Form 10QSB
period 1996-03-31
UNITED STATES ANTIMONY CORP
filed 1997-01-10
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 (fee required)

                  For the quarterly period ended March 31, 1996

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (no fee required)


         For the transition period      to
                                   -----   -----


                        Commission file number 33-00215

                       UNITED STATES ANTIMONY CORPORATION

                 (Name of small business issuer in its charter)

                                    Montana
                       ---------------------------------
                         (State or other jurisdictuion
                       of incorporation or organization)

                                   81-0305822
                       ---------------------------------

                          P.O. Box 643, Thompson Falls,
                                  Montana 59873
                       ---------------------------------
                             (Address of principal
                               executive offices)

     Registrant s telephone number, including area code:   (406) 827-3523


     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days. Yes        No   X
                       -----     -----

     At January 10, 1997, the registrant had outstanding 12,573,434 shares of par value $.01 common stock.

                         PART 1.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements and Supplementary Data

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED BALANCE SHEETS

                                                March 31,    December 31,
                                                  1996           1995
                                              ------------   ------------
                                              (Unaudited)
                    ASSETS
     Cash assets:
       Cash (Bank overdraft)                  $    (25,092)  $      5,800
       Restricted cash, payroll taxes                               4,598
       Accounts Receivable                          60,027        110,920
       Inventories                                 506,334        450,501
       Prepaid royalty expense                      10,040         10,040
                                              ------------   ------------
               Total current assets                551,309        581,859

     Properties, plants and equipment, net       1,319,070      1,281,742
     Restricted cash, reclamation bonds            170,046        170,046
                                              ------------   ------------
               Total assets                   $  2,040,425   $  2,033,647
                                              ============   ============

     LIABILITIES AND STOCKHOLDERS  DEFICIT

     Current liabilities:
       Accounts payable                       $    347,924   $    299,446
       Accrued payroll and property taxes          105,062         71,772
       Accrued payroll and other                    45,271         47,285
       Judgments payable                           144,162        147,865
       Accrued interest payable                    704,204        672,130
       Payable to related parties                  642,107        646,347
       Notes payable to bank                        78,851        114,824
       Notes payable to Bobby C. Hamilton,
         current                                    16,067         15,771
       Debentures payable                          650,000        650,000
       Accrued reclamation costs, current           80,000         80,000
                                              ------------   ------------
               Total current liabilities         2,813,648      2,745,440

     Note payable to Bobby C. Hamilton,
       noncurrent                                1,749,526      1,773,948
     Accrued reclamation costs, noncurrent         330,343        330,193
                                              ------------   ------------
               Total liabilities                 4,893,517      4,849,581

     Commitments and contingencies

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                March 31,    December 31,
                                                  1996           1995
                                              ------------   ------------
                                              (Unaudited)
     LIABILITIES AND STOCKHOLDERS  DEFICIT,
     CONTINUED

     Stockholders  deficit:
       Preferred stock, $.01 par value,
         10,000,000 shares authorized:
           Series A: 4,500 shares issued and
             outstanding                                45             45
           Series B: 750,000 shares issued
             and outstanding (liquidation
             preference $765,000 at
             December 31, 1995)                      7,500          7,500
       Common stock, $.01 par value, 20,000,000
         shares authorized; 12,113,434 shares
         shares issued and outstanding             121,134        121,134
       Additional paid-in capital               13,190,544     13,190,544
       Accumulated deficit                    (16,172,315)    (16,135,157)
                                              ------------   ------------
               Total stockholders  deficit    (  2,853,092)  (  2,815,934)
                                              ------------   ------------
               Total liabilities and
                 stockholders  deficit        $  2,040,425   $  2,033,647
                                              ============   ============

     See Notes to Consolidated Financial Statements

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF OPERATIONS
     for the three-month periods ended March 31, 1996 and March 31, 1995


                                                       March 31,
                                              ---------------------------
                                                  1996           1995
                                              ------------   ------------

     Revenues:
       Sales of antimony products             $  1,348,530   $    910,803
       Sales of gold and silver                    177,450        227,662
                                              ------------   ------------
                                                 1,525,980      1,138,465
                                              ------------   ------------
     Expenses:
       Cost of antimony production               1,142,936        574,329
       Cost of gold and silver production          282,727        327,590
                                              ------------   ------------
                                                 1,425,663        901,919
                                              ------------   ------------
     Gross Profit                                  100,317        236,546
                                              ------------   ------------
       Other expenses (income):
         General and Administrative                104,209         48,987
         Gain on disposal of property              (45,000)
         Interest expense                           80,784         85,195
         Interest income                            (2,515)        (1,545)
                                              ------------   ------------
                                                   137,475        132,937
                                              ------------   ------------
     Net income (loss)                        $    (37,158)  $    103,909
                                              ============   ============
     Net income (loss) per common share       $        NIL   $        .01
                                              ============   ============

     Weighted average common shares
       outstanding                              12,113,434     11,681,434
                                              ============   ============


     See Notes to Consolidated Financial Statements

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     for the three-month period ended March 31, 1996



     Cash flows from operating activities:
       Net loss                                                  $(37,158)
       Adjustments to reconcile net income to net
         cash provided by operations:
         Depreciation                                              49,200
         Gain on disposal of equipment                            (45,000)
         Change in:
           Restricted cash                                          4,598
           Accounts receivable                                     50,893
           Inventories                                            (55,833)
           Accounts payable                                        48,478
           Accrued payroll and property taxes                      33,290
           Accrued payroll and other                               (2,014)
           Judgments payable                                       (3,703)
           Accrued interest payable                                32,074
           Payable to related parties                              (4,240)
           Accrued reclamation costs                               (1,081)
                                                                 --------
             Net cash provided by operating activities             69,504
                                                                 --------
     Cash flows from investing activities:
       Purchase of properties, plant and equipment                (85,297)
       Sale of property                                            45,000
                                                                 --------
             Net cash used in investing activities:               (40,297)
                                                                 --------
     Cash flows from financing activities:
       Payments on notes payable to bank                          (35,973)
       Payments to Bobby C. Hamilton                              (24,126)
                                                                 --------
             Net cash used in financing activities                (60,099)
                                                                 --------
     Net increase (decrease) in cash                              (30,892)
     Cash, beginning of period                                      5,800
                                                                 --------
     Bank overdraft, end of period                               $(25,092)
                                                                 ========

     Supplemental disclosures:
       Cash paid during the three-month period for interest      $ 39,916
                                                                 ========

     See Notes to Consolidated Financial Statements

     UNITED STATES ANTIMONY CORPORATION and SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)


     1.  NOTES TO DECEMBER 31, 1995 CONSOLIDATED FINANCIAL STATEMENTS:


         The notes to the consolidated financial statements as of December 31, 1995, as set forth in the Company s 1995 Annual Report on Form 10-KSB, substantially apply to these interim consolidated financial statements and are not repeated here.


     2.  ADJUSTMENTS TO FINANCIAL STATEMENTS:

         The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1995, was derived from the audited consolidated balance sheet referred to in Note 1 above.


     3.  PRESENTATION OF FINANCIAL STATEMENTS:

         The financial statements include a statement of cash flows for the three-month period ended March 31,1996. A comparable statement for the three-month period ended March 31, 1995 is not presented as no balance sheet for the three-month period ended March 31, 1995 was prepared. Accordingly, the statement of cash flows for the twelve month period ended December 31, 1995, as set forth in the Company s Form 10-KSB should be read in conjunction with these statements.


     4.  COMMITMENTS AND CONTINGENCIES:

         Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product at the Preachers Cove mill, which is located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. The Company has been reclaiming the property and as of September 30, 1996, management estimates that the cyanide cleanup is approximately 75% complete. Approximately two-thirds of the mill has also been removed. The Company anticipates having the cyanide contamination remediated and the mill removed by 1998. In 1996, the Idaho Department of Environmental Quality requested the Company sign a consent decree related to completing the reclamation and remediation at the Preachers Cove mill. The Company plans to enter into the consent decree upon completion of the cyanide remediation. At March 31, 1996, the liability for the remaining estimated costs to complete remediation at the site was $163,888.


     ITEM 2.  Management s Discussion and Analysis of Results of
              Operations and Financial Condition

     GENERAL

     The Company s operations resulted in a net loss of $37,158 for the three-month period ending March 31, 1996 compared to net income of $103,900 for the comparable period in 1995. The reduction in income is primarily due to a decreased gross profit in the antimony division and increased general and administration expenses.

     Total revenues for the first quarter of 1996 were $1,525,980 compared with $1,138,465 for the comparable quarter in 1995, an increase of $387,515 or 34%. The increase is attributable to increased sales of antimony products. Sales of antimony products during the first quarter of 1996 were $1,348,530 consisting of 641,094 pounds at an average sale price of $2.10 per pound. Sales of antimony products during the first quarter of 1995 were $910,803 consisting of 302,195 pounds at an average sale price of $3.02 per pound. Gross profit from antimony product sales was $205,594, or 15% of sales during the first quarter of 1996 compared with a gross profit of $336,474, or 37% of sales during the comparable quarter of 1995. The decrease in gross profit is primarily due to the decrease in sale price per pound during the first quarter of 1996 compared to the first quarter of 1995.

     The Company reports 50% of total antimony sales made by HoltraChem and the Company. Accordingly, total sales of antimony products by both companies was $2,697,060 or 1,282,187 pounds during the first quarter of 1996 and $1,1821,606 or 604,390 pounds during the first quarter of 1995. In both quarters all of the antimony products sold were produced at the Company s plant in Thompson Falls, Montana.

     Sales of gold and silver totaled $177,450 during to first quarter of 1996 and consisted of 441 ounces of gold and 198 ounces of silver. Sales of gold and silver during the comparable period in 1995 were $227,662 and consisted of 590 ounces of gold and 300 ounces of silver. The Company realized $397 per ounce of gold sold during the first quarter of 1996 and $381 during the comparable period in 1995. The decrease in gold and silver sales was approximately 22% from the first quarter of 1995 to the first quarter of 1996, and was primarily attributable to decreased gold and silver production. The Yellow Jacket mine continued to operate at a loss due to low production volumes, high costs of operations and insufficient capital for mine and mill processing improvements. The operating loss, excluding the allocation of any general and administrative expenses, was $105,277 and $99,928 during the first quarter of 1995 and 1996, respectively. The Yellow Jacket production has been plagued since its inception by a lack of operating capital that has prevented the Company from bringing its production to capacity. In August 1996, the Company placed the Yellow Jacket mine on a care-and-maintenance status. Continuing annual costs while on a care-and-maintenance status are estimated to be approximately $136,000, excluding any revenues from ongoing gold recoveries.

     General and administrative expenses increased from $48,987 during the first quarter of 1995 to $104,209 in the comparable quarter of 1996, an increase of $55,222. The increase was principally due to legal fees relating to the company s USAMSA negotiations and increased office labor and accounting fees related to the Company s efforts to regain compliance with Securities and Exchange Commission ( SEC ) reporting regulations.

     During the first quarter of 1996 the Company recognized a gain on the disposal of property of $45,000. There were no gains or losses on disposition of assets for the comparable period in 1995.

     Interest expense decreased from $85,195 during the first quarter of 1995 to $80,784 during the comparable quarter of 1996. The decrease relates to a corresponding decrease in the Company s interest bearing obligations from the first quarter of 1995 to the first quarter of 1996. Interest income increased from $1,545 during the first quarter of 1995 to $2,515 during the comparable quarter in 1996. The increase was due to an increase in restricted cash balances and interest rates from the first quarter of 1995 to 1996.

     FINANCIAL CONDITION AND LIQUIDITY

     At March 31, 1996, Company assets totaled $2,040,425, and there was a stockholders' deficit of $2,853,092. The stockholders' deficit increased $37,158 from the December 31, 1995 due to a net loss recognized from the Company's operations during the first quarter of 1996. In order to continue as a going concern, the Company is dependent upon (1) the planned conversion of certain debt and accrued interest to equity (2) profitable operations from the antimony division, (3) additional equity financing, and (4) continued availability of bank financing. Without such debt conversions and additional financing, the Company may not be able to meet its obligations, fund operations and continue in existence. There can be no assurance that management will be successful in its plans to improve the financial condition of the Company.

     Cash provided by operating activities during the first quarter of 1996 was $69,504 and resulted primarily from increases in current liabilities and accounts payable. Cash provided by investing during the first quarter activities consisted of $45,000 from the disposal of property. Purchases of property plant and equipment in the antimony division consumed $85,297 of cash during the first quarter of 1996. Cash used in financing activities totaled $60,099 during the first quarter of 1996 and consisted of principal payments on notes to bank and to Bobby C. Hamilton.

     During the third quarter of 1996, the Company borrowed $238,297 pursuant to a five-year note payable and $75,000 under an operating line of credit with a bank, which are guaranteed by John C. Lawrence. The borrowings paid certain current obligations of the Company and funded operating activities. In addition, during the second quarter of 1996, the Company decreased its operating losses at the Yellow Jacket mine by placing the property on a care-and-maintenance basis. This care-and-maintenance basis still provides for a limited amount of gold production that will partially offset the care-and-maintenance costs and help finance the Company's environmental obligation costs at the Preacher's Cove Millsite and underground exploration of the Yellow Jacket property.

     At September 30, 1996, the Company completed its investment in its 50% share of antimony inventory. Correspondingly, the Company will begin receiving a greater percentage of profits from antimony sales with HoltraChem. These resources will be available to meet the Company's obligations and fund operations. In addition, during the fourth quarter of 1996, the Company realized cash from a retroactive adjustment in the tolling fee it charges to convert antimony metal into antimony products. The adjustment resulted from costs of production exceeding toll fees received during the first, second and third quarters of 1996. The increase in toll fee has helped the Company to cover more of its costs of antimony products production.

     Significant financial commitments for future periods will include:

     - Providing $5,000 per month for a "sinking fund" to pay defaulted debentures and accrued interest, which are not ultimately converted (see Note 18 to the December 31, 1995 consolidated financial statements). Assuming only 70% of the accrued interest is converted, the total remaining accrued interest to be paid will be approximately $207,000.

     -   Servicing borrowings from the bank

     - Servicing the Hamilton note payable at a minimum of $150,000 annually (see Note 11 to the December 31, 1995 consolidated financial statements).

     -   Keeping current on payroll tax liabilities and accounts payable.

     -   Fulfilling reclamation responsibilities with regulatory agencies.

     - Annual care and maintenance costs of approximately $136,000 at the Yellow Jacket mine.

     - Minimum annual royalty payments of $52,500 to Geosearch and Yellow Jacket mines.

     - Providing antimony profits to fund the remaining portion of the Company's antimony inventory up until the Company's share of antimony inventory amounts to $750,000 or 50% of the total inventory and tolling fee deficiencies as they arise.

     The Company plans to address these and other financial requirements by enhancing the value of its gold properties through an exploration program begun in 1996. The Company hopes to develop additional reserves from exploration and generate funds from the sale, joint venture or eventual production from the property.

     During 1996, the Company completed its Form 10-K and continued in preparing its Forms 10-Q and other reports required by SEC regulations. It is the Company's intention that as these reports are available and as the Company regains compliance with SEC regulations to seek additional financing to expand its business operations and satisfy its obligations. In 1996, $127,500 was generated through sales of 460,000 shares of unregistered common stock to existing stockholders and others to help finance the preparation of financial information and fund operations. In the fourth quarter of 1996, the Company sought and is obtaining sponsorship from a market maker to list the Company s stock on NASD s Electronic Bulletin Board trading exchange.

     Upon re-establishing a market for its common stock, the Company plans to issue additional shares to investors to help finance the finalization of its investment in USAMSA and fund production from the Mexican properties.

                          PART I I - OTHER INFORMATION

     Items 1, 2, 3, 4, and 5 are omitted from this report as inapplicable.

     ITEM 6. Exhibits and Reports on Form 8-K

     Reports on Form 8-K

     A form 8-K was filed by the Company on January 10, 1997 to report under Item 5, the resignation of Jeffrey R. Maichel and Walter L. Maguire, Jr. from the Board of Directors.

     SIGNATURES


     Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     UNITED STATES ANTIMONY CORPORATION
     (Registrant)



     By:/s/ John C. Lawrence                    Date: January 10, 1997
        ------------------------------------
        John C. Lawrence, Director and
        President (Principal Executive,
        Financial and Accounting Officer)