Form 10QSB
period 1996-06-30
UNITED STATES ANTIMONY CORP
filed 1997-01-17
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 (fee required)

                  For the quarterly period ended June 30, 1996

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

     Registrant's telephone number, including area code:   (406) 827-3523


     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days. Yes        No   X
                       -----     -----

     At January 10, 1997, the registrant had outstanding 12,573,434 shares of par value $.01 common stock.

     PART 1.  FINANCIAL INFORMATION
     ------------------------------
     ITEM 1.  Financial Statements and Supplementary Data

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED BALANCE SHEETS


                                                      (Unaudited)
                                               ---------------------------
                                                 June  30,    December 31,
                                                   1996           1995
                                               ------------   ------------
                     ASSETS

     Cash assets:
       Cash (bank overdraft)                   $    (37,003)  $      5,800
       Restricted cash, payroll taxes                                4,598
       Accounts Receivable                          142,854        110,920
       Inventories                                  513,198        450,501
       Prepaid royalty expense                       10,040         10,040
                                               ------------   ------------
               Total current assets                 629,089        581,859
                                               ------------   ------------
     Properties, plants and equipment, net        1,283,172      1,281,742
     Restricted cash, reclamation bonds             170,046        170,046
                                               ------------   ------------
               Total assets                    $  2,082,307   $  2,033,647
                                               ============   ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities:
       Accounts payable                        $    365,322   $    299,446
       Accrued payroll and property taxes           161,406         71,772
       Accrued payroll and other                     45,083         47,285
       Judgments payable                            145,907        147,865
       Accrued interest payable                     736,379        672,130
       Payable to related parties                   646,120        646,347
       Notes payable to bank                         93,378        114,824
       Notes payable to Bobby C. Hamilton,
         current                                     16,363         15,771
       Debentures payable                           650,000        650,000
       Accrued reclamation costs, current            80,000         80,000
                                               ------------   ------------
               Total current liabilities          2,939,958      2,745,440

     Note payable to Bobby C. Hamilton,
       noncurrent                                 1,732,056      1,773,948
     Accrued reclamation costs, noncurrent          307,511        330,193
                                               ------------   ------------
               Total liabilities                  4,979,525      4,849,581
                                               ------------   ------------

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                      (Unaudited)
                                               ---------------------------
                                                 June  30,    December 31,
                                                   1996           1995
                                               ------------   ------------
      LIABILITIES AND STOCKHOLDERS' DEFICIT,
                    CONTINUED

     Commitments and contingencies

     Stockholders' deficit:
       Preferred stock, $.01 par value,
         10,000,000 shares authorized:
           Series A: 4,500 shares issued and
             outstanding                       $         45   $         45
           Series B: 750,000 shares issued
             and outstanding (liquidation
             preference $765,000 at
             December 31, 1995)                       7,500          7,500
       Common stock, $.01 par value,
         20,000,000 shares authorized;
         12,223,434 and 12,113,434 shares
         issued and outstanding                     122,234        121,134
       Additional paid-in capital                13,246,944     13,190,544
       Accumulated deficit                      (16,273,941)   (16,135,157)
                                               ------------   ------------
               Total stockholders' deficit       (2,897,218)    (2,815,934)
                                               ------------   ------------
               Total liabilities and stock-
                 holders' deficit              $  2,082,307   $  2,033,647
                                               ============   ============

     See Notes to Conslidated Financial Statements

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF OPERATIONS
     for the three and six-month periods ended June 30, 1996
       and June 30, 1995

                                                  Unaudited
                                    -----------------------------------------------------
                                       Three Months Ended           Six Months Ended
                                            June 30,                     June 30,
                                    -------------------------   -------------------------
                                       1996          1995          1996          1995
                                    -----------   -----------   -----------   -----------
      Revenues:
        Sales of antimony products  $   970,302   $ 1,447,320   $ 2,318,832   $ 2,358,123
        Sales of gold and silver        255,201       292,337       432,651       519,999
                                    -----------   -----------   -----------   -----------
          Total Revenues              1,225,503     1,739,657     2,751,483     2,878,122
                                    -----------   -----------   -----------   -----------
      Cost of Production:
        Cost of antimony
          production                    819,051     1,076,576     1,972,363     1,650,905
        Cost of gold and silver
          production                    365,318       347,187       649,740       674,777
                                    -----------   -----------   -----------   -----------
            Total Cost of
              Production              1,184,369     1,423,763     2,622,103     2,325,682
                                    -----------   -----------   -----------   -----------
            Gross Profit                 41,134       315,894       129,380       552,440
                                    -----------   -----------   -----------   -----------
      Other expenses (income):
        General and administrative
          expenses                       76,738        34,418       177,667        83,405
        Gain on disposal of asset                     (17,500)      (45,000)      (17,500)
        Interest expense                 67,957        75,109       139,947       160,304
        Interest income                  (1,935)       (1,811)       (4,450)       (3,356)
                                    -----------   -----------   -----------   -----------
                                        142,760        90,216       268,164       222,853
                                    -----------   -----------   -----------   -----------
      Net income (loss)             $  (101,626)  $   225,678   $  (138,784)  $   329,587
                                    ===========   ===========   ===========   ===========
      Net Income (loss) per share   $      (.01)  $       .02   $      (.01)  $       .03
                                    ===========   ===========   ===========   ===========
      Weighted average common
        shares outstanding           12,187,990    11,715,323    12,150,545    11,693,545
                                    ===========   ===========   ===========   ===========


      See Notes to Consolidated Financial Statements

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     for the six month period ended June 30, 1996
     Unaudited

                                                                 June 30,
                                                                   1996
                                                                 ---------
     Cash flows from operating activities:
       Net loss                                                  $(138,784)
       Adjustments to reconcile net income to net
         cash provided by operations:
           Depreciation and amortization                           102,925
           Gain on disposal of equipment                           (45,000)
           Change in:
             Restricted cash                                         4,598
             Accounts receivable                                   (31,934)
             Inventories                                           (62,697)
             Accounts payable                                       65,876
             Accrued payroll and property taxes                     89,634
             Accrued payroll and other                              (2,202)
             Judgments payable                                      (1,958)
             Accrued interest payable                               64,249
             Payable to related parties                               (227)
             Accrued reclamation costs                             (25,735)
                                                                 ---------
               Net cash provided by operating activities            18,745
                                                                 ---------
     Cash flows from investing activities:
       Purchase of properties, plant and equipment                (101,300)
       Sale of property                                             45,000
                                                                 ---------
               Net cash used in investing activities:              (56,300)
                                                                 ---------
     Cash flows from financing activities:
       Payments on notes payable to bank (net)                     (21,448)
       Payments to Bobby C. Hamilton                               (41,300)
       Proceeds from sale of common stock                           57,500
       Advances from bank overdraft                                 37,003
                                                                 ---------
               Net cash used in financing activities                31,755
                                                                 ---------
     Net decrease in cash                                           (5,800)
     Cash, beginning of period                                       5,800
                                                                 ---------
     Cash, end of  period                                        $     -0-
                                                                 =========
     Supplemental disclosures:
       Cash paid during the six-month period for interest        $  75,698

     See Notes to Consolidated Financial Statements

     UNITED STATES ANTIMONY CORPORATION and SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)


     1.  NOTES TO DECEMBER 31, 1995 CONSOLIDATED FINANCIAL STATEMENTS:

         The notes to the consolidated financial statements as of December 31, 1995, as set forth in the Company's 1995 Annual Report on Form 10-KSB, substantially apply to these interim consolidated financial statements and are not repeated here.


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


     3.  PRESENTATION OF FINANCIAL STATEMENTS:

         The financial statements include a statement of cash flows for the six-month period ended June 31, 1996. A comparable statement for the six-month period ended June 30, 1995 is not presented as no balance sheet for the six-month period ended June 31, 1995 was prepared. Accordingly, the statement of cash flows for the twelve month-period ended December 31, 1995, as set forth in the Company's Form 10-KSB should be read in conjunction with these financial statements.


     4.  COMMITMENTS AND CONTINGENCIES:


         Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product at the Preachers Cove mill, which is located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. The Company has been reclaiming the property and as of September 30, 1996,

     (UNAUDITED)


     4.  COMMITMENTS AND CONTINGENCIES, CONTINUED:

         management estimates that the cyanide cleanup is approximately 75% complete. Approximately two-thirds of the mill has also been removed. The Company anticipates having the cyanide contamination remediated and the mill removed by 1998. In 1996, the Idaho Department of Environmental Quality requested the Company sign a consent decree related to completing the reclamation and remediation at the Preachers Cove mill. The Company plans to enter into the consent decree upon completion of the cyanide remediation. At June 30, 1996, the liability for the remaining estimated costs to complete remediation at the site was $139,233.


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

     GENERAL

     The Company's operations resulted in a net loss of $138,784 for the six-month and $101,626 for the three-month periods ended June 30, 1996, compared to net income of $329,587 and $225,678 for the same respective periods in 1995. The reduction in income is primarily due to decreased gross profit in the antimony division, increased losses in the gold division and increased general and administrative expenses.

     Total revenues for the first six months of 1996 were $2,751,483 compared with $2,878,122 for the comparable period in 1995, a decrease of $126,639 or 4%. Total revenues during the second quarter of 1996 were $1,225,503 compared with $1,739,657 during the second quarter of 1995, a decrease of $514,154 or 30%. The decrease was due to decreased antimony products and gold sales during the second quarter of 1996. Sales of antimony products during the first six months of 1996 were $2,318,832 conisting of 1,124,062 pounds at an average sale price of $2.06 per pound. During the second quarter of 1996 sales of antimony products were $970,302 consisting of 482,969 pounds at an average sale price of $2.01 per pound. Sales of antimony products during the first six months of 1995 were $2,358,123 consisting of 865,901 pounds at an average sale price of $2.72 per pound. During the second quarter of 1995 sales of antimony products were $1,447,320 consisting of 563,706 pounds at an average sale price of $2.56 per pound. The decrease in sale prices of antimony products from the comparable six and three month periods in 1995 to those in 1996 is the result of a corresponding decrease in antimony metal prices. Gross profit from antimony sales during the first six months of 1996 was $346,469, and $151,251 during the second quarter of 1996, compared with a gross profit of $707,218 during the first six months of 1995 and $370,744 during the second quarter of 1995. The decreases in gross profit for the six and three month periods ended June 30, 1996 are principally due to declining antimony sale prices (described above) as compared to the cost of antimony products sold during the respective periods.

     The Company reports 50% of total antimony sales made by HoltraChem and the Company. Accordingly, total sales of antimony products by both companies was $4,637,664 or 2,248,124 pounds during the first six months of 1996 and $1,940,604 or 965,938 pounds during the second quarter of 1996. Substantially all of the antimony products sold were produced at the Company's plant in Thompson Falls, Montana.

     Sales of gold and silver totaled $432,651 during the first six months of 1996 and $255,201 during the second quarter of 1996. Ounces of gold sold during the six and three month periods ended June 30, 1996 were 1,095 and 654, respectively. Sales of gold and silver totaled $519,999 during the first six months of 1995 and $292,337 during the second quarter of 1995. Ounces of gold sold during the six and three month periods ended June 30, 1995 were 1,341 and 751, respectively. The decline in gold and silver sales from the six and three month periods ended June 30, 1995 to the comparable periods of 1996 related to decreased production due to fewer tons of ore mined and milled and lower gold recoveries. Sale price per ounce of gold sold during the first six months of 1996 was $390 and $386 during the second quarter of 1996, compared with $384 and $386 for the comparable six and three month periods in 1995. Gross losses from the gold division were $217,089 and $110,117 for the six and three month periods ended June 30, 1996, respectively, compared with gross losses of $154,778 and $54,850 during the same periods in 1995. The increase in gross losses in 1996 was due to increased production costs and lower gold production as a result of the factors described above. The Yellow Jacket production has been plagued since its inception by a lack of operating capital that has prevented the Company from bringing its production to capacity. In August 1996, the Company placed the Yellow Jacket mine on a care-and-maintenance status.

     General and administrative expenses increased $94,262 during the first six months of 1996 as compared to the first six months of 1995, and $42,320 during the second quarter of 1996 as compared to the second quarter of 1995. The increase was principally due to legal fees relating to the company's USAMSA negotiations and increased professional and accounting fees related to the Company's annual audit of it's financial statements and efforts to regain compliance with the Securities and Exchange Commission.

     During the six months of 1996 the Company recognized a gain on the disposal of property of $45,000. There were no gains or losses on disposition of assets for the comparable period in 1995.

     Interest expense was $139,947 and $67,957 for the six and three month periods ended June 30, 1996, respectively, compared to $160,304 and $75,109 for the same periods in 1995. The decrease was due to a decrease in interest bearing obligations from 1995 to 1996.

     Interest income was $4,450 and $1,935 for the six and three month period ended June 30, 1996, respectively, compared to $3,356 and $1,181 for the same periods in 1995. The increase in interest income was attributable to a corresponding increase in restricted cash held for reclamation purposes.

     FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 1996, Company assets totaled $2,082,307, and there was a stockholders' deficit of $2,897,218. The stockholders' deficit increased $138,784 from December 31, 1995 due to a net loss recognized from the Company's operations during the first two quarters of 1996. In order to continue as a going concern, the Company is dependent upon
     (1) the planned conversion of certain debt and accrued interest to equity (2) profitable operations from the antimony division, (3) additional equity financing, and (4) continued availability of bank financing. Without such debt conversions and additional financing, the Company may not be able to meet its obligations, fund operations and continue in existence. There can be no assurance that management will be successful in its plans to improve the financial condition of the Company.

     Cash provided by operating activities during the first six months of 1996 was $18,745 and resulted primarily from increases in current liabilities and accounts payable. Cash provided by investing activites during the six months ended June 30, 1996 consisted of $45,000 from the disposal of property. Purchases of property plant and equipment in the antimony division consumed $101,300 of cash during the first six months of 1996. Proceeds of $57,500 were generated through sales of common stock during the second quarter of 1996. Cash used in financing activities totaled $62,748 during the first six months of 1996 and consisted of principal payments on notes to bank and to Bobby C. Hamilton. Advances in the form of bank overdrafts consisted of $37,003 during the six-month period ended June 30, 1996.

     During the third quarter of 1996, the Company borrowed $238,297 pursuant to a five-year note payable and $75,000 under an operating line of credit with a bank, which are guaranteed by John C. Lawrence. The borrowings paid certain current obligations of the Company and funded operating activities. In addition, during the third quarter of 1996, the Company attempted to decrease its operating losses at the Yellow Jacket mine by placing the property on a care-and-maintenance basis. This care-and-maintenance basis still provides for a limited amount of gold production that will partially offset the care-and-maintenance costs and help finance the Company's environmental obligation costs at the Preacher's Cove Millsite and fund underground exploration of the Yellow Jacket property.

     At September 30, 1996, the Company completed its investment in its 50% share of antimony inventory. Correspondingly, the Company will begin receiving a greater percentage of profits from antimony sales with HoltraChem. These resources will be available to meet the Company's obligations and fund operations.

     In addition, during the fourth quarter of 1996, the Company realized cash from a retroactive adjustment in the "tolling" fee it charges to convert antimony metal into antimony products. The adjustment resulted from costs of production exceeding toll fees received during the first, second and third quarters of 1996. The adjustment, and the resulting increase in toll fee, will help the Company to cover more of its costs of antimony products production.

     Significant financial commitments for future periods will include:

     -- Providing $5,000 per month for a "sinking fund" to pay defaulted debentures and accrued interest, which are not ultimately converted (see Note 18 to the December 31, 1995 consolidated financial statements).

     --  Servicing borrowings from the bank (see above).

     -- Servicing the Hamilton note payable at a minimum of $150,000 annually (see Note 11 to the December 31, 1995 consolidated financial statements).

     --  Keeping current on payroll tax liabilities and accounts payable.

     --  Fulfilling reclamation responsibilities with regulatory agencies.

     -- Annual care and maintenance costs of approximately $136,000 at the Yellow Jacket mine.

     -- Minimum annual royalty payments of $52,500 to Geosearch and Yellow Jacket mines.

     -- Providing antimony profits to fund the remaining portion of the Company's antimony inventory up until the Company's share of antimony inventory amounts to $750,000 or 50% of the total inventory.

     The Company plans to address these and other financial requirements by enhancing the value of its gold properties through an exploration program begun in 1996. The Company hopes to develop additional reserves from exploration and generate funds from the sale, joint venture or eventual production from the property. During 1996, the Company completed its Form 10K and continued in preparing its Forms 10Q and other reports required by SEC regulations. It is the Company's intention that as these reports are available and as the

     Company regains compliance with SEC regulations to seek additional financing to expand its business operations and satisfy its obligations. In 1996, $127,500 was generated through sales of 460,000 shares of unregistered common stock to existing stockholders and others to help finance the preparation of financial information and fund operations. In the fourth quarter of 1996, the Company sought and is obtaining sponsorship from a market maker to list the Company's stock on NASD's Electronic Bulletin Board trading exchange.
     Upon re-establishing a market for its common stock, the Company plans to issue additional shares to investors to help finance the finalization of its investment in USAMSA and fund production from the Mexican properties.

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


     UNITED STATES ANTIMONY CORPORATION
     (Registrant)



     By: /s/ John C. Lawrence                      Date: January 13, 1997
         ---------------------------------------
         John C. Lawrence, Director and
           President (Principal Executive,
           Financial and Accounting (Officer)