Form 10QSB
period 1996-09-30
UNITED STATES ANTIMONY CORP
filed 1997-01-23
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




     (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 (fee required)

         For the quarterly period ended September  30, 1996

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (no fee required)
         For the transition period      to
                                   -----   -----


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
     CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)
                                             September 30,   December 31,
                                                 1996            1995
                                             -------------   ------------
                     ASSETS
     Cash assets:
       Cash (bank overdraft)                 $    (43,189)   $      5,800
       Restricted cash, payroll taxes                               4,598
       Accounts Receivable                         71,882         110,920
       Inventories                                560,289         450,501
       Prepaid expenses                            16,618          10,040
                                             ------------    ------------
               Total current assets               605,600         581,859

     Properties, plants and equipment, net      1,246,873       1,281,742
     Restricted cash, reclamation bonds           170,046         170,046
                                             ------------    ------------
               Total assets                  $  2,022,519    $  2,033,647
                                             ============    ============

     LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities:
       Accounts payable                      $    307,419    $    299,446
       Accrued payroll and property taxes          45,888          71,772
       Accrued payroll and other                   42,107          47,285
       Judgments payable                          136,651         147,865
       Accrued interest payable                   752,290         672,130
       Payable to related parties                 648,666         646,347
       Notes payable to bank                      301,832         114,824
       Note payable to Bobby C. Hamilton,
         current                                   16,659          15,771
       Debentures payable                         650,000         650,000
       Accrued reclamation costs, current          80,000          80,000
                                             ------------    ------------
               Total current liabilities        2,981,512       2,745,440

     Note payable to Bobby C. Hamilton,
       noncurrent                               1,723,138       1,773,948
     Accrued reclamation costs, noncurrent        264,331         330,193
                                             ------------    ------------
               Total liabilities                4,968,981       4,849,581

     Commitments and contingencies

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                     (Unaudited)
                                             September 30,   December 31,
                                                 1996            1995
                                             -------------   ------------
     Stockholders' deficit:
       Preferred stock, $.01 par value,
         10,000,000 shares authorized:
           Series A: 4,500 shares issued
             and outstanding                 $         45    $         45
           Series B: 750,000 shares issued
             and outstanding (liquidation
             preference $765,000 at
             December 31, 1995)                     7,500           7,500
       Common stock, $.01 par value,
         20,000,000 shares authorized;
         12,573,434 and 12,113,434
         shares issued and outstanding            125,734         121,134
       Additional paid-in capital              13,313,504      13,190,544
       Accumulated deficit                    (16,393,245)    (16,135,157)
                                             ------------    ------------
               Total stockholders' deficit     (2,946,462)     (2,815,934)
                                             ------------    ------------
               Total liabilities and
                 stockholders' deficit       $ (2,022,519)   $  2,033,647
                                             ============    ============


     See Notes to Consolidated Financial Statements

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF OPERATIONS
     for the three and nine-month periods ended
     September 30, 1996 and September 30, 1995

                                                          Unaudited

                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                        -----------------------   -----------------------
                                           1996         1995         1996         1995
                                        ----------   ----------   ----------   ----------
      Revenues:
        Sales of antimony products      $1,101,688   $1,527,538   $3,420,520   $3,885,661
        Sales of gold and silver           234,034      225,809      666,685      745,808
                                        ----------   ----------   ----------   ----------
           Total Revenues                1,335,722    1,753,347    4,087,205    4,631,469
                                        ----------   ----------   ----------   ----------
      Cost of Production:
        Cost of antimony production      1,040,662   1,268,189     3,013,025    2,919,094
        Cost of gold and silver
           production                      285,308      326,073      935,048    1,000,850
                                        ----------   ----------   ----------   ----------
             Total Cost of Production    1,325,970    1,594,262    3,948,073    3,919,944
                                        ----------   ----------   ----------   ----------
      Gross Profit                           9,752      159,085      139,132      711,525
                                        ----------   ----------   ----------   ----------
      Other expenses (income):
        General and administrative
           expenses                         74,277       77,425      251,944      160,830
        Gain on disposal of asset          (45,000)     (17,500)
        Interest expense                    57,504       65,916      197,451      226,220
        Interest income                     (2,725)      (1,900)      (7,175)      (5,256)
                                        ----------   ----------   ----------   ----------
                                           129,056      141,441      397,220      364,294
                                        ----------   ----------   ----------   ----------
      Net income (loss)                 $ (119,304)  $   17,644   $ (258,088)  $  347,231
                                        ==========   ==========   ==========   ==========
      Net Income (loss) per share       $     (.01)         Nil   $     (.02)  $      .03
                                        ==========   ==========   ==========   ==========
      Weighted average common shares
        outstanding                     12,543,399   11,731,434   12,281,496   11,706,175
                                        ==========   ==========   ==========   ==========


      See Notes to Consolidated Financial Statements

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF CASH FLOWS
     for the nine-month period ended September 30, 1996

                                                               Unaudited
                                                              September 30,
                                                                  1996
                                                              -------------

     Cash flows from operating activities:
       Net loss                                                $(258,088)
       Adjustments to reconcile net income to
         net cash provided by operations:
           Depreciation and amortization                         155,626
           Gain on disposal of equipment                         (45,000)
           Change in:
             Restricted cash                                       4,598
             Accounts receivable                                  39,038
             Inventories                                        (109,788)
             Prepaid expenses                                     (6,578)
             Accounts payable                                      7,973
             Accrued payroll and property taxes                  (25,884)
             Accrued payroll and other                            (5,178)
             Judgments payable                                   (11,214)
             Accrued interest payable                             80,160
             Payable to related parties                            2,319
             Accrued reclamation costs                           (70,607)
                                                               ---------
               Net cash used in operating activities            (242,623)
                                                               ---------
     Cash flows from investing activities:
       Purchase of properties, plant and equipment              (116,012)
       Sale of property                                           45,000
                                                               ---------
               Net cash used in investing activities             (71,012)
                                                               ---------
     Cash flows from financing activities:
       Payments on notes payable to bank (net)                   (51,289)
       Proceeds from long-term bank debt                         238,297
       Payments to Bobby C. Hamilton                             (49,922)
       Proceeds from sale of common stock                        127,560
       Advances from bank overdraft                               43,189
                                                               ---------
               Net cash provided by financing activities         307,835
                                                               ---------
     Net decrease in cash                                         (5,800)
     Cash, beginning of period                                     5,800
                                                               ---------
     Cash, end of period                                       $     -0-
                                                               =========
     Supplemental disclosures:
       Cash paid during the nine-month period for
         interest                                              $ 117,291


     See Notes to Consolidated Financial Statements

     ------------------------------------------
     UNITED STATES ANTIMONY CORPORATION and SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)


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


     3.  PRESENTATION OF FINANCIAL STATEMENTS:

         The financial statements include a statement of cash flows for the nine-month period ended September 30, 1996. A comparable statement for the nine-month period ended September 30, 1995, is not presented because no balance sheet for the nine-month period ended September 30, 1995 was prepared. Accordingly, the statement of cash flows for the twelve month period ended December 31, 1995, as set forth in the Company's Form 10-KSB should be read in conjunction with these statements.


     4.  COMMITMENTS AND CONTINGENCIES:

         Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product at the Preachers Cove mill, which is located nine miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. The Company has been reclaiming the property and as of September 30, 1996, management estimates that the cyanide cleanup is approximately 75% complete. Approximately two-thirds of the mill has also been removed. The Company anticipates having the cyanide contamination remediated and the mill removed by 1998. In 1996, the Idaho

     UNITED STATES ANTIMONY CORPORATION and SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (UNAUDITED)


     4.  COMMITMENTS AND CONTINGENCIES:

         Department of Environmental Quality requested the Company sign a consent decree related to completing the reclamation and remediation at the Preachers Cove mill. The Company plans to enter into the consent decree upon completion of the cyanide remediation. At September 30, 1996, the liability for the remaining estimated costs to complete remediation at the site was $94,355.

         On November 15, 1996, the Bureau of Land Management (BLM) notified the Company that it may be a responsible party as defined under CERCLA for hazardous substance release from uncontained mining tailings at a mining site near Pine Creek, Idaho. The Company was one of 13 companies that had received a similar notification.

         In response to the notification, the Company informed the BLM that the Company is neither a current or former owner of a site, has never been an operator, nor has it shipped hazardous substances or arranged for the disposal or treatment of hazardous substances in the Pine Creek area. Accordingly, the Company does not consider itself a potentially responsible party under CERCLA for the Pine Creek site.

         Although no additional notification has been received from the BLM, the Company believes it does not have a material liability relating to this site.

     ITEM 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition

     GENERAL

     The Company's operations resulted in a net loss of $258,088 for the nine-month and $119,304 for the three-month periods ended September 30, 1996, compared to net income of $347,231 and $17,644 for the same respective periods in 1995. The reduction in income is primarily due to decreased gross profit in the antimony division, increased losses in the gold division and increased general and administrative expenses.

     Total revenues for the first nine months of 1996 were $4,087,205 compared to $4,631,469 for the comparable period in 1995, a decrease of $544,264. Total revenues during the third quarter of 1996 were $1,335,722 compared to $1,753,347 during the third quarter of 1995, a decrease of $417,625. The decrease in revenues during 1996 was due to decreased antimony products and gold sales. Sales of antimony products during the first nine months of 1996 were $3,420,520 consisting of 1,802,402 at an average sale price of $1.90 per pound. During the third quarter of 1996 sales of antimony products were $1,101,688 consisting of 678,340 pounds at an average sale price of $1.62 per pound. Sales of antimony products during the first nine months of 1995 were $3,885,661 consisting of 1,537,035 pounds at an average sale price of $2.53 per pound. During the third quarter of 1995 sales of antimony products were $1,527,538 consisting of 671,134 pounds at an average sale price of $2.28 per pound. The decrease in sale prices of antimony products from the comparable nine and three month periods in 1995 compared to those in 1996 is the result of a corresponding decrease in antimony metal prices. Gross profit from antimony sales during the first nine months of 1996 was $407,495, and $61,026 during the third quarter of 1996, compared with gross profit of $966,567 during the first nine months of 1995 and $259,349 during the third quarter of 1995. The decreases in gross profit for the nine and three month periods ended September 30, 1996, compared to the same periods of 1995 are principally due to declining antimony sale prices (described above) as compared to the cost of antimony products sold during the respective periods.

     The Company reports 50% of total antimony sales made by HoltraChem and the Company. Accordingly, total sales of antimony products by both companies was $6,841,040 or 3,604,803 pounds during the first nine months of 1996 and $2,203,376 or 1,356,679 pounds during the third quarter of 1996. Substantially all of the antimony products sold were produced at the Company's plant in Thompson Falls, Montana.

     Sales of gold and silver totaled $666,685 during the first nine months of 1996 and $234,034 during the third quarter of 1996. Ounces of gold sold during the nine and three month periods ended September 30, 1996, were 1,726 and 631, respectively. Sales of gold and silver totaled $745,808 during the first nine months of 1995 and $225,809 during the third quarter of 1995. Ounces of gold sold during the nine and three month periods ended September 30, 1995, were 1,925 and 584, respectively. The decline in gold and silver sales from the nine and three month periods ended September 30, 1995, compared to the same periods of 1996 is related to decreased production and the placing the Yellow Jacket mine on a care and maintenance basis in August 1996. Gross losses from the gold division were $268,363 and $51,274 for the nine and three month periods ended September 30, 1996, respectively, compared with gross losses of $255,042 and $100,264 during the same periods in 1995. The increase in gross loss for the nine month period in 1996 compared with the same period in 1995 was due to increased production costs and lower gold production as a result of the factors described above. The decrease in gross loss during the three month period ended September 30, 1996 compared to the same period in 1995 was due to placing the Yellow Jacket mine on a care-and-maintenance status during the third quarter of 1996.

     General and administrative expenses increased $91,114 during the nine months of 1996 as compared to the first nine months of 1995, and decreased $3,148 during the third quarter of 1996 as compared to the third quarter of 1995. The increase during the nine month period was principally due to legal fees relating to the Company's USAMSA negotiations and increased professional and accounting fees related to the Company's annual audit of it's financial statements and efforts to regain compliance with the Securities and Exchange Commission.

     During the nine months of 1996 the Company recognized a gain on the disposal of property of $45,000. There were no gains or losses on disposition of assets for the comparable period in 1995.

     Interest expense was $197,451 and $57,504 for the nine and three month periods ended September 30, 1996, respectively, compared to $226,220 and $65,916 for the same periods in 1995. The decrease was due to a decrease in interest bearing obligations from 1995 to 1996.

     Interest income was $7,175 and $2,725 for the nine and three month periods ended September 30, 1996, respectively, compared to $5,256 and $1,900 for the same periods in 1995. The increase in interest income was attributable to a corresponding increase in restricted cash held for reclamation purposes and greater yields received on restricted cash.

     FINANCIAL CONDITION AND LIQUIDITY

     At September 30, 1996, Company assets totaled $2,022,519 , and there was a stockholders' deficit of $2,946,462. The stockholders' deficit increased $258,088 from December 31, 1995 due to a net loss recognized from the Company's operations during the first nine months of 1996. In order to continue as a going concern, the Company is dependent upon
     (1) the planned conversion of certain debt and accrued interest to equity (2) profitable operations from the antimony division, (3) additional equity financing, and (4) continued availability of bank financing. Without such debt conversions and additional financing, the Company may not be able to meet its obligations, fund operations and continue in existence. There can be no assurance that management will be successful in its plans to improve the financial condition of the Company.

     Cash consumed by operating activities during the first nine months of 1996 was $242,623 and resulted primarily from operating losses and cash consumed by payments of delinquent payroll and property taxes. Cash provided by investing activities during the nine months ended September 30, 1996, consisted of $45,000 from the disposal of property. Purchases of property plant and equipment in the antimony division consumed $116,012 of cash during the first nine months of 1996. Proceeds of $127,560 were generated through sales of common stock during the third quarter of 1996. Borrowings of $238,297 pursuant to a five-year note payable provided additional cash during the third quarter of 1996. Cash used in financing activities totaled $101,211 during the first nine months of 1996 and consisted of payments on notes to a bank and Bobby C. Hamilton. Advances in the form of bank overdrafts consisted of $43,189 during the nine-month period ended September 30, 1996.

     At September 30, 1996, the Company completed its investment in its 50% share of antimony inventory. Correspondingly, the Company began receiving a greater percentage of profits from antimony sales with HoltraChem. These resources will be available to meet the Company's obligations and fund operations. In addition, during the fourth quarter of 1996, the Company realized cash from a retroactive adjustment in the "tolling" fee it charges to convert antimony metal into antimony products. The adjustment resulted from costs of production exceeding toll fees received during the first, second and third quarters of 1996. The increase in toll fee will help the Company to cover more of its costs of antimony products production.

     Significant financial commitments for future periods will include:

     -- Providing $5,000 per month for a "sinking fund" to pay defaulted debentures and accrued interest, which are not ultimately converted (see Note 18 to the December 31, 1995 consolidated financial statements).

     -- Servicing borrowings from the bank.

     -- Servicing the Hamilton note payable at a minimum of $150,000 annually (see Note 11 to the December 31, 1995 consolidated financial statements).

     -- Keeping current on payroll tax liabilities and accounts payable.

     -- Fulfilling its responsibilities with environmental regulatory and financial reporting agencies.

     -- Annual care and maintenance costs at the Yellow Jacket mine.

     -- Minimum annual royalty payments of $52,500 to Geosearch and Yellow
        Jacket mines.

     -- Providing antimony profits to fund its antimony inventory.

     The Company plans to address these and other financial requirements by enhancing the value of its gold properties through an exploration program begun in 1996. The Company hopes to develop additional reserves from exploration and generate funds from the sale, joint venture or eventual production from the property. During 1996, the Company completed its Form 10-KSB and continued in preparing its Forms 10-QSB and other reports required by SEC regulations. It is the Company's intention that as these reports are available and as the Company regains compliance with SEC regulations to seek additional financing to expand its business operations and satisfy its obligations. In 1996, approximately $127,500 was generated through sales of 460,000 shares of unregistered common stock to existing stockholders and others to help finance the preparation of financial information and fund operations. In the fourth quarter of 1996, the Company sought sponsorship from a market maker to list the Company's stock on NASD's Electronic Bulletin Board trading exchange.

     Upon re-establishing a market for its common stock, the Company plans to issue additional shares to investors to help finance the finalization of its investment in USAMSA and fund production from the Mexican properties.

     PART II - OTHER INFORMATION
     ---------------------------

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


     UNITED STATES ANTIMONY CORPORATION
     (Registrant)



     By:  /s/ John C. Lawrence                     Date: January 20, 1997
          -------------------------------------
          John C. Lawrence, Director and
            President (Principal Executive,
            Financial and Accounting Officer)