Form 10KSB
period 1996-12-31
UNITED STATES ANTIMONY CORP
filed 1997-04-16
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the fiscal year ended December 31, 1996

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

       For the transition period            to
                                 ----------    ----------
                        Commission file number 33-00215

                       UNITED STATES ANTIMONY CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                                    Montana
                 ----------------------------------------------
                         (State or other jurisdictuion
                       of incorporation or organization)

                                   81-0305822
                 ----------------------------------------------

                          P.O. Box 643, Thompson Falls,
                                  Montana 59873
                 ----------------------------------------------
                             (Address of principal
                               executive offices)

     Registrant's telephone number, including area code:   (406) 827-3523

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X   No
         ---     ---

     Check if there is no disclosure of delinquent filers in response to
     Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
     Form 10-KSB.  [   ]

     The registrant's revenues for its most recent fiscal year were $5,010,913.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $2,690,348 as of March 31, 1997.

     At March 31, 1997, the registrant had outstanding 13,003,434 shares of par value $.01 common stock.

     TABLE OF CONTENTS

                                     PART I

     ITEM 1.  DESCRIPTION OF BUSINESS

              Summary
              Antimony Division
              Gold Division
              Environmental Matters
              Marketing
              Mining Industry and Metal Prices
              Other

     ITEM 2.  DESCRIPTION OF PROPERTIES

              Antimony Division
              Gold Division

     ITEM 3.  LEGAL PROCEEDINGS

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                     PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     ITEM 7.  FINANCIAL STATEMENTS

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     ITEM 10. EXECUTIVE COMPENSATION

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     SIGNATURES

     PART I

     Item 1.  Description of Business
     --------------------------------

     SUMMARY
     --------
     AGAU Mines, Inc., predecessor of United States Antimony Corporation, was incorporated in June 1968 as a Delaware Corporation to explore, develop and mine gold and silver properties. United States Antimony Corporation ("USAC," "the Company" or "the Registrant") was incorporated in Montana in January 1970 to mine and produce antimony products. In June 1973, AGAU Mines, Inc. was merged with and into USAC, with USAC the surviving corporation in the merger. In December 1983, the Company suspended its antimony mining operations when it became possible to purchase antimony raw materials more economically from foreign sources. The principal business of the Company has been the production of antimony products and the mining and milling of gold.

     In October 1989 and in April 1990, the Company had judicial financial settlements against it totaling $1,243,316 plus interest and litigation costs. The judgments consumed all available cash, shut down the Company's gold mining operation and placed the Company in a near bankruptcy posture. In December 1990, a fire destroyed the Company's corporate headquarters and many of its financial and administrative records.

     In years prior to the fire, the Company had been a reporting entity subject to the requirements of Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company had timely filed all reports required by the Exchange Act through September 30, 1990, when it filed its Form 10-Q for that quarter. Subsequent to that time, due to the destruction of records in December 1990 and the poor financial condition of the Company, no other required filings were made until filing of the Company's Form 10-KSB for the year ended December 31, 1995 and the subsequent Form 10-QSBs for the year ended December 31, 1996.

     The Company has been able to avoid bankruptcy and a termination of operations through borrowings from stockholders and directors, lack of creditor action and net income produced from operations in 1994 and 1995. There can be no assurance, however, that the Company will be able to continue to meet its obligations and continue in existence as a going concern (see Note 1 to the consolidated financial statements).

     Antimony Division
     -----------------
     The Company's antimony properties, mill and metallurgical plant are located in the Burns Mining District of Sanders County, Montana, approximately 15 miles west of Thompson Falls. The Company holds 12 patented lode claims, some of which are contiguous and 2 patented mill sites.

     Prior to 1984, the Company mined antimony ore underground by driving drifts and using slushers in room and pillar type stopes. Mining was suspended in December 1983, because antimony could be purchased more economically from foreign sources. The Company's underground antimony operations may be reopened in the future should raw material prices warrant so. The Company, through a joint relationship, obtains the majority of its antimony from China and, to a lesser degree, Canada.

     The Company currently is pursuing the acquisition of a 50% interest in United States Antimony, Mexico S.A. de C.V. ("USAMSA") to mine, mill and produce antimony metal and other raw materials from the Mexican states of Zacatecas, Coahuila, Sonora, Queretaro and Oaxaca to be sent to Thompson Falls, Montana for processing.

     From refined antimony metal, the Company produces three antimony oxide products of different particle size using proprietary furnace technology and several grades of sodium antimonate using hydrometallurgical techniques. Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper. Sodium antimonate is primarily used as a fining agent for glass in cathode ray tubes used in computers and televisions and as a flame retardant. On September 1, 1991, the Company entered into an agreement with HoltraChem, Inc. ("HoltraChem") whereby the Company would process raw material purchased by HoltraChem into finished antimony products. The Company would then deliver the finished products to HoltraChem for sale, and share in the profits or losses from sales with HoltraChem on a 50/50 basis.

     On July 1, 1995, the Company and HoltraChem terminated the 1991 agreement and entered into an Inventory and Sales Agreement and a Processing Agreement. These agreements gave rise to the creation of a wholly owned subsidiary, United States Antimony Corporation-Montana ("USAM"), that participates with HoltraChem and its subsidiary, HoltraChem-Montana, Inc. ("HCMI"), in the processing and sale of antimony products. While the agreements still provide for the sharing of profits or losses from sales, after deduction of certain costs, on a 50/50 basis, they also require the Company to fund and own 50% of the antimony inventory up to $750,000. The Company funded the acquisition of 50% of the antimony inventory through the contribution of 50% of the Company's share of profits. At December 31, 1996, the Company had fully funded 50% of the total antimony inventory. USAM also receives a processing fee from HoltraChem for the finished antimony inventory. In consideration of the Company's financial participation in carrying raw material and antimony inventory, HoltraChem agreed to provide additional marketing efforts in an attempt to increase product sales to 10 million pounds of antimony products per year. The agreements expire on December 31, 1999.

     For the year ended December 31, 1996, the Company, through its relationship with HCMI, sold 2,333,321 pounds of antimony products generating approximately $4.2 million in revenues. During 1995, the Company, through its relationship with HCMI, sold 1,966,395 pounds of antimony products, which generated approximately $4.9 million in revenues. The Company's products are sold to various customers throughout the United States. During 1996 and 1995, 22% and 21% of the Company's antimony sales were made to one customer.


     Gold Division
     -------------
     YANKEE FORK MINING DISTRICT

     Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product at the Preachers Cove mill, which is located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River. The Preachers Cove mill has been dismantled and the site is undergoing environmental remediation pursuant to a Idaho Department of Environmental Quality consent decree request. See "Environmental Matters."

     The Company owns two patented lode mining claims on Estes Mountain in the Yankee Fork District, which are now idle.

     YELLOW JACKET MINING DISTRICT

     The Company holds a mining lease on the Yellow Jacket Mine located in the Yellow Jacket Mining District of Lemhi County, Idaho, approximately 70 miles southwest of Salmon, Idaho. On July 8, 1987, the Company and Geosearch, Inc. ("Geosearch"), an Idaho corporation, entered into a mining lease agreement with Yellow Jacket Mines, Inc. of Palo Alto, California for the lease of the Yellow Jacket mine. Also on that date, the Company and Geosearch entered into an operating agreement for the exploration, development and mining of the Yellow Jacket property. Under the terms of the operating agreement, Geosearch and the Company would divide equally the net operating proceeds realized from the Yellow Jacket mine.

     On February 19, 1988, the Company obtained an assignment from Geosearch of all of its rights, title and interest in and to the lease agreement dated July 8, 1987 by and between Yellow Jacket Mines, Inc., the Company and Geosearch. In consideration of the assignment of the lease, the Company agreed to conduct certain exploration activities and to provide a preliminary mining plan which, if justified, would result in applications for permitting and bonding for a mine and mill with the state of Idaho, the U.S. Forest Service and other agencies.

     The Company also agreed to pay Geosearch a 12.5% net operating profits interest until the Company has recovered its full investment in the property, and thereafter, Geosearch would receive a 15% net operating profits interest. USAC currently pays Geosearch a minimum monthly payment of $1,000 during the months of January through April of each year, if operations are closed due to weather, and $2,000 per month for the months of May through December of each year. After the mill was built at the Yellow Jacket mine in 1990, the Company paid Geosearch $25,000 per year in staggered installments, with all payments accumulated and credited against the net operating profits due Geosearch. Net operating profits and guaranteed minimum payments paid to Geosearch apply to a $600,000 purchase price after which the Company will not be obligated to make any further payments to Geosearch.

     In March 1994, Geosearch filed an action in the Seventh Judicial District Court, Custer County, Idaho, alleging breach of the 1988 assignment of lease. The lawsuit requested recovery of $94,013 in past royalties and accrued interest thereon. On September 9, 1994, the Company settled the litigation by agreeing to an amendment to the assignment of lease. The amendment calls for the payment of past royalties and accrued interest through the assignment of 5% of gross receipts from gold production at the Yellow Jacket mine. In addition, in 1995 the Company issued 50,000 shares of its unregistered common stock and 100,000 common stock purchase warrants exercisable at $.35 per share to Geosearch. The Company also paid $4,000 in legal fees incurred by Geosearch.

     The underlying lease with Yellow Jacket Mines, Inc. requires a minimum payment of a net smelter royalty of 5% with a minimum annual royalty of $27,500.

     On July 7, 1990, the Company entered into a mining venture agreement with BumbleBee, Inc. ("BumbleBee"), a company controlled by Bobby C. Hamilton ("Hamilton"), a stockholder and creditor of the Company, to explore, develop and operate the Yellow Jacket property. Pursuant to the agreement, the Company became the venture manager and had a 60% net profits interest. The Company contributed the lease on the mining property and the use of its mine and mill equipment. BumbleBee made an initial contribution of $500,000 for its 40% net profits interest. The operation began the production of gold bullion by trucking the concentrate to the Preachers Cove cyanide leach plant. Later in 1993, gold concentrates were shipped to a smelter in British Columbia, Canada, operated by Cominco Metals, a division of Cominco, Ltd. ("Cominco"). The operation never reached operating capacity due to the problems of storing tailings and the lack of adequate operating capital. After several years of continuing losses, the Yellow Jacket mine was put on a care-and-maintenance status in 1996.

     Due to disappointing operating results and low metal prices, the Company has determined that without sufficient operating capital, the Yellow Jacket reserves are not economical to mine. Therefore, during the fourth quarter of 1996, the Company's remaining carrying value of the property of $463,057 was written off. Also, property with a carrying value of $85,735 was written off. The Company is continuing an exploration program to identify additional underground reserves.
     If ongoing exploration efforts are unsuccessful and a decision is made to permanently close the property, an accrual for closure costs will be necessary.

     During the year ended December 31, 1996, the Company sold 2,190 ounces of gold and 1,317 ounces of silver which generated $850,518 of revenues. During 1995, revenues of $1,026,741 were generated from the sale of 2,636 ounces of gold and 1,213 ounces of silver.

     Subsequent to the curtailment of production at Yellow Jacket, the Company began an underground exploration program and proceeded in reopening an abandoned tunnel on the property (the No. 3 Tunnel). In 1953, the Idaho Bureau of Mines reported gold values of 0.2 ounces per ton, 7% to 10% lead and 2% to 3% copper in the No. 3 tunnel located below the main Yellow Jacket pit. These values are in a fault offset from the open pit mineralized zone and are sulfides. The existence of this mineralized resource could increase the average recovered value to the $100 to $140 per ton range as processed by the existing mill and could increase mineable reserves. With these values, production could resume immediately, at a reduced throughput initially. However, there is no assurance that 1) the tunnel can be successfully reopened,
     2) that an economical ore reserve exists, and 3) that the sulfide material can be profitably milled due to regulatory restrictions or economic factors.

     Environmental Matters
     ---------------------
     The exploration, development and production programs conducted by the Company in the United States are subject to local, state and federal regulations regarding environmental protection. Certain of the Company's mining and production activities are conducted on public lands. The USDA Forest Service extensively regulates mining operations conducted in National Forests. Department of Interior regulations cover mining operations carried out on most other public lands. All operations by the Company involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by federal, state and local governmental authorities. The Company may be required to prepare and present to such authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. Any changes to the Company's reclamation and remediation plans which may be required due to changes in federal regulations could have an adverse effect on the Company's operations.

     In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA) designated the Company's cyanide leach plant at the Preachers Cove mill, which is located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River, as a contaminated site requiring cleanup of the cyanide solution. The Company has been reclaiming the property and, as of December 31, 1996 the cyanide solution discharge was complete and the mill has been removed. The Company anticipates having the cyanide leach residue containment completely finished by 1998. In 1996, the Idaho Department of Environmental Quality requested the Company sign a consent decree related to completing the reclamation and remediation at the Preachers Cove mill, which the Company signed in December 1996.

     On November 15, 1996, the Bureau of Land Management (BLM) notified the Company that it may be a responsible party as defined under CERCLA for hazardous substances released from uncontained mining tailings at a mining site near the Pine Creek Mining District in Idaho. The Company was one of 13 companies that had received a similar notice.

     In response to the notification, the Company informed the BLM that it is neither a current or former owner of a site, has never been an operator, nor has it shipped hazardous substances or arranged for the disposal or treatment of hazardous substances in the Pine Creek area. Accordingly, the Company does not consider itself a potentially responsible party under CERCLA for the Pine Creek site. Although no additional notification has been received from the BLM, the Company believes it does not have a material liability relating to this site.

     Marketing
     ---------
     Gold and silver concentrates from the Yellow Jacket mine are marketed directly to a smelter at Trail, British Columbia operated by Cominco. There are several other smelters that could process and purchase the concentrates. If the Company was unable to sell its concentrate to its present vendor, the Company believes the loss of this vendor would not have a material adverse impact on the Company's operations.

     In 1995, the Company entered into two agreements with HoltraChem to market its antimony products (see "Description of Business - Antimony Division"). The Company receives a processing or toll fee for producing antimony products, and HoltraChem and the Company sell the products to the customers. After HoltraChem deducts sales costs, the cost of raw materials, freight, warehousing and administrative costs, the remaining profit or loss is shared on a 50/50 basis between the Company and HoltraChem. In addition, USAC also receives 50% of any profits on HoltraChem's sale of foreign produced antimony product.

     Mining Industry and Metals Prices
     ---------------------------------
     The operating results of the Company have been and will continue to be directly related to the market prices of antimony and gold, which have fluctuated widely in recent years. The volatility of such prices is illustrated by the following table which sets forth certain high, low and average prices of antimony per pound and gold per troy ounce as reported by sources deemed reliable by the Company. Antimony prices reflect New York dealer quotes, while gold prices are Handy & Harmon quotes as reported in METALS WEEK for the periods indicated.

                    Year                                 Average
                    ----                                 -------
     Antimony       1996                                 $  1.60
                    1995                                    2.28
                    1994                                    1.78
                    1993                                    0.77
                    1992                                    0.79
                    1991                                    0.83

                    Year       High         Low          Average
                    ----       -------      -------      -------
     Gold           1996       $415.00      $367.00      $387.70
                    1995        395.40       371.20       384.00
                    1994        396.25       369.65       382.95
                    1993        405.60       326.10       365.85
                    1992        359.60       330.35       344.98
                    1991        403.00       344.25       373.63

     The range of sales prices for antimony oxide (per pound) was as follows for the periods indicated:

                    Year       High         Low          Average
                    ----       -------      -------      -------
                    1996       $  4.50      $  1.53      $  1.86
                    1995          3.12         0.89         2.56
                    1994          2.75         0.98         1.83
                    1993          1.11         1.02         1.04
                    1992          1.20         2.09         1.09
                    1991          1.05         1.19         1.13

     Metals prices are determined by a number of variables over which the Company has no control. These include the availability and price of imported metals; the quantity of new metal supply, industrial, commercial and investor demand; the level of, and expectations regarding, interest rates and the rate of inflation; political considerations; prices of other commodities; and speculation. If metal prices decline and continue to remain depressed, the Company's operations would be adversely affected.

     Other
     -----
     The Company holds no material patents, licenses, franchises or concessions, but it considers its antimony processing plant as proprietary in nature. The Company uses the tradename "Montana Brand Antimony Oxide" for the marketing of its antimony products.

     The Company is subject to the requirements of the Federal Mining Safety and Health Act of 1977, requirements of the state of Montana and the state of Idaho mining inspection, Health and Safety statutes and Sanders County, Lemhi County and Custer County health ordinances. Management of the Company believes that its current discharge of waste materials from its milling, mining and processing facilities is in material compliance with environmental regulations and health and safety standards. See "Environmental Matters."

     EMPLOYEES

     As of March 31, 1997, the Company and its wholly owned subsidiary employed 29 people, which number may adjust seasonally. None of the Company's employees are covered by collective bargaining agreements.


     Item 2.  Description of Properties
     ----------------------------------
     Antimony Division
     -----------------
     The Registrant's principal plant and mine are located in the Burns Mining District, Sanders County, Montana, approximately 15 miles west of Thompson Falls, Montana. The Registrant holds 2 patented mill sites and 12 patented lode mining claims. The lode claims are contiguous within two groups.

     Antimony mining and milling operations were curtailed during 1983 due to continued declines in the price of antimony. Through its arrangement with HoltraChem, the Company is currently purchasing raw antimony materials and continues to produce antimony metal, oxide and sodium antimonate from its antimony processing facility in Thompson Falls, Montana.

     Gold Division
     -------------
     YANKEE FORK MINING DISTRICT

     ESTES MOUNTAIN
     --------------
     The Estes Mountain properties consist of 2 patented lode mining claims in the Yankee Fork Mining District of Custer County, Idaho. These claims are located approximately 12 miles from the Company's former Preachers Cove Mill.

     PREACHERS COVE MILLSITE
     -----------------------
     The Company had a 150-ton per day gravity and flotation mill located approximately 50 miles west of Challis, Idaho and 19 miles northeast of Stanley, Idaho on the Yankee Fork of the Salmon River at Preachers Cove. The mill also had a cyanide leach plant for the processing of concentrates into dore bullion. The plant has been dismantled and the property is being reclaimed.

     YELLOW JACKET MINING DISTRICT
     -----------------------------
     The Yellow Jacket properties consist of 12 patented and 60 unpatented lode mining claims located in the Yellow Jacket Mining District of Lemhi County, Idaho, approximately 70 miles southwest of Salmon, Idaho. The gold mineralization is in quartz breccia zones that extend for more than 10,000 feet. The Company has produced 13,420 ounces of gold through December 31, 1996 from the property and is currently exploring underground for additional reserves.

     The Company's mineral resource at the Yellow Jacket mine as determined by Western Gold Exploration and Mining Company in July 1989 was as follows:

                                                               Contained
                             Diluted Tonnage   Diluted Grade   Gold Ounces
                             ---------------   -------------   -----------
     Drill indicated             238,898          0.1406         33,589
     Geologically probable        73,379          0.1048          7,690
                                 -------                         ------
                                 312,277                         41,279
                                 =======                         ======

     In 1996, Company personnel determined that the existing mineral resource was not economical to mine without additional operating capital and at current metals prices. Accordingly, production operations at the Yellow Jacket mine were suspended and the mine placed on a care and maintenance status. In connection with the suspension of operations, the Company wrote off $463,057 of the unamortized net profits interest purchased in 1995. Additionally, property with a carrying value of $85,735 was written off.

     The Company is currently reopening a tunnel to establish a continuation of the mineralization below the main Yellow Jacket pit ("Fault Offset"). The Company renewed its lease on the Continental-Columbia property in October of 1996 and has identified several mineralized targets for future exploration. The Continental-Columbia property is contiguous to the Yellow Jacket mine.

     Item 3.  Legal Proceedings
     --------------------------
     Excel-Minerals Co., Inc.
     ------------------------
     In June 1987, Lucky Custer Gold, Inc. ("Lucky Custer") filed an action in the United States District Court for the District of Idaho against Excel-Minerals Co., Inc. ("Excel") and the Company, in a case entitled LUCKY CUSTER GOLD, INC. VS. EXCEL-MINERALS CO., INC. AND UNITED STATES ANTIMONY CORPORATION, CIVIL NO. C87-1129.

     In August, 1988, Excel filed an action in the Seventh Judicial District Court of the State of Idaho entitled EXCEL-MINERALS CO., INC. VS. UNITED STATES ANTIMONY CORPORATION, CASE NO. 3081. The action claimed, among other things, that the Company breached a certain sublease contract between the Company and Excel due to the Company's nonpayment of royalties due Excel and that the Company did not return all of the metal recovered from ore being processed for Excel.

     On April 24, 1989, the cases described above went to trial. In October 1989, a judgment was rendered against Lucky Custer for any claims against the Company and Excel; against the Company for any counterclaims against Lucky Custer and Excel; and in favor of Excel against the Company. The judgment against the Company ordered that Excel recover $1,128,461 in damages and interest accrued thereon, including litigation costs of $80,695. In April 1990, an additional judgment was declared against the Company for nonpayment of royalties due Excel. The judgment against the Company ordered that Excel recover $114,855 in unpaid royalties plus litigation costs to be determined by the court.

     On June 26, 1990, the Company and Excel entered into a Covenant not to Execute ("Covenant") the above-described judgments. Pursuant to the Covenant, the $1,128,461 judgment and related attorneys fees' were payable in entirety in quarterly installments of $63,850 including interest at 10.5% through December 15, 1994, at which time the entire unpaid judgment amount was payable. In addition, an additional $51,188 was payable on March 15, 1991, representing interest for the period from April 1, 1990 to December 31, 1990.

     Royalty payments equal to 10% of net smelter returns, subject to certain net profit limitations, for all ore mined from the Estes Mountain property were to be applied monthly to the judgments payable, including accrued interest above and beyond the terms described previously, until paid in full. The Company subsequently defaulted on the payment terms of the Covenant, and Excel terminated the agreement.

     On August 29, 1991, the Company transferred its rights and interests in certain Estes Mountain patented and unpatented mining claims to Lucky Custer in exchange for Lucky Custer's 55% interest in the Excel judgment, which had previously been assigned to Lucky Custer in settlement of litigation between Excel and Lucky Custer. Concurrently, the Company entered into an agreement with Bobby C. Hamilton

     ("Hamilton"), a stockholder, whereby Hamilton would acquire a security interest in the 55% judgment claim in return for the release of Hamilton's security interest in the Estes Mountain claims which were transferred to Lucky Custer. In July 1993, the Company, Excel, Hamilton and BumbleBee entered into an agreement to settle the Excel judgment.

     The settlement agreement provided for the issuance of 1,666,667 shares of Series B preferred stock to Excel and Hamilton in amounts proportionate to their respective interests in the judgment. Accordingly, Excel received 750,000 shares of Series B preferred stock and Hamilton received 916,667 shares to be held as collateral for indebtedness due him. The preferred stock was convertible into common stock at 1:1 on or before December 31, 1995 and earns an annual dividend of $.01 per share. None of the preferred stock was converted prior to December 31, 1995.

     In addition, the settlement agreement provided for the transfer of two patented mining claims, the Gold Star and First Southwest Extension, to Excel and Hamilton in accordance to their respective interests in the judgment claims and 100% of the Charles Dickens patented claim to Excel. During 1995, Excel quit-claimed any interest in the Gold Star, First Southwest Extension and Charles Dickens mining claims back to the Company.

     On August 1, 1995, the Company filed a complaint in the United States District Court of Idaho against Hamilton and BumbleBee. The complaint sought declaratory and injunctive relief from a judicial determination by the court of the amounts due and owing Hamilton and BumbleBee and of the effect of various debt and repayment agreements between the Company and Hamilton.

     On November 15, 1995, the action was settled, and Hamilton's obligation was determined to be $1,800,000, which included $500,000 for the purchase of Hamilton's 40% net profits interest in the Yellow Jacket mine. The unsecured debt accrues interest at 7.5%, is payable from 10% of the Company's gross sales from all operations and requires a minimum payment of $150,000 annually, including interest. The settlement agreement released all security interests Hamilton had in the Company's real and personal properties, recovered 916,667 shares of Series B preferred stock and two patented mining claims held by him as security and terminated the Yellow Jacket venture agreement with BumbleBee. The settlement agreement also extinguished all previous stock price guarantees to Hamilton and caused his surrender of 150,000 shares of the Company's common stock back to the Company. In connection with the settlement, the Company canceled warrants granted to Hamilton to purchase 500,000 shares of common stock at $.25 per share and issued Hamilton 500,000 shares of the Company's unregistered common stock in connection with the purchase of his 40% net profits interest in the Yellow Jacket property.

     Geosearch, Inc.
     ---------------
     On February 19, 1988, the Company obtained an assignment from Geosearch of all of its rights, title and interest in and to the lease agreement dated July 8, 1987 by and between Yellow Jacket Mines, Inc., the Company and Geosearch. In consideration of the assignment of the lease, the Company agreed to perform certain exploration and to provide a preliminary mining plan. The Company also agreed to pay Geosearch a 12.5% net operating profits interest from the Yellow Jacket mine until the Company has recovered its full investment in the property, and thereafter, Geosearch would receive a 15% net operating profits interest. Net operating profits and guaranteed minimum payments paid to Geosearch apply to a $600,000 purchase price after which the Company will not be obligated to make any further payments to Geosearch.

     In March 1994, Geosearch filed an action in the Seventh Judicial District Court, Custer County, Idaho, alleging breach of the 1988 assignment of lease. The lawsuit requested recovery of $94,013 in past royalties and accrued interest thereon. On September 9, 1994, the Company settled the litigation by agreeing to an amendment to the assignment of lease. The amendment calls for the payment of past royalties and accrued interest through the assignment of 5% of gross receipts from gold production at the Yellow Jacket mine. The unpaid balance accrues interest at 10% per annum until paid in full. In addition, in 1995 the Company issued 50,000 shares of its unregistered common stock and 100,000 common stock purchase warrants exercisable at $.35 to Geosearch. The Company also agreed to pay $4,000 in legal fees incurred by Geosearch.


     Item 4.  Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------
     The Company has not had a meeting of security holders since prior to 1990, nor have any matters been submitted to a vote of security holders.


     PART II

     Item 5.  Market for Common Equity and Related Stockholder Matters
     -----------------------------------------------------------------
     The following table sets forth the range of high and low bid prices as reported by NASD trading and market securities for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Currently, the stock is traded on the NASD electronic bulletin board under the symbol "UAMY." Prior to 1997, the Company's stock was traded over-the-counter on the pink sheets and has had minimal trading activity since 1990. Therefore, the following prices do not reflect an active market.

                                                        High      Low
                                                        -------   --------
     1996
       First Quarter                                    $0.625    $0.25
       Second Quarter                                    0.50      0.125
       Third Quarter                                     0.25      0.0625
       Fourth Quarter                                    0.50      0.25

     1995
       First Quarter                                    $0.0625   $0.0625
       Second Quarter                                    0.0625    0.0625
       Third Quarter                                     0.125     0.125
       Fourth Quarter                                    0.125     0.125

     The approximate number of record holders of the Registrant's common stock at December 31, 1996 is 2,799.

     No dividends have been paid or declared by the Registrant during the last five years.

     Item 6.  Management's Discussion and Analysis or Plan of Operations
     -------------------------------------------------------------------
     Certain matters discussed are forward-looking statements that involve risks and uncertainties, including the impact of gold and antimony prices and production volatility, changing market conditions and the regulatory environment and other risks. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

     Results of Operations
     ---------------------
     The Company's operations resulted in a net loss of $1,014,995 or $0.08 per share in 1996 compared to a net income of $441,593 or $0.04 per share in 1995. The reduction in net income is primarily due to lower gross profits from the antimony division, write down of the Yellow Jacket property and equipment and accrual of related reclamation costs, increased general and administrative expenses and increased interest expense.

     Total revenues during 1996 were $5,010,913 compared to $5,915,611 in 1995. The decrease of $904,698 is primarily attributable to decreased sales of gold and lower antimony prices. Sales of antimony products in 1996 were $4,160,395 consisting of 2,333,321 pounds at an average sales price of $1.78 per pound. Sales of antimony products in 1995 were $4,888,870, consisting of 1,966,395 pounds at an average sales price of $2.49 per pound. Gross profit from antimony product sales was $503,903 in 1996, or 12% of sales, compared to $1,204,816 in 1995, or
     25% of sales. The decrease in gross profit is primarily due to the decrease in antimony prices and the Company's inability to recover its processing costs from HoltraChem.

     The Company began 1996 building its antimony inventory in anticipation of meeting increased sales projections. When sales failed to materialize at the end of the first quarter of 1996, the Company all but ceased antimony oxide production in an effort to reduce its inventory. As a result, fixed costs without production increased the overall cost of antimony inventory. During the fourth quarter of 1996, HoltraChem reimbursed the Company $50,515 of production costs it had incurred during the first three quarters of 1996 that had not previously been included in antimony products inventory. The Company expects to be reimbursed for additional costs of production for the fourth quarter of 1996 as that information becomes available. Due to the uncertainty of the amount or its eventual payment, the Company has not adjusted its 1996 cost of antimony production for the unreimbursed costs.

     The Company reports 50% of total antimony sales made by HoltraChem and the Company. Accordingly, total sales of antimony products by both companies was $8,320,790 or 4,666,642 pounds in 1996 and $9,777,740 or
     3,932,790 pounds in 1995. In both years, almost all of the antimony products sold were produced at the Company's plant in Thompson Falls, Montana.

     Currently, the price of antimony metal has been relatively stable at approximately $2,100-$2,400 per metric ton. The Company believes that the gross profit from anticipated sales of antimony products at current antimony metal prices will enable the Company to operate its antimony division profitably in 1997.

     Sales of gold and silver totaled $850,518 and consisted of 2,190 ounces of gold and 1,317 ounces of silver in 1996. Sales of gold and silver totaled $1,026,741 in 1995 and consisted of 2,636 ounces of gold and 1,213 ounces of silver. The Company realized $383 per ounce of gold sold in 1996 and $386 in 1995. The Yellow Jacket mine continued to operate at a loss due to low production volumes, high costs of operations and insufficient capital for mine and mill processing improvements. The operating loss, excluding the allocation of any general and administrative expenses, was $325,190 and $292,373 during 1996 and 1995, respectively. Continuing annual costs while on a care-and-maintenance status are estimated to be approximately $136,000, excluding any revenues from residual gold recoveries.

     During 1996, the Company wrote down $548,792 of property and equipment due to the uncertainty of recovering the unamortized balance of the mineral property and certain equipment at the Yellow Jacket mine. In connection therewith, the Company also accrued estimated costs of $82,326 for reclamation at the site. The Company's exploration efforts are continuing at the site. If these efforts are unsuccessful and the Company determines that a permanent shutdown of the property is appropriate, an additional accrual for closure costs will be necessary.

     General and administrative expenses increased from $251,139 in 1995 to $333,303 in 1996, an increase of $82,164 or approximately 33%. The increase was principally due to increased salaries and professional fees related to the Company's efforts to regain compliance with Securities and Exchange Commission ("SEC") reporting regulations.

     In 1996 and 1995, the Company recognized a gain on the disposal of fully depreciated assets of $45,000 and $17,500, respectively. Interest and other expense increased from $272,815 in 1995 to $284,927 in 1996. Interest income was $10,680 in 1996 and $7,478 in 1995 and was exclusively generated by the Company's restricted cash balances.

     Financial Condition and Liquidity
     ---------------------------------
     At December 31, 1996, Company assets totaled $1,451,298, and there was a stockholders' deficit of $3,689,829. The stockholders' deficit increased $873,895 from the prior year, primarily due to the net loss recognized from the Company's operations which was somewhat offset by the sale of common stock. In order to continue as a going concern, the Company is dependent upon (1) the planned conversion of certain debt and accrued interest to equity (see Note 9 to the consolidated financial statements), (2) profitable operations from the antimony division, (3) additional equity financing, and (4) continued availability of bank financing. Without such debt conversions and additional financing, the Company may not be able to meet its obligations, fund operations and continue in existence. There can be no assurance that management will be successful in its plans to improve the financial condition of the Company.

     Cash generated from operations in 1995 was $490,895 compared to cash used in operations of $211,487 in 1996, which is due primarily to the net loss in 1996. Investing activities used $84,576 of cash in 1996 compared with $237,079 in 1995. Cash used in investing activities related exclusively to purchases of property, plant and equipment, primarily for the antimony division. Financing activities used $288,683 in 1995 and generated $290,263 in 1996. The change in cash from financing activities relates principally to decreased note payments and increases in cash received from common stock sales and bank financing.

     During 1996, the Company borrowed $238,297 pursuant to a five-year note payable and renewed two line-of-credit agreements totaling $125,000, with a bank, which are guaranteed by John C. Lawrence, the Company's president. The borrowings paid certain current obligations of the Company and funded operating activities. In addition, during 1996, the Company decreased its operating losses at the Yellow Jacket mine by placing the property on a care-and-maintenance basis. During the first three quarters of 1996, a limited amount of gold production partially offset the care-and-maintenance costs and helped finance the Company's environmental obligation costs at the Preacher's Cove Millsite. During the fourth quarter of 1996, the Company completely ceased gold production and wrote off its investment in its net profits interest in the Yellow Jacket mine. Additionally, the Yankee Fork mill, with a carrying value of $85,735, was written off during the fourth quarter.

     At September 30, 1996, the Company completed its investment in its 50% share of antimony inventory. Correspondingly, the Company began receiving a greater percentage of cash flow from antimony sales with HoltraChem. These resources will be available to meet the Company's obligations and fund operations.

     Significant financial commitments for future periods will include:

       - Providing $5,000 per month for a "sinking fund" to pay defaulted debentures, related accrued interest and accrued interest payable to related parties, which are not ultimately converted (see Note 9 to the consolidated financial statements). Assuming only 70% of the accrued interest is converted, the total remaining accrued interest to be paid will be approximately $243,000.

       - Servicing borrowings from the bank (see Note 8 to the consolidated financial statements).

       - Servicing the Hamilton note payable at a minimum of $150,000 annually (see Note 10 to the consolidated financial statements).

       -  Keeping current on payroll tax liabilities and accounts payable.

       -  Fulfilling reclamation responsibilities with regulatory agencies.

       - Annual care and maintenance costs of approximately $136,000 at the Yellow Jacket mine.

       - Minimum annual royalty payments of $52,500 to Geosearch and Yellow Jacket.

       - Providing antimony profits to fund the Company's antimony inventory when the Company's share of antimony inventory amounts to $750,000 or more or when its share of inventory is less than 50% of total inventory.

     The Company plans to address these and other financial requirements by enhancing the value of its gold properties through an exploration program begun in 1996. The Company hopes to develop additional reserves from exploration and generate funds from the sale, joint venture or eventual production from the property.

     During 1995 and 1996, the Company began assembling and later filed reports required by SEC regulations. It is the Company's intention that as these reports are available and as the Company regains compliance with SEC regulations to seek additional financing to expand its business operations and satisfy its obligations. In 1996, $127,500 was generated through sales of 460,000 shares of unregistered common stock to existing stockholders and others to help finance the preparation of financial information and fund operations. In 1997, 376,000 additional unregistered common and common stock purchase warrants were sold for $188,000.

     Upon re-establishing a market for its common stock, the Company plans to issue additional shares to investors to help finance the finalization of its investment in USAMSA and fund production from the Mexican properties.


     Item 7. Financial Statements
     ----------------------------
     The consolidated financial statements of the registrant are included herein.


     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     --------------------------------------------------------------------
     None.


     PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act
     ----------------------------------------------------------------------
     Identification of Directors and Executive Officers are as follows:

                                      Affiliation           Expiration
     Name                       Age   with Registrant       of Term
     -------------------------  ---   -------------------   ---------------
     John C. Lawrence           59    President, Director   Annual meeting
     Robert A. Rice             72    Director              Annual meeting
     Walter L. Maguire, Sr.     75    Director              Annual meeting

     During the year ended December 31, 1996, Walter L. Maguire, Jr. resigned as a director of the Company. Walter L. Maguire, Sr. is the father of Walter L. Maguire, Jr.

     The Company is not aware of any involvement in certain legal proceedings by its directors or executive officers during the past five years that are material to an evaluation of the ability or integrity of such director or executive officer.

     Business Experience of Directors and Executive Officers:

       JOHN C. LAWRENCE. Mr. Lawrence has been the President and a Director of the Company since its inception. Mr. Lawrence was the President and a Director of AGAU Mines, Inc., the predecessor of the Company, since the inception of AGAU Mines, Inc., in 1968.

       ROBERT A. RICE. Mr. Rice is a metallurgist, having been employed by the Bunker Hill Company, a wholly owned subsidiary of Gulf Resources and Chemical Corporation at Kellogg, Idaho, as Senior Metallurgist and Mill Superintendent until his retirement in 1965. Mr. Rice has been affiliated as a Director of the Registrant since 1975.

       WALTER L. MAGUIRE, SR. Mr. Maguire is a resident of Keller, Virginia. He is a 1943 graduate of Yale University and a 1948 graduate of Columbia School of Business with an MBA degree. His past business experience includes natural resource exploration and development, securities and underwriting, real estate development and plastics research. He is the president of the Maguire
       Foundation, a private educational foundation and has been a Director of the Company since February 1989.

     The Registrant does not have standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions, but does, however, have a financial committee to monitor the Company's financial activities.

     Compliance with Section 16(a) of the Exchange Act
     -------------------------------------------------
     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of the Company's common stock are required by the regulation to furnish the Company with copies of all Section 16(a) forms they have filed.

     Based on information received by the Company, Messrs. Lawrence, Rice, Maguire, Sr., and Maguire, Jr., did not timely file a Form 4 upon receipt of annual stock compensation as directors of the Company.

     Item 10.  Executive Compensation
     --------------------------------
     Summary compensation for the Company's principal executive officer is as follows:


                                  Annual Compensation                 Long-Term Compensation
                                  ---------------------------------   ------------------------------------------------
                                                                      Awards       Payouts
                                                                      ----------   -----------------------------------
                                                                                   Securities
                                                    Other             Restricted   Underlying
      Name and                                      Annual            Stock        Options/     LTIP      All Other
      Principal Position   Year   Salary    Bonus   Compensation(1)   Awards       SARs         Payouts   Compensation
      -------------------  ----   -------   -----   ---------------   ----------   ----------   -------   ------------
      John C. Lawrence,    1996   $72,000               $ 4,154          None         None       None         None
        President          1995    53,402                 3,080
                           1994    48,000                 2,769

      (1) Represents earned but unused vacation.

     Item 11.  Security Ownership of Certain Beneficial Owners and Management.
     -------------------------------------------------------------------------
     (a)  Security Ownership of Certain Beneficial Owners:

          As of the close of business on March 31, 1997, the following persons own beneficially more than 5% of the outstanding voting securities of the Company:

                                      Name and Address of                 Amount and Nature of   Percent
     Title of Class                   Beneficial Owner                    Beneficial Ownership   Class(1)
     ------------------------------   ---------------------------------   --------------------   --------
     Common stock                     The Maguire Family and related
                                        entities as a group                   1,853,917(2)           14%
                                      c/o Walter L. Maguire, Sr.
                                      P.O. Box 129
                                      Keller, VA  23401

     Common stock                     John C. Lawrence and related            1,135,461               9
                                        family members
                                      P.O. Box 643
                                      Thompson Falls, MT 59873

     Common stock                     The Dugan Family                        1,735,942(3)           13
                                      c/o A. W. Dugan
                                      1415 Louisiana Street, Suite 3100
                                      Houston, TX 77002

     Preferred Series A stock         A. Gordon Clark, Jr.                        4,500(4)          100
                                      2 Musket Trait
                                      Simsbury, CT 06070

     (1) Percent of ownership is based upon 13,604,434 shares of common stock and exercisable warrants and 4,500 shares of Series A preferred stock outstanding at March 31, 1997.
     (2)  Includes 206,000 warrants to purchase common stock.
     (3)  Includes 200,000 warrants to purchase common stock.
     (4) The outstanding preferred shares carry voting rights for the election of directors.

     (b)  Security Ownership of Management:


                                                                          Amount of              Percent of
     Title of Class                   Name of Beneficial Owner            Beneficial Ownership   Class(1)
     ------------------------------   ----------------------------------  ---------------------  ----------
     Common stock                     Walter L. Maguire, Sr.                  1,634,362(5)           12%
     Common stock                     John C. Lawrence                        1,060,461(6)            8
     Common stock                     Robert A. Rice                             92,200               1

     (5) Does not include 219,555 shares owned by Walter L. Maguire, Jr., son of Walter L. Maguire, Sr.
     (6) Does not include 75,000 shares owned by family members of John C. Lawrence.

     Item 12.  Certain Relationships and Related Transactions
     --------------------------------------------------------
     See Notes 7, 9, 10, 11, 12 and 14 to the consolidated financial statements included herein.

     Item 13.  Exhibits and Reports on Form 8-K
     ------------------------------------------

     Documents filed with this report:

     Exhibit No.  Item                                 Dated
     -----------  -----------------------------------  -------------------
     10.26        Warrant Agreements                   Various

     21           List of subsidiaries                 N/A

     27           Financial Data Schedule              N/A


     Documents filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995:

     Exhibit No.  Item                                 Dated
     -----------  -----------------------------------  -------------------
     3.1          Articles of Incorporation - United
                    States Antimony Corporation-
                    Montana                            August 18, 1995

     10.10        Yellow Jacket Venture Agreement      July 7, 1990
     10.11        Agreement Between Excel-Mineral
                    Company and Bobby C. Hamilton      August 29, 1991
     10.12        Letter Agreement                     September 1, 1991
     10.13        Columbia-Continental Lease
                    Agreement Revision                 April 3, 1993
     10.14        Settlement Agreement with Excel
                    Mineral Company                    July 1993
     10.15        Memorandum Agreement                 July 1993
     10.16        Termination Agreement                September 12, 1993
     10.17        Amendment to Assignment of Lease
                    (Geosearch)                        September 9, 1994
     10.18        Series B Stock Certificate to
                    Excel-Mineral Company, Inc.        December 25, 1993
     10.19        Division Order and Purchase and
                    Sale Agreement                     March 27, 1995
     10.20        Inventory and Sales Agreement        January 1, 1995
     10.21        Processing Agreement                 July 1, 1995
     10.22        Release and settlement agreement
                    between Bobby C. Hamilton and
                    United States Antimony
                    Corporation                        November 15, 1995
     10.23        Columbia-Continental Lease
                    Agreement                          September 27, 1996
     10.24        Release of Judgment                  February 28, 1996
     10.25        Covenant Not to Execute              July 30, 1990

     99.1         CERCLA Letter from U.S. Forest
                    Service                            February 11, 1994

     There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    UNITED STATES ANTIMONY CORPORATION
                                    (Registrant)


                                    By: /s/ John C. Lawrence
                                        ----------------------------------
                                        John C. Lawrence, President,
                                          Director and Principal
                                          Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     By: /s/ John C. Lawrence                     Date: April 15, 1997
         --------------------------------------
         John C. Lawrence, Director and
           President (Principal Executive,
           Financial and Accounting Officer)


     By: /s/ Walter L. Maguire, Sr.               Date: April 15, 1997
         --------------------------------------
         Walter L. Maguire, Sr., Director


     By: /s/ Robert A. Rice                       Date: April 15, 1997
         --------------------------------------
         Robert A. Rice, Director

     Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers.

     The Company has not sent either an annual report or proxy material to its security holders.

     REPORT OF INDEPENDENT ACCOUNTANTS



     The Board of Directors and Stockholders of
       United States Antimony Corporation


     We have audited the consolidated balance sheets of United States Antimony Corporation and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital, an accumulated deficit and total stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for environmental remediation liabilities in 1996.


                                   /s/COOPERS & LYBRAND L.L.P.

     Spokane, Washington
     April 14, 1997

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED BALANCE SHEETS
     December 31, 1996 and 1995


                                              1996           1995
                                              ------------   ------------
                     ASSETS

     Current assets:
       Cash                                                  $      5,800
       Restricted cash, payroll taxes                               4,598
       Accounts receivable                    $     33,837        110,920
       Inventories                                 556,249        450,501
       Prepaid expenses                             21,085         10,040
                                              ------------   ------------
               Total current assets                611,171        581,859

     Properties, plants and equipment, net         670,081      1,281,742
     Restricted cash, reclamation bonds            170,046        170,046
                                              ------------   ------------
               Total assets                   $  1,451,298   $  2,033,647
                                              ============   ============

     LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities:
       Checks issued and payable              $     29,491
       Accounts payable                            306,636   $    299,446
       Accrued payroll and property taxes           93,454         71,772
       Accrued payroll and other                    39,823         47,285
       Judgments payable                           131,764        147,865
       Accrued interest payable                    792,240        672,130
       Payable to related parties                  644,752        646,347
       Notes payable to bank                       125,397        114,824
       Note payable to Bobby C. Hamilton,
         current                                    20,494         15,771
       Debentures payable                          650,000        650,000
       Accrued reclamation costs, current          100,000         80,000
                                              ------------   ------------
               Total current liabilities         2,934,051      2,745,440

     Note payable to bank, noncurrent              185,607
     Note payable to Bobby C. Hamilton,
       noncurrent                                1,706,257      1,773,948

     Accrued reclamation costs, noncurrent         315,212        330,193
                                              ------------   ------------
               Total liabilities                 5,141,127      4,849,581
                                              ------------   ------------

     Commitments and contingencies (Notes 1,
       5 and 15)

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     December 31, 1996 and 1995


                                              1996           1995
                                              ------------   ------------
     Stockholders' deficit:
       Preferred stock, $.01 par value,
         10,000,000 shares authorized:
           Series A: 4,500 shares issued and
             outstanding (liquidation pre-
             ference $92,250 and $87,750)     $         45   $         45
           Series B: 750,000 shares issued
             and outstanding (liquidation
             preference $772,500 and
             $765,000)                               7,500          7,500
       Common stock, $.01 par value,
         20,000,000 shares authorized;
         12,627,434 and 12,113,434 shares
         issued and outstanding                    126,274        121,134
       Additional paid-in capital               13,326,464     13,190,544
       Accumulated deficit                     (17,150,112)   (16,135,157)
                                              ------------   ------------
               Total stockholders' deficit      (3,689,829)    (2,815,934)
                                              ------------   ------------
               Total liabilities and stock-
                 holders' deficit             $  1,451,298   $  2,033,647
                                              ============   ============

     The accompanying notes are an integral part of the consolidated financial statements.

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF OPERATIONS
     for the years ended December 31, 1996 and 1995



                                              1996           1995
                                              -------------  -------------
     Revenues:
       Sales of antimony products and other   $  4,160,395   $  4,888,870
       Sales of gold and silver                    850,518      1,026,741
                                              ------------   ------------
                                                 5,010,913      5,915,611
                                              ------------   ------------
     Cost of production:
       Cost of antimony production and other     3,656,492      3,684,054
       Cost of gold and silver production        1,175,708      1,319,114
                                              ------------   ------------
                                                 4,832,200      5,003,168
                                              ------------   ------------
     Gross profit                                  178,713        912,443
                                              ------------   ------------
     Other operating expenses:
       Write down of mineral property and
         equipment                                 548,792
       Provision for Yellow Jacket
         reclamation                                82,326
       General and administrative                  333,303        251,139
                                              ------------   ------------
                                                   964,421        251,139
                                              ------------   ------------
     Other (income) expense:
       Gain on disposal of asset                   (45,000)       (17,500)
       Interest expense                            284,927        272,815
       Interest income and other                   (10,680)        (7,478)
                                              ------------   ------------
                                                   229,247        247,837
                                              ------------   ------------
     Income (loss) before extraordinary item    (1,014,955)       413,467
     Extraordinary gain on settlement of
       notes payable to Bobby C. Hamilton                          28,126
                                              ------------   ------------
     Net income (loss)                        $ (1,014,955)  $    441,593
                                              ============   ============
     Net income (loss) per common share
       before extraordinary item              $      (0.08)  $       0.04
     Extraordinary item                                               nil
                                              ------------   ------------
                                              $      (0.08)  $       0.04
                                              ============   ============
     Weighted average number of common
       shares outstanding                       12,299,418     11,735,166
                                              ============   ============

     The accompanying notes are an integral part of the consolidated financial statements.

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT for the years ended December 31, 1996 and 1995

                         Preferred Stock
                              -----------------------------------
                              Series A          Series B           Common Stock          Additional   Accumu-
                              ---------------  ------------------  --------------------  Paid-In      lated
                              Shares  Amount   Shares     Amount   Shares      Amount    Capital      Deficit       Total
                              ------  -------  ---------  -------  ----------  --------  -----------  ------------  -----------
      Balances, December 31,
        1994                  4,500  $     45  1,666,667  $16,667  11,671,434  $116,714  $13,120,526  $(16,576,750) $(3,322,798)
         Issuance of stock
          for services                                                 10,000       100          369                        469
         Issuance of stock
          in settlement of
          litigation                                                   50,000       500        1,844                      2,344
         Issuance of stock in
          settlement of
          litigation                                                  500,000     5,000       88,750                     93,750
         Retirement of stock
          in settlement of
          litigation                            (916,667)  (9,167)   (150,000)   (1,500)     (26,625)                   (37,292)
         Issuance of stock to
          directors for
          compensation                                                 32,000       320        5,680                      6,000
         Net income                                                                                        441,593      441,593
                              -----  --------  ---------  -------  ----------  --------  -----------  ------------  -----------
      Balances, December 31,
        1995                  4,500        45    750,000    7,500  12,113,434   121,134   13,190,544   (16,135,157)  (2,815,934)
         Issuance of stock
          for cash                                                    460,000     4,600       92,960                     97,560
         Value attributed to
          issuance of
          warrants                                                                            30,000                     30,000
         Issuance of stock to
          employee for
          ompensation                                                   5,000        50        1,200                      1,250
         Issuance of stock for
          mining lease                                                 25,000       250        6,000                      6,250
         Issuance of stock to
          directors for
          compensation                                                 24,000       240        5,760                      6,000
         Net loss                                                                                       (1,014,955)  (1,014,955)
                              -----  --------  ---------  -------  ----------  --------  -----------  ------------  -----------
      Balances, December 31,
        1996                  4,500  $     45    750,000  $ 7,500  12,627,434  $126,274  $13,326,464  $(17,150,112) $(3,689,829)
                              =====  ========  =========  =======  ==========  ========  ===========  ============  ===========

      The accompanying notes are an integral part of the consolidated financial statements.

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     for the years ended December 31, 1996 and 1995

                                              1996           1995
                                              ------------   ------------
     Cash flows from operating activities:
       Net income (loss)                      $ (1,014,955)  $    441,593
       Adjustments to reconcile net income
         (loss) to net cash provided by
         (used in) operations:
           Depreciation and amortization           192,445        132,575
           Accrued interest converted to
             principal                                             84,584
           Write down of mineral property
             and equipment                         548,792
           Provision for Yellow Jacket
             reclamation                            82,326
           Gain on disposal of assets              (45,000)       (17,500)
           Extraordinary gain on settlement
             of notes payable to Bobby C.
             Hamilton                                             (28,126)
           Issuance of common stock to
             directors as compensation               6,000          6,000
           Issuance of common stock in
             settlement of litigation                               2,344
           Issuance of common stock for
             services or compensation                1,250            469
           Issuance of common stock for
             mineral lease                           6,250
           Change in:
             Restricted cash                         4,598         (4,461)
             Accounts receivable                    77,083        (42,436)
             Inventories                          (105,748)        (7,359)
             Prepaid expenses                      (11,045)       (10,040)
             Accounts payable                        7,190         53,548
             Accrued payroll and property
               taxes                                21,682         24,929
             Accrued payroll and other              (7,462)        (9,341)
             Judgments payable                     (16,101)       (59,284)
             Accrued interest payable              120,110        118,099
             Payable to related parties             (1,595)       (55,149)
             Notes payable - mineral property
               leases                                             (16,094)
             Accrued reclamation costs             (77,307)      (123,456)
                                              ------------   ------------
                 Net cash provided by
                   (used in) operating
                   activities                     (211,487)       490,895
                                              ------------   ------------

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended December 31, 1996 and 1995

                                              1996           1995
                                              ------------   ------------
     Cash flows from investing activities:
       Proceeds from disposal of assets             45,000
       Purchase of properties, plant and
         equipment                                (129,576)      (237,079)
                                              ------------   ------------
               Net cash used in investing
                 activities                        (84,576)      (237,079)
                                              ------------   ------------
     Cash flows from financing activities:
       Proceeds from issuance of common
         stock and warrants                        127,560
       Proceeds from notes payable to bank         238,297
       Payments on notes payable to bank           (42,117)       (83,017)
       Increase in checks issued and payable        29,491
       Payments on note payable to Bobby C.
         Hamilton                                  (62,968)      (205,666)
                                              ------------   ------------
               Net cash provided by (used
                 in) financing activities          290,263       (288,683)
                                              ------------   ------------
     Net decrease in cash                           (5,800)       (34,867)
     Cash, beginning of year                         5,800         40,667
                                              ------------   ------------
     Cash, end of year                        $          0   $      5,800
                                              ============   ============
     Supplemental disclosures:
       Cash paid during the year for
         interest                             $    164,817   $     70,136
                                              ============   ============
       Noncash operating, investing and
         financing activities:
           Acquisition of net profits
             interest in Yellow Jacket mine
             through issuance of note
             payable                                         $    500,000
           Payables to related parties to
             finance equipment purchases                           27,000
           Note payable to finance equipment
             purchases                                            125,000
           Common stock issued in settlement
             of litigation                                         56,458
           Accrued interest converted to
             principal on Bobby C. Hamilton
             note payable                                         354,223
           Exchange of fully depreciated
             equipment in satisfaction of
             payable to related party                              17,500
           Acquisition of inventory in
             exchange for accounts receivable                     443,142

     The accompanying notes are an integral part of the consolidated financial statements.

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.  BACKGROUND OF COMPANY AND BASIS OF PRESENTATION:

          AGAU Mines, Inc., predecessor of United States Antimony Corporation ("USAC" or "the Company"), was incorporated in June 1968 as a Delaware Corporation to mine gold and silver. USAC was incorporated in Montana in January 1970 to mine and produce antimony products. In June 1973, AGAU Mines, Inc. was merged into USAC. In December 1983, the Company suspended its antimony mining operations when it became possible to purchase antimony raw materials more economically from foreign sources.

          On September 1, 1991, the Company entered into an agreement with HoltraChem, Inc. ("HoltraChem") whereby the Company would process raw material purchased by HoltraChem into finished antimony products. The Company would then deliver the finished products to HoltraChem for sale, and share in the profits or losses from sales with HoltraChem on a 50/50 basis. On July 1, 1995, the Company and HoltraChem terminated the 1991 agreement and entered into an Inventory and Sales Agreement and a Processing Agreement. The agreements gave rise to the creation of a wholly owned subsidiary, United States Antimony Corporation-Montana ("USAM"), that participates with HoltraChem and its subsidiary, HoltraChem-Montana, Inc. ("HCMI"), in the processing and sale of antimony products. While the agreements still provide for the sharing of profits or losses from sales, after deduction of certain costs, on a 50/50 basis, they also require the Company to fund and own 50% of the antimony inventory up to $750,000. The Company funds the acquisition of 50% of the antimony inventory through the Company's contribution of 50% of its share of profits. At December 31, 1996, the Company had fully funded 50% of the total antimony inventory, but could be obligated to acquire $193,751 of additional antimony inventory through the payment of future profits under the agreement if total inventory of $1,500,000 is acquired. USAM also receives a processing fee from HoltraChem for the finished antimony inventory, which is included in sales of antimony products. All intercompany profits in the inventory are eliminated in consolidation. In consideration of the Company's financial participation in carrying antimony inventory, HoltraChem agreed to provide additional marketing efforts to increase product sales to 10 million pounds of antimony products per year. The agreements expire on December 31, 1999.

          The principal business of the Company has been the production of antimony products through USAM in Montana and the mining and milling of gold at the Yellow Jacket mine in Idaho. The consolidated financial statements of the Company include the accounts of USAM, a wholly owned subsidiary, and its proportionate share of the joint activities of the Company and HoltraChem. All intercompany balances and transactions have been eliminated.

          The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 1996, the Company has negative working capital of approximately $2.3 million, an accumulated deficit of approximately $17.2 million and a total stockholders' deficit of approximately
          $3.6 million. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

          To improve the Company's financial condition, the following actions have been initiated or taken by management:

          - The Company submitted a proposal to the holders of defaulted debentures and certain other creditors to convert their principal and some or all of their accrued interest to Series C preferred stock.

          - In August 1996, the Company placed the Yellow Jacket mine on a care-and-maintenance basis in order to reduce operating losses and conserve cash flow.

          - In 1996 and 1995, the Company assembled and prepared financial information necessary to regain compliance with the reporting requirements of the Securities and Exchange Commission to enhance the marketability of its stock. During 1996, $127,560 was generated through sales of 460,000 shares of unregistered common stock to existing stockholders and others. During the first quarter of 1997, the Company generated $188,000 through sales of 376,000 shares of unregistered common stock and warrants to existing shareholders. Of these proceeds, $100,000 has been designated for investment in the Company's Mexican project. The Company plans to raise additional equity funding through additional stock sales. However, there can be no assurance that the Company will be able to successfully raise additional capital through the sale of its stock.

          - During 1997, the Company obtained listing on the over-the-counter electronic bulletin board and obtained Empire Securities of Spokane as a registered trader of its stock. This process will enhance shareholder liquidity and increase the Company's ability to obtain additional equity financing.

          - Sales of antimony products increased from 1,282,187 pounds during the first quarter of 1996 to 1,487,413 pounds during the first quarter of 1997. This increase in sales trend, if it continues, will provide the Company with increased gross profit from its antimony business.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


      2.  CONCENTRATION OF RISK:

          The Company, through its arrangements with HoltraChem, purchases the majority of its antimony used in the production of finished antimony products from Chinese producers through metal brokers. All antimony product sales are made through an arrangement with HCMI (see Note 1). During the years ended December 31, 1996 and 1995, 22% and 21% of the Company's revenues from antimony products were from one customer. These antimony sales represented 19% and 17% of total revenues for the years ended December 31, 1996 and 1995, respectively. If the sales agreement with HCMI were terminated, management believes that other chemical distribution companies would be available to fulfill the Company's needs. However, if the supply of antimony from China is reduced, it is possible that the Company's antimony product operations could be adversely affected.

          Many of the Company's competitors in the antimony industry have substantially more capital resources and market share than the Company. Therefore, the Company's ability to maintain its market share can be significantly affected by factors outside of the Company's control.

          The Company's revenues from gold and antimony sales are strongly influenced by world prices for such commodities, which fluctuate and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict.

          The Company sells all of its gold concentrates to one smelter in Canada, which is subject to extensive regulations including environmental protection laws. The Company has no control over the smelter's operations or its compliance with environmental laws and regulations. If the smelting capacity available to the Company was significantly reduced, management believes that other smelters would be available to fulfill the Company's needs. Sales to this customer represented 19% and 17% of total revenues for the years ended December 31, 1996 and 1995, respectively.

      3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            Restricted Cash
            ---------------
            Restricted cash consists of cash held for payment of payroll taxes and reclamation performance bonds.

            Inventories
            -----------
            Inventories consist of an undivided tenant in common interest with HCMI in antimony metal, metal in process and finished goods that are stated at the lower of first-in, first-out cost or estimated net realizable value. Since the Company's inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the Company's operations.

            Properties, Plants and Equipment
            --------------------------------
            The Company's gold-producing property rights are recorded at the lower of cost or estimated net realizable value. The property rights are depleted using the units-of-production method. Production facilities and equipment are stated at the lower of cost or estimated net realizable value and are depreciated using the straight-line method over their estimated useful lives. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations. Management's calculations of proven and probable ore reserves are based on engineering and geological estimates including minerals prices and operating costs. Changes in the geological and engineering interpretation of various ore bodies, mineral prices and operating costs may change the Company's estimates of proven and probable reserves. It is reasonably possible that certain of the Company's estimates of proven and probable reserves will change in the near term, resulting in a change in amortization and liability accrual rates in future reporting periods.

            Management of the Company periodically reviews the net carrying value of all of its properties on a property-by-property basis. These reviews consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. The Company considers current metal prices, cost of production, proven and probable reserves and salvage value of the property and equipment in its valuation.

            Properties, Plants and Equipment, Continued
            --------------------------------------------
            Management's estimates of metal prices, recoverable proven and probable ore reserves and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of the Company's investment in its properties, plants and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

            The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that an impairment loss be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on the estimated fair value of the asset if the asset is expected to be held and used. Assets related to the Yellow Jacket mine were written off prior to January 1, 1993 due to recurring operating losses and the uncertain recoverability of these assets. During 1995, the Company acquired the remaining 40% net profits interest in the Yellow Jacket mine for $500,000 (see Note 10). During the fourth quarter of 1996, the Company reviewed the economic recoverability of the remaining unamortized carrying value of the net profits interest and related equipment and wrote off the remaining $463,057 carrying value. If ongoing exploration efforts are unsuccessful and a decision is made to permanently close the property, an accrual for closure costs will be necessary. Also, other property with a carrying value of $85,735 was written off.

            Some of the Company's gold revenues are generated from unpatented mining claims. Any adverse changes to the United States government regulations regarding the availability or cost of mining on government owned properties could significantly affect the Company's operations.

            Reclamation and Remediation
            ---------------------------
            The Company's operations are subject to reclamation and closure requirements. Minimum standards for mine reclamation have been established by various governmental agencies. Costs are estimated based primarily upon environmental and regulatory requirements and are accrued and charged to expense over the expected economic life of the operation using the units-of-production method. The liability for reclamation is classified

            Reclamation and Remediation, Continued
            --------------------------------------
            as current or noncurrent based on the expected timing of expenditures. Closure costs are not accrued for mines on a care-and-maintenance basis until, if and when, a decision to close the mine is made.

            The Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimatable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. The Company has restricted cash balances that have been provided to ensure performance of its reclamation obligations.

            In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). SOP 96-1 provides authoritative guidance with respect to specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. The provisions of SOP 96-1 are effective for fiscal years beginning after December 15, 1996. The Company adopted the provisions of the SOP 96-1 during 1996. The adoption of the provisions of SOP 96-1 had no material effect on the results of operations or financial condition of the Company.

            It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation and reclamation could change in the future. The Company continually reviews its accrued liabilities for such remediation and reclamation costs as evidence becomes available indicating that its remediation and reclamation liability has changed.

            Income Taxes
            ------------
            The Company records deferred income tax liabilities and assets for the expected future income tax consequences of events that have been recognized in its financial statements. Deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

            Revenue Recognition
            -------------------
            Sales of gold concentrates are recorded when received by the smelter, at estimated metal prices based on estimated contained metal in concentrates. Recorded values are adjusted periodically and upon final settlement. Sales of antimony products are recorded upon shipment to the customer.

            Income (Loss) Per Common Share
            ------------------------------
            Income (loss) per common share is based upon the weighted average number of shares of common stock and common stock equivalents (stock warrants and convertible securities) outstanding during the reporting periods, except when they are anti-dilutive. Due to the stock warrants and conversion prices and the market price per share of common stock during 1995 and the net loss in 1996, the common stock equivalents were anti-dilutive.


      4.  PROPERTIES, PLANTS AND EQUIPMENT:

          The major components of the Company's properties, plants and equipment at December 31, 1996 and 1995 were as follows:

                                                  1996         1995
                                                  -----------  -----------

            Gold mill and equipment(1)            $    37,890  $ 1,250,546
            Gold mining equipment(1)                1,262,891    1,522,507
            Net profits interest in Yellow
              Jacket mine(2)                                       500,000
            Antimony mining buildings and
              equipment(3)                            168,746      168,746
            Antimony mill and equipment(3)            518,190      516,526
            Chemical processing buildings             210,116      171,025
            Chemical processing equipment             800,518      746,103
            Other                                      47,123       12,718
                                                  -----------  -----------
                                                    3,045,474    4,888,171
            Less accumulated depreciation
              and depletion                        (2,375,393)  (3,606,429)
                                                  -----------  -----------
                                                  $   670,081  $ 1,281,742
                                                  ===========  ===========

          (1) During 1996, the Company removed the mill at Yankee Fork and some of the mining and milling equipmentas part of the reclamation process. Substantially all of the remaining assets are fully depreciated.

          (2) In the fourth quarter of 1996, the Company determined that an adjustment was required to write off the unamortized portion of the net profits interest in the Yellow Jacket mine. The write off of $463,057 was based upon the Company's determination that the existing ore reserve was not economical to mine at current metals prices and without sufficient operating capital.

          (3) At December 31, 1996, substantially all of these assets are fully depreciated and the antimony mining buildings and equipment are idle.


      5.  MINERAL PROPERTY LEASES:

            Yellow Jacket Mine
            ------------------
            On February 19, 1988, the Company obtained an assignment from Geosearch, Inc. ("Geosearch") of all of its rights, title and interest in and to the lease agreement dated July 8, 1987 by and between Yellow Jacket Mines, Inc., the Company and Geosearch. In consideration of the assignment of the lease, the Company agreed to conduct certain exploration and to provide a preliminary mining plan which, if justified, would result in applications for permitting and bonding purposes with the state of Idaho, the U.S. Forest Service and other agencies to mine and mill gold. The Company also agreed to pay Geosearch a 12.5% net operating profits interest until the Company has recovered its full investment in the property, and thereafter, Geosearch would receive a 15% net operating profits interest. The Company pays Geosearch a minimum monthly payment of $1,000 during the months of January through April, if operations are closed due to weather, and $2,000 per month for the months of May through December of each year. After the mill was built at the Yellow Jacket mine in 1990, the Company paid Geosearch $25,000 per year in staggered installments, with all payments accumulated and credited against the net operating profits due Geosearch. Net operating profits and guaranteed minimum payments paid to Geosearch apply to a $600,000 maximum amount.

            Yellow Jacket Mine, Continued
            -----------------------------
            In March 1994, Geosearch filed an action in the Seventh Judicial District Court, Custer County, Idaho, alleging breach of the 1988 assignment of lease. The lawsuit requested recovery of $94,013 in past royalties and accrued interest thereon. On September 9, 1994, the Company settled the litigation by agreeing to an amendment to the assignment of lease. The amendment calls for the payment of past royalties and accrued interest through the assignment of 5% of gross receipts from gold production at the Yellow Jacket mine. The unpaid balance accrues interest at 10% per annum until paid in full and is included in judgments payable (see Note 6). In 1995, pursuant to the settlement agreement, the Company issued 50,000 shares of its unregistered common stock and 100,000 common stock purchase warrants exercisable at $.35 to Geosearch (see Note
            12). The Company also paid $4,000 in legal fees incurred by Geosearch.

            The underlying lease with Yellow Jacket Mines, Inc. requires the payment of a net smelter royalty of 5% with a minimum annual royalty of $27,500. During the years ended December 31, 1996 and 1995, the Company incurred $41,635 and $73,001, respectively, in royalties related to these agreements.

            Continental-Columbia Claims
            ---------------------------
            On March 15, 1989, the Company entered into a lease agreement with Yellow Jacket Mines, Inc. to lease a group of patented and unpatented mining claims (the Continental-Columbia claims) in Lemhi County, Idaho. The Continental-Columbia claims are contiguous to the Company's Yellow Jacket claims. The initial term of the lease was for 5 years with a right to renew for an additional 5-year period. In consideration for the lease, the Company agreed to pay Yellow Jacket Mines, Inc. a production royalty and minimum royalty payments during the term of the agreement. On April 1, 1993, the lease agreement was revised to waive the minimum guaranteed royalty due March 1, 1993 of $15,000 in lieu of a commitment from the Company to expend at least $10,000 in exploration and development work on the Continental-Columbia claims. The revision also provided for the renewal of the lease on an annual basis and granted the Company a first right of refusal should the Company terminate the lease and another party express interest in the property.

            The Company did not renew the lease until October 1996, at which time a new agreement was consummated. Under the new agreement, the Company issued 25,000 shares of its restricted common stock for the first fiscal year of the lease. For the second and ensuing years, the Company will pay 1% of net

            Continental-Columbia Claims, Continued
            --------------------------------------
            smelter royalties from the Yellow Jacket mine with a guaranteed minimum of $10,000 annually. Also, if the Continental-Columbia claims are brought into production, the Company will pay 5% of the net smelter royalties with a guaranteed $10,000 annual minimum and the 1% net smelter royalty from the Yellow Jacket production will cease. The Company has the right to renew or cancel the lease on an annual basis.


      6.  JUDGMENTS PAYABLE:

          At December 31, 1996 and 1995, the Company owed the following judgments payable:

                                                     1996         1995
                                                     --------     --------
            Payable to:
              Trustee for former legal counsel's
                bankruptcy estate                    $ 60,772(1)  $ 66,978
              Former legal counsel for unpaid fees                     727
              Geosearch, Inc. (see Note 5)             70,992(2)    80,160
                                                     --------     --------
                                                     $131,764     $147,865
                                                     ========     ========

          (1) Includes interest at the Federal Judgment Rate, which approximated 6% during 1996 and 1995. The amount is collateralized by certain equipment.

          (2) Includes interest at 10% per annum.


      7.  PAYABLE TO RELATED PARTIES:

          Amounts payable to related parties at December 31, 1996 and 1995 were as follows (see Note 14):

                                                     1996         1995
                                                     --------     --------
            John C. Lawrence, president and
              director                               $553,954     $560,479
            Walter L. Maguire, Sr., director           27,000       27,000
            Walter L. Maguire, Jr., director           29,344       27,555
            Robert Rice, director                      34,454       31,313
                                                     --------     --------
                                                     $644,752     $646,347
                                                     ========     ========

          Transactions affecting the payable to Mr. Lawrence during 1996 and 1995 were as follows:

                                                     1996         1995
                                                     --------     --------

            Balance, beginning of year               $560,479     $605,916
            Equipment rental charges                   44,715       56,482
            Salary and vacation expense                54,000       52,850
            Other advances                              4,843       32,948
            Payments                                 (110,083)    (187,717)
                                                     --------     --------
            Balance, end of year                     $553,954     $560,479
                                                     ========     ========

          Interest is payable on these liabilities, except for Mr. Maguire, Sr., at 10% per annum and is included in the above amounts for Messrs. Maguire, Jr. and Rice. The payable to Mr. Maguire, Sr. is non-interest bearing.

          As described in Note 9, these payables may be converted to Series C preferred stock.


      8.  NOTES PAYABLE TO BANK:

          Notes payable to First State Bank of Thompson Falls, Montana ("First State Bank") at December 31, 1996 were as follows:

            Five-year term note payable bearing interest
              at 2.5% over the bank's daily Adjustable Rate
              Mortgage ("ARM"), which was 10.75% at
              December 31, 1996. The note is payable monthly
              from 5% of receipts from all Company sales up
              to $5,155 per month. The note is collateralized
              by certain equipment and patented and unpatented
              mining claims in Sanders County, Montana. The
              note is personally guaranteed by John C.
              Lawrence.  The note is due on August 1, 2001.       $222,035

            Note payable under a revolving line-of-credit
              agreement bearing interest at 2.5% over the
              bank's daily ARM rate, which was 10.75% at
              December 31, 1996.  The note is collateralized
              by certain equipment and patented and unpatented
              mining claims in Sanders County, Montana. The
              maximum borrowing under the line of credit is
              $50,000. Principal and accrued interest is due
              at maturity on August 1, 1997 and is personally
              guaranteed by John C. Lawrence.                      19,391

            Note payable under a revolving line-of-credit
              agreement bearing interest at 2.5% over the
              bank's daily ARM rate, which was 10.75% at
              December 31, 1996. The note is collateralized
              by certain equipment and patented and unpatented
              mining claims in Sanders County, Montana. The
              maximum borrowing under the line of credit is
              $75,000. Principal and accrued interest is due
              at maturity on September 1, 1997 and is
              personally guaranteed by John C. Lawrence.          $ 69,578
                                                                  --------
                                                                   311,004
            Less current portion                                   125,397
                                                                  --------
            Noncurrent portion                                    $185,607
                                                                  ========

          Based on the interest rates in effect at December 31, 1996, principal payments on the notes payable are due as follows:

               Year Ending
               December 31,
               ------------
                  1997                             $125,397
                  1998                               44,035
                  1999                               49,009
                  2000                               54,545
                  2001                               38,018
                                                   --------
                                                   $311,004
                                                   ========

          The note agreements require the Company to maintain certain minimum insurance coverages. At December 31, 1996, the Company was in compliance with these requirements.


      9.  DEBENTURES PAYABLE:

          On April 15, 1985 and May 2, 1988, the Company issued $300,000 of convertible debentures and $350,000 of subordinated convertible debentures, respectively. Both debenture issues were unsecured, convertible into common stock of the Company at any time prior to their maturity date and required semiannual interest payments of 10%. At December 31, 1996 and 1995, the Company had amounts due the Walter L. Maguire 1935 Trust, an entity whose beneficiaries include Walter L. Maguire, Sr., and Walter L. Maguire, Jr., stockholders of the Company, totaling $335,000 in the form of subordinated convertible debentures of $135,000 and $200,000 in convertible debentures. Walter L. Maguire, Sr., is also a director of the Company. The Company also had $215,000 of subordinated convertible debentures outstanding to other stockholders and individuals at December 31, 1996 and 1995.

          The convertible and subordinated convertible debentures were scheduled to mature on April 14, 1991 and April 14, 1993, respectively. No interest or principal payments have been made on either debenture issue since 1989, and the debentures are in default. The debenture agreements provided that in the event of default, the principal could be declared due by not less than 51% of the debenture holders.

          On February 21, 1996, a proposal was submitted to the holders of defaulted convertible and subordinated convertible debentures and holders of related-party debt offering an opportunity to convert their debenture principal and accrued interest into common stock of the Company. On August 8, 1996, the proposal was revised to offer debenture and other debt holders conversion rights into a Series C preferred stock that would be convertible into common stock of the Company. The proposal offered to issue one share of convertible Series C preferred stock for every $.55 of defaulted principal and accrued interest to December 31, 1996 associated with both classes of debentures. The preferred stock would have the same voting rights as common stock and contain the following features:

             (i) One-to-one conversion into common stock of the Company for a period of 18 months.

             (ii) A liquidation preference subject to the preferences of the Company's outstanding Series A and B preferred stocks.

             (iii) 20% of the underlying common stock shall have registration rights when, and if, the Company files a registration statement.

          The proposal also gave each debt holder agreeing to convert the principal balance of his or her debt and at least 70% of the accrued interest on or before January 1, 1997 the option of:

             (i) receiving the remaining unconverted portion of accrued interest in the form of quarterly cash payments in proportion to the holder's relative amount of accrued interest with respect to total converted accrued interest from a "sinking fund" of $5,000 per month contributed from an irrevocable assignment of gross revenues that would be administered by the First State Bank, or

             (ii) receiving one warrant to purchase common stock of the Company for every $.55 of accrued interest converted to the preferred stock in excess of 70% of the accrued interest converted on each debenture. Said warrant would be exercisable at $.70 per share for a period of three years.

          The proposal is contingent upon its ratification by the Company's stockholders at their annual meeting in 1997 and each debenture holder's review of the Company's audited financial statements.

          In connection with the proposal made to debenture holders, proposals with identical terms were offered to each creditor/director of the Company by the other unrelated directors to convert their debts and accrued interest thereon (described in Notes 7 and 11) into Series C preferred stock. All of the proposals to convert debt and accrued interest were accompanied by an acknowledgment indicating the debt holder's intent to convert or not convert their debts contingent upon review of the Company's audited financial statements and ratification of the proposal by the Company's stockholders.

          As of December 31, 1996, the following acknowledgments had been received by the Company:

                                        Balance Outstanding
                                        as of December 31, 1996
                                        --------------------------------
                                                    Accrued
                                        Principal   Interest    Total
                                        ----------  ----------  --------
               John C. Lawrence,
                 Director               $  553,954  $  285,652  $  839,606
               Robert A. Rice,
                 Director                   28,768       5,686      34,454
               Walter L. Maguire,
                 Sr., Director              27,000                  27,000
               Convertible debentures 100,000 67,124 167,124 Subordinated convertible
                 debentures                190,000     146,535     336,535
                                        ----------  ----------  ----------
                                        $  899,722  $  504,997  $1,404,719
                                        ==========  ==========  ==========


     10.  NOTE PAYABLE TO BOBBY C. HAMILTON:

          On July 7, 1990, the Company entered into a mining venture agreement with BumbleBee Inc. ("BumbleBee"), a company controlled by Bobby C. Hamilton ("Hamilton"), a stockholder and creditor of the Company, to explore, develop and operate the Company's Yellow Jacket property. Pursuant to the agreement, the Company contributed its leasehold interest in the Yellow Jacket property and the use of certain mining and milling equipment to the venture. Hamilton contributed $500,000 cash, and in exchange received a 40% net profits interest in gold production from the mine when it was developed.

          The venture developed a mine and mill at the property and began gold production in 1991. The mine did not operate profitably and Hamilton continued to advance cash to the Company to maintain operations. In December 1994, the Company attempted to quantify and clarify amounts due Hamilton as a result of his advances to the Company and from previous debt and stock price guarantees without success.

          On August 1, 1995, the Company filed a complaint in the United States District Court of Idaho against Hamilton and BumbleBee. The complaint sought declaratory and injunctive relief from a judicial determination by the court of the amounts due and owing Hamilton and BumbleBee and of the effect of various debt and repayment agreements between the Company and Hamilton.

          On November 15, 1995, the action was settled and Hamilton's obligation was determined to be $1,800,000, which included $500,000 for the purchase of Hamilton's 40% net profits interest in the Yellow Jacket mine. The unsecured debt accrues interest at 7.5%, is payable from 10% of the Company's gross sales from all operations and requires a minimum payment of $150,000 annually, including interest. The settlement agreement released all security interests Hamilton had in the Company's real and personal properties, recovered 916,667 shares of Series B preferred stock and two patented mining claims held by him as security and terminated the Yellow Jacket venture agreement with BumbleBee. The settlement agreement also extinguished all previous stock price guarantees to Hamilton and required his surrender of 150,000 shares of the Company's common stock to the Company. In connection with the settlement, the Company canceled warrants granted to Hamilton to purchase 500,000 shares of common stock at $.25 per share and issued Hamilton 500,000 shares of the Company's unregistered common stock in connection with the purchase of his 40% net profits interest in the Yellow Jacket property. The Company recorded the net 350,000 unregistered shares of common stock at 75% of the current market value of the stock for a total value of $65,625. Since there is no market for the Series B preferred stock, the Company recorded the return of the 916,667 shares at par value of $9,167, which is the same value assigned to the shares when they were originally issued. The settlement of the debt resulted in an extraordinary gain of $28,126 in 1995.

          Based on the minimum annual payment requirement, principal payments on the Hamilton note payable are due as follows:

               Year Ending
               December 31,
               ------------
                  1997                           $   20,494
                  1998                               22,031
                  1999                               23,683
                  2000                               25,459
                  2001                               27,369
                  Thereafter                      1,607,715
                                                 ----------
                                                 $1,726,751
                                                 ==========


     11.  ACCRUED INTEREST PAYABLE:

          Accrued interest payable at December 31, 1996 and 1995 was as follows:

                                                     1996         1995
                                                     --------     --------

            John C. Lawrence(1)                       $285,652     $229,930
            Debentures payable(2)                      506,588      441,588
            Bobby C. Hamilton(3)                                       612
                                                     --------     --------

                                                     $792,240     $672,130
                                                     ========     ========

          (1) John C. Lawrence is a director and president of the Company.
          (2) Includes accrued interest of $263,648 and $230,148 for 1996 and 1995, respectively, on debentures owned by the Walter L. Maguire 1935 Trust, of which Walter L. Maguire, Sr. and Walter L. Maguire, Jr., are beneficiaries. Walter L. Maguire, Sr., is a director of the Company.
          (3) Bobby C. Hamilton is a stockholder of the Company.

          Interest expense incurred during 1996 and 1995 for related-party debenture holders and Messrs. Lawrence and Hamilton was $187,901 and $218,176, respectively.

          As described in Note 9, some of the above interest payable may be converted to Series C preferred stock.

     12.  STOCKHOLDERS' DEFICIT:

            Stock Warrants
            --------------
            The Company's Board of Directors has the authority to issue incentive stock warrants for the purchase of common stock to directors and employees of the Company. The Company has also issued warrants in exchange for services rendered the Company and in settlement of certain litigation.

            Transactions in stock warrants are as follows:


                                       Number of                 Expiration
                                       Warrants   Option Prices  Date
                                       ---------  -------------  ----------

             Balance, December 31,
               1994                     500,000   $0.25          (A)
                 Warrants issued for
                   services             190,000   $0.25          (B)
                 Geosearch
                  (see Note 5)          100,000   $0.35          (B)
                 Returned by Mr.
                  Hamilton             (500,000)  $0.25          (A)
                                       --------
            Balance, December 31,
              1995                      290,000   $0.25-$0.35    (B)
                Warrants issued to
                  employees              25,000   $0.50          (C)
                Warrants issued in
                  connection with
                  stock sale            200,000   $0.70          (D)
                Warrants expired       (290,000)  $0.25-$0.35    (B)
                                       --------
            Balance, December 31,
              1996                      225,000   $0.50-$0.70
                                       ========

          (A) Warrants expire when the related debt is retired. Due to the settlement in 1995 (see Note 10), all warrants were returned to the Company.
          (B) Warrants were exercisable at December 31, 1995, but expired before being exercised during 1996.
          (C) Warrants are exercisable on or before January 1, 1999.
          (D) Warrants are exercisable on or before April 28, 1999.

            Stock Warrants, Continued
            -------------------------
            Due to the low volume of trading in the Company's common stock and the financial condition of the Company, the Company has estimated that the warrants issued to employees during 1996 have minimal value. Accordingly, the pro forma effect on net loss and net loss per share for the year ended
            December 31, 1996 would be immaterial if the Company accounted for stock warrants in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

            Issuance of Common Stock for Cash
            ---------------------------------
            During 1996, the Company sold 460,000 shares of its unregistered common stock for $127,560. The sales were as follows:

                                                        Share         Sale Price
             Purchaser                        Shares    Price         Total
             ------------------------------   -------   ------------  ----------
             Houston Resources(1)             150,000   $0.20         $  30,000
             Judith and Philip Knoff(2)        75,000   $0.20            15,000
             The Maguire Foundation(4)         75,000   $0.20            15,000
             Robert A. Rice(3)                 25,000   $0.20             5,000
             Delaware Royalty Co.(1)          100,000   $0.55            55,000
             Yellow Jacket Mines Inc.          10,000   $0.25             2,500
             Other                             25,000   $0.2024           5,060
                                              -------   -----------   ---------
             Total                            460,000   $0.20-$0.55   $ 127,560
                                              =======   ===========   =========

            (1) Companies owned or controlled by Al Dugan, an existing shareholder.
            (2) Sister and brother-in-law of John C. Lawrence, director and president of the Company.
            (3)    Director of the Company.
            (4)    A foundation related to Walter L. Maguire, Sr., a
                  shareholder and director.

            Issuance of Common Stock in Exchange for Services
            -------------------------------------------------
            During 1996, the Company issued 5,000 shares of its unregistered common stock to a key employee as compensation. The stock was valued at $1,250 based on the estimated fair value of the stock.

            Issuance of Common Stock in Exchange for Services, Continued
            ------------------------------------------------------------
            During 1995, the Company issued 10,000 shares of its restricted common stock to an individual for services performed on the Company's behalf. For the years ended December 31, 1996 and 1995, the Company issued shares of its unregistered common stock to directors of the Company as compensation for their attendance at Board of Director meetings (see Note 14). The above shares were valued at 75% of the market value of the stock at the time they were issued.

            Issuance of Common Stock in Settlement of Litigation
            ----------------------------------------------------
            During 1995, the Company issued 50,000 shares of its restricted common stock to Geosearch in settlement of an action brought against the Company to collect past due royalties and lease payments (see Note 5). The common stock was valued at $2,344 based on 75% of the market value of the stock at the date of issuance. During 1995, the Company issued 500,000 shares of its restricted common stock to Bobby C. Hamilton in settlement of an action brought against him (see Note 10). In addition, the Company received and retired 150,000 shares of common stock held by Bobby C. Hamilton in settlement of the action brought against him.

            Preferred Stock
            ---------------
            The Company's Articles of Incorporation authorize 10,000,000 shares of $.01 par value preferred stock. Subject to amounts of outstanding preferred stock, additional shares of preferred stock can be issued with such rights and preferences, including voting rights, as the Board of Directors shall determine.

            During 1986, Series A restricted preferred stock was established by the Board of Directors. These shares are nonconvertible, nonredeemable and are entitled to a $1.00 per share per year cumulative dividend. Series A preferred stockholders have voting rights for directors only and liquidation preference equal to $45,000 plus dividends in arrears. At December 31, 1996, cumulative dividends in arrears amounted to $47,250 or $10.50 per share.

            During 1993, Series B restricted preferred stock was established by the Board of Directors and 1,666,667 shares were issued in connection with the final settlement of litigation related to the nonpayment of royalties under a sublease contract. The Series B preferred stock is in preference to the Company's common stock and Series A preferred stock, has no voting rights and is entitled to cumulative dividends of $.01 per share when and if declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B restricted preferred

            Preferred Stock
            ---------------
            stockholders is $1.00 per share plus all dividends in arrears. The Series B preferred stock was convertible into common stock of the Company prior to December 31, 1995. No dividends have been declared or paid to the Series B shareholders. In 1995, 916,667 shares of Series B stock were surrendered to the Company in connection with the settlement of litigation against Bobby C. Hamilton (see Note 10). At December 31, 1996, no Series B shares had been converted into common stock of the Company. Cumulative dividends in arrears were $22,500 at December 31, 1996.


     13.  INCOME TAXES:

          The components of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                              1996           1995
                                              ------------   ------------

            Net operating losses              $  2,315,343   $  2,156,848
            Properties, plants and equipment       185,937           (652)
                                              ------------   ------------
            Total deferred tax assets            2,501,280      2,156,196
            Less valuation allowance            (2,501,280)    (2,156,196)
                                              ------------   ------------
                                              $          0   $          0
                                              ============   ============

         Statement of Financial Standards No. 109, "Accounting for Income Taxes," requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Although the Company has significant deferred tax assets, principally in the form of net operating loss carryforwards, its ability to generate future taxable income to realize the benefit of these assets will depend primarily on curtailing losses at the Yellow Jacket mine and operating its antimony division profitably. The market, capital and environmental uncertainties associated with this requirement are considerable and uncertain. Therefore, management believes that a full valuation allowance of the net deferred tax assets is appropriate at December 31, 1996 and 1995. However, if estimates of future taxable income change, the valuation allowance could change in the future.

          The change in the valuation allowance for the years ended December 31, 1996 and 1995 is as follows:


           Balance, December 31, 1994         $  2,332,607
             Decrease due to utilization
               of net operating loss
               carryforwards                      (176,411)
                                              ------------
           Balance, December 31, 1995            2,156,196
             Increase due to nonutilization
               of net operating loss
                   carryforwards                   345,084
                                              ------------
           Balance, December 31, 1996         $  2,501,280
                                              ============

         During the year ended December 31, 1995, the Company utilized approximately $516,000 of net operating losses for federal income tax purposes.

         At December 31, 1996, the Company had the following regular tax basis net operating losses:

                   Expiring in

                      2000                              $1,894,002
                      2001                                 916,998
                      2002                                 715,731
                      2003                                 866,362
                      2004                                 568,416
                      2005                                 715,049
                      2006                                 512,877
                      2007                                 154,235
                      2011                                 466,163
                                                        ----------
                                                        $6,809,833
                                                        ==========

          At December 31, 1996, the Company has net operating loss carryforwards for alternative minimum tax purposes of approximately $6,900,000.

     14.  RELATED-PARTY TRANSACTIONS:

          In addition to transactions described in Notes 7, 9, 10, 11 and 12, during 1996 and 1995, the Company had the following transactions with related parties:

          - In 1995, Walter L. Maguire, Sr., a stockholder and director, sold the Company $30,000 of laboratory and mining equipment. In connection with the sale, the Company paid Mr. Maguire $3,000 and recorded a note payable for the unpaid balance of $27,000 (see Note 7).

          - During 1996, the Company issued 24,000 shares of its common stock to each member of the Board of Directors for their attendance at Board of Director meetings since 1990. The issuance was pursuant to a decision by the Board to forego the award of stock warrants to directors for the years 1990-1995. The issuance, which totaled 192,000 shares, represented an award of 8,000 shares per year per director. The issuances have been recorded in the consolidated financial statements as if they were issued in the year they were earned. The restricted stock awards were recorded as compensation expense based upon their estimated value at the date of issuance.

          - At December 31, 1995, the Company owed Walter L. Maguire, Jr., a stockholder and former director, $27,555 for amounts advanced to the Company by Mr. Maguire. Annual interest expense related to these notes of $1,790 was incurred in each of 1996 and 1995. In 1996, a company controlled by Walter L. Maguire, Jr., a stockholder and former director, sold the Company packaging materials for $32,066. At December 31, 1996, the Company owed Mr. Maguire's company $9,747, representing the unpaid balance including late payment charges of $1,445.

          - During 1995, Robert A. Rice, a stockholder and director, exchanged $17,500 of the amount due him for certain fully depreciated mining equipment. Accordingly, the Company recognized a $17,500 gain on the disposal of the equipment. Annual interest expense related to balances payable to Mr. Rice was $3,223 and $2,555 in 1996 and 1995, respectively.

          - After the Company's office building was destroyed by fire in 1990, the Company's president provided office space to the Company at no charge through 1996.

          - During 1995, the Company acquired equipment from Mr. Hamilton through the issuance of a $125,000 note payable. The note bore interest at 10% and was paid in full prior to December 31, 1995.

     15.  COMMITMENTS AND CONTINGENCIES:

          Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product at the Preachers Cove mill, which was located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. The Company has been reclaiming the property and as of December 31, 1996, the cyanide solution discharge was complete and the mill has been removed. The Company anticipates having the cyanide leach residue containment completely finished by 1998. In 1996, the Idaho Department of Environmental Quality requested the Company sign a consent decree related to completing the reclamation and remediation at the Preachers Cove mill, which the Company signed in December 1996. Estimated costs to reclaim this property have been accrued at December 31, 1996 and 1995. At December 31, 1996, the liability for the remaining estimated costs to complete remediation at the site was $135,198.

          On November 15, 1996, the Bureau of Land Management (BLM) notified the Company that it may be a responsible party as defined under CERCLA for hazardous substances released from uncontained mining tailings at a mining site near Pine Creek, Idaho. The Company was one of 13 companies that had received a similar notice.

          In response to the notification, the Company informed the BLM that it is neither a current or former owner of the site, has never been an operator, nor has it shipped hazardous substances or arranged for the disposal or treatment of hazardous substances in the Pine Creek area. Accordingly, the Company does not consider itself a potentially responsible party under CERCLA for the Pine Creek site. Although no additional notification has been received from the BLM, the Company believes it does not have a material liability relating to this site.


     16.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

          The carrying amounts for cash, restricted cash, accounts receivable, accounts payable and accrued expenses are a reasonable estimate of their fair values. The fair value of amounts payable to related parties and judgments payable approximate their carrying values of $644,752 and $131,764, respectively, at December 31, 1996 and $646,347 and $147,865, respectively, at December 31, 1995, based upon the contractual cash flow requirements.

          It is not practicable to estimate the fair value of the $1.7 million note payable to Hamilton. The payments are based upon future revenues, which are uncertain. There are no similar financial instruments in the market to which the value can be compared. It is also not practicable to estimate the fair value of the $650,000 debentures which are in default. However, management believes that the fair value of these debentures is signficantly lower than their carrying value.