Form 10QSB
period 1997-03-31
UNITED STATES ANTIMONY CORP
filed 1997-05-15
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

          For the quarterly period ended March 31, 1997

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

          For the transition period      to
                                    -----   -----


                        Commission file number 33-00215

                       UNITED STATES ANTIMONY CORPORATION
                       ----------------------------------
                 (Name of small business issuer in its charter)

                                    Montana
                       ---------------------------------
                         (State or other jurisdiction
                       of incorporation or organization)

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

          At March 31, 1997, the registrant had outstanding 13,043,434 shares of par value $.01 common stock.

                          PART 1. FINANCIAL INFORMATION

     ITEM 1.  Financial Statements and Supplementary Data

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED BALANCE SHEETS


                                                March 31,     December 31,
                                                1997          1996
                                                ------------  -------------
                                                (Unaudited)
                          ASSETS

     Current assets:
       Restricted cash                          $    103,000
       Stock subscription receivable                  20,000
       Accounts receivable                                    $     33,837
       Inventories                                   541,997       556,249
       Prepaid expenses                                1,164        21,085
                                                ------------  ------------
           Total current assets                      666,161       611,171

     Properties, plants and equipment, net           654,464       670,081
     Restricted cash, reclamation bonds              170,046       170,046
                                                ------------  ------------
           Total assets                         $  1,490,671  $  1,451,298
                                                ============  ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities:
       Checks issued and payable                $     59,765  $     29,491
       Accounts payable                              237,303       306,636
       Accrued payroll and property taxes             82,199        93,454
       Accrued payroll and other                      39,445        39,823
       Judgments payable                             133,771       131,764
       Accrued interest payable                      822,633       792,240
       Payable to related parties                    631,015       644,752
       Notes payable to bank                         139,382       125,397
       Note payable to Bobby C. Hamilton,
         current                                      20,879        20,494
       Debentures payable                            650,000       650,000
       Accrued reclamation costs, current            100,000       100,000
                                                ------------  ------------
           Total current liabilities               2,916,392     2,934,051

     Note payable to bank, noncurrent                167,533       185,607
     Note payable to Bobby C. Hamilton,
       noncurrent                                  1,695,212     1,706,257
     Accrued reclamation costs, noncurrent           314,238       315,212
                                                ------------  ------------
           Total liabilities                       5,093,375     5,141,127
                                                ------------  ------------
     Commitments and contingencies

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                March 31,     December 31,
                                                1997          1996
                                                ------------  -------------
                                                (Unaudited)

       LIABILITIES AND STOCKHOLDERS' DEFICIT,
                     CONTINUED

     Stockholders' deficit:
       Preferred stock, $.01 par value,
         10,000,000 shares authorized:
           Series A: 4,500 shares issued and
             outstanding                        $         45  $         45
           Series B: 750,000 shares issued
             and outstanding                           7,500         7,500
       Common stock, $.01 par value,
         20,000,000 shares authorized;
         13,043,434 and 12,627,434 shares
         issued and outstanding                      130,434       126,274
       Additional paid-in capital                 13,530,304    13,326,464
       Accumulated deficit                       (17,270,987)  (17,150,112)
                                                ------------  ------------
               Total stockholders' deficit        (3,602,704)   (3,689,829)
                                                ------------  ------------
               Total liabilities and stock-
                 holders' deficit               $  1,490,671  $  1,451,298
                                                ============  ============


     See Notes to Consolidated Financial Statements.

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF OPERATIONS
     for the three-month periods ended March 31, 1997 and 1996
     (Unaudited)

                                                March 31,     December 31,
                                                1997          1996
                                                ------------  -------------
                                                (Unaudited)

     Revenues:
       Sales of antimony products and
         other                                  $  1,113,410  $  1,348,530
       Sales of gold and silver                                    177,450
                                                ------------  ------------
                                                   1,113,410     1,525,980
                                                ------------  ------------
     Cost of production:
       Cost of antimony production and other         980,787     1,142,936
       Cost of gold and silver production                          282,727
                                                ------------  ------------
                                                     980,787     1,425,663
                                                ------------  ------------
     Gross profit                                    132,623       100,317
                                                ------------  ------------
     Other operating expenses:
       Care and maintenance - Yellow Jacket           76,492
       Exploration and evaluation                     36,249
       General and administrative                     74,703       104,209
                                                ------------  ------------
                                                     187,444       104,209
                                                ------------  ------------
     Other (income) expense:
       Interest expense                               71,866        80,781
       Interest income and other                      (5,812)       (2,515)
       Gain on disposal of property                                (45,000)
                                                ------------  ------------
                                                      66,054        33,266
                                                ------------  ------------
     Net loss                                   $   (120,875) $    (37,158)
                                                ============  ============
     Net loss per common share                  $       (.01)          NIL
                                                ============  ============
     Weighted average number of common
       shares outstanding                         12,729,523    12,113,434
                                                ============  ============


     See Notes to Consolidated Financial Statements.

     UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     for the three-month periods ended March 31, 1997 and 1996
     (Unaudited)


                                                     1997        1996
                                                     ---------   ---------
     Cash flows from operating activities:
       Net loss                                      $(120,875)  $ (37,158)
       Adjustments to reconcile net loss to
         net cash provided by operations:
           Depreciation                                 40,732      49,200
           Gain on disposal of equipment                           (45,000)
           Change in:
             Restricted cash                          (103,000)      4,598
             Stock subscription receivable             (20,000)
             Accounts receivable                        33,837      50,893
             Inventories                                14,252     (55,833)
             Prepaid expenses                           19,921
             Accounts payable                          (69,333)     48,478
             Accrued payroll and property taxes        (11,255)     33,290
             Accrued payroll and other                    (378)     (2,014)
             Judgments payable                           2,007      (3,703)
             Accrued interest payable                   30,393      32,074
             Payable to related parties                (13,737)     (4,240)
             Accrued reclamation costs                    (974)     (1,081)
                                                     ---------   ---------
               Net cash provided (used) by
                 operating activities                 (198,410)     69,504
                                                     ---------   ---------
     Cash flows from investing activities:
       Purchase of properties, plant and
         equipment                                     (25,115)    (85,297)
       Sale of property                                             45,000
                                                     ---------   ---------
               Net cash used in investing
                 activities:                           (25,115)    (40,297)
                                                     ---------   ---------
     Cash flows from financing activities:
       Payments on notes payable to bank                (4,089)    (35,973)
       Payments to Bobby C. Hamilton                   (10,660)    (24,126)
       Sale of common stock                            208,000
                                                     ---------   ---------
               Net cash provided (used) by
                 financing activities                  193,251     (60,099)
                                                     ---------   ---------
     Net decrease in cash                              (30,274)    (30,892)
     Checks issued & payable, beginning of period      (29,491)      5,800
                                                     ---------   ---------
     Checks issued & payable, end of period          $ (59,765)  $ (25,092)
                                                     =========   =========

     Supplemental disclosures:
       Cash paid for interest                        $  41,473   $  39,916
                                                     =========   =========
     See Notes to Consolidated Financial Statements

     UNITED STATES ANTIMONY CORPORATION and SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)



     1.  NOTES TO DECEMBER 31, 1996 CONSOLIDATED FINANCIAL STATEMENTS:


         The notes to the consolidated financial statements as of December 31, 1996, as set forth in the Company s 1996 Annual Report on Form 10-KSB, substantially apply to these interim consolidated financial statements and are not repeated here.


     2.  ADJUSTMENTS TO FINANCIAL STATEMENTS:

         The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1996, was derived from the audited consolidated balance sheet referred to in Note 1 above.


     4.  COMMITMENTS AND CONTINGENCIES:

         Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product at the Preachers Cove mill, which is located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. The Company has been reclaiming the property and as of March 31, 1997 the cleanup of cyanide solution is complete. The Company anticipates having the remaining cyanide residue contained and the existing mill entirely removed by 1998. In 1996, the Idaho Department of Environmental Quality requested the Company sign a consent decree related to completing the reclamation and remediation at the Preachers Cove mill.

         In December of 1996 the Company entered into the consent decree.

     ITEM 2. Management s Discussion and Analysis of Results of Operations and Financial Condition

     GENERAL

     The Company's operations resulted in a net loss of $120,875 for the three-month period ending March 31, 1997 compared to a net loss of $37,158 for the comparable period in 1996. The increase in the loss is primarily due to decreased gross profit in the antimony division and the absence of any gain from sale of property during the first quarter of 1997 compared with the first quarter of 1996.

     Total revenues for the first quarter of 1997 were $1,113,410 compared with $1,525,980 for the comparable quarter in 1996, an decrease of $465,556 or 31%. The decrease is attributable to the absence of gold and silver sales in the first quarter of 1997 compared to 1996, due to the Yellow Jacket Mine being placed on a care and maintenance basis during the third quarter of 1996. Sales of antimony products during the first quarter of 1997 were $1,113,410 consisting of 761,657 pounds at an average sale price of $1.46 per pound. Sales of antimony products during the first quarter of 1996 were $1,348,530 consisting of 641,094 pounds at an average sale price of $2.10 per pound. Gross profit from antimony product sales was $132,623 or 11.9% of sales during the first quarter of 1997 compared with a gross profit of $205,594 or 15% of sales during the comparable quarter of 1996. The decrease in gross profit is primarily due to the decrease in sale price per pound during the first quarter of 1997 compared to the first quarter of 1996.

     The Company reports 50% of total antimony sales made by HoltraChem and the Company. Accordingly, total sales of antimony products by both companies was $2,226,820 or 1,523,314 pounds during the first quarter of 1997 and $2,697,060 or 1,282,187 pounds during the first quarter of 1996. In both quarters all of the antimony products sold were produced at the Company s plant in Thompson Falls, Montana.

     The Company had no sales of gold and silver during the first quarter of 1996 versus sales of $177,450 during the comparable period in 1996. The decrease is due to the suspension of operations at the Yellow Jacket mine during the third quarter of 1996. Care and maintenance expenses related to the Yellow Jacket Mine were $76,492 during the first three months of 1997.

     During the first quarter of 1997 the Company pursued underground exploration of the Yellow Jacket pit. Expenses associated with this exploration were $36,249, there were no exploration expenses during the first quarter of 1996.

     General and administrative expenses decreased from $104,209 during the first quarter of 1996 to $74,703 in the comparable quarter of 1997, The decrease was principally due to legal fees relating to the Company's USAMSA negotiations and increased office labor and accounting fees related to the Company s efforts to regain compliance with Securities and Exchange Commission ( SEC ) reporting regulations that were incurred during the first quarter of 1996.

     Interest expense decreased from $80,781 during the first quarter of 1996 to $71,866 during the comparable quarter of 1997. The decrease is principally due to less interest expense charged the Company for its unfunded share of antimony inventory. Interest income increased from $2,515 during the first quarter of 1996 to $5,812 during the comparable quarter in 1996. The increase was due to interest income recognized from the overfunding of antimony inventory during the first quarter of 1997 compared to the first quarter of 1996.


     FINANCIAL CONDITION AND LIQUIDITY

     At March 31, 1997, Company assets totaled $1,490,671 and there was a stockholders' deficit of $3,602,704. The stockholders' deficit increased $87,125 from December 31, 1996 primarily due to a net loss recognized from the Company's operations during the first quarter of 1997. In order to continue as a going concern, the Company is dependent upon (1) the planned conversion of certain debt and accrued interest to equity (2) profitable operations from the antimony division, (3) additional equity financing, and (4) continued availability of bank financing.

     Without such debt conversions and additional financing, the Company may not be able to meet its obligations, fund operations and continue in existence. There can be no assurance that management will be successful in its plans to improve the financial condition of the Company.

     Cash used by operating activities during the first quarter of 1997 was $198,410 and resulted primarily from the first quarter net loss. Cash used by investing activities during the first quarter of 1997 was $25,115 and related to the construction of antimony processing equipment.

     Cash used in financing activities totaled $14,749 during the first quarter of 1997 and consisted of principal payments on notes to bank and to Bobby C. Hamilton.

     Cash provided by financing activities was $208,000 and consisted of proceeds from the sale of the Company s restricted common stock.

     During the first quarter of 1997 the Company was fully vested in its share of antimony products inventory. Correspondingly, it has been receiving a greater percentage of cash flow from antimony sales with HoltraChem.

     Significant financial commitments for future periods will include:

     - Providing $5,000 per month for a "sinking fund" to pay defaulted debentures, related accrued interest and accrued interest payable to related parties, which are not ultimately converted (see Note 9 to the 1996 consolidated financial statements).

     - Servicing borrowings from the bank (see Note 8 to the 1996 consolidated financial statements).

     - Servicing the Hamilton note payable at a minimum of $150,000 annually (see Note 10 to the 1996 consolidated financial statements).

     -  Keeping current on payroll tax liabilities and accounts payable.

     -  Fulfilling reclamation responsibilities with regulatory agencies.

     -  Annual care and maintenance costs at the Yellow Jacket mine.

     -  Minimum annual royalty payments of $52,500 to Geosearch and Yellow
        Jacket.

     - Providing antimony profits to fund the Company's antimony inventory when the Company's share of antimony inventory amounts to $750,000 or more or when its share of inventory is less than 50% of total inventory.

     The Company plans to address these and other financial requirements by enhancing the value of its gold properties through an exploration program started in 1996, and continuing in 1997. The Company hopes to develop additional reserves from exploration and generate funds from the sale, joint venture or eventual production from the property. Exploration activities are expected to culminate during the second or third quarter, of 1997 at which time the Company will be in a position to realize an economic benefit from either, 1) the development of the property for production in the event of positive exploration results or, 2) savings associated with terminating the care and maintenance status and beginning final closure activities.

     During 1995 and 1996, the Company began assembling and later filed reports required by SEC regulations. It is the Company's intention that as these reports are available and as the Company continues to maintain it s timely filings it will regain compliance with SEC regulations and seek additional financing to expand its business operations and satisfy its obligations.

     During the first quarter of 1997, the Company sought and obtained sponsorship on the NASD over-the-counter electronic bulletin board. The Company intends to continue to pursue listings on larger trading exchanges as it s financial condition allows.

     In 1997, 416,000 shares of unregistered common and common stock purchase warrants were sold to a director and an existing shareholder for $203,000. Of this amount, $103,000, was restricted for expenditure in the development of USAMSA.

     The Company plans to issue additional shares to investors to help finance the finalization of its investment in USAMSA and fund production from the Mexican properties.

                          PART II - OTHER INFORMATION

     Items 1, 2, 3, 4, and 5 are omitted from this report as inapplicable.


     ITEM 6. Exhibits and Reports on Form 8-K

             None

     SIGNATURES


     Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     UNITED STATES ANTIMONY CORPORATION
     (Registrant)



     By: /s/ John C. Lawrence                    Date: May 15, 1997
         ------------------------------------
         John C. Lawrence, Director and
         President (Principal Executive,
         Financial and Accounting Officer)