Form 10QSB
period 1997-06-30
UNITED STATES ANTIMONY CORP
filed 1997-08-15
CIK 101538

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934
               For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

                        For the transition period to

                       Commission file number 33-00215

                     UNITED STATES ANTIMONY CORPORATION

               (Name of small business issuer in its charter)



             Montana                             81-0305822
   (State or other jurisdiction
  of incorporation or organization)   (I.R.S. Employer Identification No.)

              P.O. Box 643, Thompson Falls, Montana, 59873
          (Address of principal executive offices) (Zip code)

   Registrant's telephone number, including area code:  (406) 827-3523


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES X              NO



At June 30, 1997, the registrant had outstanding 13,065,434 shares of par value $.01 common stock.


                     PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
                                              Unaudited

                                               June 30,        December 31,

                                                  1997              1996

          ASSETS
Current assets:
  Restricted cash                              $73,000
  Accounts Receivable                                             $33,837
  Inventories                                  445,052            556,249
  Prepaid expenses                               4,849             21,085
                                             ---------          ---------
    Total current assets                       522,901            611,171

Properties, plants and equipment, net          649,053            670,081
Restricted cash, reclamation bonds             170,046            170,046
                                             ---------          ---------
    Total assets                             1,342,000          1,451,298
                                             =========          =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Checks issued and outstanding                 87,210             29,491
  Reserve for production costs                  50,000
  Accounts payable                             122,630            306,636
  Accrued payroll and property taxes            46,128             93,454
  Accrued payroll and other                     32,487             39,823
  Judgments payable                            139,070            131,764
  Accrued interest payable                     852,313            792,240
  Payable to related parties                   613,373            644,752
  Note payable to bank, current                 81,842            125,397
  Note payable to Bobby C. Hamilton, current    21,263             20,494
  Debentures payable                           650,000            650,000
  Accrued reclamation costs, current           100,000            100,000
                                            ----------          ---------
   Total current liabilities                 2,796,316          2,934,051
                                            ----------          ---------
Note payable to bank, non-current              139,576            185,607
Note payable Bobby C. Hamilton, non-current  1,659,697          1,706,257
Accrued reclamation costs, noncurrent          290,942            315,212
                                            ----------          ---------
      Total liabilities                     $4,886,531         $5,141,127
                                            ==========          =========
Commitments and contingencies (Note 3)

The accompanying notes are an integral part of the financial statements. Notes to the financial statements for the year ended December 31, 1996 substantially apply to these interim statements and are not repeated here.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, continued

                                               Unaudited
                                                June 30,      December 31,
                                                  1997              1996

Stockholders' deficit:
Preferred stock, $.01 par value, 10,000,000 shares
authorized:
Series A: 4,500 shares issued and outstanding        45              45
Series B: 750,000 shares issued and outstanding   7,500           7,500
Common stock, $.01 par value, 20,000,000 shares
authorized; 13,043,434 and 12,627,434
shares issued and outstanding                   130,654         126,274
Additional paid-in capital                   13,537,147      13,326,464
Accumulated deficit                         (17,219,877)    (17,150,112)
    Total stockholders' deficit             ( 3,544,531)     (3,689,829)
    Total liabilities and                  ------------     ------------
    stockholders' deficit                    $1,342,000      $1,451,298
                                           ============     ============
























The accompanying notes are an integral part of the financial statements. Notes to the financial statements for the year ended
December 31, 1996 substantially apply to these interim statements and are not repeated here.


UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATION
for the three and six-month periods ended June 30, 1997 and June 30, 1996

                                 Unaudited                 Unaudited

                              Three Months Ended          Six Months Ended
                                   June 30,                  June 30,
                              1997          1996         1997          1996
Revenues:
Sales of antimony products $1,100,425    $ 970,302   $2,213,835    $2,318,832
  Sales of gold and silver                 225,201                    432,651
                           ----------    ---------   ----------    ----------
Total Revenues              1,100,425    1,225,503    2,213,835     2,751,483
                           ----------    ---------   ----------    ----------
Cost of Production:

Cost of antimony production   866,115      819,051    1,846,902     1,972,363
Cost of gold and silver production         365,318                    649,740
                           ----------    ----------  -----------   ----------
Total cost of production:     866,115    1,184,369    1,846,902     2,622,103
                           ----------    ----------  -----------   ----------
Gross Profit                  234,310       41,134      366,933       129,380
                           ----------    ----------  -----------   ----------

Other operating expenses:

  Care and maintenance -
  Yellow Jacket                33,121                   109,613
  Exploration and evaluation   42,043                    78,292
  General and administrative   71,465       76,738      146,168       177,667
                            ----------    ----------  ----------    ---------
                              146,629       76,738      334,073       177,667
                            ----------    ----------  ----------    ---------
Other (income) expenses:
Gain on disposal of asset                                             (45,000)
Gain from payables adjustment (37,386)                  (37,386)
Interest expense               76,863       67,957      148,729       139,947
Interest income                (2,906)      (1,935)      (8,718)       (4,450)
                            ----------     ---------   ---------    ---------
                               36,571       68,022      102,625        90,497
                            ----------    ----------   ---------    ---------
Net Income (Loss)             $51,110    $(101,626)    $(69,765)    $(138,784)
                             ==========   ==========   ==========   ==========
Net Income (Loss) per share     NIL         $(.01)          NIL        $(.01)
                             ==========   ==========   ==========   ==========

Weighted average common shares
outstanding                  13,055,434   12,187,990   12,896,478     12,150,545




The accompanying notes are an integral part of the financial statements. Notes to the financial statements for the year ended December 31, 1996 substantially apply to these interim statements and are not repeated here.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six-month periods ended June 30, 1997 and June 30, 1996

          Unaudited                              June 30,     June 30,
                                                 1997         1996
Cash flows from operating activities:
  Net loss                                    $( 69,765)     $(138,784)
  Adjustments to reconcile net income
  to net cash provided by operations:
    Depreciation and amortization                81,533        102,925
    Issuance of common stock to
    directors as compensation                     5,063
  Reservation for production costs               50,000
  Gain on adjustment to payables                (37,386)
  Gain on disposal of equipment                                (45,000)
    Change in:
      Restricted cash                          ( 73,000)         4,598
      Accounts Receivable                        33,837        (31,934)
      Inventories                               111,197        (62,697)
      Prepaid expenses                           16,236
      Accounts Payable                         (146,620)        65,876
      Accrued payroll and property taxes        (47,326)        89,634
      Accrued payroll and other                  (7,336)        (2,202)
      Judgments payable                           7,306         (1,958)
      Accrued interest payable                   60,073         64,249
      Payable to related parties                (31,379)        (  227)
      Accrued reclamation costs                ( 24,271)       (25,735)
        Net cash provided by (used in)         ---------       ---------
        operating activities                    (71,838)        18,745
                                               ---------       ---------
Cash flows from investing activities:
  Purchase of properties,
  plant and equipment                           (60,505)      (101,300)
  Sale of property                                              45,000
                                               ---------       ---------
        Net cash used in
        investing activities                    (60,505)       (56,300)
                                               ---------       ---------
Cash flows from financing activities:
  Checks issued and outstanding                   57,719        37,003
  Payments on notes payable to bank (net)        (89,585)      (21,448)
  Payments to Bobby C. Hamilton                  (45,791)      (41,300)
  Proceeds from sale of common stock             210,000        57,500
                                               ---------       ---------
       Net cash provided by
       financing activities                      132,343        31,755
                                               ---------       ---------
Net decrease in cash                                   0       ( 5,800)
Cash, beginning of period                              0         5,800
                                               ---------       ---------
Cash, end of period                                   $0            $0
                                               =========       =========
Supplemental disclosures:
  Cash paid during the six-month
  period for interest                            $88,656       $75,698
                                               =========       =========


The accompanying notes are an integral part of the financial statements. Notes to the financial statements for the year ended December 31, 1996 substantially apply to these interim statements and are not repeated here.


UNITED STATES ANTIMONY CORPORATION and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Notes to December 31, 1996 consolidated financial statements:

The notes to the consolidated financial statements as of December 31, 1996, as set forth in the Company's 1996 Annual Report on Form 10-KSB, substantially apply to these interim consolidated financial statements and are not repeated here.

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

     3.     Commitments and Contingencies:

Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product at the Preachers Cove mill, which is located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. The Company has been reclaiming the property and anticipates having the cyanide contamination remediated and the mill removed by 1998. In 1996, the Idaho Department of Quality requested the Company sign a consent decree related to completing the reclamation and remediation at the Preachers Cove mill. The Company signed the consent decree in December of 1996. At June 30, 1997, the liability for the remaining estimated costs to complete remediation at the site was $91,747.

      ITEM 2.     Management's Discussion and Analysis of Results of
                      Operations and Financial Condition

GENERAL

The Company's operations resulted in a net loss of $69,765 for the six-month period and net income of $51,110 for the three-month period ended June 30, 1997, compared to net losses of $138,784 and $101,626 for the same respective periods in 1996.

Total revenues for the first six months of 1997 were $2,213,835 compared with $2,751,483 for the comparable period in 1996. Total revenues during the second quarter of 1997 were $1,100,425 compared with $1,225,503 during the second quarter of 1996. The decrease in revenues during both periods was primarily due to the absence of gold sales in 1997 compared to 1996. Sales of antimony products during the first six months of 1997 were $2,213,835 consisting of 1,571,953 pounds at an average sale price of $1.41 per pound. Sales of antimony products for the three months ended June 30, 1997 were $1,100,425 consisting of 810,296 pounds at an average sale price of $1.35 per pound. Sales of antimony products in the first six months of 1996 were $2,318,832 consisting of 1,124,062 pounds at an average sale price of $2.06 per pound. During the second quarter of 1996 sales of antimony products were $970,302 consisting of 482,969 pounds at an average sale price of $2.01 per pound. The decrease in sale prices of antimony products from the six and three month periods in 1996 to those comparable in 1997 are the direct result of a decrease in antimony metal prices. Gross profit from antimony sales during the first six months and the second three months ended June 30, 1997 was $366,933 and $234,310, respectively. compared with gross profit of $346,469 and $151,251 for the same periods of 1996. The increases in gross profit for the six and three month periods ended June 30, 1997 compared to the same periods of 1996 are due principally to increased sales of more profitable antimony products.

The Company reports 50% of total antimony sales made by HoltraChem and the Company. Accordingly, total sales of antimony products by both companies was $4,606,212 or 3,143,906 pounds during the first six months of 1997 and $2,200,850 or 1,620,592 pounds during the second quarter. Substantially all of the antimony products sold were produced at the Company's plant in Thompson Falls, Montana.

In August 1996, the Company placed the Yellow Jacket mine on a care-and-maintenance status due to decreasing gold prices and sustained operating losses. Accordingly, no sales of gold or silver were made during 1997. Care and maintenance expenses for the first six months of 1997 were $109,613 and $33,121 during the second quarter of 1997. The decrease in care and maintenance costs from the first quarter of 1997 to the second related primarily to the accrual of an annual royalty due during the first quarter. Underground exploration costs were $78,292 during the six months ended June 30, 1997 and $42,043 for the three month period ended June 30, 1997.

Sales of gold and silver totaled $432,651 during the first six months of 1996 and $255,201 during the second quarter of 1996. Ounces of gold sold during the six and three month periods ended June 30, 1996 were 1,095 and 654, respectively. Sales price per ounce of gold sold during the first six months of 1996 was $390 and $386 during the second quarter of 1996. Gross losses from the gold division were $217,089 and $110,117 for the six and three month periods ended June 30, 1996, respectively.

     ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)


General and administrative expenses decreased from $177,667 during the first six months of 1996 to $146,168 during the comparable period of 1997, the decrease was due to costs related to regaining the Company's compliance with securities regulations incurred during 1996.

During the six months of 1996 the Company recognized a gain on the disposal of property of $45,000. There were no gains or losses on disposition of assets for the comparable period in 1997, the Company did, however, recognize a gain from an adjustment made to accounts payable during the second quarter of 1997 of $37,386.

Interest expense was $148,729 and $76,863 for the six and three month periods ended June 30, 1997, respectively, compared to $139,947 and $67,957 for the same periods in 1996. The increase was due to a increase in financial obligations due a bank from 1996 to 1997.

Interest income was $8,718 and $2,906 for the six and three month period ended June 30, 1997, respectively, compared to $4,450 and $1,935 for the same periods in 1996. The increase in interest income was attributable to the increase in restricted cash held for USAMSA development.

                  Financial Condition and Liquidity

At June 30, 1997, Company assets totaled $1,342,000, and there was a stockholders' deficit of $3,544,531. At June 30, 1997 stockholders' deficit had decreased $145,298 from December 31, 1996 due to proceeds received from the sale of the Company's common stock during the first six months of 1997.

In order to continue as a going concern, the Company is dependent upon (1) the planned conversion of certain debt and accrued interest to equity (2) profitable operations from the antimony division, (3) additional equity financing, and (4) continued availability of bank financing.

Without such debt conversions and additional financing, the Company may not be able to meet its obligations, fund operations and continue in existence. There can be no assurance that management will be successful in its plans to improve the financial condition of the Company. The Company has scheduled it's first annual meeting since 1989 on October 3, 1997. Items for the approval of shareholders include the ratification of a proposal to convert a substantial amount of debenture holder and director debt to the Company's Series "C" preferred stock. The proposal, if ratified by the shareholders and accepted by the debtors, will substantially reduce the Company's interest expense and decrease the stockholders' deficit.

Cash used by operating activities during the first six months of 1997 was $71,838 and resulted primarily from reductions in current liabilities and
accounts payable.   Purchases of  property plant and equipment in the antimony division consumed $60,505 of cash during the first six months of 1997. Of the total amount expended for property plant and equipment in the antimony division during the first six months of 1997, approximately $33,000 related
to the Company's USAMSA project in Mexico.   Proceeds of $210,000 were
generated through sales of common stock during the six months ended June 30, 1997. Cash used in financing activities totaled $135,376 during the first six months of 1996 and consisted of principal payments on notes to bank and to Bobby C. Hamilton. During the first six months of 1997 the Company had cash flows from financing activities related to checks issued and outstanding of $57,719.

Total sales of pounds of antimony products as reported by HoltraChem Inc. and the Company increased from 2,248,124 during the first six months of 1996 to 3,143,906 during the comparable period in 1997. This increase is projected to continue as HoltraChem fulfils its goal to grow sales to 10,000,000 pounds per year and as the Company continues to improve and develop its antimony processing operations. The projected growth will enable the Company to strengthen its ability to weather the financial risks of changes in the antimony metal market and help provide resources to meet the Company's obligations and fund operations.

Significant financial commitments for future periods will include:

  Providing $5,000 per month for a "sinking fund" to pay defaulted debentures a portion of accrued interest, that is not ultimately converted (see Note 9 to the December 31, 1996 consolidated financial statements).

  Servicing borrowings from the bank.

  Servicing the Hamilton note payable at a minimum of $150,000 annually (see Note 10 to the December 31, 1996 consolidated financial statements).

  Keeping current on payroll tax liabilities and accounts payable.

  Fulfilling reclamation responsibilities with regulatory agencies.

  Annual care and maintenance costs of at the Yellow Jacket mine.

  Minimum annual royalty payments of $52,500 to Geosearch and Yellow
  Jacket mines.

  Providing antimony profits to fund the remaining portion of the Company's antimony inventory up until the Company's share of antimony inventory amounts to $750,000 or 50% of the total inventory.

The Company plans to address these and other financial requirements by enhancing the value of its gold properties through an exploration program begun in 1996. The Company hopes to develop additional reserves from exploration and generate funds from the sale, joint venture or eventual production from the property. During 1997 substantial progress was made developing an underground exploration tunnel. The Company hopes that this tunnel will intercept mineralized material sometime during the third or fourth quarter of 1997.

The Company has been filing reports required by Securities agencies since
1995.   It is the Company's intention to maintain its compliance with
Securities regulators to help enhance the marketability and value of it's stock, and prepare it for financing opportunities to fund it's investment in USAMSA. In the fourth quarter of 1996, the Company sought and obtained sponsorship from a market maker to list the Company's stock on NASD's Electronic Bulletin Board trading exchange.

                   PART II - OTHER INFORMATION


Items 1,2,3,4, and 5 are omitted from this report as inapplicable

ITEM 6. Exhibits and Reports on Form 8-K

    a. Exhibits

       Exhibit 28.  Financial Data Schedule


     b. Reports on Form 8-K

         None

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     UNITED STATES ANTIMONY CORPORATION
                              (Registrant)


                       By:/s/ John C. Lawrence
          John C. Lawrence, President, Director and Principal
                          Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            By:/s/ John C. Lawrence Date: August 13,1997
              John C. Lawrence, Director and President
         (Prinicpal Executive, Financial and Accounting Officer)

            By:/s/ Walter L. Maguire, Sr. Date: August 13, 1997
                    Walter L. Maguire, Sr., Director



            By:/s/ Robert A. Rice Date: August 13, 1997
                     Robert A. Rice, Director