Form 10QSB
period 1997-09-30
UNITED STATES ANTIMONY CORP
filed 1997-11-12
CIK 101538

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB




(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                       OF 1934 (fee required)
            For the quarterly period ended September  30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)


                    For the transition period_____ to_____

                       UNITED STATES ANTIMONY CORPORATION
                 (Name of small business issuer in its charter)


                                  Montana
        (State or other jurisdiction of incorporation or organization)
                                81-0305822
                 (I.R.S. Employer Identification No.)
       P.O. Box 643, Thompson Falls, Montana           59873
      (Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code:  (406) 827-3523

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES X       No
        -----       -----


At November 10, 1997, the registrant had outstanding 13,065,434 shares of par value $.01 common stock.

       PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements and Supplementary Data

United States Antimony Corporation and Subsidiary
Consolidated Balance Sheets

                                   (Unaudited)
                                   September 30, December  31,
                                     1997           1996
Current assets:
 Restricted cash                      $35,078
 Accounts Receivable                    1,000     $33,837
 Inventories                          564,752     556,249
 Prepaid expenses                      10,937      21,085
     Total current assets             611,767     611,171
                                      -------     -------
Properties, plants
and equipment, net                    640,469     670,081
Restricted cash, reclamation bonds    178,486     170,046
                                      -------     -------
      Total assets                 $1,430,722  $1,451,298
                                   ==========  ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Checks issued and outstanding        $33,416     $29,491
 Reserve for production costs          43,000
 Accounts payable                     122,029     306,636
 Accrued payroll and property taxes    83,944      93,454
 Accrued payroll and other             37,517      39,823
 Judgments payable                    142,924     131,764
 Accrued interest payable             882,887     792,240
 Payable to related parties           608,630     644,752
 Notes payable to bank, current       178,205     125,397
 Note payable to Bobby C. Hamilton,
  current                              21,648      20,494
 Debentures payable                   650,000     650,000
 Accrued reclamation costs, current   100,000     100,000
                                      -------     -------
      Total current liabilities     2,904,200   2,934,051
                                    ---------   ---------
Notes payable to bank, noncurrent     118,556     185,607
Note payable to Bobby C. Hamilton,
  noncurrent                        1,646,566   1,706,257
Accrued reclamation costs,
  noncurrent                          254,311     215,212
                                     ---------  ----------
          Total liabilities        $4,923,633  $5,141,127
                                    ----------  ----------

Commitments and contingencies



              See Notes to Consolidated Financial Statements

United States Antimony Corporation and Subsidiary
Consolidated Balance Sheets

                                  (Unaudited)
                                  September 30,       December  31,
                                      1997                1996

Stockholders' deficit:
Preferred stock, $.01 par value,
10,000,000 shares authorized:
  Series A: 4,500 shares issued and
  outstanding                                $45              $45
  Series B: 750,000 shares issued and
  outstanding                              7,500            7,500
Common stock, $.01 par value,
  20,000,000 shares authorized;
  13,065,434 and 12,627,434
  shares issued and outstanding          130,654          126,274
Additional paid-in capital            13,537,147       13,326,464
Accumulated deficit                  (17,168,257)     (17,150,112)
Total stockholders' deficit           (3,492,911)      (3,689,829)
                                     ------------     ------------
Total liabilities and
stockholders' deficit                 $1,430,722       $1,451,298
                                     ============     ============









            See Notes to Consolidated Financial Statements

United States Antimony Corporation and Subsidiary
Consolidated Statements of Operations for the three and nine-month periods ended September 30, 1997 and September 30, 1996


                                          Unaudited


                           Three Months Ended         Nine Months Ended
                              September 30,              September 30,

                                1997       1996          1997        1996
Revenues:
 Sales of antimony products  $1,083,361  $1,101,688  $3,386,667   $3,420,520
 Sales of gold and silver                   234,034                  666,685
                              ---------  ----------  ----------   ----------
Total Revenues                1,083,361   1,335,722   3,386,667    4,087,205
                              ---------  ----------  ----------   ----------

Cost of Production:
 Cost of antimony production    801,041   1,040,662   2,737,414    3,013,025
 Cost of gold and
  silver production                         285,308                  935,048
                              ---------   ----------  ---------   ----------
Total Cost of Production        801,041   1,325,970   2,737,414    3,948,073
                              ---------   ----------  ---------   ----------
Gross Profit                    282,320       9,752     649,253      139,132
                              ---------   ----------  ---------   ----------
Other operating expenses:
 Care and maintenance
  Yellow Jacket                  48,336                 157,949
  Exploration and evaluation     44,961                 123,253
  General and administrative     77,621      74,277     223,789     251,944
                                -------      ------     -------     -------
                                170,918      74,277     504,991     251,944
                                -------      ------     -------     -------
Other expenses (income):

  Gain on disposal of asset                                         (45,000)
  Gain from accounts
   payable adjustment                                   (37,386)
  Interest expense              79,251      57,504      227,980     197,451
  Interest income               (1,520)     (2,725)     (10,238)     (7,175)
  Other                        (17,949)                 (17,949)
                                59,782      54,779      162,407     145,276
                              ---------    --------   ----------   ---------
     Net income (loss)         $51,620   $(119,304)    $(18,145)  $(258,088)
                               ========   =========     ========    ========
     Net Income (loss)
     per share                   Nil       $(.01)           Nil      $(.03)
                               ========   =========     ========    ========
Weighted average common
 shares outstanding          13,065,434  12,543,399    12,952,997 12,281,496


                See Notes to Consolidated Financial Statements

United States Antimony Corporation and Subsidiary
Consolidated Statement of Cash Flows
for the three and nine-month periods ended
September 30, 1997 and September 30,1996

                                               Unaudited

                                      September 30,      September 30,
                                          1997               1996
Cash flows from operating activities:
     Net loss                           $(18,145)         $(258,088)
Adjustments to reconcile net income
to net cash provided by operations:
      Depreciation and amortization      122,331            155,626
      Gain on disposal of equipment                         (45,000)
      Issuance of common stock to
      directors as compensation                               5,063
      Gain on adjustment to
      accounts payable                   (37,386)
      Reservation for production costs    43,000
          Change in:
       Restricted cash                   (43,518)             4,598
       Accounts receivable                32,837             39,038
       Inventories                        (8,503)          (109,788)
       Prepaid expenses                   10,148             (6,578)
       Accounts payable                 (184,607)             7,973
       Accrued payroll and property
        taxes                             (9,510)           (25,884)
       Accrued payroll and other          (2,306)            (5,178)
       Judgments payable                  11,160            (11,214)
       Accrued interest payable           90,647             80,160
       Payable to related parties        (36,122)             2,319
       Accrued reclamation costs         (60,901)           (70,607)
                                        ---------          ---------
Net cash used in operating activities    (48,426)          (242,623)
                                        ---------          ---------
Cash flows from investing activities:
     Purchase of properties, plant and
      equipment                          (92,719)          (116,012)
     Sale of property                                        45,000
                                        ---------          ---------
Net cash used in investing activities    (92,719)           (71,012)
                                        ---------          ---------
Cash flows from financing activities:
     Payments on notes payable
      to bank (net)                      (58,057)           (51,289)
     Proceeds from note payable
      to bank, current                    43,814
     Proceeds from long-term bank debt                      238,297
     Payments to Bobby C. Hamilton       (58,537)           (49,922)
     Proceeds from sale of common stock  210,000            127,560
     Advances from bank overdraft          3,925             43,189
                                        ---------          ---------
Net cash provided by financing
 activities                              141,145            307,835
                                        ---------          ---------
Net decrease  in cash                       -0-              (5,800)
Cash, beginning of period                   -0-               5,800
                                        ---------          ---------
Cash, end of  period                      $ -0-              $ -0-
                                        =========          =========
Supplemental disclosures:
Cash paid during the nine-month
period for interest                     $137,333           $117,291
                                        --------           --------







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

3. Commitments and contingencies

Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product at the Preachers Cove mill, which is located nine miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. In 1996, the Company signed a consent decree with the Idaho Department of Environmental Quality relating to completing the reclamation and remediation at the Preachers Cove mill. The Company anticipates having the cleanup complete sometime in 1998.

On November 15, 1996, the Bureau of Land Management (BLM) notified the Company that it may be a responsible party as defined under CERCLA for hazardous substance release from uncontained mining tailings at a mining site near Pine Creek, Idaho. The Company was one of 13 companies that had received a similar notice.

In response to the notification the Company informed the BLM that it is neither a current or former owner of a site, has never been an operator, nor has it shipped hazardous substances or arranged for the disposal or treatment of hazardous substances in the Pine Creek area. Accordingly, the Company does not consider itself a potentially responsible party under CERCLA for the Pine Creek site.

On August 21, 1997, the Company received correspondence from the United States Environmental Protection Agency, Region 10, informing the Company that it will not recommend that the Company be added to the litigation involving contamination at the Pine Creek site.


ITEM 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

     General

Section 21E of the Securities Exchange Act of 1934 provides a "Safe Harbor" for forward-looking statements. Certain information included herein contains statements regarding management's expectations about future production and development activities as well as other capital spending, financing sources and effects of regulation. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to the market price of metals, production rates, production costs, availability of continued financing, and the Company's ability to remain a going concern. The Company cautions readers not to place undue reliance on any forward-looking statements, and such statements speak only as of the date made.

The Company's business is subject to various risk factors, some of which are discussed in the Company's report on Form 10KSB for the year ended December 31, 1996, in "Item 1. Description of Business" and in Notes to Consolidated Financial Statements, "2. Concentration of Risk:"

     Results of Operations, comparison of the nine and three-month periods ended September 30, 1997 and September 30, 1996

The Company's operations resulted in a net loss of $18,145 for the nine-month period and net income of $51,620 for the three-month period ended September 30, 1997, compared to net losses of $258,088 and $119,304 for the same respective periods in 1996. The increase in income is primarily due to increased gross profit in the antimony division and decreased general and administrative expenses.

Total revenues for the first nine months of 1997 were $3,386,667 compared with $4,087,205 for the comparable period in 1996, a decrease of $700,538. Total revenues during the third quarter of 1997 were $1,083,361 compared with $1,335,722 during the third quarter of 1996, a decrease of $252,361. The decrease in revenues during 1997 compared to 1996 was due to the absence of gold sales in 1997. Sales of antimony products during the first nine months of 1997 were $3,386,667 consisting of 2,346,336 pounds at an average sale price of $1.44 per pound. During the third quarter of 1997 sales of antimony products were $1,083,361 consisting of 774,829 pounds at an average sale price of $1.40 per pound. Sales of antimony products during the first nine months of 1996 were $3,420,520 consisting of 1,802,402 pounds at an average sale price of $1.90 per pound. During the third quarter of 1996 sales of antimony products were $1,101,688 consisting of 678,340 pounds at an average sale price of $1.62 per pound. The decrease in sale prices of antimony products from the comparable nine and three month periods in 1996 to those of 1997 is the result of a corresponding decrease in antimony metal prices. Gross profit from antimony sales during the first nine months of 1997 was $649,253, and $282,320 during the third quarter of 1997, compared with gross profit of $407,495 during the first nine months of 1996 and $61,026 during the third quarter of 1996. The increases in gross profit for the nine and three month periods ended September 30, 1997, compared to the same periods of 1996 are principally due to lower costs of antimony metal and increasing sales of antimony products with greater gross margins.

The Company reports 50% of total antimony sales made by HoltraChem and the Company. Accordingly, total sales of antimony products by both companies was $6,773,334 or 4,693,463 pounds during the first nine months of 1997 and 1,549,657 pounds during the third quarter of 1997. Substantially all of the antimony products sold were produced at the Company's plant in Thompson Falls, Montana.

ITEM 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition (Continued):

Sales of gold and silver totaled $666,685 during the first nine months of 1996 and $234,034 during the third quarter of 1996. Ounces of gold sold during the nine and three month periods ended September 30, 1996, were 1,726 and 631, respectively. Gross losses from the gold division were $268,363 and $51,274 for the nine and three month periods ended September 30, 1996, respectively.

In August of 1996 the Company discontinued mining operations at Yellow Jacket due to recurring operating losses, and placed the property on a care and maintenance basis. Concurrently, the Company began an underground exploration program in an effort to discover mineralized material that could be economically mined and processed. Costs related to the care and maintenance of Yellow Jacket were $157,949 and $48,336 for the nine and three month periods ended September 30, 1997, respectively. Costs related to exploration and evaluation were $123,253 and $44,961 for the nine and three month periods ended September 30, 1997, respectively.

General and administrative expenses decreased $28,155 during the first nine months of 1997 compared to the first nine months of 1996. The decrease in general and administrative costs n 1996 compared to 1997 was principally due to legal fees relating to the Company's USAMSA negotiations and increased professional and accounting fees related to the Company's annual audit of it's financial statements and efforts to regain compliance with the Securities and Exchange Commission incurred in 1996.

During the first nine months of 1996 the Company recognized a gain on the disposal of property of $45,000. There were no gains or losses on disposition of assets for the comparable period in 1997.

Interest expense was $227,980 and $79,251 for the nine and three month periods ended September 30, 1997, respectively, compared to $197,451 and $57,504 for the same periods in 1997. The increase was due to a increased borrowings from a bank in 1997.

Interest income was $10,238 and $1,520 for the nine and three month periods ended September 30, 1997, respectively, compared to $7,175 and $2,725 for the same periods in 1996. The increase in interest income was attributable to a corresponding increase in restricted cash held for reclamation purposes and restricted cash held for USAMSA development.

During the nine month period ended September 30, 1997 the Company realized a gain from an accounts payable adjustment of $37,386, there was no such gain during the comparable period of 1996. In addition, the Company realized other income of $17,949 during the three and nine month periods ended September 30, 1997. The other income was principally composed of proceeds from the sale of residual gold contained in carbon from the Preachers Cove mill, there were no similar sources of other income during the comparable periods of 1996.

ITEM 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition (Continued):

     Financial Condition and Liquidity

At September 30, 1997, Company assets totaled $1,430,722, and there was a stockholders' deficit of $3,492,911. The accumulated deficit increased
$18,145 from December 31, 1996 due to the net loss recognized from the Company's operations during the first nine months of 1997. In order to continue as a going concern, the Company is dependent upon (1) the planned conversion of certain debt and accrued interest to equity (2) profitable operations from the antimony division, (3) additional equity financing, and
(4) continued availability of bank financing. Without such debt conversions and additional financing, the Company may not be able to meet its obligations, fund operations and continue in existence. There can be no assurance that management will be successful in its plans to improve the financial condition of the Company.

Cash consumed by operating activities during the first nine months of 1997 was $48,426 compared to $242,623 during the same period in 1996. The decrease related primarily to decreased operating losses during 1997 as compared to
the same period in 1996.   Investing activities consumed $92,719 during the
first nine months of 1997 and resulted from the Company's investment in domestic and Mexican (USAMSA) antimony processing equipment and buildings. Cash provided by investing activities during the nine months ended September 30, 1996, consisted of $45,000 from the disposal of property. Purchases of property plant and equipment in the antimony division consumed $116,012 of cash during the first nine months of 1996.

Proceeds of $210,000 were generated through stock sales during the first nine months of 1997 compared with $127,560 from sales of common stock during the comparable period of 1996.

Borrowings of $238,297 pursuant to a five-year note payable provided additional cash during the third quarter of 1996, similar short term borrowings from a bank provided $43,814 during the third quarter of 1997. Cash used by financing activities totaled $116,594 during the first nine months of 1997 compared with $101,211 during the comparable period of 1996.
In both periods cash used by financing activities consisted of payments on notes to a bank and Bobby C. Hamilton. Advances in the form of bank overdrafts was $3,925 during the first nine months of 1997 and $43,189 during the nine-month period ended September 30, 1996.
Significant financial commitments for future periods will include:

 Providing $5,000 per month for a "sinking fund" to pay defaulted debentures and accrued interest, which are not ultimately converted.

 Servicing borrowings from the bank.

 Servicing the Hamilton note payable at a minimum of $150,000 annually.

 Keeping current on payroll tax liabilities and accounts payable.

 Fulfilling its responsibilities with environmental regulatory and financial reporting agencies.

ITEM 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition (Continued):

 Annual care and maintenance costs at the Yellow Jacket mine.

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

In 1997, $210,000 was generated through sales of shares of unregistered common stock to existing stockholders, directors, and others to help finance operations and develop the Company's interests in USAMSA. In the fourth quarter of 1996, the Company sought and obtained sponsorship to list the Company's stock on NASD's Electronic Bulletin Board trading exchange.

While the Company has yet to sign a definitive agreement relating to its investment in USAMSA, it continues to expend cash in the development of Mexican antimony operations. The Company hopes that additional financial resources will be available from these operations once the finalization of the Company's interest is complete and antimony production from USAMSA begins.

On October 3rd, 1997, the Company held its first annual shareholders' meeting since 1989. During this meeting the Company's directors were elected to serve for another annual term and a proposal to convert certain director and debenture holder debt into convertible Series C Preferred Stock was approved. The Company's managementintends to proceed with the proposal to debt holders to convert their debts into Series C Preferred Stock and improve the financial position of the Company.

PART I I - OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are omitted from this report as inapplicable.

ITEM 6. Exhibits and Reports on Form 8-K


Exhibit No.             Item                        Dated
10.27          Letter from Environmental       August 21, 1997
               Protection Agency, Region 10

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 UNITED STATES ANTIMONY CORPORATION
                            (Registrant)



           By:/s/ John C. Lawrence Date: November 12, 1997
              John C. Lawrence, Director and President
          (Principal Executive, Financial and Accounting
                              Officer)