Form 10KSB/A
period 1997-12-31
UNITED STATES ANTIMONY CORP
filed 1998-04-14
CIK 101538

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-KSB

(Mark One)

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                  1934

              For the fiscal year ended December 31, 1997

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934

                      For the transition period__ to__


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

Yes [X]   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $4,309,101

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $2,056,142 as of March 31, 1998.

At March 31, 1998, the registrant had outstanding 13,265,434 shares of par value $.01 common stock.

                  TABLE OF CONTENTS

                         PART I

ITEM 1.     DESCRIPTION OF BUSINESS                                   1
          General                                                     1
          Summary                                                     1
          Antimony Division                                           2
          Gold Division                                               3
          Environmental Matters                                       4
          Marketing                                                   5
          Mining Industry and Metal Prices                            5
          Other                                                       6

ITEM 2.     DESCRIPTION OF PROPERTIES                                 7

          Antimony Division                                           7
          Gold Division                                               7

ITEM 3.     LEGAL PROCEEDINGS                                         8

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                          10


                         PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                   10

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATIONS                                                11

ITEM 7.     FINANCIAL STATEMENTS                                      F1-F29

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                       14


                           PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT                                                        14

ITEM 10.    EXECUTIVE COMPENSATION                                     15

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                 16

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             16

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                           17

            SIGNATURES                                                 18

                       PART I

Item 1.  Description of Business

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

Summary

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

In years prior to the fire, the Company had been a reporting entity subject to the requirements of Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company had timely filed all reports required by the Exchange Act through September 30, 1990, when it filed its Form 10-Q for that quarter. Subsequent to that time, due to the destruction of records in December 1990 and the poor financial condition of the Company, no other required filings were made until filing of the Company's Form 10-KSB for the year ended December 31, 1995 and the subsequent Form 10-QSBs for each of the quarters in the year ended December 31, 1996.

The Company has been able to avoid bankruptcy and a termination of operations through borrowings from stockholders and directors, common stock sales, lack of creditor action and net income produced from operations in 1994 and 1995. There can be no assurance, however, that the Company will be able to continue to meet its obligations and continue in existence as a going concern (see Note 1 to the consolidated financial statements).

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

The Company currently is pursuing the acquisition of a 50% interest in United States Antimony, Mexico S.A. de C.V. ("USAMSA") to mine, mill and produce antimony metal and other products from the Mexican states of Zacatecas, Coahuila, Sonora, Queretaro and Oaxaca to be sent to Thompson Falls, Montana for processing. From refined antimony metal, the Company produces four antimony oxide products of different particle size using proprietary furnace technology and several grades of sodium antimonate using hydrometallurgical techniques. Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper. Sodium antimonate is primarily used as a fining agent for glass in cathode ray tubes used in computer monitors and television bulbs and as a flame retardant. On September 1, 1991, the Company entered into an agreement with HoltraChem, Inc. ("HoltraChem") whereby the Company processes raw material purchased by HoltraChem into finished antimony products. The Company then delivers the finished products to HoltraChem for sale, and share in the profits or losses from sales with HoltraChem on a 50/50 basis.

On July 1, 1995, the Company and HoltraChem terminated the 1991 agreement and entered into an Inventory and Sales Agreement and a Processing Agreement. These agreements gave rise to the creation of a wholly owned subsidiary, United States Antimony Corporation-Montana ("USAM"), that participates with HoltraChem and its subsidiary, HoltraChem-Montana, Inc. ("HCMI"), in the processing and sale of antimony products. While the agreements still provide for the sharing of profits or losses from sales, after deduction of certain costs, on a 50/50 basis, they also require the Company to fund and own 50% of the antimony inventory up to $750,000. The Company funds the acquisition of 50% of the antimony inventory through the contribution of 50% of the Company's share of profits. USAM also receives a processing fee from HoltraChem for the finished antimony inventory. In consideration of the Company's financial participation in carrying raw material and antimony inventory, HoltraChem agreed to provide additional marketing efforts in an attempt to increase product sales to 10 million pounds of antimony products per year. The agreements expire on December 31, 1999.

For the year ended December 31, 1997, the Company, through its relationship with HCMI, sold 3,037,369 pounds of antimony products generating approximately $4.3 million in revenues. During 1996, the Company, through its relationship with HCMI, sold 2,333,321 pounds of antimony products, which generated approximately $4.2 million in revenues. The Company reports 50% of total sales made with HCMI. The Company's products are sold to various customers throughout the United States. During 1997 and 1996, 14% and 22%, respectively, of the Company's antimony sales were made to one customer.

Gold Division

Yankee Fork Mining District

Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product at the Preachers Cove mill, which is located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River. The Preachers Cove mill has been dismantled and the site is undergoing environmental remediation pursuant to an Idaho Department of Environmental Quality consent decree request. See "Environmental Matters."

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

On February 19, 1988, the Company obtained an assignment from Geosearch of all of its rights, title and interest in and to the lease agreement dated July 8, 1987 by and between Yellow Jacket Mines, Inc., the Company and Geosearch. In consideration of the assignment of the lease, the Company agreed to conduct certain exploration activities and to provide a preliminary mining plan which, if justified, would result in applications for permitting and bonding for a mine and mill with the state of Idaho, the U.S. Forest Service and other agencies. The Company also agreed to pay Geosearch a 12.5% net operating profits interest until the Company recovered its full investment in the property, and thereafter, Geosearch would receive a 15% net operating profits interest. USAC currently pays Geosearch a minimum monthly payment of $1,000 during the months of January through April of each year, if operations are closed due to weather, and $2,000 per month for the months of May through December of each year. After the mill was built at the Yellow Jacket mine in 1990, the Company paid Geosearch $25,000 per year in staggered installments, with all payments accumulated and credited against the net operating profits due Geosearch. Net operating profits and guaranteed minimum payments paid to Geosearch apply to a $600,000 purchase price after which the Company will not be obligated to make any further payments to Geosearch.

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

On July 7, 1990, the Company entered into a mining venture agreement with BumbleBee, Inc. ("BumbleBee"), a company controlled by Bobby C. Hamilton ("Hamilton"), a stockholder and creditor of the Company, to explore, develop and operate the Yellow Jacket property. Pursuant to the agreement, the Company became the venture manager and had a 60% net profits interest. The Company contributed the lease on the mining property and the use of its mine and mill equipment. BumbleBee made an initial contribution of $500,000 for its 40% net profits interest. The Company began the production of gold bullion by trucking the concentrate to the Preachers Cove cyanide leach plant. Later in 1993, gold concentrates were shipped to a smelter in British Columbia, Canada, operated by Cominco Metals, a division of Cominco, Ltd. ("Cominco"). The operation never reached operating capacity due to the problems of storing tailings and the lack of adequate operating capital. After several years of continuing losses, the Yellow Jacket mine was put on a care-and-maintenance status in 1996.

Due to disappointing operating results and low metal prices, the Company determined that without sufficient operating capital, the Yellow Jacket reserves were not economical to mine. Therefore, during the fourth quarter of 1996, the Company's remaining carrying value of the property of $463,057 was written off. Also, property with a carrying value of $85,735 was also written off. The Company is continuing an exploration program to identify additional underground reserves. If ongoing exploration efforts are unsuccessful and a decision is made to permanently close the property, an accrual for closure costs will be necessary.

During the year ended December 31, 1996, the Company sold 2,190 ounces of gold and 1,317 ounces of silver which generated $850,518 of revenues.

During 1997, the Company realized $15,692 from gold recovered in the leach circuits of discontinued milling operations.

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

Environmental Matters

The exploration, development and production programs conducted in the United States are subject to local, state and federal regulations regarding environmental protection. Certain of the Company's mining and production activities are conducted on public lands. The USDA Forest Service extensively regulates mining operations conducted in National Forests. Department of Interior regulations cover mining operations carried out on most other public lands. All operations by the Company involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by federal, state and local governmental authorities. The Company may be required to prepare and present to such authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. Any changes to the Company's reclamation and remediation plans which may be required due to changes in federal regulations could have an adverse effect on the Company's operations.

In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA) designated the Company's cyanide leach plant at the Preachers Cove mill, which is located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River, as a contaminated site requiring cleanup of the cyanide solution. The Company has been reclaiming the property and, as of December 31, 1997 the cyanide solution discharge was complete and the mill has been removed. The Company anticipates having the cyanide leach residue containment completely finished by 1999. In 1996, the Idaho Department of Environmental Quality requested the Company sign a consent decree related to completing the reclamation and remediation at the Preachers Cove mill, which the Company signed in December 1996.

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

Marketing

Gold and silver concentrates from the Yellow Jacket mine are marketed directly to a smelter at Trail, British Columbia operated by Cominco. There are several other smelters that could purchase and process the concentrates. If the Company was unable to sell its concentrate to its present vendor, the Company believes the loss of this vendor would not have a material adverse impact on the Company's operations.

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

Mining Industry and Metals Prices

The operating results of the Company have been and will continue to be directly related to the market prices of antimony metal and gold, which have fluctuated widely in recent years. The volatility of such prices is illustrated by the following table which sets forth certain high, low and average prices of antimony metal per pound and gold per troy ounce as reported by sources deemed reliable by the Company.

Antimony metal prices reflect New York dealer quotes, while gold prices are Handy & Harmon quotes as reported in Metals Week for the periods indicated.


               Year                                   Average
               1997                                 $    0.93
Antimony       1996                                      1.60
Metal          1995                                      2.28
               1994                                      1.78
               1993                                      0.77
               1992                                      0.79
               1991                                      0.83




      Year               High         Low               Average
      1997              $370.00      $282.50            $331.10
Gold  1996               415.00       367.00             387.70
      1995               395.40       371.20             384.00
      1994               396.25       369.65             382.95
      1993               405.60       326.10             365.85
      1992               359.60       330.35             344.98
      1991               403.00       344.25             373.63


The range of sales prices by HCMI for antimony oxide (per pound) was as follows for the periods indicated:




          Year               High          Low           Average
          1997              $5.75         $0.98         $1.41
Antimony  1996               4.50          1.53          1.86
Oxide     1995               3.12          0.89          2.56
          1994               2.75          0.98          1.83
          1993               1.11          1.02          1.04
          1992               1.20          2.09          1.09
          1991               1.05          1.19          1.13

Metals prices are determined by a number of variables over which the Company has no control. These include the availability and price of imported metals; the quantity of new metal supply; industrial, commercial and investor demand; the level of, and expectations regarding, interest rates and the rate of inflation; political considerations; prices of other commodities; and speculation. If metal prices decline and continue to remain depressed, the Company's operations may be adversely affected.

Other

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

Employees

As of March 31, 1998, the Company and its wholly-owned subsidiary employed 30 people, which number may adjust seasonally. None of the Company's employees are covered by collective bargaining agreements.


Item 2.  Description of Properties

Antimony Division

The Registrant's principal plant and mine are located in the Burns Mining District, Sanders County, Montana, approximately 15 miles west of Thompson Falls, Montana. The Registrant holds 2 patented mill sites and 12 patented lode mining claims. The lode claims are contiguous within two groups.

Antimony mining and milling operations were curtailed during 1983 due to continued declines in the price of antimony. Through its arrangement with HoltraChem, the Company is currently purchasing foreign raw antimony materials and continues to produce antimony metal, oxide and sodium antimonate from its antimony processing facility near Thompson Falls, Montana.

Gold Division

Yankee Fork Mining District

Estes Mountain

The Estes Mountain properties consist of 2 patented lode mining claims in the Yankee Fork Mining District of Custer County, Idaho. These claims are located approximately 12 miles from the Company's former Preachers Cove Mill.

Preachers Cove Millsite

The Company had a 150-ton per day gravity and flotation mill located approximately 50 miles west of Challis, Idaho and 19 miles northeast of Stanley, Idaho on the Yankee Fork of the Salmon River at Preachers Cove. The mill also had a cyanide leach plant for the processing of concentrates into dor&eacute; bullion. The plant has been dismantled and the property is being reclaimed.

Yellow Jacket Mining District

The Yellow Jacket properties consist of 12 patented and 60 unpatented lode mining claims located in the Yellow Jacket Mining District of Lemhi County, Idaho, approximately 70 miles southwest of Salmon, Idaho. The gold mineralization is in quartz breccia zones that extend for more than 10,000 feet. The Company has produced 13,420 ounces of gold through December 31, 1997 from the property and is currently exploring underground for additional reserves.

The Company's mineral resource at the Yellow Jacket mine, as determined by Western Gold Exploration and Mining Company in July 1989, was as follows:

                                                               Contained
               Diluted Tonnage          Diluted Grade          Gold Ounces
               ---------------          -------------          -----------
Drill indicated        238,898              0.1406               33,589
Geologically probable   73,379              0.1048                7,690
               ---------------          -------------          -----------
                       312,277                                   41,279
               ===============                                 ===========

In 1996, Company personnel determined that the existing mineral resource was not economical to mine without additional operating capital and at current metals prices. Accordingly, production operations at the Yellow Jacket mine were suspended and the mine placed on a care-and-maintenance status. In connection with the suspension of operations, the Company wrote off $463,057 of the unamortized net profits interest purchased in 1995. Additionally, property with a carrying value of $85,735 was written off.

The Company is currently reopening a tunnel to establish a continuation of the mineralization below the main Yellow Jacket pit ("Fault Offset"). The Company renewed its lease on the Continental-Columbia property in October of 1996 and subsequently canceled the lease in 1997.

Item 3.  Legal Proceedings

Excel-Minerals Co., Inc.

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

The settlement agreement provided for the issuance of 1,666,667 shares of Series B preferred stock to Excel and Hamilton in amounts proportionate to their respective interests in the judgment. Accordingly, Excel received 750,000 shares of Series B preferred stock and Hamilton received 916,667 shares to be held as collateral for indebtedness due him. The preferred stock was convertible into common stock at 1:1 on or before December 31, 1995 and earned an annual dividend of $.01 per share. None of the preferred stock was converted prior to December 31, 1995.

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

On November 15, 1995, the action was settled, and the obligation to Hamilton was determined to be $1,800,000, which included $500,000 for the purchase of Hamilton's 40% net profits interest in the Yellow Jacket mine. The unsecured debt accrues interest at 7.5%, is payable from 10% of the Company's gross sales from all operations and requires a minimum payment of $150,000 annually, including interest. The settlement agreement released all security interests Hamilton had in the Company's real and personal properties, recovered 916,667 shares of Series B preferred stock and two patented mining claims held by him as security and terminated the Yellow Jacket venture agreement with BumbleBee. The settlement agreement also extinguished all previous stock price guarantees to Hamilton and caused his surrender of 150,000 shares of the Company's common stock back to the Company. In connection with the settlement, the Company canceled warrants granted to Hamilton to purchase 500,000 shares of common stock at $.25 per share and issued Hamilton 500,000 shares of the Company's unregistered common stock in connection with the purchase of his 40% net profits interest in the Yellow Jacket property.

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


Item 4.  Submission of Matters to a Vote of Security Holders

On October 3, 1997, the registrant held its annual meeting of stockholders. At the meeting, directors were elected to hold office until the 1998 annual meeting of stockholders as follows:

 Directors:                For          Against  Abstained

 John C. Lawrence        9,955,724      13,250     25,921
 Walter L. Maguire, Sr.  6,927,634      18,100     28,441
 Robert A. Rice          6,933,779      13,150     28,421

The second matter voted on at the annual meeting held October 3, 1997, was the approval of a proposal made to the holders of subordinated convertible and convertible debentures and other debt holders to convert the unpaid principal balance and accrued interest due on their debts into Series C convertible preferred stock. The proposal was approved with 6,309,466 votes cast for, 25,251 vote cast against and 64,637 votes abstaining.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

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

                                                    High       Low
                                1997
                            First Quarter           $0.875     $0.25
                            Second Quarter           0.56       0.28
                            Third Quarter            0.50       0.18
                            Fourth Quarter           0.25       0.15

                                1996
                            First Quarter           $0.625     $0.25
                            Second Quarter           0.50       0.125
                            Third Quarter            0.25       0.0625
                            Fourth Quarter           0.50       0.25



The approximate number of record holders of the Registrant's common stock at December 31, 1997 is 2,766.

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

Results of Operations

The Company's operations resulted in net income of $662,774 in 1997 or $.05 per share compared to a net loss of $1,014,995 or $0.08 per share in 1996.
The net income in 1997 was primarily due to a gain recognized on the conversion of certain debts to Series C preferred stock. The net loss in 1996 was primarily due to lower gross profits from the antimony division, write-down of the Yellow Jacket property and equipment and accrual of related reclamation costs.

Total revenues during 1997 were $4,309,101 compared to $5,010,913 in 1996. The decrease of $701,812 is primarily attributable to decreased sales of gold and lower antimony prices during 1997. Sales of antimony products in 1997 were $4,293,409 consisting of 3,037,369 pounds at an average sales price of $1.41 per pound. Sales of antimony products in 1996 were $4,160,395, consisting of 2,333,321 pounds at an average sales price of $1.78 per pound. Gross profit from antimony product sales was $792,999 in 1997, or 18% of sales, compared to $503,903 in 1996, or 12% of sales. The increase in gross profit is primarily due to increased sales of antimony products with higher gross profit margins. The Company reports 50% of total antimony sales made by HoltraChem and the Company. Accordingly, total sales of antimony products by both companies was $8,586,817 or 6,074,737 pounds in 1997 and $8,320,790 or 4,666,642 pounds in
1996. In both years, almost all of the antimony products sold were produced at the Company's plant near Thompson Falls, Montana.

Currently, the price of antimony metal has been relatively stable at approximately $1,550-$1,650 per metric ton. The Company believes that the gross profit from anticipated sales of antimony products at current antimony metal prices will enable the Company to operate its antimony division profitably in 1998.

Sales of gold and silver were $15,692 in 1997, and resulted from processing gold bearing concentrates recovered from the Company's discontinued milling operation.

Sales of gold and silver totaled $850,518 in 1996 and consisted of 2,190 ounces of gold and 1,317 ounces of silver. During 1997 the Yellow Jacket mine was closed and underground exploration and care-and-maintenance costs of $188,361 and $232,428, respectively, were incurred during the year. Yellow Jacket's operating loss, excluding the allocation of any general and administrative expenses, was $325,190 during 1996.

In 1997, the Company accrued additional estimated costs of $202,234 to its reclamation liabilities as a result of management's updated analysis of costs required to fully reclaim the Company's antimony processing site and Preacher's Cove millsite.

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

General and administrative expenses decreased from $333,303 in 1996 to $244,553 in 1997, a decrease of $88,750 or approximately 27%. The decrease in 1997 compared to 1996 was principally due to decreased professional fees that were incurred during 1996 related to the Company's efforts to regain compliance with Securities and Exchange Commission ("SEC") reporting regulations.

In 1996, the Company recognized a gain on the disposal of fully depreciated assets of $45,000. No such gain was recognized during 1997, as no assets were disposed of. Interest expense decreased from $284,927 in 1996 to $203,635 in 1997. The decrease in interest expense directly related to the conversion of certain debenture and director debts to Series C preferred stock during
1997.   Interest and other income was $14,427 in 1997 and $10,680 in 1996. The increase in interest income during 1997 was primarily due to increases in the Company's restricted cash balances.

Financial Condition and Liquidity

At December 31, 1997, Company assets totaled $1,302,297, and there was a stockholders' deficit of $2,325,642. The stockholders' deficit decreased $1,364,187 from the prior year, primarily due to the conversion of certain debts of the Company into Series C preferred stock. In order to continue as a going concern, the Company is dependent upon (1) profitable operations from the antimony division, (2) additional equity financing, and (3) continued availability of bank financing. Without such debt conversions and additional financing, the Company may not be able to meet its obligations, fund operations and continue in existence. There can be no assurance that management will be successful in its plans to improve the financial condition of the Company.

Cash used in operations during 1996 was $211,487 compared to cash provided by operations of $40,409 in 1997. The change in cash used in operations in 1996 to cash provided by operations in 1997 was primarily due to an increase in gross profit from sales of antimony products during 1997 as compared to 1996.

Investing activities used $137,036 of cash in 1997 compared with $84,576 in 1996. Cash used in investing activities related exclusively to purchases of property, plant and equipment, primarily for the antimony division. Financing activities provided $290,263 in 1996 and $96,627 in 1997.

Cash from financing activities relates principally to cash received from common stock sales and bank financing. During 1997, the Company borrowed $30,437 pursuant to a one-year note payable and renewed two line-of-credit agreements totaling $125,000, with a bank. The borrowings paid certain current obligations of the Company and funded operating activities.

Significant financial commitments for future periods will include:

   . Providing $5,000 per month for a "sinking fund" to pay converted debentures, related accrued interest.

   . Servicing borrowings from the bank.

   . Servicing the Hamilton note payable at a minimum of $150,000 annually (see Note 10 to the consolidated financial statements).

   . Keeping current on property, payroll, and income tax liabilities and accounts payable.

   . Fulfilling responsibilities with environmental, labor safety and securities regulatory agencies.

   . Paying annual care-and-maintenance costs at the Yellow Jacket mine.

   . Funding minimum annual royalty payments to Geosearch and Yellow Jacket, Inc.

   . Providing funding of the Company's antimony inventory from antimony profits when the Company's share of antimony inventory amounts to $750,000 or more or when its share of inventory is less than 50% of total inventory.

In 1996 the Yellow Jacket operation was put on a care-and-maintenance basis after a long history of operating losses. During 1996 the Yellow Jacket lost $325,190 from its partial year of operation. In 1997 Yellow Jacket consumed a total of $420,789 in care-and-maintenance and exploration costs. It is expected that the final results of exploration will be known during 1998, at which time the Company will either resume operations at the facility or proceed with its closure. If the Yellow Jacket is closed, exploration costs will cease and economic resources may be generated from the disposal of equipment.

In 1997, $210,000 was generated through sales of 420,000 shares of unregistered common stock and common stock purchase warrants to a director and others to help finance and fund operations. In 1998, 160,000 additional unregistered common stock shares and common stock purchase warrants were sold to a director for $40,000.

On February 21, 1996, a proposal was submitted to the holders of defaulted convertible and subordinated convertible debentures and holders of related-party debt offering an opportunity to convert their debenture principal and accrued interest into common stock of the Company. On August 8, 1996, the proposal was revised to offer debenture and other debt holders conversion rights into a Series C preferred stock that would be convertible into common stock of the Company. The proposal, which was subject to shareholder ratification, offered to issue one share of convertible Series C preferred stock for each $.55 of defaulted principal and accrued interest to December 31, 1996 associated with both classes of debentures. On October 3, 1997, at the Company's annual meeting of shareholders, the August 8, 1996 proposal to debt holders was ratified.

On November 21, 1997, the Company submitted the final Offer to Purchase All of the Issued and Outstanding Ten Percent (10%) Subordinated Convertible Debentures and Ten Percent (10%) Convertible Debentures of United States Antimony Corporation (the "Offer") to debenture holders.

Acceptance of the Offer required conversion of 100% of the defaulted principal and at least 70% of the accrued interest on the debentures as of December 31, 1996.

Tendering debenture holders had the option of:

     (i) receiving a pro rata portion of quarterly cash payments for up to 30% of accrued interest on tendered debentures from a $5,000 monthly "sinking fund" to be established by the Company, or

     (ii) converting all or a portion of such accrued interest into Series C shares and receiving warrants to purchase common stock of the Company for each $0.55 of accrued interest which was converted to Series C shares in excess of the 70% threshold.

Pursuant to the Offer, tenders of debentures could be withdrawn at any time prior to the December 31, 1997 expiration date.

The terms of the Offer included that the Company would purchase, convert and pay for (by issuance of Series C shares and warrants, as applicable) all debentures and debts validly tendered. Unless the Company failed to issue the Series C shares and/or warrants upon surrender of debentures, any debentures properly tendered pursuant to the Offer and accepted for conversion would cease to accrue interest after December 31, 1996. Any debentures not surrendered in the Offer (or surrendered or withdrawn prior to the expiration date) would remain defaulted obligations of the Company.

As a result of the Offer, debentures, director debts, accounts payable and accrued interest thereon, totaling $1,408,419 were converted into 2,560,762 Series C preferred shares and 249,356 commons stock purchase warrants of the Company as of December 31, 1997.


Item 7.     Financial Statements

The consolidated financial statements of the registrant are included herein on pages F-1 to F-29.





Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with
                    Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers are as follows:

                                         Affiliation
          Name             Age         with Registrant     Expiration of Term

 John C. Lawrence          59          President, Director     Annual meeting
 Robert A. Rice            73          Director                Annual meeting
 Walter L. Maguire, Sr.    76          Director                Annual meeting

The Company is not aware of involvement in any legal proceedings by its directors or executive officers during the past five years that are material to an evaluation of the ability or integrity of such director or executive officer.

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

Walter L. Maguire, Sr. Mr. Maguire is a resident of Keller, Virginia. He is a 1943 graduate of Yale University and a 1948 graduate of Columbia School of Business with an MBA degree. His past business experience includes natural resource exploration and development, securities and underwriting, real estate development and plastics research. He is the president of The Maguire Foundation, a private passive foundation and has been a Director of the Company since February 1989.

The Registrant does not have standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions, but does, however, have a financial committee to monitor the Company's financial activities.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of the Company's common stock are required by the regulation to furnish the Company with copies of all Section 16(a) forms they have filed.

Based on information received by the Company, Messrs. Lawrence, Rice, Maguire, Sr., and Maguire, Jr., did not timely file a Form 4 upon receipt of annual stock compensation as directors of the Company.

Item 10.  Executive Compensation

Summary compensation for the Company's principal executive officer is as follows:


                                  Annual Compensation                 Long-Term Compensation
                                  ---------------------------------   ------------------------------------------------
                                                                      Awards       Payouts
                                                                      ----------   -----------------------------------
                                                                                   Securities
                                                    Other             Restricted   Underlying
      Name and                                      Annual            Stock        Options/     LTIP      All Other
      Principal Position   Year   Salary    Bonus   Compensation(1)   Awards       SARs         Payouts   Compensation
      -------------------  ----   -------   -----   ---------------   ----------   ----------   -------   ------------
      John C. Lawrence,    1997   $72,000               $ 4,154          None         None       None         None
        President          1996    72,000                 4,154
                           1995    53,402                 3,080

      (1) Represents earned but unused vacation.



Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a)          Security Ownership of Certain Beneficial Owners:

   As of the close of business on March 31, 1998, the following persons own beneficially more than 5% of the outstanding voting securities of the
   Company:



                   Name and Address of   Amount and Nature of    Percent of
Title of Class     Beneficial Owner     Beneficial Ownership     Class(1)
--------------    -------------------   --------------------    ----------
Common stock    The Maguire Family and
                related entities as a group      2,167,917(2)        15
                c/o Walter L. Maguire, Sr.
                P.O. Box 129
                Keller, VA  23401

Common stock    John C. Lawrence and related    1,220,271(3)          9
                family members
                P.O. Box 643
                Thompson Falls, MT 59873

Common stock    The Dugan Family                1,735,942(4)          12
                c/o A. W. Dugan
                1415 Louisiana Street, Suite 3100
                Houston, TX 77002

Preferred
Series A        A. Gordon Clark, Jr.                4,500(5)          100
stock           2 Musket Trait
                Simsbury, CT 06070

Preferred
Series C        John C. Lawrence                1,448,567(5)           57
stock           P.O. Box 643
                Thompson Falls, MT 59873

(1) Percent of ownership is based upon 14,284,790 shares of common stock and exercisable warrants, 4,500 shares of Series A preferred stock, and 2,560,762 shares of Series C preferred stock outstanding at March 31, 1998.

(2) Includes 310,000 warrants to purchase common stock.

(3) Includes 155,810 warrants to purchase common stock.

(4) Includes 200,000 warrants to purchase common stock.

(5) The outstanding Series A and C preferred shares carry voting rights for the election of directors.

(b)          Security Ownership of Management:

                                                  Amount of         Percent of
 Title of Class    Name of Beneficial Owner   Beneficial Ownership  Class (1)
---------------    ------------------------   --------------------  -----------
Common stock          Walter L. Maguire, Sr.       1,940,362(6)         14
Common stock          John C. Lawrence             1,145,271(7)          8
Common stock          Robert A. Rice                 113,351(8)          1

Series C preferred    Walter L. Maguire, Sr.          49,091(9)          2
Series C preferred    John C. Lawrence             1,448,567(9)         57
Series C preferred    Robert A. Rice                  62,643(9)          3

(6) Does not include 219,555 shares owned by Walter L. Maguire, Jr., son of Walter L. Maguire, Sr. or 8,000 shares and warrants owned by the Helen A. Maguire - Mueller Trust.

(7) Does not include 75,000 shares owned by family members of John C.
Lawrence.

(8) Includes 3,101 warrants to purchase common stock

(9) Series C preferred shares are convertible into common shares on a one-for-one basis.

Item 12.  Certain Relationships and Related Transactions

See Notes 7, 9, 10, 11, 12 and 15 to the consolidated financial statements included herein.

Item 13.  Exhibits and Reports on Form 8-K

Documents filed with this report:


   Exhibit No.            Item                       Dated
--------------      -------------                    -----
     10.28        Warrant Agreements                Various

      21          List of subsidiaries                N/A

      27          Financial Data Schedule             N/A

Documents filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995:

    Exhibit No.           Item                       Dated
---------------     ---------------                  -----
     3.1         Articles of Incorporation -
                 United States Antimony
                 Corporation-Montana                 August 18, 1995

     10.10     Yellow Jacket Venture Agreement          July 7, 1990
     10.11     Agreement Between Excel-Mineral
               Company and Bobby C.Hamilton          August 29, 1991
     10.12     Letter Agreement                    September 1, 1991
     10.13     Columbia-Continental Lease
               Agreement Revision                      April 3, 1993
     10.14     Settlement Agreement with
               Excel Mineral Company                       July 1993
     10.15     Memorandum Agreement                        July 1993
     10.16     Termination Agreement              September 12, 1993
     10.17     Amendment to Assignment of
               Lease (Geosearch)                   September 9, 1994
     10.18     Series B Stock Certificate to
               Excel-Mineral Company, Inc.         December 25, 1993
     10.19     Division Order and Purchase
               and Sale Agreement                     March 27, 1995
     10.20     Inventory and Sales Agreement         January 1, 1995
     10.21     Processing Agreement                     July 1, 1995
     10.22     Release and settlement agreement
               between Bobby C. Hamilton and
               United States Antimony Corporation  November 15, 1995
     10.23     Columbia-Continental Lease
               Agreement                          September 27, 1996
     10.24     Release of Judgment                 February 28, 1996
     10.25     Covenant Not to Execute                 July 30, 1990
     99.1      CERCLA Letter from U.S.
               Forest Service                      February 11, 1994

Documents filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and Form 10QSB for the period ended September 31, 1997:
          Exhibit No.          Item                    Dated
          ----------           ----                    ------

     10.26      Warrant Agreements                      Various
     10.27      Letter from EPA, Region 10            August 21, 1997



There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

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


By:  /s/ John C. Lawrence          Date:     April 14, 1998
     --------------------                    --------------
     John C. Lawrence, Director and President
     (Principal Executive, Financial and Accounting
     Officer)


By:  /s/ Walter L. Maguire, Sr.     Date:     April 14, 1998
     --------------------------               --------------
     Walter L. Maguire, Sr., Director


By:  /s/ Robert A. Rice             Date:     April 14, 1998
     ------------------                       --------------
     Robert A. Rice, Director

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non-Reporting Issuers.

On September 2, 1997, the Company filed Schedule 14A, giving notice of the annual meeting of Shareholders to be held October 3rd, 1997, a copy of the filing is attached as an exhibit hereto.

Report of Independent Accountant



The Board of Directors and Stockholders of
    United States Antimony Corporation

I have audited the consolidated balance sheets of United States Antimony Corporation and subsidiary as of December 31, 1997 and the related consolidated statements of income, changes in stockholders' deficit and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and subsidiary as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

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

     /s/JEFFREY R. MAICHEL, CPA


Spokane, Washington
April 14, 1998

Report of Independent Accountants



The Board of Directors and Stockholders of
  United States Antimony Corporation

We have audited the consolidated balance sheet of United States Antimony Corporation and subsidiary as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsib ility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and subsidiary as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

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


/s/COOPERS & LYBRAND L.L.P.

Spokane, Washington
April 14, 1998

United States Antimony Corporation and Subsidiary
Consolidated Balance Sheets
December 31, 1997 and 1996




                                       1997                   1996

ASSETS

Current assets:

Restricted cash                        $15,280
Accounts receivable                                         $33,837
Inventories                            463,282              556,249
Prepaid expenses                         7,727               21,085
                                       -------              -------
Total current assets                   486,289              611,171
Properties, plants and
equipment, net                         637,022              670,081
Restricted cash, reclamation bonds     178,986              170,046
                                       -------              -------
Total assets                        $1,302,297           $1,451,298
                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Checks issued and payable              $42,384              $29,491
Accounts payable                       125,082              306,636
Accrued payroll and property taxes     118,801               93,454
Accrued payroll and other               43,707               39,823
Judgments payable                      142,937              131,764
Accrued interest payable               320,287              792,240
Payable to related parties              31,707              644,752
Notes payable to bank                  177,079              125,397
Note payable to Bobby C. Hamilton,
current                                 27,626               20,494
Debentures payable                     335,000              650,000
Accrued reclamation costs, current     216,700              100,000
                                       -------              -------
Total current liabilities            1,581,310            2,934,051

Notes payable to bank, noncurrent       90,269              185,607
Note payable to Bobby C. Hamilton,
noncurrent                           1,616,516            1,706,257
Accrued reclamation costs,
noncurrent                             339,844              315,212
                                       -------              -------
Total liabilities                    3,627,939            5,141,127
                                     ---------            ---------
Commitments and contingencies
Notes 1, 5 and 16)

Stockholders' deficit:
Preferred stock, $.01 par value,
10,000,000 shares authorized:
 Series A: 4,500 shares issued
 and outstanding (liquidation
 preference $96,750 and $92,250)            45                  45
 Series B: 750,000 shares issued
 and outstanding (liquidation
 preference $780,000 and $772,500)        7,500               7,500
 Series C: 2,560,762 shares issued
 and outstanding(liquidation
 preference $1,408,419)                  25,608
Common stock, $.01 par value,
 20,000,000 shares authorized;
 13,065,434 and 12,627,434 shares
 issued and outstanding                 130,654             126,274
Additional paid-in capital           13,997,889          13,326,464
Accumulated deficit                 (16,487,338)        (17,150,112)
                                    -----------          ----------
Total stockholders' deficit          (2,325,642)         (3,689,829)
                                    -----------          ----------
Total liabilities and stockholders'
deficit                              $1,302,297          $1,451,298
                                    ===========          ===========


The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiary
Consolidated Statements of Operations
for the years ended December 31, 1997 and 1996








                                               1997               1996
  Revenues:
Sales of antimony products and other      $4,293,409           $4,160,395
Sales of gold and silver                      15,692              850,518
                                          ----------           ----------
                                           4,309,101            5,010,913
                                          ----------           ----------
  Cost of production:
Cost of antimony production and other      3,500,410            3,656,492
Cost of gold and silver production                              1,175,708
                                          ----------           ----------
                                           3,500,410            4,832,200
                                          ----------           ----------
Gross profit                                 808,691              178,713
                                          ----------           ----------
  Other operating expenses:
Write down of mineral property and equipment                      548,792
Provision for reclamation costs              202,234               82,326
Exploration and evaluations                  188,361
Care-and-maintenance - Yellow Jacket         232,428
General and administrative                   244,553              333,303
                                           ---------            ----------
                                             867,576              964,421
   Other (income) expense:                 ---------            ----------
Gain on disposal of asset                                         (45,000)
Interest expense                             203,635              284,927
Interest Income and other                    (14,427)             (10,680)
                                           ---------             ---------
                                             189,208              229,247
                                           ---------             ---------
Loss before extraordinary item              (248,093)          (1,014,955)
Extraordinary gain on conversion
of debts to Series C
preferred stock (net of tax)                 910,867
                                           ----------           ----------
Net income (loss)                           $662,774          $(1,014,955)
                                           ==========           ==========
Basic net income (loss) per share
of common stock
  Before extraordinary item                   $(0.02)              $(0.08)
  Extraordinary item                            0.07
                                           ----------           ----------
  Net income (loss)                           $ 0.05               $ 0.08)
                                           ==========           ==========
Diluted net income (loss) per share
of common stock
  Before extraordinary item                   $(0.02)              $(0.08)
  Extraordinary item                            0.07
                                           ----------           ----------
  Net income (loss)                            $0.05               $(0.08)
                                           ==========           ==========
Basic weighted average shares outstanding   12,969,923           12,299,418
                                           -----------          -----------
Diluted weighted average shares outstanding 12,976,958           12,299,418
                                           -----------          -----------

The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows
for the years ended December 31, 1997 and 1996


                                                   1997              1996
Cash flows from operating activities:
   Net income (loss)                            $662,774        $(1,014,955)
Adjustments to reconcile net income (loss)
to net cash provided by(used in) operations:
   Depreciation and amortization                 170,095            192,445
   Write down of mineral property and equipment                     548,792
   Provision for reclamation costs               202,234             82,326
   Gain on disposal of assets                                       (45,000)
   Extraordinary gain on conversion of debts
   to Series C preferred stock                  (910,867)
   Issuance of common stock to directors as
   compensation                                    2,565              6,000
   Issuance of common stock to employee as
   compensation                                                       1,250
   Issuance of common stock for mineral lease                         6,250
   Change in:
     Restricted cash                             (15,280)             4,598
     Accounts receivable                          33,837             77,083
     Inventories                                  92,967           (105,748)
     Prepaid expenses                             13,358            (11,045)
     Reclamation bonds                            (8,940)
     Accounts payable                           (174,805)             7,190
     Accrued payroll and property taxes           25,347             21,682
     Accrued payroll and other                     3,884             (7,462)
     Judgments payable                            11,173            (16,101)
     Accrued interest payable                     33,500            120,110
     Payable to related parties                  (40,531)            (1,595)
     Accrued reclamation costs                   (60,902)           (77,307)
       Net cash provided by (used in) operating ---------          ---------
       activities                                 40,409           (211,487)
                                                ---------          ---------
Cash flows from investing activities:
     Proceeds from disposal of assets                                45,000
     Purchase of properties, plant
     and equipment                              (137,036)          (129,576)
                                                ---------          ---------
Net cash used in investing activities           (137,036)           (84,576)
                                                ---------          ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock
     and warrants                                210,000            127,560
     Proceeds from notes payable to bank          30,437            238,297
     Payments on notes payable to bank           (74,094)           (42,117)
     Increase in checks issued and payable        12,893             29,491
     Payments on note payable to
     Bobby C. Hamilton                           (82,609)           (62,968)
                                                 --------           --------
Net cash provided by financing activities         96,627            290,263
                                                 --------           --------
Net decrease in cash                                   0             (5,800)
Cash, beginning of year                                0              5,800
                                                 --------           --------
Cash, end of year                                   $  0               $  0
                                                 ========           ========

United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows, Continued:
for the years ended December 31, 1997 and 1996



      							    1997               1996
Supplemental disclosures:
     Cash paid during the year for interest     $170,135            $164,817

Non-Cash Financing activities:
     Series C preferred stock issued in
     connection with debt conversion             488,848
     Accrued interest converted to Series C
     preferred stock and warrants                511,141
     Payable to related parties converted to
     Series C preferred stock                    566,828
     Debentures payable converted to Series C
     preferred stock                             315,000
     Account payable converted to Series C
     preferred stock                              15,450

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiary
Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 1997 and 1996


                         Preferred Stock
             --------------------------------------
             Series A        Series B      Series C        Common Stock       Additional     Accumu-
             --------        ------        -------        --------------      Paid-In        lated
              Shares  Amount Shares Amount Shares Amount   Shares Amount      Capital        Deficit      Total
              ------  -------  ---------  ------- ------   ------ ------     ----------   -----------    ---------
 Balances,
 December 31,
 1995          4,500  $45   750,000 $7,500                 12,113,434 $121,134 $13,190,544 $(16,135,157) $(2,815,934)

Issuance of stock
 for cash                                                     460,000   4,600     92,960                  97,560
 Value attributed to
 issuance of
 warrants                                                                         30,000                  30,000
 Issuance of stock to
 employee for
 compensation                                                   5,000      50      1,200                   1,250
 Issuance of stock for
 mining lease                                                  25,000     250      6,000                   6,250
 Issuance of stock to
 directors for
 compensation                                                  24,000     240      5,760                   6,000
 Net loss                                                                                   (1,014,955)  (1,014,955)
                -----  ----- --------- -----  ------ ------  ---------  ------ ----------  -----------    -----------
Balances,
December 31,
1996            4,500   45  750,000  7,500                 12,627,434  126,274  13,326,464  (17,150,112)  (3,689,829)


Issuance of stock
 for cash                                                     420,000   4,200     173,000                    177,200
 Value attributed to
 issuance of
 warrants                                                                          32,800                     32,800
 Issuance of stock in
 connection with coversion
 of debts                                  2,560,762 $25,608                      463,240                    488,848
 Issuance of stock to
 directors for
 compensation                                                  18,000     180       2,385                      2,565
 Net income                                                                                      662,774     662,774
                -----  ----- --------- -----  ------ -------  ---------  ------ ----------    ---------     ---------
Balances,
December 31,
1996            4,500  $45  750,000 $7,500 2,560,762 $25,608 13,065,434 $130,654 $13,997,889 $(16,487,338)$(2,325,642)
                =====  ==== ======== =====  ======   ======  =========  ======== ==========   =========== ===========











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

     On September 1, 1991, the Company entered into an agreement with HoltraChem, Inc. ("HoltraChem") whereby the Company would process raw material purchased by HoltraChem into finished antimony products. The Company would then deliver the finished products to HoltraChem for sale, and share in the profits or losses from sales with HoltraChem on a 50/50 basis. On July 1, 1995, the Company and HoltraChem terminated the 1991 agreement and entered into an Inventory and Sales Agreement and a Processing Agreement ("The Agreements"). The Agreements gave rise to the creation of a wholly owned subsidiary, United States Antimony Corporation-Montana ("USAM"), that participates with HoltraChem and its subsidiary, HoltraChem-Montana, Inc. ("HCMI"), in the processing and sale of antimony products. While the Agreements still provide for the sharing of profits or losses from sales, after deduction of certain costs, on a 50/50 basis, they also require the Company to fund and own 50% of the antimony inventory up to $750,000. The Company funds the acquisition of 50% of the antimony inventory through the Company's contribution of 50% of its share of profits. USAM also receives a processing fee from HoltraChem for the finished antimony inventory, which is included in sales of antimony products. All intercompany profits in the inventory are eliminated in consolidation. In consideration of the Company's financial participation in carrying antimony inventory, HoltraChem agreed to provide additional marketing efforts to increase product sales to 10 million pounds of antimony products per year. The Agreements expire on December 31, 1999.

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

     The Company is pursuing the acquisition of 50% interest in United States Antimony, Mexico S.A. de C.V. ("USAMSA") to mine, mill and produce antimony metal and other raw materials from certain states in Mexico. At December 31, 1997, the Company had invested $89,014 in property, plant and equipment in Mexico.

     The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 1997, the Company has negative working capital of approximately $1.1 million, an accumulated deficit of approximately $16.5 million and a total stockholders' deficit of approximately $2.3 million. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Notes to Consolidated Financial Statements Continued

     To improve the Company's financial condition, the following actions have been initiated or taken by management:

      . The Company submitted a proposal to the holders of defaulted debentures and certain other creditors to convert their principal and some or all of their accrued interest to Series C preferred stock. During 1997, the proposal was approved by the Company's shareholders and a substantial amount of debt and accrued interest was converted to series C preferred stock (see
Note 9).

     . In August 1996, the Company placed the Yellow Jacket mine on a care-and-maintenance basis in order to reduce operating losses and conserve cash flow.

     . Beginning in 1995, the Company assembled and prepared financial information necessary to regain compliance with the reporting requirements of the Securities and Exchange Commission to enhance the marketability of its stock. During 1996, $127,560 was generated through sales of 460,000 shares of unregistered common stock to existing stockholders and others. During 1997, the Company generated $210,000 through sales of 420,000 shares of unregistered common stock and warrants to existing shareholders. Of these proceeds, $100,000 has been designated for investment in the Company's Mexican project. The Company plans to raise additional equity funding through additional stock sales. However, there can be no assurance that the Company will be able to successfully raise additional capital through the sale of its stock.

     . During 1997, the Company obtained listing on the over-the-counter electronic bulletin board with Empire Securities of Spokane, Washington, as a registered trader of its stock. This process will enhance shareholder liquidity and increase the Company's ability to obtain additional equity financing.

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


     2.     Concentration of Risk:

     The Company, through its arrangements with HoltraChem, purchases the majority of its antimony used in the production of finished antimony products from Chinese producers through metal brokers. All antimony product sales are made through an arrangement with HCMI (see Note 1). During the years ended December 31, 1997 and 1996, 14% and 22% of the Company's revenues from antimony products were from one customer. These antimony sales represented 14% and 19% of total revenues for the years ended December 31, 1997 and 1996, respectively. If the sales agreement with HCMI were terminated, management believes that other chemical distribution companies would be available to fulfill the Company's needs. However, if the supply of antimony from China is reduced, it is possible that the Company's antimony product operations could be adversely affected.

     Many of the Company's competitors in the antimony industry have substantially more capital resources and market share than the Company. Therefore, the Company's ability to maintain its market share can be significantly affected by factors outside of the Company's control.

     The Company's revenues from antimony sales are strongly influenced by world prices for such commodities, which fluctuate and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict.

     3.     Summary of Significant Accounting Policies:

          Restricted Cash

     Restricted cash consists of cash held for investment in the Company's Mexican project and reclamation performance bonds.

          Inventories

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

     Management's estimates of metal prices, recoverable proven and probable ore reserves and operating capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of the Company's investment in its properties, plants and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

The Company has adopted the provisions of Statement of Financial
Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that an impairment loss be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on the estimated fair value of the asset if the asset is expected to be held and used. During 1995, the Company acquired the remaining 40% net profits interest and related equipment in the Yellow Jacket mine for $500,000 (see Note 10). During the fourth quarter of 1996, the Company reviewed the economic recoverability of the remaining unamortized carrying value of the net profits interest and wrote off the remaining $463,057 carrying value. If ongoing exploration efforts are unsuccessful and a decision is made to permanently close the property, an accrual for closure costs will be necessary. Other property with a carrying value of $85,735 was also written off during 1996.

     Some of the Company's gold revenues are generated from unpatented mining claims. Any adverse changes to the United States government regulations regarding the availability or cost of mining on government owned properties could significantly affect the Company's operations.

          Reclamation and Remediation

     The Company's operations are subject to reclamation and closure requirements. Minimum standards for mine reclamation have been established by various governmental agencies. Costs are estimated based primarily upon environmental and regulatory requirements and are accrued and charged to expense over the expected economic life of the operation using the units-of-production method. The liability for reclamation is classified as current or noncurrent based on the expected timing of expenditures. Closure costs are not accrued for mines on a care-and-maintenance basis until, if and when, a decision to close the mine is made.

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

     It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation and reclamation could change in the future. The Company continually reviews its accrued liabilities for such remediation and reclamation costs as evidence becomes available indicating that its remediation and reclamation liability has changed. During 1997, the Company accrued an additional $202,234 to its reclamation liabilities.

          Income Taxes

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

          Income (Loss) Per Common Share

In February 1997, the Financial Accounting Standards Board Issued SFAS No. 128, "Earnings Per Share," which became effective for the Company for reporting periods ending after December 15, 1997. Under the provisions of SFAS No. 128, primary and full-diluted earnings per share were replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation is arrived at by dividing net income (loss) by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options, the conversion impact of convertible preferred stock, and shares issuable under other contracts.

During 1997 and 1996 the Company had outstanding common stock warrants that were exercisable at prices higher than the trading value of the Company's stock and, therefore, antidilutive. Accordingly, the warrants have no affect on the calculation of basic or diluted weighted-average number of shares. In 1997, the Company had 2,560,762 shares of Series C preferred stock that were outstanding at December 31, 1997. The Series C preferred stock is convertible into common stock of the Company and considered in the calculation of diluted weighted-average number of shares outstanding during 1997.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income prominently within the financial statements. Comprehensive income includes net income plus certain transactions that are reported directly within stockholders' equity.

     3.     Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued

     The provisions of this statement are effective with the first quarter of 1998 financial statements and will have no material impact on financial position or results of operations of the Company.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The provisions of this statement require the disclosure of financial information about a company's operating segments in interim and annual financial statements. The definition of operating segments is to be based upon internal management practices of the company. The statement is effective in 1998 and its adoption will have no material impact on the financial condition or results of operations of the Company.

     4.     Properties, Plants and Equipment:

     The major components of the Company's properties, plants and equipment at December 31, 1997 and 1996 were as follows:


                                                  1997          1996

Gold mill and equipment(1)                      $37,890        $37,890
Gold mining equipment(1)                      1,265,392      1,262,891
Antimony mining buildings and equipment(2)      168,746        168,746
Antimony mill and equipment(2)                  518,190        518,190
Chemical processing buildings                   222,408        210,116
Chemical processing equipment                   829,063        800,518
USAMSA(3)                                        89,014
Other                                            51,807         47,123
                                               ---------      ---------
                                              3,182,510      3,045,474
Less accumulated depreciation and              ---------      ---------
depletion                                    (2,545,488)    (2,375,393)
                                               ---------     ---------
                                               $637,022       $670,081
                                               =========     =========

        (1) During 1996, the Company removed the mill at Yankee Fork and some of the mining and milling equipment as part of the reclamation process. Substantially all of the remaining assets are fully depreciated.

        (2) At December 31, 1997 and 1996, substantially all of these assets are fully depreciated and the antimony milling buildings and equipment are idle.

        (3) Amount represents the Company's expenditures in USAMSA plant and equipment.

     5.     Mineral Property Leases:

          Yellow Jacket Mine

     On February 19, 1988, the Company obtained an assignment from Geosearch, Inc. ("Geosearch") of all of its rights, title and interest in and to the lease agreement dated July 8, 1987 by and between Yellow Jacket Mines, Inc., the Company and Geosearch. In consideration of the assignment of the lease, the Company agreed to conduct certain exploration and to provide a preliminary mining plan which, if justified, would result in applications for permitting and bonding purposes with the state of Idaho, the U.S. Forest Service and other agencies to mine and mill gold. The Company also agreed to pay Geosearch a 12.5% net operating profits interest until the Company recovered its full investment in the property, and thereafter, Geosearch would receive a 15% net operating profits interest. The Company agreed to pay Geosearch a minimum monthly payment of $1,000 during the months of January through April, if operations are closed due to weather, and $2,000 per month for the months of May through December of each year until the mill was operational. After the mill was built at the Yellow Jacket mine in 1990 and placed in operation, the Company paid Geosearch $25,000 per year in staggered installments, with all payments accumulated and credited against the net operating profits due Geosearch. Net operating profits and guaranteed minimum payments paid to Geosearch apply to a $600,000 maximum amount.

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

     The underlying lease with Yellow Jacket Mines, Inc. requires the payment of a net smelter royalty of 5% with a minimum annual royalty of $27,500. During the years ended December 31, 1997 and 1996, the Company incurred $27,500 and $41,635, respectively, in royalties and interest expense related to these agreements.

          Continental-Columbia Claims

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

     The Company did not renew the lease until October 1996, at which time a new agreement was consummated. Under the new agreement, the Company issued 25,000 shares of its restricted common stock for the first fiscal year of the lease. For the second and ensuing years, the Company will pay 1% of net smelter royalties from the Yellow Jacket mine with a guaranteed minimum of $10,000 annually. Also, if the Continental-Columbia claims are brought into production, the Company will pay 5% of the net smelter royalties with a guaranteed $10,000 annual minimum and the 1% net smelter royalty from the Yellow Jacket production will cease. The Company has the right to renew or cancel the lease on an annual basis. In October of 1997, the Continental-Columbia lease expired and the Company notified Yellow Jacket Mines, Inc. that it would not renew the lease agreement.

     6.     Judgments Payable:

     At December 31, 1997 and 1996, the Company owed the following judgments payable:

                                             1997           1996
          Payable to:
            Trustee for former legal
            counsel's bankruptcy estate     $47,623(1)     $60,772
            Geosearch, Inc. (see Note 5)     95,314(2)      70,992
                                             ------         ------
                                           $142,937       $131,764
                                            =======        =======

     (1)Includes interest at the Federal Judgment Rate, which approximated 6% during 1997 and 1996. The amount is collateralized by certain equipment.
     (2)Includes interest at 10% per annum.

     7.     Payable to Related Parties:

          Amounts payable to related parties at December 31, 1997 and 1996 were as follows (see Note 15).

                                               1997               1996

 An entity owned by John C. Lawrence,
 president and director                         $573
 John C. Lawrence, president and director (1)   -0-             $553,954
 Walter L. Maguire, Sr., director (1)           -0-               27,000
 Walter L. Maguire, Jr., a former director(2) 31,134              29,344
 Robert Rice, director (1)                      -0-               34,454
                                              ------             -------
                                             $31,707            $644,752
                                              ======             =======

     (1)During 1997, amounts payable to these directors were converted to Series C preferred stock(see Note 9).

     (2)Interest accrues on this liability at 10% per annum.


          Transactions affecting the payable to Mr. Lawrence during 1997 and 1996 were as follows:

                                               1997               1996

 Balance, beginning of year                 $553,954           $590,479
 Equipment rental charges                     33,620             44,715
 Salary and vacation expense                                     54,000
 Other advances                               10,262              4,843
 Payments                                    (86,776)          (110,083)
 Balance converted to Series C
 preferred stock                             511,060
                                             -------            --------
 Balance, end of year                         $-0-             $553,954
                                             =======            ========

     8.     Notes Payable to Bank:

     Notes payable to First State Bank of Thompson Falls, Montana ("First State Bank") at December 31, 1997 were as follows:


Five-year term note payable bearing interest at 2.5% over the bank's daily Adjustable Rate ("ARM"), an index based on the Wall Street Prime Rate which was 8.5% at December 31, 1997. The note is payable monthly from 5% of receipts from all Company sales up to $5,155 per month.

   The note is collateralized by certain equipment and patented and unpatented mining claims in Sanders County, Montana. The note is personally guaranteed by John C. Lawrence. The note
   is due on August 1, 2001.                                           $139,233

Note payable under a revolving line-of-credit agreement bearing interest at 2.5% over the bank's daily ARM rate, which was 8.5%
   at December 31,1997. The note is collateralized by certain equipment and patented and unpatented mining claims in
   Sanders County, Montana. The maximum borrowing under the line of credit is $50,000. Principal and accrued interest is due at maturity on August 1, 1998 and is personally guaranteed
   by John C. Lawrence.                                                  22,677

Note payable under a revolving line-of-credit agreement bearing interest at 2.5% over the bank's daily ARM rate, which was 8.5% at
   December 31, 1997. The note is collateralized by certain
   equipment and patented and unpatented mining claims in Sanders
   County, Montana. The maximum borrowing under the line of credit is
   $75,000. Principal and accrued interest is due at maturity on
   September 1, 1998 and is personally guaranteed by John C. Lawrence.
                                                                         75,000

One-year note payable bearing interest at 2.0% over the Wall Street
   Prime Rate, which was 8.5% at December 31, 1997.  The note is secured by certain patented and unpatented mining claims in Sanders County,
   Montana and is payable in monthly installments of $4,525.  The note is
   due on August 1, 1998.                                                30,438
                                                                         ------
                                                                        267,348
                                             Less current portion       177,079
                                                                        -------
                                            Noncurrent portion          $90,269
                                                                        =======

     Based on the interest rates in effect at December 31, 1997, principal payments on the notes payable are due as follows:

                         Year Ending
                         December 31,

                    1998         $177,079
                    1999           54,630
                    2000           35,639
                                 --------
                                 $267,348
                                 ========


The note agreements require the Company to maintain certain minimum insurance coverages. At December 31, 1997, the Company was in compliance with these requirements.

     9.     Debentures Payable:

     On April 15, 1985 and May 2, 1988, the Company issued $300,000 of convertible debentures and $350,000 of subordinated convertible debentures, respectively. Both debenture issues were unsecured, convertible into common stock of the Company at any time prior to their maturity date and required semiannual interest payments of 10%. At December 31, 1996, the Company had amounts due the Walter L. Maguire 1935 Trust, an entity whose beneficiaries include Walter L. Maguire, Sr., and Walter L. Maguire, Jr., stockholders of the Company, totaling $335,000 in the form of subordinated convertible debentures of $135,000 and $200,000 in convertible debentures. Walter L. Maguire, Sr., is also a director of the Company. The Company also had $315,000 of subordinated convertible debentures outstanding to other stockholders and individuals at December 31, 1996.

     The convertible and subordinated convertible debentures were scheduled to mature on April 14, 1991 and April 14, 1993, respectively. No interest or principal payments had been made on either debenture issue since 1989, and the debentures were in default.

     On February 21, 1996, a proposal was submitted to the holders of defaulted convertible and subordinated convertible debentures and holders of related-party debt offering an opportunity to convert their debenture principal and accrued interest into common stock of the Company. On August 8, 1996, the proposal was revised to offer debenture and other debt holders conversion rights into a Series C preferred stock that would be convertible into common stock of the Company. The proposal, which was subject to shareholder ratification, offered to issue one share of convertible Series C preferred stock for each $.55 of defaulted principal and accrued interest to December 31, 1996 associated with both classes of debentures. On October 3, 1997, at the Company's annual meeting of shareholders, the August 8, 1996 proposal to debt holders was ratified.

     On November 21, 1997, the Company submitted the final Offer to Purchase All of the Issued and Outstanding Ten Percent (10%) Subordinated Convertible Debentures and Ten Percent (10%) Convertible Debentures of United States Antimony Corporation (the "Offer") to debenture holders.

     Acceptance of the Offer required conversion of 100% of the defaulted principal and at least 70% of the accrued interest on the debentures as of December 31, 1996.

        Tendering debenture holders had the option of:

 (i) receiving a pro rata portion of quarterly cash payments for up to 30% of accrued interest on tendered debentures from a $5,000 monthly "sinking fund" to be established by the Company, or

(ii) converting all or a portion of such accrued interest into Series C shares and receiving warrants to purchase common stock of the Company for each $0.55 of accrued interest which was converted to Series C shares in excess of the 70% threshold. ( see Note 12).

     Pursuant to the Offer, tenders of debentures could be withdrawn at any time prior to the December 31, 1997 expiration date.

      The terms of the Offer included that the Company would purchase, convert and pay for (by issuance of Series C shares and warrants, as applicable) all debentures and debts validly tendered. Unless the Company failed to issue the Series C shares and/or warrants upon surrender of debentures, any debentures properly tendered pursuant to the Offer and accepted for conversion would cease to accrue interest after December 31, 1996. Any debentures not surrendered in the Offer (or surrendered or withdrawn prior to the expiration date) would remain defaulted obligations of the Company.

      The offer was extended to current and former debt-holder directors of the Company, and to certain vendors who had past due accounts owed by the Company. The table below summarizes tenders received by the Company prior to the expiration of the Offer, and the Series C shares and warrants issued.

                                                            Shares of
                                                             Series C
                                                          Preferred stock  Warrants
     Debt                                         Amount      Issued       Issued
Subordinated Convertible Debenture Principal      $215,000     390,909
Accrued interest as of December 31, 1996 (1)       165,816     301,484      90,445

Convertible Debenture Principal                    100,000     181,818
Accrued interest as of December 31, 1996 (2)        53,987      98,158

Principal amount due John C. Lawrence, director    511,060     929,200
Accrued interest as of December 31, 1996 (1)       285,652     519,367     155,810

Principal amount due Robert A. Rice, director       28,768      52,305
Accrued interest as of December 31, 1996 (1)         5,686      10,338       3,101

Principal amount due Walter L. Maguire,
Sr.,director(3)                                     27,000      49,091

Account payable due a vendor (3)                    15,450      28,092
                                                   -------      ------       ------
                                                $1,408,419   2,560,762      249,356
                                        	        =========   =========      =======

     (1) 100% of the accrued interest as of December 31, 1996 related to this debt was converted to Series C preferred stock and warrants.

     (2) 70% of the accrued interest as of December 31, 1996 related to this debt was converted to Series C preferred stock. The balance of accrued interest ($23,140) is to be paid in equal monthly installments from a monthly "sinking fund" to be established by the Company (see Note 12).

     (3) Non-interest bearing

The Company recorded the issuance of the 2,560,762 shares of Series C preferred stock at the average of the bid/ask price of the Company's common stock at December 31, 1997, as quoted by Empire Securities. The valuation was based on the average bid/ask price of the Company's common stock since no market exists for the Series C preferred stock and it is convertible into common stock on a share for share basis. In connection with the issue of Series C preferred stock and warrants the Company recorded an extraordinary gain of $910,867, net of income tax.

     At December 31, 1997, $200,000 of convertible debentures and $135,000 of subordinated convertible debentures due to the Walter L. Maguire 1935 Trust remained in default.

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

     On November 15, 1995, the action was settled and Hamilton's obligation was determined to be $1,800,000, which included $500,000 for the purchase of Hamilton's 40% net profits interest in the Yellow Jacket mine. The unsecured debt accrues interest at 7.5%, is payable from 10% of the Company's gross sales from all operations and requires a minimum payment of $150,000 annually, including interest. The settlement agreement released all security interests Hamilton had in the Company's real and personal properties, recovered 916,667 shares of Series B preferred stock and two patented mining claims held by him as security and terminated the Yellow Jacket venture agreement with BumbleBee. The settlement agreement also extinguished all previous stock price guarantees to Hamilton and required his surrender of 150,000 shares of the Company's common stock to the Company. In connection with the settlement, the Company canc eled warrants granted to Hamilton to purchase 500,000 shares of common stock at $.25 per share and issued Hamilton 500,000 shares of the Company's unregistered common stock in connection with the purchase of his 40% net profits interest in the Yellow Jacket property.

     Based on the minimum annual payment requirement, principal payments on the Hamilton note payable are due as follows:

                         Year Ending
                         December 31,

                    1998           $27,626
                    1999            29,771
                    2000            32,082
                    2001            34,573
                    2002            37,257
                    Thereafter   1,482,833
                                 ---------
                                $1,644,142
                                 =========

     11. Accrued Interest Payable

          Accrued interest payable at December 31, 1997 and 1996 was as follows:

                                          1997               1996

               John C. Lawrence(1)     $  -0-              $285,652
               Debentures payable(2)    320,287             506,588
                                        -------             -------
                                       $320,287            $792,240
                                        =======             =======

    (1) John C. Lawrence is a director and president of the Company. Accrued interest as of December 31, 1996 was converted to Series C preferred stock (see Note 9) during 1997.

    (2) Includes accrued interest of $297,148 and $263,648 for 1997 and 1996, respectively, on debentures owned by the Walter L. Maguire 1935 Trust, of which Walter L. Maguire, Sr. and Walter L. Maguire, Jr., are beneficiaries. Walter L. Maguire, Sr., is a director of the Company. At December 31, 1997, accrued interest includes $23,140 of accrued interest on a tendered convertible debenture (see Note 9) to be paid to the tendering holder in monthly installments from a "sinking fund" to be established by the Company.

          Interest expense incurred on related-party debentures owned by the Walter L. Maguire 1935 Trust was $33,500 for each year ended December 31, 1997 and 1996. During 1997 no interest expense was incurred on Mr. Lawrence's debt and $127,957 was incurred on Mr. Hamilton's debt (a stockholder). Interest expense incurred on Mr. Lawrence's and Mr. Hamilton's debts was $187,901 during 1996.

     12.Stockholders' Deficit:

          Stock Warrants

     The Company's Board of Directors has the authority to issue incentive stock warrants for the purchase of common stock to directors and employees of the Company. The Company has also issued warrants in exchange for services rendered the Company and in settlement of certain litigation.

          Transactions in stock warrants are as follows:

                                       Number of                     Expiration
                                        Warrants    Option Prices    Date

Balance, December 31, 1995             290,000      $0.25-$0.35          (A)
  Warrants issued to employees          25,000      $0.50                (B)
  Warrants issued in connection
      with stock sale                  200,000      $0.70                (C)
  Warrants expired                    (290,000)     $0.25-$0.35          (A)
                                       -------       ----------
 Balance, December 31, 1996            225,000      $0.50-$0.70

   Warrants issued in connection with
       debt conversion to Series C
       preferred stock                   249,356       $0.70             (E)
       Warrants issued in
       connection with stock sale        420,000       $0.80             (D)
                                         -------       ----------
Balance, December 31, 1997               894,356      $0.50-$0.80
                                         =======       ==========

  (A) Warrants were exercisable at December 31, 1995, but expired before being exercised during 1996.

  (B) Warrants are exercisable on or before January 1, 1999.

  (C) Warrants are exercisable on or before April 28, 1999.

  (D) Warrants are exercisable on or before March 18, 2000.

  (E) Warrants are exercisable on or before December 31, 2000.

          During 1997, the Company issued 249,356 warrants in connection with the conversion of certain debts owed by the Company (see Note 9). The rights, preferences, privileges and limitations of the warrants issued upon conversion of the debts are set forth below:

     Exercise Price and Terms. Each warrant entitles the holder thereof to purchase, at any time after issuance for a period of three years, one share of common stock at a price of $0.70 per share, subject to adjustment in accordance with the anti-dilution and other provisions referred to below. The warrants expire three years after issuance unless extended at the sole option of the Board of Directors of the Company. The holder of any warrant may exercise such warrant by surrendering the certificate representing the warrant to the Company, with the subscription attached to such certificate properly completed and executed, together with payment of the exercise price. The warrants may be exercised in whole or in part at the applicable exercise price until the date of expiration of the warrants. No fractional shares will be issued upon the exercise of the warrants.

   Limitations on Transfer. The warrants are non-transferable by the holders thereof during the three-year exercise period.

           Antidilution Provisions. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations or reclassification of common stock, or sale by the Company of shares of its common stock (other securities convertible into or exercisable for common stock) at a price per share or share equivalent below the then-applicable exercise price of the warrants or the then-current market price of the common stock. Additionally, an adjustment would be made in the case of a reclassification or exchange of common stock, consolidation or merger of the Company with or into another corporation, or sale of all or substantially all of the assets of the Company, in order to enable warrant holders to acquire the kind and number of shares of stock or other securities or property in such event by a holder of that number of shares of common stock that would have been issued upon exercise of the warrant immediately prior to such event.

No adjustment to the exercise price of the shares subject to the warrants will be made for dividends (other than stock dividends), if any, paid on the common stock or for securities issued to employees, consultants or directors pursuant to plans and arrangements approved by the Board of Directors and securities issued to lending or leasing institutions approved by the Board of Directors.

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

Issuance of Common Stock for Cash

          During 1997, the Company sold 420,000 shares of its unregistered common stock and warrants for $210,000. Walter L. Maguire Sr., a director, purchased 206,000 shares and a trust related to Mr. Maguire purchased 4,000 shares of the unregistered common stock sold during 1997.

          During 1996, the Company sold 460,000 shares of its unregistered common stock and warrants for $127,560. The sales were as follows:

                                          Share       Sale Price
    Purchaser                 Shares      Price       Total

 Houston Resources(1)         150,000     $0.20       $30,000
 Judith and Philip Knoff(2)    75,000     $0.20        15,000
 The Maguire Foundation(4)     75,000     $0.20        15,000
 Robert A. Rice(3)             25,000     $0.20         5,000
 Delaware Royalty Co.(1)      100,000     $0.55        55,000
 Yellow Jacket Mines Inc.      10,000     $0.25         2,500
 Other                         25,000     $0.2024       5,060
                              -------      ----------   -------
               Total          460,000     $0.20-$0.55  $127,560
                              =======      ==========   =======

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

          For the years ended December 31, 1997 and 1996, the Company issued shares of its unregistered common stock to directors of the Company as compensation for their attendance at Board of Director meetings (see Note 15). The above shares were valued at 75% of the market value of the stock at the time they were issued.

          Preferred Stock

          The Company's Articles of Incorporation authorize 10,000,000 shares of $.01 par value preferred stock. Subject to amounts of outstanding preferred stock, additional shares of preferred stock can be issued with such rights and preferences, including voting rights, as the Board of Directors shall determine.

          During 1986, Series A restricted preferred stock was established by the Board of Directors. These shares are nonconvertible, nonredeemable and are entitled to a $1.00 per share per year cumulative dividend. Series A preferred stockholders have voting rights for directors only and liquidation preference equal to $45,000 plus dividends in arrears. At December 31, 1997, cumulative dividends in arrears amounted to $51,750 or $11.50 per share.

          During 1993, Series B restricted preferred stock was established by the Board of Directors and 1,666,667 shares were issued in connection with the final settlement of litigation related to the nonpayment of royalties under a sublease contract. The Series B preferred stock is in preference to the Company's common stock and Series A preferred stock, has no voting rights and is entitled to cumulative dividends of $.01 per share when and if declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B restricted preferred stockholders is $1.00 per share plus all dividends in arrears. The Series B preferred stock was convertible into common stock of the Company prior to December 31, 1995. No dividends have been declared or paid to the Series B shareholders. In 1995, 916,667 shares of Series B stock were surrendered to the Company in connection with the settlement of litigation against Bobby C. Hamilton (see Note 10). Cumulative dividends in arrears were $30,000 at December 31, 1997.

     During 1997, the Company issued 2,560,762 shares of Series C preferred stock in connection with the conversion of certain debts owed by the Company (see Note 9). The rights, preferences, privileges and limitations of the Series C shares issued upon conversion of the debts are set forth below:

Designation. The class of Convertible Preferred Stock, Series C, $0.01 par value per share, shall consist of up to 3.8 million shares of the Company.

Optional Conversion. A holder of Series C shares shall have the right to convert the Series C shares, at the option of the holder, at any time within 18 months following issuance, into shares of common stock at the ratio of 1:1, subject to adjustment as provided below.

     Voting Rights. The holders of Series C shares shall have the right to that number of votes equal to the number of shares of common stock issuable upon conversion of such Series C shares.

Liquidation Preference. In the event of any liquidation or winding up of the Company, the holders of Series C shares shall be entitled to receive in preference to the holders of common stock an amount per share equal to $0.55, subject to the preferences of the holders of the Company's outstanding Series A and Series B preferred stock.

Registration Rights. Twenty percent (20%) of the underlying common stock issuable upon conversion of the Series C shares shall be entitled to "piggyback" registration rights when, and if, the Company files a registration statement for its securities or the securities of any other stockholder.

Redemption.     The Series C shares are not redeemable by the Company.

Antidilution Provisions. The conversion price of the Series C shares shall be subject to adjustments to prevent dilution in the event that the Company issues additional shares at a purchase price less than the applicable conversion price (other than shares issued to employees, consultants and directors pursuant to plans and arrangements approved by the Board of Directors and securities issued to lending or leasing institutions approved by the Board of Directors). In such event, the conversion price shall be adjusted according to a weighted-average formula, provided that a holder of Series C shares purchases his pro rata share of the securities being sold in the dilutive financing. The initial conversion price for the Series C shares shall be $0.55.

Protective Provisions. The consent of a majority in interest of the holders of Series C shares shall be required for any action which (i) alters or changes the rights, preferences or privileges of the Series C shares materially and adversely; or (ii) creates any new class of shares having preference over or being on a parity with the Series C shares.

    13.     Income Taxes:

     The components of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                        1997               1996

 Net operating losses               $2,038,989          $2,315,343
 Properties, plants and equipment      185,937             185,937
 Reclamation costs                     141,172
                                     ---------           ---------
 Total deferred tax assets           2,366,098           2,501,280
 Less valuation allowance           (2,366,098)         (2,501,280)
                                     ---------           ---------
                                    $     0              $   0
                                     =========           =========

     Statement of Financial Standards No. 109, "Accounting for Income Taxes," requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Although the Company has significant deferred tax assets, principally in the form of net operating loss carryforwards, its ability to generate future taxable income to realize the benefit of these assets will depend primarily on curtailing losses at the Yellow Jacket mine and operating its antimony division profitably. The market, capital and environmental factors associated with this requirement are considerable and uncertain. Therefore, management believes that a full valuation allowance of the net deferred tax assets is appropriate at December 31, 1997 and 1996. However, if estimates of future taxable income change, the valuation allowance could change in the future.

     The change in the valuation allowance for the years ended December 31, 1997 and 1996 is as follows:

  Balance, December 31, 1995                    $2,156,196
    Increase due to nonutilization
    of net operating loss carryforwards            345,084
                                                -----------
   Balance, December 31, 1996                    2,501,280
    Decrease due to utilization of
    net operating loss carryforwards              (135,182)
                                                -----------
       Balance, December 31, 1997               $2,366,098
                                                ===========

     During the year ended December 31, 1997, the Company utilized approximately $813,000 of net operating losses for federal income tax purposes.

     At December 31, 1997, the Company had the following regular tax basis net operating loss carryforwards:

               Expiring in

               2000       $1,081,196
               2001          916,998
               2002          715,731
               2003          866,362
               2004          568,416
               2005          715,049
               2006          512,877
               2007          154,235
               2011          466,163
                           ---------
                          $5,997,027
                           =========

At December 31, 1997, the Company had net operating loss carryforwards for alternative minimum tax purposes of approximately $6.1 million.

14.     Loss per common share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS') computations for the years ended December 31, 1997 and 1996:


                                            1997
                                            ----
                                                        Per Share
                                   Loss      Shares      Amounts
Basic EPS:
Loss before extraordiary item    $(248,093) 12,969,923    $(0.02)
Effect of Dilutive Securites
  Common stock warrants (1)
  Series C preferred stock (2)                   7,035
                                 ---------  ----------     ------
Diluted EPS:
Loss before extraordinary item   $(248,093) 12,976,958    $(0.02)
                                 =========  ==========     ======



                                            1996
                                            ----
                                                        Per Share
                                   Loss      Shares      Amounts
Basic EPS:
Loss                           $(1,014,955) 12,299,418    $(0.08)
Effect of Dilutive Securities
  Common stock warrants(1)
                                 ---------  ----------    ------
Diluted EPS:
Loss                           $(1,014,955) 12,299,418    $(0.08)
                                 =========  ==========    ======


(1) Common stock warrants totaling 894,356 and 225,000 outstanding during 1997 and 1996, respectively, were not included in the computation of diluted EPS at December 31, 1997 or 1996 because the various exercise prices of the warrants were greater than the average market price of the Company's common stock.

(2) Series C preferred stock is convertible into common stock of the company
on a share-for-share   basis.  The effect on the computation of diluted
weighted average shares outstanding is based upon the potential conversion of the shares into common stock for the period of time the preferred shares were outstanding.

  15.Related-Party Transactions:

     In addition to transactions described in Notes 7, 9, 10, 11 and 12, during 1997 and 1996, the Company had the following transactions with related parties:

          . During 1997 and 1996, the Company issued 18,000 and 24,000 shares respectively, of its common stock to members of the Board of Directors for their attendance at Board of Director meetings . The issuance represented an award of 6,000 shares per year per director. The issuances have been recorded in the consolidated financial statements as if they were issued in the year they were earned. The restricted stock awards were recorded as compensation expense based upon their estimated value at the date of issuance.

          . At December 31, 1997, the Company owed Walter L. Maguire, Jr., a stockholder and former director, $31,134 for amounts advanced to the Company by Mr. Maguire. Annual interest expense related to these notes was $1,790 for
both 1997 and 1996.   In 1996, a company controlled by Mr. Maguire sold the
Company packaging materials for $32,066. At December 31, 1997, the Company owed Mr. Maguire's company $5,997, representing the unpaid balance on this purchase.

          . During 1996 the Company recognized interest expense of $3,223 on a debt payable to Robert A. Rice, a stockholder and director.

         . After the Company's office building was destroyed by fire in 1990, the Company's president provided office space to Company at no charge through 1996.

   16. Commitments and Contingencies:

     Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product at the Preachers Cove mill, which was located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. The Company has been reclaiming the property and as of December 31, 1997, the cyanide solution discharge was complete and the mill has been removed. The Company anticipates having the cyanide leach residue containment and/or disposal completely finished by 1999. In 1996, the Idaho Department of Environmental Quality requested the Company sign a consent decree related to completing the reclamation and remediation at the Preachers Cove mill, which the Company signed in December 1996. Estimated costs to reclaim this property have been accrued at December 31, 1997 and 1996. At December 31, 1997, the liability for the remaining estimated costs to complete remediation at the site was $171,500.

     On November 15, 1996, the Bureau of Land Management (BLM) notified the Company that it may be a responsible party as defined under CERCLA for hazardous substances released from uncontained mining tailings at a mining site near Pine Creek, Idaho. The Company was one of 13 companies that had received a similar notice.

In response to the notification, the Company informed the BLM that it is neither a current or former owner of a site, has never been an operator, nor has it shipped hazardous substances or arranged for the disposal of treatment of hazardous substances in the Pine Creek area. Accordingly, the Company does not consider itself a potentially responsible party under CERCLA for the Pine Creek site. On August 21, 1997, the Company received correspondence from the United States Environmental Protection Agency, Region 10, informing the Company that it will not recommend that the Company be added to the litigation involving contamination at the Pine Creek site.

   17. Fair Value of Financial Instruments:

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

The carrying amounts for cash, restricted cash, accounts receivable, accounts payable and accrued expenses are a reasonable estimate of their fair values. The fair value of amounts payable to related parties and judgments payable approximate their carrying values of $31,707 and $142,937, respectively, at December 31, 1997 and $644,752 and $131,764, respectively, at December 31, 1996, based upon the contractual cash flow requirements.
     It is not practicable to estimate the fair value of the $1.64 million note payable to Hamilton. The payments are based upon future revenues, which are uncertain. There are no similar financial instruments in the market to which the value can be compared. It is also not practicable to estimate the fair value of the $335,000 debentures which are in default. However, management believes that the fair value of these debentures is significantly lower than their carrying value.