Form 10QSB
period 1998-03-31
UNITED STATES ANTIMONY CORP
filed 1998-05-15
CIK 101538

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB




(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 (fee required)
For the quarterly period ended March 31, 1998

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (no fee required)

                     For the transition period___to___




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

YES X  NO


At May 11, 1998, the registrant had outstanding 13,290,434 shares of par value $.01 common stock.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements and Supplementary Data

United States Antimony Corporation and Subsidiary
Consolidated Balance Sheets

                                                 (Unaudited)
                                                  March 31,        December 31,
                                                     1998             1997

 ASSETS
Current assets:
     Restricted cash                                 $215           $15,280
     Note receivable                                5,000
     Inventories                                  475,549           463,282
     Prepaid expenses                              11,480             7,727
                                                  -------           -------
        Total current assets                      492,244           486,289

Properties, plants and equipment, net             617,892           637,022
Restricted cash, reclamation bonds                178,986           178,986
                                                  -------           -------
        Total assets                           $1,289,122        $1,302,297
                                                =========         =========
     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Checks issued and payable                    $44,138           $42,384
     Accounts payable                             127,075           125,082
     Accrued payroll and property taxes           127,313           118,801
     Accrued payroll and other                     71,127            43,707
     Judgments payable                            143,052           142,937
     Accrued interest payable                     328,662           320,287
     Payable to related parties                    35,777            31,707
     Notes payable to bank                        198,962           177,079
     Note payable to Bobby C. Hamilton, current    28,118            27,626
     Debentures payable                           335,000           335,000
     Accrued reclamation costs, current           216,700           216,700
                                                  -------           -------
        Total current liabilities               1,655,924         1,581,310
                                                ---------         ---------
Notes payable to bank, noncurrent                  73,231            90,269
Note payable to Bobby C. Hamilton, noncurrent   1,609,130         1,616,516
Accrued reclamation costs, noncurrent             339,844           339,844
                                                ---------         ---------
       Total liabilities                        3,678,129         3,627,939
                                                ---------         ---------
Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $.01 par value,
   10,000,000 shares authorized:
   Series A: 4,500 shares issued
   and outstanding (liquidation preference
   $96,750)                                            45                45
   Series B: 750,000 shares issued and
   outstanding (liquidation preference $780,000)    7,500             7,500
   Series C: 2,560,762 shares issued and
   outstanding(liquidation preference $1,408,419)  25,608            25,608
   Common stock, $.01 par value, 20,000,000 shares
   authorized; 13,290,434 and 13,065,434 shares
   issued and outstanding                         132,904           130,654
   Additional paid-in capital                  14,050,639        13,997,889
   Accumulated deficit                        (16,605,703)      (16,487,338)
                                              -----------       ------------
Total stockholders' deficit                   ( 2,389,007)       (2,325,642)
                                              -----------       ------------
Total liabilities and stockholders'deficit     $1,289,122        $1,302,297
                                              ===========       ============

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiary
Consolidated Statements of Operations
for the three-month periods ended March 31, 1998 and 1997 (Unaudited)



                                                March 31,          March 31,
                                                 1998                1997
Revenues:
     Sales of antimony products and other     $919,724           $1,113,410
     Cost of antimony production and other     829,896              980,787
                                               -------              -------

Gross profit                                    89,828              132,623

Other operating expenses:
     Exploration and evaluations                30,108               36,249
     Care-and-maintenance - Yellow Jacket       74,302               76,492
     General and administrative                 58,019               74,703
                                                ------               ------
                                               162,429              187,444
                                                ------               ------
Other (income) expense:
     Interest expense                           48,287               71,866
     Interest income and other                  (2,523)              (5,812)
                                                ------               ------
                                                45,764               66,054
                                                ------               ------
Net loss                                      $118,365             $120,875
                                               =======              =======

Basic net loss per share of common stock      $   .01              $   .01
                                               =======              =======
Diluted net loss per share of common stock    $   .01              $   .01
                                               =======              =======
Basic weighted average shares outstanding    13,159,865            12,729,523
                                             ----------            ----------
Diluted weighted average shares outstanding  15,720,627            12,729,523
                                             ----------            ----------



The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows
for the three-month periods ended March 31, 1998 and 1997 (Unaudited)


                                                   March 31,       March 31,
                                                     1998            1997
Cash flows from operating activities:
     Net loss                                     $(118,365)     $(120,875)
     Adjustments to reconcile net
     loss  to net cash provided by
          (used in) operations:
               Depreciation                          39,113         40,732
               Change in:
                 Restricted cash                     15,065       (103,000)
                 Stock subscription receivable                     (20,000)
                 Accounts receivable                                33,837
                 Inventories                        (12,267)        14,252
                 Prepaid expenses                    (3,753)        19,921
                 Accounts payable                     1,993        (69,333)
                 Accrued payroll and property taxes   8,512        (11,255)
                 Accrued payroll and other           27,420           (378)
                 Judgments payable                      115          2,007
                 Accrued interest payable             8,375         30,393
                 Payable to related parties           4,070        (13,737)
                 Accrued reclamation costs                            (974)
                                                    ---------      ---------
      Net cash used in operating activities         (29,722)      (198,410)
                                                    ---------      ---------
Cash flows from investing activities:
     Purchase of properties, plant and equipment    (19,983)       (25,115)
                                                    ---------      ---------
Net cash used in investing activities               (19,983)       (25,115)
                                                    ---------      ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock
     and warrants                                    50,000        208,000
     Proceeds from notes payable to bank              4,845
     Payments on notes payable to bank               (4,089)
     Increase in checks issued and payable            1,754         30,274
     Payments on note payable to Bobby C. Hamilton   (6,894)       (10,660)
                                                    ---------      ---------
Net cash provided by financing activities            49,705        223,525
                                                    ---------      ---------

Net change in cash                                       0             0
                                                    ---------      ---------
Cash, beginning of year                                  0             0
                                                    ---------      ---------
Cash, end of year                                      $ 0           $ 0
                                                    ---------      ---------
Supplemental disclosures:
 Cash paid for interest                              $39,912         $41,473
                                                    ---------      ---------

     Noncash financing activities:
     Common stock issued in exchange
     for note receivable                             $5,000
                                                    ---------


The accompanying notes are an integral part of the consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Notes to December 31, 1997 consolidated financial statements:

The notes to the consolidated financial statements as of December 31, 1997, as set forth in the Company's 1997 Annual Report on Form 10-KSB, substantially apply to these interim consolidated financial statements and are not repeated here.

2. Adjustments to financial statements:

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1997, was derived from the audited consolidated balance sheet referred to in Note 1 above. Certain consolidated financial statement amounts for the three-month period ended March 31, 1997 have been reclassified to conform to the 1998 presentation.
These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

3. Commitments and contingencies:

Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product at the Preachers Cove mill, which is located nine miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. In 1996, the Company signed a consent decree with the Idaho Department of Environmental Quality relating to completing the reclamation and remediation at the Preachers Cove mill. The Company anticipates having the cleanup complete sometime in 1999.

4. Significant accounting policies:

          Loss Per Common Share

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

During 1998 and 1997 the Company had outstanding common stock warrants that were exercisable at prices higher than the trading value of the Company's stock and, therefore, antidilutive. Accordingly, the warrants have no affect on the calculation of basic or diluted weighted-average number of shares. In 1998, the Company had 2,560,762 shares of Series C preferred stock that were outstanding during the period. The Series C preferred stock is convertible into common stock of the Company and considered in the calculation of diluted weighted-average number of shares outstanding.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three-month periods ended March 31, 1998 and 1997.


                                             March 31,
                                               1998

                                Loss             Shares      Per Share
                                                             Amounts

Basic EPS:
Loss                          $(118,365)      13,159,865        $(0.01)
 Common stock warrants(1)
 Series C preferred stock(2)                   2,560,762
                              ---------       ----------         -----
Diluted EPS:
Loss                          $(118,365)      15,720,627        $(0.01)
                              ---------       ----------         -----


                                             March 31,
                                               1997

                                                             Per share
                                Loss             Shares        Amounts

Basic EPS:
Loss                          $(120,875)      12,729,525        $(0.01)
 Common stock warrants(1)
 Series C preferred stock(2)
                              ---------       ----------         -----
Diluted EPS:
Loss                          $(120,875)      12,729,525        $(0.01)
                              ---------       ----------         -----

(1) Common stock warrants totaling 994,356 and 641,000 outstanding during 1998 and 1997,respectively,were not included in the computation of diluted
EPS at March 31, 1998 or 1997 because the various exercise prices of the warrants were greater than the average market price of the Company's common stock.

(2) Series C preferred stock is convertible into common stock of the company
on a share-for-share   basis.  The effect on the computation of diluted
weighted average shares outstanding is based upon the potential conversion of the shares into common stock for the period of time the preferred shares were outstanding.


In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income prominently within the financial statements. Comprehensive income includes net income plus certain transactions that are reported directly within stockholders' equity.
The provisions of this statement are effective with the first quarter of 1998 financial statements and have no material impact on financial position or results of operations of the Company.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The provisions of this statement require the disclosure of financial information about a company's operating segments in interim and annual financial statements. The definition of operating segments is to be based upon internal management practices of the company. The statement is effective in 1998 and its adoption has no material impact on the financial condition or results of operations of the Company

ITEM 2. Management's Discussion and Analysis of Results of
       Operations and Financial Condition

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

     Results of Operations

The Company's operations resulted in a net loss of $118,365 for the three-month period ended March 31, 1998 compared with a net loss of $120,875 for the three-month period ended March 31, 1997.

Total revenues from antimony product sales for the first three months of 1998 were $919,724 compared with $1,113,410 for the comparable period in 1997, a
decrease of $193,686.   The decrease in revenues during 1998 was due to a
decrease in antimony product prices in the first quarter of 1998 compared to the first quarter of 1997. Sales of antimony products during the first three months of 1998 consisted 781,793 pounds at an average sale price of $1.18 per pound. During the first quarter of 1997 sales of antimony products consisted
of 761,657 pounds at average sale price of $1.46 per pound.   The decrease in
sale prices of antimony products from the first quarter of 1997 to the first quarter of 1998 is the result of a corresponding decrease in antimony metal prices. Gross profit from antimony sales during the first three months of 1998 was $89,828, compared with gross profit of $132,623 during the first three months of 1997. The decrease in gross profit during the first quarter of 1998 compared to the comparable quarter of 1997, is primarily due to decreased antimony product sale prices.

The Company reports 50% of total antimony sales made by HoltraChem and the Company. Total sales of antimony products by both companies was $1,839,447 or 1,563,585 pounds during the first three months of 1998. Substantially all of the antimony products sold were produced at the Company's plant near Thompson Falls, Montana.

ITEM 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition, Continued

In August 1996, the Company discontinued mining operations at Yellow Jacket due to recurring operating losses, and placed the property on a care-and-maintenance basis. Concurrently, the Company began an underground exploration program in an effort to discover mineralized material that could be economically mined and processed.

Costs related to the care-and-maintenance of Yellow Jacket were $74,302 for the three-month period ended March 31, 1998, compared with comparable costs of $76,492 during the three-month period ended March 31, 1997. Costs related to exploration and evaluation at Yellow Jacket were $30,108 for the three month period ended March 31, 1998, compared with comparable costs of $36,249 during the three-month period ended March 31, 1997.

General and administrative expenses decreased $16,684 during the first three months of 1998 as compared to the first three months of 1997. The decrease was principally due to decreased accounting and professional fees incurred during the first quarter of 1998 compared to the first quarter of 1997.

Interest expense was $48,287 during three-month period ended March 31,1998 compared to $71,866 for the first quarter of 1997. The reduction was due to a decrease in outstanding debenture and director debt payable, which was converted into Series C preferred stock during the fourth quarter of 1997.

Interest income was $2,523 during the three-month period ended March 31, 1998, compared to $5,812 for the same period in 1997. The decrease in interest income was attributable to a corresponding decrease in restricted cash held during the first quarter of 1998 compared to the first quarter of 1997.

Financial Condition and Liquidity

At March 31, 1998, the Company's assets totaled $1,289,122, and there was a stockholders' deficit of $2,389,007. The stockholders' deficit increased $118,365 from December 31, 1997 due to the net loss recognized from the Company's operations during the first three months of 1998.

Cash used by operating activities during the first three months of 1998 was $29,722 compared with $198,410 during the first three months of 1997. During the first quarters of 1998 and 1997, the Company's net loss from operations contributed most to cash used by operations. Cash used in investing activities was $19,983 during the first quarter of 1998 and $25,115 during the first quarter in 1997. Cash used during both periods of 1998 and 1997 related to cash investment in antimony plant and equipment.

Cash provided by financing activities totaled $49,705 during the first quarter of 1998 compared to $223,525 during the comparable period of 1997. During both 1998 and 1997, proceeds from the issuance of common stock and warrants contributed most of the cash provided from financing activities.

At March 31, 1998, the Company had completed its investment in its 50% share of antimony inventory. Correspondingly, the Company began receiving a greater percentage of profits from antimony sales with HoltraChem. These resources will be available to meet the Company's obligations and fund operations.

The Company has been able to avoid bankruptcy and a termination of operations through borrowings from stockholders and directors, common stock sales, lack of creditor action and net income produced from operations in 1994 and 1995. There can be no assurance, however, that the Company will be able to continue to meet its obligations and continue in existence as a going concern.

ITEM 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition, Continued

To continue as a going concern the company must continue to generate cash from operations and financing activities sufficient to address the following financial commitments.

               . Providing $5,000 per month for a "sinking fund" to pay
                 accrued interest related to debentures converted in 1997.

               . Servicing borrowings from the bank.

               . Servicing the Hamilton note payable at a minimum of
                 $150,000 annually.

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

               . Providing funding of the Company's antimony inventory
                 from antimony profits when the Company's share of antimony inventory amountsto $750,000 or more or when its share of inventory is less than 50% of total inventory.

               . Funding legal fees and other costs incurred in resolving the lawsuit brought against the Company, requesting payment of defaulted debenture principal, related accrued interest, and attorney's fees.

PART II- OTHER INFORMATION

ITEM 1. Legal Proceedings

On April 8, 1998, Ronald Michael Meneo, Trustee of the Walter L. Maguire 1935-1 Trust ("The Trust"), filed an action in the Twentieth Judicial District Court of Sanders County, Montana against the registrant. The action seeks to recover principal amounts totaling $335,000 due on defaulted convertible and subordinated convertible debentures held by The Trust. The action also seeks to recover accrued interest on the principal amounts of the debentures at the rate of ten percent per annum that was due on the maturity dates of the debentures, interest at ten percent on all principal and interest due on the debentures accruing from the dates of maturity to the present, and all amounts relating to The Trust's legal and attorney's fees incurred in bringing the action.

On March 31, 1998, the Company had recorded $305,523 of accrued interest on debentures held by The Trust. The Walter L. Maguire 1935-1 Trust is a stockholder, and its beneficiaries include Walter L. Maguire Sr., a director and stockholder, and Walter L Maguire Jr., a stockholder.



ITEMS 2, 3, 4, and 5 are omitted from this report as inapplicable.




PART II- OTHER INFORMATION, CONTINUED

 ITEM 6. Exhibits and Reports on Form 8-K


     Documents filed with this report:


Exhibit No.                 Item                                    Dated

10.29           SUMMONS and VERIFIED COMPLAINT                  April 8, 1998
                from Montana Twentieth Judicial
                District Court, Sanders County


     No reports were filed on Form 8-K during the period








SIGNATURES


Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNITED STATES ANTIMONY CORPORATION
(Registrant)



By:/s/ John C. Lawrence Date: May 14, 1998
John C. Lawrence, Director and President
(Principal Executive, Financial and Accounting
Officer)