Form 10QSB
period 1998-06-30
UNITED STATES ANTIMONY CORP
filed 1998-08-14
CIK 101538

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB




(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 (fee required)
            For the quarterly period ended June 30, 1998

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (no fee required)

                  For the transition period____to____



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

YES _X_    No



At August 8, 1998, the registrant had outstanding 13,390,434 shares of par value $.01 common stock.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements and Supplementary Data

United States Antimony Corporation and Subsidiary
Consolidated Balance Sheets
                   (Unaudited)

                                             June 30,       December 31,
                                     	        1998              1997
     ASSETS
Current assets:
     Restricted cash      	               $       96               $ 15,280
     Inventories                     	       464,048                463,282
     Prepaid expenses 		                       7,487                  7,727
                                             -------                -------
       Total current assets                  471,631              		486,289

	Properties, plants and equipment, net       582,481    	          	637,022
	Restricted cash, reclamation bonds          178,986                178,986
                                             -------                -------
       Total assets                      $ 1,233,098            $ 1,302,297
                                           =========               ========

    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Checks issued and payable              $ 32,723               $ 42,384
     Accounts payable                      	 134,320                125,082
     Accrued payroll and property taxes      138,593                118,801
     Accrued payroll and other                69,882                 43,707
     Judgments payable                       145,304                142,937
     Accrued debenture interest payable      337,037                 320,287
     Due to related parties                   38,553                 31,707
     Notes payable to bank, current          131,908                177,079
     Note payable to Bobby C. Hamilton,
       current                                28,699                 27,626
     Debentures payable                      335,000                335,000
     Accrued reclamation costs, current      216,700                216,700
                                             -------                -------
       Total current liabilities           1,608,719              1,581,310
Notes payable to bank, noncurrent            170,295                 90,269
Note payable to Bobby C. Hamilton,
  noncurrent                    	          1,595,653              1,616,516
Accrued reclamation costs, noncurrent        339,844                339,844
                                             -------                -------
  Total liabilities                        3,714,511              3,627,939
						                                     ---------               ---------
Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $.01 par value,
  10,000,000 shares authorized:
  Series A: 4,500 shares issued and outstanding
  (liquidation preference $96,750)                45                     45
  Series B: 750,000 shares issued and
  outstanding (liquidation preference
  $780,000)                                    7,500                   7,500
  Series C: 2,560,762 shares issued and
  outstanding(liquidation preference
  $1,408,419)                                 25,608                   25,608
  Common stock, $.01 par value,
  20,000,000 shares  authorized;
  13,290,434 and 13,065,434 shares
  issued and outstanding                     132,904                  130,654
     Additional paid-in capital           14,050,639               13,997,889
     Note receivable from shareholder         (5,000)
     Accumulated deficit                 (16,693,109)             (16,487,338)
                                         -----------              -----------
Total stockholders' deficit               (2,481,413)              (2,325,642)                       Total
                                         -----------              -----------
liabilities and stockholders' deficit   $  1,233,098            $   1,302,297
                                          ===========              ===========

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiary
Consolidated Statements of Operations
for the three and six-month periods ended June 30, 1998 and June 30, 1997

(Unaudited)


                                  Three Months Ended                     Six Months Ended
                                        June 30,                           June 30,
                                 1998             1997                 1998              1997
Revenues:
    Sales of antimony products $886,936        $1,100,425          $1,806,660        $2,213,835
Cost of antimony production     752,077           866,115           1,581,973         1,846,902
                               --------         ---------           ---------         ---------
Gross Profit                    134,859           234,310             224,687           366,933

Operating expenses:
    Care and maintenance
     -Yellow Jacket              54,345            33,121             128,647           109,613
    Exploration and evaluation   33,326            42,043              63,434            78,292
    General and administrative
      expenses                   98,138            71,465             156,157           146,168
                                --------         --------             --------          -------
                                185,809           146,629             348,238           334,073
                                --------         --------             --------          -------
Other expenses (income):
    Gain from accounts payable
      adjustment                                  (37,386)                              (37,386)
    Interest expense             52,263            76,863             100,550           148,729
     Interest income and other  (15,807)           (2,906)            (18,330)           (8,718)
                                --------          --------            --------          --------
                                 36,456            36,571              82,220           102,625
                                --------          --------            --------          --------
     Net income (loss)        $ (87,406)         $ 51,110           $(205,771)         $(69,765)
                                ========          ========            ========          ========
Basic net income (loss)
 per common share             $  (0.01)           $  Nil             $ (0.02)           $ (0.01)
                                ========          ========            ========          ========
Diluted net income (loss)
 per common share             $  (0.01)           $  Nil             $ (0.01)           $ (0.01)
                         					  ========          ========            ========          ========
Basic weighted average
 shares outstanding            13,290,434        13,055,434          13,225,883       12,896,478
                               ==========        ==========          ==========       ==========
Diluted weighted average
 shares outstanding            15,851,196        13,055,434          15,786,645       12,896,478
                               ==========        ==========          ==========       ==========



The accompanying notes are an integral part of the consolidated financial statements


United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows
for the six-month periods ended June 30, 1998 and 1997


 (Unaudited)                                                   June 30,

                                                        1998                1997
Cash flows from operating activities:
     Net loss                                     $   (205,771)     $      (69,765)
     Adjustments to reconcile net loss
      to net cash used in operations:
       Depreciation                                     78,224              81,533
       Issuance of stock to directors
        as compensation                                                      5,063
       Reserve for production costs                                         50,000
       Gain on adjustment to accounts payable                              (37,386)
       Change in:
         Restricted cash                                15,184             (73,000)
         Accounts receivable                                                33,837
         Inventories                                      (766)            111,197
         Prepaid expenses                                  240              16,236
         Accounts payable                                9,238            (146,620)
         Accrued payroll and property taxes             19,792             (47,326)
         Accrued payroll and other                      26,174              (7,336)
         Judgments payable                               2,367               7,306
         Accrued interest payable                       16,750              60,073
         Due to related parties                          6,846             (31,379)
         Accrued reclamation                                               (24,271)
                                                       --------            --------
           Net cash used in operating activities       (31,722)            (71,838)
                                                       --------            --------

Cash flows from investing activities:
       Purchase of properties, plant and equipment     (23,683)            (60,505)
                                                       --------            --------
           Net cash used in investing activities       (23,683)            (60,505)
                                                       --------            --------

Cash flows from financing activities:
       Proceeds from issuance of common
         stock and warrants                             50,000             210,000
     Proceeds from    bank borrowings                  190,050
     Payments on notes payable to bank                (155,194)            (89,585)
     Change in checks issued and payable                (9,661)             57,719
     Payments on note payable to Bobby C. Hamilton     (19,790)            (45,791)
                    				                               --------            --------
            Net cash provided by financing activities   55,405             132,343
									                                              --------            --------
Net change  in cash                                          0                   0
Cash, beginning of period                                    0                   0
                                                       --------            --------

Cash, end of period                                   $      0            $      0
                                                       ========            ========
Supplemental disclosures:
  Cash paid during the period  for interest           $ 83,800            $ 88,656
                                                       ========            ========
  Noncash financing activities:
  Common stock issued in exchange for note receivable $  5,000
                                                       ========

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

2. Adjustments to financial statements:

The financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1997, was derived from the audited consolidated balance sheet referred to in Note 1 above. Certain consolidated financial statement amounts for the six-month period ended June 30, 1997, have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

3. Commitments and contingencies:

Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. In 1996, the Company signed a consent decree with the Idaho Department of Environmental Quality relating to completing the reclamation and remediation at the mill site. The Company is currently working on the reclamation and remediation, and expects to have the process completed during 1999. The Company believes that it has accrued reclamation costs that are sufficient to represent the ultimate costs of completing the reclamation and remediation.

          During the second quarter of 1998, an action was filed against the Company seeking recovery of certain debentures payable, accrued interest, and legal costs (See Part II,Item 1. Legal Proceedings). Although the Company has filed a counter claim in response to this action, its ultimate outcome may have an adverse impact on the financial condition of the Company.

4. Significant accounting policies:

          Loss Per Common Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which became effective for reporting periods ending after December 15, 1997. Under the provisions of SFAS No. 128, primary and fully-diluted earnings per share were replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net income
(loss) available to common stockholders by the weighted-average number of common shares outstanding; it does not include the impact of any potentially dilutive common stock equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4. Significant accounting policies, Continued:

The diluted earnings per share calculation is arrived at by dividing net income (loss) by the weighted-average number of shares outstanding, adjusted for the dilutive effect any of outstanding stock options, the conversion impact of convertible preferred stock, and shares issuable under warrants or other contracts.

     During 1998 and 1997 the Company had outstanding common stock warrants that were exercisable at prices higher than the trading value of the Company's stock and, therefore, antidilutive. Accordingly, the warrants have no effect on the calculation of basic or diluted weighted-average number of shares. In 1998, the Company had 2,560,762 shares of Series C preferred stock that were outstanding during the period. The Series C preferred stock is convertible into common stock of the Company and thus considered in the calculation of diluted weighted-average number of shares outstanding.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the six-month periods ended June 30, 1998 and 1997.

                                   Net     Weighted Average        Per Share
                           				    Loss          Shares             Amounts

 Basic EPS                      $(205,771)     13,225,883          $(0.02)
 Common stock warrants (1)
 Series C preferred stock (2)                   2,560,762
                                ----------     ----------           ------
 Diluted EPS                    $(205,771)     15,786,645          $(0.01)
                               ===========     ==========           ======

                                            June 30, 1997


                                  Net     Weighted Average        Per Share
        				                      Loss          Shares             Amounts

 Basic EPS                      $(69,795)      12,896,478          $(0.01)
 Common stock warrants (1)
 Series C preferred stock (2)
                                ----------     ----------           ------
 Diluted EPS                    $(69,795)      12,896,478          $(0.01)
                                ==========     ==========           ======



   (1) Common stock warrants outstanding during 1998 and 1997 were not included in the computation of diluted EPS at June 30, 1998 or 1997 because the various exercise prices of the warrants exceeded the average market price of the Company's common stock, thus making them antidilutive.

   (2) Series C preferred stock, which was issued in November 1997, is convertible into common stock of the company on a share-for-share basis.
The effect on the computation of diluted weighted average shares outstanding is based upon the potential conversion of the shares into common stock for the period of time the preferred shares were outstanding.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting thecomponents of comprehensive income prominently within the financial statements. Comprehensive income includes net income plus certain transactions that are reported directly within stockholders' equity. The statement is effective in 1998 and its adoption will have no material impact on the financial condition or results of operations of the Company.
In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires the disclosure of financial information about a company's operating segments in interim and annual financial statements. The definition of operating segments is to be based upon internal management practices of the company. The statement is effective in 1998 and its adoption will have no material impact on the financial condition or results of operations of the Company.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes disclosure for retiree benefits and eliminates certain disclosures that are no longer useful. The statement is effective for fiscal years beginning after December 15, 1997, and its adoption will have no material impact on the financial condition or results of operations of the Company.

ITEM 2. Management's Discussion and Analysis of Results of
       Operations and Financial Condition

     General

Certain matters discussed are forward-looking statements that involve risks and uncertainties, including the impact of antimony and gold prices and production volatility, changing market conditions, the regulatory environment and other risks. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

     Results of Operations

The Company's operations resulted in a net loss of $205,771 for the six-month period and a net loss of $87,406 for the three-month period ended June 30, 1998, compared with a net loss of $69,765 for the six-month period and net income of $51,110 for the three-month period ended June 30, 1997.

Total revenues from antimony product sales for the six and three-month periods ended June 30, 1998, were $1,806,660 and $886,936, respectively, compared with
$2,213,835 and $1,100,425 for the comparable respective periods in 1997.   The
decrease in revenues during 1998 was due to a decrease in antimony product prices in the first and second quarters of 1998 compared to the first and second quarters of 1997. Sales of antimony products during the first six months of 1998 consisted of 1,571,532 pounds at an average sales price of $1.15 per pound. During the first six months of 1997 sales of antimony products consisted of 1,571,953 pounds at an average sales price of $1.41 per
pound.   The decrease in sales prices of antimony products from  1998 to  1997 is the result of a corresponding market decrease in antimony metal prices. Gross profit from antimony sales during the first six and current three month periods of 1998 was $224,687 and $134,859, respectively, compared with gross profit of $366,933 and $234,310 for the same respective periods in 1997.

ITEM 2.Management's Discussion and Analysis of Results of
     Operations and Financial Condition, Continued

 The decrease in gross profit during 1998 compared to 1997, is again primarily due to decreased antimony product sales prices.

The Company reports 50% of total antimony sales made by HoltraChem and the Company. Total sales of antimony products by both companies amounted to $3,613,319, or 3,143,064, pounds during the first six months of 1998. Substantially all of the antimony products sold were produced at the Company's plant near Thompson Falls, Montana.

In August 1996, the Company discontinued mining operations at its Yellow Jacket property due to recurring operating losses, and placed the property on a care-and-maintenance basis. Concurrently, the Company began an underground exploration program in an effort to discover additional mineralized material that could be economically mined and processed.

Costs related to the care-and-maintenance of Yellow Jacket were $128,647 and $54,345 for the six and three-month periods ended June 30, 1998, respectively, compared with $109,613 and $33,121 during the same respective periods of 1997. The increase in care-and-maintenance costs during 1998 is primarily due to increased equipment repairs incurred during the second quarter of 1998. Costs related to exploration and evaluation at Yellow Jacket were $63,434 and $33,326 for the six and three-month periods ended June 30, 1998, respectively, compared with $78,292 and $42,043 during the same respective periods of 1997. The costs reflect a comparable level of ongoing activity.

General and administrative expenses increased $9,989 during the first six months of 1998 and $26,673 during the second quarter of 1998 from the comparable periods of 1997. The increase in general and administrative expense in 1998 is primarily due to attorneys fees incurred during the second quarter of 1998 related to the Maguire Trust litigation (see Part II, Item 1. Legal Proceedings).

Interest expense was $100,550 and $52,263 for the six and three-month periods ended June 30, 1998, respectively, compared with $148,729 and $76,863 during the same respective periods of 1997. The reduction in interest expense during the six and three-month periods in 1998 compared to the same periods of 1997 was due to a decrease in outstanding debenture and director debts payable that were converted into Series C preferred stock during the fourth quarter of 1997.

Interest and other income was $18,330 and $15,807 for the six and three-month periods ended June 30, 1998, respectively, compared with $8,718 and $2,906 during the same respective periods of 1997. The increase in interest and other income during 1998 was primarily attributable to other income of $12,000 received from equipment rental during the second quarter of 1998.

Financial Condition and Liquidity

At June 30, 1998, the Company's assets totaled $1,233,098, and there was a stockholders' deficit of $2,481,413. The stockholders' deficit increased $155,771 from December 31, 1997, primarily due to the net loss recognized from the Company's operations during the first six months of 1998.

Cash used by operating activities during the first six months of 1998 was $31,722 compared with $71,838 during the first six months of 1997. During both six month periods of 1998 and 1997, the Company's net loss from operations contributed to cash used by operations. Cash used in investing activities was $23,683 during the first six months of 1998 and $60,505 during the first six months of 1997.

ITEM 2.Management's Discussion and Analysis of Results of
       Operations and Financial Condition, Continued

During both six month periods in 1998 and 1997, cash consumed by investing activities related to purchases of antimony plant and equipment.

Cash provided by financing activities totaled $55,405 during the six month period ended June 30, 1998 compared to $132,343 during the comparable period of 1997. During both 1998 and 1997, proceeds from the issuance of common stock and warrants and bank borrowings contributed most of the cash provided from financing activities.

At June 30, 1998, the Company completed its investment in its 50% share of antimony inventory. Correspondingly, the Company began receiving a greater percentage of profits from antimony sales with HoltraChem. These resources will be available to meet the Company's obligations and fund operations.

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

               . Servicing borrowings from the bank.

               . Servicing the Hamilton note payable at a minimum of
			$150,000 in principal and interest annually.

               . Keeping current on property, payroll, and income tax
			liabilities and accounts payable.

               . Fulfilling responsibilities with environmental, labor
			safety and securities regulatory agencies.

               . Paying annual care-and-maintenance costs at the Yellow
			Jacket mine, to the extent the Company continues to retain  the property.

               . Funding minimum annual royalty payments to Geosearch and
			Yellow Jacket, Inc.

               . Providing funding of the Company's antimony inventory
			from antimony profits when the Company's share of antimony inventory amounts to $750,000 or more or when its share of inventory is less than 50% of total inventory.

		   . Funding legal fees and other costs incurred relating to litigation
			brought against the Company in 1998 (See Part II, Item 1. Legal Proceedings).

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings

On April 8, 1998, Ronald Michael Meneo, Trustee of the Walter L. Maguire 1935-1 Trust ("The Trust"), filed an action in the Twentieth Judicial District Court of Sanders County, Montana against the Company. The action seeks to recover principal amounts totaling $335,000 due on defaulted convertible and subordinated convertible debentures held by The Trust. The action also seeks to recover accrued interest on the principal amounts of the debentures at the rate of ten percent per annum that was due on the maturity dates of the debentures, interest at ten percent on all principal and interest due on the debentures accruing from the dates of maturity to the present, and all amounts relating to The Trust's legal fees incurred in bringing the action.

On June 26, 1998, the Company filed an Answer, Counterclaim, and request for Jury Trial in the Montana Twentieth Judicial District Court, Sanders County, in response to the action filed on April 8, 1998. In the filing the Company denied the Trust's complaint and alleged a counterclaim against the Trust, citing breach of contract and breach of implied covenant of good faith and fair dealing.

On July 15, 1998, the Company filed an action in the Montana Twentieth Judicial District Court, Sanders County, against Walter L. Maguire, Sr., a director and shareholder. The complaint alleges damages suffered by the
Company as a result of Mr. Maguire's actions described in three counts,   1)
Breach of Director Duties 2) Conspiracy, and 3) Constructive Fraud.The allegations set forth in the complaint describe Mr. Maguire's alleged representations that he controlled the Walter L. Maguire 1935-1 Trust, and led the Company and other shareholders to detrimentally believe that certain defaulted debentures held by the Trust would be converted to Series C Preferred Stock in accordance with an Offer to Purchase dated November 21, 1997, that was submitted to the Trust and other debt holders. The complaint seeks damages of $1,500,000 and a further amount to be proven at trial.


ITEMS 2, 3, 4, and 5 are omitted from this report as inapplicable.




PART II- OTHER INFORMATION, CONTINUED

 ITEM 6. Exhibits and Reports on Form 8-K


The Company reporter Other Events-"Action filed against Walter L. Maguire, Sr. a director on Current Form 8-K filed July 21, 1998.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    UNITED STATES ANTIMONY CORPORATION
                            (Registrant)



               By:/s/ John C. Lawrence Date: August 14, 1998

                John C. Lawrence, Director and President
        (Principal Executive, Financial and Accounting Officer)