Form 10QSB
period 1998-09-30
UNITED STATES ANTIMONY CORP
filed 1998-11-13
CIK 101538

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB




(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 (fee required)
For the quarterly period ended September 30, 1998

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

YES [X]

No



At November 13, 1998, the registrant had outstanding 13,390,434 shares of par value $.01 common stock.



PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements and Supplementary Data

United States Antimony Corporation and Subsidiary
Consolidated Balance Sheets

                                 (Unaudited)
                                 September 30,          December 31,

                                   1998                   1997

 ASSETS
Current assets:
     Restricted cash               $        88         $     15,280
     Inventories                       349,910              463,282
     Prepaid expenses                                         7,727
                                       -------              -------
Total current assets                   349,998              486,289

Properties, plants and equipment, net  550,186              637,022
Restricted cash, reclamation bonds     178,986              178,986
                                       -------              -------
Total assets                       $ 1,079,170          $ 1,302,297
                                     =========            =========

     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Checks issued and payable     $    46,604          $    42,384
     Accounts payable                  240,710              125,082
     Accrued payroll and
       property taxes                  149,174              118,801
     Accrued payroll and other          73,332               43,707
     Judgments payable                 156,093              142,937
     Accrued debenture
       interest payable                340,412              320,287
     Due to related parties             39,725               31,707
     Notes payable to bank             144,226              177,079
     Note payable to Bobby C. Hamilton,
       current                          29,235               27,626
     Debentures payable                335,000              335,000
     Accrued reclamation costs,
       current                         216,700              216,700
                                       -------              -------
Total current liabilities            1,771,211            1,581,310

Notes payable to bank, noncurrent      146,284               90,269
Note payable to Bobby C. Hamilton,
       noncurrent                    1,581,859            1,616,516
Accrued reclamation costs,
       noncurrent                      286,572              339,844
                                       -------              -------
Total liabilities                    3,785,926            3,627,939
                                       -------              -------
Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.01 par value,
  10,000,000 shares authorized:
   Series A: 4,500 shares
   issued and outstanding
   (liquidation preference $96,750)         45                  45

   Series B: 750,000 shares
   issued and outstanding (liquidation
   preference $780,000)                   7,500               7,500

   Series C: 2,560,762 shares issued
   and outstanding(liquidation preference
   $1,408,419)                           25,608              25,608

Common stock, $.01 par value, 20,000,000
   shares authorized; 13,390,434 and
   13,065,434 shares issued and
   outstanding                          133,904             130,654

Additional paid-in capital           14,074,639          13,997,889
Note receivable from stockholder         (5,000)
     Accumulated deficit            (16,943,452)        (16,487,338)
                                     ----------          ----------
Total stockholders' deficit          (2,706,756)         (2,325,642)
                                     ----------          ----------

Total liabilities and
     stockholders'deficit           $ 1,079,170         $ 1,302,297
                                      =========           =========


The accompanying notes are an integral part of the consolidated financial statements.


United States Antimony Corporation and Subsidiary
Consolidated Statements of Operations
for the three and nine-month periods ended September 30, 1998 and 1997

                  (Unaudited)

                                    Three Months Ended               Nine Months Ended
                                        September 30,                   September 30,

                                1998               1997               1998             1997
Revenues:

Sales of antimony products    $650,011          $1,083,361          $2,456,671     $3,386,667
Cost of antimony production    708,948             801,041           2,290,921      2,737,414
                               -------            --------            --------       --------
Gross profit (loss)            (58,937)            282,320             165,750        649,253
                               -------            --------            --------       --------
Operating expenses:

Care-and-maintenance
    Yellow Jacket               46,182              48,336             174,829        157,949
Exploration and evaluation      31,108              44,961              94,542        123,253
General and administrative
    expenses                    68,118              77,621             224,275        223,789
                               --------            --------            --------       --------
                               145,408             170,918             493,646        504,991
                               --------            --------            -------        --------
Other expenses (income):

Gain from accounts payable
     adjustment                                                                       (37,386)
Interest expense                48,503              79,251             149,053        227,980
Interest income and other       (2,505)            (19,469)            (20,835)       (28,187)
                               --------            --------            --------       --------
                                45,998              59,782             128,218        162,407
                               --------            --------            --------       --------
Net income (loss)             $(250,343)          $ 51,620          $ (456,114)      $(18,145)
                               ========            ========            ========       ========
Basic net income (loss)
      per common share        $  (0.02)           $  Nil            $   (0.03)       $   Nil
                                 ======              ===                ======           ===
Diluted net income (loss)
      per common share        $  (0.02)           $  Nil            $   (0.03 )      $   Nil
                                 ======              ===                ======           ===

Basic weighted average
       shares outstanding     13,353,767         13,058,767           13,269,069     12,952,997
                              ==========         ==========           ==========     ==========
Diluted weighted average
       shares outstanding     15,914,529         13,058,767           15,829,831     12,952,997                           ========
                              ==========         ==========           ==========     ==========







The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows

for the Nine-month periods ended September 30, 1998 and 1997


                        (Unaudited)
                                                                 September 30,

                                                             1998                 1997
Cash flows from operating activities:
     Net loss                                         $    (456,114)     $       (18,145)
     Adjustments to reconcile net loss  to net cash
          used in operations:
               Depreciation                                 118,018              122,331
               Issuance of stock to directors as compensation                      5,063
               Reserve for production costs                                       43,000
               Gain on adjustment to accounts payable                            (37,386)
          Change in:
                    Restricted cash                          15,192              (43,518)
                    Accounts receivable                                           32,837
                    Inventories                             113,372               (8,503)
                    Prepaid expenses                          7,727               10,148
                    Accounts payable                        115,628             (147,221)
                    Accrued payroll and property taxes       30,373               (9,510)
                    Accrued payroll and other                29,625               (2,306)
                    Judgments payable                        13,156               11,160
                    Accrued debenture interest payable       20,125               90,647
                    Due to related parties                    8,018              (36,122)
                    Accrued reclamation costs               (53,272)             (60,901)
                                                            --------             --------
          Net cash used in operating activities             (38,152)             (48,426)
                                                            --------             --------
Cash flows from investing activities:
         Purchase of properties, plant and equipment        (31,181)             (92,719)
                                                            --------             --------
          Net cash used in investing activities             (31,181)             (92,719)
                                                            --------             --------
Cash flows from financing activities:
     Proceeds from issuance of common stock and warrants     75,000              210,000
     Proceeds from  bank borrowings                         190,050               43,814
     Payments on notes payable to bank                     (166,889)             (58,057)
     Change in checks issued and payable                      4,220                3,925
     Payments on note payable to Bobby C. Hamilton          (33,048)             (58,537)
                                                            --------             --------
          Net cash provided by financing activities          69,333              141,145
                                                            --------             --------
Net change  in cash                                             0                    0
Cash, beginning of period                                       0                    0
                                                            --------             --------
Cash, end of period                                        $    0              $     0
                                                            ========             ========
Supplemental disclosures:
     Cash paid during the period  for interest             $ 128,928           $  137,333
                                                            ========             ========
     Noncash financing activities:
     Common stock issued in exchange for note receivable   $   5,000
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

2. Adjustments to financial statements:

The financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1997, was derived from the audited consolidated balance sheet referred to in Note 1 above. Certain consolidated financial statement amounts for the nine-month period ended September 30, 1997, have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

3. Commitments and contingencies:

Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. In 1996, the Company signed a consent decree with the Idaho Department of Environmental Quality relating to completing the reclamation and remediation at the mill site. During the third quarter of 1998 the Company disposed of a significant portion of the hazardous waste contained at the site and expects to have the remainder of the cleanup completed during 1999. The Company believes that it has accrued reclamation costs that are sufficient to cover the ultimate costs of completing the reclamation and remediation.

During the second quarter of 1998, an action was filed against the Company seeking recovery of certain debentures payable, accrued interest, and legal costs (See Part II, Item 1. Legal Proceedings). In response, the Company has filed a counterclaim and its own action, which was answered with another counterclaim and action against the Company and its president for libel and slander. The ultimate outcome of these proceedings may have an adverse impact on the financial condition of the Company.

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

The diluted earnings per share calculation is arrived at by dividing net income (loss) by the weighted-average number of shares outstanding, adjusted for the dilutive effect of any outstanding stock options, the conversion impact of convertible preferred stock, and shares issuable under warrants or other contracts.

During 1998 and 1997 the Company had outstanding common stock warrants that were exercisable at prices higher than the trading value of the Company's stock and, therefore, antidilutive. Accordingly, the warrants have no effect on the calculation of basic or diluted weighted-average number of shares. In 1998, the Company had 2,560,762 shares of Series C preferred stock that were outstanding during the nine-month period. The Series C preferred stock is convertible into common stock of the Company and thus considered in the calculation of diluted weighted-average number of shares outstanding.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the nine-month periods ended September 30, 1998 and 1997.


                                 Loss          Shares               Amounts

          Basic EPS           $(456,114)     13,269,069             $(0.03)
 Common stock warrants (1)
 Series C preferred stock(2)                  2,560,762
                               --------      ----------              ------
          Diluted EPS         $(456,114)     15,829,831             $(0.03)
                               ========      ==========              ======




                                 Loss          Shares               Amounts

          Basic EPS           $(18,145)      12,952,997                Nil
 Common stock warrants (1)
 Series C preferred stock(2)
                               --------      ----------              ------
          Diluted EPS         $(18,145)      12,952,997                Nil
                               ========      ==========              ======





    (1) Common stock warrants outstanding during 1998 and 1997 were not included in the computation of diluted EPS at September 30, 1998 or 1997 because the various exercise prices of the warrants exceeded the average market price of the Company's common stock, thus making them antidilutive.


    (2) Series C preferred stock, which was issued in November of 1997, is convertible into common stock of the company on a share-for-share basis. The effect on the computation of diluted weighted average shares outstanding is based upon the potential conversion of the shares into common stock for the period of time the preferred shares were outstanding.


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

     Results of Operations

The Company's operations resulted in a net loss of $456,114 for the nine-month period and a net loss of $250,343 for the three-month period ended September 30, 1998, compared with a net loss of $18,145 for the nine-month period and net income of $51,620 for the three-month period ended September 30, 1997. Total revenues from antimony product sales for the nine and three-month periods ended September 30, 1998, were $2,456,671 and $650,011, respectively, compared with $3,386,667 and $1,083,361 for the comparable respective periods
in 1997.   The decrease in revenues during 1998 was primarily due to a decrease in antimony product prices in 1998 compared to 1997. Sales of antimony products during the first nine months of 1998 consisted of 2,189,207 pounds at an average sales price of $1.12 per pound. During the first nine months of 1997 sales of antimony products consisted of 2,346,732 pounds at an average sales
price of $1.44 per pound.   The decrease in sales prices of antimony products
from 1998 to 1997 is the result of a corresponding market decrease in antimony metal prices. Gross profit (loss) from antimony sales during the nine-month and three-month periods of 1998 was $165,750 and ($58,937), respectively, compared with gross profit of $649,253 and $282,320 for the nine-month and three-month periods of 1997.


ITEM 2.Management's Discussion and Analysis of Results of
     Operations and Financial Condition, Continued

The decrease in gross profit during 1998 compared to 1997, is again primarily due to decreased antimony product sales prices. The gross loss experienced during the third quarter of 1998 was primarily due to $116,000 of fines and penalties levied against the Company for various Occupational Safety and Health Administration ("OSHA") for violations in August 1998 at its antimony plant. The Company contested the fines during the third quarter of 1998 and anticipates an ultimate reduction in the fines.

The Company reports 50% of total antimony sales made by HoltraChem and the Company, pursuant to the operating agreements with HoltraChem. Total sales of antimony products by both companies amounted to $4,913,341, or 4,378,414 pounds, during the first nine months of 1998. Substantially all of the antimony products sold were produced at the Company's plant near Thompson Falls, Montana.

In September of 1998, HoltraChem sold its share of antimony inventory, and assigned its interest in the operating agreements with the Company, to another chemical distribution company, Basic Chemical Solutions ("BCS"). BCS has indicated a desire to continue to participate with the Company in the marketing and sale of antimony products according to the terms of the agreements. The Company does not anticipate that BCS's participation will adversely affect the Company's antimony business.


In August 1996, the Company discontinued mining operations at its Yellow Jacket property due to recurring operating losses, and placed the property on a care-and-maintenance basis. Concurrently, the Company began an underground exploration program in an effort to discover additional mineralized material that could be economically mined and processed.

Costs related to the care-and-maintenance of Yellow Jacket were $174,829 and $46,182 for the nine and three-month periods ended September 30, 1998, respectively, compared with $157,949 and $48,336 during the same respective periods of 1997. The increase in care-and-maintenance costs during 1998 is primarily due to increased equipment repairs and minimum royalty and accrued interest costs incurred during 1998.

Costs related to exploration and evaluation at Yellow
Jacket were $94,542 and $31,108 for the nine and three-month periods ended September 30, 1998, respectively, compared with $123,253 and $44,961 during the same respective periods of 1997. The decrease in exploration and evaluation costs during 1998 reflect decreased equipment maintenance costs during 1998.

General and administrative expenses were almost identical for the comparable nine-month periods of 1998 and 1997, and decreased $9,503 during the third quarter of 1998 from the comparable quarter of 1997.

Interest expense was $149,053 and $48,503 for the nine and three-month periods ended September 30, 1998, respectively, compared with $227,980 and $79,251 during the same respective periods of 1997. The reduction in interest expense during the nine and three-month periods in 1998 compared to the same periods of 1997 was due to a decrease in outstanding debenture and director debts payable that were converted into Series C preferred stock during the fourth quarter of 1997.

Interest and other income was $20,835 and $2,505 for the nine and three-month periods ended September 30, 1998, respectively, compared with $28,187 and $19,469 during the same respective periods of 1997. The decrease in interest and other income during 1998 was primarily attributable to other income from gold sales realized during the third quarter of 1997, that were not realized during 1998.

Financial Condition and Liquidity

At September 30, 1998, the Company's assets totaled $1,079,170, and there was a stockholders' deficit of $2,706,756. The stockholders' deficit increased $381,114 from December 31, 1997, primarily due to the net loss recognized from the Company's operations during the first nine months of 1998.

Cash used by operating activities during the first nine months of 1998 was $38,152 compared with $48,426 during the first nine months of 1997. During both nine month periods of 1998 and 1997, the Company's net loss from operations contributed to cash used by operations.

Cash used in investing activities was $31,181 during the first nine months of 1998 and $92,719 during the first nine months of 1997.During both nine-month periods in 1998 and 1997, cash consumed by investing activities related to purchases of antimony plant and equipment.

Cash provided by financing activities totaled $69,333 during the nine month period ended September 30, 1998, compared to $141,145 during the comparable period of 1997. During both 1998 and 1997, proceeds from the issuance of common stock and warrants and bank borrowings contributed most of the net cash provided from financing activities.

The Company has been able to avoid bankruptcy and a termination of operations through borrowings from stockholders, directors, and a bank, common stock sales, and lack of creditor action. There can be no assurance, however, that the Company will be able to continue to meet its obligations and continue in existence as a going concern.

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

On July 15, 1998, the Company filed an action in the Montana Twentieth Judicial District Court, Sanders County, against Walter L. Maguire, Sr., a director and shareholder. The complaint alleges damages suffered by the
Company as a result of Mr. Maguire's actions described in three counts:   1)
Breach of Director Duties, 2) Conspiracy, and 3) Constructive Fraud. The allegations set forth in the complaint describe Mr. Maguire's alleged representations that he controlled the Walter L. Maguire 1935-1 Trust, and led the Company and other shareholders to detrimentally believe that certain defaulted debentures held by the Trust would be converted to Series C Preferred Stock in accordance with an Offer to Purchase dated November 21, 1997, that was submitted to the Trust and other debt holders. The complaint seeks damages of $1,500,000 and a further amount to be proven at trial.

On October 13, 1998 Mr. Maguire responded to the action filed on July 15, 1998, by filing an Answer, Counterclaim and Third-Party complaint in the Twentieth Judicial District Court, Sanders County, Montana against the Company and John C. Lawrence, the Company's president and a director and shareholder. Mr. Maguire's counterclaim and third party complaint alleges damages described in separate counts of libel and slander suffered as a result of accusations made by the Company and Mr. Lawrence. Mr. Maguire's action requests an award for actual and punitive damages in amounts to be proven at trial.

ITEMS 2, 3, 4, and 5 are omitted from this report as inapplicable.




PART II- OTHER INFORMATION, CONTINUED

 ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K

Exhibits filed with this report

Exhibit No.          Item                       Dated
-----------          -----                      -----
10.30			ANSWER, COUNTERCLAIM      October 13, 1998
			AND THIRD-PARTY
			COMPLAINT - 1

SIGNATURES


Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNITED STATES ANTIMONY CORPORATION
(Registrant)



By:/s/ John C. Lawrence Date: November 13, 1998
John C. Lawrence, Director and President
(Principal Executive, Financial and Accounting
Officer)