Form 10KSB
period 1998-12-31
UNITED STATES ANTIMONY CORP
filed 1999-04-13
CIK 101538

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-KSB

(Mark One)

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

            For the fiscal year ended December 31, 1998

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period ___  to ____



                  Commission file number 33-00215
                 UNITED STATES ANTIMONY CORPORATION
            (Name of small business issuer in its charter)

          Montana                                       81-0305822
State or other jurisdiction
of incorporation or organization)        (I.R.S. Employer Identification No.)


P.O. Box 643, Thompson Falls, Montana                     59873
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:  (406) 827-3523

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

Yes [X]

No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

The registrant's revenues for its most recent fiscal year were $3,142,776.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $844,255 as of March 31, 1999.

At March 31, 1999, the registrant had outstanding 13,425,925 shares of par value $.01 common stock.

TABLE OF CONTENTS

PART I

ITEM 1.     DESCRIPTION OF BUSINESS           		           1
	    General      		                                       1
          Summary                                          2
          Antimony Division                                2
          Gold Division                                    3
          Environmental Matters                            4
          Marketing                                        5
          Antimony                                         5
          Other                                            6
          Employees                                        6

ITEM 2.     DESCRIPTION OF PROPERTIES                      6

          Antimony Division                                6
          Gold Division                                    7

ITEM 3.     LEGAL PROCEEDINGS                              7

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS                           10


PART II

ITEM 5.     MARKET FOR COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS               10

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATIONS                         11

ITEM 7.     FINANCIAL STATEMENTS                          F1-F29

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE                                    13


PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS, COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGEACT              14

ITEM 10.     EXECUTIVE COMPENSATION                       15

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT                        15

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS                                 16

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K             17

             SIGNATURES                                   18

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY
NON-REPORTING ISSUERS                                     20

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

The Company has been able to sustain its operations through gross profit produced from its antimony operations, common stock sales, and financing from
banks and other sources.   There can be no assurance, however, that the
Company will be able to continue to meet its obligations and continue in existence as a going concern (see Note 1 to the consolidated financial statements).

Antimony Division

The Company's antimony properties, mill and metallurgical plant are located in the Burns Mining District of Sanders County, Montana, approximately 15 miles west of Thompson Falls. The Company holds 12 patented lode claims, some of which are contiguous, and 2 patented mill sites.

Prior to 1984, the Company mined antimony ore underground by driving drifts and using slushers in room and pillar type stopes. Mining was suspended in December 1983, because antimony could be purchased more economically from foreign sources. The Company's underground antimony mining operations may be reopened in the future should raw material prices warrant doing so. The Company now purchases the majority of its raw antimony from China and, to a lesser degree, Canada.

The Company currently is pursuing the acquisition of a 50% interest in United States Antimony, Mexico S.A. de C.V. ("USAMSA") to produce antimony metal and other products from the Mexican states of Zacatecas, Coahuila, Sonora, Queretaro and Oaxaca. These products would then be sent to the Company's plant near Thompson Falls, Montana for processing. During 1998 and 1997, the Company invested capital and surplus equipment from its Thompson Falls Antimony Operation into the construction of an antimony processing plant in Mexico. To date, two antimony processing furnaces and a warehouse building are near completion. The Company anticipates finishing the processing facilities as financial resources are available.

From refined antimony metal, the Company produces four antimony oxide products of different particle size using proprietary furnace technology, and several grades of sodium antimonate using hydro metallurgical techniques. Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper. Sodium antimonate is primarily used as a fining agent for glass in cathode ray tubes used in computer monitors and television bulbs and as a flame retardant.

On September 1, 1991, the Company entered into an agreement with HoltraChem, Inc. ("HoltraChem") whereby the Company was to process raw material purchased by HoltraChem into finished antimony products. The Company then delivered the finished products to HoltraChem for sale, and shared in the profits or losses from sales with HoltraChem on a 50/50 basis.

On July 1, 1995, the Company and HoltraChem terminated the 1991 agreement and entered into an Inventory and Sales Agreement and a Processing Agreement ("The Agreements"). The Agreements gave rise to the creation of a wholly owned subsidiary, United States Antimony Corporation-Montana ("USAM"), that participates with HoltraChem and its subsidiary, HoltraChem-Montana, Inc. ("HCMI"), in the processing and sale of antimony products. While the Agreements still provide for the sharing of profits or losses from sales, after deduction of certain costs, on a 50/50 basis, they also require the Company to fund and own 50% of the antimony inventory up to $750,000. The Company funds the acquisition of 50% of the antimony inventory through the Company's contribution of 50% of its share of profits. USAM also receives a processing fee from HoltraChem for the finished antimony inventory, which is included in sales of antimony products. All intercompany profits in the inventory are eliminated in consolidation. In consideration of the Company's financial participation in carrying antimony inventory, HoltraChem agreed to provide additional marketing efforts to increase product sales to 10 million pounds of antimony products per year. In September of 1998, HoltraChem sold its interest in the antimony business to Basic Chemical Solutions ("BCS"). In connection with the sale, HoltraChem assigned the Agreements to BCS with the Company's consent. During the fourth quarter of 1998 the Company participated in the antimony business with BCS under substantially the same terms as it had with HoltraChem. In March of 1999, the Company notified BCS that it was exercising its privileges pursuant to the Agreements to cancel the Agreements and operate the antimony business independently.

For the year ended December 31, 1998, the Company, through its relationship with HCMI and BCS sold 2,834,186 pounds of antimony products generating approximately $3.1 million in revenues. During 1997, the Company, through its relationship with HCMI, sold 3,037,369 pounds of antimony products, which generated approximately $4.3 million in revenues. The Company reports 50% of total sales made through HCMI and BCS. The Company's products are sold to various customers throughout the United States. During 1998 and 1997, 19% and 14%, respectively, of the Company's antimony sales were made to one customer.

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

In March 1994, Geosearch filed an action in the Seventh Judicial District Court, Custer County, Idaho, alleging breach of the 1988 assignment of lease. The lawsuit requested recovery of $94,013 in past royalties and accrued interest thereon. On September 9, 1994, the Company settled the litigation by agreeing to an amendment to the assignment of lease. The amendment calls for the payment of past royalties and accrued interest through the assignment of 5% of gross receipts from gold production at the Yellow Jacket mine. The unpaid balance accrues interest at 10% per annum until paid in full. In addition, in 1995 the Company issued 50,000 shares of its unregistered common stock and 100,000 common stock purchase warrants exercisable at $0.35 per share to Geosearch. The Company also paid $4,000 in legal fees incurred by Geosearch. USAC currently pays Geosearch a minimum monthly payment of $1,000 during the months of January through April of each year, if operations are closed due to weather, and $2,000 per month for the months of May through December of each year.

The underlying lease with Yellow Jacket Mines, Inc. requires a minimum payment of a net smelter royalty of 5% with a minimum annual royalty of $27,500. On February 20, 1999, Yellow Jacket Mines, Inc., agreed to waive the minimum annual royalty payment, beginning March 1, 1999 and thereafter until the Company resumes production at the mine or announces it is not actively exploring the property any longer.

On July 7, 1990, the Company entered into a mining venture agreement with BumbleBee, Inc. ("BumbleBee"), a company controlled by Bobby C. Hamilton ("Hamilton"), a stockholder and creditor of the Company, to explore, develop and operate the Yellow Jacket property. Pursuant to the agreement, the Company became the venture manager and had a 60% net profits interest. The Company contributed the lease on the mining property and the use of its mine and mill equipment. BumbleBee made an initial contribution of $500,000 for its 40% net profits interest. The Company began the production of gold bullion by trucking the concentrate to the Preachers Cove cyanide leach plant. Later in 1993, gold concentrates were shipped to a smelter in British Columbia, Canada, operated by Cominco Metals, a division of Cominco, Ltd. ("Cominco"). The operation never reached operating capacity due to the problems of storing tailings and the lack of adequate operating capital. After several years of continuing losses, the Yellow Jacket property was put on a care and maintenance status in 1996.

Subsequent to the curtailment of production at Yellow Jacket, the Company began an underground exploration program and proceeded in reopening an abandoned tunnel on the property (the No. 3 Tunnel). During 1998 and 1997 the Company pursued exploration and core drilling activities at Yellow Jacket. To date, no mineralized material, in quantities significant enough for economic production, has been encountered.

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

In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA) designated the Company's cyanide leach plant at the Preachers Cove mill, which is located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River, as a contaminated site requiring cleanup of the cyanide solution. The Company has been reclaiming the property and, as of December 31, 1998, the cyanide solution discharge was complete, the mill removed, and the cyanide leach residue disposed of. The Company anticipates having the reclamation complete sometime in 2000. In 1996, the Company signed a consent decree related to completing the reclamation and remediation at the Preachers Cove mill in Idaho as required by the Idaho Department of Environmental Quality.

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

Marketing

During 1998 and prior years dating back to 1991, the Company marketed its antimony products with HoltraChem and its successor BCS, in a 50/50 profit sharing arrangement. In March 1999, the Company notified BCS, HoltraChem's assignee, that it was terminating the agreements that HoltraChem had assigned BCS, and that the Company was going to market and distribute antimony products independently. The Company has taken steps to begin marketing its products to existing and prospective customers, and anticipates it will be able to do so successfully.

Antimony

The operating results of the Company have been and will continue to be directly related to the market prices of antimony metal, which have fluctuated widely in recent years. The volatility of such prices is illustrated by the following table which sets forth the average prices of antimony metal per pound as reported by sources deemed reliable by the Company.

               Year                              Average Price

          		   1998                              $    0.63
Antimony       1997                                   0.93
               1996                                   1.60
Metal          1995                                   2.28
               1994                                   1.78
               1993                                   0.77
               1992                                   0.79
               1991                                   0.83

The range of sales prices for antimony oxide per pound was as follows for the periods indicated:

               Year               High          Low          Average
Price
          		   1998              $5.57         $0.83         $1.13
               1997               5.75          0.98          1.41
Antimony       1996               4.50          1.53          1.86
Oxide          1995               3.12          0.89          2.56
               1994               2.75          0.98          1.83
               1993               1.11          1.02          1.04
               1992               1.20          2.09          1.09
               1991               1.05          1.19          1.13

Metal prices are determined by a number of variables over which the Company has no control. These include the availability and price of imported metals, the quantity of new metal supply, and industrial and commercial demand. If metal prices decline and continue to remain depressed, the Company's operations may be adversely affected.

Other

The Company holds no material patents, licenses, franchises or concessions, but it considers its antimony processing plant proprietary in nature. The Company uses the trade name "Montana Brand Antimony Oxide" for the marketing of its antimony products.

The Company is subject to the requirements of the Federal Mining Safety and Health Act of 1977, requirements of the state of Montana and the state of Idaho mining inspection, Federal and State Health and Safety statutes and Sanders County, Lemhi County and Custer County health ordinances.

Management of the Company believes that its current discharge of waste materials from its milling, mining and processing facilities is in material compliance with environmental regulations and health and safety standards. See "Environmental Matters."

Employees

As of March 31, 1999, the Company and its wholly-owned subsidiary employed 29 people, which number may adjust seasonally. None of the Company's employees are covered by collective bargaining agreements.


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

Yellow Jacket Mining District

The Yellow Jacket properties consist of 12 patented and 60 unpatented lode mining claims located in the Yellow Jacket Mining District of Lemhi County, Idaho, approximately 70 miles southwest of Salmon, Idaho. The gold mineralization is in quartz breccia zones that extend for more than 10,000 feet. The Company produced 13,420 ounces of gold up until the third quarter of 1996 when mining operations were suspended.

In 1996, Company personnel determined that the existing mineral resource was not economical to mine without additional operating capital and an increase in current metals prices. Accordingly, production operations at the Yellow Jacket property were suspended and the mine placed on a care-and-maintenance status.

Since the suspension of mining operations the Company has been engaged in exploration efforts at the property that include the reopening of an abandoned tunnel and core drilling. To date, mineralized material in quantities significant enough to warrant resuming production at the mine has not been encountered.

Item 3.  Legal Proceedings


OSHA

On August 21, 1998, citations and a Notice of Failure to Correct Alleged Violations were issued by the U.S. Department of Labor's Occupational Safety and Health Administration ("OSHA") to the Company for violations occurring at the Company's antimony plant near Thompson Falls, Montana. The citations, with fines totaling $115,800, were contested by the Company on September 11, 1998. On November 18, 1998, the U.S. Department of Labor filed a complaint with the Occupational Safety and Health Review Commission (Docket No. 98-1595) requesting that the Commission not vacate the citations and Notice of Failure to Correct Alleged Violations. The case went to hearing in March, 1999. Walter L. Maguire 1935-1 Trust

On April 8, 1998, Ronald Michael Meneo, Trustee of the Walter L. Maguire 1935-1 Trust ("The Trust"), filed an action in the Twentieth Judicial District Court of Sanders County, Montana against the Company. The action seeks to recover principal amounts totaling $335,000 due on defaulted convertible and subordinated convertible debentures held by The Trust. The action also seeks to recover accrued interest on the principal amounts of the debentures at the rate of ten percent per annum that was due on the maturity dates of the debentures, interest at ten percent on all principal and interest due on the debentures accruing from the dates of maturity to the present, and all amounts relating to The Trust's legal fees incurred in bringing the action.

On June 26, 1998, the Company filed an Answer, Counterclaim, and request for Jury Trial in the Twentieth Judicial District Court of Sanders County, Montana, in response to the action filed on April 8, 1998. In the filing the Company denied the Trust's complaint and alleged a counterclaim against the Trust, citing breach of contract and breach of implied covenant of good faith and fair dealing.

On July 15, 1998, the Company filed an action in the Twentieth Judicial District Court of Sanders County, Montana, against Walter L. McGuire Sr., a director during 1998 and a stockholder. The complaint alleges damages suffered by the Company as a result of Mr. Maguire's actions described in three counts: 1) Breach of Director Duties,2) Conspiracy, and 3) Constructive Fraud. The allegations set forth in the complaint describe Mr. Maguire's alleged representations that he controlled the Walter L. Maguire 1935-1 Trust, and led the Company and other stockholders to detrimentally believe that certain defaulted debentures held by the Trust would be converted to Series C Preferred Stock in accordance with an Offer to Purchase dated November 21, 1997, that was submitted to the Trust and other debt holders. The complaint seeks damages of $1,500,000 and a further amount to be proven at trial.

Walter L. Maguire, Sr.

On October 13, 1998 Mr. Maguire responded to the action filed on July 15, 1998, by filing an Answer, Counterclaim and Third-Party Complaint in the Twentieth Judicial District Court of Sanders County, Montana, against the Company and (third party) John C. Lawrence, the Company's president and a director and shareholder. Mr. Maguire's counterclaim and third party complaint alleges damages described in separate counts of libel and slander suffered as a result of accusations made by the Company and Mr. Lawrence. Mr. Maguire's action requests an award for actual and punitive damages in amounts to be proven at trial.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company has not had a meeting of security holders since October 3, 1997, nor have any matters been submitted to a vote of security holders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The following table sets forth the range of high and low bid prices as reported by the Over the Counter Bulletin Board ("OTCBB") for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Currently, the stock is traded on the OTCBB under the symbol "UAMY." Prior to 1997, the Company's stock was traded over-the-counter on the pink sheets and has had minimal trading activity since 1990. Therefore, the following prices do not reflect an active market.

                                             High          Low
        1998
     First Quarter                          $0.200       $0.156
     Second Quarter                          0.281        0.156
     Third Quarter                           0.375        0.156
     Fourth Quarter                          0.281        0.125

        1997
     First Quarter                          $0.875        $0.25
     Second Quarter                           0.56         0.28
     Third Quarter                            0.50         0.18
     Fourth Quarter                           0.25         0.15

The approximate number of record holders of the Registrant's common stock at December 31, 1998 is 2,724.

No dividends have been paid or declared by the Registrant during the last five years.

Item 6.     Management's Discussion and Analysis or Plan of Operations

Certain matters discussed are forward-looking statements that involve risks and uncertainties, including the impact of antimony prices and production volatility, changing market conditions and the regulatory environment and other risks. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Results of Operations

The Company's operations resulted in a net loss of $468,427 in 1998 or $0.04 per basic share, compared to net income of $662,774 or $0.05 per basic share
in 1997.   The net loss in 1998 is the result of decreasing margins in antimony product sales, expenditures on exploration and care-and-maintenance at Yellow Jacket and increasing general and administrative costs relating to legal fees. The net income in 1997 was primarily due to an extraordinary gain recognized on the conversion of certain debts to Series C preferred stock.

Total revenues during 1998 were $3,142,776 compared to $4,309,101 in 1997. The decrease of $1,166,325 is primarily attributable to decreased sales in pounds and decreased sales prices of antimony products sold in 1998 compared to
1997.   Sales of antimony products in 1998 were $3,130,332 consisting of
2,834,186 pounds at an average sales price of $1.10 per pound. Sales of antimony products in 1997 were $4,293,409, consisting of 3,037,369 pounds at an average sales price of $1.41 per pound. Gross profit from antimony product sales was $382,452 in 1998, or 12% of sales, compared to $792,999 in 1997, or 18% of sales. The Company reports 50% of total antimony sales made by HoltraChem/BCS and the Company. Accordingly, total sales of antimony products by both companies was $6,260,663 or 5,668,371 pounds in 1998 and $8,586,817 or 6,074,737 pounds in 1997. In both years, almost all of the antimony products sold were produced at the Company's plant near Thompson Falls, Montana.

Currently, the price of antimony metal has been relatively stable at approximately $0.56 to $0.67 per pound. The Company believes that the gross profit from anticipated sales of antimony products at current antimony metal prices will enable the Company to operate its antimony division profitably in 1999.

Sales of gold and silver were $15,692 in 1997, and resulted from processing gold bearing concentrates recovered from the Company's discontinued milling operation at Yellow Jacket.

In 1997, the Company accrued additional estimated costs of $202,234 with respect to its reclamation liabilities as a result of management's updated analysis of costs required to fully reclaim the Company's antimony processing site and Preacher's Cove millsite. In 1998, no accrual of additional reclamation costs was made.

General and administrative expenses increased from $244,553 in 1997 to $307,554 in 1998, an increase of $63,001 or approximately 26%. The increase in 1998 compared to 1997 was principally due to legal costs associated with the Maguire litigation (see "Legal Proceedings").

Interest expense of $216,318 in 1998 was comparable to interest expense of $203,635 in 1997 based on comparable balances of interest accruing obligations
in 1998 and 1997.   Interest and other income was $23,270 in 1998 and $14,427
in 1997. The increase in interest and other income during 1998 was primarily due to increases in the Company's restricted cash balances during the year.

Financial Condition and Liquidity

At December 31, 1998, Company assets totaled $1,059,997, and there was a stockholders' deficit of $2,709,093. The stockholders' deficit increased $383,451 from the prior year, primarily due to the net loss incurred in 1998. In order to continue as a going concern, the Company is dependent upon (1) profitable operations from the antimony division, (2) additional equity financing, and (3) continued availability of financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. There can be no assurance that management will be successful in its plans to improve the financial condition of the Company.

Cash provided by operations during 1998 was $16,598 compared to cash provided by operations of $40,409 in 1997. The decrease in cash provided by operations in 1998 compared to cash provided by operations in 1997 was primarily due to the net loss incurred in 1998.

Investing activities used $31,182 of cash in 1998 compared with $137,036 in 1997. Cash used in investing activities during both years related exclusively to purchases of property, plant and equipment, primarily for the antimony division.

Financing activities provided $14,584 in 1998 and $96,627 in 1997. Cash from financing activities relates principally to cash received from common stock sales and bank financing. The decrease in cash provided from financing activities in 1998 compared to 1997 is principally due to a decrease in proceeds from common stock and warrant sales.

In 1997, the Company exchanged a convertible debenture for Series C preferred stock. In connection with the exchange, the Company was required to establish a "sinking fund" to pay a percentage of accrued interest due on the debenture. To date, the sinking fund has not been formally established, but payments of $7,500 have been made on the original balance due of $23,140. The Company believes that funding will continue to be available to fully retire the obligation in the months ahead.

Other significant financial commitments for future periods will include:

      . Servicing notes payable to bank.

      . Servicing the Hamilton note payable.

      . Keeping current on property, payroll, and income tax liabilities and accounts payable.

      . Fulfilling responsibilities with environmental, labor safety and securities regulatory agencies.

During the first quarter of 1999, the Company began to operate its antimony business independent of any affiliated sales company. Since 1991 the Company had shared its profits on a 50/50 basis with HoltraChem and later BCS. The Company anticipates an increase in its overall profitability in the antimony business as a result of the change. This increase in profitability will assist the Company in meeting its obligations. There can be no assurances, however, the Company will be successful in operating the antimony business independent of a sales company.

In 1996, the Yellow Jacket operation was put on a care-and-maintenance basis
after a long history of operating losses.   In 1998 and 1997, Yellow Jacket
consumed a total of $362,722 and $420,789 in care-and-maintenance and exploration costs. To date, no mineralized material in quantities significant enough to warrant resuming production at the property has been encountered. If the Yellow Jacket property is abandoned, care-and-maintenance and exploration costs will cease and economic resources may be generated from the disposal of equipment.

In 1997, $210,000 was generated through sales of 420,000 shares of unregistered common stock and common stock purchase warrants to a director and others to help finance and fund operations. In 1998, 300,000 additional unregistered common stock shares and common stock purchase warrants were sold to a director and others for $75,000.

Year 2000

The Company has performed an evaluation of its computer hardware and determined that with only a few minor exceptions, it is Y2K compliant at this time. Minor upgrades will be completed on accounting software by mid-1999 to make it Y2K compliant at no material cost to the Company.

The Company's customers are predominantly large manufacturers. If any of these customers were not Y2K compliant by the end of 1999 and could not buy the Company's antimony products, it could have a material impact on the Company's operations. The Company's operations could also be impacted if the antimony metal vendors the Company acquires raw materials from were not Y2K compliant and could not provide antimony metal. However, Management anticipates that these companies will be ready and, therefore, the Company's
operations will not be materially impacted when the year 2000 arrives.   If
any of the Company's other business associates are not Y2K compliant by the year 2000, Management does not believe it will have a material impact on the Company's operations.

Item 7.     Financial Statements

The consolidated financial statements of the registrant are included herein on pages F-1 to F-29.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with
                    Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers are as follows:

                                           Affiliation
          Name                  Age        with Registrant   Expiration of Term

     John C. Lawrence            60          President, Director Annual meeting
     Robert A. Rice              74          Director            Annual meeting
     Walter L. Maguire, Sr.(1)   77          Director            Annual meeting
     Leo Jackson (2)             57          Director            Annual meeting


     (1) Mr. Maguire was a Director up until December 31, 1998, when he tendered his resignation.

     (2)    Mr. Jackson was nominated to the Board of Directors on February
11, 1999.

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

Walter L. Maguire, Sr. Mr. Maguire is a resident of Keller, Virginia. He is a 1943 graduate of Yale University and a 1948 graduate of Columbia School of Business with an MBA degree. His past business experience includes natural resource exploration and development, securities and underwriting, real estate development and plastics research. He is the president of The Maguire Foundation, a private passive foundation and had been a Director of the Company since February 1989.

Leo Jackson. Mr. Jackson is a resident of El Paso, Texas. He is currently the President of Production Minerals, Inc., and has been involved in the production and marketing of industrial minerals such as fluorspar and celestite in the United States and Mexico for 25 years. Mr Jackson speaks fluent Spanish and has a BBA degree from the Sul Ross State University in Texas.

The Registrant does not have standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions.

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

Based on information received by the Company, Mr. Lawrence had timely filed a Form 4 upon receipt of annual stock compensation. Mr. Rice and Mr. Maguire had not timely filed a Form 4 upon receipt of annual stock compensation.

Item 10.  Executive Compensation

Summary compensation for the Company's principal executive officer is as follows:


                                  Annual Compensation                 Long-Term Compensation
                                  ---------------------------------   ------------------------------------------------
                                                                      Awards       Payouts
                                                                      ----------   -----------------------------------
                                                                                   Securities
                                                    Other             Restricted   Underlying
      Name and                                      Annual            Stock        Options/     LTIP      All Other
      Principal Position   Year   Salary    Bonus   Compensation(1)   Awards       SARs         Payouts   Compensation
      -------------------  ----   -------   -----   ---------------   ----------   ----------   -------   ------------
      John C. Lawrence,    1998   $72,000               $ 4,154          None         None       None         None
        President          1997    72,000                 4,154
                           1996    72,000                 4,154

      (1) Represents earned but unused vacation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a)          Security Ownership of Certain Beneficial Owners:

As of the close of business on March 31, 1999, based on information available to the Company, the following persons own beneficially more than 5% of the outstanding voting securities of the Company:

                           Name and Address of         Amount and Nature of          Percent of
Title of Class               Beneficial Owner           Beneficial Ownership           Class(1)

Common stock          The Maguire Family and related
                             entities as a group         2,034,898(2)(10)                14
                          c/o Walter L. Maguire, Sr.
                          P.O. Box 129
                          Keller, VA  23401

Common stock          John C. Lawrence and related       1,226,271(3)                     8
                              family members
                          P.O. Box 643
                          Thompson Falls, MT 59873



Common stock          The Dugan Family                   1,935,942(4)                    12
                          c/o A. W. Dugan
                          1415 Louisiana Street,
                          Suite 3100
                          Houston, TX 77002

Preferred Series A    A. Gordon Clark, Jr.                   4,500(5)                   100
   stock                  2 Musket Trail
                          Simsbury, CT 06070

Preferred Series C    John C. Lawrence                    1,448,567(5)                   57
   stock                   P.O. Box 643
                           Thompson Falls, MT 59873


(b)          Security Ownership of Management:
                                                             Amount of             Percent of
Title of Class          Name of Beneficial Owner         Beneficial Ownership        Class (1)

Common stock              Walter L. Maguire, Sr.             473,390(6)  (10)             3
Common stock              John C. Lawrence                 1,151,271(7)                   8
Common stock              Robert A. Rice                     125,351(8)                   1
Common stock              Leo Jackson                         29,700                     Nil

Series C preferred        Walter L. Maguire, Sr.              49,091(9)                   2
Series C preferred        John C. Lawrence                 1,448,567(9)                  57
Series C preferred        Robert A. Rice                      62,643(9)                   3

     (1)Percent of ownership is based upon 14,520,281 shares of common stock and exercisable warrants, 4,500 shares of Series A preferred stock, and 2,560,762 shares of Series C preferred stock outstanding at March 31, 1999.
     (2)Includes 410,000 warrants to purchase common stock.
     (3)Includes 155,810 warrants to purchase common stock.
     (4)Includes 300,000 warrants to purchase common stock.
     (5)The outstanding Series A and C preferred shares carry voting rights for the election of directors.
     (6)Does not include 1,561,500 shares and warrants owned by various trusts, foundation, and relatives of Mr. Maguire.
     (7)Does not include 75,000 shares owned by family members of John C.
       Lawrence.
     (8)Includes 3,101 warrants to purchase common stock
     (9)Series C preferred shares are convertible into common shares on a one-for-one basis.
     10)Amounts are based on ownerships of record as provided by the Company's securities transfer agent.


Item 12.  Certain Relationships and Related Transactions

See Notes 7, 9, 10, 11, 12 and 15 to the consolidated financial statements included herein.

Item 13.  Exhibits and Reports on Form 8-K

Documents filed with this report:

Exhibit No.          Item                          Dated
-----------          -----                         -----
     10.31  Warrant award-Al Dugan                July 28, 1998

     10.32  Amendment Agreement                   March 31, 1999

     21     List of subsidiaries                      N/A

     27     Financial Data Schedule                   N/A

Documents filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and incorporated by reference to such:

Exhibit No.          Item                           Dated
-----------          ----                           -----
     3.1     Articles of Incorporation -
             United States Antimony Corporation-Montana   August 18, 1995
     10.10   Yellow Jacket Venture Agreement              July 7, 1990
     10.11   Agreement Between Excel-Mineral
             Company and Bobby C.Hamilton                 August 29, 1991
     10.12   Letter Agreement                             September 1, 1991
     10.13   Columbia-Continental
             Lease Agreement Revision                     April 3, 1993
     10.14   Settlement Agreement with
             Excel Mineral Company                        July 1993
     10.15   Memorandum Agreement                         July 1993
     10.16   Termination Agreement                        September 12, 1993
     10.17   Amendment to Assignment of Lease (Geosearch) September 9, 1994
     10.18   Series B Stock Certificate to
             Excel-Mineral Company, Inc.                  December 25, 1993
     10.19   Division Order and Purchase
             and Sale Agreement                           March 27,    1995
     10.20   Inventory and Sales Agreement                January 1, 1995
     10.21   Processing Agreement                         July 1, 1995
     10.22   Release and settlement agreement
             between Bobby C. Hamilton
             and United States Antimony Corporation       November 15, 1995
     10.23   Columbia-Continental Lease Agreement         September 27, 1996
     10.24   Release of Judgment                          February 28, 1996
     10.25   Covenant Not to Execute                      July 30, 1990
     99.1    CERCLA Letter from U.S. Forest Service       February 11, 1994

Documents filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and incorporated by reference to such:

Exhibit No.          Item                           Dated
-----------          ----                           -----
     10.26    Warrant Agreements                           Various

Documents filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, and its Annual Report on Form 10-KSB for the year ended December 31, 1997, respectively, and incorporated by reference to such:
Exhibit No.          Item                           Dated
-----------          ----                           -----


     10.27    Letter from EPA, Region 10                   August 21, 1997

     10.28    Warrant Agreements                           Various

Documents filed with the Company's Quarterly Report on Forms 10-QSB for the quarters ended June 30, and September 30, 1998, respectively, and incorporated by reference to such:

Exhibit No.          Item                           Dated
-----------          ----                           -----

     10.29     Summons and Verified Complaint               April 8, 1998

     10.30     Answer, Counterclaim and Third-Party
               Complaint                                    October 13, 1998


There were no reports on Form 8-K filed during the quarter ended December 31, 1998.



Exhibit 21.1

Subsidiary of Registrant, as of December 31, 1998

United States Antimony Corporation, Montana
Box 643
Thompson Falls, MT 59873

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


By:     /s/ John C. Lawrence                     Date:     April 14, 1999

        John C. Lawrence, Director and President
       (Principal Executive, Financial and Accounting
        Officer)


By:     /s/ Leo Jackson                          Date:     April 14, 1999
        Leo Jackson, Director

By:     /s/ Robert A. Rice                       Date:     April 14, 1999

        Robert A. Rice, Director

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non-Reporting Issuers.

The Company has not sent either an annual report or proxy material to its security holders since 1997.

Report of Independent Accountants



The Board of Directors and Stockholders of
  United States Antimony Corporation

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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




/S/DECORIA, MAICHEL & TEAGUE P.S.

Spokane, Washington
March 5, 1999

United States Antimony Corporation and Subsidiary
Consolidated Balance Sheets
December 31, 1998 and 1997

                                                      1998             1997
                                                            ASSETS
Current assets:
     Restricted cash                                 $ 221          $ 15,280
     Inventories                                   365,398           463,282
     Prepaid expenses                                                  7,727
                                                   -------           -------
          Total current assets                     365,619           486,289

Properties, plants and equipment, net              515,392           637,022
Restricted cash for reclamation bonds              178,986           178,986

          Total assets                          $1,059,997        $1,302,297
                                                ==========        ==========
LIABILITIES AND
STOCKHOLDERS' DEFICIT

Current liabilities:
     Checks issued and payable                     $31,089           $42,384
     Accounts payable                              256,373           125,082
     Accrued payroll and property taxes            168,482           118,801
     Accrued payroll and other                      61,999            43,707
     Judgments payable                             164,084           142,937
     Accrued interest payable                      348,787           320,287
     Due to related parties                         37,635            31,707
     Notes payable to bank, current                160,017           177,079
     Note payable to Bobby C. Hamilton, current     83,157            27,626
     Debentures payable                            335,000           335,000
     Accrued reclamation costs, current            222,453           216,700
                                                 ---------         ---------
 Total current liabilities                       1,869,076         1,581,310

     Notes payable to bank, noncurrent             106,793            90,269
     Note payable to Bobby C. Hamilton,
       noncurrent                                1,512,402         1,616,516
     Accrued reclamation costs,
       noncurrent                                  280,819           339,844
                                                 ---------         ---------
Total liabilities                                3,769,090         3,627,939
                                                 ---------         ---------
Commitments and contingencies (Notes 1 and 16)

Stockholders' deficit:
     Preferred stock, $.01 par value,
     10,000,000 shares authorized:
     Series A: 4,500 shares issued and outstanding
    (liquidation preference $101,250)                   45                45

     Series B: 750,000 shares issued and outstanding
     liquidation preference $787,500)                7,500             7,500

     Series C: 2,560,762 shares issued and outstanding
    (liquidation preference $1,408,419)             25,608            25,608

     Common stock, $.01 par value, 20,000,000
     shares authorized; 13,425,925 and 13,065,434
     shares issued and  outstanding                134,259           130,654
     Additional paid-in capital                 14,079,260        13,997,889
     Accumulated deficit                       (16,955,765)      (16,487,338)
                                               ------------      ------------
Total stockholders' deficit                     (2,709,093)       (2,325,642)
                                               ------------      ------------
Total liabilities and stockholders'deficit      $1,059,997        $1,302,297
                                               ============      ============

The accompanying notes are an integral part of the consolidated financial statements.


United States Antimony Corporation and Subsidiary
Consolidated Statements of Operations
for the years ended December 31, 1998 and 1997


                                                       1998              1997
Revenues:
     Sales of antimony products and other         $ 3,142,776        $ 4,293,409
     Sales of gold and silver                                             15,692
                                                    ---------          ---------
                                                    3,142,776          4,309,101


Cost of antimony production                         2,747,880          3,500,410

Gross profit                                          394,896            808,691

Other operating expenses:
     Provision for reclamation costs                                     202,234
     Exploration and evaluations                      164,871            188,361
     Care and maintenance - Yellow Jacket property    197,851            232,428
     General and administrative                       307,554            244,553
                                                    ---------          ---------
                                                      670,276            867,576
                                                    ---------          ---------
Other (income) expense:
     Interest expense                                 216,318            203,635
     Interest income and other                        (23,270)           (14,427)
                                                    ---------          ---------
                                                      193,047            189,208
                                                    ---------          ---------

Loss before extraordinary item                       (468,427)          (248,093)
Extraordinary gain on conversion
of debts to Series C
preferred stock (net of tax)                                             910,867
                                                    ---------          ---------

Net income (loss)                                   $(468,427)          $662,774

Basic net income (loss) per share of common stock
     Before extraordinary item                         $(0.04)            $(0.02)
     Extraordinary item                                                     0.07
                                                    ---------          ---------

Net income (loss)                                      $(0.04)            $ 0.05
                                                    =========          =========
Diluted net income (loss) per share of common stock
     Before extraordinary item                         $(0.03)            $(0.02)
     Extraordinary item                                                     0.07
                                                    ---------          ---------

Net income (loss)                                      $(0.03)            $ 0.05
                                                    =========          =========

Basic weighted average shares outstanding          13,309,379         12,969,923
                                                   ==========         ==========
Diluted weighted average shares outstanding        15,904,204         12,976,958
                                                   ==========         ==========



The accompanying notes are an integral part of the consolidated financial statements


United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows
for the years ended December 31, 1998 and 1997


        							             1998            1997

Cash flows from operating activities:
     Net income (loss)                                     $(468,427)      $662,774
     Adjustments to reconcile net income (loss) to
       net cash provided by operations:

       Depreciation  						       157,812        170,095
       Provision for reclamation costs                                      202,234
       Extraordinary gain on conversion
       of debts to Series C preferred stock                                (910,867)
       Issuance of common stock to directors
       as compensation                                         1,687          2,565
       Issuance of common stock to
       satisfy accounts payable                                3,289
       Change in:
                    Restricted cash                           15,059        (15,280)
                    Accounts receivable                                      33,837
                    Inventories                               97,884         92,967
                    Prepaid expenses                           7,727         13,358
                    Reclamation bonds                                        (8,940)
                    Accounts payable                         131,291       (174,805)
                    Accrued payroll and property taxes        49,681         25,347
                    Accrued payroll and other                 18,292          3,884
                    Judgments payable                         21,147         11,173
                    Accrued interest payable                  28,500         33,500
                    Payable to related parties                 5,928        (40,531)
                    Accrued reclamation costs                (53,272)       (60,902)
                                                            --------       --------
        Net cash provided by operating activities             16,598         40,409
                                                            --------       --------
Cash flows from investing activities:
     Purchase of properties, plants and equipment            (31,182)      (137,036)
        Net cash used in investing activities               --------       --------
                                                             (31,182)      (137,036)
                                                            --------       --------

Cash flows from financing activities:
     Proceeds from issuance of common stock and warrants      75,000        210,000
     Proceeds from new borrowings                            190,050         30,437
     Payments on notes payable to bank                      (190,588)       (74,094)
     Change in checks issued and payable                     (11,295)        12,893
     Payments on note payable to Bobby C. Hamilton           (48,583)       (82,609)
                                                             --------       --------
 Net cash provided by financing activities                    14,584         96,627
                                                             --------       --------
Net decrease in cash                                            0              0
Cash, beginning of year                                         0              0
                                                             --------       --------
Cash, end of year                                            $   0           $  0
                                                             ========       ========

The accompanying notes are an integral part of the consolidated financial statements.



United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows, Continued:
for the years ended December 31, 1998 and 1997



                                                                1998            1997
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                  $187,818        $170,135
                                                              =======         =======
Noncash financing activities:
     Common stock issued in exchange for note receivable       $5,000
     Debt converted to Series C preferred stock                              $488,848
     Accrued interest converted to Series C
     preferred stock and warrants                                             511,141
     Due to related parties converted to Series C
     preferred stock                                                          566,828
     Debentures payable converted to Series C
     preferred stock                                                          315,000
     Account payable converted to Series C preferred stock                     15,450

     Noncash investing activities:
     Note receivable exchanged for equipment                   $5,000




The accompanying notes are an integral part of the consolidated financial statements.


United States Antimony Corporation and Subsidiary
Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 1998 and 1997

                         Preferred Stock
             --------------------------------------
             Series A        Series B      Series C        Common Stock       Additional     Accumu-
             --------        ------        -------        --------------      Paid-In        lated
              Shares  Amount Shares Amount Shares Amount   Shares Amount      Capital        Deficit      Total
              ------  -------  ---------  ------- ------   ------ ------     ----------   -----------    ---------
 Balances,
 December 31,
 1996          4,500  $45    750,000  $7,500               12,627,434 $126,274 $13,326,464 $(17,150,112) $(3,689,829)

Issuance of stock
 for cash                                                     420,000   4,200     173,000                    177,200

Value attributed to
 issuance of
 warrants                                                                          32,800                     32,800

 Issuance of stock in
 connection with coversion
 of debts                                   2,560,762 $25,608                     463,240                    488,848

 Issuance of stock to
 directors for
 compensation                                                  18,000     180       2,385                      2,565

 Net income                                                                                     662,774      662,774
                -----  ----- --------- -----  ------ ------- --------  ------ ----------   -----------    ----------
Balances,
December 31,
1997            4,500  45    750,000  7,500 2,560,762 25,608 13,065,434 130,654 13,997,889  (16,487,338)  (2,325,642)

                -----  ----- --------- -----  ------ ------  ---------  ------ ----------  -----------    -----------


Issuance of stock
 for cash                                                     300,000   3,000      58,500                     61,500

Value attributed to
 issuance of
 warrants                                                                          13,500                     13,500

Issuance of stock in
 exchange for services                                          23,491    235       3,054                      3,289

Issuance of stock for
note receivable                                                 25,000    250       4,750                      5,000

Issuance of stock to
 directors for
 compensation                                                   12,000    120       1,567                      1,687

Net loss                                                                                       (468,427)    (468,427)
                -----  ----- --------- -----  ------ -------  ---------  ------ ----------    ---------     ---------
Balances,
December 31,
1998            4,500  $45  750,000 $7,500 2,560,762 $25,608 13,425,925 $134,259 $14,079,260 $(16,955,765)$(2,709,093)
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

     On September 1, 1991, the Company entered into an agreement with HoltraChem, Inc. ("HoltraChem") whereby the Company would process raw material purchased by HoltraChem into finished antimony products. The Company would then deliver the finished products to HoltraChem for sale, and share in the profits or losses from sales with HoltraChem on a 50/50 basis. On July 1, 1995, the Company and HoltraChem terminated the 1991 agreement and entered into an Inventory and Sales Agreement and a Processing Agreement ("The Agreements"). The Agreements gave rise to the creation of a wholly owned subsidiary, United States Antimony Corporation-Montana ("USAM"), that participates with HoltraChem and its subsidiary, HoltraChem-Montana, Inc. ("HCMI"), in the processing and sale of antimony products. While the Agreements still provide for the sharing of profits or losses from sales, after deduction of certain costs, on a 50/50 basis, they also require the Company to fund and own 50% of the antimony inventory up to $750,000. The Company funds the acquisition of 50% of the antimony inventory through the Company's contribution of 50% of its share of profits. USAM also receives a processing fee from HoltraChem for the finished antimony inventory. All intercompany profits in the inventory are eliminated in consolidation. In consideration of the Company's financial participation in carrying antimony inventory, HoltraChem agreed to provide additional marketing efforts to increase product sales to 10 million pounds of antimony products per year. In September of 1998, HoltraChem sold its interest in the antimony business to Basic Chemical Solutions ("BCS"). In connection with the sale, HoltraChem assigned the Agreements to BCS with the Company's consent. During the fourth quarter of 1998 the Company participated in the antimony business with BCS under substantially the same terms it had with HoltraChem. In March of 1999, the Company notified BCS that it was exercising its privileges pursuant to the Agreements to cancel the Agreements and operate the antimony business on its own.

     The principal business of the Company has been the production of antimony products through USAM. The consolidated financial statements of the Company include the accounts of USAM, a wholly owned subsidiary, and its proportionate share of the joint activities of the Company and HoltraChem and BCS. All intercompany balances and transactions have been eliminated in consolidation.

     The Company is pursuing the acquisition of a 50% interest in United States Antimony, Mexico S.A. de C.V. ("USAMSA") to mine, mill and produce antimony metal and other raw materials from certain states in Mexico. At December 31, 1998, the Company had invested $99,098 in plant and equipment in Mexico.

     The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 1998, the Company has negative working capital of approximately $1.45 million, an accumulated deficit of approximately $17 million and a total stockholders' deficit of approximately $2.7 million. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

     To improve the Company's financial condition, the following actions have been initiated or taken by management:

       . In March of 1999, the Company notified its sales affiliate, BCS, that it was canceling certain operating agreements with BCS relating to the sales of antimony products. In connection with the cancellation the Company is preparing to act independently in the production and sale of antimony products. Accordingly, a significant increase in gross profit is expected as the Company begins to sell antimony products on its own. There can be no assurance, however, the Company will be successful in operating the antimony business on its own.

       . The Company is in the process of procuring additional financing sources from accounts receivable factoring institutions to supplement operating capital and fund its antimony product sales efforts.

       . The Company submitted a proposal to the holders of defaulted debentures and certain other creditors to convert their principal and some or all of their accrued interest to Series C preferred stock. During 1997, the proposal was approved by the Company's shareholders and a substantial amount of debt and accrued interest was converted to series C preferred stock (see
Note 9).

       . In 1998, the Company generated $75,000 through sales of 300,000 shares of unregistered common stock and warrants to existing shareholders. The Company plans to raise additional equity funding through additional stock sales. However, there can be no assurance that the Company will be able to successfully raise additional capital through the sale of its stock.

       . During 1997, the Company obtained listing on the over-the-counter electronic bulletin board with Empire Securities of Spokane, Washington as a registered trader of its stock, with expectations of enhancing shareholder liquidity and increasing the Company's ability to obtain additional equity financing.

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

     2.     Concentration of Risk:

     The Company procures the majority of its raw antimony used in the production of finished antimony products from Chinese producers through metal brokers. If the supply of antimony from China is reduced, it is possible that the Company's antimony product operations could be adversely affected. All antimony product sales made during 1998 were through an arrangement with Holtra-Chem or BCS (see Note 1). During the years ended December 31, 1998 and 1997, 19% and 14%, respectively, of the Company's revenues from antimony products were from sales to one customer.

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

          Inventories

     Inventories at December 31, 1998 and 1997 consist of an undivided tenant-in-common interest with BCS and HCMI, respectively, in antimony metal, metal in process and finished goods that are stated at the lower of first-in, first-out cost or estimated net realizable value. Since the Company's inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories.

          Properties, Plants and Equipment

     Production facilities and equipment are stated at the lower of cost or estimated net realizable value and are depreciated using the straight-line method over their estimated useful lives (five to fifteen years). Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

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

     Management's estimates of metal prices, operating      capital
requirements and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of the Company's investment in its properties, plants and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

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

          Reclamation and Remediation

     All of the Company's operations are subject to reclamation and closure requirements. Minimum standards for mine reclamation have been established by various governmental agencies. Costs are estimated based primarily upon environmental and regulatory requirements and are accrued and charged to expense over the expected economic life of the operation using the units-of-production method. The liability for reclamation is classified as current or noncurrent based on the expected timing of expenditures. Closure costs are not accrued for mines on a care-and-maintenance basis until, if and when, a decision to close the mine is made.

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

          Income (Loss) Per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nol 128 ("SFAS No. 128") "Earnings Per Share," which became effective for the Company for reporting periods ending after December 15, 1997. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation is arrived at by dividing net income (loss) by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options, the conversion impact of convertible preferred stock, and shares issuable under other contracts.

During 1998 and 1997 the Company had outstanding common stock warrants that were exercisable at prices higher than the trading value of the Company's stock and, therefore, antidilutive. Accordingly, the warrants have no effect on the calculation of basic or diluted weighted average number of shares. At December 31, 1998 and 1997, the Company had 2,560,762 shares of Series C preferred stock that were outstanding. The Series C preferred stock is convertible into common stock of the Company and considered in the calculation of diluted weighted average number of shares outstanding during 1998 and 1997.

Recent Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other
contracts (collectively referred to as      derivatives), and for hedging
activities. It  requires that an entity recognize all derivatives as either
assets or liabilities      in the balance sheet and measure  those
instruments at fair value. SFAS 133 is effective for all fiscal      quarters
of fiscal years beginning after  June 15, 1999, however, earlier application
of all of the provisions of this statement is      encouraged as of  the
beginning on any fiscal quarter. The      Company believes the adoption of
this standard will not have a material impact its financial position or results of operations.





     3.     Summary of Significant Accounting Policies, Continued:

          Recent Accounting Pronouncements, Continued:

In April 1998, Statement of Position 98-5 ("SOP 98-5"), "Reporting
on the Costs of Start-up Activities" was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and
organizational    costs. It requires costs of start-up activities and
organizational costs to be expensed as incurred, as well as the recognition of a cumulative effect of a change in accounting principle
for retroactive application of   the standard. SOP 98-5 is effective for
fiscal years beginning after December 15, 1998. The Company is presently evaluating the effect that adopting SOP 98-5 will have on the Company's financial position and results of operations.


     4.     Properties, Plants and Equipment:

     The major components of the Company's properties, plants and equipment at December 31, 1998 and 1997 were as follows:

                                                   1998              1997

 Gold mill and equipment(1)                      $37,890           $37,890
 Gold mining equipment(1)                      1,265,392         1,265,392
 Antimony mining buildings and equipment(2)      168,746           168,746
 Antimony mill and equipment(2)                  518,190           518,190
 Chemical processing buildings                   225,313           222,408
 Chemical processing equipment                   837,256           829,063
 USAMSA(3) plant and equipment                    99,098            89,014
 Other                                            66,807            51,807
                                                ---------        ---------
                                               3,218,692         3,182,510
 Less accumulated depreciation
 and depletion                                (2,703,300)       (2,545,488)
                                                ---------        ---------
                                                $515,392          $637,022
                                                =========        =========

          (1)During 1996 the Company removed the mill at Yankee Fork and some of the mining and milling equipment as part of the reclamation process.
Substantially all of the remaining assets are fully depreciated.

          (2)At December 31, 1998 and 1997, substantially all of these assets are fully depreciated and the antimony milling buildings and equipment are idle.

	    (3)Amount represents the Company's expenditures for USAMSA plant and equipment located in Mexico (see Note 1).



     5.     Mineral Property Leases:

          Yellow Jacket Mine

     On February 19, 1988, the Company obtained an assignment from Geosearch, Inc. ("Geosearch") of all of its rights, title and interest in and to the lease agreement dated July 8, 1987 by and between Yellow Jacket Mines, Inc., the Company and Geosearch. In consideration of the assignment of the lease, the Company agreed to conduct certain exploration and to provide a preliminary mining plan which, if justified, would result in applications for permitting and bonding purposes with the state of Idaho, the U.S. Forest Service and other agencies to mine and mill gold. The Company also agreed to pay Geosearch a 12.5% net operating profits interest until the Company recovered its full investment in the property, and thereafter, Geosearch would receive a 15% net operating profits interest. The Company agreed to pay Geosearch a minimum monthly payment of $1,000 during the months of January through April, if operations are closed due to weather, and $2,000 per month for the months of May through December of each year until the mill was operational. After the mill was built at the Yellow Jacket mine in 1990 and placed in operation, the Company paid Geosearch $25,000 per year in staggered installments, with all payments accumulated and credited against the net operating profits due Geosearch. Net operating profits and guaranteed minimum payments paid to Geosearch apply towards a $600,000 maximum amount.

     In March 1994, Geosearch filed an action in the Seventh Judicial District Court, Custer County, Idaho, alleging breach of the 1988 assignment of lease. The lawsuit requested recovery of $94,013 in past royalties and accrued interest thereon. On September 9, 1994, the Company settled the litigation by agreeing to an amendment to the assignment of lease. The amendment calls for the payment of past royalties and accrued interest through the assignment of 5% of gross receipts from gold production at the Yellow Jacket mine. The unpaid balance accrues interest at 10% per annum until paid in full and is included in judgments payable (see Note 6). In 1995, pursuant to the settlement agreement, the Company issued 50,000 shares of its unregistered common stock and 100,000 common stock purchase warrants exercisable at $.35 to Geosearch (see Note 12). The Company also paid $4,000 in legal fees incurred by Geosearch. During the years ended December 31, 1998 and 1997, the Company accrued $30,784 and $27,881, respectively in interest expense and royalties due Geosearch pursuant to the assignment of lease agreement.

     The underlying lease with Yellow Jacket Mines, Inc. requires the payment of a net smelter royalty of 5% with a minimum annual royalty of $27,500. During the years ended December 31, 1998 and 1997, the Company incurred $29,792 and $27,500, respectively, in royalties and interest expense related to these agreements.

On February 20, 1999, Yellow Jacket Mines, Inc., agreed to waive the minimum annual royalty payment, beginning March 1, 1999 and thereafter until the Company resumes production at the mine or announces it is not actively exploring the property any longer.

     6.     Judgments Payable:

     At December 31, 1998 and 1997, the Company owed the following judgments payable:
                                              1998         1997
 Internal Revenue Service in
  collection of former legal counsel's
  Bankruptcy estate                         $37,986(1)    $47,623
 Geosearch, Inc. (see Note 5)               126,098(2)     95,314
                                            -------        ------
                                           $164,084      $142,937
                                            =======        ======
     (1)Includes interest at the Federal Judgment Rate, which approximated 6%
during 1998 and 1997. The amount is collateralized by certain equipment.
     (2)Includes interest at 10% per annum.

     7.     Due to Related Parties:

          Amounts due to related parties at December 31, 1998 and 1997 were as follows (see Note 15).

                                               1998         1997

Entity owned by John C. Lawrence,
 president and director
                                              $2,227        $573
John C. Lawrence, president and director       2,485         -0-
Walter L. Maguire, Jr., a former director(1)  32,923      31,134
                                              ------      ------
                                             $37,635     $31,707
                                              ======      ======

     (1)Interest accrues on the original principal balance advanced at 10% per annum.

          Transactions affecting the payable to Mr. Lawrence during 1998 and 1997 were as follows:

                                               1998          1997

Balance, beginning of year                    $ -0-       $553,954
Equipment rental charges                      38,865        33,620
Other advances to Company                                   10,262
Payments                                     (36,638)      (86,776)
Balance converted to Series
 C preferred stock                                        (511,060)
                                             -------      --------
Balance, end of year                          $2,227     $  -0-
                                             =======      ========



     8.     Notes Payable to Bank:

     Notes payable to First State Bank of Thompson Falls, Montana ("First
State Bank") at December 31, 1998 were as follows:
Five-year term note bearing interest at 11%.  The note is payable monthly equal to 5% of receipts from all Company sales, up to $4,133  per month.
The note is collateralized by certain equipment and patented and unpatented mining claims in Sanders County, Montana. The note is
personally guaranteed by John C. Lawrence, and is due  April 20, 2003          $142,480


Note payable under a revolving line-of-credit agreement bearing interest at 2.5% over the bank's daily adjustable rate, which was 7.75% at December 31,
1998. The note is collateralized by certain equipment and patented and unpatented mining claims in Sanders County, Montana. The maximum borrowing under the line of credit is $50,000. Principal and accrued interest is due at maturity on August 1, 1999 and is personally guaranteed
by John C. Lawrence.                                                             49,330

Note payable under a revolving line-of-credit agreement bearing interest at 2.5% over the bank's daily or adjustable (as before) rate, which was 7.75% at December 31, 1998. The note is collateralized by certain equipment and patented and unpatented mining claims in Sanders
County,Montana. The maximum borrowing under the line of credit is
$75,000. Principal and accrued interest is due at maturity on
September 1, 1999 and is personally guaranteed by John C. Lawrence.
                                                                                 75,000
                                                                                -------
                                                                                266,810
                                                    Less current portion        160,017
                                                                                -------
                                                    Noncurrent portion         $106,793
                                                                                =======

Based on the interest rates in effect at December 31, 1998, principal payments on the notes payable to bank are due as follows:

                         Year Ending
                         December 31,

                    1999        $160,017
                    2000          39,817
                    2001          44,424
                    2002          22,552
                                --------
                                $266,810
                                ========


     9.     Debentures Payable:

     On April 15, 1985 and May 2, 1988, the Company issued $300,000 of convertible debentures and $350,000 of subordinated convertible debentures, respectively. Both debenture issues were unsecured, convertible into common stock of the Company at any time prior to their maturity date and required semiannual interest payments of 10%. At December 31, 1996, the Company had amounts due the Walter L. Maguire 1935 Trust, an entity whose beneficiaries include Walter L. Maguire, Sr., and Walter L. Maguire, Jr., stockholders of the Company, totaling $335,000 in the form of $200,000 in convertible debentures and $135,000 in subordinated convertible debentures. Walter L. Maguire, Sr., is also a director of the Company. The Company also had $315,000 of convertible and subordinated convertible debentures outstanding to other stockholders and individuals at December 31, 1996.

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

        Tendering debenture holders had the option of:

 (i) receiving a pro rata portion of quarterly cash payments for up to 30% of accrued interest on tendered debentures from a $5,000 monthly "sinking fund" to be established by the Company, or

(ii) converting all or a portion of such accrued interest into Series C preferred shares and receiving warrants to purchase common stock of the Company for each $0.55 of accrued interest which was converted to Series C shares in excess of the 70% threshold. ( see Note 12).

     Pursuant to the Offer, tenders of debentures could be withdrawn at any time prior to the December 31, 1997 expiration date.

      The terms of the Offer included that the Company would purchase, convert and pay for (by issuance of Series C preferred shares and warrants, as applicable) all debentures and debts validly tendered. Unless the Company failed to issue the Series C shares and/or warrants upon surrender of debentures, any debentures properly tendered pursuant to the Offer and accepted for conversion would cease to accrue interest after December 31, 1996. Any debentures not surrendered in the Offer (or surrendered or withdrawn prior to the expiration date) would remain defaulted obligations of the Company.

The offer was also extended to current and former directors who had loaned money to the Company, and to certain vendors who had past due accounts owed by the Company. The table below summarizes tenders received by the Company prior to the expiration of the Offer, and the Series C shares and warrants issued.

                                                            Shares of
                                                             Series C
     Debt                                            Debt  Preferred stock  Warrants
     Description                                    Amount     Issued        Issued
Subordinated Convertible Debenture Principal      $215,000     390,909
Accrued interest as of December 31, 1996 (1)       165,816     301,484      90,445

Convertible Debenture Principal                    100,000     181,818
Accrued interest as of December 31, 1996 (2)        53,987      98,158

Principal amount due John C. Lawrence, director    511,060     929,200
Accrued interest as of December 31, 1996 (1)       285,652     519,367     155,810

Principal amount due Robert A. Rice, director       28,768      52,305
Accrued interest as of December 31, 1996 (1)         5,686      10,338       3,101

Principal amount due Walter L. Maguire,
Sr.,director(3)                                     27,000      49,091

Account payable due a vendor (3)                    15,450      28,092
                                                 ---------   ---------     -------
                                                $1,408,419   2,560,762      249,356
                                        	        =========   =========     =======

     (1)100% of the accrued interest as of December 31, 1996 related to this debt was converted to
Series C preferred stock and warrants.

     (2)70% of the accrued interest as of December 31, 1996 related to this debt was converted to Series C preferred stock. The balance of accrued interest ($23,140) is to be paid in equal monthly installments from a monthly "sinking fund" to be established by the Company (see Note 12). At December 31, 1998, the Company had not established a "sinking fund," but had made payments directly totaling $5,000 on the balance.

     (3)Non-interest bearing

     The Company recorded the issuance of the 2,560,762 shares of Series C preferred stock at the average of the bid/ask price of the Company's common stock at December 31, 1997, as quoted by Empire Securities of Spokane, Washington. The valuation was based on the average bid/ask price of the Company's common stock since no market exists for the Series C preferred stock and it is convertible into common stock on a share for share basis. In connection with the issuance of Series C preferred stock and warrants, the Company recorded an extraordinary gain of $910,867, net of income tax.

At December 31, 1998 and 1997, $200,000 of convertible debentures and $135,000 of subordinated convertible debentures due to the Walter L. Maguire 1935 Trust, plus accrued interest thereon, remained in default.

On April 8, 1998, the Walter L. Maguire 1935-1 Trust filed an action (See Note
16) in the Twentieth Judicial District Court of Sanders County, Montana against the Company seeking to recover principal and interest due on defaulted convertible and subordinated convertible debentures held by the Trust.

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

     The venture developed a mine and mill at the property and began gold production in 1991. The mine did not operate profitably and Hamilton continued to advance cash to the Company to maintain operations. In December 1994, the Company attempted to quantify and clarify amounts due Hamilton for his advances to the Company and for previous debt and stock price guarantees without success.

     On August 1, 1995, the Company filed a complaint in the United States District Court of Idaho against Hamilton and BumbleBee. The complaint sought declaratory and injunctive relief from a judicial determination by the court of the amounts due and owing Hamilton and BumbleBee and of the effect of various debt and repayment agreements between the Company and Hamilton.

     On November 15, 1995, the action was settled and Hamilton's obligation was determined to be $1,800,000, which included $500,000 for the purchase of Hamilton's 40% net profits interest in the Yellow Jacket mine. The unsecured debt accrues interest at 7.5% per annum, and was originally payable from 10% of the Company's gross sales from all operations and requires a minimum payment of $150,000 annually, including interest. On March 31, 1999, the Note Payable was amended to be payable from 3% of the Company's gross sales and require minimum payments, including interest, of $200,000 annually.

The settlement agreement released all security interests Hamilton had in the Company's real and personal properties, recovered 916,667 shares of Series B preferred stock and two patented mining claims held by him as security and terminated the Yellow Jacket venture agreement with BumbleBee.

     The settlement agreement also extinguished all previous stock price guarantees to Hamilton and required his surrender of 150,000 shares of the Company's common stock to the Company. In connection with the settlement, the Company canceled warrants granted to Hamilton to purchase 500,000 shares of common stock at $.25 per share and issued Hamilton 500,000 shares of the Company's unregistered common stock in connection with the purchase of his 40% net profits interest in the Yellow Jacket property. Based on the minimum annual $200,000 payment requirement, principal payments on the Hamilton note payable are due as follows:

                         Year Ending
                         December 31,

                    1999         $83,157
                    2000          89,613
                    2001          96,576
                    2002         104,067
                    2003         112,145
                 Thereafter    1,110,001
                               ---------
                              $1,595,559
                               =========

Interest expense paid to Mr. Hamilton, a stockholder, during the years ended December 31, 1998 and 1997 was $127,957 and $121,492, respectively.

     11. Accrued Interest Payable:

          Accrued interest payable at December 31, 1998 and 1997 was comprised solely of accrued interest on debentures payable of $348,747 and $320,287, respectively.

The total includes accrued interest of $330,648 and $297,148 at December 31, 1998 and 1997, respectively, on debentures owed to the Walter L. Maguire 1935 Trust, of which Walter L. Maguire, Sr. (director until 1998 and a stockholder) and Walter L. Maguire, Jr., (former director and a stockholder) are beneficiaries.

Interest expense incurred on debentures owed to the Walter L. Maguire 1935 Trust was $33,500 for each of the years ended December 31, 1998 and 1997.

12. Stockholders' Deficit:

          Stock Warrants

     The Company's Board of Directors has the authority to issue incentive stock warrants for the purchase of common stock to directors and employees of the Company. The Company has also issued warrants in exchange for services rendered the Company and in settlement of certain litigation.

          Transactions in stock warrants are as follows:

                                     Number of                          Expiration
                                     Warrants        Option Prices      Date


Balance, December 31, 1996            225,000         $0.50-$0.70

Warrants issued in connection with
   debt converted to Series C
   preferred stock                    249,356            $0.70          (B)
Warrants issued in connection with
   stock sales                        420,000            $0.80          (A)
                                      -------
Balance, December 31, 1997            894,356         $0.50-$0.80

Warrants issued in connection with
   stock sale                         100,000             $0.50         (C)
Warrants issued in connection with
   stock sale                         100,000             $0.25         (D)
                                      --------
Balance, December 31, 1998          1,094,356           $0.25-$0.80
                                    ==========

     (A)Warrants are exercisable on or before March 18, 2000.
     (B)Warrants are exercisable on or before December 31, 2000.
     (C)60,000 warrants are exercisable on or before February 17, 2001, and 40,000 are exercisable on or before January 12, 2001.
     (D)Warrants are exercisable on or before July 28, 2001.

          During 1997, the Company issued 249,356 warrants in connection with the conversion of certain debts owed by the Company (see Note 9). The rights, preferences, privileges and limitations of the warrants issued upon conversion of debt are set forth below:

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

           Antidilution Provisions. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations or reclassification of common stock, or sale by the Company of shares of its common stock (or other securities convertible into or exercisable for common stock) at a price per share or share equivalent below the then-applicable exercise price of the warrants or the then-current market price of the common stock. Additionally, an adjustment would be made in the case of a reclassification or exchange of common stock, consolidation or merger of the Company with or into another corporation, or sale of all or substantially all of the assets of the Company, in order to enable warrant holders to acquire the kind and number of shares of stock or other securities or property by a holder of that number of shares of common stock that would have been issued upon exercise of the warrant immediately prior to such event.

No adjustment to the exercise price of the shares subject to the warrants will be made for dividends (other than stock dividends), if any, paid on the common stock or for securities issued to employees, consultants or directors pursuant to plans and arrangements approved by the Board of Directors and securities issued to lending or leasing institutions approved by the Board of Directors.

               Issuance of Common Stock for Cash

     During the years ended December 31, 1998 and 1997, the Company sold 300,000 and 420,000 shares of its unregistered common stock and warrants for $75,000 and $210,000, respectively.

     As part of total stock sales made during the years ended December 31, 1998 and 1997, the Company sold 200,000 and 210,000 of its unregistered common stock and warrants to Walter L. Maguire Sr., and parties related to him, for $50,000 and $210,000, respectively. Mr. Maguire is a stockholder and was a director of the Company until December, 31, 1998.

          Issuance of Common Stock in Exchange for Services

	During the years ended December 31, 1998 and 1997, the Company issued 12,000 and 18,000 shares, respectively, of its unregistered common stock to directors of the Company as compensation for their duties as directors (see Note 15). These shares were valued at 75% of the approximate market value of the stock at the time they were issued.

During 1999, the Board of Directors issued 23,491 shares of its unregistered common stock to the grandson of Robert L. Rice, a director and stockholder, in exchange for services rendered to the Company. The shares were valued at 75% of the approximate market value of the stock at the time they were issued.
The Company recognized the issuance during the year ended December 31, 1998 since the services were provided to the Company prior to year-end.

      Issuance of Common Stock for Note Receivable

During 1998, the Company issued Robert L. Rice, a director and stockholder, 25,000 shares of its unregistered common stock in exchange for a $5,000 note receivable. The note was satisfied in 1998 when Mr. Rice transferred certain equipment to the company as payment (See Note 15).

          Preferred Stock

          The Company's Articles of Incorporation authorize 10,000,000 shares of $.01 par value preferred stock. Subject to amounts of outstanding preferred stock, additional shares of preferred stock can be issued with such rights and preferences, including voting rights, as the Board of Directors shall determine.

          During 1986, Series A restricted preferred stock was established by the Board of Directors. These shares are nonconvertible, nonredeemable and are entitled to a $1.00 per share per year cumulative dividend. Series A preferred stockholders have voting rights for directors only and a total liquidation preference equal to $45,000 plus dividends in arrears. At December 31, 1998, cumulative dividends in arrears amounted to $56,250, or $12.50 per share.

          During 1993, Series B restricted preferred stock was established by the Board of Directors and 1,666,667 shares were issued in connection with the final settlement of litigation related to the nonpayment of royalties under a sublease contract. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock, has no voting rights and is entitled to cumulative dividends of $.01 per share per year when and if declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B restricted preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. In 1995, 916,667 shares of Series B preferred stock were surrendered to the Company in connection with the settlement of litigation against Bobby C. Hamilton (see Note 10). At December 31, 1998, cumulative dividends in arrears were $37,500, or $0.05 per share.

     During 1997, the Company issued 2,560,762 shares of Series C preferred stock in connection with the conversion of certain debts owed by the Company (see Note 9). The rights, preferences, privileges and limitations of the Series C preferred shares issued upon conversion of debt are set forth below:

Designation. The class of Convertible Preferred Stock, Series C, $0.01 par value per share, shall consist of up to 3.8 million shares of the Company.

Optional Conversion. A holder of Series C preferred shares shall have the right to convert the Series C shares, at the option of the holder, at any time within 18 months following issuance, into shares of common stock at the ratio of 1:1, subject to adjustment as provided below.

Voting Rights. The holders of Series C preferred shares shall have the right to that number of votes equal to the number of shares of common stock issuable upon conversion of such Series C preferred shares.

Liquidation Preference. In the event of any liquidation or winding up of the Company, the holders of Series C preferred shares shall be entitled to receive as a preference over the holders of common stock an amount per share equal to $0.55, subject to the preferences of the holders of the Company's outstanding Series A and Series B preferred stock.

Registration Rights. Twenty percent (20%) of the underlying common stock issuable upon conversion of the Series C preferred shares shall be entitled to "piggyback" registration rights when, and if, the Company files a registration statement for its securities or the securities of any other stockholder.

     Redemption. The Series C preferred shares are not redeemable by the Company.

Antidilution Provisions. The conversion price of the Series C shares shall be subject to adjustments to prevent dilution in the event that the Company issues additional shares at a purchase price less than the applicable conversion price (other than shares issued to employees, consultants and directors pursuant to plans and arrangements approved by the Board of Directors, and securities issued to lending or leasing institutions approved by the Board of Directors). In such event, the conversion price shall be adjusted according to a weighted-average formula, provided that a holder of Series C shares purchases his pro rata share of the securities being sold in the dilutive financing. The initial conversion price for the Series C shares shall be $0.55.

Protective Provisions. The consent of a majority interest of the holders of Series C preferred shares shall be required for any action which (i) alters or changes the rights, preferences or privileges of the Series C shares materially and adversely; or (ii) creates any new class of shares having preference over or being on a parity with the Series C shares.

  13.    Income Taxes:

The components of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                        1998               1997

 Net operating losses               $2,646,065         $2,487,396
 Depreciation of properties,
 plants and equipment                   19,979              1,270
 Accrued reclamation costs             171,112            109,225
                                     ---------          ---------
 Total deferred tax assets           2,837,156          2,597,891
 Less valuation allowance           (2,837,156)        (2,597,891)
                                     ---------          ---------
                                     $   0              $   0
                                     =========          ==========

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Although the Company has significant deferred tax assets, principally in the form of net operating loss carryforwards, its ability to generate future taxable income to realize the benefit of these assets will depend primarily the attainment of a consistent level of overall profitability from operations. The market, capital and environmental factors associated with realizing this goal are considerable and uncertain. Therefore, management believes that a full valuation allowance of the net deferred tax assets is appropriate at December 31, 1998 and 1997. However, if estimates of future taxable income change, the valuation allowance could change in the future.

     The change in the valuation allowance for the years ended December 31, 1998 and 1997 is as follows:

    Balance, December 31, 1996            $2,711,795
      Decrease due to utilization
      of net operating loss
      carryforwards                         (113,904)
                                           ---------
    Balance, December 31, 1997             2,597,891
      Increase due to non-
      utilization of net operating
      loss carryforwards                     239,265
                                           ----------
    Balance, December 31, 1998            $2,837,156
                                           ==========

     During the year ended December 31, 1998, the Company generated a net operating loss of approximately $467,000 for federal income tax purposes. During the year ended December 31, 1997, the Company utilized approximately $284,000 of net operating loss carryforwards for federal income tax purposes.

     At December 31, 1998, the Company had the following regular tax basis net operating loss carryforwards:

               Expiring in

               2000       $2,471,416
               2001          916,998
               2002          715,731
               2003          866,362
               2004          568,416
               2005          715,049
               2006          512,877
               2007          154,235
               2011          394,788
               2018          466,672
                             -------
                          $7,782,544
                           =========

       At December 31, 1998, the Company had net operating loss carryforwards for alternative minimum tax purposes of approximately $7.4 million.

   14. Loss Per Common Share:

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS') computations for the years ended December 31, 1998 and 1997:



                                         1998


                                                        Per Share
                                Loss       Shares        Amounts
 Basic EPS:

 Net Loss                      $(468,427) 13,309,379   $(0.04)
 Effect of Dilutive
 Securities

 Common stock warrants (1)
 Series C preferred stock (2)              2,594,825     0.01
 Diluted EPS:
                                --------- ----------     ----
 Net loss                      $(468,427) 15,904,204   $(0.03)
                                ========= ==========     ====


                                            1997

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
                                ========= ==========    ======



(1) Common stock warrants totaling 1,094,356 and 894,356 outstanding during 1998 and 1997, respectively, were not included in the computation of diluted EPS at December 31, 1998 or 1997 because the various exercise prices of the warrants were greater than the average market price of the Company's common stock.

(2) Series C preferred stock is convertible into common stock of the company
on a share-for-share   basis.  The effect on the computation of diluted
weighted average shares outstanding is based upon the potential conversion of the shares into common stock for the period of time the preferred shares were outstanding and the effect of Series C preferred stock anti-dilution provisions.

15. Related-Party Transactions:

In addition to transactions described in Notes 7, 9, 10, 11, 12, and 16 during 1998 and 1997, the Company had the following transactions with related parties:
         . During 1998 and 1997, the Company issued 12,000 and 18,000 shares, respectively, of its unregisterd common stock to certain members of the Board of Directors for their duties as directors. The issuance represented an award of 6,000 shares per year per director eligible to receive the award. The issuances have been recorded in the consolidated financial statements as if they were issued in the year they were earned. The stock awards were recorded as compensation expense based upon the estimated value of the stock at the date of issuance.

         . At December 31, 1998, the Company owed Walter L. Maguire, Jr., a stockholder and former director, $32,923 for amounts advanced to the Company by Mr. Maguire. Annual interest expense related to these notes was $1,790 for
both 1998 and 1997.   In 1996, a company controlled by Mr. Maguire sold the
Company packaging materials at a cost of $32,066. At December 31, 1998, the Company owed Mr. Maguire's company $5,497, representing the unpaid balance on this purchase.

         . During 1998, Robert L. Rice, a director and stockholder, exchanged certain equipment for a $5,000 note receivable due the Company.

         . In February 1999, the Board of Directors nominated Leo Jackson to serve as a director in the place of Walter L. Maguire, Sr., who had resigned from the Board on December 31, 1998. Mr. Jackson is a stockholder of the Company and owns 31.4% of Production Minerals Inc., a company that has an indirect interest of 25% in the stock of USAMSA.

   16. Commitments and Contingencies:

     Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product at the Preachers Cove mill, which was located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. The Company has been reclaiming the property and as of December 31, 1998, the cyanide solution discharge was complete, the mill removed, and a majority of the cyanide leach residue disposed of. The Company anticipates having reclamation at the property completed in 2000.

     In 1996, the Idaho Department of Environmental Quality requested that the Company sign a consent decree related to completing the reclamation and
remediation at the Preachers      Cove mill, which the Company signed in
December 1996. Estimated costs to reclaim this property have been accrued at December 31, 1998 and 1997. At December 31, 1998, the liability for remaining estimated costs to complete remediation at the site was $116,028.

     On August 21, 1998, citations and a Notice of Failure to Correct Alleged Violations were issued to the Company by the U.S. Department of Labor's Occupational Safety and Health Administration ("OSHA") for violations occurring at the Company's antimony plant near Thompson Falls, Montana. The citations, with fines totaling $115,800, were contested by the Company on September 11, 1998. On November 18, 1998, the U.S. Department of Labor filed a complaint with the Occupational Safety and Health Review Commission (Docket No. 98-1595) requesting that the Commission not vacate the citations and Notice of Failure to Correct Alleged Violations. The case went to a hearing in March, 1999. The fines in have been accrued for in the financial statements. Management believes, however, that the dollar amount of the citations will be substantially reduced.

On April 8, 1998, Ronald Michael Meneo, Trustee of the Walter L. Maguire 1935-1 Trust ("The Trust"), filed an action in the Twentieth Judicial District Court of Sanders County, Montana against the Company. The action seeks to recover principal amounts totaling $335,000 due on defaulted convertible and subordinated convertible debentures held by The Trust. The action also seeks to recover accrued interest on the principal amounts of the debentures at the rate of 10% per annum that was due on the maturity dates of the debentures, interest at 10% on all principal and interest due on the debentures accruing from the dates of maturity to the present, and all amounts relating to The Trust's legal fees incurred in bringing the action.

     On June 26, 1998, the Company filed an Answer, Counterclaim, and request for Jury Trial in the Twentieth Judicial District Court of Sanders County, Montana, in response to the action filed on April 8, 1998. In the filing the Company denied The Trust's complaint and alleged a counterclaim against the Trust, citing breach of contract and breach of implied covenant of good faith and fair dealing.

On July 15, 1998, the Company filed an action in the Twentieth Judicial District Court of Sanders County, Montana, against Walter L. Maguire Sr., a
director during 1998 and stockholder.     The complaint  alleges damages
suffered by the Company as a result of Mr. Maguire's actions described in three counts: 1) Breach of Director Duties,2) Conspiracy, and 3) Constructive Fraud.

     The allegations set forth in the complaint describe Mr. Maguire's alleged representations that he controlled the Walter L. Maguire 1935-1 Trust, and led the Company and other shareholders to detrimentally believe that certain defaulted debentures held by the Trust would be converted to Series C Preferred Stock in accordance with an Offer to Purchase dated November 21, 1997, that was submitted to the Trust and other debt holders. The complaint seeks damages of $1,500,000 and a further amount to be proven at trial. Discovery is proceeding against The Trust and the Company is vigorously defending against the original complaint, as well as prosecuting the counterclaim against The Trust.

On October 13, 1998, Mr. Maguire responded to the action filed on July 15, 1998, by filing an Answer, Counterclaim and Third-Party Complaint in the Twentieth Judicial District Court of Sanders County, Montana, against the Company and (third party) John C. Lawrence, the Company's president and a director and shareholder. Mr. Maguire's counterclaim and third party complaint alleges damages described in separate counts of libel and slander suffered as a result of accusations made by the Company and Mr. Lawrence.
Mr. Maguire's action requests an award for actual and punitive damages in amounts to be proven at trial. The Company has filed a pending motion to dismiss Mr. Maguire's libel and slander claims, and is separately pursuing its action against Mr. Maguire.

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

The carrying amounts for cash, restricted cash, accounts receivable, accounts payable and accrued expenses are a reasonable estimate of their fair values. The fair value of amounts due to related parties and judgments payable approximate their carrying values of $37,635 and $164,084, respectively, at December 31, 1998, and $31,707 and $142,937, respectively, at December 31, 1997, based upon the contractual cash flow requirements.

It is not practicable to estimate the fair value of the $1.6 million note payable to Bobby C. Hamilton. The payments are based upon future revenues, which are uncertain. There are no similar financial instruments in the market to which the value can be compared. It is also not practicable to estimate the fair value of the $335,000 debentures which are in default. However, management believes that the fair value of these debentures is significantly lower than their carrying value.