Form 10QSB
period 1999-03-31
UNITED STATES ANTIMONY CORP
filed 1999-06-02
CIK 101538

UNITED STATES
			           	SECURITIES AND EXCHANGE COMMISSION
				                	Washington, D.C. 20549

                   						FORM 10-QSB




(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 (fee required)
			For the quarterly period ended March 31, 1999

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (no fee required)

                 				For the transition period__to__


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

YES [X]   No [ ]


At May 20, 1999, the registrant had outstanding 13,450,725 shares of par value $.01 common stock.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements and Supplementary Data

United States Antimony Corporation and Subsidiary
Consolidated Balance Sheets

                                                     (Unaudited)
                                                      March 31,        December 31,

			                                                				  1999              1998
                                        ASSETS
Current assets:
     Restricted cash                                $     222         $     221
     Inventories                                      363,113           365,398
                                                      -------           -------
		Total current assets                                363,335           365,619

Properties, plants and equipment, net                 477,809           515,392
Restricted cash for reclamation bonds                 178,986           178,986
                                                      -------           -------
            Total assets                           $1,020,130        $1,059,997
                                                    =========         =========

				LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Checks issued and payable                       $ 46,324          $ 31,089
     Accounts payable                                 311,763           256,373
     Accrued payroll and property taxes               159,677           168,482
     Accrued payroll and other                         71,085            61,999
     Judgments payable                                164,660           164,084
     Accrued debenture interest payable               354,662           348,787
     Due to related parties                            33,955            37,635
     Notes payable to bank, current                   171,330           160,017
     Note payable to Bobby C. Hamilton, current        84,726            83,157
     Debentures payable                               335,000           335,000
     Accrued reclamation costs, current               222,453           222,453
                                                      -------           -------
		 Total current liabilities                        1,955,635         1,869,076

Notes payable to bank, noncurrent                      87,472           106,793
Note payable to Bobby C. Hamilton, noncurrent       1,496,732         1,512,402
Accrued reclamation costs, noncurrent                 280,819           280,819
                                                      -------           -------
             Total liabilities                      3,820,658         3,769,090
                                                    ---------         ---------
Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $.01 par value,
     10,000,000 shares authorized:
     Series A: 4,500 shares issued and outstanding
    (liquidation preference $101,250,
     at December 31, 1998)                                45                45

     Series B: 750,000 shares issued and outstanding
    (liquidation preference $787,500,
     at December 31, 1998)                             7,500             7,500

     Series C: 2,560,762 shares issued and outstanding
    (liquidation preference $1,408,419,
     at December 31, 1998)                            25,608            25,608

     Common stock, $.01 par value,
     20,000,000 shares authorized;
     13,450,725 and 13,425,925 shares
     issued and outstanding                          134,507           134,259
     Additional paid-in capital                   14,081,262        14,079,260
     Accumulated deficit                         (17,049,450)      (16,955,765)
                                                  ----------        ----------
               Total stockholders' deficit        (2,800,528)       (2,709,093)
                                                  ----------        ----------
Total liabilities and stockholders'deficit       $ 1,020,130       $ 1,059,997
                                                  ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements


United States Antimony Corporation and Subsidiary
Consolidated Statements of Operations
for the three-month periods ended March 31, 1999 and 1998 (Unaudited)



                                                   March 31,          March 31,
                                                     1999                1998
Revenues:
     Sales of antimony products and other         $ 690,302          $ 919,724
     Cost of antimony production and other          617,375            829,896
                                                    -------            -------
Gross profit                                         72,927             89,828

Other operating expenses:
     Exploration and evaluations                     33,272             30,108
     Care-and-maintenance - Yellow Jacket            38,864             74,302
     General and administrative                      62,120             58,019
                                                    -------            -------
                                                    134,256            162,429
                                                    -------            -------
Other (income) expense:
     Interest expense                                51,142             48,287
     Interest income and other                       (2,346)            (2,523)
     Gain on accounts payable write off             (16,440)
                                                    -------            -------
                                                     32,356             45,764
                                                    -------            -------
Net loss                                           $ 93,685          $ 118,365
                                                    =======            =======
Basic net loss per share of common stock           $   .01           $    .01
                                                    =======            =======
Diluted net loss per share of common stock         $   .01           $    .01
                                                    =======            =======
Basic weighted average shares outstanding         13,439,427         13,159,865
                                                  ==========         ==========
Diluted weighted average shares outstanding       16,034,252         15,720,627
                                                  ==========         ==========





The accompanying notes are an integral part of the consolidated financial statements



United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows
for the three-month periods ended March 31, 1999 and 1998 (Unaudited)


                                                      March 31,        March 31,
                                                        1999             1998
Cash flows from operating activities:
     Net loss                                        $ (93,685)      $ (118,365)
     Adjustments to reconcile net loss
     to net cash provided by
          (used in) operations:
               Depreciation                             37,583           39,113
               Issuance of stock to employees
               as compensation                           1,050
          Gain on accounts payable write off           (16,440)
               Change in:
                    Restricted cash                         (1)          15,065
                    Inventories                          2,285          (12,267)
                    Prepaid expenses                                     (3,753)
                    Accounts payable                    71,830            1,993
                    Accrued payroll and property taxes  (7,605)           8,512
                    Accrued payroll and other            9,086           27,420
                    Judgments payable                      576              115
                    Accrued debenture interest payable   5,875            8,375
                    Payable to related parties          (3,680)           4,070
                                                       -------           -------
	Net cash provided by (used in) operations:              6,874          (29,722)
                                                       -------           -------
Cash flows from investing activities:
       Purchase of properties, plant and equipment         0            (19,983)
                                                       -------           -------
	Net cash used in investing activities                     0            (19,983)
                                                       -------           -------
Cash flows from financing activities:
     Proceeds from issuance of common
     stock and warrants                                                  50,000
     Proceeds from notes payable to bank                                  4,845
     Payments on notes payable to bank                  (8,008)
     Increase in checks issued and payable              15,235            1,754
     Payments on note payable to Bobby C. Hamilton     (14,101)          (6,894)
                                                       -------           -------
      Net cash provided by (used in)
      financing activities                              (6,874)           49,705
                                                        -------           -------
Net change  in cash                                         0                 0
Cash, beginning of period                                   0                 0
                                                        -------           -------
Cash, end of period                                    $    0           $     0
                                                        =======           =======
Supplemental disclosures:
     Cash paid during the period  for interest          $38,548           $38,912
                                                        =======           =======
     Noncash financing activities:
     Common stock issued in exchange for note receivable                  $ 5,000
                                                                          =======

The accompanying notes are an integral part of the consolidated financial statements.


PART I - FINANCIAL INFORMATION, CONTINUED:

UNITED STATES ANTIMONY CORPORATION and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Notes to December 31, 1998 consolidated financial statements:

The notes to the consolidated financial statements as of December 31, 1998, as set forth in the Company's 1998 Annual Report on Form 10-KSB, substantially apply to these interim consolidated financial statements and are not repeated here.

2. Adjustments to financial statements:

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1998, was derived from the audited consolidated balance sheet referred to in Note 1 above. Certain consolidated financial statement amounts for the three-month period ended March 31, 1998, have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

3. Commitments and contingencies:

Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product at the Preachers Cove mill, which is located nine miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. In 1996, the Company signed a consent decree with the Idaho Department of Environmental Quality relating to completing the reclamation and remediation at the Preachers Cove mill. The Company believes the cleanup will be complete sometime by 2000.

On August 21, 1998, citations and a Notice of Failure to Correct Alleged Violations were issued by the U.S. Department of Labor's Occupational Safety and Health Administration ("OSHA") to the Company for violations occurring at the Company's antimony plant near Thompson Falls, Montana. The citations, with fines totaling $115,800, were contested by the Company on September 11, 1998. On November 18, 1998, the U.S. Department of Labor filed a complaint with the Occupational Safety and Health Review Commission (Docket No. 98-1595) requesting that the Commission not vacate the citations and Notice of Failure to Correct Alleged Violations. The case went to hearing in March, 1999, the Company anticipates a substantial reduction in the fines levied.

4. Loss per common share:

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three-month periods ended March 31, 1999 and 1998.



                                            March 31, 1999

                                                             Per share

                                         Loss      Shares     Amounts
          Basic EPS:
          Loss                         $93,685   13,439,427    $0.01
          Common stock warrants (1)
          Series C preferred stock(2)             2,594,825
          Diluted EPS:                 -------   ----------    ------
          Loss                         $93,685   16,034,252    $0.01

                                       =======   ==========    ======


                                            March 31, 1998

                                                             Per share

                                         Loss      Shares     Amounts
          Basic EPS:
          Loss                         $118,365   13,159,865    $0.01
          Common stock warrants (1)
          Series C preferred stock(2)              2,560,762
          Diluted EPS:                 --------   ----------    ------
          Loss                         $118,365   15,720,627    $0.01

                                       ========   ==========    ======

(1) Common stock warrants totaling 1,344,356 and 994,356 outstanding during 1999 and 1998, respectively, were not included in the computation of diluted EPS at March 31, 1999 or 1998 because the various exercise prices of the warrants were greater than the average market price of the Company's common stock.

(2) Series C preferred stock is convertible into common stock of the company
on a share-for-share   basis.  The effect on the computation of diluted
weighted average shares outstanding is based upon the potential conversion of the shares into common stock for the period of time the preferred shares were outstanding and the antidilutive provisions of the Series C shares.


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

ITEM 2. Management's Discussion and Analysis of Results of
       Operations and Financial Condition, Continued:

     Results of Operations

The Company's operations resulted in a net loss of $93,685 for the three-month period ended March 31, 1999 compared with a net loss of $118,365 for the three-month period ended March 31, 1998.

Total revenues from antimony product sales for the first three months of 1999 were $690,302 compared with $919,724 for the comparable period in 1998, a
decrease of $229,422.   The decrease in revenues during 1999 was due to a
decrease in antimony product sales and sales prices in the first quarter of 1999 compared to the first quarter of 1998. Sales of antimony products during the first three months of 1999 consisted of 684,322 pounds at an average sale price of $1.01 per pound. During the first quarter of 1998 sales of antimony products consisted of 781,793 pounds at an average sale price of $1.18 per
pound.   The decrease in sale prices of antimony products from the  first quarter of 1998 to the first quarter of 1999 is the result of a corresponding decrease in antimony metal prices. Gross profit from antimony sales during the first three months of 1999 was $72,927, compared with gross profit of $89,828 during the first three months of 1998. The decrease in gross profit during the first quarter of 1999 compared to the comparable quarter of 1998, is primarily due to a credit issued to a customer of approximately $63,000 included in cost of sales during the first quarter of 1999.

During the first quarter of 1999 the Company reported 50% of total antimony sales made by BCS, its sales affiliate, and the Company. Total sales of antimony products by both companies was $1,380,603 or 1,368,644 pounds during the first three months of 1999. Substantially all of the antimony products sold were produced at the Company's plant near Thompson Falls, Montana. In March of 1999, the Company notified BCS that it was canceling certain operating agreements relating to the sales of antimony products and sharing of profits. In connection with the cancellation, the Company agreed to purchase BCS's share of antimony products inventory and operate the production and sales of antimony products independently. On March 31, 1999, the Company consummated the transaction and began operating the antimony business on its own.

In August 1996, the Company discontinued gold mining operations at Yellow Jacket due to recurring operating losses, and placed the property on a care-and-maintenance status. Concurrently, the Company began an underground exploration program. During 1998, the Company notified certain Yellow Jacket royalty holders that its exploration efforts to date, have been unsuccessful and that if positive results did not occur from exploration drilling at Yellow Jacket during 1999 it would terminate its exploration program and pursue reclamation of the property. As a result, one royalty holder agreed to suspend royalty payments until such time an economically viable mineralized body is encountered and production resumes. Another royalty holder is expected to suspend payments similarly. Accordingly, the company did not accrue any minimum royalty payments due these royalty holders during the first quarter of 1999.

Costs related to the care-and-maintenance of Yellow Jacket were $38,864 for the three-month period ended March 31, 1999, compared with costs of $74,302 during the three-month period ended March 31, 1998. The decrease was primarily due to the non-accrual of minimum royalty payments during the first quarter of 1999, as discussed above. Costs related to exploration and evaluation at Yellow Jacket were $33,272 for the three-month period ended March 31, 1999, compared with comparable costs of $30,108 during the three-month period ended March 31, 1998.

General and administrative expenses increased $4,101 during the first three months of 1999 as compared to the first three months of 1998. The increase was principally due to increased legal and professional fees incurred during the first quarter of 1999 related to the Maguire litigation, compared to the first quarter of 1998.

ITEM 2. Management's Discussion and Analysis of Results of
      Operations and Financial Condition, Continued:

Interest expense was $51,142 during three-month period ended March 31,1999, compared to $48,287 for the first quarter of 1998. The increase in interest expense is primarily due to interest costs accrued on delinquent payroll taxes in the first quarter of 1999 compared to that of 1998.

Interest  income was $2,346 during the three-month period ended
March 31, 1999, compared to $2,523 for the same period in 1998.

During the first quarter of 1999 a gain of $16,440, resulting from the write off of certain accounts payable was recognized, no such gain was recognized for the comparable quarter of 1998.


Financial Condition and Liquidity

At March 31, 1999, Company assets totaled $1,020,130, and there was a stockholders' deficit of $2,800,528. The stockholders' deficit increased $91,435 from December 31, 1998, primarily due to the net loss incurred during the first quarter of 1999. In order to continue as a going concern, the Company is dependent upon (1) profitable operations from the antimony division, (2) short and long-term debt financing, and (3) continued availability of equity financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. There can be no assurance that management will be successful in its plans to improve the financial condition of the Company.

Cash provided by operating activities during the first three months of 1999 was $6,874 compared with cash used of $29,722 during the first three months of 1998. The change in cash from operations from the first quarter of 1999 compared to the same period in 1998 was primarily due to a decrease in net loss and increase in accounts payable during the first quarter of 1999 as compared to the first quarter of 1998. No cash was used in investing activities during the first quarter of 1999 compared to $19,982 used in investing activities related to investment in antimony plant and equipment during the first quarter of 1998.

Cash provided by financing activities was $49,705 during the first quarter of 1998 compared to $6,874 of cash used by financing activities during the comparable period of 1999. The change in cash from financing activities is principally due to the absence of stock and warrant sales and increased principal payments to Bobby C. Hamilton and notes payable to bank during the first quarter of 1999 as compared to the first quarter of 1998.
In 1997, the Company exchanged a convertible debenture for Series C preferred stock. In connection with the exchange, the Company was required to establish a "sinking fund" to pay a percentage of accrued interest due on the debenture. To date, the sinking fund has not been formally established, but payments of $7,500 have been made on the original balance due of $23,140. The Company believes that funding will continue to be available to fully retire the obligation in the months ahead.

 Other significant financial commitments for future periods will include:

            Servicing notes payable to bank.

            Servicing the Bobby C. Hamilton note payable.

            Keeping current on property, payroll, and income tax liabilities and accounts payable.

            Fulfilling responsibilities with environmental, labor safety and securities regulatory agencies.

During the second quarter of 1999, the Company began to operate its antimony business independent of any affiliated sales company. Since 1991 the Company had shared its profits on a 50/50 basis with sales affiliates, HoltraChem, and later BCS. The Company anticipates an increase in its overall profitability in the antimony business as a result of the change. This increase in profitability will assist the Company in meeting its obligations. There can be no assurances, however, the Company will be successful in operating the antimony business independent of a sales company, although the first few months of operating independently have been successful.

In connection with terminating its relationship with BCS, the Company negotiated an accounts receivable factoring arrangement to assist it in meeting its financial and operational cash needs.

In 1996, the Yellow Jacket operation was put on a care-and-maintenance basis
after a long history of operating losses.   To date, no mineralized material
in quantities significant enough to warrant resuming production at the property has been encountered. If the Yellow Jacket property is abandoned, care-and-maintenance and exploration costs will cease and economic resources may be generated from the sale of equipment.

               Year 2000

The Company has performed an evaluation of its computer hardware and determined that with only a few minor exceptions, it is Y2K compliant at this time. Minor upgrades will be completed on accounting software in 1999 to make it Y2K compliant at no material cost to the Company.

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

PART II-OTHER INFORMATION
ITEM 1. Legal Proceedings, Continued:

On June 26, 1998, the Company filed an Answer, Counterclaim, and request for Jury Trial in the Montana Twentieth Judicial District Court, Sanders County, in response to the action filed on April 8, 1998. In the filing the Company denied the Trust's complaint and alleged a counterclaim against the Trust, citing breach of contract and breach of implied covenant of good faith and fair dealing. On July 15, 1998, the Company filed an action in the
Montana Twentieth Judicial District Court, Sanders County, against Walter L. Maguire, Sr., a director and shareholder. The complaint alleges damages suffered by the Company as a result of Mr. Maguire's actions described in
three counts,   1) Breach of Director Duties 2) Conspiracy, and 3)
Constructive Fraud. The allegations set forth in the complaint describe Mr. Maguire's alleged representations that he controlled the Walter L. Maguire 1935-1 Trust, and led the Company and other shareholders to detrimentally believe that certain defaulted debentures held by the Trust would be converted to Series C Preferred Stock in accordance with an Offer to Purchase dated November 21, 1997, that was submitted to the Trust and other debt holders. The complaint seeks damages of $1,500,000 and a further amount to be proven at trial. Discovery proceeded during the first quarter of 1999, and the Company is vigorously defending against the original complaint, as well as prosecuting the counterclaim against the Trust and action against Mr. Maguire.

On October 13, 1998 Mr. Maguire responded to the action filed on July 15, 1998, by filing an Answer, Counterclaim and Third-party complaint in the Montana Twentieth Judicial District Court, Sanders County against the Company and (third party) John C. Lawrence, the Company's president and a director and shareholder. Mr. Maguire's counterclaim and third party complaint alleged damages described in separate counts of libel and slander suffered as a result of accusations made by the Company and Mr. Lawrence. On May 14, 1999, Mr. Maguire motioned the court for an order to dismiss his Counterclaim and Third-party complaint stating that he did not have sufficient facts upon which to rely in continuing with his Counterclaim and Third-party complaint. The court subsequently granted the motion and the Counterclaim and Third-party complaint were dropped.


ITEMS 2, 3, 4, and 5 are omitted from this report as inapplicable.


PART II- OTHER INFORMATION, CONTINUED

 ITEM 6. Exhibits and Reports on Form 8-K


The Company reported Item 4., "Changes in Registrant's Certifying Accountants" on a Current Report Form 8-K filed February 11, 1999.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    UNITED STATES ANTIMONY CORPORATION
                               (Registrant)



              By:/s/ John C. Lawrence Date: May 20, 1999
               John C. Lawrence, Director and President
           (Principal Executive, Financial and Accounting
                              Officer)