Form 10QSB
period 1999-06-30
UNITED STATES ANTIMONY CORP
filed 1999-08-13
CIK 101538

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB




(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

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

YES [X]   No





At August 11, 1999, the registrant had outstanding 13,450,725 shares of par value $.01 common stock.



PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements and Supplementary Data

United States Antimony Corporation and Subsidiary
Consolidated Balance Sheets
                                                     (Unaudited)

                                                      June 30,     December 31,

                                                        1999              1998
                           ASSETS
Current assets:
     Restricted cash                                   $     222     $     221
     Inventories                                         428,377       365,398
     Accounts receivable                                 215,409
                                                         -------       -------
            Total current assets
                                                         644,008       365,619

Properties, plants and equipment, net                    498,501       515,392
Restricted cash for reclamation bonds                    178,986       178,986
                                                         -------       -------
            Total assets                              $1,321,495    $1,059,997
                                                       =========     =========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Checks issued and payable                         $  40,119     $  31,089
     Accounts payable                                    479,729       256,373
     Accrued payroll and property taxes                  223,191       168,482
     Accrued payroll and other                            73,886        61,999
     Judgments payable                                   165,235       164,084
     Accrued debenture interest payable                  362,037       348,787
     Due to related parties                               32,407        37,635
     Notes payable to bank, current                      121,803       160,017
     Note payable to Bobby C. Hamilton, current           85,377        83,157
     Debentures payable                                  335,000       335,000
     Accrued reclamation costs, current                  140,000       222,453
                                                         -------       -------
           Total current liabilities                   2,058,784     1,869,076

Notes payable to bank, noncurrent                        195,047       106,793
Note payable to Bobby C. Hamilton, noncurrent          1,481,581     1,512,402
Accrued reclamation costs, noncurrent                    280,735       280,819
                                                         -------       -------
                         Total liabilities             4,016,147     3,769,090
Commitments and contingencies                            -------       -------

Stockholders' deficit:
    Preferred stock, $.01 par value,
    10,000,000 shares authorized:

    Series A: 4,500 shares issued
    and outstanding(liquidation preference
    $101,250, at December 31, 1998)                           45            45

    Series B: 750,000 shares issued and
    outstanding (liquidation preference
    $787,500, at December 31, 1998)                        7,500         7,500

    Series C: 2,560,762 shares issued and
    outstanding(liquidation preference
    $1,408,419, at December 31, 1998)                     25,608        25,608

    Common stock, $.01 par value, 20,000,000
    shares authorized; 13,450,725 and 13,425,925
    shares issued and outstanding                        134,507       134,259

    Additional paid-in capital                        14,081,262    14,079,260
    Accumulated deficit                              (16,943,574)  (16,955,765)
                                                      ----------    ----------
Total stockholders' deficit                           (2,694,652)   (2,709,093)
                                                      ----------    ----------
Total liabilities and stockholders' deficit           $1,321,495    $1,059,997
                                                      ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements


United States Antimony Corporation and Subsidiary
Consolidated Statements of Operations
for the three and six-month periods ended June 30, 1999 and June 30, 1998

                                                    (Unaudited)


                                     Three Months Ended              Six Months Ended
                                         June 30,                        June 30,

                                   1999          1998                 1999          1998
Revenues:
Sales of antimony products     $1,533,620     $886,936            $2,223,922     $1,806,660
Cost of antimony production     1,301,705      752,077             1,919,080      1,581,973
                                ---------      -------             ---------      ---------
Gross Profit                      231,915      134,859               304,842        224,687
                                ---------      -------             ---------      ---------
Operating expenses:
    Care and maintenance-
    Yellow Jacket                   4,906       54,345                43,770        128,647
    Exploration and evaluation     11,926       33,326                45,198         63,434
    General and administrative
    expenses                       81,588       98,138               143,708        156,157
                                ---------      -------             ---------      ---------
                                   98,420      185,809               232,676        348,238
                                ---------      -------             ---------      ---------
Other expenses (income):
    Gain from accrued reclamation
    costs adjustment              (35,000)                           (35,000)
    Gain from accounts payable
    adjustment                                                       (16,440)
    Interest expense               64,930       52,263               116,072        100,550
    Interest income and other      (2,311)     (15,807)               (4,657)       (18,330)
                                ---------      -------             ---------      ---------
                                   27,619       36,456                59,975         82,220
                                ---------      -------             ---------      ---------
     Net income (loss)           $105,876     $(87,406)             $ 12,191      $(205,771)
                                =========      =======             =========      ==========
     common share                $   0.01     $  (0.01)             $    Nil      $   (0.02)
                                =========     =========             =========      ==========
Diluted net income (loss)
 per common share                $   0.01     $  (0.01)             $    Nil      $   (0.01)
                                =========     =========             =========      ==========
Basic weighted average shares
 outstanding                   13,450,725   13,290,434            13,445,076      13,225,883
                               ==========   ==========            ==========      ==========
Diluted weighted average shares
 outstanding                   16,045,550   15,851,196            16,039,901      15,786,645
                               ==========   ==========            ==========      ==========


The accompanying notes are an integral part of the consolidated financial statement


United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows
for the six-month periods ended June 30, 1999 and 1998
                                                                (Unaudited)






                                                            June 30,         June 30,
                                                             1999              1998
Cash flows from operating activities:
     Net income (loss)                                     $12,191         $(205,771)
     Adjustments to reconcile net loss
      to net cash provided by(used in) operations:
         Depreciation                                       62,623            78,224
         Issuance of stock to employees as
          compensation                                       1,050
         Gain from accrued reclamation costs
           adjustment                                      (35,000)
         Gain on accounts payable write off                (16,440)
               Change in:
                    Restricted cash                             (1)           15,184
                    Inventories                            (62,979)             (766)
                    Accounts receivable                   (215,409)
                    Prepaid expenses                                             240
                    Accounts payable                       240,996             9,238
                    Accrued payroll and property taxes      54,709            19,792
                    Accrued payroll and other               11,887            26,174
                    Judgments payable                        1,151             2,367
                    Accrued debenture interest payable      13,250            16,750
                    Due to related parties                  (5,228)            6,846
                    Accrued reclamation costs              (47,537)
                                                           --------           -------
           Net cash provided by (used in) operations        15,263           (31,722)
                                                           --------           -------
Cash flows from investing activities:
     Purchase of properties, plant and equipment           (45,732)          (23,683)
                                                           --------           -------
           Net cash used in investing activities           (45,732)          (23,683)
                                                           --------           -------
Cash flows from financing activities:
     Proceeds from issuance of common stock and warrants                      50,000
     Proceeds from notes payable to bank                   250,000           190,050
     Payments on notes payable to bank                    (199,960)         (155,194)
     Increase (decrease) in checks issued and payable        9,030            (9,661)
     Payments on note payable to Bobby C. Hamilton         (28,601)          (19,790)
                                                           --------           -------
            Net cash provided by (used in)
            financing activities                            30,469            55,405
                                                           --------           -------
Net change in cash                                              0                 0
                                                           --------           -------
Cash, beginning of period                                       0                 0
                                                           --------           -------
Cash, end of period                                          $  0              $  0
                                                           ========           =======
Supplemental disclosures:
     Cash paid during the period  for interest           $  86,591           $83,800
                                                           ========           =======
     Noncash financing activities:
     Common stock issued in exchange for note receivable                     $ 5,000
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

2. Adjustments to financial statements:

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1998, was derived from the audited consolidated balance sheet referred to in Note 1 above. Certain consolidated financial statement amounts for the six-month period ended June 30, 1998, have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

3. Commitments and contingencies:

Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product at the Preachers Cove mill, which is located nine miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. In 1996, the Company signed a consent decree with the Idaho Department of Environmental Quality relating to completing the reclamation and remediation at the Preachers Cove mill. The Company believes the cleanup will be complete sometime by 2001.


4. Income (loss)  per common share:

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the six-month periods ended June 30, 1999 and 1998.



                                      June 30,  1999
                                         ---------
                                                       Per share
                                 Income     Shares       Amounts
 Basic EPS:
 Net income                      $12,191  13,445,076       Nil

 Effect of Dilutive
 Securities

 Common stock warrants (1)
 Series C preferred stock (2)              2,594,825
 Diluted EPS:
                                --------- ----------      ----
 Net income                      $12,191  16,039,901       Nil
                                ========= ==========      ====



                                       June 30,  1998
                                         ---------
                                                       Per share
                                   Loss     Shares       Amounts
 Basic EPS:
 Net loss                       $205,771   13,225,883     $0.02

 Effect of Dilutive
 Securities

 Common stock warrants (1)
 Series C preferred stock (2)               2,560,762
 Diluted EPS:
                                ---------  ----------      ----
 Net loss                       $205,771   15,786,645     $0.01
                                =========  ==========      ====







   (1) Common stock warrants totaling 1,344,356 and 994,356 outstanding during 1999 and 1998, respectively, were not included in the computation of diluted EPS at June 30, 1999 or 1998 because the various exercise prices of the warrants were greater than the average market price of the Company's common stock.

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


ITEM 2. Management's Discussion and Analysis of Results of
       Operations and Financial Condition

     General

Certain matters discussed are forward-looking statements that involve risks and uncertainties, including the impact of antimony prices,changing market conditions and the regulatory environment and other risks. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

    Results of Operations
    For the three-month period ended June 30, 1999

During the second quarter of 1999, the Company operated its antimony business entirely independent of any affiliated sales company. Prior to March 31, 1999, and since 1991, the Company has shared profits from sales of its antimony products with HoltraChem, and later BCS, on a 50/50 basis. On March 31, 1999, the Company terminated its relationship with BCS, and began selling its antimony products on its own.

In connection with the termination, the Company purchased BCS's share of antimony products inventory, and acquired key sales personnel that were previously employed by HoltraChem and later BCS. The Company also procured the assignment of certain marketing agreements from BCS.

During the second quarter of 1999, the Company reversed approximately $58,000 of Occupational Safety and Health Administration ("OSHA") fines that had been originally accrued during 1998 for violations occurring at the Company's antimony plant near Thompson Falls, Montana. The reversal was the result of a negotiated settlement with the U.S. Department of Labor.

    Results of Operations
    For the three-month period ended June 30, 1999, Continued

The Company's operations resulted in a net income of $105,876 for the three-month period ended June 30, 1999 compared with a net loss of $87,406 for the three-month period ended June 30, 1998.

Total revenues from antimony product sales for the second quarter of 1999 were $1,533,620 compared with $886,936 for the comparable quarter of 1998, an
increase of $646,684.   The increase in revenues and sales in pounds during
1999 was directly the result of the Company operating its antimony business independent of any affiliated sales company. Sales of antimony products during the second quarter of 1999 consisted of 1,549,099 pounds at an average sale price of $.99 per pound. During the second quarter of 1998 sales of antimony products consisted of 789,739 pounds at an average sale price of
$1.12 per pound.   The decrease in sale prices of antimony products from the
second quarter of 1999 to the second quarter of 1998 is the result of a corresponding decrease in antimony metal prices. Gross profit from antimony sales during the second three-month period of 1999 was $231,915 compared with gross profit of $134,859 during the second three-month period of 1998. The increase in gross profit during the second quarter of 1999 compared to the comparable quarter of 1998, is due to an increased sales volume of antimony products in 1999 and the reversal of approximately $58,000 in OSHA fines that had been accrued in cost of sales during 1998.

In 1996, the Company's Yellow Jacket property was put on a care and maintenance status and gold production was terminated. Subsequent to the curtailment of production at Yellow Jacket, the Company began an underground exploration program and proceeded in reopening an abandoned tunnel on the property (the No. 3 Tunnel). During 1997, 1998 and the first and second quarters of 1999, the Company pursued exploration and core drilling activities at Yellow Jacket. During the second quarter of 1999, due to depressed gold prices and the absence of any discovery of mineralized material that could be economically mined, the Company abandoned its exploration program and began final reclamation and closure activities.

Costs related to the care-and-maintenance of Yellow Jacket were $4,906 for the three-month period ended June 30, 1999, compared with costs of $54,345 during the three-month period ended June 30, 1998. The decrease was primarily due to the non-accrual of minimum royalty payments during 1999 and decreasing depreciation costs of equipment located at the property. Costs related to exploration and evaluation at Yellow Jacket were $11,926 for the three-month period ended June 30, 1999, compared with costs of $33,326 during the three-month period ended June 30, 1998. The decrease in exploration and evaluation costs are due to the cessation of exploration activities at the property during the second quarter of 1999.

General and administrative expenses decreased $16,550 during the second three months of 1999 as compared to the second three months of 1998. The decrease was principally due to the reclassification of certain office labor costs into costs of sales during 1999 as compared to 1998.

During the second quarter of 1999, the Company re-evaluated its estimate of reclamation costs required to complete reclamation and remediation at the Company's Preachers Cove mill site pursuant to the consent decree signed with the Idaho Department of Environmental Quality in 1996. In connection with this re-evaluation, the Company recognized a gain of $35,000 during the second quarter of 1999. The Company plans to monitor reclamation costs on all its properties throughout the remainder of 1999 and adjust accrued reclamation costs as necessary to reflect the Company's best estimate of costs required to fulfill its reclamation responsibilities to federal and state environmental agencies.


   Results of Operations
   For the three-month period ended June 30, 1999, Continued

      Interest expense was $64,930 during three-month period ended June 30,1999, compared to $52,263 for the same period in 1998. The increase in interest expense is primarily due to interest costs on inventory purchased from BCS on March 31, 1999, and interest accrued on delinquent payroll taxes in the second three months of 1999 compared to that of 1998.

          Interest and other income was $2,311 during the three-month period ended June 30, 1999, compared to $15,807 for the same period in 1998. The decrease in interest and other income for the second quarter of 1999 as compared to the same period in 1998 was due to the absence of other income in 1999.

    For the six-month period ended June 30, 1999

The Company's operations resulted in net income of $12,191 for the six-month period ended June 30, 1999 compared with a net loss of $205,771 for the six-month period ended June 30, 1998.

Total revenues from antimony product sales for the first six months of 1999 were $2,223,922 compared with $1,806,660 for the comparable period in 1998. The increase in revenues during 1999 was due to the Company's independent operation of its antimony business. Sales of antimony products during the first three months of 1999 consisted of 2,233,421 pounds at an average sale price of $1.00 per pound. During the first six months of 1998 sales of antimony products consisted of 1,571,532 pounds at an average sale price of
$1.15 per pound.   The decrease in sale prices of antimony products from the
first two quarters of 1998 compared to the first two quarters of 1999 is the result of a corresponding decrease in antimony metal prices. Gross profit from antimony sales during the first six months of 1999 was $304,842, compared with gross profit of $224,687 during the first six months of 1998. The increase in gross profit during the first six months of 1999 compared to the comparable period of 1998, is primarily due to increase sales volume of antimony products and the reversal of approximately $58,000 of OSHA fines during the second quarter of 1999.

Costs related to the care-and-maintenance of Yellow Jacket were$43,770 for the six-month period ended June 30, 1999, compared with costs of $128,647 during the six-month period ended June 30, 1998. The decrease was primarily due to the non-accrual of minimum royalty payments during 1999. Costs related to exploration and evaluation at Yellow Jacket were $45,198 for the six-month period ended June 30, 1999, compared with comparable costs of $63,434 during the six-month period ended June 30, 1998.

General and administrative expenses decreased $12,449 during the first six months of 1999 as compared to the first six months of 1998. The decrease was principally due to the reclassification of certain office labor costs into costs of sales during 1999 as compared to 1998.

Interest expense was $116,072 during six-month period ended June 30,1999, compared to $100,550 for the same period in 1998. The increase in interest expense is primarily due to interest costs relating to inventory purchased from BCS on March 31, 1999, and interest accrued on delinquent payroll taxes in the first six months of 1999 compared to that of 1998.

Interest and other income was $4,657 during the six-month period ended June 30, 1999, compared to $18,330 for the same period in 1998. The decrease in interest and other income from 1998 to 1999 is due to the absence of other income in 1999 compared to 1998.

During the first quarter of 1999 a gain of $16,440, resulting from the write off of certain accounts payable was recognized, no such gain was recognized for the comparable quarter of 1998.

    Financial Condition and Liquidity

At June 30, 1999, Company assets totaled $1,321,495, and there was a stockholders' deficit of $2,694,652. The stockholders' deficit decreased $14,441 from December 31, 1998, primarily due to the net income incurred during the first two quarters of 1999. In order to continue as a going concern, the Company is dependent upon profitable operations from the antimony division and continuing short and long-term debt financing, Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optomistic that the Company will be able to sustain profitable operations and meet its obligations, there can be no assurance of such.

Cash provided by operating activities during the first six months of 1999 was $15,263 compared with cash used of $31,722 during the first six months of 1998. The change in cash from operations for the first six months of 1999 compared to the same period in 1998 was primarily due to the attainment of net operating income during 1999 as compared to 1998. Cash used in investing activities during the first six months of 1999 was $45,732 compared to $23,683 used in investing activities during the comparable period of 1998. During both periods cash used in investing activities related to investment in antimony processing plant and equipment. During the second quarter of 1999, $20,000 of cash used in investing activities related to the Company's investment in USAMSA plant and equipment.

Cash provided by financing activities was $30,469 during the first six months of 1999 compared to $55,405 provided by financing activities during the comparable period of 1998. The change in cash from financing activities is principally due to the absence of stock and warrant sales in 1999 and increased principal payments to Bobby C. Hamilton compared to the first six months of 1998.
In 1997, the Company exchanged a convertible debenture for Series C preferred stock. In connection with the exchange, the Company was required to establish a "sinking fund" to pay a percentage of accrued interest due on the debenture. To date, the sinking fund has not been formally established, but payments of $8,500 have been made on the original balance due of $23,140. The Company believes that funding will continue to be available to fully retire the obligation in the months ahead.

Other significant financial commitments for future periods will include:

          .Servicing notes payable to bank.

          .Servicing the Bobby C. Hamilton note payable.

          .Keeping current on property, payroll, and income tax liabilities and accounts payable.

          .Fulfilling responsibilities with environmental, labor safety and securities regulatory agencies.

During the second quarter of 1999, the Company operated its antimony business
independent of any affiliated sales company.   Accordingly, the Company has
experienced an increase in its overall profitability that will assist the Company in meeting its obligations.

During the second quarter of 1999 the Company successfully negotiated an accounts receivable factoring arrangement to supplement its financial and operational cash needs. Costs related to factoring the Company's accounts receivable during the second quarter of 1999 were approximately $52,000 and were included in costs of antimony production.

In 1996, the Yellow Jacket operation was put on a care-and-maintenance basis after a long history of operating losses and an underground exploration program was started. During the second quarter of 1999, the Company terminated its exploration efforts at the Yellow Jacket, and began reclamation activities. The Company anticipates that additional financial resources will be available to it now that exploration costs have ceased.

   Financial Condition and Liquidity

   Year 2000

The Company has performed an evaluation of its computer hardware and determined that with only a few minor exceptions, it is Y2K compliant at this time. Minor upgrades have been completed on accounting software to make it Y2K compliant at no material cost to the Company.

The Company's customers are predominantly large manufacturers.  If any of these customers were not Y2K compliant by the end of 1999 and could not buy the Company's antimony products, it could have a material impact on the Company's operations. The Company's operations could also be impacted if the antimony metal vendors the Company acquires raw materials from were not Y2K compliant and could not provide antimony metal. However, management anticipates that these companies will be ready and, therefore, the Company's ope
rations will not be materially impacted when the year 2000 arrives.   If any
of the Company's other business associates are not Y2K compliant by the year 2000, management does not believe it will have a material impact on the Company's operations.

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

None.





                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



                  By:/s/ John C. Lawrence Date: August 11, 1999
                   John C. Lawrence, Director and President
                (Principal Executive, Financial and Accounting
                                    Officer)