Form 10QSB
period 1999-09-30
UNITED STATES ANTIMONY CORP
filed 1999-11-15
CIK 101538

UNITED STATES
     		         	SECURITIES AND EXCHANGE COMMISSION
		                     	Washington, D.C. 20549

                  		          FORM 10-QSB




(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)
			For the quarterly period ended September 30, 1999

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

YES [X]   No [ ]


At November 12, 1999, the registrant had outstanding 16,882,252 shares of par value $.01 common stock.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements and Supplementary Data

United States Antimony Corporation and Subsidiary
Consolidated Balance Sheets

                (Unaudited)
                                                   			September 30,  December 31,

												                                           1999              1998
                          ASSETS
Current assets:
     Restricted cash                        							 $     225       	 $     221
     Inventories                                			   284,536           365,398
     Accounts receivable                        			    79,491
                                                 			 ---------         ---------
                      Total current assets      			   364,252           365,619

Properties, plants and equipment, net           			   489,416           515,392
Restricted cash for reclamation bonds                 178,986           178,986
                                                 			 ---------         ---------
                         Total assets			            $1,032,654        $1,059,997
		                                          								 =========         =========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Checks issued and payable                          $   83,648        $   31,089
 Accounts payable                                      425,439           256,373
 Accrued payroll and property taxes                    218,477           168,482
 Accrued payroll and other                              62,173            61,999
 Judgments payable                             					    39,713           164,084
 Accrued debenture interest payable                     14,640           348,787
 Due to related parties                                 40,448            37,635
 Notes payable to bank, current                        148,808           160,017
 Note payable to Bobby C. Hamilton, current        	    86,153            83,157
 Debentures payable                           						   335,000
 Accrued reclamation costs, current                    130,000           222,453
                                          											 ---------         ---------
                         Total current liabilities   1,249,499         1,869,076

Notes payable to bank, noncurrent          			         179,605           106,793
Note payable to Bobby C. Hamilton, noncurrent        1,470,809         1,512,402
Accrued reclamation costs, noncurrent                  184,687           280,819
											                                          ---------	       	 ---------
                         Total liabilities           3,084,600         3,769,090
											                                          ---------		        ---------
Commitments and contingencies
Stockholders' deficit:
  Preferred stock, $.01 par value,
 10,000,000 shares authorized:
  Series A: 4,500 shares issued and outstanding
 (liquidation preference $101,250,
  at December 31, 1998)                                      45                45
  Series B: 750,000 shares issued and outstanding
  (liquidation preference $787,500,
  at December 31, 1998)                                   7,500             7,500
  Series C: 205,996 and 2,560,762 shares issued
  and outstanding (liquidation preference $1,408,419,
  at December 31, 1998)                                   2,060            25,608
  Common stock, $.01 par value, 20,000,000
  shares authorized;
  16,882,252 and 13,425,925 shares
  issued and outstanding                                168,822           134,259
  Additional paid-in capital                         14,286,418        14,079,260
  Accumulated deficit                               (16,516,791)      (16,955,765)
										                                          -----------	    ------------
           Total stockholders' deficit               (2,051,946)       (2,709,093)
										                                          -----------      ------------
           Total liabilities and
           stockholders'deficit                 $     1,032,654  $      1,059,997
										                                          ===========      ============

The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiary
Consolidated Statements of Operations
for the three and nine-month periods ended September 30, 1999 and September
30, 1998

(Unaudited)



 			                             						Three Months Ended              Nine months Ended
        	 						                         	September 30,                       September 30,

     							                                  	1999               1998                 1999               1998
Revenues:
Sales of antimony products               	 $ 1,225,331       $   650,011  $ 3,439,374    $ 2,456,671
						  	                                   ----------	       ----------		 ----------		 -----------
Cost of antimony production                  1,215,961           708,948    3,125,163      2,290,921
						                                       ----------        ----------   ----------		 -----------
Gross Profit                                   	 9,370           (58,937)     314,211        165,750
    						                                   ----------	       ----------	  ----------		 -----------

Operating expenses:
  Care and maintenance-Yellow Jacket  	          56,414            46,182     100,184        174,829
  Exploration and evaluation                        397            31,108      45,595         94,542
  General and administrative expenses         	 130,268            68,118     273,976        224,275
					                                         ----------     	  ----------	  ----------  -----------
                                                187,079           145,408     419,755        493,646
							                                       ----------	       ----------   ----------  -----------
Other expenses (income):
Gain from accrued reclamation costs adjustment  (35,000)                      (70,000)
  Gain from accounts payable adjustment                                       (16,440)
  Interest expense                               46,028            48,503     162,100        149,053
  Interest income and other                      (3,829)           (2,505)     (8,486)       (20,835)
							                                       ----------	       ----------	  ----------		-----------
                                                  7,199            45,998      67,174        128,218
							                                       ----------        ----------		 ---------- 	-----------
  Loss before extraordinary item              $ 184,908        $  250,343   $ 172,718      $ 456,114
							                                       ==========	       ==========	  ==========		===========
  Extraordinary gain or conversion of debts to
  common stock (net of tax)                     611,692                       611,692
							                                       ----------					                ----------

Net income (loss)                             $ 426,784        $ (250,343)   $438,974      $ (456,114)
							                                       ==========	       ==========		 ==========		===========

Basic net income (loss) per common share
 Before extraordinary item                    $   (0.01)       $    (0.02)   $  (0.01)     $    (0.03)
 Extraordinary item                                0.04                          0.04
							                                       ----------	       ----------		 ----------		-----------
 Net income (loss)                            $    0.03        $    (0.02)   $   0.03      $    (0.03)
							                                      ==========	        ==========	  ==========		===========
Diluted net income (loss) per common share
 Before extraordinary item                    $   (0.01)       $    (0.02)   $  (0.01)     $    (0.03)
 Extraordinary item                                0.04                          0.04
							                                     -----------	       -----------		 ----------		-----------
 Net income (loss)                            $    0.03        $    (0.02)   $   0.03      $    (0.03)
							                                     ===========	        ==========		 ==========		===========

Basic weighted average shares outstanding    14,908,808         13,353,767  13,935,968      13,269,069
		 					                                     ===========	       ==========	 ==========		  ===========

Diluted weighted average shares outstanding  15,114,804         15,914,529  14,141,964      15,829,831
                                    	 						 ===========	       ==========  ==========		  ===========



The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows
for the nine-month periods ended September 30, 1999 and 1998  (Unaudited)



     										                                               September 30,  September 30,
										                                                       	1999                1998
Cash flows from operating activities:
 Net income (loss)                                         $    438,974      $ (456,114)
 Adjustments to reconcile net loss  to net cash provided by
   (used in) operations:
     Depreciation                                                92,643         118,018
     Issuance of stock to employees as compensation               1,050
     Gain from accrued reclamation costs adjustment             (70,000)
     Gain on accounts payable write off                         (16,440)
     Extraordinary gain on conversion of debts to common stock (611,692)
     Issuance of common stock in exchange for services           10,000
     Change in:
       Restricted cash                                               (4)         15,192
       Inventories                                               80,862         113,372
       Accounts receivable                                      (79,491)
       Prepaid expenses                                                           7,727
       Accounts payable                                         186,706         115,628
       Accrued payroll and property taxes                        49,995          30,373
       Accrued payroll and other                                    174          29,625
       Judgments payable                                         10,848          13,156
       Accrued debenture interest payable                        13,250          20,125
       Due to related parties                                     2,813           8,018
       Accrued reclamation costs                               (118,585)        (53,272)
										                                                    ----------		   ----------
         Net cash used in operations:                            (8,897)        (38,152)
                                                   										 ----------		   ----------

Cash flows from investing activities:
  Purchase of properties, plant and equipment                   (66,667)        (31,181)
										                                                    ---------	 	   ----------
            Net cash used in investing activities               (66,667)        (31,181)
                                                   										 ----------		   ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants                            75,000
  Proceeds from notes payable to bank                           259,484         190,050
  Payments on notes payable to bank, net                       (197,882)       (166,889)
  Increase in checks issued and payable                          52,559           4,220
  Payments on note payable to Bobby C. Hamilton                 (38,597)        (33,048)
										                                                    ----------		   ----------
Net cash provided by financing activities                        75,564          69,333
                                                   										 ----------		   ----------

Net change  in cash                                                   0               0
Cash, beginning of period                                             0               0
                                                   										 ----------		   ----------

Cash, end of period                                     $             0     $         0
                                                   										 ==========		   ==========

Supplemental disclosures:
  Cash paid during the period  for interest             $       134,313     $   128,928
                                                   										 ==========		   ==========

  Noncash financing activities:
  Common stock issued in exchange for note receivable                       $     5,000
													                                                                ==========
  Judgement payable converted to common stock           $       135,219
  Debentures payable converted to common stock                  335,000
  Accrued debenture interest payable converted to common stock  347,397
     									                                              	 ==========

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

2. Adjustments to financial statements:

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1998, was derived from the audited consolidated balance sheet referred to in Note 1 above. Certain consolidated financial statement amounts for the nine-month period ended September 30, 1998, have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

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


4. Income (loss)  per common share:

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the nine-month periods ended September 30, 1999 and 1998.

                                 September 30, 1999
                                 ------------------
                                                           Per
                                                          share
                              Loss       Shares        Amounts
Basic EPS:
Loss before extraordinary
 item                        $172,718    13,935,968      $(0.01)
 Common stock warrants (1)
 Series C preferred stock(2)
                                            205,996
                             --------    ----------      -------
Diluted EPS:
Loss before extraordinary
 item                        $172,718    14,141,964      $(0.01)
                             ========    ==========      =======



4. Income (loss) per common share: Continued:

                                 September 30, 1998
                                 ------------------
                                                           Per
                                                          share
    Amounts
Basic EPS:
Loss                         $456,114    13,269,069      $(0.03)
 Common stock warrants (1)
 Series C preferred stock(2)
                                            205,996
                             --------    ----------      -------
Diluted EPS:
Loss                         $456,114    15,829,831      $(0.03)
                            ========    ==========      =======


(1) Common stock warrants  outstanding during
1999 and 1998, respectively,  were not included in the computation of diluted
EPS at September 30, 1999 or 1998      because the various exercise prices of
the warrants were greater than the average market price of the Company's common stock.

(2) Series C preferred stock is convertible into common stock of the company
on a share-for-share   basis.  The effect on the computation of diluted
weighted average shares outstanding is based upon the potential conversion of the shares into common stock for the period of time the preferred shares were outstanding and the antidilutive provisions of the Series C shares. In August of 1999, 2,354,766 shares of Series C preferred stock were converted into an equal number of common stock shares. The common stock that was issued as a result of the conversion is included in the calculation of basic and diluted weighted average shares outstanding based on the period of time the common stock was outstanding during the nine month period.

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

     Results of Operations

     For the three-month period ended September 30, 1999

The Company's operations resulted in a net loss before extraordinary item of $184,908 for the three-month period ended September 30, 1999 compared with a net loss of $250,343 for the three-month period ended September 30, 1998. Net income realized during the third quarter of 1999 was $426,784 and was due to the recognition of an extraordinary gain on conversion of debts recorded during the quarter (see below).

During the third quarter of 1999, the Company continued to operate its antimony business entirely independent of any affiliated sales company. Total revenues from antimony product sales for the third quarter of 1999 were $1,225,331 compared with $650,011 for the comparable quarter in 1998, an
increase of $575,320.   The increase in revenues and sales in pounds during
1999 was directly the result of the Company operating its antimony business independent of any affiliated sales company as compared to 1998. Sales of antimony products during the third quarter of 1999 consisted 1,290,055 pounds at an average sale price of $.95 per pound. During the third quarter of 1998 sales of antimony products consisted of 617,675 pounds at average sale price of $1.05 per pound.

     Results of Operations

The decrease in sale prices of antimony products from the third quarter of 1998 to the third quarter of 1999 is the result of a corresponding decrease in antimony metal prices.

Gross profit from antimony sales during the third three-month period of 1999 was $9,370 compared to a gross loss of $58,937 during the third three-month period of 1998. The increase in gross profit during the third quarter of 1999 compared to the comparable quarter of 1998, is due to increased sales volume of antimony products in 1999 and OSHA fines of $116,000 included in cost of sales during the third quarter of 1998.

In 1996, the Company's Yellow Jacket property was put on a care and maintenance status and gold production was terminated. Subsequent to the curtailment of production at Yellow Jacket, the Company began an underground exploration program and proceeded in reopening an abandoned tunnel on the property (the No. 3 Tunnel). During 1997 and 1998 and the first and second quarters of 1999, the Company pursued exploration and core drilling activities at Yellow Jacket. During the second quarter of 1999, due to depressed gold prices and the absence of the discovery of mineralized material that could be economically mined, the Company abandoned its exploration program, and began final reclamation and closure activities.

Costs related to the care-and-maintenance of Yellow Jacket were $56,414 for the three-month period ended September 30, 1999, compared with costs of $46,182 during the three-month period ended September 30, 1998. The increase was primarily due to reclamation activities occurring during the third quarter of 1999 as compared to the absence of such during the comparable quarter in 1998.
Costs related to exploration and evaluation at Yellow Jacket were $397 for the three-month period ended September 30, 1999, compared to $31,108 during the three-month period ended September 30, 1998. The decrease in exploration and evaluation costs are due to the cessation of exploration activities at the property during 1999.

General and administrative expenses increased $62,150 during the third three month period of 1999 as compared to the third three month period of 1998. The decrease was principally due to increased legal and professional fees incurred relating to the Maguire litigation in 1999, compared to the same period in 1998.

During the third quarter of 1999, the Company recorded a $35,000 adjustment to its reclamation liability at the Preacher's Cove mill site, the adjustment was part of a total adjustment of $70,000 (see Results of operations- For the nine-month period ended September 30, 1999) and was based on the Company's evaluation of remaining costs to fulfill its remediation responsibilities at the site. No such adjustment was made during the comparable quarter in 1998.

Interest expense was $46,028 during three-month period ended September 30,1999,and was comparable to $48,803 for the same period in 1998.

Interest and other income was $3,829 during the three-month period ended September 30, 1999, as compared to $2,505.

In November of 1999, the Company finalized settlement negotiations of pending litigation with Walter L. Maguire Sr. and the Walter L. Maguire 1935-1 Trust (See Item 1. Legal Proceedings)In connection with the settlement, the Company extinguished $335,000 of debentures payable and $347,397 of related accrued interest in exchange for 790,909 shares of its common stock.


     Results of Operations

     For the three-month period ended September 30, 1999, Continued:

In addition, during the third quarter of 1999, the Company negotiated the conversion of $135,219 of judgments payable due Geosearch Inc. into 245,852 shares of its common stock. In connection with the settlement of the Maguire litigation and the conversion of the Geosearch judgement payable, the Company recorded an extraordinary gain of during the third quarter of 1999.

     Results of Operations

     For the nine-month period ended September 30, 1999

The Company's operations resulted in a net loss before extraordinary item of $172,718 for the nine-month period ended September 30, 1999 compared with a net loss of $456,114 for the nine-month period ended September 30, 1998. Net income during the nine-month period ended September 30, 1999, was $438,974 and was due to the recognition of an extraordinary gain on conversion of debts recognized during the quarter.

Total revenues from antimony product sales for the first nine months of 1999 were $3,439,374 compared with $2,456,671 for the comparable period in 1998. The increase in revenues during 1999 was due to the Company's operation of the antimony business independent of an affiliated sale company. Sales of antimony products during the first three months of 1999 consisted of 3,523,476 pounds at an average sale price of $0.98 per pound. During the first nine months of 1998 sales of antimony products consisted of 2,189,207 pounds at an
average sale price of $1.12 per pound.   The decrease in sale prices of
antimony products from the first three quarters of 1998 to the first three quarters of 1999 is the result of a corresponding decrease in antimony metal prices. Gross profit from antimony sales during the first nine months of 1999 was $314,211, compared with gross profit of $165,750 during the first nine months of 1998. The increase in gross profit during the first nine months of 1999 compared to the comparable period of 1998, is primarily due to increased sales volume of antimony products in 1999 and OSHA fines of $116,000 included in cost of sales during the third quarter of 1998.

Costs related to the care-and-maintenance of Yellow Jacket were $100,184 for the nine-month period ended September 30, 1999, compared with costs of $174,829 during the nine-month period ended September 30, 1998.
The decrease was primarily due to the non-accrual of minimum royalty payments during 1999, and declining depreciation costs on Yellow Jacket plant an equipment in 1999. Costs related to exploration and evaluation at Yellow Jacket were $45,595 for the nine-month period ended September 30, 1999, compared with costs of $94,542 during the nine-month period ended September 30, 1998. The decrease related to the cessation of exploration activities at Yellow Jacket in 1999.

General and administrative expenses were $49,701 greater during the first nine months of 1999 compared to the first nine months of 1998. The increase was principally due to increased legal and professional fees incurred during the first nine months of 1999 related to the Maguire litigation.

During the second quarter of 1999, the Company re-evaluated its estimate of reclamation costs required to complete reclamation and remediation at the Company's Preachers Cove mill site pursuant to the consent decree signed with the Idaho Department of Environmental Quality in 1996. In connection with this re-evaluation of the remaining costs required to complete the reclamation and remediation, the Company recognized a gain of $70,000 during the second and third quarters of 1999. The Company plans to monitor reclamation costs on all its properties throughout the remainder of 1999 and adjust accrued reclamation costs as necessary to reflect the Company's best estimate of costs required to fulfill its reclamation responsibilities to federal and state environmental agencies.

     Results of Operations

Interest expense was $162,100 during nine-month period ended September 30,1999, compared to $149,053 for the same period in 1998. The increase in interest expense is primarily due to interest costs on inventory purchased
from BCS on March 31, 1999, and   interest  accrued on delinquent payroll
taxes in the first nine months of 1999 compared to that of 1998.

Interest and other income was $8,486 during the nine-month period ended September 30, 1999, compared to $20,835 for the same period in 1998. The decrease in interest and other income from 1998 to 1999 is due to the absence of other income in 1999 compared to 1998.

During the first quarter of 1999 a gain of $16,440, resulting from the write off of certain accounts payable was recognized, no such gain was recognized during 1998.

      Financial Condition and Liquidity

At September 30, 1999, Company assets totaled $1,032,654, and there was a stockholders' deficit of $2,015,946. The stockholders' deficit decreased $693,147 from December 31, 1998, primarily due to gains associated with the conversion of debts into common stock. In order to continue as a going concern, the Company is dependent upon (1) profitable operations from the antimony division, (2) short and long-term debt financing, and (3) continued availability of equity financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. There can be no assurance that management will be successful in its plans to improve the financial condition of the Company.

Cash used by operating activities during the first nine months of 1999 was $8,897 compared with cash used of $38,152 during the first nine months of 1998. The change in cash from operations from the first nine months of 1999 compared to the same period in 1998 was primarily due to a decrease in the net loss in operations during 1999 as compared to 1998. Cash used in investing activities during the first nine months of 1999 was $66,667 compared to $31,181 used in investing activities during the comparable period of 1998. During both periods cash used in investing activities related to investment in antimony processing plant and equipment.

Cash provided by financing activities was $75,564 during the first nine months of 1999 compared to $69,333 provided by financing activities during the comparable period of 1998. The increase in cash provided by financing activities during the first nine months of 1999 is principally due to increased borrowings from a bank and an increase in checks issued and payable as compared to the first nine months of 1998.
In 1997, the Company exchanged a convertible debenture for Series C preferred stock. In connection with the exchange, the Company was required to establish a "sinking fund" to pay a percentage of accrued interest due on the debenture. To date, the sinking fund has not been formally established, but payments of $8,500 have been made on the original balance due of $23,140. The Company believes that funding will continue to be available to fully retire the obligation in the months ahead.

          Other significant financial commitments for future periods will include:

          . Servicing notes payable to bank.

          . Servicing the Bobby C. Hamilton note payable.

          . Keeping current on property, payroll, and income tax liabilities and accounts payable.

          . Fulfilling responsibilities with environmental, labor safety and securities regulatory agencies.

During the third and second quarters of 1999, the Company operated its antimony business independent of any affiliated sales company. Since 1991 the Company had shared its profits on a 50/50 basis with sales affiliates, HoltraChem, and later BCS. On March 31, 1999, the Company terminated its sales relationship with BCS. Accordingly, the Company has experienced an increase in its overall profitability in the antimony business that will assist the Company in meeting its obligations.

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

During the third quarter of 1999, the Company negotiated the conversion of $135,219 of judgments payable due Geosearch Inc. into 245,852 shares of its common stock, the Company intends on identifying opportunities to strengthen its balance sheet by converting debts to common stock.

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

In November of 1999, the Company finalized settlement negotiations of all pending claims between Walter L. Maguire Sr. and the Walter L. Maguire 1935-1 Trust, issuing 790,909 shares of its common stock in exchange for the extinguishment of $335,000 in debentures payable and $347,397 of related accrued interest.

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


                  			UNITED STATES ANTIMONY CORPORATION
					                          (Registrant)



By:/s/ John C. Lawrence Date: November 13, 1999
John C. Lawrence, Director and President
(Principal Executive, Financial and Accounting
Officer)