Form 10KSB
period 1999-12-31
UNITED STATES ANTIMONY CORP
filed 2000-04-10
CIK 101538

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-KSB

(Mark One)

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

               For the fiscal year ended December 31, 1999

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period______to______


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

Yes X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $4,710,278.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $9,446,389 as of March 27, 2000.

At March 27, 2000, the registrant had 17,175,252 outstanding shares of par value $.01 common stock.

TABLE OF CONTENTS

                                      PART I

ITEM 1.     DESCRIPTION OF BUSINESS                                      1
          General                                                        1
          Summary                                                        1
          Antimony Division                                              1
          Gold Division                                                  2
          Environmental Matters                                          3
          Marketing                                                      4
          Antimony                                                       4
          Other                                                          5
          Employees                                                      5

ITEM 2.     DESCRIPTION OF PROPERTIES                                    5
          Antimony Division                                              5
          Gold Division                                                  5

ITEM 3.     LEGAL PROCEEDINGS                                            6

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          6


                                PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                      6

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATIONS                                                   7

ITEM 7.     FINANCIAL STATEMENTS                                    F1-F23

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                          9

                               PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT                                                          9

ITEM 10.    EXECUTIVE COMPENSATION                                      10

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                  10

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              12

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                            12

            SIGNATURES                                                  14

            SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
            FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY
            NON-REPORTING ISSUERS                                       15

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

During 1999 and 1998, the Company invested capital and surplus equipment from its Thompson Falls antimony operation into the construction of an antimony processing plant in Mexico. To date, two antimony processing furnaces and a warehouse building have been built and limited antimony processing has taken place. The company anticipates utilizing the processing facilities as processing opportunities become available and as antimony prices dictate.

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

On September 1, 1991, the Company entered into Agreements with HoltraChem, Inc. ("HoltraChem") whereby the Company was to process raw material purchased by HoltraChem into finished antimony products. The Company then delivered the finished products to HoltraChem for sale, and shared in the profits or losses from sales with HoltraChem on a 50/50 basis. In September of 1998, HoltraChem sold its interest in the antimony business to Basic Chemical Solutions ("BCS"). In connection with the sale, HoltraChem assigned the Agreements to BCS with the Company's consent. During the fourth quarter of 1998 the Company participated in the antimony business with BCS under substantially the same terms as it had with HoltraChem. In March of 1999, the Company notified BCS that it was exercising its privileges pursuant to the Agreements to cancel the Agreements and operate the antimony business independently.

The Company employed two full time sales managers in 1999 and implemented administrative systems needed to manage sales accounting and shipping logistics. In connection with these efforts, the Company negotiated various commission-based sales agreements with other chemical distribution companies, developed its own web-site ("usantimony.com") and made substantial improvements to its analytical and chemical research capabilities. In 1999, the Company devoted substantial efforts to the research and development of new antimony products and applications. These efforts have resulted in advances in the Company's preparation, packaging, and quality of its antimony products. The Company believes that it will be able to stay competitive in the antimony business and generate increasing profits because of these advances.

For the year ended December 31, 1999, the Company sold 5,517,443 pounds of antimony products generating approximately $4.7 million in revenues. During 1998, the Company, through its relationship with HoltraChem and BCS, sold 2,834,186 pounds of antimony products, which generated approximately $3.1 million in revenues. During 1999 and 1998, 20% and 19%, respectively, of the Company's antimony sales were made to one customer.

Gold Division

Yankee Fork Mining District

Until 1989, the Company mined and milled and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product at the Preachers Cove mill, which is located on the Yankee Fork of the Salmon River. The Preachers Cove mill has been dismantled and the site is undergoing environmental remediation pursuant to an Idaho Department of Environmental Quality consent decree. See "Environmental Matters."The Company owns two patented lode mining claims in the Yankee Fork District, which are now idle.

Yellow Jacket Mining District

In 1990, the Company entered into a mining venture agreement to mine and mill gold and silver ores at the Yellow Jacket Mine located in the Yellow Jacket Mining District of Lemhi County, Idaho, approximately 70 miles southwest of Salmon, Idaho. During the years from 1991 to 1996 the Company mined, milled and sold gold bullion produced from the mine. In 1996, production at the Yellow Jacket was suspended due to recurring operating losses and declines in precious metal prices. The Yellow Jacket property was put on a care and maintenance status.

Subsequent to the curtailment of production at Yellow Jacket, the Company began an underground exploration program and proceeded in reopening an abandoned tunnel on the property (the No. 3 Tunnel). Up until the second quarter of 1999, the Company pursued exploration and core drilling activities at Yellow Jacket without the discovery of mineralized material that could be mined economically. In 1999, the company abandoned its leasehold interests and began environmental remediation activity at the Yellow Jacket (see "Environmental Matters") and began reclamation of the Yellow Jacket tailings ponds and pit area.

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

In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA) designated the Company's cyanide leach plant at the Preachers Cove mill, which is located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River, as a contaminated site requiring cleanup of the cyanide solution. The Company has been reclaiming the property and, as of December 31, 1999, the cyanide solution discharge was complete, the mill removed, and the cyanide leach residue disposed of. The Company anticipates having the reclamation substantially complete sometime in 2000. In 1996, the Company signed a consent decree related to completing the reclamation and remediation at the Preachers Cove mill in Idaho as required by the Idaho Department of Environmental Quality.

The Company has environmental remediation obligations at its antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site"). Under the regulatory jurisdiction of the U.S. Forest service and subject to the operating permit requirements of the Montana Department of Environmental Quality, the Company has performed substantial environmental reclamation activities during 1999 and 1998.

These activities included installation of a PVC liner and a geotextile layer on two of the tailings ponds and the removal of approximately 25,000 yards of tailings material from a third pond. During 2000, the Company plans to line a storm water pond and store a slag material pile in a lined residue vault, thus fulfilling the majority of its environmental responsibilities at the Stibnite Hill Mine site.

During the second quarter of 1999, the Company abandoned its exploration efforts at the Yellow Jacket property and began final reclamation and closure. During the third and fourth quarters of 1999 the Company began disassembly of the mill and mill buildings and removed tailings waste from the tailings ponds. The reclamation activity is being overseen by the U.S. Forest Service and the Idaho Department of Environmental Quality. The Company hopes to have the majority of its environmental obligations relating to the Yellow Jacket property fulfilled by the end of 2000.

Marketing

During the first quarter of 1999, and in prior years dating back to 1991, the Company marketed its antimony products with HoltraChem and later its successor, BCS, in a 50/50 profit sharing arrangement. In March 1999, the Company notified BCS that it was terminating the agreements that HoltraChem had assigned BCS, and that the Company was going to market and distribute antimony products independently. As a result the Company took steps to market its products to existing and prospective customers, and has been able to do so successfully. The Company employs full time marketing personnel and has negotiated various commission based sales agreements with other chemical distribution companies.

Antimony

The operating results of the Company have been and will continue to be directly related to the market prices of antimony metal, which have fluctuated widely in recent years and are currently at a 35 year low. The volatility of such prices is illustrated by the following table which sets forth the average prices of antimony metal per pound as reported by sources deemed reliable by the Company.





Antimony          Year                              Average Price
Metal             1999                              $    0.58
                  1998                                   0.63
                  1997                                   0.93
                  1996                                   1.60
                  1995                                   2.28

The range of sales prices for antimony oxide per pound was as follows for the periods indicated:

Antimony         Year          High         Low     Average Price
Oxide            1999        $ 5.52      $ 0.65     $    0.85
                 1998          5.57        0.83          1.13
                 1997          5.75        0.98          1.41
                 1996          4.50        1.53          1.86
                 1995          3.12        0.89          2.56


Antimony metal prices are determined by a number of variables over which the Company has no control. These include the availability and price of imported metals, the quantity of new metal supply, and industrial and commercial demand. If metal prices decline further and continue to remain depressed, the Company's operations may be adversely affected.

Other

The Company holds no material patents, licenses, franchises or concessions, but it considers its antimony processing plant proprietary in nature. The Company uses the trade name "Montana Brand Antimony Oxide" for the marketing of its antimony products.

The Company is subject to the requirements of the Federal Mining Safety and Health Act of 1977, requirements of the state of Montana and the state of Idaho, Federal and State Health and Safety statutes and Sanders County, Lemhi County and Custer County health ordinances.

Management of the Company believes that its current discharge of waste materials from its processing facilities is in material compliance with environmental regulations and health and safety standards.
See "Environmental Matters."

Employees

As of March 27, 2000, the Company and its wholly-owned subsidiary employed 31 people, which number may adjust seasonally. None of the Company's employees are covered by collective bargaining agreements.

Item 2.  Description of Properties

Antimony Division

The Registrant's principal plant and mine are located in the Burns Mining District, Sanders County, Montana, approximately 15 miles west of Thompson Falls, Montana. The Registrant holds 2 patented mill sites and 12 patented lode mining claims covering 192 acres. The lode claims are contiguous within two groups.

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

Preachers Cove Millsite

The Company had a 150-ton per day gravity and flotation mill located approximately 50 miles west of Challis, Idaho and 19 miles northeast of Stanley, Idaho on the Yankee Fork of the Salmon River at Preachers Cove. The mill also had a cyanide leach plant for the processing of concentrates into dor&eacute; bullion. The plant has been dismantled and the property is nearing final reclamation.

Yellow Jacket Mining District

The Yellow Jacket property consisted of 12 patented and various unpatented lode mining claims located in the Yellow Jacket Mining District of Lemhi County, Idaho, approximately 70 miles southwest of Salmon, Idaho. In 1996, Company personnel determined that the existing mineral resource was not economical to mine without additional operating capital and an increase in current metals prices. Accordingly, production operations at the Yellow Jacket property were suspended and the mine placed on a care-and-maintenance status. Subsequent to 1996, the Company engaged in underground exploration activities at the property. During the second quarter of 1999, due to depressed precious metal prices and the absence of a discovery of mineralized material that could be economically mined, the company abandoned its leasehold interests in the Yellow Jacket property and began final reclamation and closure activities. (See "Environmental Matters")

Item 3.  Legal Proceedings

At December 31, 1999, the company was involved in no material legal proceedings.

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

              1999                              High        Low

              First Quarter                    $0.16       $0.20
              Second Quarter                    0.17        0.17
              Third Quarter                     0.31        0.38
              Fourth Quarter                    0.16        0.16

              1998                             High        Low

              First Quarter                   $0.20       $0.16
              Second Quarter                   0.28        0.16
              Third Quarter                    0.37        0.16
              Fourth Quarter                   0.28        0.13

The approximate number of record holders of the Registrant's common stock at December 31, 1999 is 2,700.

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

Results of Operations

The Company's reported net income of $304,015 in 1999, or $0.02 per basic share, compared to a net loss of $468,427 or $0.04 per basic share in 1998. The net income in 1999 is primarily due to an extraordinary gain recognized on the conversion of certain debts to common stock of $611,692. Without the effect of the extraordinary gain, the Company would have experienced a net loss from its operating activities of $307,677 during 1999.

Total revenues during 1999 were $4,710,278 compared to $3,142,776 in 1998.
The increase was directly due to the Company's independent marketing and sale of its antimony products during the majority of 1999, compared to sharing 50% of antimony product sales with affiliated sales companies during 1998. Sales of antimony products in 1999 were $4,710,278 consisting of 5,517,443 pounds sold at an average sales price of $ 0.85 per pound. Sales of antimony products in 1998 were $3,130,332, consisting of 2,834,186 pounds sold at an average sales price of $1.10 per pound. Sales made during 1999 included first quarter sales made with a sales affiliate who recorded 50% of the quarter's total sales of $690,302 consisting of 684,322 pounds, on their financial statements. Gross profit from antimony product sales was $380,977 in 1999, or 8% of sales, compared to $394,896 in 1998, or 12% of sales. Almost all of the antimony products sold were produced at the Company's plant near Thompson Falls, Montana.

Combined care and maintenance costs and exploration and evaluation costs at the Yellow Jacket property totaled $200,867 in 1999 compared to $362,722 in 1998. The decrease is due to the Company's abandonment of exploration activities at the Yellow Jacket during 1999.

During 1999, the Company made adjustments to accrued reclamation costs and accounts payable of $70,000 and $16,440, respectively. The adjustments were made to adjust the balances of these liabilities to reflect an accurate amount of the Company's anticipated obligation. No such adjustments were proposed in 1998.

General and administrative expenses increased from $307,554 in 1998 to $400,432 in 1999, an increase of $92,878 or approximately 30%. The increase in 1999 compared to 1998 was principally due to legal costs associated with settling the Maguire litigation during 1999.

Interest expense of $185,985 in 1999 decreased compared to interest expense of $216,317 in 1998 primarily due to the conversion of certain debts to common stock in 1999. Interest and other income was $12,190 in 1999 and $23,270 in 1998. The decrease in interest and other income during 1999 was primarily due to the absence of other income in 1999 compared to 1998.

In 1999, the Company converted $682,397 of defaulted debenture principal and interest and $144,339 of principal and interest related to certain mining lease royalties (Judgements payable) into common stock of the Company. In connection with these conversions the Company recorded an extraordinary gain of $611,692. No such conversions or gains took place during 1998.

Financial Condition and Liquidity

At December 31, 1999, Company assets totaled $968,522, and there was a stockholders' deficit of $2,183,195. The stockholders' deficit decreased $525,898 from the prior year, primarily due to the conversion of debts to common stock. In order to continue as a going concern, the Company is dependent upon (1) profitable operations from the antimony division, (2) additional equity financing, and (3) continued availability of bank financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. There can be no assurance that management will be successful in its plans to improve the financial condition of the Company.

Cash provided by operations during 1999 was $59,986 compared to $16,598 in 1998. The increase in cash provided by operations in 1999 compared to cash provided by operations in 1998 was primarily due to the increase in accounts payable and other current liabilities during 1999.

Investing activities used $76,417 of cash in 1999 compared with $31,182 in 1998. Cash used in investing activities during both years related exclusively to purchases of properties, plants and equipment, for the antimony division and the Company's investment in USAMSA.

Financing activities provided $16,431 of cash in 1999 and $14,584 in 1998. Cash from financing activities relates principally to cash received from common stock sales and bank financing in 1998 and primarily bank from bank financing in 1999.

Other significant financial commitments for future periods will include:

-Servicing notes payable to bank.

-Servicing the note payable to Bobby C. Hamilton.

-Keeping current on property, payroll, and income tax liabilities and accounts payable.

-Fulfilling responsibilities with environmental, labor safety and securities regulatory agencies.

During the second quarter of 1999, the Company began to operate its antimony business independently. Accordingly, the Company should experience an increase in its overall profitability (if and when antimony prices return to pre-1999 levels) in the antimony business as a result of the change. This increase in profitability will assist the Company in meeting its obligations.

In 1999, the Yellow Jacket leases were terminated and reclamation and closure activities began. As the Yellow Jacket property is reclaimed, care-and-maintenance and reclamation costs will eventually cease and the Company will be able to direct more resources to funding its operations and paying its obligations. Financial resources may also be generated from the disposal of equipment at the Yellow Jacket.

During 1999, the Company negotiated a factoring arrangement with a company that will allow the Company to sell its accounts receivable and utilize the funds from these sales to finance operations.

In 1998, 300,000 additional unregistered common stock shares and common stock purchase warrants were sold to a director and others for $75,000. The Company plans to offer additional shares of its common stock for sale to fund operations and reduce liabilities.

Year 2000

The Company experienced no material adverse impacts in connection with the year 2000 date change. No adversities were encountered from its own operating systems or indirectly from year 2000 problems experienced by its customers or suppliers. Although some minor impacts could still affect the Company indirectly from year 2000 problems experienced by the vendors and customers the Company does business with, it is unlikely that these problems will have a material affect on the Company's financial position.

Item 7.     Financial Statements

The consolidated financial statements of the registrant are included herein on pages F-1 to F-23.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers are as follows:
                                   Affiliation
    Name                 Age       with Registrant          Expiration of Term
    John C. Lawrence      61       President, Director      Annual meeting
    Robert A. Rice        75       Director                 Annual meeting
    Leo Jackson           58       Director                 Annual meeting

The Company is not aware of involvement in any legal proceedings by its directors or executive officers during the past five years that are material to an evaluation of the ability or integrity of such director or executive officer.

Business Experience of Directors and Executive Officers:

John C. Lawrence. Mr. Lawrence has been the President and a Director of the Company since its inception. Mr. Lawrence was the President and a Director of AGAU Mines, Inc., the predecessor of the Company.

Robert A. Rice. Mr. Rice is a metallurgist, previously employed by the Bunker Hill Company, a subsidiary of Gulf Resources at Kellogg, Idaho, as Senior Metallurgist and Mill Superintendent until his retirement in 1965. Mr. Rice has been affiliated as a Director of the Registrant since 1975.

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

Based on information received by the Company, Mr. Lawrence had timely filed a Form 4 upon receipt of annual stock compensation. Mr. Rice and Mr. Jackson had not timely filed a Form 4 upon receipt of annual stock compensation.

Item 10.  Executive Compensation

Summary compensation for the Company's principal executive officer is as follows:

                          Annual Compensation          Long-Term Compensation
                                                        Awards        Payouts
                                                           Securities



Name and                                    Other       Restricted  Underlying
Principal                                   Annual         Stock     Options/     LTIP     All Other
Position           Year   Salary  Bonus   Compensation(1)  Awards      SARs     Payouts   Compensation
John C. Lawrence,  1999  $72,000           $4,154         250,000      None       None        None
President          1998   72,000            4,154
                   1997   72,000            4,154

     (1) Represents earned but unused vacation.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a)          Security Ownership of Certain Beneficial Owners:

          As of the close of business on March 27, 2000, based on information available to the Company, the following persons own beneficially more than 5% of the outstanding voting securities of the Company:


                    Name and Address of         Amount and Nature of   Percent of
Title of Class        Beneficial Owner          Beneficial Ownership     Class(1)

Common stock     The Maguire Family and related
                      entities as a group            2,825,807(2)          15.1
                 c/o Walter L. Maguire, Sr.
                 P.O. Box 129
                 Keller, VA  23401

Common stock     John C. Lawrence and related        2,930,838(3)          15.7
                      family members
                 P.O. Box 643
                 Thompson Falls, MT 59873

Common stock     The Dugan Family                    2,360,942(4)          12.6
                 c/o A. W. Dugan
                 1415 Louisiana Street, Suite 3100
                 Houston, TX 77002

Preferred        A. Gordon Clark,Jr.                     4,500(5)          100
Series A stock   2 Musket Trail
                 Simsbury, CT 06070


(b)          Security Ownership of Management:

                                                       Amount of        Percent of
Title of Class   Name of Beneficial Owner        Beneficial Ownership    Class (1)

Common stock     John C. Lawrence                    2,855,838(6)          15.3
Common stock     Robert A. Rice                        193,994(7)           1.0
Common stock     Leo Jackson                            35,700              Nil


     (1)Percent of ownership is based upon 18,694,608 shares of common stock and exercisable warrants, 4,500 shares of Series A preferred stock, and 205,996 shares of Series C preferred stock outstanding at March 27,2000.
     (2)Includes 410,000 warrants to purchase common stock.
     (3)Includes 405,810 warrants to purchase common stock.
     (4)Includes 600,000 warrants to purchase common stock.
     (5)The outstanding Series A and C preferred shares carry voting rights for the election of directors.
     (6)Does not include 75,000 shares owned by family members of John C.
        Lawrence.
     (7)Includes 3,101 warrants to purchase common stock



Item 12.  Certain Relationships and Related Transactions

See Notes 4, 7, 9, 10 and 13 to the consolidated financial statements included herein.

Item 13.  Exhibits and Reports on Form 8-K
Documents filed with this report:



Exhibit No.          Item                                                      Dated

10.35       Maguire Settlement Agreement                                     November 5, 1999
10.36       Warrant Issue-Carlos Tejada                                      August 30, 1999
10.37       Warrant Issue-Al Dugan                                           January 25, 2000
10.38       Memorandum of Understanding-Geosearch, Inc.                      October 4, 1999
10.39       Factoring Agreement-Systran Financial                            March 30, 1999
10.40       Mortgage to John C. Lawrence                                     April 19, 1999
  21        List of subsidiaries                                             N/A
  27        Financial Data Schedule                                          N/A

Documents filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and incorporated by reference to such:

Exhibit No.          Item                                                      Dated

 3.1        Articles of Incorporation -
            United States Antimony Corporation-Montana                       August 18, 1995
10.10       Yellow Jacket Venture Agreement                                  July 7, 1990
10.11       Agreement Between Excel-Mineral Company and Bobby C. Hamilton    August 29, 1991
10.12       Letter Agreement                                                 September 1, 1991
10.13       Columbia-Continental Lease Agreement Revision                    April 3, 1993
10.14       Settlement Agreement with Excel Mineral Company                  July 1993
10.15       Memorandum Agreement                                             July 1993
10.16       Termination Agreement                                            September 12, 1993
10.17       Amendment to Assignment of Lease (Geosearch)                     September 9,1994
10.18       Series B Stock Certificate to Excel-Mineral Company, Inc.        December 25, 1993
10.19       Division Order and Purchase and Sale Agreement                   March 27, 1995
10.20       Inventory and Sales Agreement                                    January 1, 1995
10.21       Processing Agreement                                             July 1, 1995
10.22       Release and settlement agreement between Bobby C. Hamilton
            and United States Antimony Corporation                           November 15, 1995
10.23       Columbia-Continental Lease Agreement                             September 27, 1996
10.24       Release of Judgment                                              February 28, 1996
10.25       Covenant Not to Execute                                          July 30, 1990
99.1        CERCLA Letter from U.S. Forest Service                           February 11, 1994

Documents filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and incorporated by reference to such:

Exhibit No.             Item                                                    Dated

10.26       Warrant Agreements                                                 Various


Item 13.  Exhibits and Reports on Form 8-K, Continued:

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

Exhibit No.             Item                                                    Dated

10.27       Letter from EPA, Region 10                                       August 21, 1997

10.28       Warrant Agreements                                                 Various

Documents filed with the Company's Quarterly Report on Forms 10-QSB for the quarters ended June 30, and September 30, 1998, and its Annual Report on Form
10-KSB for the year ended December 31, 1998, and incorporated by reference to such:

Exhibit No.             Item                                                    Dated

10.29       Summons and Verified Complaint                                   April 8, 1998

10.30       Answer, Counterclaim and Third-Party
            Complaint                                                        October 13, 1998

10.31       Warrant Issue-Al Dugan                                           July 28, 1998

10.32       Amendment Agreement                                              March 31, 1999

Documents filed with the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1999, and incorporated by reference to such:

Exhibit No.             Item                                                    Dated

10.33       Warrant Issue-John C. Lawrence                                   March 29, 1999

10.34       PVS Termination Agreement                                        March 31, 1999

There were no reports on Form 8-K filed during the quarter ended December 31, 1999.


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

By:  /s/ John C. Lawrence                        Date:     March 30, 2000
     John C. Lawrence, Director and President
     (Principal Executive, Financial and Accounting
     Officer)


By:  /s/ Leo Jackson                             Date:     March 30, 2000
     Leo Jackson, Director


By:  /s/ Robert A. Rice                          Date:     March 30, 2000
     Robert A. Rice, Director



Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non-Reporting Issuers.

Not Applicable.

Report of Independent Accountants



The Board of Directors and Stockholders of
  United States Antimony Corporation

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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






/S/DECORIA, MAICHEL & TEAGUE P.S.



Spokane, Washington
March 11, 2000

United States Antimony Corporation and Subsidiary
Consolidated Balance Sheets
December 31, 1999 and 1998

                                                                     1999          1998
                                  ASSETS
Current assets:
  Restricted cash                                              $         227   $        221
  Inventories                                                        276,599        365,398
  Accounts receivable, less allowance
  for doubtful accounts of $50,000                                    60,205
                                                               _____________   ____________
           Total current assets                                      337,031        365,619

Properties, plants and equipment, net                                452,505        515,392
Restricted cash for reclamation bonds                                178,986        178,986
            Total assets                                       -------------   ------------
                                                               $     968,522   $  1,059,997
                                                               =============   ============
                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Checks issued and payable                                    $      45,544   $     31,089
  Accounts payable                                                   467,596        256,373
  Accrued payroll and property taxes                                 263,667        168,482
  Accrued payroll and other                                           97,751         61,999
  Judgments payable                                                   40,645        164,084
  Accrued interest payable                                            14,640        348,787
  Due to related parties                                              42,841         37,635
  Notes payable to bank, current                                     160,395        160,017
  Note payable to Bobby C. Hamilton, current                          87,596         31,398
  Debentures payable                                                                335,000
  Accrued reclamation costs, current                                 256,000        222,453
                                                                 ___________   ____________
           Total current liabilities                               1,476,675      1,817,317

Notes payable to bank, noncurrent                                    165,570        106,793
Note payable to Bobby C. Hamilton, noncurrent                      1,450,785      1,564,161
Accrued reclamation costs, noncurrent                                 58,687        280,819
                                                                 ___________   ____________
            Total liabilities                                      3,151,717      3,769,090
                                                                 ___________   ____________

Commitments and contingencies (Notes 1 and 14)

Stockholders' deficit:
  Preferred stock, $.01 par value, 10,000,000 shares authorized:
     Series A: 4,500 shares issued and outstanding
       (liquidation preference $105,750)                                  45             45
     Series B: 750,000 shares issued and outstanding
       (liquidation preference $795,000)                               7,500          7,500
     Series C: 205,996 and 2,560,762 shares issued and outstanding
       (liquidation preference $113,281)                               2,060         25,608
  Common stock, $.01 par value, 20,000,000 shares authorized;
    16,900,252 and 13,425,925 shares issued and outstanding          169,003        134,259
     Additional paid-in capital                                   14,289,947     14,079,260
     Accumulated deficit                                         (16,651,750)   (16,955,765)
                                                                ____________   ____________
            Total stockholders' deficit                           (2,183,195)    (2,709,093)
                                                                ------------   -------------
            Total liabilities and stockholders' deficit         $    968,522   $  1,059,997
                                                                ============   =============

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiary
Consolidated Statements of Operations
for the years ended December 31, 1999 and 1998


                                                                     1999          1998
Revenues:
 Sales of antimony products and other                           $  4,710,278   $  3,142,776

 Cost of antimony production                                       4,329,301      2,747,880
                                                                ____________   ____________

Gross profit                                                         380,977        394,896
                                                                ____________   ____________

Other operating expenses:
 Exploration and evaluations                                          53,985        164,871
 Care and maintenance - Yellow Jacket property                       146,882        197,851
 General and administrative                                          400,432        307,554
                                                                ____________   ____________
                                                                     601,299        670,276
                                                                ____________   ____________
Other (income) expense:
 Gain from accrued reclamation costs adjustment                      (70,000)
 Gain from accounts payable adjustment                               (16,440)
 Interest expense                                                    185,985        216,317
 Interest income and other                                           (12,190)       (23,270)
                                                                ____________   ____________
                                                                      87,355        193,047
                                                                ____________   ____________

Loss before extraordinary item                                      (307,677)     (468,427)
Extraordinary gain on conversion of debts to common
 stock                                                               611,692
                                                                ____________   ____________

Net income (loss)                                               $    304,015   $  (468,427)
                                                                =============  ============

Basic net income (loss) per share of common stock
 Before extraordinary item                                      $      (0.02)
 Extraordinary item                                                     0.04
                                                                ____________   ____________
 Net income (loss)                                              $       0.02   $     (0.04)
                                                                ============   ============

Diluted net income (loss) per share of common stock
 Before extraordinary item                                      $      (0.02)
 Extraordinary item                                                     0.04
                                                                ____________   ____________
     Net income (loss)                                          $       0.02   $     (0.03)
                                                                ============   ============

Basic weighted average shares outstanding                         14,597,917    13,309,379
                                                                ============   ============

Diluted weighted average shares outstanding                       14,837,976    15,904,204
                                                                ============   ============


The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows
for the years ended December 31, 1999 and 1998

                                                                      1999         1998

Cash flows from operating activities:
 Net income (loss)                                              $    304,015   $  (468,427)
 Adjustments to reconcile net income (loss) to
   net cash provided by operations:
      Depreciation                                                   130,714       157,812
      Write off of capitalized start-up costs                          8,590
      Extraordinary gain on conversion of debts to common stock     (611,692)
      Gain from accrued reclamation costs adjustment                 (70,000)
      Gain from accounts payable adjustment                          (16,440)
      Provision for doubtful accounts                                 50,000
      Issuance of common stock to directors as compensation            2,160         1,687
      Issuance of common stock to employees as compensation            2,600         3,289
      Issuance of common stock for services                           10,000
         Restricted cash                                                  (6)       15,059
         Accounts receivable                                        (110,205)
         Inventories                                                  88,799        97,884
         Prepaid expenses                                                            7,727
         Accounts payable                                            228,863       131,291
         Accrued payroll and property taxes                           95,185        49,681
         Accrued payroll and other                                    35,752        18,292
         Judgments payable                                            11,780        21,147
         Accrued interest payable                                     13,250        28,500
         Payable to related parties                                    5,206         5,928
         Accrued reclamation costs                                  (118,585)      (53,272)
                                                                 ___________   ___________
          Net cash provided by operating activities                   59,986        16,598
                                                                 ___________   ___________

Cash flows from investing activities:
    Purchase of properties, plants and equipment                     (76,417)      (31,182)
                                                                 ___________   ___________
          Net cash used in investing activities                      (76,417)      (31,182)
                                                                 ___________   ___________

Cash flows from financing activities:
    Proceeds from issuance of common stock and warrants                             75,000
    Proceeds from new borrowings                                     259,484       190,050
    Payments on notes payable to bank                               (200,330)     (190,588)
    Change in checks issued and payable                               14,455       (11,295)
    Payments on note payable to Bobby C. Hamilton                    (57,178)      (48,583)
                                                                 ___________   ___________
          Net cash provided by financing activities                   16,431        14,584
                                                                 ___________   ___________

Net decrease in cash                                                       0             0
Cash, beginning of year                                                    0             0
                                                                 ___________   ___________

Cash, end of year                                                $         0   $         0
                                                                 ___________   ___________

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows, Continued:
for the years ended December 31, 1999 and 1998



                                                                      1999         1998
Supplemental disclosures:
  Cash paid during the year for interest                          $  157,239   $  187,818
                                                                  __________   __________

  Noncash financing activities:
    Common stock issued in exchange for note receivable                        $    5,000
    Judgment payable converted to common stock                    $  144,339
    Debentures payable converted to common stock                     335,000
    Accrued debenture interest payable converted to common stock     347,397
    Series C preferred stock converted to common stock                23,548


The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiary
Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 1999 and 1998

                                    Preferred Stock
                      Series A        Series B         Series C        Common Stock


                                                                                     Additional Paid  Accumulated
                      Shares Amount Shares Amount  Shares   Amount   Shares    Amount  in Capital       Deficit       Total


Balances,
December 31, 1997     4,500   $45  750,000 $7,500 2,560,762 $25,608 13,065,434 $130,654  $13,997,889 $(16,487,338) $(2,325,642)

Issuance of stock
for cash                                                               300,000    3,000       58,500                    61,500

Value attributed to issuance
of warrants                                                                                   13,500                    13,500

Issuance of stock in
exchange for services                                                   23,491      235        3,054                     3,289

Issuance of stock for note
receivable                                                              25,000      250        4,750                     5,000

Issuance of stock to
directors for compensation                                              12,000      120        1,567                     1,687

Net loss                                                                                                (468,427)     (468,427)
                     ______   __  _______  _______ ________  _______  _________  _______  _________    __________    __________
Balances,
December 31, 1998     4,500   45  750,000   7,500  2,560,762 25,608  13,425,925  134,259  14,079,260  16,955,765    (2,709,093)



Issuance of stock for cash
purchased by employees                                                    4,800       48       1,152                     1,200

Issuance of stock in
exchange for services                                                    40,000      400       9,600                    10,000

Issuance of common stock
for conversion of debts                                               1,036,761   10,368     195,555                   205,923

Issuance of stock to employee
for compensation                                                         20,000      200       2,400                     2,600

Issuance of stock to
directors for compensation                                               18,000      180       1,980                     2,160

Conversion of series C
stock preferred stock to common                   (2,354,766)(23,548) 2,354,766   23,548

Net Income                                                                                                304,015      304,015
                     ______  ___  _______   _____  __________  ______ _________  _______   __________    _________    ________
Balances,
December 31, 1999    4,500   $45   750,000  $7,500   205,996 $ 2,060 16,900,252 $169,003 $14,289,947 $(16,651,750) $(2,183,195)
                     ======  ===  =======   =====  ==========  ====== =========  =======   ==========    =========


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

The principal business of the Company has been the production and sale of antimony products. Up until the first quarter of 1999 the Company sold its products pursuant to a profit sharing agreement with affiliated chemical sales companies. On March 31, 1999, the company terminated the agreement and started selling its products independently .

The Company has aquired a 50% interest in United
States Antimony, Mexico S.A. de C.V. ("USAMSA") to mine, mill and produce antimony metal and other related products from certain states in Mexico. At December 31, 1999, the Company had invested $111,088 in plant and equipment in Mexico.

The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 1999, the Company has negative working capital of approximately $1.14 million, an accumulated deficit of approximately $16.7 million and a total stockholders' deficit of approximately $2.2 million. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

To improve the Company's financial condition, the following actions have been initiated or taken by management:

-In March 1999, the Company notified its sales affiliate, Basic
 Chemical Systems ("BCS"), that it was terminating certain operating agreements with BCS relating to the marketing and sales of antimony products. In connection with the cancellation, the Company began acting independently in the production and sale of antimony products.

-During 1999 the Company procured financing from an accounts receivable factoring institution to supplement operating capital and fund its antimony product sales efforts.

-In 1999 and 1998 the Company deveoted substantial efforts to the research and development of new antimony products and applications. These efforts have resulted in advances in the Company's preparation, packaging, and quality of the antimony products it delivers to customers. The Company believes that it will be able to stay competitive in the antimony business and generate increasing profits because of these advances.
-In 1999, the Company converted debts totaling $826,736 in principal and accrued interest into common stock of the company.

-In 1998, the Company generated $75,000 through sales of 300,000 shares of unregistered common stock and warrants to existing shareholders. The Company plans to raise additional equity funding through additional stock sales in 2000. However, there can be no assurance that the Company will be able to successfully raise additional capital through the sale of its stock.

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

2. Concentration of Risk:

The Company purchases the majority of its raw antimony used in the production of finished antimony products from Chinese producers through metal brokers. If the supply of antimony from China is reduced, it is possible that the Company's antimony product operations could be adversely affected. During the years ended December 31, 1999 and 1998, 20% and 19%, respectively, of the Company's revenues from antimony products were from sales to one customer.

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

3. Summary of Significant Accounting Policies:

Principles of Consolidation

The Company's consolidated financial statements also include the accounts of United States Antimony Montana ("USAM") a wholly owned subsidiary. Intercompany balances and transactions are eliminated in consolidation.The Company accounts for its investment interest in its 50% foreign-owned entity USAMSA by the equity method.

Restricted Cash

Restricted cash consists of cash held for investment in USAMSA and reclamation performance bonds.

Inventories

Inventories at December 31, 1999 and 1998, consisted of ownership in antimony metal, metal in process and finished goods that are stated at the lower of first-in, first-out cost or estimated net realizable value. Since the Company's inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories.

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

Management's estimates of metal prices, operating capital requirements and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of the Company's investment in its properties, plants and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its properties, and necessitate asset impairment write-downs.

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

The Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. The Company has restricted cash balances that have been provided to ensure performance of its reclamation obligations.

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

Income (Loss) Per Common Share

The Company accounts for its income (loss) per common share according to the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128,") "Earnings Per Share". Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation is arrived at by dividing net income (loss) by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options, the conversion impact of convertible preferred stock, and shares issuable under warrants and other contracts.

During 1999 and 1998, the Company had outstanding common stock warrants that were exercisable at prices higher than the average trading value of the Company's stock and, therefore, antidilutive. Accordingly, the warrants have no effect on the calculation of basic or diluted weighted average number of shares. At December 31, 1999 and 1998, the Company had 205,996 and 2,560,762, shares respectively, of Series C preferred stock that were outstanding. The Series C preferred stock is convertible into common stock of the Company and considered in the calculation of diluted weighted average number of shares outstanding during 1999 and 1998.

Stock-Based Compensation

The Company recognizes compensation expense for employees and directors awarded stock as compensation based upon the market value of stock awarded at the time of the award.

Recent Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application of all of the provisions of this statement is encouraged as of the beginning on any fiscal quarter. The Company believes the adoption of this standard will not have a material impact its financial position or results of operations.


In April 1998, Statement of Position 98-5 ("SOP 98-5"), "Reporting
on the Costs of Start-up Activities" was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organizational costs to be expensed as incurred. During 1999, the Company expensed $8,590 of organizational costs that had previously been capitalized relating to its investment in USAMSA. No cumulative effect of a change in accounting principle was recognized, however, due to the immateriality of the amount. If a cumulative effect had been recognized, accumulated deficit at December 31, 1998 would have been increased by $8,590.

4. Sales of Accounts Receivable:

The Company sells the majority of its accounts receivables to a company pursuant to the terms of a factoring agreement entered into on March 30, 1999. According to the terms of the agreement the receivables are sold with full recourse and the Company assumes all risks of collectibility. The performance of all obligations and payments to the factoring company is personally guaranteed by John C. Lawrence, the Company's president and director. As consideration for Mr. Lawrence's guarantee, the Company granted a mortgaged security interest to Mr. Lawrence collateralized by the Company's real and personal property. In addition, Mr. Lawrence was granted 250,000 warrants to purchase common stock of the Company exercisable at $0.25 per share (See Note 10).

The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all trade receivables. The allowance for doubtful accounts was $50,000 at December 31, 1999. The factoring agreement requires that the Company pay 4% of the face amount of the receivables sold up to $1,200,000, and 2% of the face amount of receivables sold thereafter as a financing fee. Financing fees paid by the Company during the year ended December 31, 1999 totaled $106,742 and were recorded in the cost of antimony production. At December 31, 1999, net accounts receivable of $3,909,774 had been sold under the agreement, and were reflected as reductions of accounts receivable. Proceeds from the sales were used to fund inventory purchases and operating expenses. The agreement is for a term of one year with automatic renewal for additional one-year terms. The Company's sales of accounts receivable qualify as sales under the provisions of Statement of Financial Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

5.  Properties, Plants and Equipment:

The major components of the Company's properties, plants and equipment at December 31, 1999 and 1998 were as follows:


                                                 1999              1998

Gold mill and equipment(1)                $     37,890     $      37,890
Gold mining equipment(1)                     1,265,392         1,265,392
Antimony mining buildings and equipment(2)     168,746           168,746
Antimony mill and equipment(2)                 518,190           518,190
Chemical processing and office buildings       255,447           225,313
Chemical processing equipment                  852,811           837,256
USAMSA(3) plant and equipment                  111,088            99,098
Other                                           76,955            66,807
                                          ____________     _____________
                                             3,286,519         3,218,692
Less accumulated depreciation and depletion  2,834,014        (2,703,300)
                                          ____________     _____________
                                         $     452,505     $     515,392
                                          ============     =============

(1)The Company has removed the mill at Yankee Fork and some of the mining and milling equipment as part of the reclamation process. Substantially all of the remaining assets are fully depreciated.

(2)At December 31, 1999 and 1998, substantially all of these assets are fully depreciated and the antimony milling buildings and equipment are idle.

(3)Amount represents the Company's expenditures for USAMSA plant and equipment located in Mexico (see Note 1).


6.  Judgments Payable:

At December 31, 1999 and 1998, the Company owed the following judgments payable:
                                                       1999       1998
Internal Revenue Service in collection of former
legal counsel's Bankruptcy estate                   $40,645(1)  $37,986

Geosearch, Inc. (see Note 10)                                   126,098
                                                    __________ _________
                                                    $40,645    $164,084
                                                    ========== =========

(1)Includes interest at the Federal Judgment Rate, which approximated 6%
-7% during 1999 and 1998. The amount is collateralized by certain equipment.

7.  Due to Related Parties:

Amounts due to related parties at December 31, 1999 and 1998 were as follows (see Note 13).

                                            1999               1998

Entity owned by John C. Lawrence,
president and director                 $     788         $    2,227

John C. Lawrence, president and
director                                   7,340              2,485

Walter L. Maguire, Jr., a former
director (1)                              34,713             32,923
                                       _________         __________
                                       $  42,841         $   37,635
                                       =========         ==========

(1)Interest accrues on the original principal balance advanced at 10% per annum.

Transactions affecting the payable to Mr. Lawrence during 1999 and 1998 were as follows:
                                          1999               1998

Balance, beginning of year             $   2,485         $    -0-
Equipment rental charges                  30,616            38,865
Payments                                 (25,761)          (36,380)
                                       _________         _________
Balance, end of year                   $   7,340         $   2,485
                                       =========         =========

8.  Notes Payable to Bank:

Notes payable to First State Bank of Thompson Falls, Montana ("First State Bank") at December 31, 1999 were as follows:

  Five-year term note bearing interest at 10.5%; payable monthly equal to 1.5% of receipts from all Company sales, up to
    $5,375  per month; due in full April 2, 2004; collateralized by certain equipment and patented and unpatented mining
    claims in Sanders County, Montana; personally guaranteed
    by John C. Lawrence, (president and director).                $210,116

  Note payable under a $50,500 revolving line-of-credit agreement bearing interest at 10.5%; collateralized by certain equipment and patented and unpatented mining claims in Sanders County,
    Montana; principal and accrued interest due at maturity
    on April 2, 2000; personally guaranteed by John C. Lawrence.    34,259

  Note payable under a $85,050 revolving line-of-credit agreement bearing interest at 11%; collateralized by certain equipment and patented and unpatented mining claims in Sanders County,
    Montana; principal and accrued interest due at maturity on
    February 15, 2000; personally guaranteed by John C. Lawrence.   71,342

  Note payable under a revolving line-of-credit agreement
    bearing interest at 11%; collateralized by certain equipment and patented and unpatented mining claims in Sanders County,
    Montana; principal and interest due at maturity on
    January 2, 2000; personally guaranteed by John C. Lawrence.  $  10,248
                                                                 _________

     Total                                                         325,965
     Less current portion                                          160,395
                                                                 _________
     Noncurrent portion                                          $ 165,570
                                                                 =========

     Based on the interest rates in effect at December 31, 1999, principal payments on the notes payable to bank are due as follows:

                         Year Ending
                         December 31,

                            2000            $ 160,395
                            2001               49,455
                            2002               54,905
                            2003               61,210
                                            _________
                                            $ 325,965
                                            =========

9. Note Payable to Bobby C. Hamilton:

The Company owed Bobby C. Hamilton ("Hamilton"), a stockholder, an unsecured note payable of $1,538,381 and $1,595,559 at December 31, 1999 and 1998, respectively. The obligation arose from the settlement of litigation brought against Hamilton by the Company in 1995. The original terms for repayment of the note included the payment of principal and interest at 7.5% per annum equal to 10% of the gross sales of the Company's operations, with a minimum total annual payment of principal and interest of $150,000.

In April 1999, the Company renegotiated the repayment terms such that the note is payable equal to 4% of the gross sales of the Company's operations with a minimum total annual payment of principal and interest of $200,000. Based on the minimum annual payment requirement, principal payments on the Hamilton note payable are due as follows:

                         Year Ending
                         December 31,

                            2000       $    87,596
                            2001            94,396
                            2002           101,724
                            2003           109,622
                            2004           118,132
                         Thereafter      1,026,911
                                       ___________
                                       $ 1,538,381
                                       ===========

Interest expense paid to Hamilton, a stockholder, during the years ended December 31, 1999 and 1998 was $117,755 and $127,957 respectively.

10. Stockholders' Deficit:

Stock Warrants

The Company's Board of Directors has the authority to issue incentive stock warrants for the purchase of common stock to directors and employees of the Company. The Company has also issued warrants in exchange for services rendered the Company and in settlement of certain litigation.

      Transactions in stock warrants are as follows:

                                     Number of                      Expiration
                                     Warrants     Excercise Prices     Date

Balance, December 31, 1997            894,356       $0.50-$0.80

Warrants issued in connection with
stock sale                            100,000       $0.50              (A)

Warrants issued in connection with
stock sale                            100,000       $0.25              (B)

Balance, December 31, 1998          1,094,356       $0.25-$0.80

Warrants issued to John C.
Lawrence, president and director,
in connection with his personal
guarantee of a financing
arrangement                           250,000       $0.25              (C)

Warrants issued to a consultant as
compensation for services             100,000       $0.55              (D)

Warrants expired                     (225,000)      $0.50-$0.70
                                    _________       ___________

Balance, December 31, 1999          1,219,356       $0.25-$0.80
                                    =========       ===========

(A) Of total warrants issued in these stock sales, 60,000 are exercisable on or before February 17, 2001, and 40,000 are exercisable on or before January 12, 2001.
(B) Warrants are exercisable on or before July 28, 2001.
(C) Warrants are exercisable for as long as Mr. Lawrence personally guarantees certain company financing arrangements.
(D) Warrants are exercisable on or before August 30, 2002.

Issuance of Common Stock to Employees

Duurng 1999, the Company issued 20,000 shares of its unregistered common stock to employees in recognition of their service to the Company. The Company accounts for stock issued to employees as compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and accordingly recognized compensation expense of $2,600 based on upon the fair value of the unregistered shares issued.

Issuance of Common Stock in Connection with Conversion of Debts

In November 1999, the Company entered into a Settlement Agreement and Release of all Claims ("the Agreement") with Ronald Michael Meneo, Trustee of the Walter L. Maguire 1935-1 Trust ("the Trust") and Walter L. Maguire Sr., beneficiary of the Trust and stockholder and former director of the Company. The Agreement settled litigations brought by the Trust against the Company for default on certain of the Company's debentures held by the Trust and the resulting counterclaim against the Trust and Mr. Maguire by the Company. The Agreement called for the issuance of 790,909 shares of the Company's unregistered common stock to the Trust in exchange for the extinguishment of all indebtedness claimed owing to the Trust or Mr. Maguire.

In connection with the issuance, the Company extinguished $335,000 of debenture principal and $347,397 of related accrued interest thereon. The Company recorded an extraordinary gain of $534,101 on the extinguishment based upon the value of the restricted shares issued at the time.

In October 1999, the Company extinguished a debt due Geosearch, Inc., a former lessor of a mining interest to the Company, by issuing 245,852 shares of its unregistered common stock. The debt extinguished totaled $144,339 of principal and accrued interest. The Company recorded an extraordinary gain of $77,591 on the extinguishment based upon the value of the restricted shares issued at the time.

Issuance of Common Stock for Cash

During 1998, the Company sold 300,000 shares of its unregistered common stock and warrants for $75,000. Of total stock sales made during the year ended December 31, 1998, the Company sold 200,000 shares of its unregistered common stock and warrants to Walter L. Maguire Sr. and parties related to him for $50,000. Mr. Maguire is a stockholder and was a director of the Company until December 31, 1998.

Issuance of Common Stock in Exchange for Services

During 1999, the Company issued 40,000 shares of its unregistered common stock and 100,000 warrants to purchase shares of common stock at $0.55 per share until August 3, 2000, to a consultant in exchange for professional services rendered to the Company. These shares were valued at 75% of the market value of the stock at the time they were issued.

During 1999, the Company issued 23,491 shares of its unregistered common stock to the grandson of Robert L. Rice, a director and stockholder, in exchange for services rendered to the Company. The shares were valued at 75% of the market value of the stock at the time they were issued, which approximated the value of the services rendered. The Company recognized the issuance during the year ended December 31, 1998, since the services were provided to the Company prior to that date.

Issuance of Common Stock for Note Receivable

During 1998, the Company issued Robert L. Rice, a director and stockholder, 25,000 shares of its unregistered common stock in exchange for a $5,000 note receivable. The note was satisfied in 1998 when Mr. Rice transferred certain equipment to the company as payment (See Note
13).

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of
$.01 par value preferred stock. Subject to amounts of outstanding preferred stock, additional shares of preferred stock can be issued with such rights and preferences, including voting rights, as the Board of Directors shall determine.

During 1986, Series A restricted preferred stock was established by the Board of Directors. These shares are nonconvertible, nonredeemable and are entitled to a $1.00 per share per year cumulative dividend. Series A preferred stockholders have voting rights for directors only and a total liquidation preference equal to $45,000 plus dividends in arrears. At December 31, 1999, cumulative dividends in arrears amounted to $60,750, or $13.50 per share.

During 1993, Series B restricted preferred stock was established by the Board of Directors and 1,666,667 shares were issued in connection with the final settlement of litigation related to the nonpayment of royalties under a sublease contract. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock, has no voting rights and is entitled to cumulative dividends of $.01 per share per year.
In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B restricted preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. In 1995, 916,667 shares of Series B preferred stock were surrendered to the Company in connection with the settlement of litigation against Bobby C. Hamilton. At December 31, 1999, cumulative dividends in arrears were $45,000, or $0.06 per share.

During 1997, the Company issued 2,560,762 shares of Series C preferred stock in connection with the conversion of certain debts owed by the Company. The rights, preferences, privileges and limitations of the Series C preferred shares issued upon conversion of debt are set forth below:

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

Antidilution Provisions. The conversion price of the Series C shares shall be subject to adjustments to prevent dilution in the event that the Company issues additional shares at a purchase price less than the applicable conversion price (other than shares issued to employees, consultants and directors pursuant to plans and arrangements approved by the Board of Directors, and securities issued to lending or leasing institutions approved by the Board of Directors). In such event, the conversion price shall be adjusted according to a weighted-average formula, provided that a holder of Series C shares purchases his pro rata share of the securities being sold in the dilutive financing. The initial conversion price for the Series C shares is $0.55.

Protective Provisions. The consent of a majority interest of the holders of Series C preferred shares shall be required for any action which (i) alters or changes the rights, preferences or privileges of the Series C shares materially and adversely; or (ii) creates any new class of shares having preference over or being on a parity with the Series C shares.

During 1999, holders of 2,354,766 shares of Series C shares converted their shares into common stock of Company. At December 31, 1999, 205,996 shares of Series C preferred stock remained outstanding.

11.  Income Taxes:

The components of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:


                                           1999               1998

   Net operating losses                 $2,560,645         $2,646,065
   Properties, plants and equipment         32,996             19,979
   Reclamation costs                       106,993            171,112
   Allowance for doubtful accounts          17,000
                                        __________         __________
   deferred tax assets                   2,717,634          2,837,156
   Less valuation allowance             (2,717,634)        (2,837,156)
                                        __________         __________
                                        $        0         $        0
                                        ==========         ==========

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

The market, capital and environmental factors associated with realizing this goal are considerable and uncertain. Therefore, management believes that a full valuation allowance of the net deferred tax assets is appropriate at December 31, 1999 and 1998. However, if estimates of future taxable income change, the valuation allowance could change in the future.

The change in the valuation allowance for the years ended December 31, 1999 and 1998 is as follows:

  Balance, December 31, 1997                               $2,597,891
    Increase due to non-utilization of net operating loss
      carry forward                                           239,265
                                                           __________

  Balance, December 31, 1998                                2,837,156
    Decrease due to utilization of net operating loss
      carry forward                                          (119,522)
                                                           __________

  Balance, December 31, 1999                               $2,717,634
                                                           ==========

During the year ended December 31, 1999, the Company utilized approximately $251,000 of net operating losses for federal income tax purposes.

At December 31, 1999, the Company had the following regular tax basis net operating loss carryforward.

               Expiring in

                  2000                      $2,220,180
                  2001                         916,998
                  2002                         715,731
                  2003                         866,362
                  2004                         568,416
                  2005                         715,049
                  2006                         512,877
                  2007                         154,235
                  2011                         394,788
                  2018                         466,672
                                            __________
                                            $7,531,308
                                            ==========

At December 31, 1999, the Company had net operating loss carryforward for alternative minimum tax purposes of approximately $7.1 million.



   12. Loss Per Common Share:

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS') computations for the years ended December 31, 1999 and 1998:


                                                 1999
                                       Loss       Shares         Amounts
Basic EPS:
Net loss before extraordinary item  $(307,677)  14,597,917       $(0.02)
Effect of Dilutive Securities
Common stock warrants (1)
Series C preferred stock(2)                        240,059         Nil
                                    __________  __________       _______
Diluted EPS:
Net loss before extraordinary item  $(307,677)  14,837,976       $(0.02)
                                    ==========  ==========       =======




                                                   1998

                                                                  Per Share
                                        Loss      Shares           Amounts
Basic EPS:
Net loss                            $(468,427)  13,309,379       $ (0.04)
Effect of Dilutive Securities
Common stock warrants (1)
Series C preferred stock (2)                     2,594,825          0.01
                                    __________  __________       ________
Diluted EPS:
Net loss                            $(468,427)  15,904,204       $ (0.03)
                                    ==========  ==========       ========

(1) Common stock warrants totaling 1,219,356 and 1,094,356 outstanding during 1999 and 1998, respectively, were not included in the computation of diluted EPS at December 31, 1999 or 1998 because the various exercise prices of the warrants were greater than the average market price of the Company's common stock.

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


13. Related-Party Transactions:

In addition to transactions described in Notes 4, 7, 9, and 10 during 1999 and 1998, the Company had the following transactions with related parties:

-During 1999 and 1998, the Company issued 18,000 shares of its unregistered common stock to certain members of the Board of Directors for their duties as directors. The issuance represented an award of 6,000 shares per year per director eligible to receive the award. The issuances have been recorded in the consolidated financial statements as if they were issued in the year they were earned. The stock awards were recorded as compensation expense (director's fees) based upon the estimated value of the stock at the date of issuance.

-At December 31, 1999, the Company owed Walter L. Maguire, Jr., a stockholder and former director, $34,713 for amounts advanced to the Company by Mr. Maguire. Annual interest expense related to these notes was $1,790 for
 both 1999 and 1998.   In 1996, a company controlled by Mr. Maguire sold the
 Company packaging materials at a cost of $32,066. At December 31, 1999, the Company owed Mr. Maguire's company $5,497 (included in accounts payable), representing the unpaid balance on this purchase.

-During 1998, Robert L. Rice, a director and stockholder, exchanged certain equipment for a $5,000 note receivable due the Company.

-In February 1999, the Board of Directors nominated Leo Jackson to serve as a director in the place of Walter L. Maguire, Sr., who had resigned from the Board on December 31, 1998. Mr. Jackson is a stockholder of the Company and owns 31.4% of Production Minerals Inc., a company that has an indirect interest of 25% in the stock of USAMSA. (See Note 1)

14. Commitments and Contingencies:

Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The metals were recovered by a 150-ton per day gravity and flotation mill, and the concentrates were leached with cyanide to produce a bullion product at the Preachers Cove mill, which was located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. The Company has been reclaiming the property and as of December 31, 1999, the cyanide solution discharge was complete, the mill removed, and a majority of the cyanide leach residue disposed of. In 1996, the Idaho Department of Environmental Quality requested that the Company sign a consent decree related to completing the reclamation and remediation at the Preachers Cove mill, which the Company signed in December 1996. The
Company anticipates having reclamation at the property completed in 2000.

The Company has accrued amounts on its balance sheet that it believes to be representative of future costs required to fully reclaim the property.

The Company also has environmental remediation obligations at its antimony production facility near Thompson Falls, Montana and its abandoned gold mining property (Yellow Jacket) in Lemhi County, Idaho. The Company has accrued amounts on its balance sheet that it estimates will be adequate to fulfill these obligations at December 31, 1999. During 1999 substantial reclamation work was performed at both of these sites.

15. Fair Value of Financial Instruments:

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The carrying amounts for cash, restricted cash, accounts receivable, accounts payable and accrued expenses are a reasonable estimate of their fair values. The fair value of amounts due to related parties and judgments payable approximate their carrying values of $42,841 and $40,645, respectively, at December 31, 1999, and $37,635 and $164,084, respectively, at December 31, 1998, based upon the contractual cash flow requirements.

It is not practicable to estimate the fair value of the $1,538,381 note payable to Bobby C. Hamilton. The payments are based upon future revenues, which are uncertain. There are no similar financial instruments in the market to which the value can be compared and the note is not secured with any collateral.