Form 10QSB
period 2000-03-31
UNITED STATES ANTIMONY CORP
filed 2000-05-12
CIK 101538

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB




(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)
             For the quarterly period ended March 31, 2000

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

                      For the transition period      to




                        Commission file number 33-00215

                      UNITED STATES ANTIMONY CORPORATION

                (Name of small business issuer in its charter)



           Montana                                       81-0305822
(State or other jurisdiction of                        (I.R.S Employer
incorporation or organization)                        Identification No.)


            P.O. Box 643, Thompson Falls, Montana            59873
            (Address of principal executive offices)      (Zip code)


    Registrant's telephone number, including area code:  (406) 827-3523



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    No




At May 13 , 2000, the registrant had outstanding 17,475,252 shares of par value $.01 common stock.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements and Supplementary Data

United States Antimony Corporation and Subsidiary
Consolidated Balance Sheets

                                                            (Unaudited)
                                                              March 31,   December 31,
                                                                2000         1999
                                  ASSETS
Current assets:
  Restricted cash                                         $        228 $        227
  Inventories                                                  289,706      276,599
  Accounts Receivable, less allowance for
  doubtful accounts of $30,000 and $50,000,respectively         63,857       60,205
                                                          ------------ ------------
     Total current assets                                      353,791      337,031

Properties, plants and equipment, net                          435,824      452,505
Restricted cash for reclamation bonds                          171,816      178,986
                                                          ------------ ------------
              Total assets                                $    961,431 $    968,522
                                                          ============ ============
                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Checks issued and payable                               $     97,798 $     45,544
  Accounts payable                                             463,248      467,596
  Accrued payroll and property taxes                           219,870      263,667
  Accrued payroll and other                                     62,982       97,751
  Judgments payable                                             41,357       40,645
  Accrued debenture interest payable                            14,640       14,640
  Due to related parties                                        34,492       42,841
  Notes payable to bank, current                               177,391      160,395
  Note payable to Bobby C. Hamilton, current                    93,758       87,596
  Accrued reclamation costs, current                           236,732      256,000
                                                          ------------ ------------
            Total current liabilities                        1,442,268    1,476,675

Notes payable to bank, noncurrent                              153,687      165,570
Note payable to Bobby C. Hamilton, noncurrent                1,427,844    1,450,785
Accrued reclamation costs, noncurrent                           58,687       58,687
                                                          ------------ ------------
            Total liabilities                                3,082,486    3,151,717
                                                          ------------ ------------
Commitments and contingencies

Stockholders' deficit:
 Preferred stock, $.01 par value, 10,000,000 shares authorized:
  Series A: 4,500 shares issued and outstanding
   (liquidation preference $105,750, at December 31,1999)           45           45
  Series B: 750,000 shares issued and outstanding
   (liquidation preference $795,000, at December 31, 1999)       7,500        7,500
  Series C: 205,996 shares issued and outstanding
   (liquidation preference $113,281, at December 31, 1999)       2,060        2,060
 Common stock, $.01 par value, 20,000,000 shares authorized;
   17,475,252 and 16,900,252 shares issued and outstanding     174,752      169,003
 Note receivable from shareholder                              (15,000)
 Additional paid-in capital                                 14,517,198    4,289,947)
 Accumulated deficit                                       (16,807,610) (16,651,750)
                                                          ------------ ------------
            Total stockholders' deficit                     (2,121,055)  (2,183,195)
                                                          ------------ ------------
            Total liabilities and stockholders'deficit    $    961,431 $    968,522
                                                          ============ ============
The accompanying notes are an integral part of the consolidated financial statements


United States Antimony Corporation and Subsidiary
Consolidated Statements of Operations
for the three-month periods ended March 31, 2000 and 1999 (Unaudited)


                                                              March 31,      March 31,
                                                                2000          1999
Revenues:
  Sales of antimony products and other                    $  1,173,050 $    690,302
  Cost of antimony production and other                        974,230      617,375
                                                          ------------ ------------
Gross profit                                                   198,820       72,927

Other operating expenses:
  Exploration and evaluations                                                33,272
  Care-and-maintenance - Yellow Jacket                          27,801       38,864
  Sales expense                                                110,065
  General and administrative                                   177,844       62,120
                                                          ------------ ------------
                                                               315,710      134,256
                                                          ------------ ------------
Other (income) expense:
  Interest expense                                              41,110       51,142
  Interest income and other                                     (2,140)      (2,346)
  Gain on accounts payable write off                                        (16,440)
                                                          ------------ ------------
                                                                38,970       32,356
                                                          ------------ ------------
Net loss                                                  $    155,860 $     93,685
                                                          ============ ============
Basic net loss per share of common stock                  $     .01    $      .01
                                                          ============ ============
Diluted net loss per share of common stock                $     .01    $      .01
                                                          ============ ============
Basic weighted average shares outstanding                   17,023,054   13,439,427
                                                          ============ ============
Diluted weighted average shares outstanding                 17,532,753   16,034,252
                                                          ============ ============


The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows
for the three-month periods ended March 31, 2000 and 1999 (Unaudited)


                                                                 March 31,  March 31,
                                                                   2000       1999
Cash flows from operating activities:
  Net loss                                                   $   (155,860) $(93,685)
  Adjustments to reconcile net loss  to net cash provided by
    (used in) operations:
      Depreciation                                                 33,000    37,583
      Reclamation costs                                           (19,268)
      Issuance of stock for consulting services                    78,000
      Issuance of stock to employees as compensation                          1,050
      Provision for doubtful accounts                             (20,000)
      Gain on accounts payable write off                                    (16,440)
      Change in:
        Restricted cash                                                (1)       (1)
        Accounts receivable                                       (21,062)
        Inventories                                               (13,107)    2,285
        Restricted cash for reclamation bonds                       7,170
        Accounts payable                                           (4,348)   71,830
        Accrued payroll and property taxes                        (43,797)   (7,605)
        Accrued payroll and other                                   2,641     9,086
        Judgments payable                                             712       576
        Accrued debenture interest payable                                    5,875
        Payable to related parties                                 (8,349)   (3,680)
                                                               ---------- ---------
          Net cash provided by (used in) operations:             (164,269)    6,874
                                                               ---------- ---------
Cash flows from investing activities:
  Purchase of properties, plant and equipment                     (16,319)        0
                                                               ---------- ---------
          Net cash used in investing activities                   (16,319)        0
                                                               ---------- ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                          140,000
  Proceeds from notes payable to bank, net                          5,113
  Payments on notes payable to bank                                          (8,008)
  Increase in checks issued and payable                            52,254    15,235
  Payments on note payable to Bobby C. Hamilton                   (16,779)                    (14,101)
                                                               ---------- ---------
          Net cash provided by (used in) financing activities     180,588    (6,874)
                                                               ---------- ---------
Net change  in cash                                                     0         0
Cash, beginning of period                                               0         0
                                                               ---------- ---------
Cash, end of period                                            $        0 $       0
                                                               ========== =========
Supplemental disclosures:
  Cash paid during the period  for interest                    $   39,297 $  38,548
                                                               ========== =========
  Noncash financing activities:
  Common stock issued in exchange for note receivable          $   15,000
                                                               ==========



The accompanying notes are an integral part of the consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (UNAUDITED)

1.  Financial Statements:

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management are necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-KSB.


2.  Notes to December 31, 1999 consolidated financial statements:

The notes to the consolidated financial statements as of December 31, 1999, as set forth in the Company's 1999 Annual Report on Form 10-KSB, substantially apply to these interim consolidated financial statements and are not repeated here. All financial statments presented herein are unaudited. However, the balance sheet as of December 31, 1999, was derived from the audited consolidated balance sheet referred to in Note 1 above. Certain consolidated financial statement amounts for the three-month period ended
March 31, 1999, have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

3.  Inventories:

Inventories consist of ownership in antimony metal, metal in process and finished goods that are stated at the lower of first-in, first-out cost or estimated net realizable value. Since the Company's inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories.

4. Loss Per Common Share:

Loss per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus incremental shares that would have been outstanding upon the exercise of dilutive common stock warrants or conversion of convertible preferred stock.

Outstanding common stock warrants that are exercisable at prices higher than the average trading value of the Company's stock and, therefore, antidilutive, have no effect on the calculation of basic or diluted weighted average number of shares. Series C preferred stock that is convertible into common stock of the Company and outstanding common stock warrants that are exercisable at prices below the average trading value of the Company's stock are considered in the calculation of diluted weighted average number of shares outstanding.

5. Accounts Receivable:

The Company sells the majority of its accounts receivable to a financing company pursuant to the terms of a factoring agreement. According to the terms of the agreement the receivables are sold with full recourse and the Company
assumes all risks of collectibility.      The Company maintains an allowance
for doubtful accounts receivable based upon the expected collectibility of all
trade receivables.   The Company's sales of accounts receivable qualify as
sales under the provisions of Statement of Financial Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

6.Commitments and contingencies:

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

The Company also has environmental remediation obligations at its antimony production facility near Thompson Falls, Montana and its abandoned gold mining property (Yellow Jacket) in Lemhi County, Idaho. The Company has accrued amounts on its balance sheet that it estimates will be adequate to fulfill its environmental obligations.

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

    Results of Operations

The Company's operations resulted in a net loss of $155,860 for the three-month period ended March 31, 2000, compared with a net loss of $93,685 for the three-month period ended March 31, 1999.

Total revenues from antimony product sales for the first three months of 2000 were $1,173,150 compared with $690,302 for the comparable period in 1999. The increase in revenues during 2000 was due to the Company's independent sale of its antimony products without the participation of an affiliated company that had been associated with the Company during the first quarter of 1999 (see below). Sales of antimony products during the first three months of 2000 consisted of 1,247,589 pounds at an average sale price of $.97 per pound. During the first quarter of 1999 sales of antimony products consisted of
684,322 pounds at an average sale price of $1.01 per pound.   The decrease in
sale prices of antimony products from the first quarter of 1999 to the first quarter of 2000 is the result of a corresponding decrease in antimony metal prices. The increase in pounds sold during the first quarter of 2000 as compared to the first quarter of 1999 was again due to the Company's independent sale of its antimony products during 2000.

ITEM 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition, Continued:

Cost of antimony products sold during the first quarter of 2000 averaged $0.78 per pound as compared to $0.90 per pound during the first quarter of 1999, the decrease in cost of sales of antimony products from the first quarter of 1999 to the first quarter of 2000 is the result of a corresponding decrease in antimony metal prices.

During the first quarter of 1999 the Company reported 50% of total antimony sales made by BCS, its sales affiliate, and the Company. Total sales of antimony products by both companies was $1,380,603 or 1,368,644 pounds during the first three months of 1999. Substantially all of the antimony products sold during 1999 and 2000 were produced at the Company's plant near Thompson Falls, Montana. In March of 1999, the Company notified BCS that it was canceling certain operating agreements relating to the sales of antimony products and sharing of profits. In connection with the cancellation, the Company agreed to purchase BCS's share of antimony products inventory and operate the production and sales of antimony products independently. On March 31, 1999, the Company consummated the transaction and began operating the antimony business on its own.

Costs related to the care-and-maintenance of Yellow Jacket were $27,801 for the three-month period ended March 31, 2000, compared with costs of $38,864 during the three-month period ended March 31, 1999. The decrease in cost was primarily due to the reversal of approximately $17,000 in accrued property taxes due an Idaho County during the first quarter of 2000. Exploration and evaluation operations were terminated at the Yellow Jacket during 1999, accordingly, no exploration and evaluation costs were incurred during the first quarter of 2000 compared to $33,272 incurred during the first quarter of 1999.

During the first quarter of 2000 the Company incurred sales expense of $110,065, relating to sales of its antimony products. No sales expense was recognized during the first quarter of 1999, due to the Company's affiliation with a sales company during the first quarter of 1999. During the first quarter of 2000, the Company restructured its sales staffing in a manner that has decreased sales costs in periods subsequent to March 31, 2000.

General and administrative expenses increased $115,724 during the first three months of 2000 compared to the first three months of 1999. The increase was principally due to consulting expense of $78,000 incurred during the first quarter of 2000 that was not incurred during the first quarter of 1999.


Interest expense was $41,110 during three-month period ended March 31, 2000, compared to $51,142 for the first quarter of 1999. The decrease in interest expense is primarily due to the settlement of the Maguire debenture litigation in the third quarter of 1999, and related conversion of debts to common stock
of the Company.                        .

Interest income was $2,140 during the three-month period ended March 31, 2000, compared to $2,346 for the same period in 1999.

During the first quarter of 1999 a gain of $16,440, resulting from the write off of certain accounts payable, was recognized no such gain was recognized for the comparable quarter of 2000.

     Financial Condition and Liquidity

At March 31, 2000, Company assets totaled $961,431, and there was a stockholders' deficit of $2,121,055. Stockholders' deficit decreased $62,140 from December 31, 1999, due to the sales of shares of common stock during the first quarter of 2000. In order to continue as a going concern, the Company is dependent upon (1) profitable operations from the antimony division, (2) short and long-term debt financing, and (3) continued availability of equity financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. There can be no assurance that management will be successful in its plans to improve the financial condition of the Company.

ITEM 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition, continued:

Cash provided by operating activities during the first three months of 1999 was $6,874 compared with cash used of $164,269 during the first three months of 2000. The change in cash from operations from the first quarter of 1999 compared to the same period in 2000 was primarily due to an increase in the net loss and a decrease in accrued payroll taxes during the first quarter of 2000 as compared to the first quarter of 1999. No cash was used in investing activities during the first quarter of 1999 compared to $16,319 used in investing activities related to investment in antimony plant and equipment during the first quarter of 2000.

Cash provided by financing activities was $180,588 during the first quarter of 2000 compared to $6,874 of cash used by financing activities during the comparable period of 1999. The change in cash from financing activities is principally due to the sale of common stock and an increase in checks issued and payable during the first quarter of 2000 as compared to the first quarter of 1999.

Other significant financial commitments for future periods will include:

     -Servicing notes payable to bank.

     -Servicing the Bobby C. Hamilton note payable.

     -Keeping current on property, payroll, and income tax liabilities and accounts payable.

     -Fulfilling responsibilities with environmental, labor safety and securities regulatory agencies.

PART II-OTHER INFORMATION

ITEMS 1, 2, 3, 4, and 5 are omitted from this report as inapplicable.


ITEM 6. Exhibits and Reports on Form 8-K

Exhibit No. 10.41     Warrant Issue-Al Dugan        January 25, 2000

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       UNITED STATES ANTIMONY CORPORATION
                                    (Registrant)



                    By:/s/ John C. Lawrence Date: May 13, 2000
                      John C. Lawrence, Director and President
                 (Principal Executive, Financial and Accounting
                                    Officer)