Form 10QSB
period 2000-06-30
UNITED STATES ANTIMONY CORP
filed 2000-08-14
CIK 101538

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-QSB




(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period ---------to---------




                      Commission file number 33-00215

                     UNITED STATES ANTIMONY CORPORATION

               (Name of small business issuer in its charter)



               Montana                                    81-0305822
      (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                 Identification No.)


              P.O. Box 643, Thompson Falls, Montana                  59873
             (Address of principal executive offices)              (Zip code)


         Registrant's telephone number, including area code:  (406) 827-3523



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    No


At August 03, 2000, the registrant had outstanding 17,825,252 shares of par value $.01 common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

United States Antimony Corporation and Subsidiary
Consolidated Balance Sheets
June 30, 2000 and December 31, 1999

                                                             (Unaudited)

                                                               June 30,   December 31,

                                                                 2000         1999
                                                                 ----         ----
                                  ASSETS
Current assets:
 Restricted cash                                           $       230   $       227
 Inventories                                                   220,189       276,599
 Accounts receivable, less allowance
 for doubtful accounts of $30,000 and $50,000                   69,962        60,205
 Prepaid expenses                                                1,747
                                                           -----------   -----------
          Total current assets                                 292,128       337,031

Properties, plants and equipment, net                          421,584       452,505
Restricted cash for reclamation bonds                          171,816       178,986
Other assets                                                   100,000
                                                           -----------   -----------
          Total assets                                     $   985,528   $   968,522
                                                           ===========   ===========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Checks issued and payable                                 $    58,293   $    45,544
 Accounts payable                                              532,208       467,596
 Accrued payroll and property taxes                            255,501       263,667
 Accrued payroll and other                                      65,722        97,751
 Judgments payable                                              42,067        40,645
 Accrued interest payable                                       14,640        14,640
 Due to related parties                                        101,632        42,841
 Notes payable to bank, current                                146,876       160,395
 Note payable to Bobby C. Hamilton, current                                   87,596
 Convertible debentures payable                                600,000
 Accrued reclamation costs, current                            220,700       256,000
                                                            ----------   -----------
          Total current liabilities                          2,037,639     1,476,675

Notes payable to bank, noncurrent                              232,935       165,570
Note payable to Bobby C. Hamilton, noncurrent                              1,450,785
Accrued reclamation costs, noncurrent                           58,687        58,687
                                                            ----------   -----------
          Total liabilities                                  2,329,261     3,151,717
                                                            ----------   -----------

Commitments and contingencies

Stockholders' deficit:
 Preferred stock, $.01 par value, 10,000,000 shares authorized;
     Series A: 4,500 shares issued and outstanding                  45            45
     Series B: 750,000 shares issued and outstanding             7,500         7,500
     Series C: 205,996 shares issued and outstanding             2,060         2,060
 Common stock, $.01 par value, 20,000,000 shares authorized;
  17,725,252 and 16,900,252 shares issued and outstanding      177,252       169,003
 Additional paid-in capital                                 14,595,323    14,289,947
 Accumulated deficit                                       (16,125,913)  (16,651,750)
                                                           -----------   -----------
       Total stockholders'deficit                           (1,343,733)   (2,183,195)
                                                           -----------   -----------

       Total liabilities and stockholders'deficit          $   985,528   $   968,522
                                                           ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiary
Consolidated Statements of Operations
for the three and six-month periods ended June 30, 2000 and June 30, 1999 (Unaudited)


                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                  2000         1999          2000        1999
                                                  ----         ----          ----        ----
Revenues:

Sales of antimony products and other          $ 1,190,413  $ 1,533,620 $  2,363,463 $2,223,922
                                              -----------  ----------- ------------ ----------


Antimony production costs                         995,888    1,089,553    1,844,043  1,706,928
Freight and delivery costs                        142,363       96,180      243,977     96,180
                                              -----------  ----------- ------------ ----------
                                                1,138,251    1,185,733    2,088,020  1,803,108
                                              -----------  ----------- ------------ ----------

Gross profit                                       52,162      347,887    275,443      420,814

Operating expenses:
 Care, maintenance, and reclamation-Yellow Jacket  50,105        4,906     77,906       43,770
 Exploration and evaluation-Yellow Jacket                       11,926                  45,198
 Sales expense                                     84,286       63,960    194,351       63,960
 General and administrative expenses               91,351       81,588    269,195      143,708
                                              -----------  ----------- ---------- ------------
                                                  225,742      162,380    541,452      296,636
                                              -----------  ----------- ---------- ------------

Other expenses (income):
 Gain from accrued reclamation costs adjustment                (35,000)                (35,000)
 Gain from accounts payable adjustment                                                 (16,440)
 Accounts receivable factoring expense             24,827       52,012     49,288       52,012
 Interest expense                                  40,129       64,930     81,239      116,072
 Interest income                                   (2,507)      (2,311)    (4,647)      (4,657)
                                              -----------  ----------- ---------- ------------
                                                   62,449       79,631    125,880      111,987
                                              -----------  ----------- ---------- ------------
 Net income (loss) before extraordinary item     (236,029)     105,876   (391,889)      12,191


Extraordinary gain on settlement of debt          917,726                 917,726
                                              -----------  ----------- ---------- ------------

Net income                                    $   681,697  $   105,876 $  525,837 $     12,191
                                              ===========  =========== ========== ============

Basic net income (loss) per share of common stock
 Before extraordinary item                    $     (0.01)             $    (0.02)
 Extraordinary item                                  0.05                    0.05
                                              -----------  ----------- ---------- ------------
 Net income (loss)                            $      0.04  $      0.01 $     0.03       Nil
                                              ===========  =========== ========== ============

Diluted net income (loss) per share of common stock
 Before extraordinary item                    $     (0.01)             $    (0.02)
 Extraordinary item                                  0.05                    0.05
                                              -----------  ----------- ---------- ------------
 Net income (loss)                            $      0.04  $      0.01 $     0.03       Nil
                                              ===========  =========== ========== ============

Basic weighted average shares outstanding      17,684,126   13,450,725 17,257,572   13,445,076
                                              ===========  =========== ========== ============

Diluted weighted average shares outstanding    17,684,126   16,045,550 17,257,572   16,039,901
                                              ===========  =========== ========== ============

The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows
for the six-month periods ended June 30, 2000 and 1999 (Unaudited)



                                                                    June 30,        June 30,
                                                                      2000            1999
                                                                      ----            ----
Cash flows from operating activities:
 Net income                                                   $      525,837  $     12,191
 Adjustments to reconcile net loss  to net cash provided by
 (used in) operations:
   Depreciation                                                       66,000        62,623
   Extraordinary gain on settlement of debt                         (917,726)
   Provision for doubtful accounts                                   (20,000)
   Issuance of common stock for consulting services                   78,000
   Issuance of stock to employees as compensation                                    1,050
   Gain from accrued reclamation costs adjustment                                  (35,000)
   Gain from accounts payable adjustment                                           (16,440)
   Change in:
    Restricted cash                                                       (3)           (1)
    Inventories                                                       56,410       (62,979)
    Accounts receivable                                               10,243      (215,409)
    Prepaid expenses                                                  (1,747)
    Other assets                                                    (100,000)
    Accounts payable                                                  64,612       240,996
    Restricted cash for reclamation bonds                              7,170
    Accrued payroll and property taxes                                (8,166)       54,709
    Accrued payroll and other                                        (32,029)       11,887
    Judgments payable                                                  1,422         1,151
    Accrued debenture interest payable                                              13,250
    Due to related parties                                           (11,209)       (5,228)
    Accrued reclamation costs                                        (35,300)      (47,537)
                                                                ------------  ------------
     Net cash provided by (used in)operations                       (316,486)       15,263
                                                                ------------  ------------

Cash flows from investing activities:
 Purchase of properties, plant and equipment                         (35,079)      (45,732)
                                                                ------------  ------------
     Net cash used in investing activities                           (35,079)      (45,732)
                                                                ------------  ------------

Cash flows from financing activities:
 Proceeds from issuance of common stock and warrants                 155,000
 Proceeds from sale of convertible debentures                        600,000
 Advances from related party                                          70,000
 Proceeds from notes payable to bank                                  53,846       250,000
 Payments on notes payable to bank                                                (199,960)
 Increase  in checks issued and payable                               12,749         9,030
 Payments on note payable to Bobby C. Hamilton                      (540,030)      (28,601)
                                                                ------------  ------------
     Net cash provided by financing activities                       351,565        30,469
                                                                ------------  ------------

Net change  in cash                                                        0             0
Cash, beginning of period                                                  0             0
                                                                ------------  ------------

Cash, end of period                                             $          0  $          0
                                                                ============  ============

Supplemental disclosures:
 Cash paid during the period for interest                       $     79,159  $     86,591
                                                                ============  ============

 Noncash financing activities:
 Common stock issued as settlement for debt                     $     80,625
                                                                ============

The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements (UNAUDITED)



1.  Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, as well as the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. Certain consolidated financial statement amounts for the six-month period ended June 30, 1999, have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on the net income or accumulated deficit as previously reported.

During the second quarter of 2000, the Company began negotiations with the Estate of Bobby C. Hamilton to settle a note payable owed the Estate (see Financial Condition and Liquidity). Although the final closing of the settlement agreement did not take place until July 2000, the Company has adjusted the June 30, 2000 consolidated financial statements to reflect the settlement of debt, the extraordinary gain on the settlement, and the issuance of debentures and common stock relating to the settlement.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


2. Commitments and contingencies:

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


3. Income (loss)  per common share:

The diluted share base for the six months ended June 30, 2000, excludes incremental shares relating to outstanding stock purchase warrants and shares convertible from debentures. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during the first six months of 2000.

3. Income (loss) per common share; Continued:

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the six-month period ended June 30, 1999.

                                          June 30,1999
                                          ------------

                                                                       Per Share
                                            Income          Shares      Amounts
                                            ------          ------      -------
Basic EPS:
Income                                    $ 12,191        13,445,076      Nil
Series C preferred stock (1)                               2,594,825
                                          --------        ----------    --------
Diluted EPS:
Income                                    $ 12,191        16,039,901      Nil
                                          ========        ==========    ========

(1) Series C preferred stock is convertible into common stock of the company on a share-for-share basis. The effect on the computation of diluted weighted average shares outstanding is based upon the potential conversion of the shares into common stock for the period of time the preferred shares were outstanding and the antidilutive provisions of the Series C shares.


ITEM 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

 General

This report contains both historical and prospective statements concerning the Company and its operations. Prospective statements (known as "forward-looking statements") may or may not prove true with the passage of time because of future risks and uncertainties. The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

 Results of Operations

 For the three-month period ended June 30, 2000

The Company's operations resulted in a net loss of $236,029 for the three-month period ended June 30, 2000 compared with a net income of $105,876 for the three-month period ended June 30, 1999.

The increase in the loss for the second quarter of 2000 compared to the same quarter of 1999 is primarily due to the continuing decrease in antimony product prices during the second quarter of 2000.

During the second quarter of 2000, the Company settled a debt obligation owed the Estate of Bobby C. Hamilton (see Financial Condition and Liquidity). In connection with the settlement, the Company recorded an extraordinary gain of $917,726 that resulted in net income after the extraordinary gain of $681,697 for the three-month period ended June 30, 2000.

Total revenues from antimony product sales for the second quarter of 2000 were $1,190,413 compared with $1,533,620 for the comparable quarter of 1999, a decrease of $343,207. The decrease in revenue from sales during the second quarter of 2000 was the result of decreasing antimony product prices. Sales of antimony products during the second quarter of 2000 consisted of 1,312,372 pounds at an average sale price of $.90 per pound. During the second quarter of 1999, sales of antimony products consisted of 1,549,099 pounds at an average sale price of $0.99 per pound. Gross profit from antimony sales during the second three-month period of 2000 was $52,162 compared with gross profit of $347,887 during the second three-month period of 1999. The decrease in gross profit and sale prices of antimony products from the second quarter of 2000 to the second quarter of 1999 is the result of a corresponding decrease in antimony metal prices.

In 1996, the Company's Yellow Jacket property was put on a care and maintenance status and gold production was terminated. Subsequent to the curtailment of production at Yellow Jacket, the Company began an underground exploration program and during 1997, 1998 and the first and second quarters of 1999, the Company pursued exploration and core drilling activities at Yellow Jacket. During the second quarter of 1999, due to depressed gold prices and the absence of a signifigant discovery of mineralized material that could be economically mined, the Company abandoned its exploration program and began final reclamation and closure activities. Since the cessation of exploration, the Company has been engaged exclusively in reclamation activities at Yellow Jacket.

Costs related to the reclamation of Yellow Jacket were $50,105 for the three-month period ended June 30, 2000, compared with care and maintenance costs of $4,906 during the three-month period ended June 30, 1999. The increase in costs was primarily due to increased reclamation activity during the second quarter of 2000 and the absence of second quarter reversing adjustments made to care and maintenance costs in 1999. Costs related to exploration and evaluation at Yellow Jacket were $11,926 for the three-month period ended June 30, 1999, compared to no exploration costs during the three-month period ended June 30, 2000, due to the cessation of exploration activities at the property during the second quarter of 1999.

The sales expense was $84,286 during the second quarter of 2000 compared with $63,960 in the second quarter of 1999. Sales expense was lower during the second quarter of 1999 as compared to the second quarter of 2000, as it was the first full quarter the Company sold its antimony products independently, and its sales department was in the formation stages.

General and administrative expenses were $91,351 during the second quarter of 2000 compared to $81,588 during the second quarter of 1999. The increase in general and administrative expenses during the second quarter of 2000 was partially related to costs incurred in settling the Hamilton Estate debt (see Financial Condition and Liquidity).

During the second quarter of 1999, the Company re-evaluated its estimate of reclamation costs required to complete reclamation and remediation at the Company's Preachers Cove mill site pursuant to the consent decree signed with the Idaho Department of Environmental Quality in 1996. In connection with this re-evaluation, the Company recognized a gain of $35,000 during the second quarter of 1999 from the adjustment of its reclamation accrual. The Company monitors reclamation costs on all its properties and adjusts accrued reclamation costs as necessary to reflect the Company's best estimate of costs required to fulfill its reclamation responsibilities to federal and state environmental agencies. No such adjustments were required during the second quarter of 2000.

Accounts receivable factoring expense was $24,827 during the second quarter of 2000 compared to $52,012 for the second quarter of 1999. Factoring expense decreased during 2000 due to the absence of set up fees that had been charged during 1999.

Interest expense was $40,129 during three-month period ended June 30, 2000, compared to $64,930 for the same period in 1999. The decrease in interest expense is primarily due to interest costs on inventory purchased from a former sales affiliate at the beginning of the second quarter of 1999 that were not present during 2000.

Interest income was $2,507 for the three-month period ended June 30, 2000, and was comparable to $2,311 for the same period in 1999.

 For the six-month period ended June 30, 2000

The Company's operations resulted in a net loss of $391,889 for the six-month period ended June 30, 2000 compared with a net income of $12,191 for the six-month period ended June 30, 1999. Net income for the period ended June 30, 2000, after the extraordinary gain on settlement of debt, (see Financial Condition and Liquidity) was $525,837.

Total revenues from antimony product sales for the first six months of 2000 were $2,363,463 compared with $2,223,922 during the comparable period in
1999.   Sales of antimony products during the first six months of 2000 consisted of 2,559,961 pounds at an average sale price of $0.92 per pound. During the first six months of 1999 sales of antimony products consisted of 2,233,421 pounds at an average sale price of $1.00 per pound. The decrease in sale prices of antimony products from the first two quarters of 1999 compared to the first two quarters of 2000 is the result of a corresponding decrease in antimony metal prices. Gross profit from antimony sales during the first six months of 2000 was $275,443, compared with gross profit of $420,814 during the first six months of 1999. The decrease in gross profit during the first six months of 2000 compared to the comparable period of 1999, is primarily due to decreased antimony product sales prices during 2000.

Costs related to the reclamation of Yellow Jacket were $77,906 for the six-month period ended June 30, 2000, compared with care, maintenance and reclamation costs of $43,770 during the six-month period ended June 30, 1999. The increase was primarily due to the increased reclamation activities during 2000 as compared to 1999. Costs related to exploration and evaluation at Yellow Jacket were $45,198 for the six-month period ended June 30, 1999, compared with no exploration costs during the six-month period ended June 30, 2000.

Sales expense was $194,351 for the six-month period ended June 30, 2000 compared to $63,960 for the same period in 1999. The increase in sales expense during the first six months of 2000 as compared to the same period of 1999 was due to the sales department's operation for only three months of the six-month period ended June 30, 1999.

General and administrative expenses increased $125,487 to $269,195 during the first six months of 2000 as compared to $143,708 during the first six months of 1999. The increase was partially due to a financial consulting expense of $78,000 incurred in connection with the settlement of debt in the first quarter of 2000 that was not incurred in 1999.

Interest expense was $81,239 during six-month period ended June 30, 2000, compared to $116,072 for the same period in 1999. The decrease in interest expense is primarily due to interest costs relating to inventory purchased from a former sales affiliate during 1999 that was not incurred in 2000.

Interest income was $4,647 during the six-month period ended June 30, 2000, and was comparable to $4,657 for the same period in 1999.

During the second quarter of 1999 a gain of $16,440, resulting from the write-off of certain accounts payable was recognized, no such gain was recognized for the comparable quarter of 2000.

 Financial Condition and Liquidity

At June 30, 2000, Company assets totaled $985,528, and there was a stockholders' deficit of $1,343,733. The stockholders' deficit decreased $839,462 from December 31, 1999, due to the extraordinary gain on settlement of debt. In order to continue as a going concern, the Company is dependent upon profitable operations from the antimony division and continuing short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence.

Cash used in operating activities during the first six months of 2000 was $316,486 compared with cash provided of $15,263 during the first six months of 1999. The change in cash from operations for the first six months of 2000 compared to the same period in 1999 was primarily due to the net loss of $361,889 (before extraordinary gain on the settlement of debt) incurred during the first two quarters of 2000.

Cash used in investing activities during the first six months of 2000 was $35,079 compared to $45,732 used during the comparable period of 1999. During both periods, cash used in investing activities related to the Company's investment in antimony processing plant and equipment.

Cash provided by financing activities was $351,565 during the first six months of 2000 compared to $30,469 provided by financing activities during the comparable period of 1999. The increase in cash provided from financing activities was principally due to advances from the Company's President of $70,000, common stock and warrant sales of $155,000 and the issuance of $600,000 of convertible debentures during the first six months of 2000. Cash provided from financing activities during the first six months of 2000 was used to settle an outstanding debt (see below) and fund operations.

In an effort to improve the Company's financial condition, the Company's management began negotiations during the second quarter of 2000 to settle a debt owed the Estate of Bobby C. Hamilton ("the Estate"). The debt of approximately $1,500,000, required minimum annual payments of principal and interest of $200,000 and consumed 4% of the Company's gross revenues from sales. As a result of management's negotiations, the Company entered into a Settlement and Release of All Claims Agreement ("the Settlement Agreement") with the Estate on June 23, 2000. The Settlement Agreement extinguished the note payable to the Estate in exchange for a cash payment of $500,000 and the issuance of 250,000 shares of the Company's common stock. The cash payment was financed by the issuance of $600,000 of debentures pursuant to a financing agreement with Thomson Kernaghan, Ltd. ("TK"), a Canadian investment banker, described in detail below.

The Settlement Agreement mutually released both parties from any and all obligations between them, and includes the Company's indemnification of the Estate against any liabilities and claims that may result from environmental remediation responsibilities on the Company's Idaho gold properties. The Settlement Agreement also required the Company to arrange the purchase of 614,000 shares of the Estate's unrestricted common stock of the Company by a third party for $90,340.

In connection with the Agreement between the Company and the Estate, the Company entered into a financing agreement with TK effective July 11, 2000. The financing agreement provides, among other things, for the sale of up to $1,500,000 of the Company's convertible debentures to the investment banker and its affiliates. In addition, TK agreed to purchase, pursuant to the Settlement Agreement, 614,000 shares of unrestricted common stock owned by the Estate for $90,340. The financing agreement also provids for an initial debenture purchase of $600,000, and specified that the proceeds from the sale be used to 1) pay the Estate $500,000 and extinguish the note payable owed it pursuant to the Settlement Agreement, 2 ) pay the fees and expenses of the TK's counsel of $15,000, 3) pay TK's fee of $60,000 relating to the placement of the convertible debentures, and 4) provide $25,000 for the Company's working capital purposes.

The debentures are due June 30, 2002 and accrue interest at 10% to be paid annually on each anniversary date of the issue. The debentures are convertible into shares of the Company's common stock based on a formula determining the conversion price that calculates the lower of 75% of the average 3 lowest closing bid prices for the Company's common stock as quoted by Bloomburg L.P. in the twenty trading days immediately preeceding the effective date of the financing agreement (July 11, 2000) or the conversion date of the debentures.

Pursuant to the financing agreement, the Company issued to TK, as additional consideration for the financing arrangement, warrants to purchase 961,539 shares of the Company's common stock at $0.39 per share and issued warrants to purchase 384,615 shares of the Company's common stock at $0.39 per share to the purchasers $600,000 of debentures. The warrants are excersiable for five years. If additional debentures are issued under the financing agreement, the Company wil issue additional warrants to purchase the Company's common stock at $0.39 per share. The number of shares subject to such additional warrants shall be equal to 25% of the face amount of the additional debentures divided by $0.39 per share.

The financing agreement required that the Company execute a registration rights agreement, binding the Company to prepare and file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon exercise of the warrants and upon conversion of the debentures, and to increase the number of its authorized but outstanding shares of common stock to accommodate the exercise of outstanding warrants and conversion of debentures.


During the first six months of 2000, the Company took the following additional actions to minimize its losses, conserve its cash flow, and improve its financial condition:

          - Restructured its sales department, reducing overall staffing expenses

          - Refinanced a long-term note payable with a bank

          - Negotiated an abatement of property taxes due an Idaho county

          - Negotiated a reduction in the "holdback" retainage on an accounts receivable factoring agreement

          - Obtained additional advances from the Company's President of
            $71,243

          - Increased production from its old Thompson Falls mine slag pile to decrease raw material costs

During the third quarter of 2000, the Company plans to hold an annual meeting of shareholders. At this meeting management will propose an amendment to the Company's articles of incorporation increasing the authorized number of common shares to satisfy the requirements of the financing agreement the Company entered into and to make available additional shares for sale. Management believes that this increase in capitalization will be valuable in obtaining additional convertible debenture financing pursuant to the financing agreement and generating funds from common stock sales.

In 1996, the Yellow Jacket operation was put on a care and maintenance basis after a long history of operating losses. During the second quarter of 1999, the Company terminated its exploration efforts at the Yellow Jacket, and began reclamation activities. While the Yellow Jacket reclamation currently continues to consume the Company's capital resources, management anticipates that cash reclamamtion bonds will be released near the end of 2000.

While management is optimistic that the Company will be able to achieve profitable operations and meet its financial obligations, there can be no assurance of such.

Significant financial commitments for future periods will include:

              - Servicing notes payable to bank

              - Keeping current on property, payroll, and income tax
                liabilities and accounts payable

              - Fulfilling responsibilities with environmental, labor
                safety and securities regulatory agencies

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEMS 2, 3, 4, and 5 are omitted from this report as inapplicable.

ITEM 6. Exhibits and Reports on Form 8-K

10.42 Agreement between United States Antimony Corporation and Thomson Kernaghan & Co. Ltd., dated July 11, 2000.

10.43 Settlement agreement and release of all claims between the Estate of Bobby C. Hamilton and United States Antimony Corporation dated June 23, 2000.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    UNITED STATES ANTIMONY CORPORATION
                                 (Registrant)



              By:/s/ John C. Lawrence Date: August 11, 2000
                 John C. Lawrence, Director and President
             (Principal Executive, Financial and Accounting
                                   Officer)