Form 10QSB
period 2000-09-30
UNITED STATES ANTIMONY CORP
filed 2000-11-14
CIK 101538

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period ______ to _______


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

YES   X          No
    ------          ------

At November 13, 2000, the registrant had outstanding 18,117,495 shares of par value $.01 common stock.

PART 1 FINANCIAL INFORMATION
Item 1.  Financial Statements

United States Antimony Corporation and Subsidiary
Consolidated Balance Sheets
September 30, 2000 and December 31, 1999

                                                           (Unaudited)
                                                           September 30,  December 31,
                                                               2000          1999
                                    ASSETS
Current assets:
 Restricted cash                                          $       231    $     227
 Inventories                                                  222,772      276,599
 Accounts receivable,less allowance
 for doubtful accounts of $30,000 and $50,000                  81,507       60,205
 Prepaid expenses                                                 437
                                                          -----------    ---------
      Total current assets                                    304,947      337,031

Properties, plants and equipment, net                         390,901      452,505
Restricted cash for reclamation bonds                         154,158      178,986
Deferred financing costs, net                                  73,125
                                                          -----------    ---------
      Total assets                                        $   923,131    $ 968,522
                                                          ===========    =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Checks issued and payable                                $    61,631    $  45,544
 Accounts payable                                             462,244      467,596
 Accrued payroll and property taxes                           313,232      263,667
 Accrued payroll and other                                     54,788       97,751
 Judgments payable                                             42,778       40,645
 Accrued interest payable                                      28,407       14,640
 Due to related parties                                       191,839       42,841
 Notes payable to bank, current                               148,854      160,395
 Note payable to Bobby C. Hamilton, current                                 87,596
 Accrued reclamation costs, current                           220,700      256,000
                                                          -----------    ---------
      Total current liabilities                             1,524,473    1,476,675

Notes payable to bank, noncurrent                             222,726      165,570
Convertible debentures payable                                675,000
Note payable to Bobby C. Hamilton, noncurrent                            1,450,785
Accrued reclamation costs, noncurrent                          58,687       58,687
                                                          -----------    ---------
      Total liabilities                                     2,480,886    3,151,717
                                                          -----------    ---------

Commitments and contingencies

Stockholders' deficit:
 Preferred stock, $.01 par value, 10,000,000 shares authorized;
      Series A: 4,500 shares issued and outstanding                45           45
      Series B: 750,000 shares issued and outstanding           7,500        7,500
      Series C: 205,996 shares issued and outstanding           2,060        2,060
 Common stock, $.01 par value, 20,000,000 shares authorized;
 18,117,495 and 16,900,252 shares issued and outstanding      180,827      169,003
 Additional paid-in capital                                14,691,747   14,289,947
 Accumulated deficit                                      (16,439,934) (16,651,750)
                                                         ------------  -----------
      Total stockholders' deficit                          (1,557,755)  (2,183,195)
                                                         ------------  -----------
      Total liabilities and stockholders' deficit        $    923,131  $   968,522
                                                         ============  ===========
119:
The accompanying notes are an integral part of the consolidated financial statements
122:

United States Antimony Corporation and Subsidiary
Consolidated Statements of Operations
For the three and nine-month periods ended September 30, 2000 and 1999
(Unaudited)

                                                 Three Months Ended      Nine Months Ended
                                                    September 30,           September 30,

                                                  2000        1999        2000       1999
Revenues:

Sales of antimony products                      $1,094,721 $1,215,452  $3,458,184 $3,439,374
                                                ---------- ----------  ---------- ----------

Antimony production costs                          989,111    933,757   2,833,154  2,640,685
Freight and delivery costs                          93,718     81,976     337,695    178,156
                                                 --------- ----------  ---------- ----------
                                                 1,082,829  1,015,733   3,170,849  2,818,841
                                                 --------- ----------  ---------- ----------

Gross profit                                        11,892    199,719     287,335    620,533

Operating expenses:
 Care, maintenance, and reclamation-Yellow Jacket   80,018     56,414     157,924    100,184
 Exploration and evaluation-Yellow Jacket                         397                 45,595
 Sales expense                                      58,931    162,969     253,282    226,920
 General and administrative expenses               130,042    130,268     399,237    273,976
                                                 --------- ----------  ---------- ----------
                                                   268,991    350,048     810,443    646,675
                                                 --------- ----------  ---------- ---------

Other expenses (income):
 Gain from accrued reclamation costs adjustment               (35,000)               (70,000)
 Gain from accounts payable adjustment                                               (16,440)
 Accounts receivable factoring expense              22,077     27,390      71,365     79,402
 Interest expense                                   36,725     46,028     117,964    162,100
 Interest income                                    (1,880)    (3,839)     (6,527)    (8,486)
                                                 --------- ----------  ---------- ----------
                                                    56,922     34,579     182,802    146,576
                                                 --------- ----------  ---------- ----------
 Net loss before extraordinary item               (314,021)  (184,908)   (705,910)  (172,718)

Extraordinary gain on conversion of debts                     611,692     917,726    611,692
                                                 --------- ----------  ---------- ----------
Net income (loss)                             $   (314,021) $ 426,784 $   211,816 $  438,974
                                                 ========= ==========  ========== ==========

Basic net income (loss) per share of common stock
 Before extraordinary item                    $      (0.02) $   (0.01)$     (0.04)$    (0.01)
 Extraordinary item                                              0.04        0.05       0.04
                                                 --------- ----------  ---------- ----------
 Net income (loss)                            $      (0.02) $    0.03 $      0.01 $     0.03
                                                 ========= ==========  ========== ==========

Basic weighted average shares outstanding        17,943,705 14,908,808 17,497,819 13,935,968
                                                 ========= ==========  ========== ==========


The accompanying notes are an integral part of the consolidated financial statements
185:

United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2000 and 1999 (Unaudited)

                                                              September 30, September 30,
                                                                  2000         1999
Cash flows from operating activities:
 Net income                                                  $   211,816   $  438,974
 Adjustments to reconcile net loss to net cash
  used in operations:
    Depreciation and amortization                                108,375       92,643
    Extraordinary gain on conversion of debts to common stock   (917,726)    (611,692)
    Provision for doubtful accounts                              (20,000)
    Issuance of common stock for consulting services              78,000       10,000
    Issuance of stock to employees as compensation                              1,050
    Gain from accrued reclamation costs adjustment                            (70,000)
    Gain from accounts payable adjustment                                     (16,440)
    Change in:
     Restricted cash                                                  (4)          (4)
     Inventories                                                  53,827       80,862
     Accounts receivable                                          (1,302)     (79,491)
     Prepaid expenses                                               (437)
     Deferred financing costs                                    (82,500)
     Accounts payable                                             (5,352)     186,706
     Restricted cash for reclamation bonds                        24,828
     Accrued payroll and property taxes                           49,565       49,995
     Accrued payroll and other                                   (42,966)         174
     Judgments payable                                             2,133       10,848
     Accrued debenture interest payable                           13,767       13,250
     Due to related parties                                        7,755        2,813
     Accrued reclamation costs                                   (35,298)    (118,585)
                                                             -----------  -----------
       Net cash used in operations                              (555,519)      (8,897)
                                                             -----------  -----------

Cash flows from investing activities
 Purchase of plant and equipment                                 (37,396)     (66,667)
                                                             -----------  -----------
       Net cash used in investing activities                     (37,396)     (66,667)
                                                             -----------  -----------

Cash flows from financing activities:
 Proceeds from issuance of common stock and warrants             255,000
 Proceeds from sale of convertible debentures                    675,000
 Advances from related party                                     141,243
 Proceeds from notes payable to bank                                          259,484
 Payments on notes payable to bank, net                           45,615     (197,882)
 Increase in checks issued and payable                            16,087       52,559
 Payments on note payable to Bobby C. Hamilton                  (540,030)     (38,597)
                                                             -----------  -----------
      Net cash provided by financing activities                  592,915       75,564
                                                             -----------  -----------

Net change in cash                                                     0            0
Cash, beginning of period                                              0            0
                                                             -----------  -----------
Cash, end of period                                          $         0  $         0
                                                             ===========  ===========

Supplemental disclosures:
 Cash paid during the period for interest                    $   97,721   $   134,313
                                                             ==========   ===========
 Noncash financing activities:
 Common stock issued as settlement for debt                  $   80,625
                                                             ==========
 Judgment payable converted to common stock                                   135,219
 Debentures payable converted to common stock                                 335,000
 Accrued debenture interest payable converted to common stock             $   347,397
                                                                          ===========
258:
The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements (UNAUDITED)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, as well as the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. Certain consolidated financial statement amounts for the nine-month period ended September 30, 1999, have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on the net income or accumulated deficit as previously reported.

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

3. Income (loss) per Common Share:

The diluted share base for the nine months ended September 30, 2000 and 1999, excludes incremental shares relating to outstanding stock purchase warrants and shares convertible from debentures. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during the first nine months of 2000 and 1999.

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

Results of Operations

For the three-month period ended September 30, 2000

The Company's operations resulted in a net loss of $314,021, or $(0.02) per share for the three-month period ended September 30, 2000 compared with a net loss of $184,908, or $(0.01) per share for the three-month period ended September 30, 1999.

The increase in the third quarter loss in 2000 was primarily due to the increased cost of antimony raw materials and increased reclamation and closure activities at the Yellow Jacket Mine during the quarter, as compared to the same quarter of 1999.

Total revenues from antimony product sales for the third quarter of 2000 were $1,094,721 compared with $1,215,452 for the comparable quarter of 1999, a decrease of $120,731. Sales of antimony products during the third quarter of 2000 consisted of 1,086,618 pounds at an average sale price of $1.00 per pound. During the third quarter of 1999, sales of antimony products consisted of 1,290,055 pounds at an average sale price of $0.94 per pound. Gross profit from antimony sales during the third quarter of 2000 was $11,892 compared with gross profit of $199,719 during the third quarter of 1999. The decrease in gross profit during the third quarter of 2000 was the result of antimony metal prices increasing at a rate greater than antimony product price increases. Average antimony metal prices were $1,221 per metric ton at the end of the second quarter of 2000 compared to $1,844 per metric ton at the end of the third quarter of 2000. Metal price increases resulted in antimony costs of production sold of $0.90 per pound during the third quarter of 2000 as compared to costs of production sold of $0.72 per pound during the same quarter in 1999.

In 1996, the Company's Yellow Jacket property was put on a care-and-maintenance status and gold production was terminated. Subsequent to the curtailment of production at Yellow Jacket, the Company began an underground exploration program and during 1997, 1998 and the first and third quarters of 1999, the Company pursued exploration and core drilling activities at Yellow Jacket. During the third quarter of 1999, due to depressed gold prices and the absence of a significant discovery of mineralized material that could be economically mined, the Company abandoned its exploration program and began final reclamation and closure activities. Since the cessation of exploration, the Company has been engaged in reclamation activities at Yellow Jacket.

Costs related to the reclamation of Yellow Jacket were $80,018 for the three-month period ended September 30, 2000, compared with care-and-maintenance costs of $56,414 during the three-month period ended September 30, 1999. The increase in costs was primarily due to increased reclamation activity during the third quarter of 2000 as compared to the third quarter of 1999.

Sales expense was $58,931 during the third quarter of 2000 compared with $162,969 in the third quarter of 1999. Sales expense was lower during the third quarter of 2000 as compared to the third quarter of 1999, due to management's restructuring of the Company's sales staff in 2000.

General and administrative expenses were $130,042 during the third quarter of 2000 and were comparable to general and administrative expenses of $130,268 during the third quarter of 1999.

During the third quarter of 1999, the Company re-evaluated its estimate of reclamation costs required to complete reclamation and remediation at the Company's Preachers Cove mill site pursuant to the consent decree signed with the Idaho Department of Environmental Quality in 1996. In connection with this re-evaluation, the Company recognized a gain of $35,000 during the third quarter of 1999 from the adjustment of its reclamation accrual. The Company monitors reclamation costs on all its properties and adjusts accrued reclamation costs as necessary to reflect the Company's best estimate of costs required to fulfill its reclamation responsibilities to federal and state environmental agencies. No such adjustments were required during the third quarter of 2000.

Accounts receivable factoring expense was $22,077 during the third quarter of 2000 compared to $27,390 for the third quarter of 1999. Factoring expense decreased during 2000 due to the negotiation of more favorable factoring terms.

Interest expense was $36,725 during the three-month period ended September 30, 2000, compared to $46,028 for the same period in 1999. The decrease in interest expense is primarily due to a corresponding decrease in interest bearing obligations in the third quarter of 2000 (see Financial Condition and Liquidity).

Interest income was $1,880 for the three-month period ended September 30, 2000, compared to $3,839 for the same period in 1999. The decrease in interest income during the third quarter of 2000 was due to a corresponding decrease in reclamation bonds in 2000.

For the nine-month period ended September 30, 2000

Net income for the nine-month period ended September 30, 2000, after the extraordinary gain on settlement of debt, was $211,816 compared to net income after the conversion of debts to common stock during the nine-month period ended September 30, 1999 of $483,974 (see Financial Condition and Liquidity). The Company's operating activities generated a net loss of $705,910 for the nine-month period ended September 30, 2000 compared with a net loss of $172,718 for the nine-month period ended September 30, 1999. The increase in the loss from operating activities during the nine-month period ended September 30, 2000 is due to decreased gross profit from antimony product sales, increased reclamation costs at Yellow Jacket and increased general and administrative expenses as compared to the first nine months of 1999.

Total revenues from antimony product sales for the first nine months of 2000 were $3,458,184 compared to $3,439,374 during the comparable period in 1999. Sales of antimony products during the first nine months of 2000 consisted of 3,646,579 pounds at an average sale price of $0.95 per pound. During the first nine months of 1999 sales of antimony products consisted of 3,523,476 pounds at an average sale price of $0.98 per pound. Gross profit from antimony sales during the first nine months of 2000 was $287,335, compared with gross profit of $620,533 during the first nine months of 1999. The decrease in gross profit during the first nine months of 2000 compared to the same period of 1999 is primarily due to increase in costs of production because of significant increases in raw materials and freight rates during 2000.

Costs related to the reclamation of Yellow Jacket were $157,924 for the nine-month period ended September 30, 2000, compared with care, maintenance and reclamation costs of $100,184 during the nine-month period ended September 30, 1999. The increase in 2000 was primarily due to the increased reclamation activities as compared to 1999. Costs related to exploration and evaluation at Yellow Jacket were $45,595 for the nine-month period ended September 30, 1999, compared with no exploration costs during the nine-month period ended September 30, 2000.

Sales expense was $253,282 for the nine-month period ended September 30, 2000 compared to $226,920 for the same period in 1999. The increase in sales expense during the first nine months of 2000 as compared to the same period of 1999 was due to the sales department's operation for only six months of the nine-month period ended September 30, 1999. Sales expenses had been shared with a former sales affiliate during the first quarter of 1999. As of March 31, 1999 the Company began selling and marketing its antimony products independent of any sales affiliate.

General and administrative expenses increased $125,261 to $399,237 during the first nine months of 2000 as compared to $273,976 during the first nine months of 1999. The increase was primarily due to a financial consulting expense of $78,000 in the first quarter of 2000 that was not incurred in 1999, and costs associated with the Company's annual meeting of shareholders' and common stock registration filing during the second and third quarters of 2000 (see Financial Condition and Liquidity).

During the first nine months of 1999 there was a gain from the write down of accounts payable of $16,440 and a gain of $70,000 from adjustments to accrued reclamation costs, no such gains were recognized during 2000.

Accounts receivable factoring expense was $71,365 during the first nine months of 2000 compared to $79,402 during the comparable period in 1999. The decrease was due to the negotiation of more favorable factoring terms during 2000.

Interest expense was $117,964 during the nine-month period ended September 30, 2000, compared to $162,100 for the same period in 1999. The decrease in interest expense in 2000 is primarily due to interest costs relating to inventory purchased from a former sales affiliate during 1999 that were not incurred in 2000 and the settlement of the Hamilton note payable during the second quarter of 2000 (see Financial Condition and Liquidity).

Interest income was $6,527 during the nine-month period ended September 30, 2000, and was $8,486 for the same period in 1999. The decrease in interest income is due to a corresponding decrease in reclamation bonds during 2000 compared to 1999.

Financial Condition and Liquidity

At September 30, 2000, Company assets totaled $923,131, and there was a stockholders' deficit of $1,557,755. The stockholders' deficit decreased $625,440 from December 31, 1999, due to the extraordinary gain on settlement of debt (see below). In order to continue as a going concern, the Company is dependent upon profitable operations from the antimony division and continuing short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence.

Cash used by operating activities during the first nine months of 2000 was $555,519 compared with cash used of $8,897 during the first nine months of 1999. The change in cash used in operations for the first nine months of 2000 compared to the same period in 1999 was primarily due to the net loss of $705,910 incurred during the first three quarters of 2000 from operations.

Cash used in investing activities during the first nine months of 2000 was $37,396 compared to $66,667 used during the comparable period of 1999. During both periods, cash used in investing activities related to the Company's investment in antimony processing plant and equipment.

Cash provided by financing activities was $592,915 during the first nine months of 2000 compared to $75,564 provided by financing activities during the comparable period of 1999. The increase in cash provided from financing activities was principally due to advances from the Company's President of $141,243, common stock and warrant sales of $255,000 and the issuance of $675,000 of convertible debentures during the first nine months of 2000. Cash provided from financing activities during the first nine months of 2000 was used to settle an outstanding debt (see below) and fund operations.

In an effort to improve the Company's financial condition, the Company's management began negotiations during the second quarter of 2000 to settle a debt owed the Estate of Bobby C. Hamilton (the "Estate"). The debt of approximately $1,500,000 required minimum annual payments of principal and interest totaling $200,000 and consumed 4% of the Company's gross revenues from sales. As a result of management's negotiations, the Company entered into a Settlement and Release of All Claims Agreement (the "Settlement Agreement") with the Estate on June 23, 2000. The Settlement Agreement extinguished the note payable to the Estate in exchange for a cash payment of $500,000 and the issuance of 250,000 shares of the Company's common stock. The cash payment was financed by the issuance of $600,000 of debentures pursuant to a financing agreement with Thomson Kernaghan, Ltd. ("TK"), a Canadian investment banker, described in detail below.

The Settlement Agreement mutually released both parties from any and all obligations between them, and included the Company's indemnification of the Estate against any liabilities and claims that may result from environmental remediation responsibilities on the Company's Idaho gold properties. The Settlement Agreement also required the Company to arrange the purchase of 614,000 shares of the Estate's unrestricted common stock of the Company by a third party for $90,340.

In connection with the Settlement Agreement between the Company and the Estate, the Company entered into a financing agreement with TK effective July 11, 2000. The financing agreement provided, among other things, for the sale of up to $1,500,000 of the Company's convertible debentures to the investment banker and its affiliates. In addition, TK agreed to purchase, pursuant to the Settlement Agreement, 614,000 shares of unrestricted common stock of the Company owned by the Estate for $90,340. The financing agreement also provided for an initial debenture purchase of $600,000, and specified that the proceeds from the sale be used to 1) pay the Estate $500,000 and extinguish the note payable owed it pursuant to the Settlement Agreement, 2) pay the fees and expenses of TK's counsel not to exceed $15,000, 3) pay TK's fee of $60,000 relating to the placement of the convertible debentures, and 4) provide
$25,000 for the Company's working capital purposes. During the third quarter an additional $75,000 of debentures were issued to TK.

The debentures are due June 30, 2002 and accrue interest at 10% to be paid annually on each anniversary date of the issue. The debentures are convertible into common stock at a price per share equal to 75% of the average of the three lowest closing bid prices per share of common stock as reported by Bloomburg L.P. in the 20 trading days immediately preceding the closing date of the debenture sale or the conversion date, whichever is lower, but in any event not greater than $0.90 per share. The exercise price of the related warrants is equal to the closing bid price as reported by Bloomburg L.P. on the trading day immediately preceding the July 11, 2000 effective date of the financing agreement, or $0.39 per share.

The $675,000 debentures issued to date are convertible into 2,317,597 shares of common stock at the initial conversion price of $0.29125 per share. (If the Company's stock price declines below $0.29125 per share and the debentures are converted, the conversion price formula will result in a lower conversion price and the Company will be required to issue a greater number of shares.) In addition, the Company issued warrants to or on behalf of the debenture purchasers ("Investors") for an aggregate of 1,394,230 shares of common stock exercisable for $0.39 per share.

The financing agreement required that the Company execute a registration rights agreement, binding the Company to prepare and file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon exercise of the warrants and upon conversion of the debentures, and to increase the number of its authorized but outstanding shares of common stock to accommodate the exercise of the warrants and conversion of the debentures.

Pursuant to the registration rights agreement, the Company agreed to register
(i) the issuance of the shares of common stock to be issued upon conversion of the debentures and upon exercise of the warrants, and (ii) the resale of those shares by the investors. For the $675,000 debentures issued to date, the registration rights agreement requires that the company register 150% of the conversion shares and 100% of the warrant shares, or a total of 4,870,625 shares of common stock. If the Company issues the remaining $825,000 principal amount of debentures, the Company will be required by the registration rights agreement to register an additional 4,777,773 shares of common stock (representing 150% of the shares issuable upon conversion of the additional debentures assuming a conversion price of $0.29125 per share plus 100% of the shares issuable upon exercise of related warrants).

During the first nine months of 2000, the Company took the following additional actions to minimize its losses, conserve its cash flow, and improve its financial condition:

  - Renegotiated antimony product sales prices with key customers in light of increased antimony production costs

  - Restructured its sales department, reducing overall staffing expenses

  - Refinanced a long-term note payable with a bank

  - Negotiated an abatement of property taxes due an Idaho County

  - Negotiated a reduction in the "holdback" retainage on an accounts receivable factoring agreement

During the fourth quarter of 2000, the Company held an annual meeting of shareholders. At this meeting an amendment to the Company's articles of incorporation was passed that increased the authorized number of common shares from 20,000,000 to 30,000,000. This increase in capitalization was necessary to enable the Company to meet its commitment to issue shares of its common stock upon the conversion of debentures or exercise of warrants.

In 1996, the Yellow Jacket operation was put on a care-and-maintenance basis after a long history of operating losses. During the third quarter of 1999, the Company terminated its exploration efforts at the Yellow Jacket, and began reclamation activities. While the Yellow Jacket reclamation currently continues to consume the Company's capital resources, cash reclamation bonds have been released that will supplement the Company's financing needs.

While management is optimistic that the Company will be able to achieve profitable operations and meet its financial obligations, there can be no assurance of such.

Significant financial commitments for future periods will include:

  - Servicing notes payable to bank

  - Honoring the provisions of the TK Financing Agreement and associated debentures issue

  - Keeping current on property, payroll, and income tax liabilities and accounts payable

  - Fulfilling responsibilities with environmental, labor safety and securities regulatory agencies

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

Below is a summary of sales of unregistered securities for the quarter ended September 30, 2000. The Registrant believes that each transaction is exempt from registration pursuant to Sections 4(2), 4(6), and/or Rule 506 of the Securities act of 1933. All transactions listed below, (1) did not involve a public offering, (2) no commissions were paid, (3) no underwriters were involved, and a (4) restrictive legend was placed on each certificate evidencing the shares.

On August 25, 2000 the Registrant sold 257,111 shares of its common stock and issued warrants to purchase 48,077 shares common stock to Al Dugan, a stockholder and accredited investor, for $0.29125 per share or $75,000.
The warrants are exercisable at $0.39 per share and expire August 25, 2002.

On July 12, 2000, the Registrant sold 100,000 shares of its common stock to Nortex Corporation, a company controlled by Al Dugan, a stockholder and accredited investor, for $0.25 per share or $25,000.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On October 31, 2000, at an annual meeting of stockholders the following directors were re-elected: (1)

                   Votes For      Votes Against    Votes Abstained
John C. Lawerence  14,657,428         6,300            14,586
Robert A. Rice     10,202,024         7,800            84,574
Leo Jackson        10,379,150         7,350            37,824

(1) Based on cumulative voting privileges of 11,859,172 shares represented at the meeting in person or by proxy out of the 17,860,384 shares outstanding and entitled to vote as of the record date, August 3, 2000.

Also at the annual meeting the following three proposals were approved by the stockholders:

Proposal 2. Amend the Company's Articles of Incorporation to increase the shares of common stock authorized for issue from 20,000,000 to 30,000,000

                   Votes For       Votes Against   Votes Abstained
                   11,753,588         70,148           34,186

Proposal 3. Amend the Company's Articles of Incorporation to authorize a variable sized board

                   Votes For       Votes Against   Votes Abstained
                    9,645,353      2,181,763            30,806

Proposal 4. Ratify the appointment of the Company's Independent Auditors for the fiscal year ending December 31, 2000.

                   Votes For       Votes Against   Votes Abstained
                    9,687,003      2,137,033            33,886

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27-Financial Data Schedule

No Reports on Form 8-K were filed during the period

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange
  Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      UNITED STATES ANTIMONY CORPORATION
                                   (Registrant)



              By:/s/ John C. Lawrence Date: November 13, 2000
                  John C. Lawrence, Director and President
              (Principal Executive, Financial and Accounting
                                  Officer)