Form 10KSB
period 2000-12-31
UNITED STATES ANTIMONY CORP
filed 2001-04-12
CIK 101538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the fiscal year ended December 31, 2000

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the transition period             to
                                                                --------      --------
Commission file number 33-00215

UNITED STATES ANTIMONY CORPORATION

(Name of small business issuer in its charter)
             Montana                                                                               81-0305822
 (State or other jurisdiction of                                                                (I.R.S. Employer
  incorporation or organization)                                                              Identification No.)

                 P.O. Box 643, Thompson Falls, Montana                                  59873
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

Yes X No -------- --------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $5,016,661.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $3,167,632 as of March 30, 2001.

At March 30, 2001, the registrant had 18,585,564 outstanding shares of par value $.01 common stock.

                                              TABLE OF CONTENTS

                                                      PART I

                                                      PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS................................................................................            6

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATIONS.............................................................................            7

ITEM 7.       FINANCIAL STATEMENTS...................................................................            9

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE....................................................            9

                                                     PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
              ACT..................................................................................10

ITEM 10.      EXECUTIVE COMPENSATION.................................................................           11

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

FINANCIAL STATEMENTS.................................................................................       F1-F26

EXHIBITS
              AMENDED AND RESTATED BYLAWS............................................................            I
              CORRECTED RESTATED ARTICLES OF INCORPORATION...........................................           II

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

Summary

AGAU Mines, Inc., predecessor of United States Antimony Corporation, was incorporated in June 1968 as a Delaware corporation to explore, develop and mine gold and silver properties. United States Antimony Corporation ("USAC" or "the Company") was incorporated in Montana in January 1970 to mine and produce antimony products. In June 1973, AGAU Mines, Inc. was merged with and into USAC, with USAC the surviving corporation in the merger. In December 1983, USAC suspended its antimony mining operations when it became possible to purchase antimony raw materials more economically from foreign sources. The principal business of USAC has been the production of antimony products and the mining and milling of gold.

USAC has been able to sustain its operations through gross profit produced from its antimony operations, common stock sales, and financing from banks and other sources. There can be no assurance, however, that USAC will be able to continue to meet its obligations and continue in existence as a going concern (see Note 1 to the Financial Statements).

Antimony Division

USAC's antimony mining properties, mill and metallurgical plant are located in the Burns Mining District of Sanders County, Montana, approximately 15 miles west of Thompson Falls. USAC holds 12 patented lode claims, some of which are contiguous, and 2 patented mill sites.

Prior to 1984, USAC mined antimony ore underground by driving drifts and using slushers in room and pillar type stopes. Mining was suspended in December 1983, because antimony could be purchased more economically from foreign sources. USAC's underground antimony mining operations may be reopened in the future should raw material prices warrant doing so. USAC now purchases the majority of its raw antimony from China (approximately 70%) and, to a lesser degree, Canada (approximately 15%). Antimony metal from Chinese sources has been obtained primarily through a broker. Significant increases in world antimony metal prices have necessitated renegotiation of USAC's supply contract with the broker in order to assure continued availability of metal, resulting in higher raw material costs. However, the increase in world prices has enabled USAC to increase the prices of its antimony products and to increase its gross profits. In addition, USAC is covering its customer supply contract requirements by obtaining antimony metal from other foreign and domestic sources.

The Company is dependent on foreign sources for raw materials; and there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by USAC. USAC obtains antimony metal, the raw material for our antimony products, primarily (70%) from China. Changes in antimony metal export policy by the Chinese government could impair availability of antimony metal and/or could increase antimony metal prices, which could result in curtailed production, decreased profits, operating result fluctuations or breach of contractual obligations to provide antimony products to our customers. USAC currently owns 50% of the common stock of United States Antimony, Mexico S.A. de C.V. ("USAMSA"), which was formed in April 1998. During 1998 and 1999, USAC invested capital and surplus equipment from its Thompson Falls antimony operation in USAMSA, which is being used for the construction of an antimony processing plant in Mexico. To date, two antimony processing furnaces and a warehouse building have been built and limited antimony processing has taken place. USAMSA is pursuing the assignment of mining concessions in the Mexican states of Zacatecas, Coahuila, Sonora, Queretaro and Oaxaca. USAMSA is expected in future years to produce antimony metal and other products, utilizing its processing facilities as processing opportunities become available and as antimony prices dictate. These products would then be sent to USAC's plant near Thompson Falls, Montana for further processing.

From refined antimony metal, USAC produces four antimony oxide products of different particle size using proprietary furnace technology, several grades of sodium antimonate using hydro metallurgical techniques, and specialty antimony compounds. Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper. Antimony oxide is also used as a color fastener in paint, as a catalyst for production of polyester resins for fibers and film, as a phosphorescent agent in fluorescent light bulbs and as a stabilizer for fluid lubricants. Sodium antimonate is primarily used as a fining agent (degasser) for glass in cathode ray tubes used in computer monitors and color television bulbs and as a flame retardant. USAC also sells antimony metal for use in bearings, storage batteries and ordnance.

USAC estimates that its present share of the domestic market for antimony oxide products is approximately 10% to 12%. USAC has had three principal domestic competitors. The balance of domestic sales are foreign imports (primarily from Chinese and Belgian suppliers).

Gold Division Yankee Fork Mining District. Until 1989, USAC mined and milled gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The site is currently undergoing environmental remediation pursuant to an Idaho Department of Environmental Quality consent decree. See "Environmental Matters".

Yellow Jacket Mining District. During the years from 1991 to 1996 USAC mined, milled and sold gold bullion produced from the Yellow Jacket mine. In 1996, production at the Yellow Jacket was suspended due to recurring operating losses and declines in precious metal prices. In 1999, the company abandoned its leasehold interests and began environmental remediation activity at the Yellow Jacket (see "Environmental Matters") and began reclamation of the Yellow Jacket tailings ponds and pit area.

Zeolite Division

USAC owns 75% of Bear River Zeolite Company ("BRZ"), an Idaho corporation incorporated on June 1, 2000. BRZ has entered into a ten-year mining lease with Webster Farm, L.L.C. The lease entitles BRZ to surface mine and process zeolite on property located in Preston, Idaho in exchange for a royalty payment. The royalty is a percentage of the unprocessed ore sale price which varies between 5%-7%. The minimum annual royalty during the first five years is $1,000. The royalty is also payable on zeolite mined on adjacent Bureau of Land Management ("BLM"), ground on which BRZ has located five additional BLM claims, if BRZ accesses those claims across the leased property. BRZ is currently constructing a processing plant on the property. Mining and processing equipment will be leased to BRZ by USAC; and USAC will advance development and start-up costs. Production and sale of zeolite is not expected to contribute materially to USAC's operating revenues in the near future.

Environmental Matters

The exploration, development and production programs conducted in the United States are subject to local, state and federal regulations regarding environmental protection. Certain of USAC's production and mining activities are conducted on public lands. USAC believes that its current discharge of waste materials from its processing facilities is in material compliance with environmental regulations and health and safety standards. The USDA Forest Service extensively regulates mining operations conducted in National Forests. Department of Interior regulations cover mining operations carried out on most other public lands.

All operations by USAC involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by federal, state and local governmental authorities.

USAC may be required to prepare and present to such authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. Any changes to USAC's reclamation and remediation plans which may be required due to changes in federal regulations could have an adverse effect on USAC's operations. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980, designated USAC's cyanide leach plant at the Preachers Cove mill, which is located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River, as a contaminated site requiring cleanup of cyanide solution. In 1996, USAC signed a consent decree related to the reclamation and remediation at the Preachers Cove mill in Idaho as required by the Idaho Department of Environmental Quality. USAC has been reclaiming the property; and, as of December 31, 2000, the cyanide solution cleanup was complete, the mill removed, and some of the cyanide leach residue disposed of. Only earth moving, monitoring activities, and the containment of the remaining cyanide leach residue in a containment vault remain to complete the activities prescribed by the consent decree. Upon completion of reclamation activities at the Preachers Cove mill site pursuant to the consent decree, the site will be closed and the Idaho Department of Environmental Quality will terminate the consent decree. Reclamation activities are currently at a standstill due to weather conditions at the site and the completion of a biological assessment to be submitted to the National Marine Fisheries Service and the U. S. Fish and Wildlife Service. Upon receiving clearance from the U. S. Forest Service to commence the Phase II reclamation work the Company anticipates substantial completion of reclamation in a six to twelve month period.

USAC has environmental remediation obligations at its antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site"). Under the regulatory jurisdiction of the Montana Department of Environmental Quality and the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality, USAC has performed substantial environmental reclamation activities at this site during 1999 and 2000. These activities included installation of a PVC cover and a geotextile layer on two of the tailings ponds and the removal of approximately 25,000 yards of tailings material from a third pond. USAC plans to line a storm water pond and construct a water treatment facility, thus fulfilling the majority of its environmental responsibilities at the Stibnite Hill Mine site. Currently, reclamation activities have temporarily ceased while federal and state regulatory agencies make certain determinations relating to the disposition of the Company's slag material.

During the second quarter of 1999, USAC began final reclamation and closure at the Yellow Jacket property. During the third and fourth quarters of 1999 USAC began disassembly of the mill and mill buildings and removed tailings waste from the tailings ponds. The reclamation activity is being overseen by the U.S. Forest Service and the Idaho Department of Environmental Quality. Reclamation work is commencing on the clean-up of non-cyanide tailings material at the property; and USAC believes this project will be substantially completed by the end of 2001. In 2000, the U.S. Forest Service began releasing environmental bonding funds to USAC that had been deposited for remediation of the Yellow Jacket Mine.

Reclamation activities at the Yellow Jacket Mine and the Stibnite Hill Mine Site have proceeded informally under supervision of the U.S. Forest Service and state departments of environmental quality. USAC has complied with regulators' requirements and does not expect the imposition of substantial additional requirements. The Company may have to increase its accrual for reclamation costs, however, if state and federal regulators require USAC to perform additional remediation activities if environmental laws change.

USAC has posted cash performance bonds with a bank and the U.S. Forest Service in connection with its reclamation activities. Upon completion of reclamation activities, the bonds will be terminated and the applicable regulatory authorities may release up to $123,250.

Marketing

During the first quarter of 1999, and in prior years dating back to 1991, USAC marketed its antimony products with HoltraChem, Inc. and later its successor, BCS, in a 50/50 profit sharing arrangement. In March 1999, USAC notified BCS that it was terminating the agreements that HoltraChem had assigned BCS, and that USAC was going to market and distribute antimony products independently. As a result USAC took steps to market its products to existing and prospective customers, and has been able to do so successfully. USAC employs full time marketing personnel and has negotiated various commission-based sales agreements with other chemical sales agents.

Antimony Price Fluctuations

The operating results of USAC have been and will continue to be directly related to the market prices of antimony metal, which have fluctuated widely in recent years. The volatility of such prices is illustrated by the following table which sets forth the average prices of antimony metal per pound as reported by sources deemed reliable by USAC.

   Year      Average Price
   ----      -------------
   2000          $0.67
   1999           0.58
   1998           0.63
   1997           0.93
   1996           1.60

The range of sales prices for antimony oxide per pound is as follows for the periods indicated:

   Year       High      Low       Average Price
   ----       ----      ---       -------------
   2000       $5.88    $0.65          $0.99
   1999        5.52      0.65           0.85
   1998        5.57      0.83           1.13
   1997        5.75      0.98           1.41
   1996        4.50      1.53           1.86

Antimony metal prices are determined by a number of variables over which USAC has no control. These include the availability and price of imported metals, the quantity of new metal supply, and industrial and commercial demand. If metal prices decline and remain depressed, USAC's revenues and profitability may be adversely affected.

USAC uses antimony metal as a raw material for its products. USAC obtains antimony metal from sources in China (70%), Canada (15%) and the U.S. (15%). Purchases from Canadian and U.S. sources have been made at world market prices, as established by the London Metals Bulletin from time to time. Antimony metal from Chinese sources has been supplied by a metal dealer, pursuant to a long-term supply contract to supply antimony metal at a fixed price.

Until recently, antimony prices have been at a 35 year low. Beginning in late June 2000, prices had risen dramatically, primarily as a result of restrictions by the Chinese government on exports of antimony metal from China, one of the principal suppliers of antimony. The fixed price set by the supply contract with the dealer in Chinese-sourced metal was below current market price. The dealer refused to supply metal at the contracted price, forcing USAC to purchase antimony metal from this dealer and other sources at current world market prices. However, USAC has been able to raise its antimony product prices to its customers and to increase its gross profits. USAC's USAMSA venture is intended eventually to reduce USAC's dependence on foreign sources but is not expected to provide sufficient raw material for several years.

Other

USAC holds no material patents, licenses, franchises or concessions, but considers its antimony processing plant proprietary in nature. USAC uses the trade name "Montana Brand Antimony Oxide" for the marketing of its antimony products.

USAC is subject to the requirements of the Federal Mining Safety and Health Act of 1977, requirements of the state of Montana and the state of Idaho, Federal and State Health and Safety statutes and Sanders County, Lemhi County and Custer County health ordinances.

Employees As of March 30, 2001, USAC employed 25 full-time employees. The number of full-time employees may vary seasonally. None of USAC's employees is covered by any collective bargaining agreement. Item 2. Description of Properties Antimony Division

USAC's principal plant and mine are located in the Burns Mining District, Sanders County, Montana, approximately 15 miles west of Thompson Falls, Montana. USAC holds 2 patented mill sites and 12 patented lode mining claims covering 192 acres. The lode claims are contiguous within two groups.

Antimony mining and milling operations were curtailed during 1983 due to continued declines in the price of antimony. USAC is currently purchasing foreign raw antimony materials and continues to produce antimony metal, oxide and sodium antimonate from its antimony processing facility near Thompson Falls, Montana.

Gold Division Yankee Fork Mining and Yellow Jacket Mining Districts ---------------------------------------------------

The registrant is engaged in reclamation activities on two former gold mining properties located in Custer and Lehmi Counties in Idaho.

Zeolite Division

USAC owns 75% of Bear River Zeolite Company ("BRZ"), an Idaho corporation incorporated on June 1, 2000. BRZ has entered into a ten-year mining lease with Webster Farm, L.L.C. The lease entitles BRZ to surface mine and process zeolite on property located in Preston, Idaho in exchange for a royalty payment. The royalty is a percentage of the unprocessed ore sale price which varies between 5%-7%. The minimum annual royalty during the first five years is $1,000. The royalty is also payable on zeolite mined on adjacent Bureau of Land Management ("BLM"), ground on which BRZ has located five additional BLM claims, if BRZ accesses those claims across the leased property. BRZ is currently constructing a processing plant on the property. Mining and processing equipment will be leased to BRZ by USAC; and USAC will advance development and start-up costs. Production and sale of zeolite is not expected to contribute materially to USAC's operating revenues in the near future.

Item 3. Legal Proceedings

At December 31, 2000, the company was involved in no material legal proceedings. Item 4. Submission of Matters to a Vote of Security Holders On October 31, 2000, at an annual meeting of stockholders the following directors were re-elected: (1)
                                            Votes For                  Votes Against             Votes Abstained
                                            ---------                  -------------             ---------------
         John C. Lawrence                    14,657,428                    6,300                       14,586
         Robert A. Rice                      10,202,024                    7,800                       84,574
         Leo Jackson                         10,379,150                    7,350                       37,824
(1) Based on cumulative voting privileges of 11,859,172 shares represented at the meeting in person or by proxy, out of the 17,860,384 shares outstanding and entitled to vote as of the record date, August 3, 2000. Also at the annual meeting the following three proposals were approved by the stockholders:
Proposal 2. Amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock available for issuance from 20,000,000 to 30,000,000.

                                            Votes For                  Votes Against             Votes Abstained
                                            ---------                  -------------             ---------------
                                             11,753,588                     70,148                     34,186
Proposal 3. Amend the Company's Articles of Incorporation to authorize a variable sized board
                                            Votes For                  Votes Against             Votes Abstained
                                            ---------                  -------------             ---------------
                                              9,645,353                  2,181,763                     30,806
Proposal 4. Ratify the appointment of the Company's independent auditors for the fiscal year ending December 31, 2000
                                            Votes For                  Votes Against             Votes Abstained
                                            ---------                  -------------             ---------------
                                              9,687,003                  2,137,033                     33,886

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

                                        2000                   High              Low
                                                               ----              ---
                                    First Quarter             $0.95             $0.22
                                    Second Quarter             0.88              0.20
                                    Third Quarter              0.78              0.32
                                    Fourth Quarter             0.41              0.13

                                        1999                   High              Low
                                                               ----              ---
                                    First Quarter             $0.16             $0.20
                                    Second Quarter             0.17              0.17
                                    Third Quarter              0.31              0.38
                                    Fourth Quarter             0.16              0.16

The approximate number of record holders of USAC's common stock at December 31, 2000 is 2,700.

No dividends have been paid or declared by USAC during the last five years; and USAC does not anticipate paying dividends on its common stock in the foreseeable future. Instead, USAC expects to retain its earnings for the operation and expansion of its business.

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

Results of Operations

The Company reported a net loss of $67,699 during 2000 compared to net income of income of $304,015 in 1999. The net loss in 2000 is primarily attributable to a $985,425 loss from operating activities in 2000, offset by an extraordinary gain recognized on the conversion of certain debts to common stock of $917,726. The net income in 1999 is primarily due to an extraordinary gain of $611,693 recognized on the conversion of certain debts to common stock. Without the effect of the extraordinary gain, the Company would have experienced a net loss from its operating activities of $307,677 during 1999.

Total revenues from antimony product sales during 2000 were $5,016,661 compared to $4,710,278 in 1999. The increase in sales during 2000 was partially due to the Company's sharing of 50% of antimony product sales with an affiliated sales company during the first quarter of 1999 compared to selling all of its antimony products independently during 2000. Sales of antimony products during 2000 were 5,039,327 pounds at an average sale price of $1.00 per pound; during 1999 5,517,443 pounds of antimony products were sold at an average sales price of $0.85 per pound. Gross profit from antimony product sales was $472,890 in 2000, or 9% of sales, compared to $876,178 in 1999, or 18.6% of sales. The decrease in gross profit during 2000 was due to rapidly escalating antimony metal prices during the year that were quickly reflected in higher production costs and, correspondingly, higher cost of sales. Antimony product sale prices in the market reacted slower to the increase in metal prices however, as competitors with greater quantities of finished goods inventory on hand were able to continue selling products at prices that were in effect prior to the increase in metal prices. During the last quarter of 2000 and the first quarter of 2001, antimony product sales prices increased; and as a result, the Company anticipates the return to a higher level of gross profit.

Combined care, maintenance and reclamation costs and exploration and evaluation costs at the Yellow Jacket property totaled $241,244 during 2000 compared to $200,867 in 1999. The increase during 2000 was due to the Company's increased reclamation activities during 2000 compared to 1999.

During 2000 and 1999 the Company recorded $25,615 and $51,150, respectively, of reclamation costs on its antimony properties that were not charged against its accrued reclamation liability based on the Company's revised estimates of reclamation costs required to fulfill its antimony reclamation obligations.

During 1999, the Company made adjustments to accrued reclamation costs of $70,000 to reflect management's estimate of costs remaining to reclaim the Company's Preacher's Cove property. During 2000, no adjustments were made to reclamation liabilities.

General and administrative expenses increased from $400,432 in 1999, to $631,869, an increase of $231,437 or approximately 58%. The increase in 2000 compared to 1999 was principally due to consulting expenses compensated with shares of the Company's common stock totaling approximately $150,000 and legal and accounting costs of approximately $64,000, associated with the filing of a registration statement with the Securities and Exchange Commission.

Antimony sales expenses were $339,267 during 2000 and comparable to sales expenses of $337,309 during 1999. Management expects sales expenses to decrease in future periods based on restructuring efforts made to its sales staff during 2000.

Interest expense of $157,145 in 2000 decreased compared to interest expense of $185,985 in 1999 primarily due to the conversion of certain debts to common stock in 2000. Interest and other income was $8,459 in 2000 and $12,190 in 1999. The decrease in interest and other income during 2000 was primarily due to decreased interest earnings on reclamation bonds, when bonds were released to the Company during 2000 as the Yellow Jacket property reclamation progressed.

In 2000, the Company settled and extinguished a debt owed the Estate of Bobby C. Hamilton of approximately $1.5 million (see Financial Condition and Liquidity) through payment of $500,000 cash and issuance of 250,000 shares of the Company's restricted common stock. In connection with the settlement the Company recorded an extraordinary gain of $917,726. In 1999, the Company converted $682,397 of defaulted debenture principal and interest and $144,339 of principal and interest related to certain mining lease royalties (Judgments payable) into common stock of the Company. In connection with these conversions the Company recorded an extraordinary gain of $611,692.

Financial Condition and Liquidity

At December 31, 2000, Company assets totaled $843,920, and there was a stockholders' deficit of $1,708,085. The stockholders' deficit decreased $475,110 from the prior year, primarily due to the conversion of debts to common stock. In order to continue as a going concern, the Company is dependent upon (1) profitable operations from the antimony division, (2) additional equity financing, and (3) continued availability of bank financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. There can be no assurance that management will be successful in its plans to improve the financial condition of the Company.

Cash used by operations during 2000 was $791,089 compared to net cash provided by operations during 1999 of $59,986, a change of approximately $851,000. The change in cash used by operations in 2000 compared to cash provided by operations in 1999 was primarily due to the operating loss (before extraordinary item) of $985,425 in 2000 compared to the similar operating loss of $307,677 during 1999.

Investing activities used $38,499 during 2000 compared to $76,417 used in 1999. Cash used in investing activities during both years related exclusively to purchases and construction of antimony plant and equipment.

Financing activities provided $892,588 during 2000 compared to $16,431 of cash in 1999. Cash from financing activities in 2000 related principally to cash received from the sale of convertible debentures (and related warrants) and common stock sales. Cash provided during 1999 related primarily to cash received from bank financing.

Other significant financial commitments for future periods will include:

    Servicing notes payable to bank.

    Servicing convertible debenture interest and principal payments.

    Completion and maintenance of an evergreen registration statement for common shares held by certain shareholders.

    Keeping current on property, payroll, and income tax liabilities and accounts payable.

    Fulfilling responsibilities with environmental, labor safety and securities regulatory agencies.

In an effort to improve USAC's financial condition, USAC's management, during the second quarter of 2000, negotiated the settlement of a debt of approximately $1.5 million owed the Estate of Bobby C. Hamilton (the "Estate"). USAC entered into a Settlement and Release of All Claims Agreement (the "Settlement Agreement") with the Estate on June 23, 2000. The Settlement Agreement extinguished the note payable to the Estate in exchange for a cash payment of $500,000 and the issuance of 250,000 shares of USAC's common stock.

The cash payment to the Estate was financed by the issuance of $600,000 of Debentures pursuant to a financing agreement with Thomson Kernaghan and Co., Ltd., a Canadian investment banker. The financing agreement with Thomson Kernaghan provided, among other things, for the sale of up to $1,500,000 of USAC's convertible debentures to the investment banker and its affiliates. The debentures are convertible into common stock at a price per share equal to 75% of the average of the three lowest closing bid prices per share of USAC's common stock as reported by Bloomburg L.P. in the 20 trading days immediately preceding the closing date of the debenture sale or the conversion date, whichever is lower, but in any event not greater than $0.90 per share. The debentures are due two years from their issue date and accrue interest at 10% to be paid annually on each anniversary date of the issue. During 2000, USAC issued $675,000 of convertible debentures pursuant to the financing agreement. The maximum conversion price is $0.29125 per share. In connection with the debenture sale, USAC issued warrants to purchase 1,394,230 shares of common stock at $0.39 per share.

The financing agreement required that USAC execute a registration rights agreement, binding USAC to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of shares of common stock issuable upon conversion of the debentures and upon exercise of the related warrants, and to increase the number of its authorized but outstanding shares of common stock to accommodate the exercise of the warrants and conversion of the debentures. During 2000, USAC expended substantial resources in preparation of the registration statement; but as of the date of this report, the registration statement has not yet become effective. The registration rights agreement that USAC executed provides for certain liquidated damages to be payable to the debenture holders for the delay of the effectiveness of the registration statement. The liquidated damages are calculated as two percent (2%) per month of the aggregate value of the principal amount of the debentures outstanding combined with the aggregate exercise prices of the outstanding purchasers' and agent's warrants issued in connection with the convertible debentures, accrued on a daily basis subsequent to the registration deadline. Accordingly, the filing of an effective registration statement for the convertible debentures continues to be a significant priority of the Company.

During 2000, the Company issued $247,922 of 10% convertible debentures (due December 2003) to John C. Lawrence, the Company's president and a director. The debentures were issued in exchange for various cash advances the Company had received for working capital purposes from Mr. Lawrence during the year. Also in December 2000, USAC issued two $50,000 10% convertible debentures (one $50,000 debenture being due November 22, 2003 and the second debenture being due December 12, 2003) to Al Dugan, a USAC shareholder and accredited investor, in exchange for $100,000 cash paid by Mr. Dugan and used for working capital purposes. The debentures issued to Mr. Lawrence and Mr. Dugan are convertible into USAC's common stock at a conversion price which is the lower of $0.31 per share or 75% of the average of the three lowest closing bid prices for USAC's common stock as quoted by Bloomberg L.P. in the 20 trading days immediately preceding the conversion date. In connection with the issuance of these debentures USAC issued warrants to Mr. Lawrence and Mr. Dugan to purchase 151,213 and 60,974 shares of common stock, respectively, at $0.41 per share.

In 2000, the Company sold 782,511 shares of its common stock for $255,000, with 100,000 shares sold pursuant to the exercise of stock purchase warrants. Proceeds from stock sales were used to fund the Company's operations.

The Company anticipates funding its operations through additional sales of common stock and debt financing in 2001. The Company believes that it will have additional financial resources from increasing gross profits from its antimony business and sales of zeolite from its newly formed Bear River Zeolite Company subsidiary.

Item 7. Financial Statements

The consolidated financial statements of the registrant are included herein on pages F1-F25.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act Identification of Directors and Executive Officers are as follows:
                                                            Affiliation
      Name                      Age       with Registrant   Expiration of Term
   --------                     ---       ----------------- ------------------
   John C. Lawrence                       62               President, Director           Annual meeting
   Robert A. Rice                         76               Director                      Annual meeting
   Leo Jackson                            59               Director                      Annual meeting
   Gary D. Babbitt                        54               Director                      Annual meeting

Business Experience of Directors and Executive Officers

John C. Lawrence
----------------

Mr.  Lawrence has been the President  and a Director of USAC since its  inception.  Mr.  Lawrence was the President and a Director of AGAU Mines,  Inc.,  the  predecessor of USAC,  since the inception of AGAU Mines,  Inc., in 1968.
He is a member of the Society of Mining  Engineers  and a recipient  of the Uuno  Sahinen  Silver  Medallion  Award presented by Butte Tech, University of Montana.

Robert A. Rice
--------------

Mr. Rice is a  metallurgist,  having been  employed by the Bunker Hill Company,  a wholly owned  subsidiary of Gulf
Resources and Chemical  Corporation at Kellogg,  Idaho, as Senior  Metallurgist and Mill  Superintendent  until his retirement in 1965.  Mr. Rice has been a Director of USAC since 1975.

Leo Jackson
-----------

Mr.  Jackson  is a  resident  of El Paso,  Texas.  For the past 15  years,  he has been a  principal  owner and the
President  of  Production  Minerals,  Inc.,  a company  which has an indirect  25% interest in the stock of USAMSA.
Mr. Jackson  is the principal  owner of Minera de Roja,  S.A. de C.V.,  and has been involved in the production and marketing of  industrial  minerals  such as fluorspar  and  celestite in the United States and Mexico for 25 years.
Mr.  Jackson speaks fluent  Spanish and has a BBA degree from the Sul Ross State  University in Texas.  Mr. Jackson has been a Director of USAC since February 1999.

Gary D. Babbitt
---------------

Mr.  Babbitt is a partner in the Boise,  Idaho law firm of Hawley  Troxell  Ennis and Hawley  LLP,  and has served as
USAC's legal  counsel for several  years.  Mr.  Babbitt  concentrates  his law practice in  commercial  litigation, environmental  matters and mining law. He is a member of the Society of Mining  Engineers,  a director of the Idaho
Mining  Association,  and a trustee of the Rocky Mountain  Mineral Law  Foundation.  Mr. Babbitt was appointed as a director when the Board expanded to four members in November 2000.

USAC is not aware of any involvement by its directors or executive officers during the past five years in legal proceedings that are material to an evaluation of the ability or integrity of such director or executive officer.

Board Meetings and Committees

USAC's Board of Directors held twelve (12) regular meetings during the 2000 calendar year. Each incumbent director attended at least 75% of the meetings held during the 2000 calendar year, in the aggregate, by the Board. USAC's Board of Directors does not have a Compensation Committee, an Audit Committee, or a Nominating Committee.

Board Member Compensation

Beginning in 2000, USAC pays directors' fees in the form of 25,000 shares of USAC's Common Stock per year per director. Directors are also reimbursed reasonable out-of-pocket expenses in connection with attending meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that USAC's directors, executive officers and holders of 10% or more of USAC's common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of USAC's common stock are required by the regulation to furnish USAC with copies of all Section 16(a) forms they have filed.

Based solely on review of copies of Forms 3, 4, and 5 furnished to USAC, Mr. Lawrence timely filed Form 4 reports during 2000 and timely filed a Form 5 annual report with respect to the 2000 fiscal year. Mr. Babbitt is late filing a Form 5 report for the 2000 fiscal year. It is unknown to the Company if Mr. Rice and Mr. Jackson timely filed, during 2000, Form 4 reports upon receipt of annual stock compensation or Form 5 annual reports with respect to the 2000 fiscal year. It is unknown to the Company if Al Dugan, a shareholder who became a 10% beneficial owner during 2000, timely filed Form 3 or Form 4 reports during 2000, or timely filed a Form 5 report for the 2000 fiscal year.

Item 10. Executive Compensation

Summary Compensation Table

The Securities and Exchange Commission requires the following table setting forth for fiscal years ending December 31, 2000, 1999 and 1998, the compensation paid by USAC to its principal executive officer.

-------------------------- ------ ----------------------------------- ---------------------------------------------

                                         Annual Compensation                     Long-Term Compensation
-------------------------- ------ ----------------------------------- ---------------------------------------------
-------------------------- ------ ----------- ------- --------------- --------------------- -----------------------

                                                                             Awards                Payouts
-------------------------- ------ ----------- ------- --------------- --------------------- -----------------------
-------------------------- ------ ----------- ------- --------------- ---------- ---------- ---------- ------------

                                                                      Restricted Securities
Name and Principal                                    Other Annual    Options/   Underlying All        All Other
Position                   Year   Salary      Bonus   Compensation(1) Awards(3)  LTIP SARs  Other      Compensation
                                                                                            Payouts
-------------------------- ------ ----------- ------- --------------- ---------- ---------- ---------- ------------
-------------------------- ------ ----------- ------- --------------- ---------- ---------- ---------- ------------

John C. Lawrence,          2000   $81,000     N/A         $4,154       $3,250      None       None        None
President
-------------------------- ------ ----------- ------- --------------- ---------- ---------- ---------- ------------
-------------------------- ------ ----------- ------- --------------- ---------- ---------- ---------- ------------

John C. Lawrence,          1999   $72,000     N/A         $4,154        $720       None       None        None
President
-------------------------- ------ ----------- ------- --------------- ---------- ---------- ---------- ------------
-------------------------- ------ ----------- ------- --------------- ---------- ---------- ---------- ------------

John C. Lawrence,          1998   $72,000     N/A         $4,154        $844       None       None        None
President
-------------------------- ------ ----------- ------- --------------- ---------- ---------- ---------- ------------

(1)      Represents earned but unused vacation.
(2)      Increased to $96,000 beginning August 1, 2000.
(3)      These  figures  represent  the fair  values,  as of the date of  issuance,  of the annual  Director's  fee payable to Mr. Lawrence in the form of shares of USAC's restricted Common Stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management

A person who directly or indirectly has or shares voting power or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares and investment power is the power to dispose of or direct the disposition of shares. Shares as to which voting power or investment power may be acquired within 60 days are also considered as beneficially owned.

The following tables set forth certain information, as of March 30, 2001, regarding beneficial ownership of USAC's stock by (1) each person who is known to USAC to own beneficially more than 5% of any class of USAC's voting stock, and (2) (a) each director and each nominee for the election as a director of USAC, (b) each executive officer named in the Summary Compensation Table set forth above, and (c) all current directors and current executive officers of USAC as a group. The information on beneficial ownership in the table and the footnotes thereto is based upon USAC's records and, in the case of holders of more than 5% of USAC's stock, the most recent Schedule 13D or 13F filed by each such person or entity and information supplied to USAC by such person or entity. Unless otherwise indicated, to USAC's knowledge each person has sole voting power and sole investment power with respect to the shares shown.

Security Ownership of Certain Beneficial Owners(7)

As of the close of business on March 30, 2001, based on information available to USAC, the following persons own beneficially more than 5% of any class of the outstanding voting securities of USAC:

                           Name and Address of                Amount and Nature of                       Percent of
Title of Class             Beneficial Owner                   Beneficial Ownership
--------------             ----------------------             --------------------                           ---
Class
-----------

Common stock               The Maguire Family and             1,501,898(2)                                   6.1 (1)
                           related entities as a group
                           c/o Walter L. Maguire, Sr.
                           P.O. Box 129
                           Keller, VA 23401

Common stock               John C. Lawrence          3,537,827(3),(6)                                     14.4 (1)
                           P.O. Box 643
                           Thompson Falls, MT 59873

Common stock               The Dugan Family          2,623,072(4),(6)                                     10.7 (1)
                           c/o A. W. Dugan
                           1415 Louisiana Street, Suite 3100
                           Houston, TX 77002

Preferred Series A         A. Gordon Clark, Jr.               4,500(5)                                     100.0
stock                      2 Musket Trail
                           Simsbury, CT 06070

Preferred Series C         Walter L. Maguire, Sr.             49,091                                        27.6
stock                      P.O. Box 129
                           Keller, VA 23401

Preferred Series C         Richard A. Woods          48,305                                               27.2
stock                      59 Penn Circle West
                           Penn Plaza Apts.
                           Pittsburgh, PA 15206

Preferred Series C         Dr. Warren A. Evans                48,305                                        27.2
stock                      69 Ponfret Landing Road
                           Brooklyn, CT 06234

Preferred Series C         Edward Robinson                    32,203                                        18.0
stock                      1007 Spruce Street 1st Floor
                           Philadelphia, PA 19107

Security Ownership of Management as of March 30, 2001

                           Name of                                     Amount of                         Percent of
Title of Class             Beneficial Owner                         Beneficial Ownership                   Class
--------------             ----------------                         --------------------                  -------

Common stock               John C. Lawrence                            3,537,827(3)
14.4
Common stock               Robert A. Rice                                 217,762                           0.9
Common stock               Leo Jackson                                      60,700                             Nil
Common stock               Gary D. Babbitt                                    5,967
                                                                       ------------                              --
Nil
---
Common stock               All Directors and executive
                           officers as a group                         3,822,256                           15.6
                                                                       ---------                           ----

(1)      Percent of  ownership  is based  upon  24,534,984  shares of common  stock and  common  stock  equivalents outstanding at March 30, 2001 (including  shares subject to presently  exercisable  warrants,  $675,000 of debentures  convertible  at $0.29125  per share,  and  $347,922  of  debentures  convertible  at $0.31 per share).  At March 30,  2001  4,500  shares  of Series A  preferred  stock and  177,904  shares of Series C preferred stock were outstanding.

(2)      Includes  1,007,843  shares owned by the Maguire  Foundation;  129,000  shares owned by Walter L. Maguire,
         Sr.; 45,500 shares owned by Walter L. Maguire,  Trustee;  219,555 shares owned by Walter L. Maguire,  Jr.;
         and  warrants  issued to donees of Walter L.  Maguire,  Sr. to purchase  100,000  shares of common  stock.
         Excludes 1,003,409 shares owned by the 1934 Maguire Trust.

(3)      Includes  2,336,640  shares of common stock,  warrants to purchase  401,213  shares of common  stock,  and
         799,974  shares  issuable upon the  conversion of the principal  balance of  convertible  debentures  into common stock at $0.31 per share.  Excludes 75,000 shares owned by Mr.  Lawrence's  sister, as to which Mr.
         Lawrence disclaims beneficial ownership.

(4)      Includes  316,667 shares owned by Al Dugan;  183,333  shares owned by Lydia Dugan;  60,000 shares owned by
         Joel and Ellen Dugan;  1,331,440 shares,  in the aggregate,  owned by companies owned and controlled by Al
         Dugan;  warrants  issued to Mr.  Dugan to purchase  409,051  shares of common  stock;  and 322,581  shares issuable upon the  conversion  of the principal  balance of  convertible  debentures  into common stock at
         $0.31 per share.

(5)      The outstanding Series A and Series C preferred shares carry voting rights.

(6)      The debenture conversion price is the lower of $.31 per share or 75% of the average of the three lowest closing bid prices during the 20 trading days prior to the conversion date.  If the actual conversion price is less than $.31 per share, the debenture holder will be entitled to a greater number of common shares upon conversion.

(7)      Thomson Kernaghan and Co., Ltd. is the beneficial owner of 150,000 shares of Company's common stock.  In addition, by Agreement effective July 11, 2000, Thomson Kernaghan purchased, individually and as agent for other investors, $675,000 principal amount of convertible debentures, an agent's warrant to purchase
         961,358 shares of Company's common stock at $.39 per share and a purchaser's warrant to purchase 432,692 shares of Company's common stock at $.39 per share.  The debentures are convertible into common stock at the lower of $0.29125 per share or 75% of the average of the lowest closing bid prices during the 20 trading days preceding the conversion date.  Assuming conversion of the debentures at $0.29125 per share and exercise of the warrants, Thomson Kernaghan would be the record owner of 3,861,647 shares, or 15.7%, of the Company's outstanding common stock and common stock equivalents.

         However,  Thomson Kernaghan disclaims  beneficial  ownership of all of the shares issuable upon conversion of the  debentures  or  exercise of the  agent's  warrant or the  purchaser's  warrant.  Further,  Thomson
         Kernaghan  has  advised  the  Company  that it is not a member of a group,  as  defined  inss. 13(d) of the
         Securities and Exchange Act of 1934, which owns 5% or more of Company's common stock.

Item 12. Certain Relationships and Related Transactions

See transactions described in notes 4, 7, 9, 12, 14 and 17 to USAC's Financial Statements as of December 31, 2000.

Item 13. Exhibits and Reports on Form 8-K

Exhibit Number             Description
--------------             -----------
      Page
      ----

3.01                       Articles of Incorporation of USAC,
                           Filed as an exhibit to USAC's Form 10-KSB for the fiscal year ended December 31, 1999 (File No. 1-8675) are incorporated herein by this reference.

3.02*                      Amended and Restated Bylaws of USAC

3.03*                      Articles of correction of Restated Articles of Incorporation of USAC.

4.01                       Key Employees 2000 Stock Plan, filed as an exhibit to USAC's Form
                           S-8 Registration Statement filed on March 10, 2000 (File No. 333-32216)
                           Is incorporated herein by this reference.

10.0                       Material Contracts

                           Documents  filed with USAC's  Annual  Report on Form 10-KSB for the year ended  December
                           31, 1995 (File No. 1-8675), are incorporated herein by this reference:

10.10                      Yellow Jacket Venture Agreement                                July 7, 1990

10.11    Agreement Between Excel-Mineral
                           USAC and Bobby C. Hamilton                                     August 29, 1991

10.12                      Letter Agreement                                               September1, 1991

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
                           United States Antimony Corporation                             November 15, 1995

10.23                      Columbia-Continental Lease Agreement                           September 27, 1996

10.24                      Release of Judgment                                            February 28, 1996

10.25                      Covenant Not to Execute                                        July 30, 1990

Documents  filed with USAC's Annual Report on Form 10-KSB for the year ended  December 31, 1996 (File No.  1-8675), are incorporated herein by this reference:

Exhibit No.                Item                                                           Dated
-----------                --------------------------------------------------------------------

10.26                      Warrant Agreements                                             Various

Document  filed with USAC's  Quarterly  Report on Form 10-QSB for the quarter  ended  September  30, 1997 (File No.
001-08675) is incorporated herein by this reference:

Exhibit No.                Item                                                           Dated
-----------                --------------------------------------------------------------------

10.27                      Letter from EPA, Region 10                                     August 21, 1997

Documents  filed  with  USAC's  Annual  Report on Form  10-KSB  for the year  ended  December  31,  1997  (File No.
001-08675) are incorporated herein by this reference:

Exhibit No.                Item                                                           Dated
-----------                --------------------------------------------------------------------

10.28                      Warrant Agreements                                             Various

Document  filed with USAC's  Quarterly  Report on Forms 10-QSB for the quarter  ended  September 30, 1998 (File No.
001-08675) is incorporated herein by this reference:

Exhibit No.                Item                                                           Dated
-----------                --------------------------------------------------------------------

10.30    Answer, Counterclaim and Third-Party
                           Complaint                                                      October 13, 1998

Documents  filed  with  USAC's  Annual  Report on Form  10-KSB  for the year  ended  December  31,  1998  (File No.
001-08675), are incorporated herein by this reference:

Exhibit No.                Item                                                           Dated
-----------                --------------------------------------------------------------------

10.31                      Warrant Issue-Al Dugan                                         July 28, 1998

10.32                      Amendment Agreement                                            March 31, 1999

Documents  filed with  USAC's  Quarterly  Report on Form  10-QSB for the  quarter  ended  March 31,  1999 (File No.
001-08675) are incorporated herein by this reference:

Exhibit No.                Item                                                           Dated
-----------                --------------------------------------------------------------------

10.33                      Warrant Issue-John C. Lawrence                                 March 29, 1999

10.34                      PVS Termination Agreement                                      March 31, 1999

Documents  filed as an exhibit to USAC's Form 10-KSB for the year ended December 31, 1999 (File No.  001-08675) are incorporated herein by this reference:

Exhibit No.                Item                                                           Dated
-----------                --------------------------------------------------------------------

10.35                      Maguire Settlement Agreement                                   November 5, 1999

10.36                      Warrant Issue-Carols Tejada                                    August 30, 1999

10.37                      Warrant Issue-Al W. Dugan                                      January 25, 2000

Exhibit No.                Item                                                           Dated
-----------                --------------------------------------------------------------------

10.38    Memorandum of Understanding with
                           Geosearch Inc.                                                 October 4, 1999

10.39    Factoring Agreement-Systran
                           Financial Services Company                                     March 30, 1999

10.40                      Mortgage to John C. Lawrence                                   April 19, 1999

Document  filed  with  USAC's  Quarterly  Report on Form  10-QSB for the  quarter  ended  March 31,  2000 (File No.
001-08675) is incorporated herein by this reference:

Exhibit No.                Item                                                           Dated
-----------                --------------------------------------------------------------------

10.41                      Warrant Issue-Al W. Dugan                                      January 25, 2000

Documents  filed as an exhibit to USAC form 10-QSB for the quarter  ended June 30,  2000 (File No.  001-08675)  are incorporated herein by this reference:
Exhibit No.                Item                                                           Dated
-----------                --------------------------------------------------------------------

10.42    Agreement between United States
                           Antimony Corporation and Thomson
                           Kernaghan and Co., Ltd.                                          July 11, 2000

10.43    Settlement agreement and release of all
                           claims between the Estate of Bobby C.
                           Hamilton and United States Antimony
                           Corporation                                                    June 23, 2000

Exhibit No.                Description                                                    Page
-----------                -------------------------------------------------------------------

21.01*                     Subsidiaries of USAC                                           II

                                                                                          Dated
                           --------------------------------------------------------------------

44.1     CERCLA Letter from U.S. Forest Service
                           filed as an exhibit to USAC's Form 10-KSB
                           for the year ended December 31, 1995 (File
                           No. 1-8675) is incorporated herein by this reference.          February 11, 1994

* Exhibits 3.02, 3.03, and 21.01, are filed with this Form 10-KSB. All other exhibits are incorporated by reference to previous filings identified above.

Documents filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, and incorporated by reference to such:

There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

Exhibit 21.0

Subsidiaries of Registrant, as of December 31, 2000

Bear River Zeolite Company c/o Box 643 Thompson Falls, MT 59873 United States Antimony Corporation, Montana c/o Box 643 Thompson Falls, MT 59873

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
                                                 --------------------
                                       John C. Lawrence, President, Director
                                          and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   By:/s/ John C. Lawrence Date: March 30, 2001
                                      -----------------------------------------
                                     John C. Lawrence, Director and President
                                  (Principal Executive, Financial and Accounting
                                                     Officer)

                                     By:/s/ Leo Jackson Date: March 30, 2001
                                        -------------------------------------
                                               Leo Jackson, Director

                                    By:/s/ Robert A. Rice Date :March 30, 2001
                                       ----------------------------------------
                                             Robert A. Rice, Director

                                   By:/s/ Gary D. Babbitt Date :March 30, 2001
                                      -----------------------------------------
                                             Gary D. Babbitt, Director
18

Report of Independent Accountants

The Board of Directors and Stockholders of United States Antimony Corporation

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and its subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/Decoria, Maichel and Teague P.S. Spokane, Washington March 22, 2001 The accompanying notes are an integral part of these financial statements.
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2000 and 1999

                                                     2000 1999
                                                      ASSETS
Current assets:
   Restricted cash                                                                  $         8,518  $              227
   Inventories                                                                              221,457             276,599
   Accounts receivable, less allowance
   for doubtful accounts of $30,000 and $50,000                                             119,568              60,205
                                                                                    ---------------  ------------------
              Total current assets                                                          349,543             337,031

Investment in USAMSA                                                                        111,088             111,088
Properties, plants and equipment, net                                                       246,250             341,417
Restricted cash for reclamation bonds                                                       123,250             178,986
Deferred financing charges, net                                                              63,789
                                                                                    ---------------  ------------------
              Total assets                                                          $       893,920  $          968,522
                                                                                    ===============  ==================

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Checks issued and payable                                                        $       107,133  $           45,544
   Accounts payable                                                                         429,654             467,596
   Accrued payroll and property taxes                                                       241,588             263,667
   Accrued payroll and other                                                                 89,680             132,464
   Judgment payable                                                                          43,480              40,645
   Accrued interest payable                                                                  47,324              14,640
   Due to related parties                                                                    10,307               8,128
   Notes payable to bank, current                                                           150,625             160,395
   Note payable to Bobby C. Hamilton, current                                                                    87,596
   Accrued reclamation costs, current                                                        80,000             256,000
                                                                                    ---------------  ------------------
              Total current liabilities                                                   1,199,791           1,476,675

Debentures payable, net of discount                                                         997,449
Notes payable to bank, noncurrent                                                           205,377             165,570
Note payable to Bobby C. Hamilton, noncurrent                                                                 1,450,785
Accrued reclamations costs, noncurrent                                                      199,388              58,687
                                                                                    ---------------  ------------------
              Total liabilities                                                           2,602,005           3,151,717
                                                                                    ---------------  ------------------

Commitments and contingencies (Notes 1 and 18)

Stockholders' deficit:
   Preferred stock, $.01 par value, 10,000,000 shares authorized:
        Series A: 4,500 shares issued and outstanding
           (liquidation preference $110,250)                                                     45                  45
        Series B: 750,000 shares issued and outstanding
           (liquidation preference $802,500)                                                  7,500               7,500
        Series C: 177,904 and 205,996 shares issued and outstanding
           (liquidation preference $97,847)                                                   1,779               2,060
   Common stock, $.01 par value, 30,000,000 and 20,000,000 shares
      authorized; 18,375,564 and 16,900,252 shares issued and outstanding                   183,755             169,003
   Additional paid-in capital                                                            14,818,285          14,289,947
   Accumulated deficit                                                                  (16,719,449)        (16,651,750)
                                                                                    ---------------  ------------------
              Total stockholders' deficit                                                (1,708,085)         (2,183,195)
                                                                                    ---------------  ------------------
              Total liabilities and stockholders' deficit                           $       893,920  $          968,522
                                                                                    ===============  ==================
The accompanying notes are an integral part of these financial statements.
United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2000 and 1999

                                                                                               2000                      1999
Revenues:
   Sales of antimony products and other                                             $     5,016,661  $        4,710,278

   Cost of antimony production                                                            4,037,289           3,511,097
   Freight and delivery                                                                     506,482             323,003
                                                                                    ---------------  ------------------

Gross profit                                                                                472,890             876,178
                                                                                    ---------------  ------------------

Other operating expenses:
   Exploration and evaluations                                                                                   53,985
Reclamation-antimony                                                                         25,615              51,150
   Care, maintenance, and reclamation-Yellow Jacket                                         241,244             146,882
   General and administrative                                                               631,869             400,432
   Sales expenses                                                                           339,267             337,309
                                                                                    ---------------  ------------------
                                                                                          1,237,995             989,758
                                                                                    ---------------  ------------------
Other (income) expense:
   Gain from accrued reclamation costs adjustment                                                               (70,000)
   Gain from accounts payable adjustment                                                    (29,322)            (16,440)
   Interest expense                                                                         157,145             185,985
   Factoring expense                                                                        100,956             106,742
   Interest income and other                                                                 (8,459)            (12,190)
                                                                                    ---------------  ------------------
                                                                                            220,320             194,097
                                                                                    ---------------  ------------------

Loss before extraordinary item                                                             (985,425)           (307,677)
Extraordinary gain on conversion of debts to common
   stock                                                                            917,726          611,692
              -----------------------------------------------------------------------------        ---------

Net income (loss)                                                                   $       (67,699) $          304,015
                                                                                    ================ ===================

Basic net income (loss) per share of common stock
   Before extraordinary item                                                        $         (0.06) $            (0.02)
   Extraordinary item                                                                          0.05                0.04
                                                                                    ---------------  ------------------
   Net income (loss)                                                                $         (0.01) $             0.02
                                                                                    ================ ==================

Basic weighted average shares outstanding                                                17,772,693          14,597,917
                                                                                    ===============  ==================

Diluted net income (loss) per share of common stock
   Before extraordinary item                                                        $         (0.06) $            (0.02)
   Extraordinary item                                                                          0.05                0.04
                                                                                    ---------------  ------------------
   Net income (loss)                                                                $          0.01  $             0.02
                                                                                    ===============  ==================

Diluted weighted average shares outstanding                                              17,772,693          14,839,455
                                                                                    ===============  ==================
The accompanying notes are an integral part of these financial statements. F-4
United States Antimony Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
for the years ended December 31, 2000 and 1999
                                                   Preferred Stock
                                 Series A             Series B                   Series C                Common Stock
                                 --------------------------------------------------------                ------------
                                                                                                                               Additional Paid    Accumulated
                            Shares     Amount    Shares       Amount       Shares         Amount       Shares       Amount       In Capital         Deficit             Total
                            -------------------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998           4,500$     45750,000          $     7,500         2,560,762    $  25,608     13,425,925
$    134,259               $14,079,260     $     (16,955,765)       $     (2,709,093)

Issuance of common stock for
cash purchased by employees
4,800                          48      1,152                    1,200

Issuance of common stock in
exchange for services                                                                                   40,000          400           9,600                             10,000

Issuance of common stock for
conversion of debts                                                                                  1,036,761       10,368         195,555                            205,923

Issuance of common stock to
employees for compensation                                                                              20,000          200           2,400                              2,600

Issuance of  common stock to
directors for compensation                                                                              18,000          180           1,980                              2,160

Conversion of series C preferred
stock to common stock                                                     (2,354,766)     (23,548)   2,354,766       23,548

Net income                                                                                                                                          304,015            304,015
                           ------     ------     ------     ---------     ---------     ---------    ---------     --------     -----------    ------------      -------------
Balances December 31, 1999  4,500     $   45     750,000    $   7,500       205,996     $   2,060    16,900,252
$    169,003               $14,289,947     $     (16,651,750)       $     (2,183,195)

Issuance of common stock for cash
682,511                     6,825     223,175                 230,000

Exercise of stock warrants                                                                             100,000        1,000          24,000                             25,000

Issuance of common stock for services
300,000                     3,000     150,000                 153,000

Issuance of common stock as
settlement of debt                                                                                     250,000        2,500          78,125                             80,625

Conversion of series C preferred
stock to common stock                                                       (28,092)         (281)      28,092          281

Issuance of common stock to former
Series C preferred stockholders
35,542                        355      3,910                    4,265

Warrants issued for consulting services                                                                                                              10,000
10,000

Warrants issued in connection
with convertible debentures
29,628                                29,628

Common stock issued to directors
for compensation                                                                                        79,167          791           9,500                             10,291

Net loss                                                                                                                                            (67,699)           (67,699)
                           ------     ------     ------     ---------     ---------     ---------    ---------     --------     -----------    ------------      -------------
Balances, December 31, 2000           4,500$     45750,000          $     7,500         177,904 $    1,779
                                 ===========================        ===========    ============ ==========    =====
18,375,564                 $183,755   $14,818,285     $     (16,719,449)  $(1,708,085)
==========                 ========   ===========     ==================  ============

                    The accompanying notes are an integral part of these financial statements.
                                                        F-5
United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2000 and 1999

2000                 1999
Cash flows from operating activities:
   Net income (loss)                                                                $       (67,699) $          304,015
   Adjustments to reconcile net income (loss) to
      net cash provided by operations:
        Depreciation                                                                        133,666             130,714
        Amortization of deferred financing charges                                           18,711
        Write off of capitalized start-up costs                                                                   8,590
        Extraordinary gain on conversion of debts to common stock                          (917,726)           (611,692)
        Gain from accrued reclamation costs adjustment                                                          (70,000)
        Gain from accounts payable adjustment                                               (29,322)            (16,440)
        Provision for doubtful accounts                                                     (20,000)             50,000
        Issuance of common stock to directors as compensation                                10,291               2,160
        Issuance of common stock to employees as compensation                                                     2,600
        Issuance of common stock and warrants for services                                  163,000              10,000
        Issuance of common stock to former Series C holders                                   4,265
           Restricted cash                                                                   (8,291)                 (6)
           Accounts receivable                                                              (39,363)           (110,205)
           Inventories                                                                       55,142              88,799
           Restricted cash for reclamation bond                                              55,736
           Deferred financing charges                                                       (82,500)
           Accounts payable                                                                  (8,620)            228,863
           Accrued payroll and property taxes                                               (22,079)             95,185
           Accrued payroll and other                                                        (42,784)             35,752
           Judgments payable                                                                  2,835              11,780
           Accrued debenture interest payable                                                36,769              13,250
           Payable to related parties                                                         2,179               5,206
           Accrued reclamation costs                                                        (35,299)           (118,585)
                                                                                    ---------------  ------------------
              Net cash provided by operating activities                                    (791,089)             59,986

Cash flows from investing activities:
   Purchase of properties, plants and equipment                                             (38,499)            (76,417)
                                                                                    ---------------  ------------------
              Net cash used in investing activities                                         (38,499)            (76,417)
                                                                                    ---------------  ------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants                                      230,000
   Exercise of warrants                                                                      25,000
   Proceeds from bank term note payable                                                     250,000             259,484
   Payments on notes payable to bank                                                       (219,963)           (200,330)
   Change in checks issued and payable                                                       61,589              14,455
   Proceeds from issuance of convertible debentures                                       1,022,992
   Payments on note payable to Bobby C. Hamilton                                           (540,030)            (57,178)
                                                                                    ---------------  ------------------
              Net cash provided by financing activities                                     892,588              16,431
                                                                                    ---------------  ------------------
Net decrease in cash                                                                              0                   0
Cash, beginning of year                                                                           0                   0
                                                                                    ---------------  ------------------
Cash, end of year                                                                   $             0  $                0
                                                                                    ===============  ==================

                    The accompanying notes are an integral part of these financial statements.
                                                        F-6
United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows, Continued:
for the years ended December 31, 2000 and 1999

Supplemental disclosures:
   Cash paid during the year for interest                                           $       119,866  $          157,239
                                                                                    ===============  ==================

   Noncash financing activities:
      Discount on debentures payable for detachable warrants                                 29,682
      Judgment payable converted to common stock                                                                144,339
      Debentures payable converted to common stock                                                              335,000
      Accrued debenture interest payable converted to common stock                                              347,397
      Series C preferred stock converted to common stock                                        281              23,548
      Note payable to Bobby C. Hamilton converted to common stock                           958,321
United States Antimony Corporation and Subsidiaries

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

The principal of the Company has been the production and sale of antimony products. Up until the first quarter of 1999 the Company sold its products pursuant to a profit sharing agreement with affiliated chemical sales companies. On March 31, 1999, the company terminated the agreement and started selling its products independently.

In September of 2000, the Company finalized its purchase of a 50% interest in United States Antimony, Mexico S.A. de C.V. ("USAMSA") to mine, mill and produce antimony metal and other related products from certain states in Mexico. During 2000, the Company formed a 75% owned subsidiary, Bear River Zeolite Company, to mine and market zeolite and zeolite products from a mineral deposit in south-eastern Idaho.

The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2000, the Company had negative working capital of approximately $850,000, an accumulated deficit of approximately $16.7 million and a total stockholders' deficit of approximately $1.7 million. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

To improve the Company's financial condition, the following actions have been initiated or taken by management:

       o        In 2000 and 1999,  the  Company  devoted  substantial  efforts  to the  research  and  development  of new antimony  products  and  applications.  These  efforts have  resulted in advances in the  Company's preparation,  packaging,  and  quality of the  antimony  products it  delivers  to  customers.  The
                Company  believes that it will be able to stay  competitive  in the antimony  business and generate increasing profits because of these advances.

       o        In 2000 and 1999, the Company converted debts totaling $958,321 and $826,736,  respectively,  of principal and accrued interest into common stock of the Company.

       o        During 2000,  the Company  negotiated a financing  arrangement  with a Canadian  investment  banking firm, that provides  borrowings of up to $1.5 million in  convertible  debentures  and related  warrants.
                Pursuant to this arrangement, the Company borrowed $675,000 in 2000.

United States Antimony Corporation and SubsidiariesNotes
to Consolidated Financial Statements, Continued:

1. Background of Company and Basis of Presentation, Continued:
       o        In 2000, the Company generated  $255,000 through sales of 682,511 shares of its unregistered  common stock and warrants to existing  shareholders  and the exercise of 100,000 stock  purchase  warrants.  The
                Company plans to raise equity funding through  additional stock sales in 2001.  However,  there can be no assurance that the Company will be able to  successfully  raise  additional  capital  through the sale of its stock.

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

2. Concentration of Risk:

The Company purchases the majority of its raw antimony used in the production of finished antimony products from Chinese producers through metal brokers. If the supply of antimony from China is reduced, it is possible that the Company's antimony product operations could be adversely affected. During the years ended December 31, 2000 and 1999, 25% and 20%, respectively, of the Company's revenues were generated by antimony product sales to one customer. In addition, during 2000, 11% of the Company's revenues were generated by antimony product sales to a second individual customer.

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

3. Summary of Significant Accounting Policies:

Principles of Consolidation
The Company's consolidated financial statements also include the accounts of Bear River Zeolite Company, a 75% owned subsidiary. Intercompany balances and transactions are eliminated in consolidation. The Company accounts for its investment interest in its 50% owned foreign entity, USAMSA, by the equity method.

Restricted Cash
Restricted cash consists of cash held for investment in USAMSA, payment of delinquent payroll taxes and reclamation performance bonds.

United States Antimony Corporation and SubsidiariesNotes
to Consolidated Financial Statements, Continued:

3. Summary of Significant Accounting Policies, Continued:

Inventories
Inventories at December 31, 2000 and 1999, consisted of ownership of antimony metal, metal in process and finished goods that are stated at the lower of first-in, first-out cost or estimated net realizable value. Since the Company's inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories.

Deferred Financing Charges
Deferred financing charges related to convertible debenture sales are amortized on a straight-line basis over the term of the debentures.

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

Management's estimates of metal prices, operating capital requirements and reclamation costs are subject to risks and uncertainties of changes affecting the recoverability of the Company's investment in its properties, plants and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its properties, and necessitate asset impairment write-downs.

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

United States Antimony Corporation and SubsidiariesNotes
to Consolidated Financial Statements, Continued:

3. Summary of Significant Accounting Policies, Continued:

Reclamation and Remediation
All of the Company's mining operations are subject to reclamation and closure requirements. Minimum standards for mine reclamation have been established by various governmental agencies. Costs are estimated based primarily upon environmental and regulatory requirements and are accrued and charged to expense over the expected economic life of the operation using the units-of-production method. The liability for reclamation is classified as current or noncurrent based on the expected timing of expenditures.

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

Revenue Recognition Sales of antimony products are recorded upon shipment to the customer. Income (Loss) Per Common Share
The Company accounts for its income (loss) per common share according to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants to purchase the Company's common stock and common stock issuable upon the conversion of debentures are excluded from the calculations when their effect is antidilutive.

United States Antimony Corporation and SubsidiariesNotes
to Consolidated Financial Statements, Continued:

3. Summary of Significant Accounting Policies, Continued:

Stock-Based Compensation Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires companies to recognize stock-based expense based on the estimated fair value of employee stock options. Alternatively, SFAS No. 123 allows companies to retain the current approach set forth in APB Opinion 25, "Accounting for Stock Issued to Employees," provided that expanded footnote disclosure is presented. The Company has not adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, but provides the pro forma disclosure required when appropriate. Recent Accounting Pronouncements
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for the first fiscal quarter of fiscal years beginning after June 15, 2000. Adoption of this statement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001, retroactive to the beginning of the year. Adoption of SAB 101 will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, and has been adopted by the Company.

In April 1998, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organizational costs to be expensed as incurred. During 1999, the Company expensed $8,590 of organizational costs that had previously been capitalized relating to its investment in USAMSA. No cumulative effect of a change in accounting principle was recognized, however, due to the immateriality of the amount. If a cumulative effect had been recognized, accumulated deficit at December 31, 1998 would have been increased by $8,590.

United States Antimony Corporation and SubsidiariesNotes
to Consolidated Financial Statements, Continued:

4. Sales of Accounts Receivable:

The Company sells the majority of its accounts receivable to a financing company pursuant to the terms of a factoring agreement entered into on March 30, 1999. According to the terms of the agreement, the receivables are sold with full recourse and the Company assumes all risks of collectibility. Accordingly, the Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all trade receivables. The performance of all obligations and payments to the factoring company is personally guaranteed by John C. Lawrence, the Company's president and director. As consideration for Mr. Lawrence's guarantee, the Company granted a mortgaged security interest to Mr. Lawrence collateralized by the Company's real and personal property. In addition, Mr. Lawrence was granted 250,000 warrants to purchase common stock of the Company exercisable at $0.25 per share (see Note 14).

The factoring agreement requires that the Company pay 4% of the face amount of the receivables sold up to $1,200,000, and 2% of the face amount of receivables sold thereafter as a financing fee. Financing fees paid by the Company during the year ended December 31, 2000 and 1999 totaled $100,956 and $106,742, respectively. At December 31, 2000 and 1999, net accounts receivable of $4,867,093 and $3,909,774, respectively, had been sold under the agreement. Proceeds from the sales were used to fund inventory purchases and operating expenses. The agreement is for a term of one year with automatic renewal for additional one-year terms. The Company's sales of accounts receivable qualify as sales under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

5. Inventories:

The major components of the Company's inventories at December 31, 2000 and 1999, were as follows:
                                                                           2000                       1999

       Antimony Metal                                             $           32,187         $          58,365
       Antimony Oxide                                                        118,728                   206,316
       Sodium Antimonate                                                      70,542                    11,918
                                                                  ------------------         -----------------
                                                                  $          221,457         $         276,599
                                                                  ==================         =================
At December 31, 2000 and 1999, antimony metal consisted primarily of lots purchased from foreign suppliers; antimony oxide inventory consisted of finished product oxide held at the Company's plant or in outside warehouses throughout the United States; sodium antimonite inventory consisted of dry finished product and wet raw materials, the majority of which were stored at the Company's antimony plant near Thompson Falls, Montana.

United States Antimony Corporation and SubsidiariesNotes
to Consolidated Financial Statements, Continued:

6. Properties, Plants and Equipment:

The major components of the Company's properties, plants and equipment at December 31, 2000 and 1999 were as follows:

                                                                           2000                       1999

       Gold mill and equipment(1)                                 $           37,890         $          37,890
       Gold mining equipment (1)                                           1,265,392                 1,265,392
       Antimony mining buildings and equipment (2)                           168,746                   168,746
       Antimony mill and equipment(2)                                        518,190                   518,190
       Chemical processing and office buildings                              256,067                   255,447
       Chemical processing equipment                                         887,467                   852,811
       Other                                                                  80,178                    76,955
                                                                  ------------------         -----------------
                                                                           3,213,930                 3,175,431
Less accumulated depreciation                                              2,967,680                 2,834,014
                                                                  ------------------         -----------------
                                                                  $          246,250         $         341,417
                                                                  ==================         =================

       (1)  The Company has  removed the mill at Yankee Fork and most of the mining and milling  equipment  as part of the reclamation process. Substantially all of the remaining assets are fully depreciated.

       (2)At December 31, 2000 and 1999, substantially all of these assets are fully depreciated and the antimony milling buildings and equipment are idle.

7. Investment in USAMSA:

In September of 2000, the Company finalized its 50% investment is United States Antimony, Mexico S.A. de C.V. ("USAMSA").
The company translates the foreign currency financial statements of its Mexican subsidiary in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Unaudited condensed financial information for USAMSA during 2000 is as follows:

                                                                 December 31, 2000
                                       ASSETS
            Current assets                                        $           48,908
            Noncurrent assets                                                 78,973
                                                                  ------------------
               Total assets                                       $          127,881
                                                                  ==================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

            Current liabilities                                   $           69,359
            Stockholders' equity                                              58,522
                                                                  ------------------
               Total liabilities and stockholders' equity         $          127,881
                                                                  ==================
United States Antimony Corporation and Subsidiaries Notes to Consolidated Financial Statements, Continued: 7. Investment in USAMSA, Continued:
                                                                 For the year ended
                                                                 December 31, 2000
       Revenues:
            Income from antimony processing                       $           16,145
            Processing costs                                                 (42,995)
                                                                  -------------------

       Gross loss                                                            (26,850)
                                                                  -------------------

       Other income and (expense):
            Administrative and other costs                                    (1,051)
            Other income                                                       3,023
                                                                  ------------------

       Net loss                                                   $          (28,878)
                                                                  ===================

8. Judgment Payable:

At December 31, 2000 and 1999, the Company owed $43,480 and $40,645, respectively, to the Internal Revenue Service, in connection with a default judgment in a bankruptcy proceeding.

The default judgment was originally entered against the Company by the United States Bankruptcy Court in 1992 in favor of the bankruptcy estate of a former legal counsel of the Company. In 1998, the Trustee of the estate assigned the interest in the judgment to the Internal Revenue Service. The judgment accrues interest at the Federal Judgment Interest Rate, which has approximated 6-7%, and is due in monthly installments of $3,000. During 1999 and 2000, the Company made no payments on this judgment payable.

9. Due to Related Parties:

Amounts due to (from) related parties at December 31, 2000 and 1999 were as follows (see also Note 17):
                                                                          2000                       1999
       Entity owned by John C. Lawrence,
            president and director                                $             (503)        $             788
       John C. Lawrence, president and director                               10,810                     7,340
                                                                  ------------------         -----------------
                                                                  $           10,307         $           8,128
                                                                  ==================         =================
Transactions affecting the payable to Mr. Lawrence during 2000 and 1999 were as follows:
                                                                          2000                       1999
       Balance, beginning of year                                 $            7,340         $           2,485
       Equipment rental charges                                               29,709                    30,616
       Payments                                                              (26,239)                   (25,761)
                                                                   -----------------           ----------------
       Balance, end of year                                       $           10,810         $           7,340
                                                                  ==================         =================

United States Antimony Corporation and SubsidiariesNotes
to Consolidated Financial Statements, Continued:

10. Notes Payable to Bank:

Notes payable to First State Bank of Thompson Falls, Montana ("First State Bank") at December 31, 2000 were as follows:

       Ten-year term note bearing interest at 10.5%; dated May 5, 2000 payable in monthly installments of $3,384; collateralized by certain equipment and patented and unpatented mining claims in Sanders County, Montana;
            personally guaranteed by John C. Lawrence (president and director).    $         223,385

       Note payable under a $95,000 revolving line-of-credit agreement; dated
            December 18, 2000; bearing interest at 11.5%; collateralized by certain equipment and patented and unpatented mining claims in Sanders County,
            Montana; principal and accrued interest due at maturity on December 15,
            2001; personally guaranteed by John C. Lawrence.                                            88,257

       Note payable under a $60,000 revolving line-of-credit dated December 26,
            2000; bearing interest at 11.5%; collateralized by certain equipment and patented and unpatented mining claims in Sanders County, Montana;
            principal and accrued interest due at maturity on March 26, 2001; personally
            guaranteed by John C. Lawrence.                                                             36,305

       Note payable under a $50,000 revolving line-of-credit dated April 2, 2000;
            bearing interest at 10.5%; collateralized by certain equipment and patented and unpatented mining claims in Sanders County, Montana; principal and accrued interest due at maturity on April 2, 2001; personally guaranteed by
            John C. Lawrence.                                                                            8,055
                                                                                             -----------------

       Total                                                                                           356,002
       Less current portion                                                                           (150,625)
                                                                                             -----------------
       Noncurrent portion                                                                    $         205,377
                                                                                             =================

At December 31, 2000, principal payments on the notes payable to bank are due as follows:

                                           Year Ending
                                          December 31,
                                          ------------

                                            2001                  $          150,625
                                            2002                              19,993
                                            2003                              22,197
                                            2004                              24,642
                                            2005                              27,358
                                            Thereafter                       111,187
                                                                  ------------------
                                                                  $          356,002
                                                                  ==================

United States Antimony Corporation and SubsidiariesNotes
to Consolidated Financial Statements, Continued:

11. Note Payable to Bobby C. Hamilton:
At December 31, 1999, the Company owed Bobby C. Hamilton ("Hamilton"), an unsecured note payable of $1,538,381, arising from the settlement of litigation brought against Hamilton by the Company in 1995. The terms for repayment of the note included the payment of principal and interest (at 7.5% per annum) equal to 4% of the gross sales of the Company's operations, with a minimum total annual payment of principal and interest of $200,000. During 1999, Mr. Hamilton died and the note went into his personal estate (the "Estate"). In an effort to improve the Company's financial condition, the Company's management began negotiations during the second quarter of 2000 to extinguish and settle the debt owed the Estate. As a result of management's negotiations, the Company entered into a Settlement and Release of All Claims Agreement (the "Settlement Agreement") with the Estate on June 23, 2000. The Settlement Agreement extinguished the note payable to the Estate in exchange for a cash payment of $500,000 and the issuance of 250,000 shares of the Company's unregistered common stock. The cash payment was financed by the issuance of $600,000 of convertible debentures (see Note 12) pursuant to a financing agreement with Thomson Kernaghan and Co., Ltd., a Canadian investment banker. The Settlement Agreement mutually released both parties from any and all obligations between them, and included the Company's indemnification of the Estate against any liabilities and claims that may result from environmental remediation responsibilities on the Company's Idaho gold properties.

12. Debentures Payable

Thomson Kernaghan and Co., Ltd.
In connection with the Settlement Agreement between the Company and the Estate of Bobby C. Hamilton (see Note 11), the Company entered into a financing agreement (the "Financing Agreement") with Thomson Kernaghan and Co., Ltd. ("TK") on July 11, 2000. The financing agreement provided, among other things, for the sale of up to $1,500,000 of the Company's convertible debentures. In July of 2000, the Company sold an initial tranche of $600,000 of convertible debentures and in August sold a second tranche of $75,000 pursuant to the agreement with TK. In connection with the debenture sales and terms of the Financing Agreement, the Company issued stock purchase warrants totaling 961,538 to the debenture purchasers' agent (TK) and 432,692 stock purchase warrants to the debenture purchasers. The exercise price of the agent and purchaser warrants is the closing bid price as reported by Bloomburg L.P. on the trading day immediately preceding the July 11, 2000 (The effective date of the Financing Agreement), or $0.39 per share. The warrants expire in July and August of 2005.

The Financing Agreement also contained a registration rights agreement in which Company agreed to register the debenture purchasers' resale of the shares of common stock issued upon conversion of the debentures and upon exercise of the related purchasers and agents warrants. For the $675,000 of debentures issued as of December 31, 2000, the registration rights agreement requires that the Company register 150% of the conversion shares and 100% of the underlying agent and purchaser warrant shares. The registration rights agreement also provides for liquidated damages to be due if the Company fails to have an effective registration statement filed by the registration deadline (see Note 18).

The debentures are convertible into common stock at $0.29125 per share or 75% of the average of the three lowest closing bid prices per share of the Company's common stock as reported by Bloomburg L.P. in the 20 trading days immediately preceding the conversion date, whichever is lower. The converting debenture holder may not, however, own more than 9.9% of the then outstanding common stock of the Company after the conversion.

United States Antimony Corporation and SubsidiariesNotes
to Consolidated Financial Statements, Continued:

12. Debentures Payable, Continued:

The debentures are payable in full at their maturity date on June 30, 2002, with interest payable at 10% per annum and due annually.

The debentures are transferable, subject to the rules and regulation of the Securities Act of 1933, and exchangeable for an equal amount of aggregate principal in different denominations. The debenture agreement requires that so long as any of the principal of or interest on the debentures remain unpaid or unconverted, the Company shall not (i) merge or consolidate with any other entity; (ii) sell or otherwise dispose of a material portion of its assets (other than in the ordinary course of business); (iii) pay any dividend on its shares (including any dividend payable in common stock or other property); (iv) subdivide, split or otherwise increase the number of shares of common stock; or (v) issue any common stock or other equity securities, or any other stock, option, warrant, right or other instrument that is convertible into or exercisable or exchangeable for common stock or other equity securities, except for (a) securities of a subsidiary that are issued to the Company; and (b) securities sold and options granted to directors, officers and employees of the Company pursuant to bona fide employee benefit plans; provided, however, that the Company may issue such securities enumerated in (v) above, with the prior written consent of the holders, which consent the holder agrees not to unreasonably withhold.

Related Parties
During the fourth quarter of 2000, the Company sold $100,000 of convertible debentures to Al Dugan, a significant shareholder, and $247,992 of convertible debentures to John C. Lawrence, the Company's president and a director. The debentures mature three years from the date of issuance and accrue interest at 10%, payable upon each issuance anniversary date. The debentures are convertible into common stock at $0.31 per share or 75% of the average of the three lowest closing bid prices per share of the Company's common stock as reported by Bloomburg L.P. in the 20 trading days immediately preceding the conversion date, whichever is lower.

The debentures are transferable, exchangeable for an equal amount of aggregate principal in different denominations, and subject to the same covenants regarding mergers, dispositions, dividend payments, and stock sales as the convertible debentures sold pursuant to the financing agreement with Thomas Kernaghan and Co., Ltd. (above).

In connection with the issuance, Mr. Dugan and Mr. Lawrence, were issued 60,974 and 151,213, respectively, stock purchase warrants. The warrants expire five years from their date of issue and are exercisable for shares of the Company's unregistered common stock at $0.41 per share.

The Company accounted for the detachable warrants issued in connection with the debentures in accordance with Accounting Principles Board Opinion No. 14, and calculated the fair value attributable to the detachable warrants based upon the present value of the interest costs of the debentures as compared to interest costs of the Company's alternative financing sources. The resulting value was recorded as a discount against the carrying value of the debentures, and amortized by the straight-line method as interest expense over the terms of the debentures. During the year ended December 31, 2000, $4,085 of the debentures payable discount was amortized to interest expense.

United States Antimony Corporation and SubsidiariesNotes
to Consolidated Financial Statements, Continued:

12. Debentures Payable, Continued:

At December 31, 2000, debentures payable are as follows:
                                         Amount                     Maturing
                                         ------                     --------

                                    $     600,000                 June, 2002
                                           75,000                 August, 2002
                                           50,000                 November, 2003
                                          297,992                 December, 2003
                                    -------------
                                        1,022,992
                                          (25,543)                Less amortized discount
                                    -------------
                                    $     997,449
                                    =============

13. 2000 Stock Plan

In January of 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan"). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants of the Company to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000. In connection with the Plan, the Company filed a Form S-8 registration statement with the Securities and Exchange Commission in March of 2000, registering the Plan's shares pursuant to Rule 416-c of the Securities Act of 1933. At December 31, 2000, 300,000 shares of the Company's common stock had been issued under the Plan (see Notes 14 and 18).

14. Stockholders' Deficit:

Increase in Authorized Capital
On August 28, 2000, the Company's board of directors resolved to seek shareholder approval of an amendment of the Company's Articles of Incorporation to increase the aggregate number of shares of common stock the Company shall have the authority to issue from 20,000,000 to 30,000,000. The increase in authorized shares was approved by the Company's shareholders at the annual meeting of the shareholders on October 31, 2000.

Stock Warrants
The Company's Board of Directors has the authority to issue incentive stock warrants for the purchase of common stock to directors and employees of the Company. The Company has also issued warrants in exchange for services rendered the Company, personal guarantees of financial obligations and the issuance of debentures.

United States Antimony Corporation and SubsidiariesNotes
to Consolidated Financial Statements, Continued:

14. Stockholders' Deficit, Continued:

Transactions in stock warrants are as follows:
                                                                   Number of                 Exercise     Expiration
                                                                    Warrants                   Prices         Date
                                                                    --------                   ------         ----
            Balance, December 31, 1998                              1,094,356             $    0.25-0.80

            Warrants issued to John C.
            Lawrence, president and director,
            in connection with his personal guarantee
            of a financing arrangement                                250,000              $        0.25        (A)
            Warrants issued to a stockholder and
            consultant as compensation for services                   100,000             $         0.55        (B)

            Warrants expired                                         (225,000)            $    0.50-0.70
                                                                 ------------

            Balance, December 31, 1999                              1,219,356             $    0.25-0.80
                                                                 ------------

            Warrants issued as compensation
            for consulting services                                   300,000              $        0.25        (C)

            Warrants exercised                                       (100,000)             $        0.25

            Warrants issued in connection
            with issuance of debentures                             1,606,417              $   0.39-0.41        (D)

            Warrants issued in connection
            with stock sale                                            48,077              $        0.39        (E)

            Warrants expired                                         (669,356)             $   0.70-0.80
                                                                 ------------

            Balance December 31, 2000                               2,404,494
                                                                 ============

(A)    Warrants are  exercisable  for as long as Mr.  Lawrence  personally  guarantees  certain  company  financing arrangements.
(B)    Warrants are exercisable on or before August of 2002.
(C)    Warrants are exercisable on or before January of 2003.
(D)    1,394,230  warrants are exercisable on or before  July-August of 2005;  212,187  warrants are exercisable on or before November-December of 2005.
(E)    Warrants are exercisable on or before August of 2005.

United States Antimony Corporation and SubsidiariesNotes
to Consolidated Financial Statements, Continued:

14. Stockholders' Deficit, Continued:

Issuance of Common Stock to Employees
During 1999, the Company issued 20,000 shares of its unregistered common stock to employees in recognition of their service to the Company. In connection with the issue the Company recognized compensation expense of $2,600 based upon the fair value of the unregistered shares issued.

Issuance of Common Stock in Connection with Conversion of Debts
In June of 2000, the Company issued 250,000 shares of its unregistered common stock to the Estate of Bobby C. Hamilton (see Note 11) in exchange for the settlement and extinguishment of the balance of a note payable due the Estate after the Company's payment of $500,000. In connection with the extinguishment of the remaining balance due of $958,321, the Company recorded an extraordinary gain of $917,726 based on the value of the restricted shares issued at the time.

In November 1999, the Company entered into a Settlement Agreement and Release of all Claims ("the Agreement") with Ronald Michael Meneo, Trustee of the Walter L. Maguire 1935-1 Trust ("the Trust") and Walter L. Maguire Sr., beneficiary of the Trust and stockholder and former director of the Company. The Agreement settled litigations brought by the Trust against the Company for default on certain debentures of the Company held by the Trust and the resulting counterclaim against the Trust and Mr. Maguire by the Company. The Agreement called for the issuance of 790,909 shares of the Company's unregistered common stock to the Trust in exchange for the extinguishment of all indebtedness claimed owing to the Trust or Mr. Maguire. In connection with the issuance, the Company extinguished $335,000 of debenture principal and $347,397 of related accrued interest thereon. The Company recorded an extraordinary gain of $534,101 on the extinguishment based upon the value of the restricted shares issued at the time.

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

Issuance of Common Stock for Cash
During 2000, the Company sold an aggregate of 582,511 shares of its unregistered common stock and warrants to purchase 48,077 shares of common stock exercisable at $0.39 per share to Al Dugan and entities affiliated with him, for cash in the amount of $175,000. Of the shares issued to Mr. Dugan, 100,000 were issued pursuant to the exercise of stock purchase warrants previously granted him. Mr. Dugan is a significant shareholder of the Company.

In addition, during 2000, the Company sold 200,000 shares of its unregistered common stock to an existing shareholder for cash in the amount of $80,000.

United States Antimony Corporation and SubsidiariesNotes
to Consolidated Financial Statements, Continued:

14. Stockholders' Deficit, Continued:

Issuance of Common Stock in Exchange for Services
In March 2000, the Company issued an aggregate of 300,000 shares of its common stock pursuant to its 2000 Stock Plan (see Notes 13 and 18) to two companies in exchange for financial consulting services provided the Company. In connection with the issue, the Company recorded $153,000 of compensation expense based on the Company's estimate of the value of the stock issued and the services received.

During 1999, the Company issued 40,000 shares of its unregistered common stock and 100,000 warrants to purchase shares of common stock at $0.55 per share, exercisable until August 2002, to a consultant in exchange for professional services rendered to the Company. The shares and related warrants were recorded based on the value of services rendered.

Issuance of Common Stock Pursuant to Antidilution Provisions
During 2000, the Company issued 35,542 shares of its restricted common stock to the former holders of Series C preferred stock pursuant to the antidilution provisions of the Series C preferred shares. In connection with the issue, the Company recorded an expense of $4,265 based upon management's estimate of the fair value of the Company's restricted common stock shares when the Series C holders converted to common stock in 1999. The Company made no adjustments to its 1999 net loss or accumulated deficit as previously stated, based on the immateriality of the transaction.

Preferred Stock
The Company's Articles of Incorporation authorize 10,000,000 shares of $.01 par value preferred stock. Subject to amounts of outstanding preferred stock, additional shares of preferred stock can be issued with such rights and preferences, including voting rights, as the Board of Directors shall determine.

During 1986, Series A preferred stock, consisting of 4,500 shares, was established by the Board of Directors. These shares are nonconvertible, nonredeemable and are entitled to a $1.00 per share per year cumulative dividend. Series A preferred stockholders have voting rights for directors only and a total liquidation preference equal to $45,000 plus dividends in arrears. At December 31, 2000, 4,500 shares of Series A preferred stock were outstanding; and cumulative dividends in arrears amounted to $65,250, or $14.50 per share.

During 1993, Series B preferred stock consisting of 1,666,667 shares, was established by the Board of Directors and 1,666,667 shares were issued in connection with the final settlement of litigation. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock, has no voting rights (absent default in payment of declared dividends) and is entitled to cumulative dividends of $.01 per share per year payable if and when declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B restricted preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. In 1995, 916,667 shares of Series B preferred stock were surrendered to the Company and cancelled in connection with the settlement of litigation against Bobby C. Hamilton. At December 31, 2000, cumulative dividends in arrears on the 750,000 outstanding Series B shares were $52,500, or $0.07 per share.

United States Antimony Corporation and SubsidiariesNotes
to Consolidated Financial Statements, Continued:

14. Stockholders' Deficit, Continued:

Preferred Stock, Continued:
During 1997, the Company issued 2,560,762 shares of Series C preferred stock in connection with the conversion of certain debts owed by the Company. The rights, preferences, privileges and limitations of the Series C preferred shares issued upon conversion of debt are set forth below:

Designation. The class of Convertible Preferred Stock, Series C, $0.01 par value per share, consists of up to 3.8 million shares of the Company.
Optional Conversion. A holder of Series C preferred shares had the right to convert the Series C shares, at the option of the holder, at any time within 18 months following issuance, into shares of common stock at the ratio of 1:1, subject to adjustment as provided below. During 1999, holders of 2,354,766 shares of Series C stock converted their shares into common stock of the Company.

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

Registration Rights. Twenty percent (20%) of the underlying common stock issued upon conversion of the Series C preferred shares shall be entitled to "piggyback" registration rights when, and if, the Company files a registration statement for its securities or the securities of any other stockholder. These shares are included in a registration statement currently being filed with the Securities and Exchange Commission.

Redemption. The Series C preferred shares are not redeemable by the Company.
Antidilution Provisions. The conversion price of the Series C shares was subject to adjustment to prevent dilution in the event that the Company issued additional shares at a purchase price less than the applicable conversion price (other than shares issued to employees, consultants and directors pursuant to plans and arrangements approved by the Board of Directors, and securities issued to lending or leasing institutions approved by the Board of Directors). Accordingly, the conversion price was adjusted according to a weighted-average formula, resulting in the issuance (in 2000) of an additional 35,542 shares of common stock to Series C holders who exercised their conversion rights in 1999. The initial conversion price for the Series C shares was $0.55 and was subsequently adjusted to $0.54 per share based on the antidilution formula.

Protective Provisions. The consent of a majority interest of the holders of Series C preferred shares shall be required for any action which (i) alters or changes the rights, preferences or privileges of the Series C shares materially and adversely; or (ii) creates any new class of shares having preference over or being on a parity with the Series C shares.

United States Antimony Corporation and SubsidiariesNotes
to Consolidated Financial Statements, Continued:

14. Stockholders' Deficit, Continued:

Preferred Stock, Continued:
During 2000, the Company converted 28,092 of shares of Series C preferred stock into an equal number of common shares for a Series C preferred stockholder that had timely noticed the Company of its desire to convert its Series C shares during 1999. At December 31, 2000, 177,904 shares of Series C preferred stock remained outstanding and unconverted.

15. Income Taxes:

At December 31, 2000 and 1999, the Company had net deferred tax assets of approximately $1,900,000 and $2,700,000, respectively. The deferred tax assets principally arise from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the net deferred tax assets at both December 31, 2000 and 1999 has been established.

At December 31, 2000, the Company had regular tax net operating loss carryforwards of approximately $5,300,000, which expire in the years 2001 through 2020, with the majority of the carryforwards expiring in 2001 through 2003. At December 31, 2000, the Company had net operating loss carryforwards for alternative minimum tax purposes of approximately $4,900,000.

16. Loss Per Common Share:

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the year ended December 31, 1999:

                                                                                                          Per Share
                                                                   Loss                         Shares    Amounts
                                                                                                          -------

            Basic EPS:
            Net loss before extraordinary item                 $     (307,677)                14,597,917    $(0.02)
            Common stock warrants (1)
            Series C preferred stock (2)                                                         241,528        Nil
                                                               --------------              -------------    -------
            Diluted EPS:
            Net loss before extraordinary item                 $     (307,677)                14,839,455    $(0.02)
                                                               ==============-                ==========    ======
(1) Common stock warrants totaling 1,219,356 outstanding during 1999 were not included in the computation of diluted EPS at December 31, 1999, because the various exercise prices of the warrants were greater than the average market price of the Company's common stock. (2) Series C preferred stock was convertible into common stock of the Company on a share-for-share basis. The effect on the computation of diluted weighted average shares outstanding is based upon the potential conversion of the shares into common stock for the period of time the preferred shares were outstanding and the effect of Series C preferred stock antidilution provisions. United States Antimony Corporation and Subsidiaries Notes to Consolidated Financial Statements, Continued: 17. Related-Party Transactions: In addition to transactions described in Notes 4, 7, 9, 10, 12, and 14 during 2000 and 1999, the Company had the following transactions with related parties:
           o        During 2000 and 1999,  the Company  issued  79,167 and 18,000,  respectively,  shares of its  unregistered common  stock to  members  of the  Board of  Directors  for  their  duties  as  directors.  The issuances have been recorded in the  consolidated  financial  statements as if they were issued in the year  they  were  earned.  The  stock  awards  were  recorded  as  compensation  expense
                    (director's fees) based upon the estimated value of the stock at the date of issuance.

           o        In February  1999, the Board of Directors  nominated Leo Jackson to serve as a director.  Mr. Jackson is a stockholder of the Company and owns 31.4% of Production  Minerals  Inc.,  which has an indirect interest of 25% in the stock of USAMSA (see Note 7).

18. Commitments and Contingencies:

Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. The Company has been reclaiming the property; and, as of December 31, 2000, the cyanide solution cleanup was complete, the mill removed, and a majority of the cyanide leach residue disposed of. In 1996, the Idaho Department of Environmental Quality requested that the Company sign a consent decree related to completing the reclamation and remediation at the Preachers Cove mill, which the Company signed in December 1996. The Company also has environmental remediation obligations at its antimony production facility near Thompson Falls, Montana and its former gold mining property (Yellow Jacket) in Lemhi County, Idaho.

The Company's management believes that USAC is currently in substantial compliance with environmental regulatory agencies and that its accrued environmental reclamation costs are representative of management's estimate of costs required to fulfill its reclamation obligations. The Company recognizes, however, that in some cases future environmental expenditures cannot be reliably determined due to the uncertainty of specific remediation methods, conflicts between regulating agencies relating to remediation methods and environmental law interpretations, and changes in environmental laws and regulations. Such costs are accrued at the time the expenditure becomes probable and the costs can reasonably be estimated.

United States Antimony Corporation and SubsidiariesNotes
to Consolidated Financial Statements, Continued:

18. Commitments and Contingencies, Continued:

During the first quarter of 2000, the Company issued 150,000 shares of its common stock to Thomson Kernaghan and Co., Ltd., and 150,000 shares of its common stock to Blue Water Partners, Inc. as compensation for fiscal advisory and consulting services to be provided the Company. The shares were issued pursuant to the Company's 2000 Stock Plan (see Note 13), and were believed by the Company to be registered under a Form S-8 registration statement filed in connection with the 2000 Stock Plan. The stock certificates issued to the two companies therefore did not bear a restrictive legend. Subsequent to the issuance of the shares, management was informed by its legal counsel that Form S-8 cannot be used to register stock issued to consultants whose services involve promotion of the Company's stock. In response to this information, management immediately contacted both companies and requested that the unlegended shares of common stock be returned to the Company in exchange for a certificate bearing a restrictive legend. In March of 2001, Thomson Kernaghan and Co., Ltd. returned 150,000 shares to the Company in exchange for 150,000 restricted shares. No response has been received from Blue Water Partners, Inc. As a result of the issuance, the Company may be subject to civil liabilities, including fines and other penalties imposed by federal and state securities agencies. At December 31, 2000, the Company had not recorded any liability associated with the issuance of these shares, as management believes the likelihood of a claim and the ultimate outcome if a claim is asserted cannot be ascertained at this time.

In July of 2000, the Company entered into a financing agreement with Thomson Kernaghan and Co., Ltd. (see Note 12). The financing agreement provided, among other things, for the sale of up to $1,500,000 of the Company's convertible debentures. The Financing Agreement also contained a registration rights agreement in which Company agreed to register the debenture purchasers' resale of the shares of common stock issued upon conversion of the debentures and upon exercise of the related purchasers and agents warrants. The registration rights agreement also provides for liquidated damages to be due if the Company fails to have an effective registration statement filed by the registration deadline. The liquidated damages are calculated as two percent (2%) per month of the aggregate value of the principal amount of the debentures outstanding combined with the aggregate exercise prices of the outstanding purchasers' and agent's warrants issued in connection with the convertible debentures, accrued on a daily basis subsequent to the registration deadline. At December 31, 2000, the Company did not have a registration statement yet effective, and the registration deadline had past. If the liquidated damages provision of the registration rights agreement is enforced or is enforceable, such damages would be approximately $38,000 as of December 31, 2000. However, the Company's management and its legal counsel believe that the Company is not responsible for any delay in effectiveness of its registration statement and that assertion of a claim for liquidated dames under the registration rights agreement is not probable. Accordingly, the Company's financial statements do not include any accrual for this contingency.

19. Fair Value of Financial Instruments:

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

The carrying amounts for cash, restricted cash, accounts receivable, accounts payable and accrued expenses are a reasonable estimate of their fair values. The fair value of amounts due to related parties approximate their carrying values of $10,307 and $8,128, respectively, at December 31, 2000 and December 31, 1999, based upon the contractual cash flow requirements.

Judgments payable of $43,480 and $40,645, at December 31, 2000 and 1999, respectively, approximate their carrying value based upon the judgment's repayment requirements. The fair value of the Company's convertible debentures and accrued interest of $997,449 and $47,324, respectively, at December 31, 2000, approximate their carrying value based on management's estimate the fair values of comparable debt instruments.