Form 10QSB
period 2001-03-31
UNITED STATES ANTIMONY CORP
filed 2001-05-14
CIK 101538

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB




(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

		For the transition period ____  to_____



                        Commission file number 33-00215

                      UNITED STATES ANTIMONY CORPORATION

                (Name of small business issuer in its charter)


                          MONTANA                              81-0305822

     (State or other jurisdiction of incorporation or       (I.R.S. Employer
                       organization)                       Identification No.)

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

YES X  No



At May 9, 2001, the registrant had outstanding 18,647,064 shares of par value $.01 common stock.

                    PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)
                                                         MARCH 31,  DECEMBER 31,
                                                           2001        2000
                                    ASSETS
Current assets:
  Restricted cash                                       $   8,990  $   8,518
  Inventories                                             171,378    221,457
  Accounts receivable, less allowance
  for doubtful accounts of $30,000                         65,636    119,568
                                                        ---------  ---------
        Total current assets                              246,004    349,543
                                                        ---------  ---------

Investment in USAMSA                                      111,088    111,088
Properties, plants and equipment, net                     261,060    246,250
Restricted cash for reclamation bonds                     123,250    123,250
Deferred financing charges, net                            53,476     63,789
                                                        ---------  ---------
        Total assets                                    $ 794,878  $ 893,920
                                                        =========  =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Checks issued and payable                             $  83,332  $ 107,133
  Accounts payable                                        460,722    429,654
  Accrued payroll and property taxes                      174,905    241,588
  Accrued payroll and other                               158,713     89,680
  Judgment payable                                         44,241     43,480
  Accrued interest payable                                 72,899     47,324
  Due to related parties                                   54,523     10,307
  Notes payable to bank, current                          200,724    150,625
  Accrued reclamation costs, current                       80,000     80,000
                                                        ---------  ---------
        Total current liabilities                       1,330,059  1,199,791

Debentures payable, net of discount                     1,000,610    997,449
Notes payable to bank, noncurrent                         196,212    205,377
Accrued reclamation costs, noncurrent                    199,388    199,388
                                                        ---------  ---------
        Total liabilities                               2,726,269  2,602,005
                                                        ---------  ---------

Commitments and contingencies

Stockholders' deficit:
 Preferred stock, $.01 par value, 10,000,000 shares authorized:
  Series A: 4,500 shares issued and outstanding                45          45
  Series B: 750,000 shares issued and outstanding           7,500       7,500
  Series C: 177,904 shares issued and outstanding           1,779       1,779
 Common stock, $.01 par value, 30,000,000 shares
  authorized; 18,585,564 and 18,375,564 shares
  issued and outstanding                                  185,855     183,755
  Additional paid-in capital                           14,858,185  14,818,285
  Accumulated deficit                                 (16,984,755)(16,719,449)
                                                      -----------  ----------
        Total stockholders' deficit                    (1,931,391) (1,708,085)
                                                      -----------  ----------
        Total liabilities and stockholders' deficit     $ 794,878   $ 893,920
                                                      ===========  ==========


United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)


                                                For the three months ended
                                                   March 31,     March 31,
                                                     2001         2000
Revenues:

Sales of antimony products and other              $ 961,131    $ 1,173,050

  Cost of antimony production                       802,368        841,791
  Freight and delivery                              103,614        107,978
                                                  ---------    -----------

Gross profit                                         55,149        223,281
                                                  ---------    -----------

Other operating expenses:
  Bear River Zeolite                                 46,243
  Care, maintenance, and reclamation-Yellow Jacket      360         27,801
  General and administrative                        173,687        252,844
  Sales expenses                                     38,496        110,065
                                                  ---------    -----------
                                                    258,786        390,710
                                                  ---------    -----------
Other (income) expense:
  Interest expense                                   39,886         41,110
  Factoring expense                                  23,264         24,461
  Interest income and other                          (1,481)        (2,140)
                                                  ---------    -----------
                                                     61,669         63,431
                                                  ---------    -----------

Net loss                                          $ 265,306      $ 230,860
                                                  =========    ===========

Basic net loss per share of common stock          $    0.01      $    0.01
                                                  =========    ===========

Basic weighted average shares outstanding        18,467,762     17,046,131
                                                 ==========    ===========




United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                             For the three months ended
                                                 March 31,  March 31,
                                                   2001       2000

Cash flows from operating activities:
  Net loss                                     $ (265,306)  $ (230,860)
  Adjustments to reconcile net loss to
   net cash used by operations:
     Depreciation                                  24,000       33,000
     Amortization of deferred financing charges    10,313
     Amortization of debenture discount             3,161
     Provision for doubtful accounts                           (20,000)
     Issuance of common stock for consulting services          153,000
  Change In:
      Restricted cash                                (472)          (1)
      Accounts receivable                          53,932      (21,062)
      Inventories                                  50,079      (13,107)
      Restricted cash for reclamation bond                       7,170
      Accounts payable                             31,068       (4,348)
      Accrued payroll and property taxes          (66,683)     (43,797)
      Accrued payroll and other                    69,033        2,641
      Judgments payable                               761          712
      Accrued debenture interest payable           25,575
      Payable to related parties                   (5,784)      (8,349)
      Accrued reclamation costs                                (19,268)
                                                ---------    ---------
        Net cash used by operating activities     (70,323)    (164,269)
                                                ---------    ---------

Cash flows from investing activities:
  Purchase of properties, plants and equipment    (38,810)     (16,319)
                                                ---------    ---------
        Net cash used in investing activities     (38,810)     (16,319)
                                                ---------    ---------

Cash flows from financing activities:
 Proceeds from issuance of common stock
 and warrants                                      42,000      140,000
 Proceeds from related party advances              50,000
 Proceeds from note payable to bank, net           40,934        5,113
 Change in checks issued and payable              (23,801)      52,254
 Payments on note payable to Bobby C. Hamilton                 (16,779)
                                                ---------    ---------
      Net cash provided by financing activities   109,133      180,588
                                                ---------    ---------
Net change in cash                                      0            0
Cash, beginning of period                               0            0
                                                ---------    ---------
Cash, end of period                            $        0    $       0
                                                =========    =========

Supplemental disclosures:
  Cash paid during the period for interest     $   12,495    $  39,297
                                                =========    =========


  UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

  1. BASIS OF PRESENTATION:

  The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. Certain consolidated financial statement amounts for the three-month period ended March 31, 2000 have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

  For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

  2. LOSS PER COMMON SHARE

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

  UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

  (UNAUDITED)

   3. COMMITMENTS AND CONTINGENCIES, CONTINUED:

  During 2000, the Company issued 150,000 shares of its common stock to Thomson Kernaghan & Co., Ltd., and 150,000 shares of its common stock to Blue Water Partners, Inc. as compensation for fiscal advisory and consulting services to be provided the Company. The shares were issued pursuant to the Company's 2000 Stock Plan, and were believed by the Company to be registered under a Form S-8 registration statement filed in connection with the 2000 Stock Plan. The stock certificates issued to the two companies therefore did not bear a restrictive legend. Subsequent to the issuance of the shares, management was informed by its legal counsel that Form S-8 cannot be used to register stock issued to consultants whose services involve promotion of the Company's stock. In response to this information, management immediately contacted both companies and requested that the unlegended shares of common stock be returned to the Company in exchange for a certificate bearing a restrictive legend. In March of 2001, Thomson Kernaghan & Co., Ltd. returned 150,000 shares to the Company in exchange for 150,000 restricted shares, that the Company agreed to register in conjunction with a Form SB-2 registration statement it is preparing. No response has been received from Blue Water Partners, Inc. As a result of the issuance, the Company may be subject to civil liabilities, including fines and other penalties imposed by federal and state securities agencies. At March 31, 2001, the Company had not recorded any liability associated with the issuance of these shares, as management believes the likelihood of a claim and the ultimate outcome if a claim is asserted cannot be ascertained at this time.

   4. SUBSEQUENT EVENT:

  In July of 2000, the Company entered into a financing agreement with Thomson Kernaghan & Co., Ltd. The financing agreement contained a registration rights agreement in which Company agreed to register the debenture purchasers' resale of the shares of common stock issued upon conversion of the debentures and upon exercise of the related purchasers, and agent's warrants. The registration rights agreement also provides for liquidated damages to be due if the Company fails to have an effective registration statement filed by the registration deadline. The liquidated damages are calculated as two percent (2%) per month of the aggregate value of the principal amount of the debentures outstanding combined with the aggregate exercise prices of the outstanding purchasers' and agent's warrants issued in connection with the
  convertible  debentures,  accrued   on   a  daily  basis  subsequent  to  the
  registration deadline. At March 31, 2001, the Company did not have a registration statement yet effective, and the registration deadline had passed.

   During April of 2001, the Company's management negotiated the payment of the liquidated damages with Thomson Kernaghan & Co., Ltd., by tentantively agreeing to issue $70,000 of its common stock at a per-share price of $0.29125 (for a total of 240,343 shares) and to register the shares in conjunction with a Form SB-2 registration statement it is preparing. The Company has accrued the liability for the issuance of the shares in its March 31, 2001 financial statements.

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

  ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
  OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

Results of Operations

During   the  first  quarter  of  2001  many  of  the  Company's  customers dramatically  reduced  their  orders for antimony products due to a general
downward  trend of economic conditions.   The  resulting  effect  of  these
conditions reduced the Company's sales volume of antimony pounds during the first quarter of 2001 to approximately 75% (on an annualized basis) of the average sales volume of antimony pounds sold during 2000. Sales volume during the first part of the second quarter has shown improvement, however; and management is optimistic that sales orders will increase in the months to come.

The Company's operations resulted in a net loss of $265,306 for the three-month period ended March 31, 2001 compared with a net loss of $230,860 for the three-month period ended March 31, 2000. The increase in loss for the first quarter of 2001 compared to the similar quarter of 2000 is primarily due to: 1) decreased antimony product sales and corresponding decreases in gross profit (due to slowing economic conditions and increased fuel and antimony metal prices), 2) late registration penalties and legal and accounting expenses associated with the preparation of a registration statement pursuant to a financing agreement with Thomson Kernaghan
& Co., Ltd. ("TK") and, 3) development and start-up costs relating to the Company's newly formed 75% owned subsidiary, Bear River Zeolite.

Total revenues from antimony product sales for the first quarter of 2001 were $961,131 compared with $1,173,050 for the comparable quarter of 2000,
a  decrease  of  $211,919.    Sales of antimony products during  the  first
quarter of 2001 consisted of 945,324  pounds  at  an  average sale price of
$1.02  per  pound.   During  the  first quarter of 2000 sales  of  antimony
products consisted of 1,247,589 pounds at an average sale price of $0.94 per pound. Management believes that the decrease in the sales of antimony product pounds is the result of a general economic slow down experienced during the first quarter of 2001. The increase in sale prices of antimony products from the first quarter of 2000 to the first quarter of 2001 is the result of a corresponding increase in antimony metal prices. Gross profit from antimony sales during the first three-month period of 2001 was $55,149 compared with gross profit of $223,281 during the first three-month period of 2000. The decrease in gross profit was principally due to increased raw materials costs,due to antimony metal purchases made by the Company's former sales staff during 2000 (that bound the Company to purchase antimony metal from a supplier at costs higher than the then current market price of antimony metal) and increased fuel and energy costs experienced in the first quarter of 2001.

During the first quarter of 2001, the Company incurred expenses totaling $46,243 associated with development and start-up costs advanced its newly formed 75% owned subsidiary, Bear River Zeolite. No such costs were incurred during the first quarter of 2000, as the subsidiary did not yet exist. In addition to the first quarter Bear River Zeolite start-up and development expenses, the Company capitalized $38,310 in plant construction costs at the property. To date, the Company has made substantial progress in permitting, plant engineering, and studying the market feasibility of the Zeolite products it plans to produce from the property. The Company has mobilized crushing, mining and processing equipment from its other Montana and Idaho locations to the Bear River property and begun the construction of a processing/shop building. The Company has been able to wisely utilize its existing capital assets and in-house technical expertise in such a manner as to expend only a fraction of the capital resources that would ordinarily be required to develop a similar project. The Company is taking orders for zeolite products and anticipates being in production sometime in the near future.

Care, maintenance, and reclamation costs at the Company's Yellow Jacket property decreased from $27,801 during the first quarter of 2000 to $360 during the first quarter of 2001. The decrease was primarily due to decreased reclamation activities at Yellow Jacket during the first quarter of 2001, and the de-mobilization of mining equipment from the Yellow Jacket property for use in the Company's zeolite operations.

General and administrative expenses were $173,687 during the first quarter of 2001, compared to $252,844 during the first quarter of 2000. The decrease during the first quarter of 2001 compared to the same quarter of 2000 was partially due to the absence of approximately $150,000 of consulting expenses related to 300,000 shares of common stock issued by the Company to TK and Blue Water Partners, Inc. for financial consulting services that were included in the first quarter of 2000's operations and not in
the first quarter of 2001.   Included  in general and administrative expenses
during the first quarter of 2001 were, 1) $70,000 in late registration statement penalties payable to TK, 2) approximately $25,000 in legal and accounting expenses related to the preparation of the TK registration statement and, 3) amortization of deferred debenture offering costs of $10,313.

Sales expenses were $38,496 during the first quarter of 2001 compared with $110,065 in the first quarter of 2001, the decrease was due to management's restructuring of its sales staff, with less costly and fewer employees.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

Results of Operations, Continued:

Interest expense was $39,886 during the first quarter of 2001, and was comparable to interest expense of $41,110 incurred during the first quarter of 2000. Included in interest expense during the first quarter of 2001 was $25,575 accrued on debentures payable and $3,161 of amortized debenture discounts.

Accounts receivable factoring expense was $23,264 during the first quarter of 2001 and was comparable to $24,461 of factoring expense incurred during the first quarter of 2000.

Interest income had decreased from $2,140 during the first quarter of 2000 to $1,481 during the first quarter of 2001. The decrease was the result of decreasing reclamation bonds held during 2001 as compared to 2000.

Financial Condition and Liquidity

At March 31, 2001, Company assets totaled $794,878, and there was a stockholders' deficit of $1,931,391. The stockholders' deficit increased $223,306 from December 31, 2000, primarily due to the net loss incurred during the first quarter of 2001. At March 31, 2001 the Company's total current liabilities exceeded its total current assets by $1,084,055. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the Company's 2000 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony sales and to acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such.

Cash used by operating activities during the first three months of 2001 was $70,323, and resulted from the first quarter net loss of $265,306 as adjusted principally by decreasing inventories and accounts receivable and the non-cash effects of depreciation and amortization expenses.

Cash used in investing activities during the first three months of 2001 was $38,810 and almost exclusively related to the construction of capital assets to be used at the Bear River Zeolite facility.

Cash provided by financing activities was $109,133 during the first three months of 2001, and was principally generated by net borrowings from a bank of $40,934, sales of 210,000 shares of unregistered common stock for $42,000 or $0.20 per share, and advances from John C. Lawrence, the Company's president and a director of $50,000.


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


UNITED STATES ANTIMONY CORPORATION
(Registrant)



By:/S/ JOHN C. LAWRENCE DATE: MAY 14, 2001
John C. Lawrence, Director and President
(Principal Executive, Financial and Accounting Officer)