Form 10QSB
period 2001-06-30
UNITED STATES ANTIMONY CORP
filed 2001-08-10
CIK 101538

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB




                                (Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2001

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                       For the transition period

                              ____to____





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

 YES X      No




At July 17, 2001, the registrant had outstanding 19,134,564 shares of par value $.01 common stock.

            PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets


                                           (Unaudited)
                                             June 30,              December 31,

                                                2001                    2000
ASSETS
Current assets:
     Restricted cash                     $     5,966             $     8,518
     Inventories                             153,688                 221,457
     Accounts receivable, less allowance
     for doubtful accounts of $30,000        152,518                 119,568
                                             -------                 -------
               Total current assets          312,172                 349,543
                                             -------                 -------

Investment in USAMSA, net                    102,905                 111,088
Properties, plants and equipment, net        293,439                 246,250
Restricted cash for reclamation bonds        130,750                 123,250
Deferred financing charges, net               43,163                  63,789
                                             -------                 -------
                Total assets             $   882,429             $   893,920
                                             =======                 =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Checks issued and payable           $    80,454             $   107,133
     Accounts payable                        609,152                 429,654
     Accrued payroll and property taxes      146,622                 241,588
     Accrued payroll and other liabilities   212,597                  89,680
     Judgment payable                         45,002                  43,480
     Accrued debenture interest payable       98,474                  47,324
     Due to related parties                   46,802                  10,307
     Notes payable to bank, current          236,896                 150,625
     Accrued reclamation costs, current       67,569                  80,000
                                           ---------               ---------
                Total current liabilities  1,543,568               1,199,791
                                           ---------               ---------

Debentures payable, net of discount        1,003,771                 997,449
Notes payable to bank, noncurrent            187,876                 205,377
Accrued reclamation costs, noncurrent        206,888                 199,388
                                           ---------               ---------
                Total liabilities          2,942,103               2,602,005
                                           ---------               ---------
Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $.01 par value,
   10,000,000 shares authorized:
     Series A: 4,500 shares issued
     and outstanding                              45                      45
     Series B: 750,000 shares issued
     and outstanding                           7,500                   7,500
     Series C: 177,904 shares issued
     and outstanding                           1,779                   1,779
   Common stock, $.01 par value,
   30,000,000 shares authorized;
     19,134,564 and 18,375,564 shares
     issued and outstanding                  191,345                 183,755
   Additional paid-in capital             14,962,495              14,818,285
   Accumulated deficit                   (17,222,838)            (16,719,449)
                                          ----------              ----------
            Total stockholders' deficit   (2,059,674)             (1,708,085)
                                          ----------              ----------
            Total liabilities and
            stockholders' deficit      $     882,429           $     893,920
                                          ==========              ==========

      The accompanying notes are an integral part of the financial statements


United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)


                                              Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                               2001        2000          2001       2000

Revenues:
   Sales of antimony products and other   $ 1,076,909  $ 1,190,413  $ 2,038,040 $ 2,363,463
   Sales of zeolite products                    2,655                     2,655
                                          -----------  -----------  ----------- -----------
                                            1,079,564    1,190,413    2,040,695   2,363,463

   Cost of antimony production                821,401      995,888    1,623,769   1,844,043
   Freight and delivery                       118,921      142,363      222,535     243,977
                                          -----------  -----------  ----------- -----------
                                              940,322    1,138,251    1,846,304   2,088,020

     Gross profit                             139,242       52,162      194,391     275,443

Other operating expenses:
   Bear River Zeolite                         119,425                   165,668
   Care, maintenance, and
      reclamation-Yellow Jacket                 2,500       50,105        2,860      77,906
   General and administrative                 156,921       91,351      330,608     344,195
   Sales expenses                              34,342       84,286       72,838     194,351
                                          -----------  -----------  ----------- -----------
                                              313,188      225,742      571,974     616,452
Other (income) expense:
   Interest expense                            41,714       40,129       81,600      81,239
   Factoring expense                           23,911       24,827       47,175      49,288
   Interest income and other                   (1,488)      (2,507)      (2,969)     (4,647)
                                          -----------  -----------  ----------- -----------
                                               64,137       62,449      125,806     125,880
                                          -----------  -----------  ----------- -----------

Net loss                                  $  (238,083) $  (236,029) $  (503,389)$  (466,889)
                                          ===========  ===========  =========== ===========

Basic net loss per share of common stock  $     (0.01) $     (0.01) $     (0.03)$     (0.03)
                                          ===========  ===========  =========== ===========

Basic weighted average shares outstanding  18,948,294   17,625,252   18,608,177  17,334,092
                                          ===========  ===========  =========== ===========


The accompanying notes are an integral part of the financial statements.
                                       2




United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                    For the six months ended
                                                       June 30,     June 30,
                                                         2001         2000

Cash flows from operating activities:
  Net loss                                         $  (503,389)  $  (466,889)
  Adjustments to reconcile net loss to
    net cash used by operations:
      Depreciation and amortization                     83,131        66,000
      Accrued reclamation costs                          7,500
      Provision for doubtful accounts                                (20,000)
      Issuance of common stock for consulting services               153,000
  Change in:
        Restricted cash                                  2,552            (3)
        Accounts receivable                            (32,950)       10,243
        Inventories                                     67,769        56,410
        Restricted cash for reclamation bonds           (7,500)        7,170
        Prepaid expenses                                              (1,747)
        Accounts payable                               194,510        64,612
        Accrued payroll and property taxes             (94,966)       (8,166)
        Accrued payroll and other                       73,214       (32,029)
        Judgments payable                                1,522         1,422
        Accrued debenture interest payable              51,150
        Payable to related parties                      (3,505)      (11,209)
        Accrued reclamation costs                      (12,431)      (35,300)
                                                    ----------   -----------
          Net cash used by operating activities       (173,393)     (216,486)

Cash flows from investing activities:
  Purchase of properties, plants and equipment         (92,689)      (35,079)
                                                    ----------   -----------
          Net cash used in investing activities        (92,689)      (35,079)

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants  149,300       155,000
  Proceeds from related party advances                  40,000        70,000
  Proceeds from notes payable to bank, net              68,770        53,846
  Proceeds from factoring company, net                  34,691
  Change in checks issued and payable                  (26,679)       12,749
  Payments on note payable to Bobby C. Hamilton                      (40,030)
                                                    ----------   -----------
          Net cash provided by financing activities    266,082       251,565

Net change in cash                                           0             0
Cash, beginning of period                                    0             0
                                                    ----------   -----------
Cash, end of period                                 $        0   $         0
                                                    ==========   ===========
Supplemental disclosures:
  Cash paid during the period for interest          $   19,068   $    79,159
                                                    ==========   ===========
Non-cash investing activities:
  Common stock and warrants issued
    for plant construction                          $    2,500
                                                    ==========

The accompanying notes are an integral part of the financial statements.
                                  3


United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. Certain consolidated financial statement amounts for the six-month period ended June 30, 2000, have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

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

Notes to Consolidated Financial Statements (Unaudited)

3. Commitments and Contingencies, Continued:

During 2000, the Company issued 150,000 shares of its common stock to Thomson Kernaghan & Co., Ltd., and 150,000 shares of its common stock to Blue Water Partners, Inc. as compensation for fiscal advisory and consulting services to be provided the Company. The shares were issued pursuant to the Company's 2000 Stock Plan, and were believed by the Company to be registered under a Form S-8 registration statement filed in connection with the 2000 Stock Plan. The stock certificates issued to the two companies therefore did not bear a restrictive legend. Subsequent to the issuance of the shares, management was informed by its legal counsel that Form S-8 cannot be used to register stock issued to consultants whose services involve promotion of the Company's stock. In response to this information, management immediately contacted both companies and requested that the unlegended shares of common stock be returned to the Company in exchange for a certificate bearing a restrictive legend. In March of 2001, Thomson Kernaghan & Co., Ltd. returned 150,000 shares to the Company in exchange for 150,000 restricted shares, that the Company agreed to register in conjunction with a Form SB-2 registration statement it is preparing. No response has been received from Blue Water Partners, Inc. As a result of the issuance, the Company may be subject to civil liabilities, including fines and other penalties imposed by federal and state securities agencies. At June 30, 2001, the Company had not recorded any liability associated with the issuance of these shares, as management believes the likelihood of a claim and the ultimate outcome if a claim is asserted cannot be ascertained at this time.


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

Results of Operations

During the second quarter of 2001 the Company's sales of antimony products continued to be depressed due to a general slowdown of economic conditions being experienced by a majority of the Company's customers. During the first six months of 2001, approximately 31% of the Company's sales of antimony products were to an individual customer and approximately 16% of sales of antimony products were to a second individual customer, compared with approximately 22% of the Company's sales of antimony products to an individual customer during the six-month period ended June 30, 2000. During the second quarter of 2001, the Company's 75% owned subsidiary, Bear River Zeolite Company ("BRZ") delivered its first sales of zeolite, consisting of approximately 36 tons of crushed zeolite material at an average sales price of $74 per ton, or $2,655. To date, significant interest in BRZ's zeolite products has been expressed by several potential users, and management believes the BRZ will be an important contribution to the Company's business in the near future. During the second quarter of 2001, the Company continued pursuing the preparation and filing of a registration statement to register shares of common stock and warrants relating to a financing arrangement entered into with Thomson Kernaghan & Co., Ltd. during 2000. During the second quarter of 2001, reclamation work at the Company's Yellow Jacket mine site recommenced and substantial progress was made in reclamation of the pit area. As a result of the reclamation work performed, the Company expects to receive funds from the release of reclamation bonds held by regulating agencies during the third quarter of 2001.



ITEM 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition, Continued:

For the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000

The Company's operations resulted in a net loss of $238,083, or $0.01 per basic weighted average share outstanding, for the three-month period ended June 30, 2001 compared with a net loss of $236,029 or $0.01 per basic weighted average share outstanding for the three-month period ended June 30, 2000. The increase in loss for the second quarter of 2001 compared to the similar quarter of 2000 is primarily due to: 1) decreased antimony product sales and corresponding decreases in gross profit (due to slowing economic conditions)
2) legal and accounting expenses associated with the preparation of a registration statement pursuant to a financing agreement with Thomson Kernaghan & Co., Ltd. ("TK") and, 3) development, production and start-up costs relating to the Company's newly formed 75% owned subsidiary, Bear River Zeolite.

Total revenues from antimony product sales for the second quarter of 2001 were $1,076,909 compared with $1,190,413 for the comparable quarter of 2000, a
decrease of $113,504.   Sales of antimony products during the second quarter
of 2001 consisted of 1,184,110 pounds at an average sale price of $0.91 per pound. During the second quarter of 2000 sales of antimony products consisted of 1,312,372 pounds at an average sale price of $0.91 per pound. Costs of antimony production and costs of freight and delivery were $821,401 and $118,921, or $0.69 and $0.10 per pound sold, respectively, for the three-month period ended June 30, 2001 as compared to costs of antimony production and costs of freight and delivery of $995,888 and $142,363, or $0.76 and $0.11 per pound sold, respectively, for the three-month period ended June 30, 2000. The decrease in cost of antimony production per pound during the first quarter of 2001 as compared to the first quarter of 2000, resulted from a corresponding decrease in antimony metal prices.

During the second quarter of 2001, the Company incurred expenses totaling $119,425 associated with its newly formed 75% owned subsidiary, Bear River Zeolite Company ("Bear River Zeolite" or "BRZ"). No such costs were incurred during the second quarter of 2000, as the subsidiary did not yet exist. In addition to the second quarter Bear River Zeolite production, start-up and development expenses, the Company capitalized $40,613 in BRZ plant construction costs during the second quarter of 2001.

Care, maintenance, and reclamation costs at the Company's Yellow Jacket property decreased from $50,105 during the second quarter of 2000 to $2,500 during the second quarter of 2001. The decrease was primarily due to the decrease of accrued reclamation cost adjustments during the second quarter of 2001, and the property nearing its final reclamation phase.

General and administrative expenses were $156,921 during the second quarter of 2001, compared to $91,351 during the second quarter of 2000. The increase in general and administrative costs during the second quarter of 2001 compared to the same quarter of 2000 was principally due to legal costs related to the preparation of a registration statement of approximately $48,000 that were accrued during the second quarter of 2001, and no such accrual during the comparable period of 2000.

Sales expenses were $34,342 during the second quarter of 2001 compared with $84,286 in the second quarter of 2000. The decrease was due to management's restructuring of its sales staff with less costly and fewer employees.

Interest expense was $41,714 during the second quarter of 2001, and was comparable to interest expense of $40,129 incurred during the second quarter of 2000. Included in interest expense during the second quarter of 2001 was $25,575 accrued on debentures payable and $3,161 of amortized debenture discounts.

Accounts receivable factoring expense was $23,911 during the second quarter of 2001 and was comparable to $24,827 of factoring expense incurred during the second quarter of 2000. Interest income decreased from $2,507 during the second quarter of 2000 to $1,488 during the second quarter of 2001 due to a corresponding decrease in reclamation bonds held during 2001.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, Continued:

For the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000

The Company's operations resulted in a net loss of $503,389, or $0.03 per basic weighted average share outstanding, for the six-month period ended June 30, 2001 compared with a net loss of $466,889 or $0.03 per basic weighted average share outstanding for the six-month period ended June 30, 2000.

Total revenues from antimony product sales for the six-month period ended June 30, 2001 were $2,038,040 compared with $2,363,463 for the comparable period of 2000, a decrease of $325,423. The major factor in the decrease in sales of antimony products during the six-month period ended June 30, 2001, compared to the same period of 2000, is substantially decreased sales volume experienced
in the first quarter of 2001.   Sales of antimony products during the
six-month period ended June 30, 2001, consisted of 2,129,434 pounds at an average sale price of $0.96 per pound. During the six-month period ended June 30, 2000, sales of antimony products consisted of 2,559,961 pounds at an average sale price of $0.92 per pound. Costs of antimony production and costs of freight and delivery were $1,623,769 and $222,535, or $0.76 and $0.10 per pound sold, respectively, for the six-month period ended June 30, 2001, as compared to costs of antimony production and costs of freight and delivery of $1,844,043 and $243,977, or $0.72 and $0.09 per pound sold, respectively, for the six-month period ended June 30, 2000. The decrease in sales price and cost of antimony production per pound during the six months ended June 30, 2001, is due to a corresponding decrease in antimony metal prices.

During the six-month period ended June 30, 2001, the Company incurred expenses totaling $165,668 associated with Bear River Zeolite. No such costs were incurred during the six-month period ended June 30, 2000, as the subsidiary did not yet exist.

Care, maintenance, and reclamation costs at the Company's Yellow Jacket property decreased from $77,906 during the six-month period ended June 30, 2000 to $2,860 during the six-month period ended June 30, 2001. The decrease was primarily due to the decrease of accrued reclamation cost adjustments during the six-month period ended June 30, 2001, and the property nearing its final reclamation phase.

General and administrative expenses were $330,608 during the six-month period ended June 30, 2001, compared to $344,195 during the six-month period ended June 30, 2000. Included in general and administrative expenses during the six-month period ended June 30, 2000, were $153,000 of expenses relating to financial consulting services provided the Company during the first quarter of 2000. General and administrative expenses during the six-month period ended June 30, 2001, included legal costs relating primarily to the preparation of a registration statement of approximately $94,000. Also included in general and administrative costs during the six-month period ended June 30, 2001 was $70,000 related to the accrual of late filing penalties associated with the registration statement.

Sales expenses were $72,838 during the six-month period ended June 30, 2001, compared with $194,351 during the six-month period ended June 30, 2000. The decrease was due to management's restructuring of its sales staff, with less costly and fewer employees.

Interest expense was $81,600 during the six-month period ended June 30, 2001, and was comparable to interest expense of $81,239 incurred during the six-month period ended June 30, 2000. Included in interest expense during the six-month period ended June 30, 2001 was $51,150 accrued on debentures payable and $6,322 of amortized debenture discounts.

Accounts receivable factoring expense was $47,175 during the six-month period ended June 30, 2001 and was comparable to $49,288 of factoring expense incurred during the six-month period ended June 30, 2000. Interest income decreased from $4,647 during the six-month period ended June 30, 2000 to $2,969 during the same period of 2001 due to a corresponding decrease in reclamation bonds held during 2001.

ITEM 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition, Continued:

Financial Condition and Liquidity

At June 30, 2001, Company assets totaled $882,429, and there was a stockholders' deficit of $2,059,674. The stockholders' deficit increased $351,589 from December 31, 2000, primarily due to the net loss incurred during 2001. At June 30, 2001, the Company's total current liabilities exceeded its total current assets by $1,231,396. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the 2000 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic there can be no assurance that the Company will be able to sustain profitable operations and meet its financial obligations.

Cash used by operating activities during the first six months of 2001 was $173,393, and resulted primarily from the six-month loss of $503,389 as adjusted by decreasing inventories, increasing accounts payable, the non-cash effects of depreciation and amortization, and changes in other current assets and liabilities.

Cash used in investing activities during the first six months of 2001 was $92,689, of which $78,923 related to construction of capital assets to be used at the Bear River Zeolite facility, and the majority of the remaining expenditures related to improving the Company's propane fuel storage facilities.

The Company was able to fund its operating loss and its acquisition of plant and equipment for the six-month period ended June 30, 2001, from net cash provided from financing activities of $266,082. During the six-month period ended June 30, 2001, $149,300 was generated from sales of 746,500 shares of unregistered common stock and warrants. Net borrowings from a bank provided $68,770 of cash during the first six months of 2001 and net advances from an accounts receivable factoring company provided $34,691 during the first six months of 2001. John C. Lawrence, the Company's president and a director, had also advanced a net amount of $40,000 to the Company during the six-month period ended June 30, 2001.


PART II-OTHER INFORMATION

ITEMS 1, 2, 3, 4, and 5 are omitted from this report as inapplicable.

ITEM 6. Exhibits and Reports on Form 8-K

On June 15, 2001, the Company filed a current report on Form 8-K dated June 14, 2001; Under Item 9, the Company disclosed certain information pursuant to regulation FD.

                                SIGNATURE


Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   UNITED STATES ANTIMONY CORPORATION
                              (Registrant)



              By:/s/ John C. Lawrence Date: August 13, 2001
                 John C. Lawrence, Director and President
              (Principal Executive, Financial and Accounting
                                 Officer)