Form 10QSB/A
period 2001-06-30
UNITED STATES ANTIMONY CORP
filed 2001-10-22
CIK 101538

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB/A




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
Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $.01 par value,
   10,000,000 shares authorized:
     Series A: 4,500 shares issued
     and outstanding                              45                      45
     Series B: 750,000 shares issued
     and outstanding                           7,500                   7,500
     Series C: 177,904 shares issued
     and outstanding                           1,779                   1,779
   Common stock, $.01 par value,
   30,000,000 shares authorized;
     19,134,564 and 18,375,564 shares
     issued and outstanding                  191,345                 183,755
   Additional paid-in capital             15,496,596              15,352,386
   Accumulated deficit                   (17,756,939)            (17,253,550)
                                          ----------              ----------
            Total stockholders' deficit   (2,059,674)             (1,708,085)
                                          ----------              ----------
            Total liabilities and
            stockholders' deficit      $     882,429           $     893,920
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

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

3. Commitments and Contingencies, Continued:

During 2000, the Company issued 150,000 shares of its common stock to Thomson Kernaghan & Co., Ltd., and 150,000 shares of its common stock to Blue Water Partners, Inc. as compensation for fiscal advisory and consulting services to be provided the Company. The shares were issued pursuant to the Company's 2000 Stock Plan, and were believed by the Company to be registered under a Form S-8 registration statement filed in connection with the 2000 Stock Plan. The stock certificates issued to the two companies therefore did not bear a restrictive legend. Subsequent to the issuance of the shares, management was informed by its legal counsel that Form S-8 cannot be used to register stock issued to consultants whose services involve promotion of the Company's stock. In response to this information, management immediately contacted both companies and requested that the unlegended shares of common stock be returned to the Company in exchange for a certificate bearing a restrictive legend. In March of 2001, Thomson Kernaghan & Co., Ltd. returned 150,000 shares to the Company in exchange for 150,000 restricted shares, that the Company agreed to register in conjunction with a Form SB-2 registration statement currently under review by the Securites and Exchange Commission.
No response has been received from Blue WaterPartners, Inc. As a result of the issuance, the Company may be subject to civil liabilities, including fines and other penalties imposed by federal and state securities agencies.

The Company has also issued a small number of shares in transactions that may not qualify for exemption from the Securities Act registration requirements. As a result the Company may be subject to liabilites associated with the recission rights of these shares.

At June 30, 2001, the Company had not recorded any liability associated with the issuance of the shares describe above, as management believes the likelihood of a claim and the ultimate outcome if any claims are asserted cannot be ascertained at this time.


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

Total revenues from antimony product sales for the six-month period ended June 30, 2001 were $2,038,040 compared with $2,363,463 for the comparable period of 2000, a decrease of $325,423. The major factor in the decrease in sales of antimony products during the six-month period ended June 30, 2001, compared to the same period of 2000, is substantially decreased sales volume experienced
in the first quarter of 2001.   Sales of antimony products during the
six-month period ended June 30, 2001, consisted of 2,129,434 pounds at an average sale price of $0.96 per pound. During the six-month period ended June 30, 2000, sales of antimony products consisted of 2,559,961 pounds at an average sale price of $0.92 per pound. Costs of antimony production and costs of freight and delivery were $1,623,769 and $222,535, or $0.76 and $0.10 per pound sold, respectively, for the six-month period ended June 30, 2001, as compared to costs of antimony production and costs of freight and delivery of $1,844,043 and $243,977, or $0.72 and $0.09 per pound sold, respectively, for the six-month period ended June 30, 2000. The increase in sales price and cost of antimony production per pound during the six months ended June 30, 2001, is due to a corresponding increase in antimony metal prices.

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

The Company has up to $825,000 available in additional borrowings from the sale of convertible debentures under a financing agreement with a Canadian investment banking firm, should it decide to utilize such. Management is also optimistic about the prospect of future cash flows that may be generated from its Bear River subsidiary.


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