Form 10QSB
period 2001-09-30
UNITED STATES ANTIMONY CORP
filed 2001-11-14
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
              For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       For the transition period____to____

                        Commission file number 33-00215

                      UNITED STATES ANTIMONY CORPORATION

                (Name of small business issuer in its charter)



               Montana                                  81-0305822
   (State or other jurisdiction                      (I.R.S Employer
  of incorporation or organization)                 Identification No.)


             P.O. Box 643, Thompson Falls, Montana       59873
            (Address of principal executive offices)   (Zip code)

   Registrant's telephone number, including area code:  (406) 827-3523

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X      No


At October 10, 2001, the registrant had outstanding 19,329,564 shares of par value $.01 common stock.

                           PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

                                                 (Unaudited)
                                                September 30,     December 31,

                                                     2001             2000
                                      ASSETS
Current assets:
 Restricted cash                                $     11,224     $      8,518
 Inventories                                         133,409          221,457
 Accounts receivable, less allowance
  for doubtful accounts of $30,000                    75,074          119,568
                                                ------------     ------------
    Total current assets                             219,707          349,543

Investment in USAMSA, net                             90,814          111,088
Properties, plants and equipment, net                284,342          246,250
Restricted cash for reclamation bonds                102,550          123,250
Deferred financing charges, net                       32,850           63,789
                                                ------------     ------------
    Total assets                                $    730,263     $    893,920
                                                ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Checks issued and payable                      $     67,543     $    107,133
 Accounts payable                                    611,562          429,654
 Accrued payroll and property taxes                  192,902          241,588
 Accrued payroll and other liabilities               156,090           89,680
 Judgment payable                                     45,763           43,480
 Accrued debenture interest payable                  124,049           47,324
 Due to related parties                               85,084           10,307
 Notes payable to bank, current                      256,150          150,625
 Accrued reclamation costs, current                   80,000           80,000
                                                ------------     ------------
    Total current liabilities                      1,619,143        1,199,791

Debentures payable, net of discount                1,006,932          997,449
Notes payable to bank, noncurrent                    181,609          205,377
Accrued reclamation costs, noncurrent                157,725          199,388
                                                ------------     ------------
    Total liabilities                              2,965,409        2,602,005
                                                ------------     ------------

Commitments and contingencies

Stockholders' deficit:
 Preferred stock, $.01 par value, 10,000,000 shares authorized:
   Series A: 4,500 shares issued and outstanding          45              45
   Series B: 750,000 shares issued and outstanding     7,500           7,500
   Series C: 177,904 shares issued and outstanding     1,779           1,779
 Common stock, $.01 par value, 30,000,000 shares
  authorized; 19,329,564 and 18,375,564 shares
  issued and outstanding                             193,295         183,755
 Additional paid-in capital                       15,533,646      15,352,386
 Accumulated deficit                             (17,971,411)    (17,253,550)
                                                ------------     -----------
    Total stockholders' deficit                   (2,235,146)     (1,708,085)
                                                ------------     -----------
    Total liabilities and stockholders' deficit $    730,263     $   893,920
                                                ============     ===========

    The accompanying notes are an integral part of the financial statements.
                                     1

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

                                                  Three Months Ended      Nine Months Ended
                                                      September 30,          September 30,
                                                    2001       2000        2001        2000

Revenues:
 Sales of antimony products and other          $   778,533 $ 1,094,721 $ 2,816,573 $ 3,458,184
 Sales of zeolite products                           4,080                   6,735
                                               ----------- ----------- ----------- -----------
                                                   782,613   1,094,721   2,823,308   3,458,184

 Cost of antimony production                       573,661     989,111   2,197,430   2,833,154
 Freight and delivery                               85,517      93,718     308,052     337,695
                                               ----------- ----------- ----------- -----------
                                                   659,178   1,082,829   2,505,482   3,170,849

   Gross profit                                    123,435      11,892     317,826     287,335
                                               ----------- ----------- ----------- -----------

Other operating expenses:
 Bear River Zeolite                                 87,915                 253,583
 Care, maintenance, and reclamation-Yellow Jacket    1,813      80,018       4,673     157,924
 General and administrative                        153,768     130,042     484,376     474,237
 Sales expenses                                     33,367      58,931     106,205     253,282
                                               ----------- ----------- ----------- -----------
                                                   276,863     268,991     848,837     885,443
                                               ----------- ----------- ----------- -----------
Other (income) expense:
 Interest expense                                   37,999      36,725     119,599     117,964
 Factoring expense                                  24,312      22,077      71,487      71,365
 Interest income and other                          (1,267)     (1,880)     (4,236)     (6,527)
                                               ----------- ----------- ----------- -----------
                                                    61,044      56,922     186,850     182,802
                                               ----------- ----------- ----------- -----------

Net loss before extraordinary item                (214,472)   (314,021)   (717,861)   (780,910)

Extraordinary gain on conversion of debts                      917,726                 917,726
                                               ----------- ----------- ----------- -----------

Net income (loss)                              $  (214,472) $  603,705 $  (717,861) $  136,816
                                               =========== =========== ===========  ==========

Basic net income (loss) per share of common stock $  (0.01) $     0.03 $     (0.04) $     0.01
                                               ===========  ========== ===========  ==========

Basic weighted average shares outstanding       19,259,510  18,289,263  18,827,720  17,600,199
                                               ===========  ========== ===========  ==========



    The accompanying notes are an integral part of the financial statements.
                                       2

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                            For the nine months ended
                                                           September 30,  September 30,
                                                               2001           2000

Cash flows from operating activities:
  Net income (loss)                                     $     (717,861)   $ 136,816
  Adjustments to reconcile net income (loss) to
   net cash used by operations:
     Depreciation and amortization                             132,696      108,375
     Accrued reclamation costs                                   7,500
     Extraordinary gain on conversion of debts to common stock             (917,726)
     Provision for doubtful accounts                                        (20,000)
     Issuance of common stock for consulting services                       153,000
  Change in:
       Restricted cash                                          (2,706)          (4)
       Accounts receivable                                      44,494       (1,302)
       Inventories                                              88,048       53,827
       Restricted cash for reclamation bonds                    20,700       24,828
       Deferred financing charges                                           (82,500)
       Prepaid expenses                                                        (437)
       Accounts payable                                        181,908       (5,352)
       Accrued payroll and property taxes                      (48,686)      49,565
       Accrued payroll and other liabilities                    66,410      (42,966)
       Judgment payable                                          2,283        2,133
       Accrued debenture interest payable                       76,725       13,767
       Payable to related parties                              (20,118)       7,755
       Accrued reclamation costs                               (49,163)     (35,298)
                                                           -----------   ----------
         Net cash used by operating activities                (217,770)    (555,519)
                                                           -----------   ----------

Cash flows from investing activities:
  Purchase of properties, plants and equipment                (107,592)     (37,396)
                                                           -----------   ----------
         Net cash used in investing activities                (107,592)     (37,396)
                                                           -----------   ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants          188,300      255,000
  Proceeds from the sale of convertible debentures                          675,000
  Proceeds from related party advances                          94,895      141,243
  Proceeds from notes payable to bank, net                      81,757       45,615
  Change in checks issued and payable                          (39,590)      16,087
  Payments on note payable to Bobby C. Hamilton                            (540,030)
                                                          ------------   ----------
         Net cash provided by financing activities             325,362      592,915
                                                          ------------   ----------
Net change in cash                                                   0            0
Cash, beginning of period                                            0            0
                                                          ------------   ----------
Cash, end of period                                       $          0   $        0
                                                          ============   ==========

Supplemental disclosures:
  Cash paid during the period for interest                $     25,809   $   97,721
                                                          ============   ==========
Non-cash investing activities:
  Common stock and warrants issued for plant construction $      2,500
                                                          ============
Non-cash financing activities:
  Common stock issued as settlement of debt                              $   80,625
                                                                         ==========

    The accompanying notes are an integral part of the financial statements.

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine and three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. Certain consolidated financial statement amounts for the nine and three-month period ended September 30, 2000, have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on the net income or accumulated deficit as previously reported.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

3. Commitments and Contingencies, Continued:

During 2000, the Company issued 150,000 shares of its common stock to Thomson Kernaghan & Co., Ltd., and 150,000 shares of its common stock to Blue Water Partners, Inc. as compensation for fiscal advisory and consulting services to be provided the Company. The shares were issued pursuant to the Company's 2000 Stock Plan, and were believed by the Company to be registered under a Form S-8 registration statement filed in connection with the 2000 Stock Plan. The stock certificates issued to the two companies therefore did not bear a restrictive legend. Subsequent to the issuance of the shares, management was informed by its legal counsel that Form S-8 cannot be used to register stock issued to consultants whose services involve promotion of the Company's stock. In response to this information, management immediately contacted both companies and requested that the unlegended shares of common stock be returned to the Company in exchange for a certificate bearing a restrictive legend. In March of 2001, Thomson Kernaghan & Co., Ltd. returned 150,000 shares to the Company in exchange for 150,000 restricted shares, that the Company agreed to register in conjunction with a Form SB-2 registration statement it is preparing. No response has been received from Blue Water Partners, Inc. As a result of the issuance, the Company may be subject to civil liabilities, including fines and other penalties imposed by federal and state securities agencies. The Company has also issued a number of shares in transactions that may not qualify for exemption from the Securities Act registration requirements and may be in violation of Section 5 of the Securities Act of 1933. As a result the Company may be subject to liabilities associated with the rescission rights of the purchasers of these shares and fines and penalties from securities regulators.

At September 30, 2001, the Company had not recorded any liability associated with the issuance of these shares, as management believes the likelihood of a claim and the ultimate outcome if a claim is asserted cannot be ascertained at this time.

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

Results of Operations

During the third quarter of 2001 the Company's sales of antimony products continued to be depressed due to a general slowdown of economic conditions being experienced by a majority of the Company's customers. During the first nine months of 2001, approximately 34% of the Company's sales of antimony products were made to one customer and approximately 13% of sales of antimony products were to a second customer, compared with approximately 21% of the Company's sales of antimony products to one customer and 12% of sales of antimony products to a second customer during the nine-month period ended September 30, 2000. During the second and third quarters of 2001, the Company's 75% owned subsidiary, Bear River Zeolite Company ("BRZ"), delivered its first sales of crushed zeolite material. To date, significant interest in BRZ's zeolite products has been expressed by several potential users. During the third quarter of 2001, the Company continued pursuing the preparation and filing of a registration statement to register shares of common stock and warrants for resale by selling security holders pursuant to a financing arrangement entered into with Thomson Kernaghan & Co., Ltd. during 2000. During the second and third quarters of 2001, reclamation work at the Company's Yellow Jacket mine site commenced and substantial progress was made in reclamation of the property. As a result of the reclamation work performed, the Company received funds from the release of reclamation bonds held by regulating agencies during the third quarter of 2001.

ITEM 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition, Continued:

For the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000

The Company's operations resulted in a net loss of $214,472, or $0.01 per basic weighted average share outstanding, for the three-month period ended September 30, 2001 compared with net income of $603,705 or $0.03 per basic weighted average share outstanding for the three-month period ended September 30, 2000. The increase in loss for the third quarter of 2001 compared to the third quarter of 2000 is primarily due to decreased antimony product sales during the third quarter of 2001 and the absence of any extraordinary gain on the conversion of debts that were recorded during the third quarter of 2000.

Total revenues from antimony product sales for the third quarter of 2001 were $778,533 compared with $1,094,721 for the comparable quarter of 2000, a
decrease of $316,188.   Sales of antimony products during the third quarter of
2001 consisted of 904,048 pounds at an average sale price of $0.86 per pound. During the third quarter of 2000 sales of antimony products consisted of 1,086,618 pounds at an average sale price of $1.01 per pound. Costs of antimony production and costs of freight and delivery were $573,661 and $85,517, or $0.63 and $0.09 per pound sold, respectively, for the three-month period ended September 30, 2001 as compared to costs of antimony production and costs of freight and delivery of $989,111 and $93,718, or $0.91 and $0.09 per pound sold, respectively, for the three-month period ended September 30, 2000. The decrease in cost of antimony production per pound during the third quarter of 2001 as compared to the third quarter of 2000 resulted from more efficient raw material purchasing during the third quarter of 2001.

During the third quarter of 2001, the Company incurred expenses totaling $87,915 associated with its newly formed 75% owned subsidiary, Bear River Zeolite Company ("Bear River Zeolite" or "BRZ"). Sales of zeolite products totaled $4,080 during the third quarter of 2001. No such costs or sales were incurred during the third quarter of 2000, as the subsidiary did not yet exist.

Care, maintenance, and reclamation costs at the Company's Yellow Jacket property decreased from $80,018 during the third quarter of 2000 to $1,813 during the third quarter of 2001. The decrease was primarily due to the decrease of accrued reclamation cost adjustments during the third quarter of 2001, and the property nearing its final reclamation.

General and administrative expenses were $153,768 during the third quarter of 2001, compared to $130,042 during the third quarter of 2000. The increase in general and administrative costs during the third quarter of 2001 compared to the same quarter of 2000 was principally due to a product warranty expense of $45,175 incurred during the third quarter of 2001 that was not incurred during 2000 and costs associated with the preparation and filing of a registration statement.

Sales expenses were $33,367 during the third quarter of 2001 compared with $58,931 in the third quarter of 2000. The decrease was due to management's restructuring of its sales staff with less costly and fewer employees.

Interest expense was $37,999 during the third quarter of 2001, and was comparable to interest expense of $36,725 incurred during the third quarter of 2000. Included in interest expense during the third quarter of 2001 was $25,575 accrued on debentures payable and amortization of debenture discounts totaling $3,161.

Accounts receivable factoring expense was $24,312 during the third quarter of 2001 and was comparable to $22,077 of factoring expense incurred during the third quarter of 2000. Interest income decreased from $1,880 during the third quarter of 2000 to $1,267 during the third quarter of 2001 due to a corresponding decrease in reclamation bonds held during 2001.

ITEM 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition, Continued:

For the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000

The Company's operations resulted in a net loss of $717,861, or $0.04 per basic weighted average share outstanding, for the nine-month period ended September 30, 2001 compared with net income of $136,816 or $0.01 per basic weighted average share outstanding for the nine-month period ended September 30, 2000. The increase in loss for the third quarter of 2001 compared to the similar quarter of 2000 is primarily due to decreased antimony product sales and the absence of any extraordinary gain on the conversion of debts during the third quarter of 2001.

Total revenues from antimony product sales for the nine-month period ended September 30, 2001 were $2,816,573 compared with $3,458,184 for the comparable period of 2000, a decrease of $641,611. The major factor in the decrease in sales of antimony products during the nine-month period ended September 30, 2001, compared to the same period of 2000, is decreased sales volume
experienced in 2001.   Sales of antimony products during the nine-month period
ended September 30, 2001, consisted of 3,033,482 pounds at an average sale price of $0.93 per pound. During the nine-month period ended September 30, 2000, sales of antimony products consisted of 3,646,579 pounds at an average sale price of $0.95 per pound. Costs of antimony production and costs of freight and delivery were $2,197,430 and $308,052, or $0.72 and $0.10 per pound sold, respectively, for the nine-month period ended September 30, 2001, as compared to costs of antimony production and costs of freight and delivery of $2,833,154 and $337,695, or $0.78 and $0.09 per pound sold, respectively, for the nine-month period ended September 30, 2000. The decrease in cost of antimony production per pound during the nine months ended September 30, 2001, is due to more efficient raw material purchasing during 2001.

During the nine-month period ended September 30, 2001, the Company incurred expenses totaling $253,583 associated with Bear River Zeolite. Sales of zeolite products totaled $6,735 during the second and third quarters of 2001. No such costs or sales were incurred during the third quarter of 2000, as the subsidiary did not yet exist.

Care, maintenance, and reclamation costs at the Company's Yellow Jacket property decreased from $157,924 during the nine-month period ended September 30, 2000 to $4,673 during the nine-month period ended September 30, 2001. The decrease was primarily due to the decrease of accrued reclamation cost adjustments during the nine-month period ended September 30, 2001, and the property nearing its final reclamation.

General and administrative expenses were $484,376 during the nine-month period ended September 30, 2001, and were comparable to $474,237 during the nine-month period ended September 30, 2000. Included in general and administrative expenses during the nine-month period ended September 30, 2000, were $153,000 of expenses relating to financial consulting services provided the Company during the first quarter of 2000. General and administrative expenses during the nine-month period ended September 30, 2001, included legal costs relating primarily to the preparation of a registration statement of approximately $94,000. Also included in general and administrative costs during the nine-month period ended September 30, 2001 was $70,000 related to the accrual of late filing penalties associated with the registration statement and $45,175 related to a product warranty settlement.

Sales expenses were $106,205 during the nine-month period ended September
30, 2001, compared with $253,282 during the nine-month period ended September 30, 2000. The decrease was due to management's restructuring of its sales staff, with less costly and fewer employees.

Interest expense was $119,599 during the nine-month period ended September 30, 2001, and was comparable to interest expense of $117,964 incurred during the nine-month period ended September 30, 2000. Included in interest expense during the nine-month period ended September 30, 2001 was $76,725 accrued on debentures payable and amortization of debenture discounts totaling $9,483.

ITEM 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition, Continued:

For the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000, continued:

Accounts receivable factoring expense was $71,487 during the nine-month period ended September 30, 2001 and was comparable to $71,365 of factoring expense incurred during the nine-month period ended September 30, 2000. Interest income decreased from $6,527 during the nine-month period ended September 30, 2000 to $4,236 during the same period of 2001 due to a corresponding decrease in reclamation bonds held during 2001.

Financial Condition and Liquidity

At September 30, 2001, Company assets totaled $730,263, and there was a stockholders' deficit of $2,235,146. The stockholders' deficit increased $527,061 from December 31, 2000, primarily due to the net loss incurred during 2001. At September 30, 2001, the Company's total current liabilities exceeded its total current assets by $1,399,436. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the 2000 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic, there can be no assurance that the Company will be able to sustain profitable operations and meet its financial obligations.

Cash used by operating activities during the first nine months of 2001 was $217,770, and resulted primarily from the nine-month loss of $717,861 as adjusted by decreasing inventories, increasing accounts payable, the non-cash effects of depreciation and amortization, and changes in other current assets and liabilities.

During the second and third quarters of 2001 the Company performed substantial reclamation activities at its Yellow Jacket property. As a result $46,357 was used in connection with Yellow Jacket reclamation and adjusted against the Yellow Jacket reclamation accrual. Management is confident that Yellow Jacket is in the final stages of its reclamation, and future cash outflows related to these reclamation activities will soon cease.

Cash used in investing activities during the first nine months of 2001 was $107,592, of which $87,083 related to construction of capital assets to be used at the Bear River Zeolite facility. The majority of the remaining expenditures related to improving the Company's propane fuel storage facilities.

The Company was able to fund its operating loss and its acquisition of plant and equipment for the nine-month period ended September 30, 2001, from net cash provided from financing activities of $325,362. During the nine-month period ended September 30, 2001, $188,300 was generated from sales of 941,500 shares of unregistered common stock and warrants (See Note 3). Net borrowings from a bank provided $81,757 of cash during the first nine months of 2001. John C. Lawrence, the Company's president and a director, advanced the Company a net amount of $94,895 during the nine-month period ended September 30, 2001.

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


                       UNITED STATES ANTIMONY CORPORATION
                                   (Registrant)



                By:/s/ John C. Lawrence Date: November 13, 2001
                    John C. Lawrence, Director and President
                (Principal Executive, Financial and Accounting
                                   Officer)