Form 10KSB/A
period 2000-12-31
UNITED STATES ANTIMONY CORP
filed 2001-12-06
CIK 101538

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-KSB\A

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                  For the transition period_____to______


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

Yes X        No
   ----     ----

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

At March 30, 2001, the registrant had 18,585,564 outstanding shares of par value $.01 common stock.

TABLE OF CONTENTS

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS                                  	 1
          General      				                       	 1
          Summary     					                   1
          Antimony Division     			                   1
          Gold Division     				                   2
          Zeolite Divistion     			                   2
          Environmental Matters   			                   2
          Marketing    					                   4
          Antimony Price Fluctuations    	                         4
          Other     					                   5
          Employees     				                   5

ITEM 2. DESCRIPTION OF PROPERTIES                                	 5
          Antimony Division                                        5
          Gold Division     		                               5
          Zeolite      			                               6

ITEM 3. LEGAL PROCEEDINGS                                          6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        6

                                 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS                                                    7

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATIONS                                                 7

ITEM 7. FINANCIAL STATEMENTS                                      10

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                       10

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
        ACT                                                       10

ITEM 10.EXECUTIVE COMPENSATION                                    12

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT                                                13

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            14

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K                          15

SIGNATURES                                                        18

FINANCIAL STATEMENTS                                          F1-F27

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

The Company is dependent on foreign sources for raw materials and there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by USAC. USAC obtains antimony metal, the raw material for antimony products, primarily (70%) from China. Changes in antimony metal export policy by the Chinese government could impair availability of antimony metal and/or could increase antimony metal prices, which could result in curtailed production, decreased profits, operating result fluctuations or breach of contractual obligations to provide antimony products to our customers. USAC currently owns 50% of the common stock of United States Antimony, Mexico S.A. de C.V. ("USAMSA"), which was formed in April 1998. During 1998 and 1999, USAC invested capital and surplus equipment from its Thompson Falls antimony operation in USAMSA, which is being used for the construction of an antimony processing plant in Mexico.

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

Gold Division

Yankee Fork Mining District. Until 1989, USAC mined and milled gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The site is currently undergoing environmental remediation pursuant to an Idaho Department of Environmental Quality consent decree. See "Environmental Matters."

Yellow Jacket Mining District. During the years from 1991 to 1996 USAC mined, milled and sold gold bullion produced from the Yellow Jacket mine. In 1996, production at the Yellow Jacket was suspended due to recurring operating losses and declines in precious metal prices. In 1999, the company abandoned its leasehold interests and began environmental remediation activity at Yellow Jacket (see "Environmental Matters") and began reclamation of the Yellow Jacket tailings ponds and pit area.

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

The change in amounts accrued for environmental remediation activities in 1999 and as of December 31, 2000 is as follows:

                                  Yankee Fork    Thompson Falls   Yellow Jacket
                                   Mill Site     Antimony Plant        Mine     Totals

Balance December 31, 1998          $116,028        $ 272,200        $115,044   $503,272
Less: Reclamation work                              (169,736)        (73,893)  (243,629)
Adjustment of Accrued
Remediation Costs                   (70,000)          51,150          73,893     55,043

Balance December 31, 1999          $ 46,028        $ 153,614        $115,044   $314,686
Less: Reclamation work                    0          (60,913)        (86,960)  (147,873)
Adjustment of Accrued
Remediation Costs                         0           25,615          86,960    112,575

Balance December 31, 2000          $ 46,028        $ 118,316        $115,044   $279,388


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


                         Year              Average Price
                         2000                  $0.67
                         1999                   0.58
                         1998                   0.63
                         1997                   0.93
                         1996                   1.60

The range of sales prices for antimony oxide per pound is as follows for the periods indicated:


           Year        High         Low        Average Price
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

Gold Division

Yankee Fork Mining & Yellow Jacket Mining Districts

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

                    Votes For          Votes Against          Votes Abstained
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

                              2000              High        Low
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

Results of Operations

The Company reported a net loss of $67,699 during 2000 compared to net loss
of  $230,086 in 1999.   The net loss in 2000 is primarily attributable to a
$985,425 loss from operating activities in 2000, offset by an extraordinary gain recognized on the conversion of certain debts to common stock of $917,726. The net loss in 1999 is primarily due to a net loss from operations of 307,677 offset by an extraordinary gain of $77,591 recognized on the conversion of certain debts to common stock.

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

During 1999, we updated and presented a Phase II reclamation plan to the U.S. Forest Service detailing plans for the final reclamation of the Yankee Fork Mill site. Based upon our analysis of costs required to implement the specific tasks in the Phase II plan, we reduced the Yankee Fork reclamation accrual by $70,000, to reflect our current estimate of costs required to complete reclamation tasks.

During 2000, reclamation activities were at a standstill pending the completion of a biological assessment to be submitted to the National Marine Fisheries Service and the U.S. Fish and Wildlife Service.
Under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality, we have performed substantial environmental reclamation activities during 1999 and 2000 at our antimony processing site near Thompson Falls, Montana. These activities included installation of a PVC liner and a geotextile layer on two of the tailings ponds and the removal of approximately 25,000 yards of tailings material from a third pond. We made adjustments increasing our reclamation accruals by $51,150 and $25,615 in fiscal years 1999 and 2000, respectively, based upon management's revised estimates of costs to comply with regulatory requirements in effect during the respective years. We plan to line a storm water pond and construct a water treatment facility during 2001, thus fulfilling the majority of our environmental responsibilities at the Stibnite Hill Mine site.

During the second quarter of 1999, we began final reclamation and closure at the Yellow Jacket property. Upon Yellow Jacket's closure, we estimated the required costs and time to perform closure activities, and adjusted the Yellow Jacket reclamation liability on a quarterly basis, re-instating the accrual as costs were incurred (a total of $73,893), to reflect our estimate reclamation and closure costs left to incur.

During the third and fourth quarters of 1999 we began disassembly of the mill and mill buildings and removed tailings waste from the tailings ponds. In 2000, we evaluated progress on Yellow Jacket's closure and reclamation and continued to adjust the reclamation liability for costs as incurred (a total of $86,960) based upon labor and equipment cost experience in 1999 and our estimate of costs related to specific tasks yet-to-complete at year end.

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

In 2000, the Company settled and extinguished a debt owed the Estate of Bobby
C. Hamilton of approximately $1.5 million (see Financial Condition and Liquidity) through payment of $500,000 cash and issuance of 250,000 shares of the Company's restricted common stock. In connection with the settlement the Company recorded an extraordinary gain of $917,726. In 1999, the Company converted $682,397 of defaulted debenture principal and interest and $144,339 of principal and interest related to certain mining lease royalties (Judgments payable) into common stock of the Company. In connection with these conversions the Company recorded an extraordinary gain of $77,591, and an addition to paid-in-capital of 534,101.

Financial Condition and Liquidity

At December 31, 2000, Company assets totaled $893,920, and there was a stockholders' deficit of $1,708,085. The stockholders' deficit decreased $475,110 from the prior year, primarily due to the conversion of debts to common stock. In order to continue as a going concern, the Company is dependent upon (1) profitable operations from the antimony division, (2) additional equity financing, and (3) continued availability of bank financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. There can be no assurance that management will be successful in its plans to improve the financial condition of the Company.

Cash used by operations during 2000 was $731,000 compared to net cash provided by operations during 1999 of $59,986, a change of approximately $851,000. The change in cash used by operations in 2000 compared to cash provided by operations in 1999 was primarily due to the operating loss (before extraordinary item) of $985,425 in 2000 compared to the similar operating loss of $307,677 during 1999.

Investing activities used $38,499 during 2000 compared to $76,417 used in 1999. Cash used in investing activities during both years related exclusively to purchases and construction of antimony plant and equipment.

Financing activities provided $829,588 during 2000 compared to $16,431 of cash in 1999. Cash from financing activities in 2000 related principally to cash received from the sale of convertible debentures (and related warrants) and common stock sales. Cash provided during 1999 related primarily to cash received from bank financing.

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

The cash payment to the Estate was financed by the issuance of $600,000 of Debentures pursuant to a financing agreement with Thomson Kernaghan & Co., Ltd., a Canadian investment banker. The financing agreement with Thomson Kernaghan provided, among other things, for the sale of up to $1,500,000 of USAC's convertible debentures to the investment banker and its affiliates.
The debentures are convertible into common stock at a price per share equal to 75% of the average of the three lowest closing bid prices per share of USAC's common stock as reported by Bloomburg L.P. in the 20 trading days immediately preceding the closing date of the debenture sale or the conversion date, whichever is lower, but in any event not greater than $0.90 per share. The debentures are due two years from their issue date and accrue interest at 10% to be paid annually on each anniversary date of the issue. During 2000, USAC issued $675,000 of convertible debentures pursuant to the financing agreement. The maximum conversion price is $0.29125 per share. In connection with the debenture sale, USAC issued warrants to purchase 1,394,230 shares of common stock at $0.39 per share.

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

Item 7.     Financial Statements

The consolidated financial statements of the registrant are included herein on pages F1-F27.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers are as follows:

                                    Affiliation
   Name               Age          with Registrant     Expiration of Term

John C. Lawrence       62        President, Director     Annualmeeting
Robert A. Rice         76        Director                Annual meeting
Leo Jackson            59        Director                Annual meeting
Gary D. Babbitt        54        Director                Annual meeting


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

Gary D. Babbitt

Mr. Babbitt is a partner in the Boise, Idaho law firm of Hawley Troxell Ennis & Hawley LLP, and has served as USAC's legal counsel for several years. Mr. Babbitt concentrates his law practice in commercial litigation, environmental matters and mining law. He is a member of the Society of Mining Engineers, a director of the Idaho Mining Association, and a trustee of the Rocky Mountain Mineral Law Foundation. Mr. Babbitt was appointed as a director when the Board expanded to four members in November 2000.

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

                                    Annual Compensation                  Long-Term Compensation
                                                                               Awards                 Payouts
                                                                        Restricted  Securities
                                                      Other Annual       Options/   Underlying  All Other    All Other
Name and Principal Position    Year   Salary  Bonus  Compensation(1)     Awards(2)   LTIP SARs   Payouts   Compensation

John C. Lawrence, President    2000  $81,000   N/A      $4,154             $3,250     None        None         None
John C. Lawrence, President    1999  $72,000   N/A      $4,154               $720     None        None         None
John C. Lawrence, President    1998  $72,000   N/A      $4,154               $844     None        None         None

(1)     Represents earned but unused vacation.
(2) These figures represent the fair values, as of the date of issuance, of the annual Director's fee payable to Mr. Lawrence in the form of shares of USAC's restricted Common Stock.


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

Security Ownership of Certain Beneficial Owners(7)

As of the close of business on March 30, 2001, based on information available to USAC, the following persons own beneficially more than 5% of any class of the outstanding voting securities of USAC:

                   Name and Address of     Amount and Nature of       Percent of
Title of Class       Beneficial Owner      Beneficial Ownership          Class

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

Security Ownership of Management as of March 30, 2001

                        Name of                 Amount of               Percent of
Title of Class       Beneficial Owner      Beneficial Ownership           Class

Common stock       John C. Lawrence             3,537,827(3)              14.4
Common stock       Robert A. Rice                 217,762                  0.9
Common stock       Leo Jackson                     60,700                  Nil
Common stock       Gary D. Babbitt                  5,967                  Nil
                                               ----------                 ----
Common stock       All Directors and executive
                   officers as a group          3,822,256                 15.6
                                               ----------                 ----


(1)Percent of ownership is based upon 24,534,984 shares of common stock and common stock equivalents outstanding at March 30, 2001 (including shares subject to presently exercisable warrants, $675,000 of debentures convertible at $0.29125 per share, and $347,922 of debentures convertible at $0.31 per share). At March 30, 2001 4,500 shares of Series A preferred stock and 177,904 shares of Series C preferred stock were outstanding.

(2)Includes 1,007,843 shares owned by the Maguire Foundation; 129,000 shares owned by Walter L. Maguire, Sr.; 45,500 shares owned by Walter L. Maguire, Trustee; 219,555 shares owned by Walter L. Maguire, Jr.; and warrants issued to donees of Walter L. Maguire, Sr. to purchase 100,000 shares of common stock. Excludes 1,003,409 shares owned by the 1934 Maguire Trust.

(3)Includes 2,336,640 shares of common stock, warrants to purchase
   401,213 shares of common stock, and 799,974 shares issuable upon the conversion of the principal balance of convertible debentures into common stock at $0.31 per share. Excludes 75,000 shares owned by Mr. Lawrence's sister, as to which Mr. Lawrence disclaims beneficial ownership.

(4)Includes 316,667 shares owned by Al Dugan; 183,333 shares owned by Lydia Dugan; 60,000 shares owned by Joel and Ellen Dugan; 1,331,440 shares, in the aggregate, owned by companies owned and controlled by Al Dugan; warrants issued to Mr. Dugan to purchase 409,051 shares of common stock; and 322,581 shares issuable upon the conversion of the principal balance of convertible debentures into common stock at $0.31 per share.

(5)The outstanding Series A and Series C preferred shares carry voting rights.

(6)The debenture conversion price is the lower of $.31 per share or 75% of the average of the three lowest closing bid prices during the 20 trading days prior to the conversion date. If the actual conversion price is less than $.31 per share, the debenture holder will be entitled to a greater number of common shares upon conversion.

(7)Thomson Kernaghan & Co., Ltd. is the beneficial owner of 150,000 shares of Company's common stock. In addition, by Agreement effective July 11, 2000, Thomson Kernaghan purchased, individually and as agent for other investors, $675,000 principal amount of convertible debentures, an agent's warrant to purchase 961,358 shares of Company's common stock at $.39 per share and a purchaser's warrant to purchase 432,692 shares of Company's common stock at $.39 per share. The debentures are convertible into common stock at the lower of $0.29125 per share or 75% of the average of the lowest closing bid prices during the 20 trading days preceding the conversion date. Assuming conversion of the debentures at $0.29125 per share and exercise of the warrants, Thomson Kernaghan would be the record owner of 3,861,647 shares, or 15.7%, of the Company's outstanding common stock and common stock equivalents.

However, Thomson Kernaghan disclaims beneficial ownership of all of the shares issuable upon conversion of the debentures or exercise of the agent's warrant or the purchaser's warrant. Further, Thomson Kernaghan has advised the Company that it is not a member of a group, as defined in § 13(d) of the Securities and Exchange Act of 1934, which owns 5% or more of Company's common stock.

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

Document filed with USAC's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 (File No. 001-08675) is incorporated herein by this reference:

Exhibit No.        Item                                     Dated

10.41       Warrant Issue-Al W. Dugan                  January 25, 2000

Documents filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference:

Exhibit No.        Item                                     Dated

10.42       Agreement between United States
            Antimony Corporation and Thomson
            Kernaghan & Co., Ltd.                      July 11, 2000

10.43       Settlement agreement and release of all
            claims between the Estate of Bobby C.
            Hamilton and United States Antimony
            Corporation                                June 23, 2000

Exhibit No.     Description                                  Page


21.01*     Subsidiaries of USAC                               II

                                                            Dated

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


               By:/s/ John C. Lawrence Date: March 30, 2001
                 John C. Lawrence, Director and President
             (Principal Executive, Financial and Accounting
                               Officer)


               By:/s/ Leo Jackson Date: March 30, 2001
                         Leo Jackson, Director


               By:/s/ Robert A. Rice  Date :March 30, 2001
                        Robert A. Rice, Director


               By:/s/ Gary D. Babbitt   Date :March 30, 2001
                        Gary D. Babbitt, Director

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

As discussed in Note 20. to the consolidated financial statements, the Company has restated certain amounts in its previously reported consolidated financial statements for the year ended December 31, 1999.


Spokane, Washington
March 22, 2001, except for Note 20.
which is as of October 19, 2001

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2000 and 1999

                                                         2000             1999
                                                                      (as restated)
                                      ASSETS

Current assets:
 Restricted cash                                    $       8,518    $       227
 Inventories                                              221,457        276,599
 Accounts receivable, less allowance
 for doubtful accounts of $30,000 and $50,000             119,568         60,205
                                                    -------------    -----------
          Total current assets                            349,543        337,031
Investment in USAMSA                                      111,088        111,088
Properties, plants and equipment, net                     246,250        341,417
Restricted cash for reclamation bonds                     123,250        178,986
Deferred financing charges, net                            63,789
                                                    -------------    -----------
          Total assets                              $     893,920    $   968,522
                                                    =============    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Checks issued and payable                          $     107,133    $    45,544
 Accounts payable                                         429,654        467,596
 Accrued payroll and property taxes                       241,588        263,667
 Accrued payroll and other                                 89,680        132,464
 Judgment payable                                          43,480         40,645
 Accrued interest payable                                  47,324         14,640
 Due to related parties                                    10,307          8,128
 Notes payable to bank, current                           150,625        160,395
 Note payable to Bobby C. Hamilton, current                               87,596
 Accrued reclamation costs, current                        80,000        256,000
                                                    -------------    -----------
          Total current liabilities                     1,199,791      1,476,675

Debentures payable, net of discount                       997,449
Notes payable to bank, noncurrent                         205,377        165,570
Note payable to Bobby C. Hamilton, noncurrent                          1,450,785
Accrued reclamations costs, noncurrent                    199,388         58,687
                                                    -------------     ----------
          Total liabilities                             2,602,005      3,151,717
                                                    -------------     ----------

Commitments and contingencies (Notes 1 and 18)
Stockholders' deficit:
 Preferred stock, $.01 par value, 10,000,000
  shares authorized:
     Series A: 4,500 shares issued and outstanding
      (liquidation preference $110,250)                         45            45
     Series B: 750,000 shares issued and outstanding
      (liquidation preference $802,500)                      7,500         7,500
     Series C: 177,904 and 205,996 shares issued and outstanding
      (liquidation preference $97,847)                       1,779         2,060
 Common stock, $.01 par value, 30,000,000
  and 20,000,000 shares authorized; 18,375,564
  and 16,900,252 shares issued and outstanding             183,755       169,003
 Additional paid-in capital                             15,352,386    14,824,048
 Accumulated deficit                                   (17,253,550)  (17,185,851)
                                                      ------------  ------------
         Total stockholders' deficit                    (1,708,085)   (2,183,195)
                                                      ------------  ------------
         Total liabilities and stockholders' deficit  $    893,920  $    968,522
                                                      ============  ============

  The accompanying notes are an integral part of these financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2000 and 1999

                                                    2000            1999
                                                                (as restated)

Revenues:
  Sales of antimony products and other       $     5,016,661   $   4,710,278

  Cost of antimony production                      4,037,289       3,511,097
  Freight and delivery                               506,482         323,003
                                                 -----------   -------------

Gross profit                                         472,890         876,178
                                                 -----------   -------------

Other operating expenses:
  Exploration and evaluations                                         53,985
  Reclamation-antimony                                25,615          51,150
  Care, maintenance, and reclamation-Yellow Jacket   241,244         146,882
  General and administrative                         631,869         400,432
  Sales expenses                                     339,267         337,309
                                                 -----------   -------------
                                                   1,237,995         989,758
                                                 -----------   -------------
Other (income) expense:
  Gain from accrued reclamation costs adjustment                    (70,000)
  Gain from accounts payable adjustment             (29,322)        (16,440)
  Interest expense                                  157,145         185,985
  Factoring expense                                 100,956         106,742
  Interest income and other                          (8,459)        (12,190)
                                                 ----------   -------------
                                                    220,320         194,097
                                                 ----------   -------------

Loss before extraordinary item                     (985,425)       (307,677)
Extraordinary gain on conversion of debts to common
 stock                                              917,726          77,591
                                                 ----------   -------------

Net loss                                      $     (67,699)  $    (230,086)
                                              =============   =============

Basic net loss per share of common stock
 Before extraordinary item                    $       (0.06)  $       (0.02)
 Extraordinary item                                    0.05             Nil
                                              -------------   -------------
 Net loss                                     $       (0.01)  $       (0.02)
                                              =============   =============

Basic weighted average shares outstanding        17,772,693      14,597,917
                                              =============   =============

Diluted net loss per share of common stock
 Before extraordinary item                    $       (0.06)  $       (0.02)
 Extraordinary item                                    0.05             Nil
                                              -------------   -------------
 Net loss                                     $       (0.01)  $       (0.02)
                                              =============   =============

Diluted weighted average shares outstanding      17,772,693      14,839,455
                                              =============   =============

  The accompanying notes are an integral part of these financial statements.
                                   F-3

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 2000 and 1999

                              Preferred Stock
                    Series A     Series B          Series C             Common Stock    Additional
                                                                                          Paid     Accumulated
                 Shares Amount Shares Amount    Shares     Amount    Shares    Amount   In Capital   Deficit        Total

Balances, December
31, 1998           4,500 $45  750,000 $7,500   2,560,762  $25,608  13,425,925 $134,259 $14,079,260 $(16,955,765) $(2,709,093)

Issuance of common
stock for cash
purchased by
employees                                                               4,800       48       1,152                     1,200

Issuance of common
stock in exchange
for services                                                           40,000      400       9,600                    10,000

Issuance of common
stock for conversion
of debts                                                            1,036,761   10,368     729,656                   740,024

Issuance of common
stock to employees
for compensation                                                       20,000      200       2,400                     2,600

Issuance of common
stock to directors
for compensation                                                       18,000      180       1,980                     2,160

Conversion of series
C preferred stock
to common stock                               (2,354,766)  (23,548) 2,354,766   23,548

Net loss                                                                                               (230,086)    (230,086)
                  ----- --- -------  ------   -----------  -------- --------- --------  ---------- ------------  -----------
Balances December
31, 1999          4,500 $45 750,000  $7,500      205,996   $ 2,060 16,900,252 $169,003 $14,824,048 $(17,185,851) $(2,183,195)
(as restated)

Issuance of common
stock for cash                                                        682,511    6,825     223,175                   230,000

Exercise of stock
warrants                                                              100,000    1,000      24,000                    25,000

Issuance of common
stock for services                                                    300,000    3,000     150,000                   153,000

Issuance of common
stock as settlement
of debt                                                               250,000    2,500      78,125                    80,625

Conversion of series
C preferred
stock to common stock                               (28,092)   (281)    28,092     281

Issuance of common
stock to former Series C
preferred stockholders                                                  35,542     355       3,910                     4,265

Warrants issued for
consulting services                                                                         10,000                    10,000

Warrants issued in
connection with convertible
debentures                                                                                  29,628                    29,628

Common stock issued
to directors for compensation                                        79,167      791         9,500                    10,291

Net loss                                                                                                (67,699)     (67,699)
                   ----- ---- ------- ------  --------  ------   ---------- --------   ----------- ------------  -----------
Balances, December
31, 2000           4,500 $45  750,000 $7,500   177,904  $1,779   18,375,564 $183,755   $15,352,386 $(17,253,550) $(1,708,085)
                   ===== ==== ======= ======  ========  ======   ========== ========   =========== ============  ===========

  The accompanying notes are an integral part of these financial statements.
                                  F-4

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 2000 and 1999

                                                                2000            1999
                                                            (as restated)

Cash flows from operating activities:
 Net loss                                                  $     (67,699)  $ (230,086)
 Adjustments to reconcile net income (loss) to
   net cash provided by operations:
     Depreciation                                                133,666      130,714
     Amortization of deferred financing charges                   18,711
     Write off of capitalized start-up costs                                    8,590
     Extraordinary gain on conversion of debts to common stock  (917,726)     (77,591)
     Gain from accrued reclamation costs adjustment                           (70,000)
     Gain from accounts payable adjustment                       (29,322)     (16,440)
     Provision for doubtful accounts                             (20,000)      50,000
     Issuance of common stock to directors as compensation        10,291        2,160
     Issuance of common stock to employees as compensation                      2,600
     Issuance of common stock and warrants for services          163,000       10,000
     Issuance of common stock to former Series C holders           4,265
     Change In:
      Restricted cash                                             (8,291)          (6)
      Accounts receivable                                        (39,363)    (110,205)
      Inventories                                                 55,142       88,799
      Restricted cash for reclamation bond                        55,736
      Deferred financing charges                                 (82,500)
      Accounts payable                                            (8,620)     228,863
      Accrued payroll and property taxes                         (22,079)      95,185
      Accrued payroll and other                                  (42,784)      35,752
      Judgments payable                                            2,835       11,780
      Accrued debenture interest payable                          36,769       13,250
      Payable to related parties                                   2,179        5,206
      Accrued reclamation costs                                  (35,299)    (118,585)
                                                              ----------   ----------
        Net cash provided by operating activities               (791,089)      59,986
                                                              ----------   ----------

Cash flows from investing activities:
 Purchase of properties, plants and equipment                    (38,499)     (76,417)
                                                              ----------   ----------
        Net cash used in investing activities                    (38,499)     (76,417)
                                                              ----------   ----------

Cash flows from financing activities:
 Proceeds from issuance of common stock and warrants             230,000
 Exercise of warrants                                             25,000
 Proceeds from bank term note payable                            250,000      259,484
 Payments on notes payable to bank                              (219,963)    (200,330)
 Change in checks issued and payable                              61,589       14,455
 Proceeds from issuance of convertible debentures              1,022,992
 Payments on note payable to Bobby C. Hamilton                  (540,030)     (57,178)
                                                              ----------   ----------
        Net cash provided by financing activities                829,588       16,431
                                                              ----------   ----------

Net decrease in cash                                                   0            0
Cash, beginning of year                                                0            0
                                                              ----------   ----------
Cash, end of year                                             $        0   $        0
                                                              ==========   ==========

  The accompanying notes are an integral part of these financial statements.
                                   F-5

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows, Continued:
for the years ended December 31, 2000 and 1999

                                                               2000          1999

Supplemental disclosures:
 Cash paid during the year for interest                   $     119,866  $ 157,239
                                                          =============  =========

 Noncash financing activities:
   Discount on debentures payable for detachable warrants        29,682
   Judgment payable converted to common stock                              144,339
   Debentures payable converted to common stock                            335,000
   Accrued debenture interest payable converted to common stock            347,397
   Series C preferred stock converted to common stock                281    23,548
   Note payable to Bobby C. Hamilton converted to common stock   958,321


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

The financial statements have been prepared on a going concern basis which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2000, the Company had negative working capital of approximately $850,000, an accumulated deficit of approximately $17.2 million and a total stockholders' deficit of approximately $1.7 million. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

To improve the Company's financial condition, the following actions have been initiated or taken by management:

   -In 2000 and 1999, the Company devoted substantial efforts to the research and development of new antimony products and applications.These efforts have resulted in advances in the Company's preparation, packaging, and quality of the antimony products it delivers to customers. The Company believes that it will be able to stay competitive in the antimony business and generate increasing profits because of these advances.

   -In 2000 and 1999, the Company converted debts totaling $958,321 and $826,736, respectively, of principal and accrued interest into common stock of the Company.

   -During 2000, the Company negotiated a financing arrangement with a Canadian investment banking firm, that provides borrowings of up to $1.5 million in convertible debentures and related warrants. Pursuant to this arrangement, the Company borrowed $675,000 in 2000.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

1. Background of Company and Basis of Presentation, Continued:

   -In 2000, the Company generated $255,000 through sales of 682,511 shares of its unregistered common stock and warrants to existing shareholders and the exercise of 100,000 stock purchase warrants. The Company plans to raise equity funding through additional stock sales in 2001. However, there can be no assurance that the Company will be able to successfully raise additional capital through the sale of its stock.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

3.Summary of Significant Accounting Policies, Continued:

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

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

5. Inventories:

The major components of the Company's inventories at December 31, 2000 and 1999, were as follows:

                             2000              1999

  Antimony Metal        $     32,187     $     58,365
  Antimony Oxide             118,728          206,316
  Sodium Antimonate           70,542           11,918
                        ------------     ------------
                        $    221,457     $    276,599
                        ============     ============

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

6. Properties, Plants and Equipment:

The major components of the Company's properties, plants and equipment at December 31, 2000 and 1999 were as follows:

                                               2000           1999

Gold mill and equipment(1)                $     37,890   $    37,890
Gold mining equipment (1)                    1,265,392     1,265,392
Antimony mining buildings and equipment (2)    168,746       168,746
Antimony mill and equipment(2)                 518,190       518,190
Chemical processing and office buildings       256,067       255,447
Chemical processing equipment                  887,467       852,811
Other                                           80,178        76,955
                                          ------------   -----------
                                             3,213,930     3,175,431
Less accumulated depreciation                2,967,680     2,834,014
                                          ------------   -----------
                                          $    246,250   $   341,417
                                          ============   ===========

(1) The Company has removed the mill at Yankee Fork and most of the mining and milling equipment as part of the reclamation process. Substantially all of the remaining assets are fully depreciated.

(2) At December 31, 2000 and 1999, substantially all of these assets are fully depreciated and the antimony milling buildings and equipment are idle.


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


                                         December 31, 2000
                               ASSETS
                Current assets                                $    48,908
                Noncurrent assets                                  78,973
                                                              -----------
                 Total assets                                 $   127,881
                                                              ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

                Current liabilities                           $    69,359
                Stockholders' equity                               58,522
                                                              -----------
                 Total liabilities and stockholders' equity   $   127,881
                                                              ===========



United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

7.Investment in USAMSA, Continued:

                                                           For the year ended
                                                           December 31, 2000
           Revenues:
               Income from antimony processing               $    16,145
               Processing costs                                  (42,995)
                                                             -----------

           Gross loss                                            (26,850)
                                                             -----------

           Other income and (expense):
               Administrative and other costs                     (1,051)
               Other income                                        3,023
                                                             -----------

           Net loss                                          $   (24,878)
                                                             ===========

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

9. Due to Related Parties:

Amounts due to (from) related parties at December 31, 2000 and 1999 were as follows (see also Note 17):

                                               2000          1999
Entity owned by John C. Lawrence,
    president and director                 $     (503)   $       788
John C. Lawrence, president and director       10,810          7,340
                                           ----------    -----------
                                           $   10,307    $     8,128
                                           ==========    ===========


Transactions affecting the payable to Mr. Lawrence during 2000 and 1999 were as follows:

                                               2000           1999

Balance, beginning of year                 $    7,340    $     2,485
Equipment rental charges                       29,709         30,616
Payments                                      (26,239)       (25,761)
                                           ----------    -----------
Balance, end of year                       $   10,810    $     7,340
                                           ==========    ===========



United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

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
 personally guaranteed by John C. Lawrence.                         88,257

Note payable under a $60,000 revolving line-of-credit dated
 December 26, 2000; bearing interest at 11.5%; collateralized by certain equipment and patented and unpatented mining claims in Sanders County, Montana; principal and accrued interest due at maturity on March 26, 2001; personally guaranteed by
 John C. Lawrence.                                                  36,305

Note payable under a $50,000 revolving line-of-credit dated
 April 2, 2000; bearing interest at 10.5%; collateralized by certain equipment and patented and unpatented mining claims in Sanders County, Montana; principal and accrued interest
 due at maturity on April 2, 2001; personally guaranteed by
 John C. Lawrence.                                                   8,055
                                                                ----------

Total                                                              356,002
Less current portion                                              (150,625)
                                                                ----------
Noncurrent portion                                              $  205,377
                                                                ==========

At December 31, 2000, principal payments on the notes payable to bank are due as follows:

                              Year Ending
                             December 31,

                                2001     $   150,625
                                2002          19,993
                                2003          22,197
                                2004          24,642
                                2005          27,358
                             Thereafter      111,187
                                         -----------
                                         $   356,002
                                         ===========




United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

11. Note Payable to Bobby C. Hamilton:

At December 31, 1999, the Company owed Bobby C. Hamilton ("Hamilton"), an unsecured note payable of $1,538,381, arising from the settlement of litigation brought against Hamilton by the Company in 1995. The terms for repayment of the note included the payment of principal and interest (at 7.5% per annum) equal to 4% of the gross sales of the Company's operations, with a minimum total annual payment of principal and interest of $200,000. During
1999, Mr. Hamilton died and the note went into his personal estate (the
"Estate"). In an effort to improve the Company's financial condition, the Company's management began negotiations during the second quarter of 2000 to extinguish and settle the debt owed the Estate. As a result of management's negotiations, the Company entered into a Settlement and Release of All Claims
Agreement (the "Settlement Agreement") with the Estate on June 23, 2000.  The
Settlement Agreement extinguished the note payable to the Estate in exchange for a cash payment of $500,000 and the issuance of 250,000 shares of the Company's unregistered common stock. The cash payment was financed by the issuance of $600,000 of convertible debentures (see Note 12) pursuant to a financing agreement with Thomson Kernaghan & Co., Ltd., a Canadian investment banker. The Settlement Agreement mutually released both parties from any and all obligations between them, and included the Company's indemnification of the Estate against any liabilities and claims that may result from environmental remediation responsibilities on the Company's Idaho gold properties.

12. Debentures Payable

Thomson Kernaghan & Co., Ltd.

In connection with the Settlement Agreement between the Company and the Estate of Bobby C. Hamilton (see Note 11), the Company entered into a financing agreement (the "Financing Agreement") with Thomson Kernaghan & Co., Ltd.
("TK") on July 11, 2000. The financing agreement provided, among other things, for the sale of up to $1,500,000 of the Company's convertible debentures. In July of 2000, the Company sold an initial tranche of $600,000 of convertible debentures and in August sold a second tranche of $75,000 pursuant to the agreement with TK. In connection with the debenture sales and terms of the Financing Agreement, the Company issued stock purchase warrants totaling 961,538 to the debenture purchasers' agent (TK) and 432,692 stock purchase warrants to the debenture purchasers. The exercise price of the agent and purchaser warrants is the closing bid price as reported by Bloomburg
L.P. on the trading day immediately preceding the July 11, 2000 (The effective date of the Financing Agreement), or $0.39 per share. The warrants expire in July and August of 2005.

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



United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

12. Debentures Payable, Continued:

The debentures are payable in full at their maturity date on June 30, 2002, with interest payable at 10% per annum and due annually. At December 31,2000, $675,000 of convertible debentures had been issued to TK. The Financing
Agreement requires TK to purchase up to $825,000 principal amount of additional debentures upon the Company's request prior to the June 30,2002
Maturity Date if specified conditions precedent are satisfied, including the condition that the closing bid price of the Company's stock must exceed
$0.50 per share.

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

The debentures are transferable, exchangeable for an equal amount of aggregate principal in different denominations, and subject to the same covenants regarding mergers, dispositions, dividend payments, and stock sales as the convertible debentures sold pursuant to the financing agreement with Thomas
Kernaghan & Co., Ltd. (above).

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



United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

12. Debentures Payable, Continued:

At December 31, 2000, debentures payable are as follows:

                    Amount                 Maturing

               $   600,000                June, 2002
                    75,000                August, 2002
                    50,000                November, 2003
                   297,992                December, 2003
               -----------
                 1,022,992
                   (25,543)               Less amortized discount
               -----------
               $   997,449
               ===========

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





United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

14. Stockholders' Deficit, Continued:


Transactions in stock warrants are as follows:
                                         Number of    Exercise   Expiration
                                         Warrants     Prices     Date
Balance, December 31, 1998               1,094,356   $ 0.25-0.80

Warrants issued to John C.
Lawrence, president and director,
in connection with his personal guarantee
of a financing arrangement                 250,000   $      0.25     (A)

Warrants issued to a stockholder and
consultant as compensation for services    100,000   $      0.55     (B)

Warrants expired                          (225,000)  $ 0.50-0.70
                                        ----------

Balance, December 31, 1999               1,219,356   $ 0.25-0.80
                                        ----------

Warrants issued as compensation
for consulting services                    300,000   $      0.25     (C)

Warrants exercised                        (100,000)  $      0.25

Warrants issued in connection
with issuance of debentures              1,606,417   $ 0.39-0.41     (D)

Warrants issued in connection
with stock sale                             48,077   $      0.39     (E)

Warrants expired                          (669,356)  $ 0.70-0.80
                                        ----------

Balance December 31, 2000                2,404,494
                                        ==========


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






United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

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

In November 1999, the Company entered into a Settlement Agreement and Release of all Claims ("the Agreement") with Ronald Michael Meneo, Trustee of the
Walter L. Maguire 1935-1 Trust ("the Trust") and Walter L. Maguire Sr., beneficiary of the Trust and stockholder and former director of the Company.
The Agreement settled litigations brought by the Trust against the Company for default on certain debentures of the Company held by the Trust and the resulting counterclaim against the Trust and Mr. Maguire by the Company. The
Agreement called for the issuance of 790,909 shares of the Company's unregistered common stock to the Trust in exchange for the extinguishment of all indebtedness claimed owing to the Trust or Mr. Maguire. In connection with the issuance, the Company extinguished $335,000 of debenture principal and $347,397 of related accrued interest thereon. The Company recorded an addition to paid-in-capital (see Note 20.) of $534,101 on the extinguishment based upon the value of the restricted shares issued at the time.

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




United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

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



United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

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


United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

14. Stockholders' Deficit, Continued:

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

16. Loss Per Common Share:

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the year ended December 31, 1999:
                                                                 Per Share
                                         Loss        Shares       Amounts

Basic EPS:
Net loss before extraordinary item  $  (307,677)   14,597,927   $   (0.02)
Common stock warrants (1)
Series C preferred stock (2)                          241,528         Nil
                                    -----------    ----------   ---------
Diluted EPS:
Net loss before extraordinary item  $  (307,677)   14,839,455   $   (0.02)
                                    ===========    ==========   =========

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


United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

17. Related-Party Transactions:

In addition to transactions described in Notes 4, 7, 9, 10, 12, and 14 during 2000 and 1999, the Company had the following transactions with related parties:

   - During 2000 and 1999, the Company issued 79,167 and 18,000, respectively, shares of its unregistered common stock to members of the Board of Directors for their duties as directors. The issuances have been recorded in the consolidated financial statements as if they were issued in the year they were earned. The stock awards were recorded as compensation expense (director's fees) based upon the estimated value of the stock at the date of issuance.

   - In February 1999, the Board of Directors nominated Leo Jackson to serve as a director. Mr. Jackson is a stockholder of the Company and owns 31.4% of Production Minerals Inc.,which has an indirect interest of 25% in the stock of USAMSA (see Note 7).

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

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

In July of 2000, the Company entered into a financing agreement with Thomson Kernaghan & Co., Ltd. (see Note 12). The financing agreement provided, among other things, for the sale of up to $1,500,000 of the Company's convertible debentures. The Financing Agreement also contained a registration rights agreement in which Company agreed to register the debenture purchasers' resale of the shares of common stock issued upon conversion of the debentures and upon exercise of the related purchasers and agents warrants. The registration rights agreement also provides for liquidated damages to be due if the Company fails to have an effective registration statement filed by the registration deadline. The liquidated damages are calculated as two percent (2%) per month of the aggregate value of the principal amount of the debentures outstanding combined with the aggregate exercise prices of the outstanding purchasers' and agent's warrants issued in connection with the convertible debentures, accrued on a daily basis subsequent to the registration deadline. At December 31, 2000, the Company did not have a registration statement yet effective, and the registration deadline had past. The Company has not accrued any liability associated with liquidated damages that may be due (of approximately $38,000 for the period from the registration deadline to December 31, 2000) as of December 31, 2000, as the Company's management and its legal counsel believes that while it is reasonably possible that Thomson Kernaghan & Co., Ltd. will assert a liquidated damages claim against the Company, it is most likely not probable, based upon the circumstances surrounding the late registration filing and other factors.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

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

Judgments payable of $43,480 and $40,645, at December 31, 2000 and 1999, respectively, approximate their carrying value based upon the judgment's repayment requirements. The fair value of the Company's convertible debentures and accrued interest of $997,449 and $47,324, respectively, at December 31, 2000, approximate their carrying value based on management's estimate the fair values of comparable debt instruments.
                                     F-26

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements, Continued:

20. Restatement:

As discussed in Note 14, in 1999 the Company settled litigations brought by a trust associated with a former director of the Company. As a result of the settlement, the Company issued 790,909 shares of its unregistered common stock to the trust in exchange for the extinguishment of $682,397 of indebtedness claimed owing to the trust. The Company recorded the transaction by recognizing an extraordinary gain of $534,101 on the extinguishment based upon the value of the restricted shares issued at the time.

In connection with the filing of a registration statement with the Securities and Exchange Commission ("the Commission") begun in 2000, the Commission commented that if the trust was a related party to the Company, the transaction may in essence be a capital transaction and should be classified as a credit to additional paid-in capital versus an extraordinary item. Although the Company believes the trust was not a related party as defined by generally accepted accounting principles, the Company agreed to restate the 1999 financial statements to reflect the extinguishment as an addition to additional paid-in-capital in an effort to facilitate the effectiveness of the registration statement.

The restatement has no effect on total stockholders' deficit or net loss from operations as previously reported, the effects on accumulated deficit, additional paid-in-capital, extraordinary gain on conversion of debt to common stock, and net loss are illustrated as follows:

                                                As previously
                                                   reported     As restated

Additional paid-in capital                      $ 14,289,947    $ 14,824,048
Accumulated deficit                              (16,651,750)    (17,185,851)
                                                ------------    ------------
    Total stockholders' deficit                   (2,183,195)     (2,183,195)
                                                ------------    ------------
    Total liabilities and stockholders' deficit $    968,522    $    968,522
                                                ============    ============

Loss before extraordinary item                      (307,677)       (307,677)
Extraordinary gain on conversion of debts
to common stock                                      611,692          77,591
                                                ------------    ------------

Net income (loss)                               $    304,015    $   (230,086)
                                                ============    ============

Basic and diluted net income (loss)
per share of common stock
    Before extraordinary item                   $      (0.02)   $      (0.02)
    Extraordinary item                                  0.04             Nil
                                                ------------    ------------
      Net income (loss)                         $       0.02    $      (0.02)
                                                ============    ============