Form 10KSB
period 2001-12-31
UNITED STATES ANTIMONY CORP
filed 2002-04-11
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] 	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    	OF 1934

                  For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   	EXCHANGE ACT OF 1934

                   For the transition period_______to_______

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

Yes  X       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $3,436,564.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $3,178,940 as of March 4, 2002.

At March 4, 2002, the registrant had 26,906,959 outstanding shares of par value $.01 common stock.

                                  TABLE OF CONTENTS

                                       PART I

ITEM 1.     DESCRIPTION OF BUSINESS....................................1
             General...................................................1
             History...................................................1
             Overview-2001.............................................1
             Risk Factors..............................................2
             Antimony Division.........................................4
             Zeolite Division..........................................5
             Gold Division.............................................6
             Environmental Matters.....................................7
             Employees.................................................9
             Other.....................................................9

ITEM 2.     DESCRIPTION OF PROPERTIES..................................9
             Antimony Division.........................................9
             Gold Division.............................................9
             Zeolite Division.........................................10

ITEM 3.     LEGAL PROCEEDINGS.........................................10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......10

                                       PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
     	      MATTERS...................................................10

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
     	      OPERATIONS................................................11

ITEM 7.     FINANCIAL STATEMENTS......................................13

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     	      ACCOUNTING AND FINANCIAL DISCLOSURE.......................13

                                      PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
     	      PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT.......................................................13

ITEM 10.    EXECUTIVE COMPENSATION....................................14

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     	      MANAGEMENT................................................14

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............16

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K..........................18

SIGNATURES............................................................21

FINANCIAL STATEMENTS..............................................F1-F24

PART I

Item 1.  Description of Business

General

Explanatory Note: As used in this report, the terms "we," "us" and "our" are used to refer to United States Antimony Corporation and, as the context requires, its management.

     Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

  -discuss our future expectations;
	 -contain projections of our future results of operations or of our
		 financial condition; and
	 -state other "forward-looking" information.

History

     AGAU Mines, Inc., our corporate predecessor, was incorporated in June 1968 as a Delaware corporation to explore, develop and mine gold and silver properties. United States Antimony Corporation was incorporated in Montana in January 1970 to mine and produce antimony products. In June 1973, AGAU Mines, Inc. was merged with and into us, with United States Antimony Corporation being the surviving corporation in the merger. In December 1983, we suspended antimony mining operations when it became possible to purchase antimony raw materials more economically from foreign sources. Our principal business has been the production and sale of antimony products, the mining, milling and sale of gold, and recently, the production of zeolite products.

Overview-2001

Antimony Sales

     During 2001, sales of our antimony products decreased approximately 30%. The decrease was primarily due to negative economic conditions experienced by many of our antimony customers. We believe that as economic conditions improve our antimony sales will return to higher levels.
Bear River Zeolite, Inc.

     We made substantial progress during 2001 in developing the processing plant at our Bear River Zeolite ("BRZ") subsidiary's Idaho site. In addition, during 2001, our sales and technical staff conducted research activities of various applications for zeolite and identified several potential zeolite customers that would benefit from using our zeolite products. We are optimistic that our zeolite subsidiary will play an important role in our future business operations.

Debenture Conversions

     In 2001, holders of 100% of the outstanding convertible debentures, converted their debentures, including $1,022,992 of principal, accrued interest of $131,510 and $70,000 of accrued late registration penalties, into 6,012,846 shares of our common stock at the rate of $0.20 per share. The conversions have relieved us from the debentures' repayment obligations and contractual restrictions, and significantly reduced our total liabilities.

Yellow Jacket Reclamation

     We almost fully completed our reclamation activities at our Yellow Jacket property during 2001, with only minor tasks left to perform during the 2002 field season. Yellow Jacket reclamation has been a cash drain on our resources since our abandonment of the operation in 1999.

Risk Factors

     We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed below, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Our liabilities substantially exceed our assets. If we were liquidated before our stockholders' deficit is eliminated, our common shareholders would lose part or all of their investment.

     In the event of our dissolution, the proceeds (if any) realized from the liquidation of our assets will be distributed to our shareholders only after satisfaction of claims of our creditors and preferred shareholders. The ability of a purchaser of shares to recover all or any portion of the purchase price for the shares in that event will depend on the amount of funds realized and the claims to be satisfied by those funds.

We have a negative net worth, have incurred significant losses, and may expect to incur losses in the future.

     We have not generated an operating profit for several years. Instead we have been able to continue operations from gross profit from our antimony operations, sales of common stock and borrowings from banks and others. As of December 31, 2001, we had a stockholders' deficit of $1,167,884; and we anticipate that we will continue to incur net losses for the foreseeable future unless and until we are able to establish profitable business operations and reduce cash outflows from general and administrative expenses and property reclamation costs. As of December 31, 2001, we had total current assets of $234,962 and total current liabilities of $1,464,134, or negative working capital of approximately $1,229,172.

We received an opinion from our auditors as of February 8, 2002 which raises doubt about our ability to continue as a going concern.

     Our audited financial statements for the year ended December 31, 2001, which are included in this report, indicate that there was substantial doubt as of February 8, 2002 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.
We are delinquent or in arrears on significant current liabilities; and collection efforts by creditors could jeopardize our viability as a going concern and close down our operations.

     As of December 31, 2001, we are delinquent on the payment of several current liabilities including payroll and property taxes of approximately $210,000, accounts payable of approximately $538,000, judgments payable in the amount of $46,523 and accrued interest payable in the amount of $14,640. In the absence of payment arrangements, creditors could individually or collectively demand immediate payment and jeopardize our ability to fund operations and correspondingly damage our business. Creditors who are owed taxes have the power to seize our assets for payment of amounts past due and close down our operations.

Capital to meet our future needs may be unavailable on acceptable terms, which would impair our plans to reduce dependence on foreign sources of antimony by developing additional raw material supplies, to develop and expand our present operations and to expand our product lines to include industrial minerals.

     To fund future needs, we may seek to obtain additional capital from public or private financing transactions, as well as borrowing and other resources. However, we have a limited amount of authorized but unissued or unreserved shares of common stock available for issuance; and we therefore may not be able to meet our capital needs with equity funding unless and until our shareholders authorize additional common stock. If additional shares are authorized in the future, the issuance of equity or equity-related securities to raise additional cash would result in dilution to our present stockholders. Further, additional debt funding may not be available on favorable terms, if at all.

Our existing debt is secured by pledges of substantially all of our assets. Therefore, a default in the payment of the secured debt could result in a loss of the related assets and our ability to continue operations.

     As of December 31, 2001, our bank debt in the amount of $461,276 is secured by a collateral pledge of substantially all of our mining equipment as well as our patented and unpatented mining claims in Sanders County, Montana. In the event we are unable to pay the bank debt as it matures, there is a risk the bank may foreclose its security interest and we would lose all or a portion of our equipment as well as our patented and unpatented mining claims.

We may be subject to civil liabilities, including fines and other penalties imposed by federal and state security agencies, for issuing shares of stock without a restrictive legend or for selling unregistered securities without an available exemption.

     During the first quarter of 2000, the Company issued 150,000 shares of common stock to Bluewater Partners, Inc. as compensation for fiscal advisory and consulting services. The stock certificate was issued without a restrictive legend. Management was subsequently informed by legal counsel that the certificate should have born a restrictive legend. We undertook to retrieve the share certificate from Bluewater Partners, Inc.; however, we were unsuccessful.

     In addition, we have sold stock in transactions which may not qualify for exemption from the registration requirements of the Securities Act of 1933. The proceeds of these sales aggregated not more than $66,800 through December 2001. As a result, we may be subject to civil liabilities, including liability to the purchasers to rescind the stock sales, as well as fines and penalties imposed by federal and state securities agencies. The likelihood of a claim and the ultimate outcome if a claim is asserted cannot be determined at this time. A rescission claim may be brought by a purchaser up to three years after the stock sale. In the event a claim is made, and the Company is unable to pay it may not be able to fund its present level of operations which may result in a reduction in the stock price and result in an adverse effect on new shareholders. The Company does not presently have cash available to rescind these stock sales.

Our current and former operations expose us to risks of environmental liabilities.

     Our research, development, manufacturing and production processes may involve the controlled use of hazardous materials, and we may be subject to various environmental and occupational safety laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and some waste products. The risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result and any liability could exceed our financial resources. We also have three ongoing environmental reclamation and remediation projects, one at our current production facility in Montana and two at discontinued mining operations in Idaho. Adequate financial resources may not be available to ultimately finish the reclamation activities if changes in environmental laws and regulations occur; and these changes could adversely affect our cash flow and profitability. We do not have environmental liability insurance now; and we do not expect to be able to obtain insurance at a reasonable cost. If we incur liability for environmental damages while we are uninsured, it could have a harmful effect on us and our financial condition. The range of reasonably possible losses from our exposure to environmental liabilities in excess of amounts accrued to date cannot be reasonably estimated at this time.

Our accruals for environmental obligations are current liabilities.

     We have accruals totaling $225,163 on our balance sheet at December 31, 2001, for our environmental reclamation responsibilities, $137,639 of which are classified as current based on the requirements of regulatory agencies directing the reclamations. If we are not able to adequately perform our reclamation activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

Antimony Division

     Our antimony mining properties, mill and metallurgical plant are located in the Burns Mining District of Sanders County, Montana, approximately 15 miles west of Thompson Falls. We hold 12 patented lode claims, some of which are contiguous, and 2 patented mill sites. We have no "proven reserves" or "probable reserves" of antimony, as these terms are defined by the Securities and Exchange Commission.

     Prior to 1984, we mined antimony ore underground by driving drifts and using slushers in room and pillar type stopes. Mining was suspended in December 1983, because antimony could be purchased more economically from foreign sources. Our underground antimony mining operations may be reopened in the future should raw material prices warrant doing so. We now purchase the majority of our raw antimony from China (approximately 70%) and, to a lesser degree, Canada (approximately 15%). Antimony metal from Chinese sources has been obtained primarily through brokers. In addition, we obtain antimony metal from other foreign and domestic sources.

     Because we depend on foreign sources for raw materials, there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by us. Changes in antimony metal export policy by the Chinese government could impair availability of antimony metal and/or could increase antimony metal prices, which could result in curtailed production, decreased profits, operating result fluctuations or breach of contractual obligations to provide antimony products to our customers.

     We currently own 50% of the common stock of United States Antimony, Mexico S.A. de C.V. ("USAMSA"), which was formed in April 1998. During 1998 and 1999, we invested capital and surplus equipment from our Thompson Falls antimony operation in USAMSA, which was used for the construction of an antimony processing plant in Mexico. During the later part of 2000 we finalized our 50% investment in USAMSA. To date, two antimony processing furnaces and a warehouse building have been built and limited antimony processing has taken place. During 2001, USAMSA was idle and had no production activities due to depressed antimony prices. USAMSA is pursuing the assignment of mining concessions in the Mexican states of Zacatecas, Coahuila, Sonora, Queretaro and Oaxaca. We hope USAMSA will begin in future years to produce antimony metal and other products as processing opportunities become available and as antimony prices dictate, although there can be no assurance USAMSA will be profitable.

     From refined antimony metal, we produce four antimony oxide products of different particle size using proprietary furnace technology, several grades of sodium antimonate using hydro metallurgical techniques, and specialty antimony compounds. Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper. Antimony oxide is also used as a color fastener in paint, as a catalyst for production of polyester resins for fibers and film, as a phosphorescent agent in fluorescent light bulbs and as a pacifier for porcelains. Sodium antimonate is primarily used as a fining agent (degasser) for glass in cathode ray tubes used in computer monitors and color television bulbs and as a flame retardant. We also sell antimony metal for use in bearings, storage batteries and ordnance.

     We estimate (but have not independently confirmed) that our present share of the domestic market for antimony oxide products is approximately 5% to 6%. We have only one principal domestic competitor to the best of our knowledge. The balance of domestic sales are foreign imports (primarily from Chinese and Belgian suppliers).

     In recent years we made substantial improvements to our analytical and chemical research capabilities. Since March 1998, we have employed a Chief Chemist who has devoted approximately 50% of his working time to research and development activities. We have continued to pursue research and development activities that have resulted in advances in our preparation, packaging and quality of our antimony products. We believe that our ability to meet customer product specifications gives us a competitive advantage. We believe that we will be able to stay competitive in the antimony business because of these advances. However, many of our competitors in the antimony industry have substantially more capital resources and market share than us. Therefore, our ability to maintain market share can be significantly affected by factors outside of our control.

     For the year ended December 31, 2001, we sold 3,607,139 pounds of antimony products generating approximately $3.3 million in revenues. During 2000, we sold 5,039,327 pounds of antimony products generating approximately $4.7 million in revenues. During 2001 and 2000, approximately 34% and 20%, respectively, of our antimony sales were made to one customer. In addition, during 2001 and 2000, 12% and 11% of our revenues were generated by antimony product sales to a second individual customer. The loss of our "key" customer could adversely affect business.

Marketing-During the first quarter of 1999, and in prior years dating back to 1991, we marketed our antimony products with HoltraChem, Inc. and later its successor, BCS, in a 50/50 profit sharing arrangement. In March 1999, we notified BCS that we were terminating the agreements that HoltraChem had assigned BCS, and that we would market and distribute antimony products independently. As a result we took steps to market our products to existing and prospective customers, and have been able to do so successfully. We employ full-time marketing personnel and have negotiated various commission based sales agreements with other chemical distribution companies.

Antimony Price Fluctuations-Our operating results have been, and will continue to be, directly related to the market prices of antimony metal, which have fluctuated widely in recent years. During 2001, antimony prices declined to a 35-year low. The volatility of prices is illustrated by the following table which sets forth the average prices of antimony metal per pound as reported by sources deemed reliable by us.


    Year         Average Price

    2001            $0.58
    2000             0.67
    1999             0.58
    1998             0.63
    1997             0.93
    1996             1.60
    1995             2.28


     The range of sales prices for antimony oxide per pound was as follows for the periods indicated:

              Year       High      Low      Average Price

              2001      $5.99     $0.66       $0.93
              2000       5.88      0.65        0.99
              1999       5.52      0.65        0.85
              1998       5.57      0.83        1.13
              1997       5.75      0.98        1.41
              1996       4.50      1.53        1.86
              1995       3.12      0.89        2.56


     Antimony metal prices are determined by a number of variables over which we have no control. These include the availability and price of imported metals, the quantity of new metal supply, and industrial and commercial demand. If metal prices decline and remain depressed, our revenues and profitability may be adversely affected.

     We use various antimony raw materials to produce our products. We obtain antimony raw material from sources in China, Canada and the U.S. Purchases from Canadian and U.S. sources have been made at world market prices, as established by the London Metals Bulletin from time to time. Antimony metal from Chinese sources has been supplied by Fortune America Trading Ltd., a New Jersey-based dealer, pursuant to a long-term supply contract to supply antimony metal at a fixed price. Our USAMSA venture is intended eventually to reduce our dependence on foreign sources; but during 2001 USAMSA was idle and it is not expected to provide sufficient raw material for several years.

     After a modest increase in antimony metal prices during 2000, antimony metal prices plunged to a 35-year low during 2001. Low metal prices, combined with substantial cutbacks in orders from our customers, led to an overall decrease in antimony product sales for 2001 of approximately 30% from the prior year. We believe that adverse economic conditions were primarily responsible for the decrease in customer orders; we are confident that as economic conditions improve our customers orders will increase.

Zeolite Division

     We own 75% of Bear River Zeolite Company ("BRZ"), an Idaho corporation incorporated on June 1, 2000. BRZ has entered into a lease with Webster Farm, L.L.C. The lease entitles BRZ to surface mine and process zeolite on property located in Preston, Idaho in exchange for a royalty payment. The royalty is a percentage of the unprocessed ore sale price which varies between 5%-7%. The minimum annual royalty during the first five years is $1,000. The royalty is also payable on zeolite mined on adjacent BLM ground on which BRZ has located additional claims, if BRZ accesses those claims across the leased property.

BRZ is has constructed a processing plant on the property and is currently improving its productive capacity. We lease mining and processing equipment to BRZ; and we have advanced development and start-up costs of approximately $390,000. During 2001, we deployed our mining equipment to BRZ and began limited zeolite production operations. During the fourth quarter of 2001, we sold approximately 100 tons of zeolite to customers that used the material for a variety of applications. We are pursuing marketing zeolite to entities in the water filtration, environmental remediation and agricultural industries. We are currently taking orders for our zeolite products and are optimistic that orders will continue and increase during 2002.

     We have no "proven reserves" or "probable reserves" of zeolite, as these terms are defined by the Securities and Exchange Commission.

     "Zeolite" refers to a group of minerals that consist of hydrated aluminosilicates that loosely hold cations such as calcium, sodium, ammonium and potassium. Water is held in cavities in the lattice. Because of its ability to exchange one cation for another, a process known as "cation-exchange capacity," zeolite is used for separating cations and is often referred to as a "molecular sieve." BRZ's zeolite deposits have characteristics which make the mineral useful for a variety of purposes including:

	-Soil Amendment and Fertilizer.  We plan to produce a fertilizer
	which will combine ammoniated zeolite with phosphate.  (Ammonium contains
	nitrogen, a plant nutrient.)  Zeolite has been successfully used to fertilize
	golf courses, sports fields, parks and common areas, and high value crops,
	including corn, potatoes, soybeans, red beets, acorn squash, green beans,
	sorghum sudangrass, Brussels sprouts, cabbage, carrots, tomatoes, cauliflower,
	radishes, strawberries, wheat, lettuce and broccoli.

	-Water Filtration.  Zeolite is used for particulate removal in
	swimming pools and municipal water systems, and for the removal of ammonium in
	fisheries, fish farms, and aquariums.

	-Sewage Treatment. Zeolite is used in sewage treatment plants to remove nitrogen from waste streams and to deodorize methane gas.

	-Nuclear Waste and Other Environmental Cleanup.  Zeolite has shown
	a strong ability to selectively remove strontium, cesium and various other
	radioactive isotopes from solution.  Zeolite can also be used for the cleanup
	of soluble metals such as mercury, chromium, lead, zinc, arsenic, molybdenum,
	nickel, cobalt, antimony, calcium, silver and uranium.

	-Odor Control.  A major cause of odor around cattle, hog, and
	poultry feed lots is the generation of the ammonium in urea and fecal
	material.  The ability of zeolite to absorb ammonium prevents the formation of
	ammonia gas which generates the odor.

	-Gas Separation.  Zeolite has been used for some time to separate
	gases, to re-oxygenate of downstream water from sewage plants, smelters, pulp
	and paper plants, and fish ponds and tanks, and to remove carbon dioxide,
	sulfur dioxide and hydrogen sulfide from methane generators as organic waste,
	sanitary landfills, municipal sewage systems and animal waste treatment
	facilities.

	-Miscellaneous Uses.  Other uses include catalysts, petroleum
	refining, building applications, solar energy and heat exchange, desiccants
	and carriers for insecticides, pesticides and herbicides.

Gold Division

     Yankee Fork Mining District. Until 1989, we mined and milled gold and silver in the Yankee Fork Mining District in Custer County, Idaho. The site is currently undergoing environmental remediation pursuant to an Idaho Department of Environmental Quality consent decree. See "Environmental Matters." We own two patented lode mining claims in the Yankee Fork District, which are now idle.

     Yellow Jacket Mining District. During the years from 1991 to 1996 we mined, milled and sold gold bullion produced from the Yellow Jacket mine. The Yellow Jacket property was put on a care and maintenance status. In 1999, we abandoned our leasehold interests and began environmental remediation activity at the Yellow Jacket (see "Environmental Matters") and began reclamation of the Yellow Jacket tailings ponds and pit area.

Environmental Matters

     Our exploration, development and production programs conducted in the United States are subject to local, state and federal regulations regarding environmental protection. Some of our production and mining activities are conducted on public lands. We believe that our current discharge of waste materials from our processing facilities is in material compliance with environmental regulations and health and safety standards. The U.S. Forest Service extensively regulates mining operations conducted in National
Forests. Department of Interior regulations cover mining operations carried out on most other public lands. All operations by us involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by federal, state and local governmental authorities. We may be required to prepare and present to the authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. Any changes to our reclamation and remediation plans which may be required due to changes in state or federal regulations could have an adverse effect on our operations. The range of reasonably possible loss in excess of the amounts accrued, by site, cannot be reasonably estimated at this time.

     We accrue environmental liabilities when the occurrence of such liabilities is probable and the costs are reasonably estimable. The initial accruals for all our sites are based on comprehensive remediation plans approved by the various regulatory agencies in connection with permitting or bonding requirements. Our accruals are further based on presently enacted regulatory requirements and adjusted only when changes in requirements occur or when management revises its estimate of costs required to comply with existing requirements. As remediation activity has physically commenced, management has been able to refine and revise its estimates of costs required to fulfill future environmental tasks based on contemporaneous cost information, operating experience, and changes in regulatory requirements. In instances where costs required to complete our remaining environmental obligations are clearly determined to be in excess of the existing accrual, we have adjusted the accrual accordingly. When regulatory agencies require additional tasks to be performed in connection with our environmental responsibilities, we evaluate the costs required to perform those tasks and adjust our accrual accordingly as the information becomes available. In all cases, however, our accrual at year end is based on the best information available at that time to develop estimates of environmental liabilities.

     Yankee Fork Mill Site.     In 1994, the U.S. Forest Service, under the
provisions of the Comprehensive Environmental Response Liability Act of 1980, designated our cyanide leach plant at the Preachers Cove mill, which is located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River, as a contaminated site requiring cleanup of cyanide solution. In 1996, we signed a consent decree related to the reclamation and remediation at the Preachers Cove mill in Idaho as required by the Idaho Department of Environmental Quality, and continued substantial reclamation activities as required by the decree. During 1999, we updated and presented a Phase II reclamation plan to the U.S. Forest Service detailing plans for the final reclamation of the Yankee Fork Mill site. Based upon our analysis of costs required to implement the specific tasks in the Phase II plan, we adjusted the Yankee Fork reclamation accrual to reflect our current estimate of costs required to complete reclamation tasks.

     At December 31, 2000, the cyanide solution discharge was complete, the mill removed, and most of the cyanide leach residue disposed of. Only earth moving, monitoring activities and containment of the remaining leach residue remain to complete the activities prescribed by the consent decree. Upon completion of reclamation activities at the Preachers Cove mill site pursuant to the consent decree, the site will be closed and the U.S. Forest Service will terminate the consent decree.

     During 2001 and 2000, reclamation activities were at a standstill pending the completion of a biological assessment to be submitted to the National Marine Fisheries Service and the U.S. Fish and Wildlife Service. In 2001, the Idaho Department of Environmental Quality advised us that the ground water monitoring requirements would be extended by an additional two years and we accordingly increased our reclamation accrual at the property by $11,000. During the latter half of 2001, we were given tenative clearance from the U.S. Forest Service to commence the Phase II reclamation work, although comments from the National Marine Fisheries service were still pending.

     Antimony Processing Site.     We have environmental remediation
obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site"). Under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality, we have performed substantial environmental reclamation activities during 1999 and 2000. These activities included installation of a PVC liner and a geotextile layer on two of the tailings ponds and the removal of approximately 25,000 yards of tailings material from a third pond. We made adjustments increasing our reclamation accruals by $51,150 and $25,615 in fiscal years 1999 and 2000, respectively, based upon management's revised estimates of costs to comply with regulatory requirements in effect during the respective years. The regulatory agencies require that, during 2002, we line a storm water pond and construct a water treatment facility and thus fulfill the majority of our environmental responsibilities at the Stibnite Hill Mine site.

     In November of 2001, the Environmental Protection Agency ("EPA") listed two by-products of our antimony oxide manufacturing process as hazardous wastes. Antimony slag and antimony bag house filters are now subject to comprehensive management and treatment standards under subtitle C of the Resource Conservation and Recover Act ("RCRA") and emergency notification requirements for releases to the environment under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The rule becomes effective on May 20, 2002. The new rule will undoubtedly affect our costs of producing antimony products. At December 31, 2001, we had approximately 300 tons of antimony slag material at our site near Thompson Falls, MT. We plan to dispose of as much slag material as possible prior to the rule's effective date, although there can be no certainty that we will be able to do so. We are not able to estimate the total costs that may be associated with the new rule; however, we have increased our reclamation accrual at December 31, 2001, at our antimony processing site by $36,000 based on our best estimate of the costs associated with disposing of our current hazardous waste inventory under EPA universal treatment standards.

     Yellow Jacket Mine. During the second quarter of 1999, we began final reclamation and closure at the Yellow Jacket property. Upon Yellow Jacket's closure, we estimated the required costs and time to perform closure activities, and adjusted the Yellow Jacket reclamation liability on a quarterly basis, re-instating the accrual as costs were incurred (a total of $73,893) to reflect estimated reclamation and closure costs left to incur.

     During the third and fourth quarters of 1999 we began disassembly of the mill and mill buildings and removed tailings waste from the tailings ponds. In 2000, we evaluated progress on Yellow Jacket's closure and reclamation and continued to adjust the reclamation liability for costs as incurred (a total of $86,960) based upon labor and equipment cost experience in 1999 and our estimate of costs related to specific tasks yet-to-complete at year end. The reclamation activity is being overseen by the U.S. Forest Service and the Idaho Department of Environmental Quality. During 2001, reclamation work continued on the clean-up of non-cyanide tailings material at the property;
and at the end of 2001 the project was  substantially complete.   In November
of 2001, we received notification from the U.S. Forest Service outlining only minor tasks to be performed during the 2002 field season. The Forest Service complimented our to-date reclamation efforts, characterizing the site as a potential "showcase for the mining industry." We have reduced our Yellow Jacket reclamation accrual to $9,125 at December 31, 2001, based on our estimate of costs remaining to complete the project

     BRZ. During 2001, we recorded a reclamation accrual for our Bear River Zeolite subsidiary, based on an analysis performed by management and reviewed and approved by regulatory authorities for environmental bonding purposes. The accrual of $7,500 represents the Company's estimated costs of reclaiming, in accordance with regulatory requirements, the acreage disturbed by our zeolite operations.

     General. Reclamation activities at the Yellow Jacket Mine and the Stibnite Hill Mine Site have proceeded informally under supervision of the U.S. Forest Service and applicable State Departments of Environmental
Quality. We have complied with regulators' requirements and do not expect the imposition of substantial additional requirements.

     We have posted cash performance bonds with a bank and the U.S. Forest Service in connection with our reclamation activities. In 2000 and 2001, the U.S. Forest Service released a substantial portion of the environmental bonding funds that had been deposited for remediation of the Yellow Jacket Mine. Upon completion of reclamation activities at the Yellow Jacket Mine and other sites, the bonds will be terminated and the applicable regulatory authorities may release to us up to $87,550.

     We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2001. We have made significant reclamation and remediation progress on all our properties over the past three years and have complied with regulatory requirements in our environmental remediation efforts. The change in amounts accrued for environmental remediation activities in 1999, 2000 and as of December 31, 2001 is as follows:


                             Yankee Fork     Thompson Falls  Yellow Jacket  Bear River
                              Mill Site      Antimony Plant      Mine        Zeolite      Totals

Balance December 31, 1998     $116,028          $272,200       $115,044                  $503,272
                              --------          --------       --------     ---------    --------
Less: Reclamation work                          (169,736)       (73,893)                 (243,629)
Adjustments of Accrued
Remediation Costs              (70,000)           51,150         73,893                    55,043
Balance December 31, 1999     $ 46,028          $153,614       $115,044                  $314,686
                              --------          --------       --------     ---------    --------
Less: Reclamation work               0           (60,913)       (86,960)                 (147,873)
Adjustments of Accrued
Remediation Costs                    0            25,615         86,960                   112,575
Balance December 31, 2000     $ 46,028          $118,316       $115,044                  $279,388
                              --------          --------       --------     ---------    --------
Less: Reclamation work                            (2,806)       (89,757)                  (92,563)
Adjustments of Accrued
Remediation Costs               11,000            36,000        (16,162)    $   7,500      38,338
Balance December 31, 2001     $ 57,028          $151,510       $  9,125     $   7,500    $225,163
                              ========          ========       ========     =========    ========


Employees

     As of December 31, 2001, we employed 20 full-time employees. The number of full-time employees may vary seasonally. None of our employees is covered by any collective bargaining agreement.

Other

     We hold no material patents, licenses, franchises or concessions; but we consider our antimony processing plant proprietary in nature. We use the trade name "Montana Brand Antimony Oxide" for marketing our antimony products.

     We are subject to the requirements of the Federal Mining Safety and Health Act of 1977, the Occupational Safety and Health Administration's regulations, requirements of the state of Montana and the state of Idaho, federal and state health and safety statutes and Sanders County, Lemhi County and Custer County health ordinances.

Item 2. Description of Properties

Antimony Division

     Our principal plant and mine are located in the Burns Mining District, Sanders County, Montana, approximately 15 miles west of Thompson Falls, Montana. We hold 2 patented mill sites and 12 patented lode mining claims covering 192 acres. The lode claims are contiguous within two groups.

     Antimony mining and milling operations were curtailed during 1983 due to continued declines in the price of antimony. We are currently purchasing foreign raw antimony materials and continue to produce antimony metal, oxide and sodium antimonate from our antimony processing facility near Thompson Falls, Montana.

Gold Division

     Yankee Fork Mining District.

          The Estes Mountain properties consist of 2 patented lode mining claims in the Yankee Fork Mining District of Custer County, Idaho. These claims are located approximately 12 miles from our former Preachers Cove Mill. The mill has been dismantled and the property is nearing final reclamation. (See "Description of Business-Environmental Matters.")

     Yellow Jacket Mining District

     The Yellow Jacket property consisted of 12 patented and various unpatented lode mining claims located in the Yellow Jacket Mining District of Lemhi County, Idaho, approximately 70 miles southwest of Salmon, Idaho. During the second quarter of 1999, due to depressed precious metal prices and the absence of a discovery of mineralized material that could be economically mined, we abandoned our leasehold interests in the Yellow Jacket property and began final reclamation and closure activities. (See "Description of Business-Environmental Matters.")

Zeolite Division

     We own 75% of Bear River Zeolite Company ("BRZ"), an Idaho corporation incorporated on June 1, 2000. BRZ has entered into a mining lease with Webster Farm, L.L.C. The lease entitles BRZ to surface mine and process zeolite on property located in Preston, Idaho in exchange for a royalty payment. The royalty is a percentage of the unprocessed ore sale price which varies between 5%-7%. The minimum annual royalty during the first five years is $1,000. The royalty is also payable on zeolite mined on adjacent Bureau of Land Management ("BLM"), ground on which BRZ has located five additional BLM claims, if BRZ accesses those claims across the leased property. BRZ is currently constructing a processing plant on the property. Mining and processing equipment will be leased to BRZ by us and we will advance development and start-up costs.

Item 3. Legal Proceedings

     We are not a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the fourth quarter of 2001, and we did not hold an annual meeting of shareholders during 2001.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Currently, our common stock is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "UAMY." The following table sets forth the range of high and low bid prices as reported by the OTCBB for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                              2001         High        Low

                          First Quarter   $0.41       $0.17
                          Second Quarter   0.53        0.24
                          Third Quarter    0.32        0.17
                          Fourth Quarter   0.31        0.16

                              2000         High        Low

                          First Quarter   $0.95       $0.22
                          Second Quarter   0.88        0.20
                          Third Quarter    0.78        0.32
                          Fourth Quarter   0.41        0.13



The approximate number of record holders of our common stock at March 4, 2002 is 2,700.

We have not declared or paid any dividends to our stockholders during the last five years and do not anticipate paying dividends on our common stock in the foreseeable future. Instead, we expect to retain our earnings for the operation and expansion of our business.

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

Results of Operations

The Company reported a net loss of $976,837 during 2001 compared to net loss of $67,999 in 2000. The net loss in 2001 was incurred from operations. The net loss during 2000 is primarily attributable to a $985,425 loss from operating activities, offset by an extraordinary gain of $917,726 recognized on the conversion of a debt owed the Estate of Bobby C. Hamilton (see below).

Total revenues from antimony product sales for the year ended December 31, 2001, were $3,421,136 compared with $5,016,661 for the comparable period of 2000, a decrease of $1,595,525. The major factor contributing to this decrease in sales of antimony products is the adverse economic conditions experienced by the Company's customers during 2001. Sales of antimony products during the year ended December 31, 2001 consisted of 3,607,139 pounds at an average sale price of $0.93 per pound. During the year ended December 31, 2000, sales of antimony products consisted of 5,039,327 pounds at an average sale price of $1.00 per pound. Combined costs of antimony production and freight and delivery were $3,114,295 or $0.86 per pound sold, for the year ended December 31, 2001, as compared to costs of antimony production and freight and delivery of $4,543,771, or $0.90 per pound sold for the year ended December 31, 2000.

During the year ended December 31, 2001, the Company incurred expenses totaling $392,740 associated with Bear River Zeolite start-up and development. Sales of zeolite products were $15,428, with associated costs of sales of $3,587 during the year ended December 31, 2001. No such costs or sales were incurred during the year ended December 31, 2000, as the subsidiary did not yet exist.

Care, maintenance, and reclamation costs at the Company's Yellow Jacket property decreased from $241,244 during the year ended December 31, 2000, to $10,822 during the year ended December 31, 2001. The decrease was primarily due to the decrease of accrued reclamation cost adjustments during the year ended December 31, 2001, and the property nearing its final reclamation.

General and administrative expenses were $494,950 during the year ended December 31, 2001, compared to $631,869 during the year ended December 31, 2000. The decrease in general and administrative expenses from 2000 to 2001 is primarily due to $153,000 of expenses relating to financial consulting services provided the Company during the first quarter of 2000 that were not incurred during 2001 and the allocation of approximately $76,000 of corporate general and administrative expenses and sales expenses to Bear River Zeolite during 2001.

Sales expenses were $128,259 during the year ended December 31, 2001, compared to $339,267 during the year ended December 31, 2000. The decrease in sales expenses was principally due to management's restructuring of its sales staff with less costly and fewer employees during the year ended December 31, 2001.

Interest expense was $152,070 during the year ended December 31, 2001 and was comparable to interest expense of $157,145 incurred during the year ended December 31, 2000.

Accounts receivable factoring expense was $91,069 during the year ended December 31, 2001. Factoring expense incurred during the year ended December 31, 2000 was $100,956. The decrease in factoring expense corresponded to the decrease in sales during 2001. Interest income decreased from $8,459 during the year ended December 31, 2000, to $5,229 during the same period of 2001 due to a corresponding decrease in interest bearing reclamation bonds held during 2001.

In 2000, the Company settled and extinguished a debt of approximately $1.5 million owed to the Estate of Bobby C. Hamilton through payment of $500,000 cash and issuance of 250,000 shares of the Company's restricted common stock. In connection with the settlement the Company recorded an extraordinary gain of $917,726. No transactions took place during 2001 that generated an extraordinary gain.

Financial Condition and Liquidity

At December 31, 2001, Company assets totaled $725,619, and there was a stockholders' deficit of $1,167,884. In addition at December 31, 2001, the Company's total current liabilities exceeded its total current assets by $1,316,696. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the 2001 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic, there can be no assurance that the Company will be able to sustain profitable operations and meet its financial obligations.

 Other significant financial commitments for future periods will include:

	-Servicing notes payable to bank.
	-Performing reclamation activities currently required on the Company's properties.
	-Maintaining an evergreen registration statement for common stock purchase warrants held by certain shareholders.
	-Paying delinquent property and payroll tax liabilities and accounts payable.
	-Fulfilling responsibilities with environmental, labor safety and securities regulatory agencies.

Cash used by operating activities during 2001 was $251,409, and resulted primarily from the twelve month loss of $976,837 as adjusted by decreasing inventories, increasing accounts payable, the non-cash effects of depreciation and amortization, and changes in other current assets and liabilities.

Cash used by investing activities during the year ended December 31, 2001 was $148,653, of which $120,896 related to construction of capital assets to be used at the Bear River Zeolite facility. The majority of the remaining expenditures related to improving the Company's propane fuel storage at its antimony processing site near Thompson Falls, Montana.

In connection with management's efforts to reduce the Company's long-term debt that began in 2000 with the issuance of convertible debentures in order to negotiate a debt settlement with the Estate of Bobby C. Hamilton (see Notes 11 and 12 to the financial statements), holders of 100% of the outstanding convertible debentures converted their debentures during 2001. Holders converted $1,022,992 of debenture principal, accrued interest of $131,510, and $70,000 of accrued late registration penalties into 6,012,846 shares of our common stock at the rate of $0.20 per share. The conversions of the Hamilton Estate debt during 2000 and the convertible debentures of 2001 have relieved a major portion of our long-term obligations and, significantly reduced our total liabilities.

The Company was able to fund its operating loss and its acquisition of plant and equipment during the year ended December 31, 2001, from net cash provided from financing activities of $400,062. During the year ended December 31, 2001, $340,800 was generated from sales of 1,704,000 shares of unregistered common stock and warrants. Net borrowings from a bank provided $105,274 of cash during 2001. John C. Lawrence, the Company's president and a director, advanced the Company a net amount of $94,895 during the year ended December 31, 2001.

The Company hopes that it will have additional financial resources from increasing gross profits from its antimony business and sales of zeolite from its newly formed Bear River Zeolite Company subsidiary.

Item 7.  Financial Statements

The consolidated financial statements of the registrant are included herein on pages F1-F24.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
     	   Financial Disclosure

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
     	   Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers at December 31, 2001, are as follows:



         Name           Age   Affiliation with us            Expiration of Term

     John C. Lawrence    63  Chairman, President, Secretary,  Annual meeting
                             and Treasurer; Director

     Robert A. Rice      77  Director                         Annual meeting

     Leo Jackson         60  Director                         Annual meeting


Business Experience of Directors and Executive Officers

     John C. Lawrence. Mr. Lawrence has been the President and a Director since our inception. Mr. Lawrence was the President and a Director of AGAU Mines, Inc., our corporate predecessor, since the inception of AGAU Mines, Inc. in 1968. He is a member of the Society of Mining Engineers and a recipient of the Uuno Sahinen Silver Medallion Award presented by Butte Tech, University of Montana.

     Robert A. Rice. Mr. Rice is a metallurgist, having been employed by the Bunker Hill Company, a wholly-owned subsidiary of Gulf Resources and Chemical Corporation at Kellogg, Idaho, as Senior Metallurgist and Mill Superintendent until his retirement in 1965. Mr. Rice has been a Director since 1975.

     Leo Jackson. Mr. Jackson is a resident of El Paso, Texas. For the past 15 years, he has been a principal owner and the President of Production Minerals, Inc., a company which has an indirect 25% interest in the stock of USAMSA. Mr. Jackson is one of the principal owners of Minera de Roja, S.A. de C.V., and has been involved in the production and marketing of industrial minerals such as fluorspar and celestite in the United States and Mexico for 25 years. Mr. Jackson speaks fluent Spanish and has a BBA degree from the Sul Ross State University in Texas. Mr. Jackson has been a Director since February 1999.

     We are not aware of any involvement by our directors or executive officers during the past five years in legal proceedings that are material to an evaluation of the ability or integrity of any director or executive officer.

     Director Resignation. During the fourth quarter of 2001, Gary D. Babbitt resigned from the Board of Directors. Mr. Babbitt, a partner in the Boise, Idaho law firm of Hawley Troxell Ennis & Hawley LLP, has served as the Company's legal counsel for several years. Mr. Babbitt's resignation was not due to any disagreements with the company or its management. Mr. Babbitt has agreed to resume his role as the Company's general counsel.

     Board Meetings and Committees. Our Board of Directors held twelve (12) regular meetings during the 2001 calendar year. Each incumbent director attended at least 75% of the meetings held during the 2001 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member. Our Board of Directors does not have a Compensation Committee, or a Nominating Committee.

     In June of 2001, our Board of Directors established an Audit Committee consisting of two members of the Board of Directors not involved in our day-to-day financial management.

     Board Member Compensation. We paid directors' fees in the form of 6,000 shares of our common stock per director during 2000. During 2001, no similar payments were made to directors. Directors are also reimbursed reasonable out-of-pocket expenses in connection with attending meetings.

	Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and the holders of 10% or more of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange
Commission. Officers, directors and stockholders holding more than 10% of our common stock are required by the regulation to furnish us with copies of all
Section 16(a) forms they have filed.

     Based solely on our review of copies of Forms 3, 4, and 5 furnished to us, Mr. Lawrence and Mr. Babbitt timely filed Form 4 reports during 2001. Mr. Babbitt was not required to file a Form 5 covering the 2001 fiscal year. We do not know if Mr. Rice and Mr. Jackson timely filed Form 4 reports during 2001 or Form 5 annual reports for the 2001 fiscal year. We do not know if A.W. Dugan, a shareholder who became a 10% beneficial owner during 2000, timely filed Form 3 or Form 4 reports during 2001, or timely filed a Form 5 report for the 2001 fiscal year.

Item 10. Executive Compensation

Summary Compensation Table

The Securities and Exchange Commission requires the following table setting forth for fiscal years ending December 31, 2001, 2000 and 1999, the compensation paid by USAC to its principal executive officer.

                                        Annual Compensation                        Long-Term Compensation
                                                                                 Awards                 Payouts
											                                                             Restricted	  Securities
                                                									Other Annual    Options/	   Underlying	  All Other	  All Other
Name and Principal Position	   Year	    Salary  Bonus	  Compensation(1)  Awards(2) 	 LTIP SAR's	   Payouts	 Compensation

John C. Lawrence, President	   2001	   $96,000   N/A	      $5,538     	 	$    0	        None	        None		      None
John C. Lawrence, President	   2000	   $81,000   N/A	      $4,673	       $3,250	        None	        None        None
John C. Lawrence, President	   1999	   $72,000   N/A	      $4,154		      $  720	        None	        None		      None


(1)	  Represents earned but unused vacation.
(2) These figures represent the fair values, as of the date of issuance, of the annual Director's fee payable to Mr. Lawrence in the form of
      shares of	USAC's restricted Common Stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding beneficial ownership of our common stock as of March 4, 2002, updated to reflect the conversion of convertible debentures into our common stock in December 2001 at $0.20 per share, by 1) each person who is known by us to beneficially own more than 5% of our Series A, Series C or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 1250 Prospect Creek Road, Thompson Falls, Montana 59873.


                       Name and Address of            Amount and Nature of         Percent of
Title of Class         Beneficial Owner(1)            Beneficial Ownership           Class

Common stock         The Maguire Family and               1,401,898(2)               5.2(1)
                     related entities as a group
           	         c/o Walter L. Maguire, Sr.
	                	   P.O. Box 129
	                    Keller, VA 23401

Common stock         The Dugan Family                     4,652,591(4)              16.5(1)
     	               c/o A. W. Dugan
	          	         1415 Louisiana Street, Suite 3100
	                    Houston, TX 77002



Common stock         Thomson Kernaghan & Co Limited(6)     291,025(5)               1.1(1)
	                    365 Bay Street
           	         Toronto, Ontario M5H 2V2
	                    CANADA

Preferred Series A   A. Gordon Clark, Jr.                    4,500(7)               100.0
stock                2 Musket Trail
     	               Simsbury, CT 06070

Preferred Series C   Walter L. Maguire, Sr.                 49,091(7)                27.6
stock 	              P.O. Box 129
     	               Keller, VA 23401

Preferred Series C   Richard A. Woods                       48,305(7)                27.2
stock                59 Penn Circle West
     	               Penn Plaza Apts.
     	               Pittsburgh, PA 15206

Preferred Series C   Dr. Warren A. Evans                    48,305(7)                27.2
stock     	          69 Ponfret Landing Road
	                    Brooklyn, CT 06234

Preferred Series C   Edward Robinson                        32,203(7)                18.1
stock                1007 Spruce Street 1st Floor
                     Philadelphia, PA 19107

Common stock         John C. Lawrence                    4,126,525(3)               15.11
Common stock         Robert A. Rice                        217,762                    Nil
Common stock         Leo Jackson                            60,700                    Nil
Common stock         All Directors and executive
                     officers as a group
                    (3 persons)                          4,404,987                  16.3


(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 4, 2002 are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 26,906,959 shares of common stock, 4,500 shares of Series A Preferred Stock and 177,904 shares of Series C Preferred Stock outstanding on March 4, 2002, and the shares issuable upon the exercise of options and warrants exercisable on or within 60 days of March 4, 2002, as described below.

(2) Includes 1,007,843 shares owned by the Maguire Foundation; 129,000 shares owned by Walter L. Maguire, Sr.; 45,500 shares owned by Walter L. Maguire, Trustee; and 219,555 shares owned by Walter L. Maguire, Jr. Excludes 1,003,409 shares owned by the 1934 Maguire Trust.

(3) Includes 3,725,312 shares of common stock and warrants to purchase 401,213 shares of common stock. Excludes 75,000 shares owned by Mr. Lawrence's sister, as to which Mr. Lawrence disclaims beneficial ownership.

(4) Includes 1,648,767 shares owned by A.W. Dugan; 183,333 shares owned by Lydia Dugan; 1,561,440 shares, in the aggregate, owned by companies owned and controlled by A.W. Dugan; and warrants issued to Mr. Dugan and companies controlled by him to purchase 1,259,051 shares of common stock.

(5) Includes 141,025 warrants each to purchase one share of common stock at $.39 per share beneficially owned by CALP II LP and Striker Capital, Ltd. and 150,000 shares owned beneficially, and of record, by Thomson Kernaghan & Co. Limited. CALP II LP, Striker Capital, Ltd. and Thomson Kernaghan & Co. Limited are under the common control of Mark Valentine, Chief Executive Officer of Thomson Kernaghan & Co., Limited, who has authority to vote and dispose of the shares beneficially owned by each of them. Does not include 384,543 shares issuable upon exercise of warrants at $.39 per share and 192,272 shares issuable upon exercise of warrants at $.39 per share owned by Ian McKinnon and Michelle McKinnon respectively. Ian McKinnon is the father of Michelle McKinnon; both of whom were employees of Thomson Kernaghan & Co. Limited and have represented that they are not controlled by, controlling, or under common control of Thomson Kernaghan & Co. Limited.

(6) By Agreement effective July 11, 2000, Thomson Kernaghan & Co., Limited purchased, as agent for other investors, $675,000 principal amount of convertible debentures, an agent's warrant to purchase 961,358 shares of Company's common stock at $.39 per share and a purchaser's warrant to purchase 432,692 shares of Company's common stock at $.39 per share. The debentures were converted into shares of our common stock at $0.20 per share in December 2001. Thomson Kernaghan & Co., Limited is the beneficial owner of 150,000 shares of Company's common stock and disclaims beneficial ownership of the warrants and shares issuable upon exercise of the warrants. Further, Thomson Kernaghan has advised the Company that, except as indicated in note (5), it is not a member of a group, as defined in § 13(d) of the Securities and Exchange Act of 1934, which owns 5% or more of Company's common stock.

(7) The outstanding Series A and Series C preferred shares carry voting rights.

Item 12.  Certain Relationships and Related Transactions

     Described below are transactions during the last two years to which we are a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners has a direct or indirect material interest. See also transactions described in notes 4, 7, 9, 12, 14 and 17 to our Financial Statements as of December 31, 2001.

	-Leo Jackson, a director, is a principal owner and president of
	Production Minerals, Inc., a company which indirectly owns 25% of the stock of
	USAMSA.  We own 50% of the stock of USAMSA.

	-We reimburse John C. Lawrence, a director and Chief Executive
	Officer, for operational and maintenance expenses incurred in connection with
	our use of equipment owned by Mr. Lawrence, including welding trucks,
	backhoes, and an aircraft. Reimbursements for 2001 totaled $50,765  (See Note
	9 to our 2001 Financial Statements).

	-On February 12, 2002 we sold A.W. Dugan, a shareholder and an
	accredited investor, 250,000 shares of our common stock and agreed to issue
	warrants to purchase 250,000 shares of common stock, for $0.20 per share or
	$50,000.  The warrants are exercisable at $0.30 per share and will be issued
	after the Company amends its Articles of Incorporation to authorize more
	shares of common stock for issue.

	-At December 31, 2001, we owed legal fees in the amount of $128,961 to our outside law firm in which Gary D. Babbitt, formerly a director, is a partner.

	-On December 26, 2001, we sold A.W. Dugan, a shareholder and an
	accredited investor, 125,000 shares of our common stock and issued warrants to
	purchase 125,000 shares of common stock, for $0.20 per share or $25,000.  The
	warrants are exercisable at $0.29 per share and expire on December 26, 2004.

	-In late December 2001, we issued 1,938,261 shares of our common
	stock to John C. Lawrence (a director, Chief Executive Officer and a
	shareholder) and A.W. Dugan, a shareholder and an accredited investor, upon
	conversion of $347,992 principal amount of debentures and $39,660 accrued
	interest thereon at $0.20 per share.

	-On December 11, 2001, we sold A.W. Dugan, a shareholder and an
	accredited investor, 275,000 shares of our common stock and issued warrants to
	purchase 150,000 shares of common stock, for $0.20 per share or $55,000.  The
	warrants are exercisable at $0.29 per share and expire December 11, 2004.

	-Effective December 12, 2000, we issued our 10% convertible
	debenture in the principal amount of $100,000 due December 12, 2003 to John C.
	Lawrence, a director, president and shareholder.  During the fourth quarter of
	2000, we issued our 10% convertible debenture in the principal amount of
	$50,000 due December 2003 to A.W. Dugan, a shareholder of the company and an
	accredited investor.  On December 5, 2000 we issued our 10% convertible
	debenture due December 31, 2003 to John C. Lawrence, a director, president and
	shareholder of the company, in the principal amount of $147,992.  We also
	issued related warrants to Mr. Lawrence and Mr. Dugan for 151,213 shares and
	60,974 shares, respectively, of our common stock exercisable for five years at
	$0.41 per share.  In December 2001, the debentures including both principal
	and accrued interest thereon were converted into 1,938,261 shares of our
	common stock at $0.20 per share.

	-On July 11, 2001, we sold Gary D. Babbitt, then a director,
	45,000 shares of our common stock and issued warrants to purchase 22,500 shares of common stock, for $0.20 per share or $9,000. The warrants are exercisable at $0.35 per share and expire July 11, 2004.

	-On June 27, 2001, we sold Delaware Royalty, which is an affiliate
	of A.W. Dugan, a stockholder and an accredited investor, 100,000 shares of our
	common stock and issued warrants to purchase 100,000 shares of common stock,
	for $0.20 per share or $20,000.  The warrants are exercisable at $0.35 per
	share and expire June 26, 2004.

	-On May 25, 2001, we sold Delaware Royalty, which is an affiliate
	of A.W. Dugan, a stockholder and an accredited investor, 200,000 shares of our
	common stock and issued warrants to purchase 100,000 shares of common stock,
	for $0.20 per share or $40,000.  The warrants are exercisable at $0.35 per
	share and expire May 25, 2004.

	-On August 28, 2000, we authorized the issuance of 21,611 shares
	of common stock to John C. Lawrence, a director and Chief Executive Officer,
	and 934 shares of common stock to Robert A. Rice, a director.  Mr. Lawrence
	and Mr. Rice were entitled to receive these shares upon conversion of Series C
	Preferred Stock in 1999.  These shares were not issued at the time of
	conversion because our calculation of the number of conversion shares
	inadvertently failed to account for the impact of the anti-dilution provisions
	of the Series C preferred stock, which were triggered by our issuance of
	common stock for less than the Series C conversion price.  These shares are
	being issued retroactively to the date of conversion of the Series C Preferred
	Stock, August 5, 1999.  The adjusted conversion price was $0.5419 per share.

	-On August 25, 2000, we sold 257,511 shares of our common stock to
	A.W. Dugan, a stockholder and accredited investor, for $0.29125 per share or
	$75,000 and issued to Mr. Dugan warrants exercisable at $0.39 per share to
	purchase 48,077 shares of common stock.  The warrants expire August 25, 2002.

	-On July 12, 2000, we sold 100,000 shares of our common stock to Nortex Corporation, a company controlled by A.W. Dugan, a stockholder and accredited investor, for cash totaling $25,000, or $0.25 per share.

	-On July 11, 2000, we issued our 10% Convertible debentures due
	June 30, 2002 to Thomson Kernaghan & Co. Limited in the principal amount of
	600,000, together with a Purchaser's Warrant for 384,615 shares and an Agent's
	Warrant for 961,358 shares of our common stock exercisable for five years at
	$0.39 per share.  We subsequently agreed to issue an additional $75,000
	principal amount of these 10% convertible debentures, together with an
	additional Purchaser's Warrant for 48,077 shares of our common stock.  The
	debenture conversion price is based on market prices at the time of conversion
	but not greater than $0.29125 per share.

	-John C. Lawrence, a director and Chief Executive Officer,
	advanced us $141,243, in the aggregate, for working capital in April and July
	2000.  In December 2000, the principal and accrued interest on this obligation
	were exchanged for a 10% convertible debenture in the principal amount of
	$147,992.  During 2001, Mr. Lawrence advanced the Company a net amount of
	$94,895 for working capital purposes, which amount was outstanding at December
	31, 2001.

	-On March 17, 2000, we issued to Thomson Kernaghan & Co. Limited,
	which subsequently and for a period of time became the beneficial owner of
	more than five percent of our common stock, 150,000 shares of common stock
	pursuant to our 2000 Stock Plan, in consideration of financial consulting
	services including the preparation and analysis of our financial condition and
	financing options.

	-On March 16, 2000, we issued 100,000 shares of our common stock
	to A.W. Dugan, a stockholder and accredited investor, for cash totaling
	$25,000, upon exercise of previously granted warrants to purchase common stock
	for $0.25 per share.

	-On February 2, 2000, we sold 125,000 shares of our common stock
	to Delaware Royalty Company, Inc., a company controlled by A.W. Dugan, a
	stockholder and accredited investor, for cash totaling $50,000 or $0.40 per
	share.

	-On January 3, 2000, we agreed to issue to A.W. Dugan, a principal
	shareholder, warrants to purchase 300,000 shares of our common stock in
	consideration of financial consulting services rendered by Mr. Dugan and
	valued at $10,000.  The warrants are exercisable at $0.25 per share and expire
	January 25, 2003.

See also transactions described in notes 4, 7, 9, 12, 14 and 17 to USAC's Financial Statements as of December 31, 2001.

Item 13.  Exhibits and Reports on Form 8-K

Exhibit Number 	Description
3.01 			Articles of Incorporation of USAC, filed as an exhibit to USAC's
     			Form 10-KSB for the fiscal year ended December 31, 1995 (File No.
			     1-8675), are incorporated herein by this reference.

3.02 	  Amended and Restated Bylaws of USAC, filed as an exhibit
			     to amendment No. 2 to USAC's Form SB-2 Registration Statement
			     Reg. No. 333-45508) are incorporated herein by this reference.

3.03    Articles of Correction of Restated Articles of Incorporation
     			of USAC.

4.01    Key Employees 2000 Stock Plan, filed as an exhibit to
        USAC's Form S-8 Registration Statement filed on March 10,2000 (File No. 333-32216) is incorporated herein by this reference.

Documents filed with USAC's Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 1-8675), are incorporated herein by this reference:

10.10  	Yellow Jacket Venture Agreement

10.11   Agreement Between Excel-Mineral USAC and Bobby C. Hamilton

10.12   Letter Agreement

10.13   Columbia-Continental Lease Agreement Revision

10.14   Settlement Agreement with Excel Mineral Company

10.15   Memorandum Agreement

10.16   Termination Agreement

10.17   Amendment to Assignment of Lease (Geosearch)

10.18   Series B Stock Certificate to Excel-Mineral Company, Inc.

10.19   Division Order and Purchase and Sale Agreement

10.20   Inventory and Sales Agreement

10.21   Processing Agreement

10.22   Release and settlement agreement between Bobby C.
     			Hamilton and United States Antimony Corporation

10.23   Columbia-Continental Lease Agreement

10.24   Release of Judgment

10.25   Covenant Not to Execute
                                                18

10.26   Warrant Agreements filed as an exhibit to USAC's Annual
     			Report on Form 10-KSB for the year ended December 31, 1996
			     (File No. 1-8675), are incorporated herein by this reference

10.27   Letter from EPA, Region 10 filed as an exhibit to
			     USAC's Quarterly Report on Form 10-QSB for the quarter ended
     			September 30, 1997 (File No. 001-08675) is incorporated
     			herein by this reference

10.28   Warrant Agreements filed as an exhibit to USAC's Annual
     			Report on Form 10-KSB for the year ended December 31, 1997
			     (File No. 001-08675) are incorporated herein by this reference

10.30   Answer, Counterclaim and Third-Party Complaint filed as
			     an exhibit to USAC's Quarterly Report on Forms 10-QSB for the
			     quarter ended September 30, 1998 (File No. 001-08675) is
			     incorporated herein by this reference

Documents filed with USAC's Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 001-08675), are incorporated herein by this reference:

10.31   Warrant Issue-A.W. Dugan

10.32   Amendment Agreement

Documents filed with USAC's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 (File No. 001-08675) are incorporated herein by this reference:

10.33   Warrant Issue-John C. Lawrence

10.34   PVS Termination Agreement

Documents filed as an exhibit to USAC's Form 10-KSB for the year ended December 31, 1999 (File No. 001-08675) are incorporated herein by this reference:

10.35   Maguire Settlement Agreement

10.36   Warrant Issue-Carols Tejada

10.37   Warrant Issue-Al W. Dugan

10.38   Memorandum of Understanding with Geosearch Inc.

10.39   Factoring Agreement-Systran Financial Services Company

10.40   Mortgage to John C. Lawrence

10.41   Warrant Issue-Al W. Dugan filed as an exhibit to USAC's
     			Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 (File No. 001-08675) is incorporated herein by this reference

10.42 Agreement between United States Antimony Corporation and Thomson Kernaghan & Co., Ltd. filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference.

10.43 Settlement agreement and release of all claims between the Estate of Bobby C. Hamilton and United States Antimony Corporation filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference.

10.44   Supply Contracts with Fortune America Trading Ltd.
        filed as an exhibit to USAC form 10-QSB for the quarter ended
        June 30, 2000 (File No. 001-08675) are incorporated herein by this reference.

10.45   Amended and Restated Agreements with Thomson Kernaghan
        & Co., Ltd, filed as an exhibit to amendment No. 3 to USAC's Form SB-2 Registration Statement (Reg. No. 333-45508), are incorporated herein by this reference.

10.46 Purchase Order from Kohler Company, filed as an exhibit to amendment No. 4 to USAC's Form SB-2 Registration Statement (Reg. No. 333-45508) are incorporated herein by this reference.

21.01   Subsidiary of USAC*

44.1    CERCLA Letter from U.S. Forest Service filed as an
        exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference and filed as an exhibit to USAC's Form 10-KSB for the year ended December 31, 1995 (File No. 1-8675) is incorporated herein by this reference.
______________________
*    Filed herewith.

There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

Exhibit 21.01

Subsidiary of Registrant, as of December 31, 2001
Bear River Zeolite Company
c/o Box 643
Thompson Falls, MT 59873

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


                   By:/s/ John C. Lawrence Date: April 10, 2002
                     John C. Lawrence, Director and President
                  (Principal Executive, Financial and Accounting
                                     Officer)


                      By:/s/ Leo Jackson Date: April 10, 2002
                              Leo Jackson, Director


                    By:/s/ Robert A. Rice  Date: April 10, 2002
                              Robert A. Rice, Director

Report of Independent Accountants



The Board of Directors and Stockholders of
United States Antimony Corporation

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and its subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and its subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  DeCoria, Maichel & Teague P.S.

Spokane, Washington
February 8, 2002
                                      F-1

United States Antimony Corporation and Subsidiary
Consolidated Balance Sheets
December 31, 2001 and 2000

                                                           2001              2000

                                      ASSETS
Current assets:
 Restricted cash                                       $     3,803     $       8,518
 Accounts receivable, less allowance
   for doubtful accounts of $30,000                        105,084           119,568
 Inventories                                               126,075           221,457
                                                       -----------     -------------
           Total current assets                            234,962           349,543

Investment in USAMSA, net                                   95,734           120,038
Properties, plants and equipment, net                      307,373           237,300
Restricted cash for reclamation bonds                       87,550           123,250
Deferred financing charges, net                                               63,789
                                                       -----------     -------------
           Total assets                                $   725,619     $     893,920
                                                       ===========     =============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Checks issued and payable                             $    61,121     $     107,133
 Accounts payable                                          624,588           429,654
 Accrued payroll and property taxes                        256,320           241,588
 Accrued payroll and other                                  82,790            89,680
 Judgment payable                                           46,523            43,480
 Accrued interest payable                                   14,640            47,324
 Payable to related parties                                121,082            10,307
 Notes payable to bank, current                            119,431           150,625
 Accrued reclamation costs, current                        137,639            80,000
                                                       -----------     -------------
          Total current liabilities                      1,464,134         1,199,791

Debentures payable, net of discount                                          997,449
Notes payable to bank, noncurrent                          341,845           205,377
Accrued reclamations costs, noncurrent                      87,524           199,388
                                                       -----------     -------------
          Total liabilities                              1,893,503         2,602,005
                                                       -----------     -------------

Commitments and contingencies (Notes 1 and 17)
Stockholders' deficit:
 Preferred stock, $.01 par value, 10,000,000 shares authorized:
     Series A: 4,500 shares issued and outstanding
       (liquidation preference $114,750)                        45                45
     Series B: 750,000 shares issued and outstanding
       (liquidation preference $810,000)                     7,500             7,500
     Series C: 177,904 shares issued and outstanding
       (liquidation preference $97,847)                      1,779             1,779
 Common stock, $.01 par value, 30,000,000 shares
     authorized; 26,156,959 and 18,375,564 shares issued
     and outstanding                                       261,569           183,755
 Additional paid-in capital                             16,791,610        15,352,386
 Accumulated deficit                                   (18,230,387)      (17,253,550)
                                                     -------------     -------------
        Total stockholders' deficit                     (1,167,884)       (1,708,085)
                                                     -------------     -------------
        Total liabilities and stockholders' deficit
                                                     $     725,619     $     893,920
                                                     =============     =============


   The accompanying notes are an integral part of these financial statements.

United States Antimony Corporation and Subsidiary
Consolidated Statements of Operations
For the years ended December 31, 2001 and 2000


                                                           2001            2000

Revenues:
  Sales of antimony products and other              $     3,421,136  $  5,016,661
  Sales of zeolite products                                  15,428
                                                    ---------------  ------------
                                                          3,436,564     5,016,661

  Cost of zeolite production                                  3,587
  Cost of antimony production                             2,747,330     4,037,289
  Freight and delivery                                      366,965       506,482
                                                    ---------------  ------------
                                                          3,117,882     4,543,771

Gross profit                                                318,682       472,890
                                                    ---------------  ------------

Other operating expenses:
  Bear River Zeolite start-up and development               392,740
  Reclamation                                                30,838        25,615
  Care, maintenance, and reclamation-Yellow Jacket           10,822       241,244
  General and administrative                                494,950       631,869
  Sales expenses                                            128,259       339,267
                                                    ---------------   -----------
                                                          1,057,609     1,237,995
                                                    ---------------   -----------
Other (income) expense:
  Gain from accounts payable adjustment                                   (29,322)
  Interest expense                                          152,070       157,145
  Factoring expense                                          91,069       100,956
  Interest income and other                                  (5,229)       (8,459)
                                                    ---------------    ----------
                                                            237,910       220,320
                                                    ---------------    ----------

Loss before extraordinary item                             (976,837)     (985,425)
Extraordinary gain on conversion of debts to common stock                 917,726
                                                    ---------------    ----------

Net loss                                             $     (976,837)  $   (67,699)
                                                     ==============   ===========

Basic net loss per share of common stock:
  Before extraordinary item                          $        (0.05)  $     (0.06)
  Extraordinary item                                                         0.05
                                                     --------------   -----------
  Net loss                                           $        (0.05)  $     (0.01)
                                                     ==============   ===========

Basic weighted average shares outstanding                19,336,088    17,772,693
                                                     ==============   ===========

  The accompanying notes are an integral part of these financial statements.
                                     F-3

United States Antimony Corporation and Subsidiary
Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 2001 and 2000



                               Preferred Stock
                     Series A      Series B       Series C          Common Stock
                                                                                   Additional Paid  Accumulated
                   Shares Amount Shares  Amount Shares   Amount   Shares    Amount    In Capital      Deficit    Total

Balances
December 31, 1999  4,500 $ 45   750,000 $ 7,500 205,996 $ 2,060 16,900,252 $169,003 $ 14,824,048 $ (17,185,851) $(2,183,195)

Issuance of
common stock for cash                                              682,511    6,825      223,175                    230,000

Exercise of stock
warrants                                                           100,000    1,000       24,000                     25,000

Issuance of common
stock for services                                                 300,000    3,000      150,000                    153,000

Issuance of common
stock as settlement
of debt                                                            250,000    2,500       78,125                     80,625

Conversion of series
C preferred stock to
common stock                                     (28,092) (281)     28,092      281

Issuance of common
stock to former Series C
preferred stockholders                                              35,542      355        3,910                      4,265

Warrants issued for
consulting services                                                                       10,000                     10,000

Warrants issued in
connection with
convertible debentures                                                                    29,628                     29,628

Common stock issued to
directors for compensation                                          79,167      791        9,500                     10,291

Net loss                                                                                              (67,699)     (67,699)
                   -----   --   -------    ----- ------   ----  ----------  -------   ----------   ----------   ----------
Balances,
December 31, 2000  4,500   45   750,000    7,500 177,904  1,779 18,375,564  183,755   15,352,386  (17,253,550)  (1,708,085)

Issuance of common
stock and warrants
for cash                                                         1,704,000   17,040      323,760                   340,800

Issuance of common
stock for convertible
debenture principal
and accrued intetrest                                            5,772,503   57,725    1,047,867                 1,105,592

Issuance of common stock
in satisfaction of
liquated damages for
late registration                                                  240,343    2,403       67,597                    70,000

Reconciliation of
outstanding common
shares to transfer
agent's records                                                     64,549      646                                    646

Net loss                                                                                             (976,837)    (976,837)
                   ----- -----  -------  ------- ------- ------ ---------- --------  ----------- ------------  -----------

Balances,
December 31, 2001  4,500 $ 45   750,000  $ 7,500 177,904 $1,779 26,156,959 $261,569  $16,791,610 $(18,230,387) $(1,167,884)
                   ===== =====  =======  ======= ======= ====== ========== ========  =========== ============  ===========



  The accompanying notes are an integral part of these financial statements.
                                 F-4

United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows
for the years ended December 31, 2001 and 2000



                                                             2001          2000

Cash flows from operating activities:
  Net loss                                            $     (976,837) $  (67,699)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation and amortization                          137,084     152,377
      Extraordinary gain on conversion of debts to common stock         (917,726)
      Gain from accounts payable adjustment                              (29,322)
      Loss from unconsolidated investment                      6,221
      Reconciliation of outstanding common shares to transfer
        agent's records                                          646
      Provision for doubtful accounts                                    (20,000)
      Issuance of common stock in satisfaction of debenture
        accrued interest                                     131,510
      Issuance of common stock in satisfaction of liquidated
        damages for late registration                         70,000
      Issuance of common stock to directors as compensation               10,291
      Issuance of common stock and warrants for services                 163,000
      Issuance of common stock to former Series C holders                  4,265
      Change In:
        Restricted cash                                        4,716      (8,291)
        Accounts receivable                                   14,484     (39,363)
        Inventories                                           95,382      55,142
        Restricted cash for reclamation bonds                 35,700      55,736
        Accounts payable                                     194,934      (8,620)
        Accrued payroll and property taxes                    14,732     (22,079)
        Accrued payroll and other                             (6,890)    (42,784)
        Judgment payable                                       3,043       2,835
        Accrued interest payable                             (32,684)     36,769
        Payable to related parties                           110,775       2,179
        Accrued reclamation costs                            (54,225)    (35,299)
                                                          ----------   ---------
          Net cash used by operating activities             (251,409)   (791,089)
                                                          ----------   ---------

Cash flows from investing activities:
  Purchase of properties, plants and equipment              (148,653)    (38,499)
                                                          ----------   ---------
          Net cash used by investing activities             (148,653)    (38,499)
                                                          ----------   ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants        340,800     230,000
  Exercise of warrants                                                    25,000
  Proceeds from notes payable to bank                        244,587     250,000
  Principal payments on notes payable to bank               (139,313)   (219,963)
  Change in checks issued and payable                        (46,012)     61,589
  Proceeds from issuance of convertible debentures                     1,022,992
  Principal payments on note payable to Bobby C. Hamilton               (540,030)
                                                          ----------  ----------
          Net cash provided by financing activities          400,062     829,588
                                                          ----------  ----------
Net decrease in cash                                               0           0
Cash, beginning of year                                            0           0
                                                          ----------  - ---------
Cash, end of year                                         $        0  $        0
                                                          ==========  ==========


The accompanying notes are an integral part of these financial statements.

United States Antimony Corporation and Subsidiary
Consolidated Statements of Cash Flows, Continued:
for the years ended December 31, 2001 and 2000


                                                               2001          2000

Supplemental disclosures:
  Cash paid during the year for interest                  $     38,695     $     119,866
                                                          ============     =============

  Noncash financing activities:
    Discount on debentures payable for detachable warrants                 $      29,682
    Debenture principal converted to common stock         $  1,022,992
    Series C preferred stock converted to common stock                               281
    Note payable to Bobby C. Hamilton converted to common stock                  958,321




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

During 2000, the Company formed a 75% owned subsidiary, Bear River Zeolite Company ("BRZ"), to mine and market zeolite and zeolite products from a mineral deposit in southeastern Idaho. In 2001, an operating plant was constructed at the zeolite site; and zeolite production and sales commenced.

The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2001, the Company had negative working capital of approximately $1.2 million an accumulated deficit of approximately $18.2 million and a total stockholders' deficit of approximately $1.2 million. Additionally, the Company is delinquent on the payment of several current liabilities including payroll and property taxes totaling approximately $210,000, accounts payable totaling approximately $538,000 including $102,500 payable to a law firm for legal fees incurred in preparing a registration statement, a judgment payable totaling approximately $46,500, and accrued interest payable totaling approximately $14,600. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

To improve the Company's financial condition, the following actions have been initiated or taken by management:

   -In 2001 and 2000, the Company continued to devote substantial efforts to the research and development of new antimony products and applications. These efforts have resulted in advances in the Company's preparation, packaging, and quality of the antimony products it delivers to customers. The Company believes that it will be able to stay competitive in the antimony business and begin to generate profits because of these advances.

   -The Company formed its BRZ subsidiary in 2001, with plans to generate profits from the mining, processing and marketing of zeolite products.

   -In 2001 and 2000, the Company converted debentures and other debt obligations totaling $1,154,502 and $958,321, respectively, of principal and accrued interest into common stock of the Company. The conversions decreased the Company's total liabilities considerably.

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

1.     Background of Company and Basis of Presentation, Continued:

    -In 2001, the Company generated $340,800 through sales of 1,704,000 shares of its unregistered common stock and warrants. The Company plans to raise equity funding through additional stock sales in 2002, providing the Company is successful in amending its Articles of Incorporation to authorize additional shares of its common stock for sale and issue. However, there can be no assurance that the Company will be able to successfully raise additional capital through the sale of its stock.

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

2.     Concentration of Risk:

The Company purchases the majority of its raw antimony used in the production of finished antimony products from Chinese producers through metal brokers.
If the supply of antimony from China is reduced, it is possible that the Company's antimony product operations could be adversely affected. During the years ended December 31, 2001 and 2000, 34% and 25%, respectively, of the Company's revenues were generated by antimony product sales to one customer. In addition, during 2001 and 2000, 12% and 11% of the Company's revenues were generated by antimony product sales to a second individual customer. The loss of the Company's "key" customers could adversely affect its business.

Many of the Company's competitors in the antimony industry have substantially more capital resources and market share than the Company. Therefore, the Company's ability to maintain its market share can be significantly affected by factors outside of the Company's control.

The Company's revenues from antimony sales are strongly influenced by world prices for such commodities, which fluctuate and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to predict accurately.

3.     Summary of Significant Accounting Policies:

Principles of Consolidation

The Company's consolidated financial statements also include the accounts of Bear River Zeolite, Company, a 75% owned subsidiary. Intercompany balances and transactions are eliminated in consolidation. The Company reports 100% of BRZ's operating losses on its financial statements, as recoverability of the minority investor's share of the losses is uncertain. The Company accounts for its investment interest in its 50% owned foreign entity, USAMSA, by the equity method.

Restricted Cash

Restricted cash consists primarily of cash held for payment of delinquent payroll taxes and reclamation performance bonds.

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

3.     Summary of Significant Accounting Policies, Continued:

Reclassifications

Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 presentation. These reclassifications have no effect on net loss, total assets or stockholders' deficit as previously reported.

Inventories

Inventories at December 31, 2001 and 2000, consisted of antimony metal, metal in process and finished goods that are stated at the lower of first-in, first-out cost or estimated net realizable value. Since the Company's inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories.

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

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of SFAS No. 121 require that an impairment loss be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on the estimated fair value of the asset if the asset is expected to be held and used.

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

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

Revenue Recognition

Sales of antimony and zeolite products are recorded upon shipment to the customer.

Income (Loss) Per Common Share

The Company accounts for its income (loss) per common share according to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants to purchase the Company's common stock and common stock issuable upon the conversion of debentures, are excluded from the calculations when their effect is antidilutive.

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

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

Recent Accounting Pronouncements

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which will be effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company anticipates that the adoption of this statement will not have a material effect on its financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations," which provides accounting requirements for retirement obligations associated with tangible long-lived assets. The Company anticipates that the adoption of this statement will not have a material effect on its financial statements.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. As required, the Company adopted SAB 101 in the fourth quarter of fiscal 2001, retroactive to the beginning of the year.

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

4.     Sales of Accounts Receivable:

The Company sells the majority of its accounts receivable to a financing company pursuant to the terms of a factoring agreement entered into on March
30, 1999. According to the terms of the agreement, the receivables are sold with full recourse and the Company assumes all risks of collectibility. Accordingly, the Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all trade receivables. The performance of all obligations and payments to the factoring company is personally guaranteed by John C. Lawrence, the Company's president and a director. As consideration for Mr. Lawrence's guarantee, the Company granted a mortgaged security interest to Mr. Lawrence collateralized by the Company's real and personal property. In addition, Mr. Lawrence was granted 250,000 warrants to purchase common stock of the Company exercisable at $0.25 per share (see Note 14).

The factoring agreement requires that the Company pay a financing fee equal to 2% of the face amount of receivables sold. Financing fees paid by the Company during the years ended December 31, 2001 and 2000 totaled $91,069 and $100,956, respectively. For the years ended December 31, 2001 and 2000, net accounts receivable of approximately $3.4 million and $4.9 million, respectively, were sold under the agreement. Proceeds from the sales were used to fund inventory purchases and operating expenses. The agreement is for a term of one year with automatic renewal for additional one-year terms. The Company's sales of accounts receivable qualify as sales under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

5.     Inventories:

The major components of the Company's inventories at December 31, 2001 and 2000, were as follows:

                             2001         2000

     Antimony Metal     $   1,066     $   32,187
     Antimony Oxide        76,239        118,728
     Sodium Antimonate     31,053         70,542
     Zeolite               17,717
                        ---------     ----------
                        $ 126,075     $  221,457
                        =========     ==========

At December 31, 2001 and 2000, antimony metal consisted principally of recast metal from antimony-based compounds and metals purchased from foreign suppliers, respectively. Antimony oxide inventory consisted of finished product oxide held at the Company's plant or in independent warehouses throughout the United States. Sodium antimonite inventory consisted of dry finished product and wet raw materials, the majority of which were stored at the Company's antimony plant near Thompson Falls, Montana. The Company's zeolite inventory consists of salable zeolite material held at BRZ's mining and production facility.

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

6.     Properties, Plants and Equipment:

The major components of the Company's properties, plants and equipment at December 31, 2001 and 2000 were as follows:


                                2001               2000

   Mining equipment (1)                     $  1,265,392     $  1,265,392
   Antimony mining buildings and equipment (2)   168,746          168,746
   Antimony mill and equipment(2)                518,190          518,190
   Chemical processing and office buildings      256,067          256,067
   Chemical processing equipment                 914,509          887,467
   BRZ plant                                     120,896
   Other                                          71,943           71,228
                                             -----------     ------------
                                               3,315,743        3,167,090
   Less accumulated depreciation               3,008,370        2,929,790
                                             -----------     ------------
                                            $    307,373     $    237,300
                                             ===========     ============

(1) Substantially all of the Company's mining equipment is fully depreciated. At December 31, 2001, mining equipment with an original cost value of approximately $670,000, was in use at BRZ.

(2) At December 31, 2001 and 2000, substantially all of these assets are fully depreciated and the antimony mining and milling buildings and equipment are idle.

7.     Investment in USAMSA:

In September of 2000, the Company finalized its 50% investment in United States Antimony, Mexico S.A. de C.V. ("USAMSA").

The company translates the foreign currency financial statements of its Mexican investment in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, related revenues and expenses are translated at average exchange rates in effect during the period, and the effects of exchange rate changes are reflected in stockholders' equity. Unaudited condensed financial information for USAMSA at December 31, 2001 and 2000, is as follows:

                                                    2001         2000
                        ASSETS
  Current assets                                $   18,550   $   48,908
  Noncurrent assets                                 83,233       78,973
                                                ----------   ----------
    Total assets                                $  101,783   $  127,881
                                                ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities                           $   52,556   $   69,359
  Stockholders' equity                              49,227       58,522
                                                ----------   ----------
    Total liabilities and stockholders' equity  $  101,783   $  127,881
                                                ==========   ==========

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

7.     Investment in USAMSA, Continued:
                                                2001           2000
       Revenues:
          Income from antimony processing     $           $    16,145
          Processing costs                                    (42,995)
                                              ----------  -----------

       Gross loss                                             (26,850)

       Other income and (expense):
          Administrative and other costs        (12,441)       (1,051)
          Other income                                          3,023
                                              ---------   -----------

       Net loss                               $ (12,441)  $   (24,878)
                                              =========   ===========

8.     Judgment Payable:

At December 31, 2001 and 2000, the Company owed $46,523 and $43,480, respectively, to the Internal Revenue Service, in connection with a default judgment in a bankruptcy proceeding.

The default judgment was originally entered against the Company by the United States Bankruptcy Court in 1992 in favor of the bankruptcy estate of a former legal counsel of the Company. In 1998, the Trustee of the estate assigned the interest in the judgment to the Internal Revenue Service. The judgment accrues interest at the Federal Judgment Interest Rate, which has approximated 6-7%, and is due in monthly installments of $3,000. During 2001 and 2000, the Company made no payments on this judgment payable.

9.     Due to Related Parties:

Amounts due to (from) related parties at December 31, 2001 and 2000 were as follows (see also Note 16):

                                               2001         2000
   Entity owned by John C. Lawrence,
      president and director                $   4,721   $    (503)
   John C. Lawrence, president and director   116,361      10,810
                                            ---------   ---------
                                            $ 121,082   $  10,307
                                            =========   =========


   Transactions affecting the payable to Mr. Lawrence during 2001 and 2000 were as follows:

                                               2001         2000

     Balance, beginning of year             $  10,810   $   7,340
     Equipment rental charges                  50,765      29,709
     Advances (payments), net                  54,786     (26,239)
                                            ---------   ---------
     Balance, end of year                   $ 116,361   $  10,810
                                            =========   =========

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

10.     Notes Payable to Bank:

Notes payable to First State Bank of Thompson Falls, Montana ("First State Bank") at December 31, 2001, were as follows:

Term note payable, bearing interest at 10.5%; payable in
monthly installments of $3,384; maturing May 2010; collateralized by certain equipment and patented and unpatented claims in Sanders
County, Montana; personally guaranteed by John C. Lawrence (president
and director)                                                     $   199,389

Term note payable, bearing interest at 9.5%; outstanding principal and accrued interest due February 2003; collateralized by certain equipment and patented and unpatented claims in Sanders County, Montana;
personally guaranteed by John C. Lawrence                             148,637

Term note payable, bearing interest at 11.0%; outstanding principal and accrued interest due November 2001; collateralized by certain equipment and patented and unpatented claims in Sanders County, Montana;
personally guaranteed by John C. Lawrence                              18,100

Term note payable, bearing interest at 9.5%; outstanding principal and accrued interest due January 2002; collateralized by certain equipment and patented and unpatented claims in Sanders County, Montana;
personally guaranteed by John C. Lawrence                              45,100

Note under $50,000 revolving line-of-credit, bearing interest at 10.5%; principal and accrued interest due April 2002; collateralized by certain equipment and patented and unpatented claims in Sanders County,
Montana; personally guaranteed by John C. Lawrence                     50,050
                                                                -------------

Total                                                                 461,276
Less current portion                                                 (119,431)
                                                                -------------
Noncurrent portion                                              $     341,845
                                                                =============

At December 31, 2001, principal payments on the notes payable to bank are due as follows:

            Year Ending
            December 31,

               2002      $     119,431
               2003            168,529
               2004             22,084
               2005             24,518
               2006             27,220
               Thereafter       99,494
                         -------------
                         $     461,276
                         =============

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

10.     Notes Payable to Bank, Continued:

Each of the notes payable described above contains certain restrictive covenants, including paying payroll and property taxes, as they are due. At December 31, 2001, the Company was not in compliance with certain of the covenants. The Company has obtained a waiver relating to these covenants, which applies at December 31, 2001 and through December 31, 2002.

11.     Note Payable to Bobby C. Hamilton:

At the beginning of fiscal year 2000, the Company owed Bobby C. Hamilton ("Hamilton") an unsecured note payable of $1,538,381, arising from the settlement of litigation brought against Hamilton by the Company in 1995. The terms for repayment of the note included the payment of principal and interest (at 7.5% per annum) equal to 4% of the gross sales of the Company's operations, with a minimum total annual payment of principal and interest of $200,000. During 1999, Mr. Hamilton died and the note went into his personal estate (the "Estate"). In an effort to improve the Company's financial condition, the Company's management began negotiations during the second quarter of 2000 to extinguish and settle the debt owed the Estate. As a result of management's negotiations, the Company entered into a Settlement and Release of All Claims Agreement (the "Settlement Agreement") with the Estate on June 23, 2000. The Settlement Agreement extinguished the note payable to the Estate in exchange for a cash payment of $500,000 and the issuance of 250,000 shares of the Company's unregistered common stock. The cash payment was financed by the issuance of $600,000 of convertible debentures (see Note
12) pursuant to a financing agreement with Thomson Kernaghan & Co., Ltd., a Canadian investment banker. The Settlement Agreement mutually released both parties from any and all obligations between them, and included the Company's indemnification of the Estate against any liabilities and claims that may result from environmental remediation responsibilities on the Company's Idaho gold properties.

12.     Debentures Payable

Thomson Kernaghan & Co., Ltd.
In connection with the Settlement Agreement between the Company and the Estate of Bobby C. Hamilton (see Note 11), the Company entered into a financing agreement (the "Financing Agreement") with Thomson Kernaghan & Co., Ltd. ("TK") on July 11, 2000. The financing agreement provided, among other things, for the sale of up to $1,500,000 of the Company's convertible debentures. In July of 2000, the Company sold an initial traunche of $600,000 of convertible debentures and in August sold a second traunche of $75,000 pursuant to the agreement with TK. In connection with the debenture sales and terms of the Financing Agreement, the Company issued stock purchase warrants totaling 961,538 to the debenture purchasers' agent (TK) and 432,692 stock purchase warrants to the debenture purchasers. The exercise price of the agent and purchaser warrants is the closing bid price as reported by Bloomburg
L.P. on the trading day immediately preceding July 11, 2000 (the effective date of the Financing Agreement), or $0.39 per share. The warrants expire in July and August of 2005.

In December of 2001, debenture principal totaling $675,000 was converted into 3,375,000 shares of the Company's common stock. The Company also issued 459,245 shares of restricted common stock, not subject to the registration rights pursuant to the Financing Agreement, as payment of accrued interest on the debentures in an aggregate amount of $91,849. The conversion rate for the debenture's principal and interest was $0.20 per share.

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

12.     Debentures Payable, Continued:

Related Parties

During the fourth quarter of 2000, the Company sold $100,000 of convertible debentures to Al Dugan, a significant shareholder, and $247,992 of convertible debentures to John C. Lawrence, the Company's president and a director. The debentures mature three years from the date of issuance and accrue interest at 10%, payable upon each issuance anniversary date. The debentures are convertible into common stock at $0.31 per share or 75% of the average of the three lowest closing bid prices per share of the Company's common stock as reported by Bloomburg L.P. in the 20 trading days immediately preceding the conversion date, whichever is lower. In connection with the issuance, Mr. Dugan and Mr. Lawrence were issued warrants to purchase 60,974 shares and 151,213 shares, respectively, of the Company's unregistered common stock. The warrants expire five years from their date of issue and are exercisable at $0.41 per share.

In December of 2001, debenture principal totaling $347,992, and $39,660 of accrued interest thereon were converted at $0.20 per share into 1,938,261 shares of the Company's restricted common stock.

13.     2000 Stock Plan

In January of 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan"). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants of the Company to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000. In connection with the Plan, the Company filed a Form S-8 registration statement with the Securities and Exchange Commission in March of 2000, registering the Plan's shares pursuant to Rule 416-c of the Securities Act of 1933. At December 31, 2001 and 2000, 300,000 shares of the Company's common stock had been issued under the Plan (see Notes 14 and 17).

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

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

14.     Stockholders' Deficit, Continued:

Transactions in stock warrants are as follows:

                                    Number of       Exercise     Expiration
                                    Warrants         Prices         Date
Balance, December 31, 1999          1,219,356    $  0.25-0.80

Warrants issued as compensation
for consulting services               300,000    $       0.25        (A)

Warrants exercised                   (100,000)   $       0.25

Warrants issued in connection
with issuance of debentures         1,606,237    $  0.39-0.41        (B)

Warrants issued in connection
with stock sale                        48,077    $       0.39        (C)

Warrants expired                     (669,356)   $  0.70-0.80
                                    ---------

Balance December 31, 2000           2,404,314

Warrants issued in connection with
stock sales                         1,602,400    $ 0.29-$0.35        (D)

Warrants expired                     (100,000)   $       0.50
                                    ---------

Balance, December 31, 2001          3,906,714
                                    =========

(A)     Warrants are exercisable on or before January of 2003.
(B) 1,394,230 warrants are exercisable on or before July-August of 2005; 212,187 warrants are exercisable on or before November-December of 2005.
(C)     Warrants are exercisable on or before August of 2005.
(D)     Warrants are exercisable on or before January and December of 2004

During 2002, John C. Lawrence, the Company's president and a director, and Al
W. Dugan, a major shareholder and affiliate, agreed to waive conversion privileges on 401,213 and 686,460 stock purchase warrants, respectively, owned by them until at such time as the Company's shareholders approve and increase the number of shares of common stock the company is authorized to issue.

Issuance of Common Stock in Connection with Conversion of Debts and
Debentures

The Estate of Bobby C. Hamilton

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

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

14.     Stockholders' Deficit, Continued:

Issuance of Common Stock in Connection with Conversion of Debts and Debentures, Continued:

Convertible Debentures

During 2001, holders of 100% of the outstanding convertible debentures (see
Note 12) converted their debentures. The holders converted $1,022,992 of debenture principal, accrued interest of $131,510, and $70,000 of accrued late registration penalties into 6,012,846 shares of the Company's common stock.

Issuance of Common Stock for Cash

During 2001, the Company sold an aggregate of 700,000 shares of its unregistered common stock, plus warrants to purchase 470,000 shares of common stock exercisable at prices ranging between $0.29 to $0.35 per share, to Al Dugan, and entities affiliated with him, for cash totaling $140,000, or $0.20 per share. Mr. Dugan is a significant shareholder and an affiliate of the Company.

During 2001, the Company also sold an aggregate of 1,004,000 shares of its unregistered common stock, plus warrants to purchase 1,132,400 shares of common stock exercisable at prices ranging between $0.29 and $0.35 per share to existing shareholders and other parties for cash of $200,800, or $0.020 per share.

During 2000, the Company sold an aggregate of 582,511 shares of its unregistered common stock, plus warrants to purchase 48,077 shares of common stock exercisable at $0.39 per share, to Al Dugan and entities affiliated with him, for cash in the amount of $175,000, or approximately $0.30 per share on average. Of the shares issued to Mr. Dugan, 100,000 were issued pursuant to the exercise of stock purchase warrants previously granted him.

In addition, during 2000, the Company sold 200,000 shares of its unregistered common stock to an existing shareholder for cash in the amount of $80,000, or $0.40 per share.

Issuance of Common Stock as Liquidated Damages

In July of 2000, the Company entered into a financing agreement with Thomson
Kernaghan & Co., Ltd. (see Note 12).   The Financing Agreement contained a
registration rights agreement in which Company agreed to register the convertible debenture purchasers' resale of the shares of common stock issued upon conversion. The registration rights agreement also provided for liquidated damages to be due if the Company failed to have an effective registration statement filed by a specified registration deadline. The Company failed to meet the required deadline and, in April of 2001, agreed to issue 240,343 shares of its registered common stock in satisfaction of $70,000 of liquidated damage penalties. At the time of conversion of debentures in December of 2001, those penalty shares were issued to debenture holders.

Issuance of Common Stock in Exchange for Services

In March 2000, the Company issued an aggregate of 300,000 shares of its common stock pursuant to its 2000 Stock Plan (see Notes 13 and 17) to two companies in exchange for financial consulting services provided the Company. In connection with the issue, the Company recorded $153,000 of compensation expense based on the Company's estimate of the value of the stock issued and the services received.

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

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

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of $.01 par value preferred stock. At December 31, 2001, 4,528,833 shares of authorized preferred stock remained undesignated and available for issuance with such rights and preferences, including liquidation, dividend, conversion and voting rights, as the Board of Directors may determine.

During 1986, Series A preferred stock, consisting of 4,500 shares, was established by the Board of Directors. These shares are nonconvertible, nonredeemable and are entitled to a $1.00 per share per year cumulative dividend. Series A preferred stockholders have voting rights for directors only and a total liquidation preference equal to $45,000 plus dividends in arrears. At December 31, 2001, 4,500 shares of Series A preferred stock were outstanding; and cumulative dividends in arrears amounted to $69,750, or $15.50 per share.

During 1993, Series B preferred stock, consisting of 1,666,667 shares, was established by the Board of Directors and 1,666,667 shares were issued in connection with the final settlement of litigation. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock, has no voting rights (absent default in payment of declared dividends) and is entitled to cumulative dividends of $.01 per share per year payable if and when declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B restricted preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. In 1995, 916,667 shares of Series B preferred stock were surrendered to the Company and cancelled in connection with the settlement of litigation against Bobby C. Hamilton. At December 31, 2001, cumulative dividends in arrears on the 750,000 outstanding Series B shares were $60,000, or $0.08 per share.

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

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

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

Registration Rights. Twenty percent (20%) of the underlying common stock issued upon conversion of the Series C preferred shares shall be entitled to "piggyback" registration rights when, and if, the Company files a registration statement for its securities or the securities of any other stockholder.
These shares are included in a registration statement on file with the Securities and Exchange Commission.

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

During 2000, the Company converted 28,092 of shares of Series C preferred stock into an equal number of common shares for a Series C preferred stockholder that had timely noticed the Company of its desire to convert its Series C shares during 1999. At December 31, 2001 and 2000, 177,904 shares of Series C preferred stock remained outstanding and unconverted.

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

15.     Income Taxes:

At December 31, 2001 and 2000, the Company had net deferred tax assets of approximately $1,900,000. The deferred tax assets principally arise from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the net deferred tax assets at both December 31, 2001 and 2000 has been established.

At December 31, 2001, the Company had regular tax net operating loss carryforwards of approximately $5,300,000 which expire in the years 2002 through 2021. At December 31, 2001, the Company had net operating loss carryforwards for alternative minimum tax purposes of approximately $4,900,000.

16.     Related-Party Transactions:

In addition to transactions described in Notes 4, 7, 9, 10, 12, and 14 during 2001 and 2000, the Company had the following transactions with related parties:

    -During 2001 and 2000, the Company incurred legal expenses of approximately $54,000 and $109,000, respectively, to a law firm affiliated with Gary D. Babbitt, a director of the Company until his resignation during the fourth quarter of 2001. At December 31, 2001 and 2000, the Company had accrued $128,911 and $95,666, respectively, in its accounts payable relating to legal fees due Mr. Babbitt's law firm. During 2001, Mr. Babbitt purchased 45,000 shares of the Company's restricted common stock and 22,500 stock purchase warrants exercisable at $0.35 per share, for $9,000, or $0.20 per share.

    -During 2000, the Company issued 79,167 shares of its unregistered common stock to members of the Board of Directors for their duties as directors. The stock awards were recorded as compensation expense (director's fees) based upon the estimated value of the stock at the date of issuance.

    -During 2000, the Company finalized its investment interest in USAMSA. Leo Jackson, a director and stockholder of the Company, owns 31.4% of Production Minerals Inc., which has an indirect interest of 25% in the stock of USAMSA (see Note 7).

17.     Commitments and Contingencies:

Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 ("CERCLA"), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. The Company has been reclaiming the property and, as of December 31, 2001, the cyanide solution cleanup was complete, the mill removed, and a majority of the cyanide leach residue disposed of. In 1996, the Idaho Department of Environmental Quality requested that the Company sign a consent decree related to completing the reclamation and remediation at the Preachers Cove mill, which the Company signed in December 1996.

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

17.     Commitments and Contingencies, Continued:

In November of 2001, the Environmental Protection Agency ("EPA") listed two by-products of the Company's antimony oxide manufacturing process as hazardous wastes. Antimony slag and antimony bag house filters are now subject to comprehensive management and treatment standards under subtitle C of the Resource Conservation and Recovery Act ("RCRA"), and emergency notification requirements for releases to the environment under CERCLA. During 2001, the Company adjusted its reclamation accrual at its antimony processing site based on an estimate of costs associated with disposing the Company's current antimony slag inventory according to EPA universal treatment standards. While it is probable that future costs will result from the EPA's listings, the additional costs are not estimable at December 31, 2001.

The Company's management believes that USAC is currently in substantial compliance with environmental regulatory requirements and that its accrued environmental reclamation costs are representative of management's estimate of costs required to fulfill its reclamation obligations. Such costs are accrued at the time the expenditure becomes probable and the costs can reasonably be estimated. The Company recognizes, however, that in some cases future environmental expenditures cannot be reliably determined due to the uncertainty of specific remediation methods, conflicts between regulating agencies relating to remediation methods and environmental law interpretations, and changes in environmental laws and regulations. Any changes to the Company's reclamation plans as a result of these factors could have an adverse affect on the Company's operations. The range of possible losses in excess of the amounts accrued cannot be reasonably estimated at this time.

During the first quarter of 2000, the Company issued 150,000 shares of its common stock to Thomson Kernaghan & Co., Ltd., and 150,000 shares of its common stock to Blue Water Partners, Inc. as compensation for fiscal advisory and consulting services to be provided the Company. The shares were issued pursuant to the Company's 2000 Stock Plan (see Note 13), and were believed by the Company to be registered under a Form S-8 registration statement filed in connection with the 2000 Stock Plan. The stock certificates issued to the two companies therefore did not bear a restrictive legend. Subsequent to the issuance of the shares, management was informed by its legal counsel that Form S-8 cannot be used to register stock issued to consultants whose services involve promotion of the Company's stock. In response to this information, management immediately contacted both companies and requested that the unlegended shares of common stock be returned to the Company in exchange for a certificate bearing a restrictive legend. In March of 2001, Thomson Kernaghan & Co., Ltd. returned 150,000 shares to the Company in exchange for 150,000 restricted shares. No response has been received from Blue Water Partners, Inc. As a result of the issuance, the Company may be subject to civil liabilities, including fines and other penalties imposed by federal and state securities agencies. At December 31, 2001 and 2000, the Company had not recorded any liability associated with the issuance of these shares, as management believes the likelihood of a claim, and the ultimate outcome of a claim if asserted, cannot be ascertained at this time.

During 2001, the Company issued a number of shares in transactions that may not qualify for exemption from the Securities Act registration requirements and may be in violation of Section 5 of the Securities Act of 1933. As a result the Company may be subject to liabilities associated with the rescission rights of the purchasers of these shares and fines and penalties from securities regulators. At December 31, 2001, the Company had not recorded any liability associated with the issuance of these shares, as management believes the likelihood of a claim, and the ultimate outcome if a claim is asserted, cannot be ascertained at this time.

United States Antimony Corporation and Subsidiary
Notes to Consolidated Financial Statements, Continued:

18.     Fair Value of Financial Instruments:

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

The carrying amounts for cash, restricted cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values. The fair value of amounts due to related parties approximates their carrying values of $121,082 and $10,307, respectively, at December 31, 2001 and December 31, 2000, based upon the contractual cash flow requirements.

Judgments payable of $46,523 and $43,480, at December 31, 2001 and 2000, respectively, approximate their carrying value based upon the judgment's repayment requirements. The fair value of the Company's convertible debentures and accrued interest of $997,449 and $47,324, respectively, at December 31, 2000, approximated their carrying value based on management's estimate the fair values of comparable debt instruments.