Form 10QSB
period 2002-03-31
UNITED STATES ANTIMONY CORP
filed 2002-05-14
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB




(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For  the  transition  period ______to________




                         Commission file number 33-00215

                       UNITED STATES ANTIMONY CORPORATION

                 (Name of small business issuer in its charter)


        MONTANA                                   81-0305822
        -------                                   ----------
  (State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)             Identification No.)

         P.O.  BOX  643,  THOMPSON  FALLS,  MONTANA       59873
         ------------------------------------------      -------
      (Address  of  principal  executive  offices)     (Zip  code)


       Registrant's telephone number, including area code:  (406) 827-3523



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X          No
       ---            ---




At May 6, 2002, the registrant had outstanding 26,956,956 shares of par value $0.01 common stock.

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2002



                                TABLE OF CONTENTS


                                                                        Page

PART  I  -  FINANCIAL  INFORMATION

Item  1:  Financial  Statements                                            1

Item  2:  Management's  Discussion  and  Analysis  of  Financial
          Condition  and Results  of  Operations                           5


PART  II  -  OTHER  INFORMATION

Item  1:  Legal  Proceedings                                               7

Item  2:  Changes  in  Securities                                          7

Item  3:  Defaults  among  Senior  Securities                              7

Item  4:  Submission  of  Matters  to  a  Vote  of  Security  Holders      7

Item  5:  Other  Information                                               7

Item  6:  Exhibits  and  Reports  on  Form  8-K                            7


SIGNATURES







         [The balance of this page has been intentionally left blank.]

     PART  I-FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  BALANCE  SHEETS


                                                                         (UNAUDITED)
                                                                          MARCH 31,     DECEMBER 31,
                                                                            2002            2001
                                                      ASSETS
Current assets:
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      3,659   $       3,803
  Accounts receivable, less allowance
    for doubtful accounts of $30,000 . . . . . . . . . . . . . . . . .        40,598         105,084
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       132,943         126,075
                                                                        -------------  --------------
          Total current assets . . . . . . . . . . . . . . . . . . . .       177,200         234,962

Investment in USAMSA, net. . . . . . . . . . . . . . . . . . . . . . .        89,303          95,734
Properties, plants and equipment, net. . . . . . . . . . . . . . . . .       392,894         307,373
Restricted cash for reclamation bonds. . . . . . . . . . . . . . . . .        87,550          87,550
                                                                        -------------  --------------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $    746,947   $     725,619
                                                                        =============  ==============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Checks issued and payable. . . . . . . . . . . . . . . . . . . . . .  $     56,885   $      61,121
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       691,859         624,588
  Accrued payroll and property taxes . . . . . . . . . . . . . . . . .       271,229         256,320
  Accrued payroll. . . . . . . . . . . . . . . . . . . . . . . . . . .        26,198          26,150
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . .        56,467          56,640
  Judgment payable . . . . . . . . . . . . . . . . . . . . . . . . . .        47,374          46,523
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . .        14,640          14,640
  Payable to related parties . . . . . . . . . . . . . . . . . . . . .        94,702         121,082
  Notes payable to bank, current . . . . . . . . . . . . . . . . . . .       216,183         119,431
  Accrued reclamation costs, current . . . . . . . . . . . . . . . . .       137,639         137,639
                                                                        -------------  --------------
          Total current liabilities. . . . . . . . . . . . . . . . . .     1,613,176       1,464,134

Notes payable to bank, noncurrent. . . . . . . . . . . . . . . . . . .       248,467         341,845
Accrued reclamations costs, noncurrent . . . . . . . . . . . . . . . .        87,524          87,524
                                                                        -------------  --------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . .     1,949,167       1,893,503
                                                                        -------------  --------------

Commitments and contingencies (Note 3)

Stockholders' deficit:
  Preferred stock, $.01 par value, 10,000,000 shares authorized:
      Series A: 4,500 shares issued and outstanding. . . . . . . . . .            45              45
      Series B: 750,000 shares issued and outstanding. . . . . . . . .         7,500           7,500
      Series C: 177,904 shares issued and outstanding. . . . . . . . .         1,779           1,779
  Common stock, $.01 par value, 30,000,000 shares
    authorized; 26,956,959 issued and outstanding at March 31, 2002
    and 26,156,959 shares issued and outstanding at December 31, 2001.       269,569         261,569
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .    16,943,610      16,791,610
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .   (18,424,723)    (18,230,387)
                                                                        -------------  --------------
          Total stockholders' deficit. . . . . . . . . . . . . . . . .    (1,202,220)     (1,167,884)
                                                                        -------------  --------------
          Total liabilities and stockholders' deficit. . . . . . . . .  $    746,947   $     725,619
                                                                        =============  ==============

The accompanying notes are an integral part of the financial statements.
1

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)




                                                                   FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,    MARCH 31,
                                                                        2002         2001
Revenues:
  Sales of antimony products and other . .                       $     651,089   $   961,131
  Sales of zeolite products. . . . . . . .                              61,314
                                                                 -------------   -----------
                                                                       712,403       961,131

  Cost of zeolite production . . . . . . .                              39,311
  Cost of antimony production. . . . . . .                             564,548       802,368
  Freight and delivery-antimony. . . . . .                              79,809       103,614
                                                                 -------------   -----------
                                                                       683,668       905,982

Gross profit . . . . . . . . . . . . . . .                              28,735        55,149
                                                                 -------------   -----------

Other operating expenses:
  Bear River Zeolite-sales and development                              68,481        46,243
  General and administrative . . . . . . .                              97,896       174,047
  Sales expenses . . . . . . . . . . . . .                              26,865        38,496
                                                                  ------------   -----------
                                                                       193,242       258,786
                                                                  ------------   -----------
Other (income) expense:
  Interest expense . . . . . . . . . . . .                              17,453        39,886
  Factoring expense. . . . . . . . . . . .                              19,326        23,264
  Interest income and other. . . . . . . .                              (6,950)       (1,481)
                                                                   -----------   -----------
                                                                        29,829        61,669
                                                                   -----------   -----------

Net loss . . . . . . . . . . . . . . . . .                         $   194,336   $   265,306
                                                                   ===========   ===========

Basic net loss per share of common stock:.                         $      0.01   $      0.01
                                                                   ===========   ===========

Basic weighted average shares outstanding.                          26,588,070    18,467,762
                                                                   ===========   ===========




The accompanying notes are an integral part of the financial statements.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)



                                                                     FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,       MARCH 31,
                                                                          2002            2001
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . .                 $   (194,336)  $ (265,306)
  Adjustments to reconcile net loss to
    net cash used by operations:
      Depreciation. . . . . . . . . . . . . . . . . .                       26,931       24,000
      Amortization of deferred financing charges. . .                                    10,313
      Amortization of debenture discount. . . . . . .                                     3,161
  Change in:
        Restricted cash . . . . . . . . . . . . . . .                          144         (472)
        Accounts receivable . . . . . . . . . . . . .                       64,486       53,932
        Inventories . . . . . . . . . . . . . . . . .                       (6,868)      50,079
        Accounts payable. . . . . . . . . . . . . . .                       67,271       31,068
        Accrued payroll and property taxes. . . . . .                       14,909      (66,683)
        Accrued payroll and other . . . . . . . . . .                         (125)      69,033
        Judgments payable . . . . . . . . . . . . . .                          851          761
        Accrued debenture interest payable. . . . . .                                    25,575
        Payable to related parties. . . . . . . . . .                      (26,380)      (5,784)
                                                                       ------------  ----------
          Net cash used by operating activities . . .                      (53,117)     (70,323)
                                                                       ------------  -----------

Cash flows from investing activities:
  Purchase of properties, plants and equipment. . . .                     (106,021)     (38,810)
                                                                       -----------   -----------
          Net cash used in investing activities . . .                     (106,021)     (38,810)
                                                                       -----------   -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants                      160,000       42,000
  Payments on notes payable to bank . . . . . . . . .                      (96,117)
  Proceeds from related party advances. . . . . . . .                       50,000
  Proceeds from notes payable to bank . . . . . . . .                       99,491       40,934
  Change in checks issued and payable . . . . . . . .                       (4,236)     (23,801)
                                                                        ----------   -----------
          Net cash provided by financing activities .                      159,138      109,133
                                                                         ----------  -----------
Net change in cash. . . . . . . . . . . . . . . . . .                            0            0
Cash, beginning of period . . . . . . . . . . . . . .                            0            0
                                                                         ---------  -----------
Cash, end of period . . . . . . . . . . . . . . . .                   .  $       0   $        0
                                                                         ==========  ===========

Supplemental disclosures:
  Cash paid during the period for interest. . . . . .                    $   13,343  $    12,495
                                                                         ==========  ===========




The accompanying notes are an integral part of the financial statements.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

1.  BASIS  OF  PRESENTATION:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. Certain consolidated financial statement amounts for the three-month period ended March 31, 2001 have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY

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

During 2001, the Company issued a number of shares in transactions that may not qualify for exemption from the Securities Act registration requirements and may be in violation of Section 5 of the Securities Act of 1933. As a result the Company may be subject to liabilities associated with the rescission rights of the purchasers of these shares and fines and penalties from securities regulators. At March 31, 2002 and December 31, 2001, the Company had not recorded any liability associated with the issuance of these shares, as management believes the likelihood of a claim, and the ultimate outcome if a claim is asserted, cannot be ascertained at this time.

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

Results  of  Operations

The Company's operations resulted in a net loss of $194,336 for the three-month period ended March 31, 2002, compared with a net loss of $265,306 for the three-month period ended March 31, 2001. The decrease in the loss for the first quarter of 2002 compared to the similar quarter of 2001 is primarily due to decreased general and administrative expenses during the first quarter of 2002. During the first quarter of 2001, the Company incurred penalties and legal and accounting expenses associated with the preparation of a registration statement that were not incurred during the first quarter of 2002.

Total revenues from antimony product sales for the first quarter of 2002 were $651,089 compared with $961,131 for the comparable quarter of 2001, a decrease of $310,042. During the three-month period ended March 31, 2002, 40.36%, of the Company's revenues from antimony product sales were from sales to one customer and 10.7% were from sales to a second individual customer. Sales of antimony products during the first quarter of 2002 consisted of 752,049 pounds at an average sale price of $0.87 per pound. During the first quarter of 2001 sales of antimony products consisted of 945,324 pounds at an average sale price of $1.02 per pound. Management believes that the decrease in the sales of antimony products is the result of a general economic slow down during the first quarter of 2002. The decrease in sale prices of antimony products from the first quarter of 2001 to the first quarter of 2002 is the result of a corresponding decrease in antimony metal prices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Sales of zeolite products during the first quarter of 2002 were $61,314, no corresponding sales were made during the first period of 2001. Gross profit from antimony and zeolite sales during the first three-month period of 2002 was $28,735 compared with gross profit of $55,149 during the first three-month period of 2001.

During the first quarter of 2002, the Company incurred expenses totaling $68,481 associated with production and development costs of its 75% owned subsidiary, Bear River Zeolite Company, ("Bear River Zeolite or BRZ") compared to $46,243 of expenses in the comparable quarter of 2001. The increase in BRZ expenses was principally due to the costs associated with zeolite marketing efforts and expenses relating to the development of the zeolite plant and equipment during 2002.

General and administrative expenses were $97,896 during the first quarter of 2002, compared to $174,047 during the first quarter of 2001. The decrease in general and administrative expenses during the first quarter of 2002 compared to the same quarter of 2001 was partially due to the absence of penalties and legal and accounting expenses associated with the preparation of a registration statement during the first quarter of 2001 that were incurred during the first quarter of 2001.

Sales expenses were $26,865 during the first quarter of 2002 compared with $38,496 in the first quarter of 2001, the decrease was due to the allocation of a portion of the Company's sales and labor costs to BRZ.

Interest expense was $17,453 during the first quarter of 2002, compared to interest expense of $39,886 incurred during the first quarter of 2001; the decrease in interest expense was due to the conversion of outstanding debentures during the fourth quarter of 2001.

Accounts receivable factoring expense was $19,326 during the first quarter of 2002 compared to $23,264 of factoring expense incurred during the first quarter of 2002. The decrease was primarily due to fewer accounts receivable factored during the first quarter of 2002 compared to 2001.

Interest and other income increased from $1,481 during the first quarter of 2001 to $6,950 during the first quarter of 2002. The increase was the result of plant and equipment rental income recognized from BRZ.

Financial  Condition  and  Liquidity

At March 31, 2002, Company assets totaled $746,947, and there was a stockholders' deficit of $1,202,220. The stockholders' deficit increased $34,336 from December 31, 2001, primarily due to the net loss incurred during the first quarter of 2002. At March 31, 2002 the Company's total current liabilities exceeded its total current assets by $1,435,976. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the Company's 2001 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and to acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such.

Cash used by operating activities during the first three months of 2002 was $53,117, and resulted from the first quarter net loss of $194,336 as adjusted principally by decreasing accounts receivable, increasing accounts payable and the non-cash affects of depreciation and amortization expenses.

Cash used in investing activities during the first three months of 2002 was $106,021 and primarily related to the construction of capital assets at the Bear River Zeolite facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cash provided by financing activities was $159,138 during the first three months of 2002, and was principally generated by sales of 800,000 shares of unregistered common stock for $160,000 or $0.20 per share.


                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Company sold 800,000 shares of its common stock for $0.20 per share, during the first quarter of 2002 pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as amended.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

The  registrant  has  no  outstanding  senior  securities.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibits  None


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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



                   By:/s/ John C. Lawrence Date: May 14, 2002
                      ---------------------------------------
                    John C. Lawrence, Director and President
                 (Principal Executive, Financial and Accounting
Officer)