Form 10QSB
period 2002-06-30
UNITED STATES ANTIMONY CORP
filed 2002-08-15
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB




(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For  the  transition  period          to




                         Commission file number 33-00215

                       UNITED STATES ANTIMONY CORPORATION

                 (Name of small business issuer in its charter)


             MONTANA                                       81-0305822
             -------                                       ----------
  (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification No.)

           P.O.  BOX  643,  THOMPSON  FALLS,  MONTANA           59873
           ------------------------------------------          -------
            (Address  of  principal  executive  offices)     (Zip  code)


       Registrant's telephone number, including area code:  (406) 827-3523


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X          No
     ------      -----

At August 9, 2002, the registrant had outstanding 27,027,959 shares of par value $0.01 common stock.

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2002



                                TABLE OF CONTENTS


                                                                        Page

PART  I  -  FINANCIAL  INFORMATION

Item  1:  Financial  Statements                                           1

Item  2:  Management's  Discussion  and  Analysis  of  Financial
          Condition  and Results  of  Operations                          5


PART  II  -  OTHER  INFORMATION

Item  1:  Legal  Proceedings                                              9

Item  2:  Changes  in  Securities                                         9

Item  3:  Defaults  among  Senior  Securities                             9

Item  4:  Submission  of  Matters  to  a  Vote  of  Security  Holders     9

Item  5:  Other  Information                                              9

Item  6:  Exhibits  and  Reports  on  Form  8-K                           9


SIGNATURES






         [The balance of this page has been intentionally left blank.]

                           PART  I-FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  BALANCE  SHEETS




(UNAUDITED)
                                                                          JUNE 30,      DECEMBER 31,
                                                                                2002            2001
                                                 ASSETS
Current assets:
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    106,092   $       3,803
  Accounts receivable, less allowance
    for doubtful accounts of $30,000 . . . . . . . . . . . . . . . . .        73,857         105,084
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       120,393         126,075
                                                                        -------------  --------------
          Total current assets . . . . . . . . . . . . . . . . . . . .       300,342         234,962

Investment in USAMSA, net. . . . . . . . . . . . . . . . . . . . . . .        83,503          95,734
Properties, plants and equipment, net. . . . . . . . . . . . . . . . .       464,749         307,373
Restricted cash for reclamation bonds. . . . . . . . . . . . . . . . .        87,550          87,550
                                                                        -------------  --------------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $    936,144   $     725,619
                                                                        =============  ==============

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Checks issued and payable. . . . . . . . . . . . . . . . . . . . . .  $     72,650   $      61,121
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       659,675         624,588
  Accrued payroll and property taxes . . . . . . . . . . . . . . . . .       292,134         256,320
  Accrued payroll. . . . . . . . . . . . . . . . . . . . . . . . . . .        24,379          26,150
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . .        55,316          56,640
  Judgment payable . . . . . . . . . . . . . . . . . . . . . . . . . .        48,224          46,523
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . .        14,640          14,640
  Payable to related parties . . . . . . . . . . . . . . . . . . . . .       164,864         121,082
  Notes payable to bank, current . . . . . . . . . . . . . . . . . . .       336,507         119,431
  Accrued reclamation costs, current . . . . . . . . . . . . . . . . .       133,080         137,639
                                                                        -------------  --------------
          Total current liabilities. . . . . . . . . . . . . . . . . .     1,801,469       1,464,134

Notes payable to bank, noncurrent. . . . . . . . . . . . . . . . . . .       164,491         341,845
Accrued reclamation costs, noncurrent. . . . . . . . . . . . . . . . .        87,524          87,524
                                                                        -------------  --------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . .     2,053,484       1,893,503
                                                                        -------------  --------------

Commitments and contingencies (Note 3)

Stockholders' deficit:
  Preferred stock, $.01 par value, 10,000,000 shares authorized:
      Series A: 4,500 shares issued and outstanding. . . . . . . . . .            45              45
      Series B: 750,000 shares issued and outstanding. . . . . . . . .         7,500           7,500
      Series C: 177,904 shares issued and outstanding. . . . . . . . .         1,779           1,779
  Common stock, $.01 par value, 30,000,000 shares
    authorized; 27,027,959 issued and outstanding at June 30, 2002
    and 26,156,959 shares issued and outstanding at December 31, 2001.       270,279         261,569
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .    16,954,970      16,791,610
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .   (18,351,913)    (18,230,387)
                                                                        -------------  --------------
          Total stockholders' deficit. . . . . . . . . . . . . . . . .    (1,117,340)     (1,167,884)
                                                                        -------------  --------------
          Total liabilities and stockholders' deficit                   $    936,144   $     725,619
                                                                        ============   =============

The accompanying notes are an integral part of the financial statements.


UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED

                                                        JUNE 30,      JUNE 30,      JUNE 30,      JUNE30,
                                                          2002          2001          2002          2001
Revenues:
  Sales of antimony products and other . . . . . . .  $   975,283   $ 1,076,909   $ 1,626,372   $ 2,038,040
  Sales of zeolite products. . . . . . . . . . . . .       44,593         2,655       105,907         2,655
                                                      ------------  ------------  ------------  ------------
                                                        1,019,876     1,079,564     1,732,279     2,040,695

  Costs of production-antimony . . . . . . . . . . .      728,666       821,401     1,293,214     1,623,769
  Costs of production-zeolite. . . . . . . . . . . .       73,391                     112,702
  Freight and delivery-antimony. . . . . . . . . . .      114,333       118,921       194,142       222,535
                                                      ------------  ------------  ------------  ------------
                                                          916,390       940,322     1,600,058     1,846,304

Gross profit . . . . . . . . . . . . . . . . . . . .      103,486       139,242       132,221       194,391
                                                      ------------  ------------  ------------  ------------

Other operating expenses:
  Bear River Zeolite sales, development and general
    and administrative . . . . . . . . . . . . . . .       50,396       119,425       112,681       165,668
  General and administrative . . . . . . . . . . . .       67,522       159,421       165,418       333,468
  Sales expense. . . . . . . . . . . . . . . . . . .       17,533        34,342        44,398        72,838
                                                      ------------  ------------  ------------  ------------
                                                          135,451       313,188       322,497       571,974
                                                      ------------  ------------  ------------  ------------
Other (income) expense:
  Interest expense . . . . . . . . . . . . . . . . .       19,921        41,714        37,373        81,600
  Factoring expense. . . . . . . . . . . . . . . . .       26,001        23,911        45,327        47,175
  Interest income. . . . . . . . . . . . . . . . . .         (696)       (1,488)       (1,450)       (2,969)
  Sale of Bear River Zeolite royalty . . . . . . . .     (150,000)                   (150,000)
                                                      ------------  ------------  ------------  ------------
                                                         (104,774)       64,137       (68,750)      125,806
                                                      ------------  ------------  ------------  ------------

Net income (loss). . . . . . . . . . . . . . . . . .  $    72,809   $  (238,083)  $  (121,526)  $  (503,389)
                                                      ============  ============  ============  ============

Basic net income (loss) per share of common stock. .  $       Nil   $     (0.01)  $       Nil   $     (0.03)
                                                      ============  ============  ============  ============

Basic weighted average shares outstanding. . . . . .   26,979,048    18,948,294    26,783,559    18,608,177
                                                      ============  ============  ============  ============









The accompanying notes are an integral part of the financial statements.
                                        2

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)



                                                                      FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,            JUNE 30,
                                                                      2002                2001
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $          (121,526)  $(503,389)
  Adjustments to reconcile net loss to
    net cash used by operations:
      Depreciation and amortization . . . . . . . . . . .               44,772      83,131
      Accrued reclamation costs . . .             . . . . . . . . . .                7,500
  Change in:
        Restricted cash . . . . . . . . . . . . . . . . .             (102,290)      2,552
        Accounts receivable . . . . . . . . . . . . . . .               31,227     (32,950)
        Inventories . . . . . . . . . . . . . . . . . . .                5,682      67,769
        Restricted cash for reclamation bonds . .             . . . .               (7,500)
        Accounts payable. . . . . . . . . . . . . . . . .               35,087     194,510
        Accrued payroll and property taxes. . . . . . . .               35,814     (94,966)
        Accrued payroll and other . . . . . . . . . . . .               (3,095)     73,214
        Judgments payable . . . . . . . . . . . . . . . .                1,701       1,522
        Accrued debenture interest payable. . . . . . . .                           51,150
        Payable to related parties. . . . . . . . . . . .                5,826      (3,505)
        Accrued reclamation costs . . . . . . . . . . . .               (4,559)    (12,431)
                                                           --------------------  ----------
          Net cash used by operating activities . . . . .              (71,361)   (173,393)
                                                           --------------------  ----------

Cash flows from investing activities:
  Purchase of properties, plants and equipment. . . . . .             (189,917)    (92,689)
                                                           --------------------  ----------
          Net cash used in investing activities . . . . .             (189,917)    (92,689)
                                                           --------------------  ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants . .              172,070     149,300
  Payments on notes payable to bank . . . . . . . . . . .              (60,489)
  Proceeds from related party advances, net . . . . . . .               37,957      40,000
  Proceeds from notes payable to bank . . . . . . . . . .              100,211      68,770
  Proceed from factoring company. . . . . . . . . . . . .                           34,691
  Change in checks issued and payable . . . . . . . . . .               11,529     (26,679)
                                                           --------------------  ----------
          Net cash provided by financing activities . . .              261,278     266,082
                                                           --------------------  ----------
Net change in cash. . . . . . . . . . . . . . . . . . . .                    0           0
Cash, beginning of period . . . . . . . . . . . . . . . .                    0           0
                                                           --------------------  ----------
Cash, end of period . . . . . . . . . . . . . . . . . . .  $                 0   $       0
                                                           ====================  ==========

Supplemental disclosures:
  Cash paid during the period for interest. . . . . . . .  $            28,758   $  19,068
                                                           ====================  ==========

Non-cash investing activities:
  Common stock and warrants issued for plant construction                        $   2,500
                                                                                 ==========


The accompanying notes are an integral part of the financial statements.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

1.   BASIS  OF  PRESENTATION:

The unaudited consolidated financial statements have been prepared by United States Antimony Corporation ("USAC" or "the Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. Certain consolidated financial statement amounts for the three and six-month periods ended June 30, 2001, have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

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

In November of 2001, the Environmental Protection Agency ("EPA") listed two by-products of the Company's antimony oxide manufacturing process as hazardous wastes. Antimony slag and antimony bag house filters are now subject to comprehensive management and treatment standards under subtitle C of the Resource Conservation and Recovery Act ("RCRA"), and emergency notification requirements for releases to the environment under CERCLA. During 2001, the Company adjusted its reclamation accrual at its antimony processing site based on an estimate of costs associated with disposing the Company's current antimony slag inventory according to EPA universal treatment standards. While it is reasonably probable that additional future costs will result from the EPA's listings, the additional costs are not estimable at December 31, 2001 and June 30, 2002, and accordingly have not been accrued for.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED),  CONTINUED:

3.   COMMITMENTS  AND  CONTINGENCIES,  CONTINUED:

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

During 2001, the Company issued a number of shares in transactions that may not qualify for exemption from the Securities Act registration requirements and may be in violation of Section 5 of the Securities Act of 1933. As a result the Company may be subject to liabilities associated with the rescission rights of the purchasers of these shares and fines and penalties from securities regulators. At June 30, 2002 and December 31, 2001, the Company had not recorded any liability associated with the issuance of these shares, as management believes the likelihood of a claim, and the ultimate economic outcome if a claim is asserted, cannot be ascertained at this time.

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

Results  of  Operations

For the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001

On May 29, 2002, the Company, was assigned all rights, title and interest in any and all common stock of Bear River Zeolite Company ("Bear River Zeolite" or "BRZ") owned by George Desborough and Nick Raymond, holders of 25% of BRZ's outstanding shares of common stock. The assignment brought the Company's ownership in Bear River Zeolite to 100%. In connection with the assignment, the Company agreed to pay Mr. Desborough and Mr. Raymond a royalty on zeolite sales ranging from 1-3% based on per-ton zeolite sale prices. As additional consideration for the assignment, USAC also agreed to issue Mr. Desborough and Mr. Raymond a total of 50,000 restricted common stock purchase warrants exercisable at $0.40 for a period of 3 years within 30 days of the signing of the agreement, providing common stock is authorized. At June 30, 2002, the Company didn't have authorized shares of common stock available to affect the warrant issue, and the warrants had not yet been issued.

On June 1, 2002, BRZ sold a production royalty to Delaware Royalty Corporation ("Delaware"), a company controlled by Al Dugan, a major shareholder that may be regarded as an affiliate. The sale granted Delaware a 2% royalty on all zeolite ore extracted and sold from BRZ's Webster Farm zeolite property. As consideration for the royalty the Company received $150,000. The royalty is due at the end of each quarter and is calculated on the gross sales proceeds from zeolite shipped and sold during the preceding quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

The Company's operations resulted in net income of $72,809 for the three-month period ended June 30, 2002, compared with a net loss of $283,083 for the three-month period ended June 30, 2001. Net income during the second quarter of 2002 compared to the net loss during the similar quarter of 2001 is primarily due to the sale of a royalty in the Company's zeolite operations and decreased general and administrative expenses during the second quarter of 2002.

Total revenues from antimony product sales for the second quarter of 2002 were $975,283 compared with $1,076,909 during the comparable quarter of 2001, a decrease of $101,626. During the three-month period ended June 30, 2002, 36.62%, of the Company's revenues from antimony product sales were from sales to one customer and 10.8% were from sales to a second individual customer. Sales of antimony products during the second quarter of 2002 consisted of 1,188,019 pounds at an average sale price of $0.82 per pound. During the second quarter of 2001 sales of antimony products consisted of 1,184,110 pounds at an average sale price of $0.91 per pound. The decrease in sale prices of antimony products from the second quarter of 2001 to the second quarter of 2002 is the result of a corresponding decrease in antimony metal prices.

Sales of zeolite products during the second quarter of 2002 were $44,593 compared to sales of $2,655 during the second quarter of 2001. Gross profit from antimony and zeolite sales during the second three-month period of 2002 was $103,486 compared with gross profit of $139,242 during the second three-month period of 2001.

During the second quarter of 2002, the Company incurred expenses totaling $50,396 associated with sales, development and general and administrative expenses of its wholly owned subsidiary, Bear River Zeolite, compared to $119,425 of expenses in the comparable quarter of 2001. The decrease in BRZ expenses was principally due to the start-up costs incurred during the second quarter of 2001 that were not incurred during 2002.

General and administrative expenses were $67,522 during the second quarter of 2002, compared to $159,421 during the second quarter of 2001. The decrease in general and administrative expenses during the second quarter of 2002 compared to the same quarter of 2001 was partially due to the absence of legal and accounting expenses associated with the preparation of a registration statement during the second quarter of 2001.

Sales expenses were $17,533 during the second quarter of 2002 compared with $34,342 in the second quarter of 2001, the decrease was principally due to the allocation of a portion of USAC's sales and labor costs to BRZ.

Interest expense was $19,921 during the second quarter of 2002, compared to interest expense of $41,714 incurred during the second quarter of 2001; the decrease in interest expense was due to the conversion of outstanding debentures during the fourth quarter of 2001.

Accounts receivable factoring expense was $26,001 during the second quarter of 2002 compared to $23,911 of factoring expense incurred during the second quarter of 2001. The decrease was primarily due to an increase in accounts receivable factored during the second quarter of 2002 compared to 2001.

Interest income decreased from $1,488 during the second quarter of 2001 to $696 during the second quarter of 2002. The decrease was due to a corresponding decrease in interest bearing reclamation bonds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

For the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001

The Company's operations resulted in a net loss of $121,526 for the six-month period ended June 30, 2002, compared with a net loss of $503,389 for the six-month period ended June 30, 2001. The decrease in net loss from the first six months of 2001 compared to the first six months of 2002 is primarily due to decreased general and administrative expenses during 2002 and the sale of a royalty in the Company's zeolite operations.

Total revenues from antimony product sales for the first six months of 2002 were $1,626,372 compared with $2,038,040 for the comparable period of 2001, a decrease of $411,668. During the six-month period ended June 30, 2002, 38.49% of the Company's revenues from antimony products sales were from sales to one customer and 10.7% were from sales to a second individual customer. Sales of antimony products during the first six months of 2002 consisted of 1,940,068 pounds at an average sale price of $0.84 per pound. During the first six months of 2001 sales of antimony products consisted of 2,129,434 pounds at an average sale price of $0.96 per pound. The decrease in sale prices of antimony products from the first six months of 2001 to the first six months of 2002 is the result of a corresponding decrease in antimony metal prices.

Sales of zeolite products during the first six months of 2002 were $105,907 compared to sales of $2,655 during the comparable period of 2001. Gross profit from antimony and zeolite sales during the first six-month period of 2002 was $132,221 compared with gross profit of $194,391 during the same six-month period of 2001.

During the first six months of 2002, the Company incurred expenses totaling $112,681 associated with sales, development and general and administrative expenses of its wholly owned subsidiary, Bear River Zeolite, compared to $165,668 of expenses during the comparable period of 2001. The decrease in BRZ expenses was principally due to the start-up costs associated with zeolite operations incurred during the first six months of 2001 that were not incurred during 2002.

General and administrative expenses were $165,418 during the first six months of 2002, compared to $333,468 during the first six months of 2001. The decrease in general and administrative expenses during the first six months of 2002 compared to the same period of 2001 was partially due to decreased legal and accounting expenses associated with the preparation of a registration statement during 2001 and the allocation of a portion of USAC's general and administrative costs to BRZ.

Sales expenses were $44,398 during the first six months of 2002 compared with $72,838 in the first six months of 2001, the decrease was principally due to the allocation of a portion of the Company's sales costs to BRZ.

Interest expense was $37,373 during the first six months of 2002, compared to interest expense of $81,600 incurred during the first six months of 2001; the decrease in interest expense was due to the conversion of outstanding debentures during the fourth quarter of 2001.

Accounts receivable factoring expense was $45,327 during the first six months of 2002 and was comparable to $47,175 of factoring expense incurred during the first six months of 2001.

Interest income decreased from $2,969 during the first six months of 2001 to $1,450 during the first six months of 2002. The decrease was due to a corresponding decrease in interest bearing reclamation bonds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

Financial  Condition  and  Liquidity

At June 30, 2002, Company assets totaled $936,144, and there was a stockholders' deficit of $1,117,340. The stockholders' deficit decreased $50,544 from December 31, 2001, primarily due to sales of restricted common stock during the first two quarters of 2002. At June 30, 2002, the Company's total current liabilities exceeded its total current assets by $1,501,127. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the Company's 2001 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources from alternative financing resources. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain its operations and meet its financial obligations, there can be no assurance of such.

Cash used by operating activities during the first six months of 2002 was $71,361, and resulted primarily from the six-month net loss of $121,526.

Cash used in investing activities during the first six months of 2002 was $189,917 and was almost entirely related to the construction of capital assets at the Bear River Zeolite facility.

Cash provided by financing activities was $261,278 during the first six months of 2002, and was principally generated by sales of 871,000 shares of unregistered common stock for $172,070. At June 30, 2002, the Company had no unencumbered authorized common stock available for sale or issue.

During the second quarter of 2002, the Company negotiated an additional borrowing with the First State Bank of Thompson Falls, Montana, through an Assignment of Deposit Account Agreement. The borrowing provides up to $150,100, is collateralized by the Company's assignment of a $100,000 certificate of deposit, and matures together with accrued interest on June 10, 2003. Proceeds from the borrowing were used to finance the Company's inventory purchases.






                                     8




                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Company sold 871,000 shares of its common stock for a total of $172,070, during the first six months of 2002 pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as amended.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

The  registrant  has  no  outstanding  senior  securities.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibits

10.47     Bear River Zeolite Company Royalty  Agreement,  dated  May  29,  2002
10.48     Grant  of  Production  Royalty,  dated  June  1,  2002
10.49     Assignment  of  Common  Stock of Bear River Zeolite Company,
          dated  May  29,  2002
10.50     Agreement  to  Issue  Warrants of USA,  dated  May  29,  2002

Reports  on  Form  8-K     None









                                      9











                                    SIGNATURE


  Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange
    Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



                  By:/s/ John C. Lawrence Date: August 14, 2002
                     ------------------------------------------
                    John C. Lawrence, Director and President
                 (Principal Executive, Financial and Accounting
                                    Officer)