Form 10QSB
period 2002-09-30
UNITED STATES ANTIMONY CORP
filed 2002-11-19
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB




(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT  OF  1934
                     For  the  transition  period____________to____________




                         Commission file number 33-00215

                       UNITED STATES ANTIMONY CORPORATION

                 (Name of small business issuer in its charter)


      MONTANA                                            81-0305822
      -------                                            ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                         Identification No.)

           P.O.  BOX  643,  THOMPSON  FALLS,  MONTANA       59873
           ------------------------------------------      -------
          (Address  of  principal  executive  offices)   (Zip  code)


       Registrant's telephone number, including area code:  (406) 827-3523



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X          No
                   --




At November 14, 2002, the registrant had outstanding 27,027,959 shares of par value $0.01 common stock.

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2002





                               TABLE OF CONTENTS


                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1: Financial Statements. . . . . . . . . . . . . . . . . . . . . .     1

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations . . . . . . . . . . . . . . . . . . .         5

Item 3: Controls and Procedures.............................................8


PART II - OTHER INFORMATION

Item 1: Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .     9

Item 2: Changes in Securities . . . . . . . . . . . . . . . . . . . . .     9

Item 3: Defaults among Senior Securities. . . . . . . . . . . . . . . .     9

Item 4: Submission of Matters to a Vote of Security Holders . . . . . .     9

Item 5: Other Information . . . . . . . . . . . . . . . . . . . . . . .     9

Item 6: Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .     9


SIGNATURES.................................................................10

CERTIFICATIONS.............................................................11






         [The balance of this page has been intentionally left blank.]

                          PART  I-FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                               (UNAUDITED)
                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                    2002            2001
                                               ASSETS
Current assets:
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      100,827   $       3,803
  Accounts receivable, less allowance
    for doubtful accounts of $30,000 . . . . . . . . . . . . . . . . . .         135,789         105,084
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          99,950         126,075
                                                                          ---------------  --------------
          Total current assets . . . . . . . . . . . . . . . . . . . . .         336,566         234,962

Investment in USAMSA, net. . . . . . . . . . . . . . . . . . . . . . . .          77,703          95,734
Properties, plants and equipment, net. . . . . . . . . . . . . . . . . .         518,978         307,373
Restricted cash for reclamation bonds. . . . . . . . . . . . . . . . . .          84,209          87,550
                                                                          ---------------  --------------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,017,456   $     725,619
                                                                          ===============  ==============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Checks issued and payable. . . . . . . . . . . . . . . . . . . . . . .  $       80,519   $      61,121
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         726,442         624,588
  Accrued payroll and property taxes . . . . . . . . . . . . . . . . . .         263,622         256,320
  Accrued payroll. . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,940          26,150
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . .          55,166          56,640
  Judgment payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          49,073          46,523
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . .          14,640          14,640
  Payable to related parties . . . . . . . . . . . . . . . . . . . . . .         177,961         121,082
  Notes payable to bank, current . . . . . . . . . . . . . . . . . . . .         220,448         119,431
  Stock subscription payable . . . . . . . . . . . . . . . . . . . . . .          10,000
  Accrued reclamation costs, current . . . . . . . . . . . . . . . . . .          93,984         137,639
                                                                          ---------------  --------------
          Total current liabilities. . . . . . . . . . . . . . . . . . .       1,717,795       1,464,134

Notes payable to bank, noncurrent. . . . . . . . . . . . . . . . . . . .         361,811         341,845
Accrued reclamation costs, noncurrent. . . . . . . . . . . . . . . . . .          87,524          87,524
                                                                          ---------------  --------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .       2,167,130       1,893,503
                                                                          ---------------  --------------

Commitments and contingencies (Note 3)

Stockholders' deficit:
  Preferred stock, $.01 par value, 10,000,000 shares authorized:
      Series A: 4,500 shares issued and outstanding. . . . . . . . . . .              45              45
      Series B: 750,000 shares issued and outstanding. . . . . . . . . .           7,500           7,500
      Series C: 177,904 shares issued and outstanding. . . . . . . . . .           1,779           1,779
      Series D:  96,000 shares issued and outstanding
  Common stock, $.01 par value, 30,000,000 shares
    authorized; 27,027,959 issued and outstanding at September 30, 2002
    and 26,156,959 shares issued and outstanding at December 31, 2001. .         270,279         261,569
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .      16,962,969      16,791,610
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .     (18,392,246)    (18,230,387)
                                                                          ---------------  --------------
          Total stockholders' deficit. . . . . . . . . . . . . . . . . .      (1,149,674)     (1,167,884)
                                                                          ---------------  --------------
          Total liabilities and stockholders' deficit. . . . . . . . . .  $    1,017,456   $     725,619
                                                                          ===============  ==============

        The accompanying notes are an integral part of the financial statements.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,
                                                   2002            2001          2002           2001

Revenues:
  Sales of antimony products and other          $   863,625   $   778,533   $ 2,489,997   $ 2,816,573
  Sales of zeolite products                          44,740         4,080       150,647         6,735
                                                ------------  ------------  ------------  ------------
                                                    908,365       782,613     2,640,644     2,823,308

  Cost of production-antimony                       666,906       573,661     1,960,120     2,197,430
  Cost of production-zeolite                         56,207                     168,909
  Freight and delivery                               84,546        85,517       278,688       308,052
                                                ------------  ------------  ------------  ------------
                                                    807,659       659,178     2,407,717     2,505,482

  Gross profit                                      100,706       123,435       232,927       317,826
                                                ------------  ------------  ------------  ------------

Other operating expenses:
  Bear River Zeolite                                 38,202        87,915       150,883       253,583
  Care, maintenance, and
    reclamation-Yellow Jacket                                       1,813                       4,673
  General and administrative                         89,248       153,768       254,666       484,376
  Sales expenses                                     17,801        33,367        62,199       106,205
                                                ------------  ------------  ------------  ------------
                                                    145,251       276,863       467,748       848,837
                                                 ------------  ------------  ------------  -----------
Other (income) expense:
  Interest expense                                   20,234        37,999        57,607       119,599
  Factoring expense                                  27,217        24,312        72,544        71,487
  Interest income and other                          (1,663)       (1,267)       (3,113)       (4,236)
  Sale of Bear River Zeolite royalty                (50,000)                   (200,000)
                                                 ------------  ------------   ------------  ----------
                                                     (4,212)       61,044       (72,962)       186,850
                                                 ------------  ------------    -----------   ---------

Net loss                                        $   (40,333)  $  (214,472)  $  (161,859)  $  (717,861)
                                                ============  ============  ============  ============

Basic net loss per share of common stock.       $    Nil      $     (0.01)  $     (0.01)  $     (0.04)
                                             =  ============  ============  ============  ============

Basic weighted average shares outstanding        27,027,959    19,259,510    26,865,026    18,827,720
                                                ============  ============  ============  ============





     The accompanying notes are an integral part of the financial statements.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)



                                                            FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30, SEPTEMBER  30,
                                                              2002         2001
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . .  $(161,859)  $(717,861)
  Adjustments to reconcile net income (loss) to
    net cash used by operations:
      Depreciation and amortization. . . . . . . . . . . .     67,322     132,696
      Accrued reclamation costs. . . . . . . . . . . . .             .      7,500
      Series D stock issued for services                        8,000
  Change in:
        Restricted cash. . . . . . . . . . . . . . . . . .    (97,025)     (2,706)
        Accounts receivable. . . . . . . . . . . . . . . .    (30,705)     44,494
        Inventories. . . . . . . . . . . . . . . . . . . .     26,125      88,048
        Restricted cash for reclamation bonds. . . . . . .      3,341      20,700
        Accounts payable . . . . . . . . . . . . . . . . .    101,854     181,908
        Accrued payroll and property taxes . . . . . . . .      7,302     (48,686)
        Accrued payroll and other liabilities. . . . . . .     (1,684)     66,410
        Judgment payable . . . . . . . . . . . . . . . . .      2,550       2,283
        Accrued debenture interest payable . . . . . . . .                 76,725
        Payable to related parties . . . . . . . . . . . .                (20,118)
        Accrued reclamation costs. . . . . . . . . . . . .    (43,656)    (49,163)
                                                            ----------  ----------
          Net cash used by operating activities. . . . . .   (118,435)   (217,770)
                                                            ----------  ----------

Cash flows from investing activities:
  Purchase of properties, plants and equipment . . . . . .   (260,895)   (107,592)
                                                            ----------  ----------
          Net cash used in investing activities. . . . . .   (260,895)   (107,592)
                                                            ----------  ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants. . .    172,070     188,300
  Proceeds from stock subscription . . . . . . . . . . . .     10,000
  Payments on notes payable to bank. . . . . . . . . . . .   (274,017)
  Proceeds from related party advances . . . . . . . . . .     56,879      94,895
  Proceeds from notes payable to bank, net . . . . . . . .    395,000      81,757
  Change in checks issued and payable. . . . . . . . . . .     19,398     (39,590)
                                                            ----------  ----------
          Net cash provided by financing activities. . . .    379,330     325,362
                                                            ----------  ----------
Net change in cash . . . . . . . . . . . . . . . . . . . .          0           0
Cash, beginning of period. . . . . . . . . . . . . . . . .          0           0
                                                            ----------  ----------
Cash, end of period. . . . . . . . . . . . . . . . . . . .  $       0   $       0
                                                            ==========  ==========

Supplemental disclosures:
  Cash paid during the period for interest . . . . . . . .  $  45,765   $  25,809
                                                            ==========  ==========
Non-cash investing activities:
  Common stock and warrants issued for plant construction.              $   2,500
                                                                        ==========



    The accompanying notes are an integral part of the financial statements.
                                       3

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

1.          BASIS  OF  PRESENTATION:

The unaudited consolidated financial statements have been prepared by United States Antimony Corporation ("USAC" or "the Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. Certain consolidated financial statement amounts for the three and nine-month periods ended September 30, 2001, have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

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

In November of 2001, the Environmental Protection Agency ("EPA") listed two by-products of the Company's antimony oxide manufacturing process as hazardous wastes. Antimony slag and antimony bag house filters are now subject to comprehensive management and treatment standards under subtitle C of the Resource Conservation and Recovery Act ("RCRA"), and emergency notification requirements for releases to the environment under CERCLA. During 2001, the Company adjusted its reclamation accrual at its antimony processing site based on an estimate of costs associated with disposing the Company's current antimony slag inventory according to EPA universal treatment standards. While it is reasonably probable that additional future costs will result from the EPA's listings, the additional costs are not estimable at December 31, 2001 and September 30, 2002, and accordingly have not been accrued for.

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

During 2001, the Company issued a number of shares in transactions that may not qualify for exemption from the Securities Act registration requirements and may be in violation of Section 5 of the Securities Act of 1933. As a result the Company may be subject to liabilities associated with the rescission rights of the purchasers of these shares and fines and penalties from securities regulators. At September 30, 2002 and December 31, 2001, the Company had not recorded any liability associated with the issuance of these shares, as management believes the likelihood of a claim, and the ultimate economic outcome if a claim is asserted, cannot be ascertained at this time.

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

Results  of  Operations

For the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001

On August 23, 2002, BRZ sold a production royalty to Delaware Royalty Corporation ("Delaware"), a company controlled by Al Dugan, a major shareholder that may be regarded as an affiliate. The sale granted Delaware a 1% royalty on all zeolite ore extracted and sold from BRZ's Webster Farm zeolite property. As consideration for the royalty the Company received $50,000. The royalty is due at the end of each quarter and is calculated on the gross sales proceeds from zeolite shipped and sold during the preceding quarter. Mr. Dugan purchased a 2% royalty on all zeolite ore extracted and sold from the Company for $150,000 during the second quarter of 2002.

The Company's operations resulted in net loss of $40,333 for the three-month period ended September 30, 2002, compared with a net loss of $214,472 for the three-month period ended September 30, 2001. The decrease in net loss during the third quarter of 2002 compared to the net loss during the similar quarter of 2001 is primarily due to the sale of a royalty in the Company's zeolite operations, decreased general and administrative expenses during the third quarter of 2002, and an increase in antimony sales of $85,092.

ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF
                    OPERATIONS  AND  FINANCIAL  CONDITION,  CONTINUED:

Total revenues from antimony product sales for the third quarter of 2002 were $832,625 compared with $778,533 during the comparable quarter of 2001, an increase of $54,092. During the three-month period ended September 30, 2002, 38.92%, of the Company's revenues from antimony product sales were from sales to one customer and 12.56% were from sales to a second individual customer. Sales of antimony products during the third quarter of 2002 consisted of 1,062,413 pounds at an average sale price of $0.81 per pound. During the third quarter of 2001 sales of antimony products consisted of 904,048 pounds at an average sale price of $0.86 per pound.

Sales of zeolite products during the third quarter of 2002 were $44,740 compared to sales of $4,080 during the third quarter of 2001, an increase of $40,660 or almost 1000%. Gross profit from antimony and zeolite sales during the third three-month period of 2002 was $100,706 compared with gross profit of $123,435 during the third three-month period of 2001.

During the third quarter of 2002, the Company incurred expenses totaling $38,202 associated with sales, plant expansion and diversification and general and administrative expenses of its wholly owned subsidiary, Bear River Zeolite, compared to $87,915 of expenses in the comparable quarter of 2001.

General and administrative expenses were $89,248 during the third quarter of 2002, compared to $153,768 during the third quarter of 2001. The decrease in general and administrative expenses during the third quarter of 2002 compared to the same quarter of 2001 was partially due to the absence of legal and accounting expenses associated with the preparation of a registration statement during the third quarter of 2001.

During the third quarter the Company issued 96,000 shares of its Series D convertible stock to the Company's directors and its attorney for services rendered. In connection with the issuance, the Company recorded $8,000 in expense based on the fair value of the services rendered.

Sales expenses were $17,801 during the third quarter of 2002 compared with $33,367 in the third quarter of 2001, the decrease was principally due to the allocation of a portion of USAC's sales and labor costs to BRZ.

Interest expense was $20,234 during the third quarter of 2002, compared to interest expense of $37,999 incurred during the third quarter of 2001; the decrease in interest expense was due to the conversion of outstanding debentures during the fourth quarter of 2001.

Accounts receivable factoring expense was $27,217 during the third quarter of 2002 compared to $24,312 of factoring expense incurred during the third quarter of 2001. The increase was primarily due to an increase in accounts receivable factored during the third quarter of 2002 compared to 2001.

Interest income increased from $1,267 during the third quarter of 2001 to $1,663 during the third quarter of 2002. The increase was due to a corresponding decrease in interest bearing reclamation bonds.

For the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001

The Company's operations resulted in a net loss of $161,859 for the nine-month period ended September 30, 2002, compared with a net loss of $717,861 for the nine-month period ended September 30, 2001. The decrease in net loss from the first nine months of 2001 compared to the first nine months of 2002 is primarily due to decreased general and administrative expenses during 2002, the sale of a royalty in the Company's zeolite operations, and decreased interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

Total revenues from antimony product sales for the first nine months of 2002 were $2,458,997 compared with $2,816,573 for the comparable period of 2001, a decrease of $357,576. During the nine-month period ended September 30, 2002, 38.53% of the Company's revenues from antimony products sales were from sales to one customer and 8.76% were from sales to a second individual customer. Sales of antimony products during the first nine months of 2002 consisted of 2,992,407 pounds at an average sale price of $0.83 per pound. During the first nine months of 2001 sales of antimony products consisted of 3,033,482 pounds at an average sale price of $0.93 per pound. The decrease in sale prices of antimony products from the first nine months of 2001 to the first nine months of 2002 is the result of a corresponding decrease in antimony metal prices and accounted for decreased gross profits for 2002.

Sales of zeolite products during the first nine months of 2002 were $150,647 compared to sales of $6,735 during the comparable period of 2001 an increase of $143,912 or 2100%. Gross profit from antimony and zeolite sales during the first nine-month period of 2002 was $232,927 compared with gross profit of $317,826 during the same nine-month period of 2001. The fall in gross profits during 2002 was due to a $0.10 per pound reduction in sales price.

During the first nine months of 2002, the Company incurred expenses totaling $150,883 associated with sales, plant expansion and diversification and general and administrative expenses of its wholly owned subsidiary, Bear River Zeolite, compared to $253,583 of expenses during the comparable period of 2001.

General and administrative expenses were $254,666 during the first nine months of 2002, compared to $484,376 during the first nine months of 2001. The decrease in general and administrative expenses during the first nine months of 2002 compared to the same period of 2001 was partially due to decreased legal and accounting expenses associated with the preparation of a registration statement during 2001 and the allocation of a portion of USAC's general and administrative costs to BRZ.

Sales expenses were $62,199 during the first nine months of 2002 compared with $106,205 in the first nine months of 2001, the decrease was principally due to the allocation of a portion of the Company's sales costs to BRZ.

Interest expense was $57,607 during the first nine months of 2002, compared to interest expense of $119,599 incurred during the first nine months of 2001; the decrease in interest expense was due to the conversion of outstanding debentures during the fourth quarter of 2001.

Accounts receivable factoring expense was $72,544 during the first nine months of 2002 and was comparable to $71,487 of factoring expense incurred during the first nine months of 2001.

Interest income decreased from $4,236 during the first nine months of 2001 to $3,113 during the first nine months of 2002. The decrease was due to a corresponding decrease in interest bearing reclamation bonds.

Financial  Condition  and  Liquidity

At September 30, 2002, Company assets totaled $1,017,456, and there was a stockholders' deficit of $1,149,674. The stockholders' deficit decreased $18,210 from December 31, 2001, primarily due to sales of restricted common stock during the first two quarters of 2002. At September 30, 2002, the Company's total current liabilities exceeded its total current assets by $1,381,229. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the Company's 2001 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales  and  acquire  additional  capital  resources  from  alternative financing resources. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence.
                                    7

ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF
                    OPERATIONS  AND  FINANCIAL  CONDITION,  CONTINUED:

While management is optimistic that the Company will be able to sustain its operations and meet its financial obligations, there can be no assurance of such.

     Cash used by operating activities during the first nine months of 2002 was $118,435, and resulted primarily from the nine-month net loss of $161,859.

Cash used in investing activities during the first nine months of 2002 was $260,895 and was almost entirely related to the construction of capital assets at the Bear River Zeolite facility.

Cash provided by financing activities was $379,330 during the first nine months of 2002, and was principally generated by sales of 871,000 shares of unregistered common stock for $172,070 and additional notes payable to bank. During the third quarter of 2002 the Company had stock subscriptions payable relating to sales of 50,000 shares of restricted common stock at $0.20, issuable when and if the Company had authorized shares to issue. At September 30, 2002, the Company had no unencumbered authorized common stock available for sale or issue.

ITEM  3.     CONTROLS  AND  PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Company sold 871,000 shares of its common stock for a total of $172,070, during the first nine months of 2002 pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as amended.

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
10.50     Agreement  to  Issue  Warrants  of  USA,  dated  May  29,  2002

Reports  on  Form  8-K

3.4 Articles of Amendment to the Articles of Incorporation of United States Antimony Corporation

                                    SIGNATURE


  Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange
    Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



                 By:/s/ John C. Lawrence Date: November 19, 2002
                    --------------------------------------------
                    John C. Lawrence, Director and President
                 (Principal Executive, Financial and Accounting
                                    Officer)

                                 CERTIFICATIONS


I,  John  C.  Lawrence  certify  that:

1. I have reviewed this report on Form 10-QSB of United States Antimony Corporation

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, or the Evaluation date; and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functioning):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November  19,  2002

     /s/  John  C.  Lawrence

     John  C.  Lawrence
     President,  Director,  and  Principal  Financial  Officer