Form 10KSB
period 2002-12-31
UNITED STATES ANTIMONY CORP
filed 2003-04-15
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark  One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the fiscal year ended December 31, 2002

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
Yes     X          No
    -------     -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  registrant's  revenues  for  its  most  recent fiscal year were $3,473,897.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $3,624,516 as of March 27, 2003.

At March 27, 2003, the registrant had 27,027,959 outstanding shares of par value $0.01 common stock.

                                TABLE OF CONTENTS

                                     PART I


ITEM 1.    DESCRIPTION OF BUSINESS                                                                           1
             General. . .  . . . . . . . . . . . . . . .                                                     1
             History.. . . . . . . . . . . . . . . . . .                                                     1
             Overview-2002. .. . . . . . . . . . . . . .                                                     1
             Risk Factors. . . . . . . . . . . . . . . .                                                     1
             Antimony Division.. . . . . . . . . . . . .                                                     3
             Zeolite Division  . . . . . . . . . . . . .                                                     5
             Gold Division. .  . . . . . . . . . . . . .                                                     6
             Environmental Matters.. . . . . . . . . . .                                                     6
             Employees.  . . . . . . . . . . . . . . . .                                                     9
             Other.  . . . . . . . . . . . . . . . . . .                                                     9

ITEM 2.    DESCRIPTION OF PROPERTIES                                                                         9
             Antimony Division. . .. . . . . . . . . . .                                                     9
             Gold Division . . . . . . . . . . . . . . .                                                     9
             Zeolite Division .. . . . . . . . . . . . .                                                     9

ITEM 3.    LEGAL PROCEEDINGS                                                                                 9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              10

PART II

ITEM 5..   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. .                                      10

ITEM 6.. . MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS .                                     10

ITEM 7.    FINANCIAL STATEMENTS                                                                             12

ITEM 8.. . CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE             12

PART III

ITEM 9.. . DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT.. . . . . . . . . . . . .                                                    12

ITEM 10.   EXECUTIVE COMPENSATION                                                                           13

ITEM 11.  .SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                   14

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                   15

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                                                                 16

ITEM 14.   CONTROLS AND PROCEDURES                                                                          19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .                                                    20

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . .                                                    21

FINANCIAL STATEMENTS . . . . . . . . . . . . . . .                                               . . .  F1-F21

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

Explanatory  Note:  As  used  in this report, the terms "we," "us" and "our" are
--------------------------------------------------------------------------------
used  to  refer  to  United  States  Antimony  Corporation  and,  as the context
--------------------------------------------------------------------------------
requires,  its  management.
---------------------------

Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:
-     discuss  our  future  expectations;
- contain projections of our future results of operations or of our financial condition; and
-     state  other  "forward-looking"  information.

HISTORY

United States Antimony Corporation was incorporated in Montana in January 1970 to mine and produce antimony products. In December 1983, we suspended antimony mining operations but continued to produce antimony products from domestic and foreign sources. Bear River Zeolite Company ("BRZ") was incorporated in 2000, and it mines and produces zeolite in southeastern Idaho. Our principal business is the production and sale of antimony and zeolite products.

OVERVIEW-2002

Antimony  Sales

During 2002, sales of our antimony products decreased approximately 4%. The decrease was primarily due to general economic conditions. We believe that as economic conditions improve our antimony sales will return to higher levels. Two other domestic antimony producers have left the country leaving only us and one other producer.

Bear  River  Zeolite  Company

During 2002, significant costs were incurred by BRZ to expand the plant, repair equipment, and market the product. We are optimistic that our zeolite subsidiary will play an important role in our future business operations.

Yellow  Jacket  Reclamation

We almost fully completed our reclamation activities at our Yellow Jacket property during 2002, with only minor tasks left to perform during the 2003 field season. Yellow Jacket reclamation has been a cash drain on our resources since our abandonment of the operation in 1999.

Yankee  Fork  Mill  Site  Reclamation

During 2002, we began Phase II reclamation activities at the Yankee Fork Mill Site and most of the northern half of the tailings pond area and old ore storage buildings, crusher, and metaline plant were reclaimed.

RISK  FACTORS
There may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed below, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

We have a negative net worth, have incurred significant losses, and may incur losses in the future.

We have not generated an operating profit for several years. Instead we have been able to continue operations from gross profit from our antimony operations, sales of common stock and borrowings from banks and others. As of December 31, 2002, we had a stockholders' deficit of $1,346,603; and we may incur net losses for the foreseeable future unless and until we are able to establish profitable business operations and reduce cash outflows from general and administrative expenses and property reclamation costs. As of December 31, 2002, we had total current assets of $230,278 and total current liabilities of $1,820,442, or negative working capital of approximately $1,590,164.

We received an opinion from our auditors as of March 21, 2003 which raises doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2002, which are included in this report, indicate that there was doubt as of March 21, 2003 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

We are delinquent or in arrears on significant current liabilities; and collection efforts by creditors could jeopardize our viability as a going concern and close down our operations.

As of December 31, 2002, we are delinquent on the payment of several current liabilities including payroll and property taxes of approximately $260,000, accounts payable of approximately $475,000, judgments payable in the amount of $49,780 and accrued interest payable in the amount of $18,663. In the absence of payment arrangements, creditors could individually or collectively demand immediate payment and jeopardize our ability to fund operations and correspondingly damage our business. Creditors who are owed taxes have the power to seize our assets for payment of amounts past due and close down our operations.

Capital to meet our future needs may be unavailable on acceptable terms, for antimony and zeolite production.

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

Our  existing  debt is secured by pledges to the bank and to our President, John
C. Lawrence, of substantially all of our assets. Therefore, a default in the payment of the secured debt could result in a loss of the related assets and our ability to continue operations.

As of December 31, 2002, our bank debt in the amount of $611,922 is secured by a collateral pledge of substantially all of our mining equipment as well as our patented and unpatented mining claims in Sanders County, Montana. Our President, John C. Lawrence, has also guaranteed repayment of all our bank debt and has a secured interest in our assets as well. In the event we are unable to pay the bank debt as it matures, there is a risk the bank may foreclose its security interest and we would lose all or a portion of our equipment as well as our patented and unpatented mining claims.

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

We have accruals totaling $196,615 on our balance sheet at December 31, 2002, for our environmental reclamation responsibilities, $44,565 of which are classified as current. If we are not able to adequately perform our reclamation activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

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

Prior to 1984, we mined antimony ore underground by driving drifts and using slushers in room and pillar type stopes. Mining was suspended in December 1983, because antimony could be purchased more economically from foreign sources. Our underground antimony mining operations may be reopened in the future should raw material prices warrant doing so. We now purchase the majority of our raw antimony from China (approximately 70%) and, to a lesser degree, Canada
(approximately 25%). Antimony metal from Chinese sources has been obtained primarily through brokers.

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

We currently own 50% of the common stock of United States Antimony, Mexico S.A. de C.V. ("USAMSA"), which was formed in April 1998. During 1998 and 1999, we invested capital and surplus equipment from our Thompson Falls antimony operation in USAMSA, which was used for the construction of an antimony processing plant in Mexico. During the later part of 2000 we finalized our 50% investment in USAMSA. To date, two antimony processing furnaces and a warehouse building have been built and limited antimony processing has taken place. During 2002 and 2001, USAMSA was idle and had no production activities due to volatile antimony prices and the lack of operating and development capital. During 2002, we adjusted our investment in USAMSA to recognize an impairment of its value. The adjustment reduced our carrying value in USAMSA to equal 50% of its net equity, or $18,625. USAMSA is pursuing the assignment of mining concessions in the Mexican states of Zacatecas, Coahuila, Sonora, Queretaro and Oaxaca. We hope USAMSA will begin in future years to produce antimony metal and other products as processing opportunities become available and as antimony prices dictate, although there can be no assurance USAMSA will be profitable.

From antimony raw materials, we produce antimony oxide products of different particle size using proprietary furnace technology, several grades of sodium antimonate using hydro metallurgical techniques, and antimony metal. Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper. Antimony oxide is also used as a color fastener in paint, as a catalyst for production of polyester resins for fibers and film, as a phosphorescent agent in fluorescent light bulbs and as an opacifier for porcelains. Sodium antimonate is primarily used as a fining agent (degasser) for glass in cathode ray tubes used in television bulbs and as a flame retardant. We also sell antimony metal for use in bearings, storage batteries and ordnance.

We estimate (but have not independently confirmed) that our present share of the domestic market for antimony oxide products is approximately 5% to 6%. We have only one principal domestic competitor. The balance of domestic sales are foreign imports (primarily from Chinese and Belgian suppliers).

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

For the year ended December 31, 2002, we sold 3,499,394 pounds of antimony products generating approximately $3.25 million in revenues. During 2001, we sold 3,607,139 pounds of antimony products generating approximately $3.3 million in revenues. During 2002 and 2001, approximately 40% and 34%, respectively, of our antimony sales were made to one customer. In addition, during 2001, 12% of our revenues were generated by antimony product sales to a second individual customer. The loss of our "key" customer could adversely affect business.

Marketing During the first quarter of 1999, and in prior years dating back to 1991, we marketed our antimony products with HoltraChem, Inc. and later its successor, BCS, in a 50/50 profit sharing arrangement. In March 1999, we notified BCS that we were terminating the agreements that HoltraChem had assigned BCS, and that we would market and distribute antimony products independently. As a result, we took steps to market our products to existing and prospective customers, and have been able to do so successfully. We employ full-time marketing personnel and have negotiated various commission based sales agreements with other chemical distribution companies.

Antimony Price Fluctuations Our operating results have been, and will continue to be, directly related to the market prices of antimony metal, which have fluctuated widely in recent years. The volatility of prices is illustrated by the following table which sets forth the average prices of antimony metal per pound as reported by sources deemed reliable by us.



YEAR  AVERAGE PRICE
----  --------------
2002  $         0.88
2001            0.58
2000            0.67
1999            0.58
1998            0.63

The range of sales prices for antimony oxide per pound was as follows for the periods indicated:

YEAR  HIGH   LOW    AVERAGE PRICE
----  -----  -----  --------------
2002  $5.25  $0.71  $         0.99
2001   5.99   0.66            0.93
2000   5.88   0.65            0.99
1999   5.52   0.65            0.85
1998   5.57   0.83            1.13



Antimony metal prices are determined by a number of variables over which we have no control. These include the availability and price of imported metals, the quantity of new metal supply, and industrial and commercial demand. If metal prices decline and remain depressed, our revenues and profitability may be adversely affected.

We use various antimony raw materials to produce our products. We obtain antimony raw material from sources in China, Canada and the U.S. Purchases from Canadian and U.S. sources have been made at world market prices, as established by the London Metals Bulletin from time to time. Our USAMSA venture is intended eventually to reduce our dependence on foreign sources; but during 2002 and 2001, USAMSA was idle and it is not expected to provide sufficient raw material for several years.

We believe that adverse economic conditions were primarily responsible for 4% decrease in the sales volume for 2002 compared to 2001 the decrease in customer orders; we are confident that as economic conditions improve our customers' orders will increase.

ZEOLITE  DIVISION

We own 100% of Bear River Zeolite Company, an Idaho corporation incorporated on June 1, 2000. BRZ has a lease with Webster Farm, L.L.C. The lease entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho in exchange for a royalty payment. The royalty is a percentage of the ore sale price which varies between 8%-13%. The minimum annual royalty during the first five years is $1,000. During 2002, we sold additional royalty interests in BRZ to a company controlled by Al Dugan, a majority shareholder and, as such, an affiliate. The royalties granted Mr. Dugan's company a payment equal to 3% of all gross sales on zeolite products. BRZ has constructed a processing plant on the property and is currently improving its productive capacity. We have incurred development and start-up costs of $467,695. We are currently taking orders for our zeolite products and are optimistic that orders will continue and increase during 2003.

We have no "proven reserves" or "probable reserves" of zeolite, as these terms are defined by the Securities and Exchange Commission.

"Zeolite" refers to a group of minerals that consist of hydrated aluminosilicates that hold cations such as calcium, sodium, ammonium and potassium in their crystal lattice. Water is loosely held in cavities in the lattice. BRZ's zeolite deposits have characteristics which make the mineral useful for a variety of purposes including:

- Soil Amendment and Fertilizer. Zeolite has been successfully used to fertilize golf courses, sports fields, parks and common areas, and high value crops, including corn, potatoes, soybeans, red beets, acorn squash, green beans,sorghum sudangrass, brussel sprouts, cabbage, carrots, tomatoes, cauliflower, radishes, strawberries, wheat, lettuce and broccoli.

- Water Filtration. Zeolite is used for particulate heavy metal and ammonium removal in swimming pools, municipal water systems, fisheries, fish farms, and aquariums.

- Sewage Treatment. Zeolite is used in sewage treatment plants to remove nitrogen from waste streams and to deodorize methane gas.

- Nuclear Waste and Other Environmental Cleanup. Zeolite has shown a strong ability to selectively remove strontium, cesium and various other radioactive isotopes from solution. Zeolite can also be used for the cleanup of soluble metals such as mercury, chromium, copper, lead, zinc, arsenic, molybdenum, nickel, cobalt, antimony, calcium, silver and uranium.

- Odor Control. A major cause of odor around cattle, hog, and poultry feed lots is the generation of the ammonium in urea and manure. The ability of zeolite to absorb ammonium prevents the formation of ammonia gas which generates the odor.

- Gas Separation. Zeolite has been used for some time to separate gases, to re-oxygenate of downstream water from sewage plants, smelters, pulp and paper plants, and fish ponds and tanks, and to remove carbon dioxide, sulfur dioxide and hydrogen sulfide from methane generators as organic waste, sanitary landfills, municipal sewage systems and animal waste treatment facilities.

- Animal Nutrition. Feeding up to 2% zeolite increases growth rates, decreases conversion rates, prevents worms, and increases longevity.

- Miscellaneous Uses. Other uses include catalysts, petroleum refining, building applications, solar energy and heat exchange, desiccants, pellet binding, horse and kitty litter, floor cleaner and carriers for insecticides, pesticides and herbicides.

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

We have no "proven reserves" or "probable reserves" of gold, as these terms are defined by the Securities and Exchange Commission.

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

Yankee Fork Mill Site. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980, designated our cyanide leach plant at the Preachers Cove mill, which is located six miles north of Sunbeam, Idaho on the Yankee Fork of the Salmon River, as a contaminated site requiring cleanup of cyanide solution. In 1996, we signed a consent decree related to the reclamation and remediation at the Preachers Cove mill in Idaho as required by the Idaho Department of Environmental Quality, and continued substantial reclamation activities as required by the decree. During 1999, we updated and presented a Phase II reclamation plan to the U.S. Forest Service detailing plans for the final reclamation of the Yankee Fork Mill site. Based upon our analysis of costs required to implement the specific tasks in the Phase II plan, we adjusted the Yankee Fork reclamation accrual to reflect our current estimate of costs required to complete reclamation tasks. By December 31, 2000, the cyanide solution discharge was complete, the mill had been removed, and most of the cyanide leach residue was disposed of.

During 2001, reclamation activities were at a standstill pending the completion of a biological assessment to be submitted to the National Marine Fisheries Service and the U.S. Fish and Wildlife Service. In 2001, the Idaho Department of Environmental Quality advised us that the ground water monitoring requirements would be extended by an additional two years and we accordingly increased our reclamation accrual at the property by $11,000. During 2002, we were given clearance from the U.S. Forest Service to commence the Phase II reclamation work. During 2002, most of the northern half of the tailings pond area and old ore storage buildings, crusher, and metaline plant were reclaimed. We expended $39,096 during 2002 on reclamation activities, primarily due to unexpected and substantial equipment repair expense. Accordingly, we increased our reclamation accrual by $22,068 based on our revised estimate of costs to reclaim the property at December 31, 2002.

Antimony Processing Site. We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site"). Under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality, we performed substantial environmental reclamation activities during 1999 and 2000. These activities included installation of a PVC liner and a geotextile layer on two of the tailings ponds and the removal of approximately 25,000 yards of tailings material from a third pond. We made adjustments increasing our reclamation accruals by $25,615 in 2000, based upon management's revised estimates of costs to comply with regulatory requirements then in effect. The regulatory agencies require that we line a storm water pond and construct a water treatment facility and thus fulfill the majority of our environmental responsibilities at the Stibnite Hill Mine site.

In November of 2001, the Environmental Protection Agency ("EPA") listed two by-products of our antimony oxide manufacturing process as hazardous wastes. Antimony slag and antimony bag house filters are now subject to comprehensive management and treatment standards under subtitle C of the Resource Conservation and Recover Act ("RCRA") and emergency notification requirements for releases to the environment under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The rule became effective on May 20, 2002. The new rule will undoubtedly affect our costs of producing antimony products. At December 31, 2002, we had approximately 135 tons of antimony slag material at our site near Thompson Falls, MT. During 2002, we were notified by the Montana Department of Environmental Quality ("DEQ") of a hazardous waste release violation that had occurred at our antimony processing facility. In response to the notification we removed a substantial portion of the antimony materials from our property (reducing our reclamation accrual by $6,960) and took measures to curtail any future releases.

Yellow  Jacket  Mine.

During the third and fourth quarters of 1999 we began disassembly of the mill and mill buildings and removed tailings from the tailings ponds. In 2000, we evaluated progress on Yellow Jacket's closure and reclamation and continued to adjust the reclamation liability for costs as incurred (a total of $86,960) based upon labor and equipment cost experience in 1999 and our estimate of costs related to specific tasks yet-to-complete at year end. The reclamation activity is being overseen by the U.S. Forest Service and the Idaho Department of Environmental Quality. During 2001, reclamation work continued on the clean-up of non-cyanide tailings material at the property; and at the end of 2001 the project was substantially complete. During 2002, we received notification from the U.S. Forest Service outlining only minor tasks to be performed during the 2003 field season. The Forest Service complimented our to-date reclamation efforts, characterizing the site as a potential "showcase for the mining industry." We reduced our Yellow Jacket reclamation accrual by $4,565 during 2002, based on 2002 reclamation activities and our estimate of costs remaining to complete the project.

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

We have posted cash performance bonds with a bank and the U.S. Forest Service in connection with our reclamation activities. In 2002 and 2001, the U.S. Forest Service released a substantial portion of the environmental bonding funds that had been deposited for remediation of the Yellow Jacket Mine. Upon completion of reclamation activities at the Yellow Jacket Mine and other sites, the bonds will be terminated and the applicable regulatory authorities may release to us up to $91,186.

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2002. We have made significant reclamation and remediation progress on all our properties over the past three years and have complied with regulatory requirements in our environmental remediation efforts. The change in amounts accrued for environmental remediation activities in 2000, 2001 and as of December 31, 2002 is as follows:



                           YANKEE FORK    THOMPSON FALLS    YELLOW JACKET    BEAR RIVER
                           MILL SITE      ANTIMONY PLANT    MINE             ZEOLITE       TOTAL

Balance December 31, 1999  $     46,028   $       153,614   $      115,044                $314,686
Less: Reclamation work. .             0           (60,913)         (86,960)               (147,873)
Adjustment of Accrued
Remediation Costs . . . .             0            25,615           86,960                 112,575
                           -------------  ----------------  ---------------  ------------ --------
Balance December 31, 2000  $     46,028   $       118,316   $      115,044                $279,388
Less: Reclamation work. .             0            (2,806)         (89,757)                (92,563)
Adjustment of Accrued
Remediation Costs . . . .        11,000            36,000          (16,162)  $     7,500    38,338
                           -------------  ----------------  ---------------  ------------  --------
Balance December 31, 2001  $     57,028   $       151,510   $        9,125   $     7,500  $225,163
Less: Reclamation Costs .       (39,096)           (6,960)          (4,560)                (50,616)
Adjustment of Accrued
Remediation Costs . . . .        22,068                                                     22,068
                           -------------  ----------------
Balance December 31, 2002  $     40,000   $       144,550   $        4,565   $     7,500  $196,615
                           =============  ================  ===============  ============ ========


EMPLOYEES

As of December 31, 2002, we employed 20 full-time employees. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement.

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

Yellow  Jacket  Mining  District.

The Yellow Jacket property consisted of a lease on 12 patented and various unpatented lode mining claims located in the Yellow Jacket Mining District of Lemhi County, Idaho, approximately 70 miles southwest of Salmon, Idaho. During the second quarter of 1999, due to depressed precious metal prices and the absence of a discovery of mineralized material that could be economically mined, we abandoned our leasehold interests in the Yellow Jacket property and began final reclamation and closure activities. (See "Description of Business-Environmental Matters.")

ZEOLITE  DIVISION

We own 100% of Bear River Zeolite Company ("BRZ"), an Idaho corporation incorporated on June 1, 2000. BRZ has entered into a mining lease with Webster Farm, L.L.C. The lease entitles BRZ to surface mine and process zeolite on property located in Preston, Idaho in exchange for a royalty payment. The royalty is a percentage of the unprocessed ore sale price which varies between 8%-13%. The minimum annual royalty during the first five years is $1,000. The royalty is also payable on zeolite mined on adjacent Bureau of Land Management ("BLM"), ground on which BRZ has located five additional BLM claims, if BRZ accesses those claims across the leased property. We are also subject to a 3% royalty on all gross zeolite sales, payable to a company controlled by Al Dugan, a major shareholder and an affiliate. BRZ has constructed a processing plant on the property.

ITEM  3.  LEGAL  PROCEEDINGS

We  are  not  a  party  to  any  pending  legal  proceeding.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2002, and we did not hold an annual meeting of shareholders during 2002.

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


2002    HIGH . . . .  LOW
      --------------  -----
      First Quarter.  $0.29  $0.12
      Second Quarter   0.23   0.12
      Third Quarter.   0.23   0.15
      Fourth Quarter   0.22   0.15

2001    HIGH . . . .  LOW
      --------------  -----
      First Quarter.  $0.41  $0.17
      Second Quarter   0.53   0.24
      Third Quarter.   0.32   0.17
      Fourth Quarter   0.31   0.16

The approximate number of record holders of our common stock at March 27, 2003 is 2,642.

We have not declared or paid any dividends to our stockholders during the last five years and do not anticipate paying dividends on our common stock in the foreseeable future. Instead, we expect to retain earnings for the operation and expansion of our business.

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

RESULTS  OF  OPERATIONS

The Company reported a net loss of $360,389 during 2002 compared to net loss of $976,837 in 2001.

Total revenues from antimony product sales for the year ended December 31, 2002, were $3,274,007 compared with $3,421,136 for the comparable period of 2001, a decrease of $147,129. Sales of antimony products during the year ended December 31, 2002 consisted of 3,479,394 pounds at an average sale price of $0.94 per pound. During the year ended December 31, 2001, sales of antimony products consisted of 3,607,139 pounds at an average sale price of $0.95 per pound. Combined costs of antimony production and freight and delivery were $2,873,096 or $0.83 per pound sold, for the year ended December 31, 2002, as compared to costs of antimony production and freight and delivery of $3,040,215, or $0.84 per pound sold for the year ended December 31, 2001. Depreciation expense in the Antimony division was $42,991 during 2002 compared to $51,908 during 2001. The decrease in depreciation expense was due to depreciable antimony processing equipment nearing the end of its useful lives.

During the year ended December 31, 2002, the Company incurred general and administrative expenses totaling $86,658 associated with BRZ compared to $76,014 during 2001. Sales of zeolite products were $199,890, with associated cost of sales including freight and delivery costs of $265,390 during the year ended December 31, 2002, compared to sales of $15,428 and cost of sales of $4,877 during 2001. Depreciation expense was $41,071 for BRZ during 2002, compared to $22,172 during 2001. The increase in depreciation expense during 2002 was due to more depreciable assets placed in service during 2002.

Reclamation costs at the Company's Yellow Jacket property decreased to zero during the year ended December 31, 2002, compared to $10,822 during the year ended December 31, 2001, as reclamation at Yellow Jacket is essentially complete. Antimony reclamation was $30,838 during 2001, compared to zero for 2002. Antimony reclamation expense was incurred in 2001 upon the listing of certain of the Company's antimony wastes as hazardous materials. Yankee Fork Mill Site reclamation was $22,068 in 2002, compared to zero during 2001. The increase in expense during 2002, was based upon adjustments to the reclamation accrual based on reclamation work performed during 2002 and management's estimate of costs to complete reclamation. The Company incurred $305,023 of start-up and development costs associated with BRZ in 2001, no such costs were incurred during 2002, as BRZ had developed past the start-up stage.

Antimony general and administrative expenses were $327,936 during the year ended December 31, 2002, compared to $494,950 during the year ended December 31, 2001. The decrease in general and administrative expenses from 2001 to 2002 is partially due to the absence of late registration statement penalties and product warranty expense incurred during 2002 that were not incurred during 2001.

Bear River Zeolite sales expenses increased from $10,413 in 2001 to $62,654 in 2002, the increase was due to increased production and marketing of Zeolite in 2002. Antimony sales expenses were $80,397 during the year ended December 31, 2002, compared to $128,259 during the year ended December 31, 2001. The decrease in antimony sales expenses during 2002 was primarily related to fewer sales commissions paid to independent brokers for our products during 2002.

Interest expense was $80,462 during the year ended December 31, 2002, compared to interest expense of $152,070 incurred during the year ended December 31, 2001. The decrease in interest expense during 2002 as compared to 2001 was due to the conversion of interest bearing debentures into common stock during 2001.

During 2002, we adjusted our investment in USAMSA to recognize an impairment of its value. The adjustment reduced our carrying value in USAMSA by $60,526 no such adjustment was made during 2001.

Accounts receivable factoring expense was $94,765 during the year ended December 31, 2002 and was comparable to factoring expense incurred during the year ended December 31, 2001 of $91,069. Interest income decreased from $5,229 during the year ended December 31, 2001, to $3,728 during the same period of 2002 due to a corresponding decrease in interest bearing reclamation bonds held during 2002.

During 2002, the sale of a 3% gross sales royalty in Bear River Zeolite to a Company controlled by Al Dugan resulted in revenue of $200,000. No similar royalty sales occurred in 2001.

FINANCIAL  CONDITION  AND  LIQUIDITY

At December 31, 2002, Company assets totaled $971,527, and there was a stockholders' deficit of $1,346,603. In addition, at December 31, 2002, the Company's total current liabilities exceeded its total current assets by $1,590,164. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in our 2002 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic, there can be no assurance that the Company will be able to sustain profitable operations and meet its financial obligations.

Other  significant  financial  commitments  for  future  periods  will  include:

-     Servicing  notes  payable  to  bank.

- Paying delinquent property and payroll tax liabilities and accounts payable.

- Fulfilling responsibilities with environmental, labor safety and securities regulatory agencies.

Cash used by operating activities during 2002 was $44,491, and resulted primarily from the twelve month loss of $360,389 as adjusted by decreasing inventories, increasing accounts payable, the non-cash effects of depreciation and amortization, an adjustment recognizing the impairment of USAMSA and changes in other current assets and liabilities.

Cash used by investing activities during the year ended December 31, 2002 was $305,745, of which all related to construction of capital assets used at the Bear River Zeolite facility.

During 2001 debenture holders converted $1,022,992 of debenture principal, accrued interest of $131,510, and $70,000 of accrued late registration penalties into 6,012,846 shares of our common stock at the rate of $0.20 per share. The conversions have relieved a major portion of our long-term obligations and, significantly reduced our total liabilities.

The Company was able to fund its operating loss and its acquisition of plant and equipment during the year ended December 31, 2002, from net cash provided from financing activities of $350,236; including a net increase in bank debt of $150,646 and $207,070 generated from sales of 871,000 shares of unregistered common stock and warrants, and stock subscriptions. In addition, John C. Lawrence, the Company's president and a director, advanced the Company a net amount of $13,022 during the year ended December 31, 2002 and personally guaranteed the Company's bank debt.

The Company hopes that it will have additional financial resources from increasing gross profits from its antimony business and sales of zeolite from BRZ.

ITEM  7.     FINANCIAL  STATEMENTS

The consolidated financial statements of the registrant are included herein on pages F1-F21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH
                    SECTION  16(A)  OF  THE  EXCHANGE  ACT

Identification of Directors and Executive Officers at December 31, 2002, are as follows:



                                                 Affiliation
       Name                            Age         with us                 Expiration of Term
   -----------                        -----     --------------             ------------------

  John C. Lawrence. . . . . .           64   Chairman, President, Secretary,  Annual meeting
      and Treasurer; Director
  Robert A. Rice. . . . . . .           78   Director                         Annual meeting
  Leo Jackson . . . . . . . .           61   Director                         Annual meeting

BUSINESS  EXPERIENCE  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS

JOHN C. LAWRENCE. Mr. Lawrence has been the President and a Director since our inception. Mr. Lawrence was the President and a Director of AGAU Mines, Inc., our corporate predecessor, since the inception of AGAU Mines, Inc. in 1968. He is a member of the Society of Mining Engineers and a recipient of the Uuno Sahinen Silver Medallion Award presented by Butte Tech, University of Montana. He has a vast background in mining, milling, smelting, chemical processing and oil and gas.

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

Board Meetings and Committees. Our Board of Directors held twelve (12) regular meetings during the 2002 calendar year. Each incumbent director attended at least 75% of the meetings held during the 2002 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member. Our Board of Directors does not have a Compensation Committee, or a Nominating Committee.

Our Board of Directors has established an Audit Committee consisting of one member of the Board of Directors not involved in our day-to-day financial management.

Board Member Compensation. We paid directors' fees in the form of 24,000 shares of our Series D Preferred Stock per director during 2002.

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

Based solely on our review of copies of Forms 3, 4, and 5 furnished to us, Mr. Lawrence timely filed Form 4 reports during 2002. We do not know if Mr. Rice and Mr. Jackson timely filed Form 4 or Form 5 reports during 2002. We do not know if A.W. Dugan, a shareholder who became a 10% beneficial owner during 2000, timely filed Form 3, or Form 4, or Form 5 reports during 2002.

ITEM  10.  EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION  TABLE

The Securities and Exchange Commission requires the following table setting forth for fiscal years ending December 31, 2002, 2001 and 2000, the compensation paid by USAC to its principal executive officer.

                                     ANNUAL COMPENSATION     LONG-TERM COMPENSATION
                                                               AWARDS      PAYOUTS
                                                            ------------  ----------
                                                             Restricted   Securities
Name and                                    Other Annual      Options/    Underlying  All Other   All Other
Principal Position  Year  Salary   Bonus  Compensation(1)    Awards(2)    LTIP SARs    Payouts   Compensation
------------------  ----  -------  -----  ----------------  ------------  ----------  ---------  ------------

John C. Lawrence,
President           2002  $96,000  N/A    $          5,538  $      2,400  None        None       None
------------------  ----  -------  -----  ----------------  ------------  ----------  ---------  ------------
John C. Lawrence,
President           2001  $96,000  N/A    $          5,538  $          0  None        None       None
------------------  ----  -------  -----  ----------------  ------------  ----------  ---------  ------------
John C. Lawrence,
President           2000  $81,000  N/A    $          4,673  $      3,250  None        None       None
------------------  ----  -------  -----  ----------------  ------------  ----------  ---------  ------------




(1)     Represents  earned  but  unused  vacation.

(2) These figures represent the fair values, as of the date of issuance, of the annual Director's fee payable to Mr. Lawrence in the form of shares of USAC's Series D Preferred stock or restricted Common Stock.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 27, 2003, by 1) each person who is known by us to beneficially own more than 5% of our Series A, Series C or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 1250 Prospect Creek Road, Thompson Falls, Montana 59873.


                                          NAME AND ADDRESS OF            AMOUNT AND NATURE OF   PERCENT OF
TITLE OF CLASS . . . . . . . . . . . . .  BENEFICIAL OWNER(1)            BENEFICIAL OWNERSHIP   CLASS(1)
----------------------------------------  -----------------------------  ---------------------  -----------
Common stock . . . . . . . . . . . . . .  The Maguire Family and                  1,401,898(2)          5.2
      related entities as a group
      c/o Walter L. Maguire, Sr.
      P.O. Box 129
      Keller, VA 23401
Common stock . . . . . . . . . . . . . .  The Dugan Family                        5,520,116(4)         19.0
      c/o A. W. Dugan
      1415 Louisiana Street, Suite 3100
      Houston, TX 77002
Preferred Series A . . . . . . . . . . .  A. Gordon Clark, Jr.                        4,500(7)        100.0
stock. . . . . . . . . . . . . . . . . .                 2 Musket Trail
      Simsbury, CT 06070
Preferred Series C . . . . . . . . . . .  Walter L. Maguire, Sr.                     49,091(7)         27.6
stock. . . . . . . . . . . . . . . . . .  P.O. Box 129
      Keller, VA 23401
Preferred Series C . . . . . . . . . . .  Richard A. Woods                           48,305(7)         27.2
stock. . . . . . . . . . . . . . . . . .            59 Penn Circle West
      Penn Plaza Apts.
      Pittsburgh, PA 15206
Preferred Series C . . . . . . . . . . .  Dr. Warren A. Evans                        48,305(7)         27.2
stock. . . . . . . . . . . . . . . . . .  69 Ponfret Landing Road
      Brooklyn, CT 06234
Preferred Series C . . . . . . . . . . .  Edward Robinson                            32,203(7)         18.1
stock. . . . . . . . . . . . . . . . . .  1007 Spruce Street 1st Floor
      Philadelphia, PA 19107
Preferred Series D . . . . . . . . . . .  Gary D. Babbitt                           274,000(5) (7)     79.2
      877 W. Main Street, Suite 1000
      Boise, ID 83702
----------------------------------------
Common stock . . . . . . . . . . . . . .  John C. Lawrence                        3,725,311(3)         13.8
Common stock . . . . . . . . . . . . . .  Robert A. Rice                            217,762             Nil
Common stock . . . . . . . . . . . . . .  Leo Jackson                                60,700             Nil
Preferred Series D . . . . . . . . . . .  John C. Lawrence                          925,213(6) (7)     92.8
Preferred Series D . . . . . . . . . . .  Robert A. Rice                             24,000            25.0
Preferred Series D . . . . . . . . . . .  Leo Jackson                                24,000            25.0
----------------------------------------  -----------------------------  ---------------------  -----------
Common stock and
Series D Preferred Stock . . . . . . . .  All Directors and executive officers as a group
      (3 persons). . . . . . . . . . . .                                          4,976,986            17.8
                                          -----------------------------

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 27, 2003 are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 27,027,959 shares of common stock, 4,500 shares of Series A Preferred Stock, 177,904 shares of Series C Preferred Stock, and 96,000 shares of Series D Preferred Stock outstanding on March 27, 2003, and the shares issuable upon the exercise of options and warrants exercisable on or within 60 days of March 27, 2003, as described below.

(2) Includes 1,007,843 shares owned by the Maguire Foundation; 129,000 shares owned by Walter L. Maguire, Sr.; 45,500 shares owned by Walter L. Maguire, Trustee; and 219,555 shares owned by Walter L. Maguire, Jr. Excludes 1,003,409 shares owned by the 1934 Maguire Trust.

(3) Excludes 75,000 shares owned by Mr. Lawrence's sister, as to which Mr. Lawrence disclaims beneficial ownership.

(4) Includes 1,918,767 shares owned by A.W. Dugan; and 1,580,940 shares, in the aggregate, owned by companies owned and controlled by A.W. Dugan; and warrants issued to Mr. Dugan and companies controlled by him to purchase 2,020,409 shares of common stock. Excludes 183,333 shares owned by Lydia Dugan as to which Mr. Dugan disclaims beneficial ownership.

(5)     Includes  warrants  to  purchase  250,000  shares  of Series D Preferred
Stock.

(6)     Includes  warrants  to  purchase  901,213  shares  of Series D Preferred
Stock.

(7) The outstanding Series A, Series C and Series D preferred shares carry voting rights.

ITEM  12     .     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Described below are transactions during the last two years to which we are a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners has a direct or indirect material interest. See also transactions described in notes 4, 7, 9, 10, 12, and 14 to our Financial Statements as of December 31, 2002.
- Leo Jackson, a director, is a principal owner and president of Production Minerals, Inc., a company which indirectly owns 25% of the stock of USAMSA. We own 50% of the stock of USAMSA.
- We reimburse John C. Lawrence, a director and Chief Executive Officer, for operational and maintenance expenses incurred in connection with our use of equipment owned by Mr. Lawrence, including welding trucks, backhoes, and an aircraft. Reimbursements for 2002 and 2001 totaled $56,481 and $50,765, respectively, in addition, we accrued interest of $13,688 and $5,495 on net advances due Mr. Lawrence, for the years ended December 31, 2002 and 2001, respectively (See Note 9 to our 2002 Financial Statements).
- During 2002, we issued 750,000 Series D Preferred Stock warrants to our President, John C. Lawrence in consideration of his advances made to the Company. The warrants expire in September of 2007, and are exercisable at $0.20 per share.
- On March 20, 2002 we sold A.W. Dugan, a shareholder and an accredited investor, 50,000 shares of our common stock and agreed to issue warrants to purchase 50,000 shares of common stock, for $0.20 per share or $10,000. The warrants are exercisable at $0.30 per share.
- During the fourth quarter of 2002, the Company issued each of its three directors, 24,000 shares of Series D Preferred Stock for their services as directors.
- On February 12, 2002 we sold A.W. Dugan, a shareholder and an accredited investor, 250,000 shares of our common stock and agreed to issue warrants to purchase 250,000 shares of common stock, for $0.20 per share or $50,000. The warrants are exercisable at $0.30 per share.
- At December 31, 2002, we owed legal fees in the amount of $140,018 to our outside law firm in which Gary D. Babbitt, formerly a director, is a partner.
- On December 26, 2001, we sold A.W. Dugan, a shareholder and an accredited investor, 125,000 shares of our common stock and issued warrants to purchase 125,000 shares of common stock, for $0.20 per share or $25,000. The warrants are exercisable at $0.29 per share and expire on December 26, 2004.

- In late December 2001, we issued 1,938,261 shares of our common stock to John C. Lawrence (a director, Chief Executive Officer and a shareholder) and A.W. Dugan, a shareholder and an accredited investor, upon conversion of $347,992 principal amount of debentures and $39,660 accrued interest thereon at $0.20 per share.
- On December 11, 2001, we sold A.W. Dugan, a shareholder and an accredited investor, 275,000 shares of our common stock and issued warrants to purchase 150,000 shares of common stock, for $0.20 per share or $55,000. The warrants are exercisable at $0.29 per share and expire December 11, 2004.
- Effective December 12, 2000, we issued our 10% convertible debenture in the principal amount of $100,000 due December 12, 2003 to John C. Lawrence, a director, president and shareholder. During the fourth quarter of 2000, we issued our 10% convertible debenture in the principal amount of $50,000 due December 2003 to A.W. Dugan, a shareholder of the company and an accredited investor. On December 5, 2000 we issued our 10% convertible debenture due December 31, 2003 to John C. Lawrence, a director, president and shareholder of the company, in the principal amount of $147,992. We also issued related warrants to Mr. Lawrence and Mr. Dugan for 151,213 shares and 60,974 shares, respectively, of our common stock exercisable for five years at $0.41 per share. In December 2001, the debentures including both principal and accrued interest thereon were converted into 1,938,261 shares of our common stock at $0.20 per share.
- On July 11, 2001, we sold Gary D. Babbitt, then a director, 45,000 shares of our common stock and issued warrants to purchase 22,500 shares of common stock, for $0.20 per share or $9,000. The warrants are exercisable at $0.35 per share and expire July 11, 2004.
- On June 27, 2001, we sold Delaware Royalty, which is an affiliate of A.W. Dugan, a stockholder and an accredited investor, 100,000 shares of our common stock and issued warrants to purchase 100,000 shares of common stock, for $0.20 per share or $20,000. The warrants are exercisable at $0.35 per share and expire June 26, 2004.
- On May 25, 2001, we sold Delaware Royalty, which is an affiliate of A.W. Dugan, a stockholder and an accredited investor, 200,000 shares of our common stock and issued warrants to purchase 100,000 shares of common stock, for $0.20 per share or $40,000. The warrants are exercisable at $0.35 per share and expire May 25, 2004.
ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

 EXHIBIT  NUMBER          DESCRIPTION
----------------          -----------
   3.01 Articles of Incorporation of USAC, filed as an exhibit to USAC's Form 10-KSB for the fiscal year ended December 31, 1995 (File No.001-08675), are incorporated herein by this reference.
   3.02 Amended and Restated Bylaws of USAC, filed as an exhibit to amendment No. 2 to USAC's Form SB-2 Registration Statement (Reg. No.333-45508) are incorporated herein by this reference.
   3.03  Articles of Correction of Restated Articles of Incorporation of USAC.
   3.04 Articles of Amendment to the Articles of Incorporation of United States Antimony Corporation, filed as an exhibit to USAC's Form 10-QSB for the quarter ended September 30, 2002 (File No. 001-08675), are incorporated herein by this reference.
   4.01  Key  Employees  2000  Stock  Plan,  filed as an exhibit to USAC's
         Form S-8 Registration Statement filed on March 10, 2000 (File No. 333-32216) is incorporated herein by this reference.

Documents filed with USAC's Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 001-08675), are incorporated herein by this reference:

   10.10    Yellow  Jacket  Venture  Agreement
   10.11    Agreement  Between  Excel-Mineral  USAC  and  Bobby  C. Hamilton
   10.12    Letter  Agreement
   10.13    Columbia-Continental  Lease  Agreement  Revision
   10.14    Settlement  Agreement  with  Excel  Mineral  Company
   10.15    Memorandum  Agreement
   10.16    Termination  Agreement
   10.17    Amendment  to  Assignment  of  Lease  (Geosearch)
   10.18    Series B Stock Certificate to Excel-Mineral Company, Inc.
   10.19    Division  Order  and  Purchase  and  Sale  Agreement
   10.20    Inventory  and  Sales  Agreement
   10.21    Processing  Agreement
   10.22 Release and settlement agreement between Bobby C. Hamilton and United States Antimony Corporation
   10.23    Columbia-Continental  Lease  Agreement
   10.24    Release  of  Judgment
   10.25    Covenant  Not  to  Execute
   10.26    Warrant  Agreements  filed as an exhibit to USAC's Annual

Report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-08675), are incorporated herein by this reference

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

Documents filed with USAC's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 (File No. 001-08675) are incorporated herein by this reference:

   10.33     Warrant  Issue-John  C.  Lawrence
   10.34     PVS  Termination  Agreement

Documents filed as an exhibit to USAC's Form 10-KSB for the year ended December 31, 1999 (File No. 001-08675) are incorporated herein by this reference:

   10.35     Maguire  Settlement  Agreement
   10.36     Warrant  Issue-Carols  Tejada
   10.37     Warrant  Issue-Al  W.  Dugan
   10.38     Memorandum  of  Understanding  with  Geosearch  Inc.
   10.39     Factoring  Agreement-Systran  Financial  Services Company
   10.40     Mortgage  to  John  C.  Lawrence
   10.41     Warrant  Issue-Al  W. Dugan filed as an exhibit to USAC's
             Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 (File No.001-08675) is incorporated herein by this reference
   10.42     Agreement  between United States Antimony Corporation and
             Thomson Kernaghan & Co., Ltd. filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference.
   10.43 Settlement agreement and release of all claims between the Estate of Bobby C. Hamilton and United States Antimony Corporation filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No.001-08675) are incorporated herein by this reference.
   10.44 Supply Contracts with Fortune America Trading Ltd. filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No.001-08675) are incorporated herein by this reference.
   10.45 Amended and Restated Agreements with Thomson Kernaghan & Co. Ltd, filed as an exhibit to amendment No. 3 to USAC's Form SB-2 Registration Statement (Reg. No. 333-45508), are incorporated herein by this reference.
   10.46 Purchase Order from Kohler Company, filed as an exhibit to amendment No. 4 to USAC's Form SB-2 Registration Statement
             (Reg. No. 333-45508) are incorporated herein by this reference.

Documents  filed  as an exhibit to USAC's Form 10-QSB for the quarter ended June
30,  2002  (File  No.  001-08675)  are  incorporated  herein  by this reference.

   10.47     Bear  River  Zeolite Company Royalty Agreement, dated May 29, 2002
   10.48     Grant  of  Production  Royalty,  dated  June  1,  2002
   10.49 Assignment of Common Stock of Bear River Zeolite Company, dated May 29, 2002
   10.50     Agreement  to  Issue  Warrants of USA, dated May 29, 2002
   21.01     Subsidiary  of  USAC*

   44.1      CERCLA Letter from U.S. Forest Service filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference and filed as an exhibit to USAC's Form 10-KSB  for  the  year ended
             December 31, 1995 (File No. 1-8675) is incorporated herein by this reference.
______________________
*    Filed  herewith.
Reports  on  Form  8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

EXHIBIT  21.01

SUBSIDIARY  OF  REGISTRANT,  AS  OF  DECEMBER  31,  2002
Bear  River  Zeolite  Company
c/o  Box  643
Thompson  Falls,  MT  59873

ITEM  14.  CONTROLS  AND  PROCEDURES

The Registrant's President has evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, the Registrant's President concluded that the Registrant's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Registrant's internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange
    Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)


                   By:/s/ John C. Lawrence Date: April 14, 2003
                      -----------------------------------------
                      John C. Lawrence, President, Director
                         and Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  By:/s/ John C. Lawrence Date: April 14, 2003
                     -----------------------------------------
                    John C. Lawrence, Director and President
                 (Principal Executive, Financial and Accounting
                                    Officer)


                     By:/s/ Leo Jackson Date: April 14, 2003
                        ------------------------------------
                              Leo Jackson, Director


                   By:/s/ Robert A. Rice  Date: April 14, 2003
                      ----------------------------------------
                            Robert A. Rice, Director

                                  CERTIFICATION

I,  John  C.  Lawrence,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of United States Antimony Corporation

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates'

5. I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operations of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 13, 2003

/s/: John C. Lawrence
John  C.  Lawrence
President  and  Director

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, John C. Lawrence, director and president of United States Antimony Corporation (the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Annual Report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: April 13, 2003

/s/: John C. Lawrence
John  C.  Lawrence
President  and  Director

                                                            DeCoria,
                                                            Maichel
                                                            & Teague PS


REPORT  OF  INDEPENDENT  ACCOUNTANTS



To the Board of Directors and Stockholders of United States Antimony Corporation

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and its subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and its subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


/s/: DeCoria, Maichel & Teague P.S.

DeCoria,  Maichel  &  Teague  P.S.
Spokane,  Washington
March  21,  2003

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  BALANCE  SHEETS
December  31,  2002  and  2001


                                                    ASSETS

                                                                                2002              2001
Current assets:
  Accounts receivable, less allowance
    for doubtful accounts of $30,000 . . . . . . . . . . . . . . .   . .  $      106,971   $    105,084
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         123,307        126,075
                                                                          ---------------  -------------
          Total current assets . . . . . . . . . . .                             230,278        231,159

Investment in USAMSA, net. . . . . . . . . . . . . . . . . . . . . . . .          18,625         95,734
Properties, plants and equipment, net. . . . . . . . . . . . . . . . . .         529,416        307,373
Restricted cash for bank note payable. . . . . . . . . . . . . . . . . .         102,022          3,803
Restricted cash for reclamation bonds. . . . . . . . . . . . . . . . . .          91,186         87,550
                                                                          ---------------  -------------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $      971,527   $    725,619
                                                                          ===============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Checks issued and payable. . . . . . . . . . . . . . . . . . . . . . .  $       53,641   $     61,121
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         783,799        624,588
  Accrued payroll and property taxes . . . . . . . . . . . . . . . . . .         280,247        256,320
  Accrued payroll and other. . . . . . . . . . . . . . . . . . . . . . .          85,838         82,790
  Judgment payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          49,780         46,523
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . .          18,663         14,640
  Payable to related parties . . . . . . . . . . . . . . . . . . . . . .         202,625        121,082
  Stock subscriptions payable. . . . . . . . . . . . . . . . . . . . . .          35,000
  Notes payable to bank, current . . . . . . . . . . . . . . . . . . . .         266,284        119,431
  Accrued reclamation costs, current . . . . . . . . . . . . . . . . . .          44,565        137,639
                                                                          ---------------  -------------
          Total current liabilities. . . . . . . . . . . . . . . . . . .       1,820,442      1,464,134

Notes payable to bank, noncurrent. . . . . . . . . . . . . . . . . . . .         345,638        341,845
Accrued reclamation costs, noncurrent. . . . . . . . . . . . . . . . . .         152,050         87,524
                                                                          ---------------  -------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .       2,318,130      1,893,503
                                                                          ---------------  -------------

Commitments and contingencies (Notes 1 and 15)
Stockholders' deficit:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized:
      Series A: 4,500 shares issued and outstanding
        (liquidation preference $119,250). . . . . . . . . . . . . . . .              45             45
      Series B: 750,000 shares issued and outstanding
        (liquidation preference $817,500). . . . . . . . . . . . . . . .           7,500          7,500
      Series C: 177,904 shares issued and outstanding
        (liquidation preference $97,847) . . . . . . . . . . . . . . . .           1,779          1,779
      Series D: 96,000 shares issued and outstanding
        (liquidation preference $240,000). . . . . . . . . . . . . . . .             960
  Common stock, $0.01 par value, 30,000,000 shares
    authorized; 27,027,959 and 26,156,959 shares issued and outstanding.         270,279        261,569
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .      16,963,610     16,791,610
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .     (18,590,776)   (18,230,387)
                                                                          ---------------  -------------
          Total stockholders' deficit. . . . . . . . . . . . . . . . . .      (1,346,603)    (1,167,884)
                                                                          ---------------  -------------
          Total liabilities and stockholders' deficit. . . . . . . . . .  $      971,527   $    725,619
                                                                          ===============  =============


   The accompanying notes are an integral part of these financial statements.
                                      F-2

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
For  the  years  ended  December  31,  2002  and  2001



                                                     2002          2001
Revenues:
  Sales of antimony products and other. . . . .  $ 3,274,007   $ 3,421,136
  Sales of zeolite products . . . . . . . . . .      199,890        15,428
                                                 ------------  ------------
                                                   3,473,897     3,436,564
                                                 ------------  ------------

Cost of sales:
  Cost of antimony production . . . . . . . . .    2,541,657     2,673,250
  Cost of zeolite production. . . . . . . . . .      242,961         3,587
  Antimony depreciation . . . . . . . . . . . .       42,991        51,908
  Zeolite depreciation. . . . . . . . . . . . .       41,071        22,172
  Antimony freight and delivery . . . . . . . .      331,439       366,965
  Zeolite freight and delivery. . . . . . . . .       22,429         1,290
                                                 ------------  ------------
                                                   3,222,548     3,119,172
                                                 ------------  ------------

Gross profit. . . . . . . . . . . . . . . . . .      251,349       317,392
                                                 ------------  ------------

Other operating expenses:
  Yellow Jacket reclamation . . . . . . . . . .                     10,822
  Antimony reclamation. . . . . . . . . . . . .                     30,838
  Yankee Fork Mill site reclamation . . . . . .       22,068
  Bear River Zeolite start-up and development .                    305,023
  Bear River Zeolite general and administrative       86,658        76,014
  Antimony general and administrative . . . . .      327,936       494,950
  Bear River Zeolite sales expenses . . . . . .       62,654        10,413
  Antimony sales expenses . . . . . . . . . . .       80,397       128,259
                                                 ------------  ------------
                                                     579,713     1,056,319
                                                 ------------  ------------
Other (income) expense:
  Interest expense. . . . . . . . . . . . . . .       80,462       152,070
  USAMSA impairment adjustment. . . . . . . . .       60,526
  Factoring expense . . . . . . . . . . . . . .       94,765        91,069
  Interest income and other . . . . . . . . . .       (3,728)       (5,229)
  Bear River Zeolite royalty sale . . . . . . .     (200,000)
                                                 ------------
                                                      32,025       237,910
                                                 ------------  ------------

Net loss. . . . . . . . . . . . . . . . . . . .  $  (360,389)  $  (976,837)
                                                 ============  ============

Net loss per share of common stock. . . . . . .  $     (0.01)  $     (0.05)
                                                 ============  ============

Basic weighted average shares outstanding . . .   26,907,102    19,336,088
                                                 ============  ============



  The accompanying notes are an integral part of these financial statements.
                               F-3

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  DEFICIT
for  the  years  ended  December  31,  2002  and  2001


                                         TOTAL
                                    PREFERRED  STOCK       COMMON  STOCK     ADDITIONAL  PAID ACCUMULATED
                                    SHARES     AMOUNT     SHARES     AMOUNT     IN  CAPITAL      DEFICIT         TOTAL
                                    ------     ------     ------     ------     -----------      -------        --------
Balances, December 31, 2000. . .    932,404   $   9,324   18,375,564  $  183,755  $15,352,386  $(17,253,550)  $(1,708,085)

Issuance of common stock and
warrants for cash. . . . . . . .                           1,704,000      17,040      323,760                     340,800

Issuance of common stock for
convertible debenture principal
and accrued interest . .                                   5,772,503      57,725    1,047,867                   1,105,592

Issuance of common stock in
satisfaction of liquated damages
for late registration. . . . . .                             240,343       2,403       67,597                      70,000

Reconciliation of outstanding
common shares to transfer
agent's records. . . . . . . . .                              64,549         646                                      646

Net loss . . . . . . . . . . . .                                                                  (976,837)      (976,837)
                                   --------     -------   ----------   ---------   ---------   - ----------    ----------

Balances, December 31, 2001. . .    932,404       9,324   26,156,959     261,569   16,791,610   (18,230,387)    (1,167,884)

Issuance of common stock and
warrants for cash. . . . . . . .                             871,000       8,710      163,360                      172,070

Issuance of Series D preferred
stock to directors for services.     96,000         960                                 8,640                        9,600

Net loss . . . . . . . . . . . .                                                                   (360,389)     (360,389)
                                  ---------   ----------  ----------  ----------  -----------   -----------   ------------
Balances, December 31, 2002. . .  1,028,404   $  10,284   27,027,959  $  270,279  $16,963,610  $(18,590,776)  $(1,346,603)
                                  ==========  ==========  ==========  ==========  ===========   ============  ============





  The accompanying notes are an integral part of these financial statements.
                                      F-4

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
for  the  years  ended  December  31,  2002  and  2001




                                                                 2002          2001
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $(360,389)  $(976,837)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . .     97,084     137,084
      Series D preferred stock issued for director services. .      9,600
      USAMSA impairment adjustment . . . . . . . . . . . . . .     60,526
      Loss from unconsolidated investment. . . . . . . . . . .      3,200       6,221
      Reconciliation of outstanding common shares to transfer
        agent's records. . . . . . . . . . . . . . . . . . . .                    646
      Issuance of common stock in satisfaction of debenture
        accrued interest . . . . . . . . . . . . . . . . . . .                131,510
      Issuance of common stock in satisfaction of liquidated
        damages for late registration. . . . . . . . . . . . .                 70,000
      Change in:
        Accounts receivable. . . . . . . . . . . . . . . . . .     (1,887)     14,484
        Inventories. . . . . . . . . . . . . . . . . . . . . .      2,768      95,382
        Restricted cash for bank note payable. . . . . . . . .    (98,219)      4,716
        Restricted cash for reclamation bonds. . . . . . . . .     (3,636)     35,700
        Accounts payable . . . . . . . . . . . . . . . . . . .    159,211     194,934
        Accrued payroll and property taxes . . . . . . . . . .     23,927      14,732
        Accrued payroll and other. . . . . . . . . . . . . . .      3,048      (6,890)
        Judgment payable . . . . . . . . . . . . . . . . . . .      3,257       3,043
        Accrued interest payable . . . . . . . . . . . . . . .      4,023     (32,684)
        Payable to related parties . . . . . . . . . . . . . .     81,543     110,775
        Accrued reclamation costs. . . . . . . . . . . . . . .    (28,548)    (54,225)
                                                                ----------  ----------
          Net cash used by operating activities. . . . . . . .    (44,491)   (251,409)
                                                                ----------  ----------

Cash flows from investing activities:
  Purchase of properties, plants and equipment . . . . . . . .   (305,745)   (148,653)
                                                                ----------  ----------
          Net cash used by investing activities. . . . . . . .   (305,745)   (148,653)
                                                                ----------  ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants. . . . .    172,070     340,800
  Proceeds from issuance of common stock subscriptions payable     35,000
  Proceeds from notes payable to bank, net . . . . . . . . . .    150,646     105,274
  Change in checks issued and payable. . . . . . . . . . . . .     (7,480)    (46,012)
                                                                ----------  ----------
          Net cash provided by financing activities. . . . . .    350,236     400,062
                                                                ----------  ----------
Net decrease in cash . . . . . . . . . . . . . . . . . . . . .          0           0
Cash, beginning of year. . . . . . . . . . . . . . . . . . . .          0           0
                                                                ----------  ----------
Cash, end of year. . . . . . . . . . . . . . . . . . . . . . .  $       0   $       0
                                                                ==========  ==========



  The accompanying notes are an integral part of these financial statements.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS,  CONTINUED:
for  the  years  ended  December  31,  2002  and  2001

                                                                          2002        2001
Supplemental disclosures:
  Cash paid during the year for interest . . . . . . . . . . . . . . .  $   62,599  $38,695
                                                                        ==========  =======

  Noncash financing activities:
    Debenture principal and accrued interest converted to common stock           $1,154,502
                                                                                ===========




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

During 2000, the Company formed a 75% owned subsidiary, Bear River Zeolite Company ("BRZ"), to mine and market zeolite and zeolite products from a mineral deposit in southeastern Idaho. In 2001, an operating plant was constructed at the zeolite site and zeolite production and sales commenced. During 2002, the Company acquired 100% of BRZ and continued to produce and sell zeolite products.

The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2002, the Company had negative working capital of approximately $1.6 million, an accumulated deficit of approximately $18.6 million, and a total stockholders' deficit of approximately $1.3 million. Additionally, the Company is delinquent on the payment of several current liabilities including payroll and property taxes totaling approximately
$260,000, accounts payable totaling approximately $475,000 including approximately $240,000 payable to law firms for legal fees incurred principally in preparing a registration statement during 2000 and 2001, a judgment payable totaling approximately $50,000, and accrued interest payable totaling approximately $19,000. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

To improve the Company's financial condition, the following actions have been initiated or taken by management:

- In 2001, the Company converted debentures and other debt obligations of $1,154,502 of principal and accrued interest into common stock of the Company. The conversion decreased the Company's total liabilities.

- During 2002, the Company made progress in developing its zeolite production capabilities, and broadened its zeolite product line. The Company has been developing a sales and marketing force and attracting new zeolite customers.

- In 2002 and 2001, the Company generated $172,070 and $340,800, respectively, through sales of its unregistered common stock and warrants. The Company plans to raise equity funding through additional stock sales in 2003, providing it is successful in amending its Articles of Incorporation to authorize additional shares of its unregistered common stock for sale. The Company intends to solicit proxy votes to authorize more shares of its common stock for issue and sale from its shareholders during an annual meeting of shareholders planned for 2003. There can be no assurance, however, that the Company will be able to successfully raise additional capital through the sale of its stock.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.     BACKGROUND  OF  COMPANY  AND  BASIS  OF  PRESENTATION,  CONTINUED:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     SEGMENT  INFORMATION  AND  CONCENTRATION  OF  RISK:

The Company purchases most of the raw antimony used in the production of its finished antimony products from Chinese producers through metal brokers. If the supply of antimony from China is reduced, it is possible that the Company's antimony product operations could be adversely affected. During the years ended December 31, 2002 and 2001, 40% and 34%, respectively, of the Company's antimony revenues were generated by sales to one customer.

During 2002, 55% of the Company's revenues generated from zeolite product sales were to an individual customer. The loss of the Company's "key" customers could adversely affect its business. In addition, during 2001, 12% of our revenues were generated by antimony product sales to a second individual customer.

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

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     PRINCIPLES  OF  CONSOLIDATION

The Company's consolidated financial statements include the accounts of Bear River Zeolite Company, a wholly-owned subsidiary. Intercompany balances and transactions are eliminated in consolidation. The Company accounts for its investment interest in its 50% owned foreign entity, USAMSA, by the equity method.

     RESTRICTED  CASH

Restricted cash consists primarily of cash held for payment of delinquent payroll taxes, reclamation performance bonds, and security for a bank note payable.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 financial statements in order to conform to the 2002 presentation. These reclassifications have no effect on net loss, total assets or stockholders' deficit as previously reported.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

     INVENTORIES

Inventories at December 31, 2002 and 2001, primarily consisted of antimony metal, metal in process and finished goods that are stated at the lower of first-in, first-out cost or estimated net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories.

     The Company's BRZ zeolite inventory consisted principally of finished zeolite products available for sale.

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

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

     RECLAMATION  AND  REMEDIATION,  CONTINUED:

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

It is reasonably possible that due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation and reclamation could change in the future. The Company continually reviews its accrued liabilities for such remediation and reclamation costs as evidence becomes available indicating that its remediation and reclamation liability has changed.

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

     INCOME  (LOSS)  PER  COMMON  SHARE

The Company accounts for its income (loss) per common share according to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants to purchase the Company's common stock and common stock issuable upon the conversion of debentures, are excluded from the calculations when their effect is antidilutive.

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

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

     RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 generally requires business combinations to be accounted for using the purchase method. The pronouncement is effective for business combinations occurring after June 30, 2001. Concurrent with the issuance of SFAS No. 141, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 sets forth financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS No. 142 are effective December 31, 2001. The Company has not had any business combinations in the periods reported on, does not have any recorded goodwill and does not anticipate that adoption of these pronouncements will result in any impact on its reported financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company presently does not have any asset retirement obligations and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The Company believes that the adoption of SFAS No. 145 will not have a material impact on its reported financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its reported financial position or results of operations.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

4.     SALES  OF  ACCOUNTS  RECEIVABLE:

The Company sells its accounts receivable to a financing company pursuant to the terms of a factoring agreement. According to the terms of the agreement, the receivables are sold with full recourse and the Company assumes all risks of collectibility. Accordingly, an allowance for doubtful accounts receivable is based upon the expected collectibility of all trade receivables. The performance of all obligations and payments to the factoring company is personally guaranteed by John C. Lawrence, the Company's president and a director. As consideration for Mr. Lawrence's guarantee, the Company granted a mortgaged security interest to Mr. Lawrence collateralized by the Company's real and personal property.

The factoring agreement requires that the Company pay a financing fee equal to 2% of the face amount of receivables sold. Financing fees paid by the Company during the years ended December 31, 2002 and 2001 totaled $94,765 and $91,069, respectively. For the years ended December 31, 2002 and 2001, net accounts receivable of approximately $3.3 million and $3.4 million, respectively, were sold under the agreement. Proceeds from the sales were used to fund inventory purchases and operating expenses. The agreement is for a term of one year with automatic renewal for additional one-year terms. The Company's sales of accounts receivable qualify as sales under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

5.     INVENTORIES:

     The major components of the Company's inventories at December 31, 2002 and 2001, were as follows:



                       2002      2001


  Antimony Metal. .  $  7,406  $  1,066
  Antimony Oxide. .    93,456    76,239
  Sodium Antimonate     2,388    31,053
  Zeolite . . . . .    20,057    17,717
                     --------  --------
                     $123,307  $126,075
                     ========  ========

At December 31, 2002 and 2001, antimony metal consisted principally of recast metal from antimony-based compounds and metals purchased from foreign suppliers, respectively. Antimony oxide inventory consisted of finished product oxide held at the Company's plant or in independent warehouses throughout the United States. Sodium antimonite inventory consisted of dry finished product and wet raw materials, the majority of which were stored at the Company's antimony plant near Thompson Falls, Montana. The Company's zeolite inventory consists of salable zeolite material held at BRZ's mining and production facility.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

6.     PROPERTIES,  PLANTS  AND  EQUIPMENT:

The major components of the Company's properties, plants and equipment at December 31, 2002 and 2001 were as follows:


                                                   2002        2001

  Mining equipment (1). . . . . . . . . . .  $  945,137  $  945,137
  Chemical processing and office buildings.     144,727     144,727
  Chemical processing equipment . . . . . .     921,065     921,065
  BRZ plant . . . . . . . . . . . . . . . .     426,640     120,895
  Other . . . . . . . . . . . . . . . . . .     151,268     151,268
                                             ----------  ----------
                                              2,588,837   2,283,092
  Less accumulated depreciation . . . . . .   2,059,421   1,975,719
                                             ----------  ----------
                                             $  529,416  $  307,373
                                             ==========  ==========

     (1) Substantially all of the Company's mining equipment is fully depreciated. At December 31, 2002 and 2001, mining equipment with an original cost of approximately $670,000, was in use at BRZ.

7.     INVESTMENT  IN  USAMSA:

The Company has a 50% investment in United States Antimony, Mexico S.A. de C.V. ("USAMSA"). The Company accounts for its investment in USAMSA by the equity method and translates the foreign currency financial statements of USAMSA in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, related revenues and expenses are translated at average exchange rates in effect during the period, and the effects of exchange rate changes are reflected in stockholders' equity. Unaudited condensed financial information for USAMSA at December 31, 2002 and 2001 is as follows:

     2002     2001


                              ASSETS
  Current assets . . . . . . . . . . . . . . .  $16,292  $ 18,550
  Noncurrent assets. . . . . . . . . . . . . .   73,102    83,233
                                                -------  --------
    Total assets . . . . . . . . . . . . . . .  $89,394  $101,783
                                                =======  ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   2002      2001

  Current liabilities. . . . . . . . . . . . .  $52,144  $ 52,556
  Stockholders' equity . . . . . . . . . . . .   37,250    49,227
                                                -------  --------
    Total liabilities and stockholders' equity  $89,394  $101,783
                                                =======  ========

  RESULTS OF OPERATIONS
                                                     01
  Revenues:
      Administrative and other costs . . . . .  $ 6,401  $ 12,411
                                                -------  --------
      Net loss . . . . . . . . . . . . . . . .  $ 6,401  $ 12,411
                                                =======  ========

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

7.     INVESTMENT  IN  USAMSA,  CONTINUED:

USAMSA was idle during 2002 and 2001 due to unstable antimony metal prices and the absence of sufficient operating capital. During 2002, the Company reviewed the carrying value of its investment in USAMSA and wrote down its net investment to equal 50% of USAMSA's net book value. The effect of the adjustment reduced the Company's carrying value in USAMSA by $60,526.

8.     JUDGMENT  PAYABLE:

At December 31, 2002 and 2001, the Company owed $49,780 and $46,523, respectively, to the Internal Revenue Service, in connection with a default judgment in a bankruptcy proceeding.

The default judgment was originally entered against the Company by the United States Bankruptcy Court in 1992 in favor of the bankruptcy estate of a former legal counsel of the Company. In 1998, the Trustee of the estate assigned the interest in the judgment to the Internal Revenue Service. The judgment accrues interest at the Federal Judgment Interest Rate, which has approximated 6-7%, and is due in monthly installments of $3,000. During 2002 and 2001, the Company made no payments on this judgment payable.

9.     DUE  TO  RELATED  PARTIES:

Amounts due to related parties at December 31, 2002 and 2001 were as follows (see also Note 14):



                                                                                                 2002      2001
  Entity owned by John C. Lawrence,
    president and director. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,568  $  4,721
  John C. Lawrence, president and director(1) . . . . . . . . . . . . . . . . . . . . . . .   194,057   116,361
                                                                                             --------  --------
                                                                                             $202,625  $121,082
                                                                                             ========  ========

  Transactions affecting the payable to Mr. Lawrence during 2002 and 2001 were as follows:

                                                                                                 2002      2001

  Balance, beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $116,361  $ 10,810
  Equipment rental charges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    56,481    50,765
  Advances, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,215    54,786
                                                                                             --------  --------
  Balance, end of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $194,057  $116,361
                                                                                             ========  ========

(1) Includes accrued interest at 10% per annum of $13,688 and $5,495 for the years ended December 31, 2002 and 2001, respectively. During the years ended December 31, 2002 and 2001, Mr. Lawrence's advances (net of accrued interest expense), were $13,022 and $49,291, respectively.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

10.     NOTES  PAYABLE  TO  BANK:

Notes  payable  to  First  State  Bank  of Thompson Falls, Montana ("First State
Bank")  at  December  31,  2002,  were  as  follows:


 Term note payable, bearing interest at 9.5% through August 2004, then prime plus 3% through maturity; payable in monthly installments
   of $5,123; maturing August 2012. . . . . . . . . . . . . . . . . . .         $        371,672

  Note payable under $150,000 revolving line-of-credit, bearing interest
    at 7.0%; outstanding principal and accrued interest due June 2003. .                 150,100

  Term note payable, bearing interest at 9.5%; outstanding principal and
    accrued interest due March 2003. . . . . . . . . . . . . . . . . . .                  40,100

  Note payable under $50,000 revolving line-of-credit, bearing interest
    at 9.5%; outstanding principal and accrued interest due April 2003 .                  50,050
                                                                                  ---------------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 611,922
  Less current portion . . . . . . . . . . . . . . . . . . . . . . . . .                (266,284)
                                                                                  ---------------
  Noncurrent portion . . . . . . . . . . . . . . . . . . . . . . . . . .         $       345,638
                                                                                 ================


At December 31, 2002, principal payments on the notes payable to bank are due as follows:



YEAR ENDING
DECEMBER 31,
------------
2003. . . . . . .  $     266,284
2004. . . . . . .         28,618
2005. . . . . . .         31,458
2006. . . . . . .         34,580
2007. . . . . . .         38,012
Thereafter.              212,970
                   -------------
                   $     611,922
                   =============

Each of the notes payable described above are collateralized by accounts receivable, inventory, certain equipment, patented and unpatented claims in Sanders County, Montana and are personally guaranteed by John C. Lawrence, the company's president and a director. The note payable under a $150,000 revolving line-of-credit is also collateralized by a certificate of deposit. The notes also contain certain restrictive covenants, including paying payroll and property taxes, as they are due. At December 31, 2002, the Company was not in compliance with certain of the covenants. The Company has obtained a waiver relating to these covenants, which applies at December 31, 2002 and through December 31, 2003.

11.     2000  STOCK  PLAN

In January of 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan"). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants of the Company to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000. At December 31, 2002 and 2001, 300,000 shares of the Company's common stock had been issued under the Plan.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

12.     STOCKHOLDERS'  DEFICIT:

STOCK  WARRANTS

The Company's Board of Directors has the authority to issue incentive stock warrants for the purchase of preferred or common stock to directors and employees of the Company. The Company has also issued warrants in exchange for services rendered the Company and in connection with sales of its unregistered common stock.

     Transactions  in  stock  warrants  are  as  follows:

                                                      NUMBER OF     EXERCISE  EXPIRATION
                                                      WARRANTS       PRICES     DATES
                                                      --------       ------     -----
    Balance December 31, 2000 . . . . . . . . . . .  2,404,314(1)  $0.25-$0.41

    Warrants issued in connection with
    stock sales . . . . . . . . . . . . . . . . . .  1,602,400     $0.29-$0.35  (A)

    Warrants expired. . . . . . . . . . . . . . . .   (100,000)    $      0.50
                                                     ----------    -----------

    Balance December 31, 2001 . . . . . . . . . . .  3,906,714

    Warrants issued in connection with stock sales.    871,000     $      0.30  (B)

    Warrants issued for consulting services . . . .    600,000     $      0.30  (B)

    Warrants issued in connection with BRZ purchase     50,000     $      0.45  (C)

    Warrants exchanged for Series D warrants. . . .   (151,213)

    Warrants expired. . . . . . . . . . . . . . . .   (100,000)    $      0.55
                                                     ----------

    Balance, December 31, 2002. . . . . . . . . . .  5,176,501
                                                     ==========

(1) Includes 961,358 warrants to purchase the Company's common stock at $0.39 per share held by Al Dugan, a major shareholder and an affiliate, to which Mr. Dugan has waived exercise of until USAC increases its authorized common stock for issue and enough shares are available to cover the warrants' exercise.

In addition to warrants to purchase common stock, the Company also issued 1,151,213 warrants to purchase shares of Series D preferred stock during 2002. Of the Series D warrants issued, 750,000 were issued to John C. Lawrence, the Company's president and a director, in consideration for advances made by him to the Company; 250,000 were issued to Gary D. Babbitt, the Company's attorney and a former director, for services rendered; and an additional 151,213 were issued to Mr. Lawrence in exchange for his warrants to purchase 151,213 shares of the Company's common stock. The warrants are exercisable at $0.20 per share and expire in 2005 and 2007. The Company recognized no expense relating to the issues, as the fair value of the Series D warrants or the consideration exchanged for them was not determinable.


(A)     Warrants  are  exercisable  on  or  before January and December of 2004.
(B)     Warrants  are  exercisable  on or before September and November of 2005.
(C)     Warrants  are  exercisable  on  or  before  May  of  2005.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

12.     STOCKHOLDERS'  DEFICIT,  CONTINUED:

     ISSUANCE OF COMMON STOCK IN CONNECTION WITH CONVERSION OF DEBTS AND DEBENTURES

During 2001, holders of outstanding convertible debentures converted $1,022,992 of debenture principal, accrued interest of $131,510, and $70,000 of accrued late registration penalties into 6,012,846 shares of the Company's common stock.
     ISSUANCE  OF  COMMON  STOCK  FOR  CASH

During 2002, the Company sold an aggregate of 871,000 shares of its unregistered common stock, plus warrants to purchase 871,000 shares of common stock exercisable at $0.30 per share, to existing shareholders and other parties for cash of $172,070. In connection with the stock sales during 2002, 600,000 warrants, exercisable at $0.30 and expiring in November 2005, were issued to a stockholder and consultant for his services.

At December 31, 2002, the Company had stock subscriptions payable of $35,000 outstanding relating to its commitment to sell 175,000 shares of common stock exercisable at $0.30 per share on or before November of 2005. At December 31, 2002, neither the shares or the warrants had yet been issued.

During 2001, the Company sold an aggregate of 700,000 shares of its unregistered common stock, plus warrants to purchase 470,000 shares of common stock exercisable at prices ranging between $0.29 to $0.35 per share, to Al Dugan and entities affiliated with him, for cash totaling $140,000. Mr. Dugan is a significant shareholder and an affiliate of the Company.

During 2001, the Company also sold an aggregate of 1,004,000 shares of its unregistered common stock, plus warrants to purchase 1,132,400 shares of common stock exercisable at prices ranging between $0.29 and $0.35 per share, to existing shareholders and other parties for cash of $200,800.

PREFERRED  STOCK

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion and voting rights, as the Board of Directors may determine.

Series  A
---------

During 1986, Series A preferred stock, consisting of 4,500 shares, was established by the Board of Directors. These shares are nonconvertible, nonredeemable and are entitled to a $1.00 per share per year cumulative dividend. Series A preferred stockholders have voting rights for directors only and a total liquidation preference equal to $45,000 plus dividends in arrears. At December 31, 2002, 4,500 shares of Series A preferred stock were outstanding; and cumulative dividends in arrears including the liquidation preference amounted to $119,250, or $26.50 per share.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

12.     STOCKHOLDERS'  DEFICIT,  CONTINUED:

Series  B
---------

During 1993, Series B preferred stock, consisting of 1,666,667 shares, was established by the Board of Directors and 1,666,667 shares were issued in connection with a final settlement of litigation. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock, has no voting rights (absent default in payment of declared dividends) and is entitled to cumulative dividends of $0.01 per share per year payable if and when declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B restricted preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. In 1995, 916,667 shares of Series B preferred stock were surrendered to the Company and cancelled in connection with the settlement of litigation against Bobby C.
Hamilton. At December 31, 2002, cumulative dividends in arrears on the 750,000 outstanding Series B shares were $67,500, or $0.09 per share.

Series  C
---------

During 1997, the Company issued 2,560,762 shares of Series C preferred stock in connection with the conversion of certain debts owed by the Company. During 1999, holders of 2,354,766 shares of Series C stock converted their shares into common stock of the Company. The Series C shares have voting rights, are non-redeemable and have a $0.55 per share liquidation preference. At December 31, 2002 and 2001, 177,904 shares of Series C preferred stock remained outstanding and unconverted.

Series  D
---------

During 2002, the Company established its Series D preferred stock. The series D shares are convertible into the Company's common stock as determined by dividing $0.20 by the conversion price in effect at the time of the conversion. The initial conversion price of the Series D preferred stock is $0.20, subject to adjustment based upon anti-dilution provisions.

DESIGNATION. The class of Convertible Series D Preferred Stock, $0.01 par value, consists of up to 2.5 million shares.

VOTING RIGHTS. The holders of Series D preferred shares shall have the right to that number of votes equal to the number of shares of common stock issuable upon conversion of such Series D preferred shares.

REDEMPTION. The Series D preferred shares are not redeemable by the Company.

LIQUIDATION PREFERENCE. The Series D holders are entitled to a liquidation preference equal to the greater of $2.50 per share or the equivalent market value of the number of shares of common stock into which each share of Series D is convertible into.

REGISTRATION RIGHTS. All of the underlying common stock issued upon conversion of the Series D preferred shares shall be entitled to "piggyback" registration rights when, and if, the Company files a registration statement for its securities or the securities of any other stockholder. These shares are included in a registration statement on file with the Securities and Exchange Commission.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

12.     STOCKHOLDERS'  DEFICIT,  CONTINUED:

DIVIDEND. The Series D holders are entitled to an annual dividend of $0.0235 per share. The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends.

At December 31, 2002, the Company had 96,000 shares of Series D preferred stock outstanding (See Note 14).

13.     INCOME  TAXES:

     The Company had no income tax provision or benefit for the years ended December 31, 2002 and 2001.

At December 31, 2002 and 2001, the Company had net deferred tax assets of approximately $1,600,000 and $1,700,000, respectively. The deferred tax assets principally arose from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the net deferred tax assets at both December 31, 2002 and 2001 has been established.

At December 31, 2002 and 2001, the Company had un-expired regular tax net operating loss carryforwards of approximately $4,700,000 and $5,100,000, respectively, which expire in the years 2003 through 2022. At December 31, 2002, the Company had net operating loss carryforwards for alternative minimum tax purposes of approximately $4,500,000.

14.     RELATED-PARTY  TRANSACTIONS:

In addition to transactions described in Notes 9 and 12, during 2002 and 2001, the Company had the following transactions with related parties:

- During 2002, the Company issued 96,000 shares of its Series D preferred stock to three members of the Board of Directors and Gary D. Babbit, a former director and the Company's legal counsel, for their duties as directors. The stock awards were recorded as compensation expense (director's fees) based upon the estimated value of the stock at the date of issuance.

- Leo Jackson, a director and stockholder of the Company, owns 31.4% of Production Minerals Inc., which has an indirect interest of 25% in the stock of USAMSA (see Note 7).

- In December 2001, John C. Lawrence, the Company's president and a director, and Al Dugan, a significant shareholder and an affiliate, converted debenture principal totaling $347,992, and $39,660 of accrued interest thereon, into 1,938,261 shares of the Company's restricted common stock.

- During 2001, the Company incurred legal expenses of approximately $54,000 to a law firm affiliated with Gary D. Babbitt, a director of the Company until his resignation during the fourth quarter of 2001. During 2001, Mr. Babbitt purchased 45,000 shares of the Company's restricted common stock, and 22,500 stock purchase warrants exercisable at $0.35 per share, for $9,000, or $0.20 per share.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

15.     COMMITMENTS  AND  CONTINGENCIES:

Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 ("CERCLA"), designated the cyanide leach plant as a contaminated site requiring cleanup of the cyanide solution. In 1996, the Idaho Department of Environmental Quality requested that the Company sign a consent decree related to completing the reclamation and remediation at the Preachers Cove mill, which the Company signed in December 1996. The Company has been reclaiming the property and, as of December 31, 2002, the cyanide solution cleanup was complete, the mill removed, and a majority of the cyanide leach residue disposed of.

     In November of 2001, the Environmental Protection Agency ("EPA") listed two by-products of the Company's antimony oxide manufacturing process as hazardous wastes. Antimony slag and antimony bag house filters are now subject to comprehensive management and treatment standards under subtitle C of the Resource Conservation and Recovery Act ("RCRA"), and emergency notification requirements for releases to the environment under CERCLA. On November 26, 2002, the Company received a notice of violation from the Montana Department of Environmental Quality ("Montana DEQ"). The notice related to a hazardous waste discharge that was discovered during a hazardous waste compliance evaluation inspection conducted at the Company's Thompson Falls antimony facility. In response to the notice, the Company removed certain antimony materials from its production area and agreed to ensure the Montana DEQ that future releases of hazardous waste would not occur. At December 31, 2002, management believes that no additional liability will result from the violation.

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

During 2001, the Company issued a number of shares in transactions that may not qualify for exemption from the Securities Act registration requirements and may be in violation of Section 5 of the Securities Act of 1933. As a result the Company may be subject to liabilities associated with the rescission rights of the purchasers of these shares and fines and penalties from securities regulators. At December 31, 2002 and 2001, the Company had not recorded any liability associated with the issuance of these shares, as management believes the likelihood of a claim, and the ultimate outcome if a claim is asserted, cannot be ascertained at this time.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

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

The carrying amounts for cash, restricted cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values. The fair value of amounts due to related parties approximates their carrying values of $202,625 and $121,082, respectively, at December 31, 2002 and December 31, 2001, based upon the contractual cash flow requirements.

Judgments payable of $49,780 and $46,523, at December 31, 2002 and 2001, respectively, approximate their carrying value