Form 10QSB
period 2003-03-31
UNITED STATES ANTIMONY CORP
filed 2003-05-15
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark  One)

[X] QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT  OF  1934
                  For the quarterly period ended March 31, 2003

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


At May 14, 2003, the registrant had outstanding 27,027,959 shares of par value $0.01 common stock.

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2003



                                TABLE OF CONTENTS


                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1: Financial Statements. . . . . . . . . . . . . . . . . . . . . .   1

Item 2: Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . .   5

Item 3: Controls and Procedures . . . . . . . . . . . . . . . . . . . .   7

PART II - OTHER INFORMATION

Item 1: Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   8

Item 2: Changes in Securities . . . . . . . . . . . . . . . . . . . . .   8

Item 3: Defaults among Senior Securities. . . . . . . . . . . . . . . .   8

Item 4: Submission of Matters to a Vote of Security Holders . . . . . .   8

Item 5: Other Information . . . . . . . . . . . . . . . . . . . . . . .   8

Item 6: Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .   8


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10







         [The balance of this page has been intentionally left blank.]

PART  I-FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  BALANCE  SHEETS



                                                                       (UNAUDITED)
                                                                        MARCH  31,       DECEMBER  31,
                                                                            2003            2002
                                     ASSETS
Current assets:
Accounts receivable, less allowance
    for doubtful accounts of $30,000 . . . . . . . . . . . . . . .  $      167,223   $    106,971
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .          46,069        123,307
                                                                     --------------  -------------
          Total current assets . . . . . . . . . . . . . . . . .           213,292        230,278

Investment in USAMSA, net. . . . . . . . . . . . . . . . . . . . .          17,125         18,625
Properties, plants and equipment, net. . . . . . . . . . . . . . .         515,728        529,416
Restricted cash for bank note payable. . . . . . . . . . . . . . .         102,022        102,022
Restricted cash for reclamation bonds. . . . . . . . . . . . . . .          91,186         91,186
Restricted cash for payroll taxes. . . . . . . . . . . . . . . . .          14,000
                                                                    --------------    -----------
          Total assets . . . . . . . . . . . . . . . . . . . . . .  $      953,353   $    971,527
                                                                    ==============   =============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Checks issued and payable. . . . . . . . . . . . . . . . . . . .  $      114,092   $     53,641
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         918,350        783,799
  Accrued payroll and property taxes . . . . . . . . . . . . . . .         270,984        280,247
  Accrued payroll and other. . . . . . . . . . . . . . . . . . . .          90,406         85,838
  Judgment payable . . . . . . . . . . . . . . . . . . . . . . . .          50,630         49,780
  Accrued interest payable . . . . . . . . . . . . . . . . . . . .          14,640         18,663
  Payable to related parties . . . . . . . . . . . . . . . . . . .         172,311        202,625
  Stock subscription payable . . . . . . . . . . . . . . . . . . .          35,000         35,000
  Notes payable to bank, current . . . . . . . . . . . . . . . . .         263,239        266,284
  Accrued reclamation costs, current . . . . . . . . . . . . . . .          41,083         44,565
                                                                    ---------------  -------------
          Total current liabilities. . . . . . . . . . . . . . . .       1,970,735      1,820,442

Notes payable to bank, noncurrent. . . . . . . . . . . . . . . . .         323,681        345,638
Accrued reclamations costs, noncurrent . . . . . . . . . . . . . .         152,050        152,050
                                                                    ---------------  -------------
          Total liabilities. . . . . . . . . . . . . . . . . . . .       2,446,466      2,318,130
                                                                    ---------------  -------------

Commitments and contingencies (Note 3)
Stockholders' deficit:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized:
      Series A: 4,500 shares issued and outstanding. . . . . . . .              45             45
      Series B: 750,000 shares issued and outstanding. . . . . . .           7,500          7,500
      Series C: 177,904 shares issued and outstanding. . . . . . .           1,779          1,779
      Series D: 368,000 shares issued and outstanding. . . . . . .           3,680            960
  Common stock, $0.01 par value, 30,000,000 shares
    authorized; 27,027,959 issued and outstanding. . . . . . . . .         270,279        270,279
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .      16,988,090     16,963,610
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .     (18,764,486)   (18,590,776)
                                                                    ---------------  -------------
          Total stockholders' deficit. . . . . . . . . . . . . . .      (1,493,113)    (1,346,603)
                                                                    --- -----------  -------------
          Total liabilities and stockholders' deficit. . . . . . .  $      953,353   $    971,527
                                                                      =============  =============





    The accompanying notes are an integral part of the financial statements.
                                        1

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)


                                                FOR  THE  THREE  MONTHS  ENDED
                                                    MARCH  31,     MARCH  31,
                                                      2003           2002


Revenues:
  Sales of antimony products and other. . . . .  $ 1,019,496   $   651,089
  Sales of zeolite products . . . . . . . . . .      120,700        61,314
                                                 ------------  ------------
                                                   1,140,196       712,403

Cost of sales:
  Cost of antimony production . . . . . . . . .      775,666       550,248
  Cost of zeolite production. . . . . . . . . .      123,269        31,101
  Antimony depreciation . . . . . . . . . . . .        9,476        14,300
  Zeolite depreciation. . . . . . . . . . . . .       13,686         6,200
  Antimony freight and delivery . . . . . . . .       77,677        79,809
  Zeolite freight and delivery. . . . . . . . .       20,594         2,010
                                                 ------------  ------------
                                                   1,020,368       683,668

Gross profit. . . . . . . . . . . . . . . . . .      119,828        28,735
                                                 ------------  ------------

Other operating expenses:
  Bear River Zeolite general and administrative       73,314        60,351
  Antimony general and administrative . . . . .      130,884        97,896
  Bear River Zeolite sales expenses . . . . . .       14,436         8,130
  Antimony sales expenses . . . . . . . . . . .       25,568        26,865
                                                 ------------  ------------
                                                     244,202       193,242
                                                 ------------  ------------
Other (income) expense:
  Interest expense. . . . . . . . . . . . . . .       16,376        17,453
  Factoring expense . . . . . . . . . . . . . .       33,565        19,326
  Interest income and other . . . . . . . . . .         (605)       (6,950)
                                                 ------------  ------------
                                                      49,336        29,829
                                                 ------------  ------------

Net loss. . . . . . . . . . . . . . . . . . . .  $   173,710   $   194,336
                                                 ============  ============

Basic net loss per share of common stock. . . .  $      0.01   $      0.01
                                                 ============  ============

Basic weighted average shares outstanding . . .   27,027,959    26,588,070
                                                 ============  ============






    The accompanying notes are an integral part of the financial statements.
                                        2

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


                                                   FOR  THE  THREE  MONTHS  ENDED
                                                      MARCH  31,     MARCH  31,
                                                        2003           2002

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . .  $(173,710)  $(194,336)
  Adjustments to reconcile net loss to
    net cash used by operations:
      Depreciation and amortization . . . . . . . . .     24,662      26,931
      Series D stock issued to directors. . . . . . .      7,200
      Series D stock issued for legal services. . . .     20,000
    Change in:
        Restricted cash . . . . . . . . . . . . . . .    (14,000)        144
        Accounts receivable . . . . . . . . . . . . .    (60,252)     64,486
        Inventories . . . . . . . . . . . . . . . . .     77,238      (6,868)
        Accounts payable. . . . . . . . . . . . . . .    134,551      67,271
        Accrued payroll and property taxes. . . . . .     (9,263)     14,909
        Accrued payroll and other . . . . . . . . . .      4,568        (125)
        Judgment payable. . . . . . . . . . . . . . .        850         851
        Accrued interest payable. . . . . . . . . . .     (4,023)
        Payable to related parties. . . . . . . . . .    (30,314)    (26,380)
        Accrued reclamation costs . . . . . . . . . .     (3,482)
                                                       ----------
          Net cash used by operating activities . . .    (25,975)    (53,117)
                                                       ----------  ----------

Cash flows from investing activities:
  Purchase of properties, plants and equipment. . . .     (9,474)   (106,021)
                                                       ----------  ----------
          Net cash used in investing activities . . .     (9,474)   (106,021)
                                                       ----------  ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants                160,000
  Payments on notes payable to bank . . . . . . . . .    (74,370)    (96,117)
  Proceeds from notes payable to bank . . . . . . . .     49,368      99,491
  Change in checks issued and payable . . . . . . . .     60,451      (4,236)
                                                       ----------  ----------
          Net cash provided by financing activities .     35,449     159,138
                                                       ----------  ----------
Net change in cash. . . . . . . . . . . . . . . . . .          0           0
Cash, beginning of period . . . . . . . . . . . . . .          0           0
                                                       ----------  ----------
Cash, end of period . . . . . . . . . . . . . . . . .  $       0   $       0
                                                       ==========  ==========

Supplemental disclosures:
  Cash paid during the period for interest. . . . . .  $  13,683   $  13,343
                                                       ==========  ==========





The accompanying notes are an integral part of these financial statements.
                                 3

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

1.          BASIS  OF  PRESENTATION:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. Certain consolidated financial statement amounts for the three-month period ended March 31, 2002 have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

2.          LOSS  PER  COMMON  SHARE:

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

3.          COMMITMENTS  AND  CONTINGENCIES:

Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 ("CERCLA"), designated the cyanide leach plant as a contaminated site. In 1996, the Idaho Department of Environmental Quality requested that the Company sign a consent decree related to completing the reclamation and remediation at the Preachers Cove mill. The Company has been diligently reclaiming the property and anticipates it will have the reclamation complete in the near term.

In November of 2001, the Environmental Protection Agency ("EPA") listed two by-products of the Company's antimony oxide manufacturing process as hazardous wastes under subtitle C of the Resource Conservation and Recovery Act ("RCRA"), and emergency notification requirements for releases to the environment under CERCLA. On November 26, 2002, the Company received a notice of violation related to a hazardous waste discharge that was discovered during a hazardous waste compliance evaluation inspection conducted at the Company's Thompson Falls antimony facility. In response to the notice, the Company removed certain antimony materials from its production area and agreed to ensure that future releases of hazardous waste would not occur. At March 31, 2003, management believes that no additional liability will result from the violation.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED),  CONTINUED:

3.  COMMITMENTS  AND  CONTINGENCIES,  CONTINUED:

During the first quarter of 2003, the Company paid $3,482 in water monitoring costs relating to its Preachers Cove property that were charged to its accrued reclamation liability.

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

Results  of  Operations

The Company's operations resulted in a net loss of $173,710 for the three-month period ended March 31, 2003, compared with a net loss of $194,336 for the three-month period ended March 31, 2002. The decrease in the loss for the first quarter of 2003 compared to the similar quarter of 2002 is primarily due to increased sales prices for antimony oxide and an increase in sales of zeolite during the first quarter of 2003.

Total revenues from antimony product sales for the first quarter of 2003 were $1,019,496 compared with $651,089 for the comparable quarter of 2002, an increase of $368,407. During the three-month period ended March 31, 2003, 48.79% of the Company's revenues from antimony product sales were from sales to one customer and 5.55% were from sales to a second individual customer. Sales of antimony products during the first quarter of 2003 consisted of 751,681 pounds at an average sale price of $1.36 per pound. During the first quarter of 2002 sales of antimony products consisted of 752,049 pounds at an average sale price of $0.87 per pound. The increase in sale prices of antimony products from the first quarter of 2002 to the first quarter of 2003 is the result of a corresponding increase in antimony metal prices.

Sales of zeolite products during the first quarter of 2003 were $120,700 compared with first quarter sales in 2002 of $61,314. The increase in sales for the first quarter of 2003 compared to the first quarter of 2002 was due to the Company's marketing efforts and a corresponding increase in the number of zeolite customers. Gross profit from antimony and zeolite sales during the first three-month period of 2003 was $119,828 compared with gross profit of $28,735 during the first three-month period of 2002.

The cost of antimony sales was $775,666, or $1.03 per pound sold, during the first quarter of 2003 compared to $550,248 or $0.73 per pound sold, during the first quarter of 2002. The increase was due to the corresponding increase in antimony metal prices during the first quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

The cost of zeolite sales was $123,269 for the first quarter of 2003 compared to $31,101 during the first quarter of 2002. The increase was principally due to the increase in sales of zeolite.

Antimony depreciation for the first quarter of 2003 was $9,476 compared to $14,300 for the first quarter of 2002. The decrease in depreciation from 2002 to 2003 is due to certain depreciable assets nearing the end of their useful lives.

Zeolite depreciation for the first quarter of 2003 was $13,686 compared to $6,200 for the first quarter of 2002. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

Antimony freight and delivery for the first quarter of 2003 was $77,677 and was comparable to $79,809 of freight and delivery expense during the first quarter of 2002.

Zeolite freight and delivery for the first quarter of 2003 was $20,594 compared to $2,010 for the first quarter of 2002. The increase is due to a corresponding increase in zeolite sales.

During the first quarter of 2003, the Company incurred costs totaling $73,314 associated with general and administrative expenses of it's 100% owned subsidiary, Bear River Zeolite Company, compared to $60,351 of such expenses in the comparable quarter of 2002. The increase in BRZ expenses was principally due to costs associated with zeolite marketing efforts and other product development activities during 2003.

Zeolite sales expenses were $14,436 during the first quarter of 2003 compared to $8,130 during the first quarter of 2002. The increase in zeolite sales expense was due to a corresponding increase in zeolite sales.

General and administrative expenses in the antimony division were $130,884 during the first quarter of 2003 compared to $97,896 during the first quarter of 2002. The increase in general and administrative expenses was partially due to costs totaling $27,200 from Series D Preferred Stock issues to the Company's directors and an attorney during the first quarter of 2003.

Antimony sales expenses were $25,568 in the first quarter of 2003 and were comparable with $26,865 during the first quarter of 2002.

Interest expense of $16,376 was incurred during the first quarter of 2003 and was comparable to $17,453 during the first quarter of 2002.

Accounts receivable factoring expense was $33,565 of factoring expense incurred during the first quarter of 2003 compared to $19,326 during the first quarter of 2002. The increase was primarily due to an increase in sales during the first quarter of 2003.

Interest and other income decreased from $6,950 during the first quarter of 2002 to $605 during the first quarter of 2003. The decrease was the result of the decrease in interest rates during the first quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

Financial  Condition  and  Liquidity

At March 31, 2003, Company assets totaled $953,353, and there was a stockholders' deficit of $1,493,113. The stockholders' deficit increased $146,510 from December 31, 2002, primarily due to the net loss incurred during the first quarter of 2003. At March 31, 2003 the Company's total current liabilities exceeded its total current assets by $1,757,443. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the Company's 2002 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and to acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such.

     Cash used by operating activities during the first three months of 2003 was $25,975, and resulted from the first quarter net loss of $173,710 as adjusted by increasing accounts payable, decreasing inventories and the non-cash affects of depreciation and amortization expenses.

Cash used in investing activities during the first three months of 2003 was $9,474 and primarily related to the construction of capital assets at the Bear River Zeolite facility.

Net cash provided by financing activities was $35,449 during the first three months of 2003 was primarily generated from an increase in checks issued and payable.

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

Exhibit  10.51  Consulting Agreement  Dated March 1, 2003

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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



          By:/s/ John C. Lawrence     Date: May 14, 2003
              -------------------------------------------
                 John C. Lawrence, Director and President
          (Principal Executive, Financial and Accounting Officer)

                                  CERTIFICATION

I,  John  C.  Lawrence,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of United States Antimony Corporation

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions);

a. all significant deficiencies in the design or operations of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003

/s/ John C. Lawrence
--------------------
John  C.  Lawrence
President,  Director  and  Principal  Financial  Officer

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, John C. Lawrence, President, Director and Principal Financial Officer of United States Antimony Corporation ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 14, 2003

/s/ John C. Lawrence
--------------------
John  C.  Lawrence
President,  Director  and  Principal  Financial  Officer