Form 10QSB
period 2003-06-30
UNITED STATES ANTIMONY CORP
filed 2003-08-14
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark  One)

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934
                  For the quarterly period ended June 30, 2003

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



At August 12, 2003, the registrant had outstanding 27,027,959 shares of par value $0.01 common stock.

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2003



                                TABLE OF CONTENTS



                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements. . . . . . . . . . . . . . . . . . . . . .     1

Item 2: Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . .     5

Item 3: Controls and Procedures . . . . . . . . . . . . . . . . . . . .     8

PART II - OTHER INFORMATION

Item 1: Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .     9

Item 2: Changes in Securities . . . . . . . . . . . . . . . . . . . . .     9

Item 3: Defaults among Senior Securities. . . . . . . . . . . . . . . .     9

Item 4: Submission of Matters to a Vote of Security Holders . . . . . .     9

Item 5: Other Information . . . . . . . . . . . . . . . . . . . . . . .     9

Item 6: Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .     9


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11







         [The balance of this page has been intentionally left blank.]

                         PART  I-FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  BALANCE  SHEETS



                                                                     (UNAUDITED)
                                                                      JUNE 30,      DECEMBER 31,
                                                                        2003            2002
                                            ASSETS
Current assets:
  Accounts receivable, less allowance
    for doubtful accounts of $30,000 . . . . . . . . . . . . . . .  $     30,259   $     106,971
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .        87,103         123,307
                                                                    -------------  --------------
          Total current assets . . . . . . . . . . . . . . . . . .       117,362         230,278

Investment in USAMSA, net. . . . . . . . . . . . . . . . . . . . .        14,625          18,625
Properties, plants and equipment, net. . . . . . . . . . . . . . .       515,665         529,416
Restricted cash for bank note payable. . . . . . . . . . . . . . .       102,022         102,022
Restricted cash for reclamation bonds. . . . . . . . . . . . . . .        88,670          91,186
Restricted cash for payroll taxes. . . . . . . . . . . . . . . . .        14,000
                                                                    -------------  -------------
          Total assets . . . . . . . . . . . . . . . . . . . . . .  $    852,344   $     971,527
                                                                    =============  ==============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Checks issued and payable. . . . . . . . . . . . . . . . . . . .  $    123,624   $      53,641
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       850,827         783,799
  Accrued payroll and property taxes . . . . . . . . . . . . . . .       211,755         280,247
  Accrued payroll and other. . . . . . . . . . . . . . . . . . . .        91,944          85,838
  Judgment payable . . . . . . . . . . . . . . . . . . . . . . . .        51,480          49,780
  Accrued interest payable . . . . . . . . . . . . . . . . . . . .        14,640          18,663
  Payable to related parties . . . . . . . . . . . . . . . . . . .       158,315         202,625
  Stock subscription payable . . . . . . . . . . . . . . . . . . .       310,000          35,000
  Notes payable to bank, current . . . . . . . . . . . . . . . . .       288,882         266,284
  Accrued reclamation costs, current . . . . . . . . . . . . . . .        31,309          44,565
                                                                    -------------  --------------
          Total current liabilities. . . . . . . . . . . . . . . .     2,132,776       1,820,442

Notes payable to bank, noncurrent. . . . . . . . . . . . . . . . .       310,238         345,638
Accrued reclamations costs, noncurrent . . . . . . . . . . . . . .       152,052         152,050
                                                                    -------------  --------------
          Total liabilities. . . . . . . . . . . . . . . . . . . .     2,595,066       2,318,130
                                                                    -------------  --------------

Commitments and contingencies (Note 3)
Stockholders' deficit:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized:
      Series A: 4,500 shares issued and outstanding. . . . . . . .            45              45
      Series B: 750,000 shares issued and outstanding. . . . . . .         7,500           7,500
      Series C: 177,904 shares issued and outstanding. . . . . . .         1,779           1,779
      Series D: 375,000 shares issued and outstanding. . . . . . .         3,750             960
  Common stock, $0.01 par value, 30,000,000 shares
    authorized; 27,027,959 issued and outstanding. . . . . . . . .       270,279         270,279
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .    16,988,720      16,963,610
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .   (19,014,795)    (18,590,776)
                                                                    -------------  --------------
          Total stockholders' deficit. . . . . . . . . . . . . . .    (1,742,722)     (1,346,603)
                                                                    -------------  --------------
          Total liabilities and stockholders' deficit. . . . . . .  $    852,344   $     971,527
                                                                    =============  ==============

    The accompanying notes are an integral part of the financial statements.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)




                                                FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                   JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
                                                    2003            2002          2003          2002
Revenues:
  Sales of antimony products and other . .  $       542,359   $     975,283   $ 1,561,855   $ 1,626,372
  Sales of zeolite products. . . . . . . .          143,058          44,593       263,758       105,907
                                            ---------------  ---------------  ------------  ------------
                                                    685,417       1,019,876     1,825,613     1,732,279
Cost of sales:
  Cost of antimony production. . . . . . .          470,254         714,366     1,245,920     1,272,714
  Cost of zeolite production . . . . . . .          129,269          66,416       252,537        97,428
  Antimony depreciation. . . . . . . . . .            9,476          14,300        18,953        20,500
  Zeolite depreciation . . . . . . . . . .           13,686           6,200        27,372        12,400
  Antimony freight and delivery. . . . . .           62,635         114,333       140,313       194,142
  Zeolite freight and delivery . . . . . .           18,058             775        38,651         2,874
                                            ---------------  ---------------  ------------  ------------
                                                    703,378         916,390     1,723,746     1,600,058

Gross profit (loss). . . . . . . . . . . .          (17,961)        103,486       101,867       132,221
                                            ---------------  ---------------  ------------  ------------

Other operating expenses:
  Bear River Zeolite
  general and administrative . . . . . . .           69,860          44,872       143,174        93,158
  Antimony general and administrative. . .           98,995          67,522       229,879       165,418
  Bear River Zeolite sales expenses. . . .           14,829           5,524        29,265        19,523
  Antimony sales expenses. . . . . . . . .            9,398          17,533        34,966        44,398
                                            ---------------  ---------------  ------------  ------------
                                                    193,082         135,451       437,284       322,497
                                            ---------------  ---------------  ------------  ------------
Other (income) expense:
  Interest expense . . . . . . . . . . . .           16,651          19,921        33,027        37,373
  Factoring expense. . . . . . . . . . . .           27,659          26,001        61,224        45,327
  Interest income and other. . . . . . . .           (5,044)           (696)       (5,649)       (1,450)
  Sale of Bear River Zeolite royalty . . .                         (150,000)                   (150,000)
                                            ----------------  --------------  ------------  ------------
                                                     39,266        (104,774)       88,602       (68,750)
                                            ----------------  --------------  ------------  ------------

Net income (loss). . . . . . . . . . . . .  $      (250,309)  $      72,809   $  (424,019)  $  (121,526)
                                            ===============   =============   ============  ============

Basic net loss per share of common stock .  $          Nil    $        Nil    $       Nil   $       Nil
                                            ==============    =============   ============  ============

Basic weighted average shares outstanding.      27,027,959       26,979,048    27,027,959    26,783,559
                                            ==============    =============   ============  ============




    The accompanying notes are an integral part of the financial statements.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)




                                                                        FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,            JUNE 30,
                                                                         2003                2002
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . .  $      (424,019)  $(121,526)
  Adjustments to reconcile net loss to
    net cash used by operations:
         Depreciation and amortization . . . . . . . . . . .           50,324      44,772
         Series D stock issued to directors. . . . . . . . .            7,800
         Series D stock issued for legal services. . . . . .           20,100
    Change in:
              Restricted cash. . . . . . . . . . . . . . . .          (11,484)   (102,290)
              Accounts receivable. . . . . . . . . . . . . .           76,712      31,227
              Inventories. . . . . . . . . . . . . . . . . .           36,204       5,682
              Accounts payable . . . . . . . . . . . . . . .           67,029      35,087
              Accrued payroll and property taxes . . . . . .          (68,492)     35,814
              Accrued payroll and other. . . . . . . . . . .            6,106      (3,095)
              Judgment payable . . . . . . . . . . . . . . .            1,700       1,701
              Accrued interest payable . . . . . . . . . . .           (4,023)
              Payable to related parties . . . . . . . . . .          (44,310)      5,826
              Accrued reclamation costs. . . . . . . . . . .          (13,255)     (4,559)
                                                                --------------  ----------
                    Net cash used by operating activities. .         (299,608)    (71,361)
                                                                --------------  ----------

Cash flows from investing activities:
  Purchase of properties, plants and equipment . . . . . . .          (32,573)   (189,917)
                                                              ----------------  ----------
                    Net cash used in investing activities. .          (32,573)   (189,917)
                                                              ----------------  ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants. . . .                      172,070
  Proceed from stock subscriptions payable . . . . . . . . .         275,000
  Payments on notes payable to bank, net . . . . . . . . . .         (62,170)     (60,489)
  Proceeds from related party advances, net. . . . . . . . .                       37,957
  Proceeds from notes payable to bank. . . . . . . . . . . .          49,368      100,211
  Change in checks issued and payable. . . . . . . . . . . .          69,983       11,529
                                                                -------------   ----------
                   Net cash provided by financing activities         332,181      261,278
                                                                -------------   ----------

Net change in cash . . . . . . . . . . . . . . . . . . . . .               0            0
Cash, beginning of period. . . . . . . . . . . . . . . . . .               0            0
                                                                - -----------   ----------
Cash, end of period. . . . . . . . . . . . . . . . . . . . .  $            0    $       0
                                                              ==============   ===========





The accompanying notes are an integral part of these financial statements.
                                            3

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

1.     BASIS  OF  PRESENTATION:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. Certain consolidated financial statement amounts for the three-month period ended June 30, 2002 have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

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

In November of 2001, the Environmental Protection Agency ("EPA") listed two by-products of the Company's antimony oxide manufacturing process as hazardous wastes under subtitle C of the Resource Conservation and Recovery Act ("RCRA"), and emergency notification requirements for releases to the environment under CERCLA. On November 26, 2002, the Company received a notice of violation related to a hazardous waste discharge that was discovered during a hazardous waste compliance evaluation inspection conducted at the Company's Thompson Falls antimony facility. In response to the notice, the Company removed certain antimony materials from its production area and agreed to ensure that future releases of hazardous waste would not occur. At June 30, 2003, management believes that no additional liability will result from the violation.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY

3.     COMMITMENTS  AND  CONTINGENCIES,  CONTINUED:

During the first six months of 2003, the Company paid $13,256 in reclamation and water monitoring costs relating to its Preachers Cove property that were charged to its accrued reclamation liability.

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

Results  of  Operations

For the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002

On May 29, 2002, the Company, was assigned all rights, title and interest in any and all common stock of Bear River Zeolite Company ("Bear River Zeolite" or "BRZ") owned by George Desborough and Nick Raymond, holders of 25% of BRZ's outstanding shares of common stock. The assignment brought the Company's ownership in Bear River Zeolite to 100%. In connection with the assignment, the Company agreed to pay Mr. Desborough and Mr. Raymond a royalty on zeolite sales ranging from 1-3% based on per-ton zeolite sale prices. As additional consideration for the assignment, USAC also agreed to issue Mr. Desborough and Mr. Raymond a total of 50,000 restricted common stock purchase warrants exercisable at $0.40 for a period of 3 years within 30 days of the signing of the agreement, providing common stock is authorized. At June 30, 2003, the Company didn't have authorized shares of common stock available to affect the warrant issue, and the warrants had not yet been issued.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

The Company's operations resulted in a net loss of $250,309 for the three-month period ended June 30, 2003, compared with a net income of $72,809 for the three-month period ended June 30, 2002. Net loss during the second quarter of 2003 compared to the net income during the similar quarter of 2002 is primarily due to a $150,000 royalty sales in 2002 and increased fuel expenses, payroll taxes, general and administrative expenses and worker's compensation insurance increases in Montana in 2003. The Company expects that in the fourth quarter of 2003 the worker's compensation insurance expense for the Company will decrease dramatically.

Total revenues from antimony product sales for the second quarter of 2003 were $542,359 compared with $975,283 during the comparable quarter of 2002, a decrease of $432,924. The decrease in sales revenues during the 2nd quarter of 2003 compared to the same quarter in 2002 is due to the poor economy, an increase in the cost of antimony metal and the corresponding price increase in the oxide products (resulting in decreased consumer purchasing) and competitive pressures from Chinese antimony distributors. During the three-month period ended June 30, 2003, 46.77%, of the Company's revenues from antimony product sales were from sales to one customer and 7% were from sales to a second individual customer. Sales of antimony products during the second quarter of 2003 consisted of 435,396 pounds at an average sale price of $1.25 per pound. During the second quarter of 2002 sales of antimony products consisted of 1,188,019 pounds at an average sale price of $0.82 per pound. The increase in sale prices of antimony products from the second quarter of 2002 to the second quarter of 2003 is the result of a corresponding increase in antimony metal prices.

Sales of zeolite products during the second quarter of 2002 were $143,058 compared to sales of $44,593 during the second quarter of 2002. Gross loss from antimony and zeolite sales during the second three-month period of 2003 was $17,961 compared with gross profit of $103,486 during the second three-month period of 2002.

During  the  second  quarter  of  2003,  the  Company incurred expenses totaling
$84,689 associated with sales development and general and administrative expenses of its wholly owned subsidiary, Bear River Zeolite, compared to $50,396 of expenses in the comparable quarter of 2002. The increase in BRZ expenses was principally due to increased sales expenses.

Antimony general and administrative expenses were $98,995 during the second quarter of 2003, compared to $67,522 during the second quarter of 2002. The increase in general and administrative expenses during the second quarter of 2003 compared to the same quarter of 2002 was due to increased repair, maintenance and legal expenses.

Antimony sales expenses were $9,398 during the second quarter of 2003 compared with $17,533 in the second quarter of 2002, the decrease was principally due to the allocation of a portion of USAC's sales and labor costs to BRZ during 2002.

Interest expenses were $16,651 during the second quarter of 2003, compared to interest expense of $19,921 incurred during the second quarter of 2002; the decrease in interest expense was due to the decrease in interest rates.

Accounts receivable factoring expense was $27,659 during the second quarter of 2003 compared to $26,001 of factoring expense incurred during the second quarter of 2002. The increase was primarily due to an increase in finance charges.

Interest and other income increased from $696 during the second quarter of 2002 to $5,044 during the second quarter of 2003. The increase was due to a corresponding increase in other income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

For the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002

The Company's operations resulted in a net loss of $424,019 for the six-month period ended June 30, 2003, compared with a net loss of $121,526 for the six-month period ended June 30, 2002. The increase in net loss from the first six months of 2002 compared to the first six months of 2003 is primarily due to the sale of a royalty in the Company's zeolite operations in 2002 and increase in general administrative expenses in 2003.

Total revenues from antimony product sales for the first six months of 2003 were $1,561,855 compared with $1,626,372 for the comparable period of 2002, a decrease of $64,517. During the six-month period ended June 30, 2003, 48.01% of the Company's revenues from antimony products sales were from sales to one customer and 5.79% were from sales to a second individual customer. Sales of antimony products during the first six months of 2003 consisted of 1,187,077 pounds at an average sale price of $1.32 per pound. During the first six months of 2002 sales of antimony products consisted of 1,940,068 pounds at an average sale price of $0.84 per pound. The decrease in pounds of antimony sales is attributed to lower product inventory and a poor economy. The increase in sale prices of antimony products from the first six months of 2002 to the first six months of 2003 is the result of a corresponding increase in antimony metal prices.

Sales of zeolite products during the first six months of 2003 were $263,758 compared to sales of $105,907 during the comparable period of 2002. Gross profit from antimony and zeolite sales during the first six-month period of 2003 was $101,867 compared with gross profit of $132,221 during the same six-month period of 2002.

During the first six months of 2003, the Company incurred expenses totaling $172,439 associated with sales development and general and administrative expenses of its wholly owned subsidiary, Bear River Zeolite, compared to $112,681 of expenses during the comparable period of 2002. The increase in BRZ expenses was principally due to plant expansion and sales efforts.

Antimony general and administrative expenses were $229,879 during the first six months of 2002, compared to $165,418 during the first six months of 2001. The increase in general and administrative expenses during the first six months of 2003 compared to the same period of 2002 was due to increased repair, maintenance and legal expenses.

Antimony sales expenses were $34,966 during the first six months of 2003 compared with $44,398 in the first six months of 2002, the decrease was principally due to the allocation of a portion of the Company's sales costs to BRZ.

Interest expense was $37,027 during the first six months of 2003, compared to interest expense of $37,373 incurred during the first six months of 2002.

Accounts receivable factoring expense was $61,224 during the first six months of 2003 compared to $45,327 of factoring expense incurred during the first six months of 2002. The increase was primarily due to increased finance charges.

Interest and other income increased from $1,450 during the first six months of 2002 to $5,649 during the first six months of 2003. The increase was due to a corresponding increase in other income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

Financial  Condition  and  Liquidity

At June 30, 2003, Company assets totaled $852,344, and there was a stockholders' deficit of $1,742,722. The stockholders' deficit increased $396,119 from December 31, 2002. The increase is principally due to operating losses incurred during the six-month period ended June 30, 2003. At June 30, 2003, the Company's total current liabilities exceeded its total current assets by $2,167,867. Included in the Company's current liabilities are significant delinquent balances due raw materials suppliers, attorneys, and payroll taxing agencies. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the Company's 2002 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources from alternative financing resources. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain its operations and meet its financial obligations, there can be no assurance of such.

Cash used by operating activities during the first six months of 2003 was $299,608, and resulted primarily from the six-month net loss of $424,019.

Cash used in investing activities during the first six months of 2003 was $32,573 and was almost entirely related to the construction of capital assets at the Bear River Zeolite facility.

Cash provided by financing activities was $332,181 during the first six months of 2003, and was principally generated by subscriptions to purchase 1,375,000 shares of unregistered common stock for $275,000. At June 30, 2003, the Company substantially had no unencumbered authorized common stock available for sale or issue. The Company plans to amend its Articles of Incorporation subject to shareholder approval at an annual meeting of shareholders scheduled to be held in September of 2003, to increase its authorized common stock available for issue.

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

During the second quarter of 2003, the Company sold stock subscriptions to purchase 1,375,000 shares of its restricted common stock and warrants for $275,000. The sales were to accredited investors and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

The  registrant  has  no  outstanding  senior  securities.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     Exhibits:  None


     Reports  on  Form  8-K:  None

                                    SIGNATURE


  Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange
    Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



          By:/s/John C. Lawrence       Date: August 14, 2003
             --------------------     -----------------------
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


Date: August 14, 2003


/s/John C. Lawrence
----------------------------------------
John  C.  Lawrence
President,  Director  and  Principal  Financial  Officer

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, John C. Lawrence, President, Director and Principal Financial Officer of United States Antimony Corporation ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August 14, 2003
     ------------------

/s/John Lawrence
-----------------------
John  C.  Lawrence
President,  Director  and  Principal  Financial  Officer