Form 10QSB
period 2003-09-30
UNITED STATES ANTIMONY CORP
filed 2003-11-17
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB




(Mark  One)

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934
                For the quarterly period ended September 30, 2003

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
    (State or other jurisdiction of          (I.R.S.
     incorporation or organization)      Employer Identification No.)

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




At September 10, 2003, the registrant had outstanding 27,027,959 shares of par value $0.01 common stock.

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2003





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

PART  I-FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  BALANCE  SHEETS



                                                                      (UNAUDITED)
                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                              2003            2002
ASSETS
Current assets:
  Accounts receivable, less allowance
    for doubtful accounts of $30,000 . . . . . . . . . . . . . . .  $       55,825   $     106,971
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .          68,189         123,307
                                                                    ---------------  --------------
          Total current assets . . . . . . . . . . . . . . . . . .         124,014         230,278

Investment in USAMSA, net. . . . . . . . . . . . . . . . . . . . .          12,125          18,625
Properties, plants and equipment, net. . . . . . . . . . . . . . .         561,256         529,416
Restricted cash for bank note payable. . . . . . . . . . . . . . .         102,022         102,022
Restricted cash for reclamation bonds. . . . . . . . . . . . . . .          88,670          91,186
Restricted cash for payroll taxes. . . . . . .                 . . . . . . . . . .          14,000
                                                                    ---------------
          Total assets . . . . . . . . . . . . . . . . . . . . . .  $      902,087   $     971,527
                                                                    ===============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Checks issued and payable. . . . . . . . . . . . . . . . . . . .  $      112,442   $      53,641
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         908,730         783,799
  Accrued payroll and property taxes . . . . . . . . . . . . . . .         240,803         280,247
  Accrued payroll and other. . . . . . . . . . . . . . . . . . . .          86,855          85,838
  Judgment payable . . . . . . . . . . . . . . . . . . . . . . . .          52,330          49,780
  Accrued interest payable . . . . . . . . . . . . . . . . . . . .          14,640          18,663
  Payable to related parties . . . . . . . . . . . . . . . . . . .         277,652         202,625
  Stock subscription payable . . . . . . . . . . . . . . . . . . .         310,000          35,000
  Notes payable to bank, current . . . . . . . . . . . . . . . . .         229,142         266,284
  Accrued reclamation costs, current . . . . . . . . . . . . . . .          19,483          44,565
                                                                    ---------------  --------------
          Total current liabilities. . . . . . . . . . . . . . . .       2,252,077       1,820,442

Notes payable to bank, noncurrent. . . . . . . . . . . . . . . . .         415,010         345,638
Accrued reclamations costs, noncurrent . . . . . . . . . . . . . .         152,052         152,050
                                                                    ---------------  --------------
          Total liabilities. . . . . . . . . . . . . . . . . . . .       2,819,139       2,318,130
                                                                    ---------------  --------------

Commitments and contingencies (Note 3)
Stockholders' deficit:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized:
      Series A: 4,500 shares issued and outstanding. . . . . . . .              45              45
      Series B: 750,000 shares issued and outstanding. . . . . . .           7,500           7,500
      Series C: 177,904 shares issued and outstanding. . . . . . .           1,779           1,779
      Series D: 475,000 shares issued and outstanding. . . . . . .           4,750             960
  Common stock, $0.01 par value, 30,000,000 shares
    authorized; 27,027,959 issued and outstanding. . . . . . . . .         270,279         270,279
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .      17,002,720      16,963,610
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .     (19,204,125)    (18,590,776)
                                                                    ---------------  --------------
          Total stockholders' deficit. . . . . . . . . . . . . . .      (1,917,052)     (1,346,603)
                                                                    ---------------  --------------
          Total liabilities and stockholders' deficit. . . . . . .  $      902,087   $     971,527
                                                                    ===============  ==============

    The accompanying notes are an integral part of the financial statements.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)



                                                    FOR  THE  THREE  MONTHS  ENDED,     FOR  THE  NINE  MONTHS  ENDED,


                                                  SEPTEMBER  30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                       2003             2002             2003             2002
Revenues:
  Sales of antimony products and other. . . . .  $       678,060   $      863,625   $    2,239,915   $    2,489,997
  Sales of zeolite products . . . . . . . . . .           85,291           44,740          349,049          150,647
                                                 ----------------  ---------------  ---------------  ---------------
                                                         763,351          908,365        2,588,964        2,640,644

Cost of sales:
  Cost of antimony production . . . . . . . . .          511,991          656,656        1,757,911        1,929,370
  Cost of zeolite production. . . . . . . . . .           98,303           45,349          350,840          142,777
  Antimony depreciation . . . . . . . . . . . .            9,475           10,250           28,428           30,750
  Zeolite depreciation. . . . . . . . . . . . .           13,686            6,500           41,058           18,900
  Antimony freight and delivery . . . . . . . .           67,042           84,546          207,355          278,688
  Zeolite freight and delivery. . . . . . . . .           22,318            4,358           60,969            7,232
                                                 ----------------  ---------------  ---------------  ---------------
                                                         722,815          807,659        2,446,561        2,407,717

Gross profit. . . . . . . . . . . . . . . . . .           40,536          100,706          142,403          232,927
                                                 ----------------  ---------------  ---------------  ---------------

Other operating expenses:
  Bear River Zeolite general and administrative           47,872           33,320          191,046          126,478
  Antimony general and administrative . . . . .          101,272           89,248          331,151          254,666
  Bear River Zeolite sales expenses . . . . . .           20,652            4,882           49,917           24,405
  Antimony sales expenses . . . . . . . . . . .           17,028           17,801           51,994           62,199
                                                 ----------------  ---------------  ---------------  ---------------
                                                         186,824          145,251          624,108          467,748
                                                 ----------------  ---------------  ---------------  ---------------
Other (income) expense:
  Interest expense. . . . . . . . . . . . . . .           21,266           20,234           54,293           57,607
  Factoring expense . . . . . . . . . . . . . .           22,320           27,217           83,544           72,544
  Interest income and other . . . . . . . . . .             (544)          (1,663)          (6,193)          (3,113)
  Sale of Bear River Zeolite royalty. . . . . .                           (50,000)                         (200,000)
                                                 ----------------  ---------------   --------------  --------------
                                                          43,042           (4,212)         131,644          (72,962)
                                                 ----------------  ---------------  ---------------  ---------------

Net loss. . . . . . . . . . . . . . . . . . . .  $      (189,330)  $      (40,333)  $     (613,349)  $     (161,859)
                                                 ================  ===============  ===============  ===============

Basic net loss per share of common stock. . . .  $         (0.01)  $          Nil   $        (0.02)  $        (0.01)
                                                 ================  ===============  ===============  ===============

Basic weighted average shares outstanding . . .       27,027,959       27,027,959       27,027,959       26,865,026
                                                 ================  ===============  ===============  ===============









    The accompanying notes are an integral part of the financial statements.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                          FOR  THE  NINE  MONTHS  ENDED


                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                            2003             2002
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . .  $     (613,349)  $     (161,859)
  Adjustments to reconcile net loss to
    net cash used by operations:
    Depreciation and amortization . . . . . . . . . .          75,986           67,322
    Series D stock issued to directors. . . . . . . .          15,000
    Series D stock issued for legal services. . . . .           7,800
    Change in:. . . . . . . . . . . . . . . . . . . .          20,100            8,000
      Restricted cash
      Accounts receivable . . . . . . . . . . . . . .         (11,484)         (93,684)
      Inventories . . . . . . . . . . . . . . . . . .          51,146          (30,705)
      Accounts payable. . . . . . . . . . . . . . . .          55,118           26,125
      Accrued payroll and property taxes. . . . . . .         124,933          101,854
      Accrued payroll and other . . . . . . . . . . .         (39,444)           7,302
      Judgment payable. . . . . . . . . . . . . . . .           1,017           (1,684)
      Accrued interest payable. . . . . . . . . . . .           2,550            2,550
      Payable to related parties. . . . . . . . . . .          (4,023)
      Accrued reclamation costs . . . . . . . . . . .         (25,082)         (43,656)
                                                       ---------------  ---------------
         Net cash used by operating activities. . . .        (339,732)        (118,435)
                                                       ---------------  ---------------

Cash flows from investing activities:
  Purchase of properties, plants and equipment. . . .        (101,326)        (260,895)
                                                       ---------------  ---------------
         Net cash used in investing activities. . . .        (101,326)        (260,895)
                                                       ---------------  ---------------

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants                          172,070
  Proceed from stock subscriptions payable. . . . . .         275,000           10,000
  Payments on notes payable to bank, net. . . . . . .        (117,770)        (274,017)
  Proceeds from related party advances, net . . . . .          75,027           56,879
  Proceeds from notes payable to bank . . . . . . . .         150,000          395,000
  Change in checks issued and payable . . . . . . . .          58,801           19,398
                                                       ---------------  ---------------
         Net cash provided by financing activities. .         441,058          379,330
                                                       ---------------  ---------------

Net change in cash. . . . . . . . . . . . . . . . . .               0                0
Cash, beginning of period . . . . . . . . . . . . . .               0                0
                                                       ---------------  ---------------
Cash, end of period . . . . . . . . . . . . . . . . .  $            0   $            0
                                                       ===============  ===============





The accompanying notes are an integral part of the financial statements.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

1.          BASIS  OF  PRESENTATION:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine and three-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. Certain consolidated financial statement amounts for the nine and three-month periods ended September 30, 2002 have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

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

In November of 2001, the Environmental Protection Agency ("EPA") listed two by-products of the Company's antimony oxide manufacturing process as hazardous wastes under subtitle C of the Resource Conservation and Recovery Act ("RCRA"), and emergency notification requirements for releases to the environment under CERCLA. On November 26, 2002, the Company received a notice of violation related to a hazardous waste discharge that was discovered during a hazardous waste compliance evaluation inspection conducted at the Company's Thompson Falls antimony facility. In response to the notice, the Company removed certain antimony materials from its production area and agreed to ensure that future releases of hazardous waste would not occur. At September 30, 2003, management believes that no additional liability will result from the violation.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY

      NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED),  CONTINUED:

     3.          COMMITMENTS  AND  CONTINGENCIES,  CONTINUED:

During the first nine months of 2003, the Company paid $11,651 in reclamation and water monitoring costs relating to its Preachers Cove property that were charged to its accrued reclamation liability.

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

Results  of  Operations

For the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002

On May 29, 2002, the Company, was assigned all rights, title and interest in any and all common stock of Bear River Zeolite Company ("Bear River Zeolite" or "BRZ") owned by George Desborough and Nick Raymond, holders of 25% of BRZ's outstanding shares of common stock. The assignment brought the Company's ownership in Bear River Zeolite to 100%. In connection with the assignment, the Company agreed to pay Mr. Desborough and Mr. Raymond a royalty on zeolite sales ranging from 1-3% based on per-ton zeolite sale prices. As additional consideration for the assignment, USAC also agreed to issue Mr. Desborough and Mr. Raymond a total of 50,000 restricted common stock purchase warrants exercisable at $0.40 for a period of 3 years within 30 days of the signing of the agreement, providing common stock is authorized. At September 30, 2003, the warrants had not yet been issued.

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




ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF
                    OPERATIONS  AND  FINANCIAL  CONDITION,  CONTINUED:

The Company's operations resulted in a net loss of $189,330 for the three-month period ended September 30, 2003, compared with a net loss of $40,333 for the three-month period ended September 30, 2002. Net loss during the third quarter of 2003 compared to the net loss during the similar quarter of 2002 is primarily due to the decrease in antimony sales due to the economy, increased fuel expenses, payroll taxes, general and administrative expenses and worker's compensation insurance increases in Montana in 2003. The Company expects that in the fourth quarter of 2003 the worker's compensation insurance expense for the Company will decrease dramatically.

Total revenues from antimony product sales for the third quarter of 2003 were $678,060 compared with $863,625 during the comparable quarter of 2002, a decrease of $185,565. The decrease in sales revenues during the 3rd quarter of 2003 compared to the same quarter in 2002 is due to the poor economy, an increase in the cost of antimony metal and the corresponding price increase in the oxide products (resulting in decreased consumer purchasing) and competitive pressures from Chinese antimony distributors. During the three-month period ended September 30, 2003, 38.34%, of the Company's revenues from antimony product sales were from sales to one customer and 11.6% were from sales to a second individual customer. Sales of antimony products during the third quarter of 2003 consisted of 529,457 pounds at an average sale price of $1.28 per pound. During the third quarter of 2002 sales of antimony products consisted of 1,062,413 pounds at an average sale price of $0.81 per pound. The increase in sale prices of antimony products from the third quarter of 2002 to the third quarter of 2003 is the result of a corresponding increase in antimony metal prices.

Sales of zeolite products during the third quarter of 2003 were $85,291 compared to sales of $44,740 during the third quarter of 2002. Sales of zeolite products during the third quarter of 2003 consisted of 882 tons at an average sale price of $99.60 per ton. During the third quarter of 2002 sales of zeolite products consisted of 484 tons at an average sale price of $85.78 per ton.

Gross profit from antimony sales during the third three-month period of 2003 was $89,552 compared with gross profit of $112,173 during the third three-month period of 2002 and gross loss from zeolite sales during the third three-month period of 2003 was $49,016 compared with gross loss of $11,467 during the third three-month period of 2002.

During the third quarter of 2003, the Company incurred expenses totaling $68,524 associated with sales development and general and administrative expenses of its wholly owned subsidiary, Bear River Zeolite, compared to $38,202 of expenses in the comparable quarter of 2002. The increase in BRZ expenses was principally due to increased sales expenses.

Antimony general and administrative expenses were $101,272 during the third quarter of 2003, compared to $89,248 during the second quarter of 2002. The increase in general and administrative expenses during the third quarter of 2003 compared to the same quarter of 2002 was due to increased accounting and legal expenses.

Antimony sales expenses were $17,028 during the third quarter of 2003 compared with $17,801 in the third quarter of 2002.

Interest expenses were $21,266 during the third quarter of 2003, compared to interest expense of $20,234 incurred during the third quarter of 2002.

Accounts receivable factoring expense was $22,320 during the third quarter of 2003 compared to $27,217 of factoring expense incurred during the third quarter of 2002. The decrease was primarily due to a decrease in finance charges on a smaller amount of accounts receivable factored.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF
                    OPERATIONS  AND  FINANCIAL  CONDITION,  CONTINUED:

Interest and other income decreased from $1,663 during the third quarter of 2002 to $544 during the third quarter of 2003. The decrease was due to a corresponding decrease in other income.

For the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002

The Company's operations resulted in a net loss of $613,349 for the nine-month period ended September 30, 2003, compared with a net loss of $161,859 for the nine-month period ended September 30, 2002. The increase in net loss from the first nine months of 2002 compared to the first nine months of 2003 is primarily due to the sale of a royalty in the Company's zeolite operations in 2002 and increase in general administrative expenses in 2003.

Total revenues from antimony product sales for the first nine months of 2003 were $2,239,915 compared with $2,489,997 for the comparable period of 2002, a decrease of $250,082. During the nine-month period ended September 30, 2003, 45.27% of the Company's revenues from antimony products sales were from sales to one customer and 5.08% were from sales to a second individual customer. Sales of antimony products during the first nine months of 2003 consisted of 1,716,534 pounds at an average sale price of $1.30 per pound. During the first nine months of 2002 sales of antimony products consisted of 2,992,407 pounds at an average sale price of $0.83 per pound. The decrease in pounds of antimony sales is attributed to higher product price and a poor economy. The increase in sale prices of antimony products from the first nine months of 2002 to the first nine months of 2003 is the result of a corresponding increase in antimony metal prices.

Sales of zeolite products during the first nine months of 2003 were $349,049 compared to sales of $150,647 during the comparable period of 2002. Sales of zeolite products during the first nine months of 2003 consisted of 3,295 tons at an average sale price of $105.93 per ton. During the first nine months of 2002 sales of zeolite products consisted of 1,609 tons at an average sale price of $93.63 per ton.

 Gross profit from antimony sales during the first nine-month period of 2003 was $246,221 compared with gross profit of $263,039 during the same nine-month period of 2002 and gross loss for zeolite sales during the first nine-month period of 2003 was $103,818 compared with gross loss of $18,262 during the same nine-month period of 2002.

During the first nine months of 2003, the Company incurred expenses totaling $240,963 associated with sales development and general and administrative expenses of its wholly owned subsidiary, Bear River Zeolite, compared to $150,883 of expenses during the comparable period of 2002. The increase in BRZ expenses was principally due to expanded sales efforts.

Antimony general and administrative expenses were $331,151 during the first nine months of 2003, compared to $254,666 during the first nine months of 2002. The increase in general and administrative expenses during the first nine months of 2003 compared to the same period of 2002 was due to increased consulting and management costs.

Antimony sales expenses were $51,994 during the first nine months of 2003 compared with $62,199 in the first nine months of 2002, the decrease was principally due to the allocation of a portion of the Company's sales costs to BRZ during 2003.

Interest expense was $54,293 during the first nine months of 2003, compared to interest expense of $57,607 incurred during the first nine months of 2002.


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF
                    OPERATIONS  AND  FINANCIAL  CONDITION,  CONTINUED:

Accounts receivable factoring expense was $83,544 during the first nine months of 2003 compared to $72,544 of factoring expense incurred during the first nine months of 2002. The increase was primarily due to increased finance charges.

Interest and other income increased from $3,113 during the first nine months of 2002 to $6,193 during the first nine months of 2003. The increase was due to a corresponding increase in other income.

Financial  Condition  and  Liquidity

At September 30, 2003, Company assets totaled $902,087, and there was a stockholders' deficit of $1,917,052. The stockholders' deficit increased $570,449 from December 31, 2002. The increase is principally due to operating losses incurred during the nine-month period ended September 30, 2003. At September 30, 2003, the Company's total current liabilities exceeded its total current assets by $2,128,063. Included in the Company's current liabilities are significant delinquent balances due raw materials suppliers, attorneys, and payroll taxing agencies. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the Company's 2002 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources from alternative financing resources. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence for another twelve months. While management is optimistic that the Company will be able to sustain its operations and meet its financial obligations, there can be no assurance of such.

     Cash used by operating activities during the first nine months of 2003 was $339,732, and resulted primarily from the nine-month net loss of $613,349.

Cash used in investing activities during the first nine months of 2003 was $101,326 and was almost entirely related to the construction of capital assets at the Bear River Zeolite facility.

Cash provided by financing activities was $441,058 during the first nine months of 2003, and was principally generated by subscriptions to purchase 1,375,000 shares of unregistered common stock for $275,000 and increased bank borrowings. At September 30, 2003, the Company substantially had no unencumbered authorized common stock available for sale or issue.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

At the annual meeting of shareholders held on September 30, 2003, the following proposals were put forth and voted on by the shareholders with results as follows:

Proposal One: To elect John C. Lawrence, Robert A. Rice and Leo Jackson to our board of directors to serve for the ensuing year or until their successor are duly elected and qualified.

Results:

                                Yes     No     Abstain
                                ---
Board  Member:
--------------
                                Robert Rice     13,725,899     12,160     33,715
                                -----------     ----------     ------     ------
                                Leo Jackson     13,079,026     12,560     33,715
                                -----------     ----------     ------     ------
                            John C. Lawrence     13,606,356     6,860     33,515
                            ----------------     ----------     -----     ------

Proposal Two: To amend the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock from 30,000,000 shares to 50,000,000.

Results:

                                Yes     No     Abstain
                                ---     --     -------
                           Proposal Two     12,011,046     180,470     1,323,086
                           ------------     ----------     -------     ---------

Proposal Three: To ratify the appointment of DeCoria, Maichel & Teague P.S. as the Company's independent auditors to examine the financial statement of the Company for the fiscal year ending December 31, 2003.

Results:

                                Yes     No     Abstain
                                ---     --     -------
                             Proposal Three:     13,472,877     7,660     34,065
                             ---------------     ----------     -----     ------


ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

Form  8-K  dated  October  10,  2003,  Item  5-Other  Events







          [The balance of this page has been intentionally left blank.]

                                    SIGNATURE


  Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange
    Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



          By:/s/  John C. Lawrence   Date:  November 14, 2003

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


Date: November 14, 2003


/s/ John C. Lawrence
John  C.  Lawrence
President,  Director  and  Principal  Financial  Officer






CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, John C. Lawrence, President, Director and Principal Financial Officer of United States Antimony Corporation ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Date: November 14, 2003

/s/ John C. Lawrence
John  C.  Lawrence
President,  Director  and  Principal  Financial  Officer