Form 10KSB
period 2003-12-31
UNITED STATES ANTIMONY CORP
filed 2004-04-12
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark  One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For  the  transition  period --------  to-------


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

The  registrant's  revenues  for  its  most  recent  fiscal year were $3,221,750

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $5,500,829 as of March 27, 2004.

At March 27, 2004, the registrant had 28,114,288 outstanding shares of par value $0.01 common stock.

                                                 TABLE OF CONTENTS

                                                      PART I


ITEM 1.  DESCRIPTION OF BUSINESS                                                                                   2
          General. . . . . . . . . . . . . . . . . . . . . . .                                                     2
          History. . . . . . . . . . . . . . . . . . . . . . .                                                     2
          Overview-2003. . . . . . . . . . . . . . . . . . . .                                                     2
          Risk Factors . . . . . . . . . . . . . . . . . . . .                                                     2
          Antimony Division. . . . . . . . . . . . . . . . . .                                                     4
          Zeolite Division . . . . . . . . . . . . . . . . . .                                                     6
          Environmental Matters. . . . . . . . . . . . . . . .                                                     7
          Employees. . . . . . . . . . . . . . . . . . . . . .                                                     8
          Other. . . . . . . . . . . . . . . . . . . . . . . .                                                     8

ITEM 2.  DESCRIPTION OF PROPERTIES                                                                                 8
          Antimony Division. . . . . . . . . . . . . . . . . .                                                     8
          Zeolite Division . . . . . . . . . . . . . . . . . .                                                     9

ITEM 3.  LEGAL PROCEEDINGS                                                                                         9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       9

                                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                                  9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                                                9

ITEM 7.  FINANCIAL STATEMENTS                                                                                     11

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.                    11

ITEM 8-A CONTROLS AND PROCEDURES                                                                                  11

                                                    PART III

ITEM 9.. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . .                                                    12

ITEM 10. EXECUTIVE COMPENSATION                                                                                    13

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                            13

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                            14

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                                                          16

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                    19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .                                                           20

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . .                                                           21

FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . .                                                      .  F1-F22

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

OVERVIEW-2003

Antimony  Sales

During 2003, sales of our antimony products decreased approximately 16% from that of 2002. The decrease was primarily due to increased imports of Chinese material at low prices competing with our products.

Bear  River  Zeolite  Company

During 2003, significant costs were incurred by BRZ to expand the plant, repair equipment, and market the product. Sales of zeolite increased 140% during 2003 from 2002.

Yellow  Jacket  Reclamation

The Yellow Jacket mill site was essentially reclaimed in 2002. Little work was performed in 2003. Two pieces of equipment still must be trucked out and survey work must be completed in 2004. The expenses are estimated to be $6,000. Yellow Jacket reclamation has been a cash drain on our resources since our abandonment of the operation in 1999.

Yankee  Fork  Mill  Site  Reclamation

During 2003 most of the reclamation work was completed. Work scheduled for 2004 includes neutralization of leach tailings and storage of them in a trench, fill dirt work, and seeding and fertilizing.

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

We have not generated an operating profit for several years. Instead we have been able to continue operations from gross profit from our antimony operations, sales of common stock and borrowings from banks and others. As of December 31, 2003, we had a stockholders' deficit of $1,692,337; and we may incur net losses for the foreseeable future unless and until we are able to establish profitable business operations and reduce cash outflows from general and administrative expenses and property reclamation costs. As of December 31, 2003, we had total current assets of $204,134 and total current liabilities of $1,880,746, or negative working capital of approximately $1,676,612.

Our auditors' report as of February 13, 2004 raised doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2003, which are included in this report, indicate that there was doubt as of February 13, 2004 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

We are delinquent or in arrears on significant current liabilities; and collection efforts by creditors could jeopardize our viability as a going concern and close down our operations.

As of December 31, 2003, we are delinquent on the payment of several current liabilities including payroll and property taxes of approximately $128,392, accounts payable of approximately $600,000, judgments payable in the amount of $53,130 and accrued interest payable in the amount of $16,645. In the absence of payment arrangements, creditors could individually or collectively demand immediate payment and jeopardize our ability to fund operations and correspondingly damage our business. Creditors who are owed taxes have the power to seize our assets for payment of amounts past due and close down our operations.

Capital to meet our future needs for antimony and zeolite production may be unavailable on acceptable terms.

To fund future needs, we may seek to obtain additional capital from public or private financing transactions, as well as borrowing and other resources. The issuance of equity or equity-related securities to raise additional cash would result in dilution to our present stockholders. Further, additional debt funding or common stock sales may not be available on favorable terms, if at all.

Our  existing  debt is secured by pledges to the bank and to our president, John
C. Lawrence, of substantially all of our assets. In addition, we owe a secured convertible note payable to a company controlled by a significant shareholder, that is secured by 100% of our stock in BRZ. Therefore, a default in the payment of any secured debt could result in a loss of the related assets and our ability to continue operations.

As of December 31, 2003, our bank debt in the amount of $553,532 is secured by a collateral pledge of substantially all of our mining equipment as well as our patented and unpatented mining claims in Sanders County, Montana. On March 31, 2004 and all successive quarters pursuant to the terms of convertible and secured convertible notes payable we will owe an interest payment which if we don't or are unable to pay will result in a default on the notes. Our president, John C. Lawrence, has also guaranteed repayment of all our bank debt and has a secured interest in our assets as well. In the event we are unable to pay the bank debt as it matures, there is a risk the bank may foreclose its security interest and we would lose all or a portion of our equipment as well as our patented and unpatented mining claims.

Our research, development, manufacturing and production processes involve the controlled use of hazardous materials, and we are subject to various environmental and occupational safety laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and some waste products. The risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result and any liability could exceed our financial resources. We also have three ongoing environmental reclamation and remediation projects, one at our current production facility in Montana and two at discontinued mining operations in Idaho. Adequate financial resources may not be available to ultimately finish the reclamation activities if changes in environmental laws and regulations occur; and these changes could adversely affect our cash flow and profitability. We do not have environmental liability insurance now; and we do not expect to be able to obtain insurance at a reasonable cost. If we incur liability for environmental damages while we are uninsured, it could have a harmful effect on our financial condition and us. The range of reasonably possible losses from our exposure to environmental liabilities in excess of amounts accrued to date cannot be reasonably estimated at this time.

Some  of  our  accruals  for  environmental obligations are current liabilities.

We have accruals totaling $208,500 on our balance sheet at December 31, 2003, for our environmental reclamation responsibilities, $151,000 of which are classified as current. If we are not able to adequately perform our reclamation activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

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

Prior to 1984, we mined antimony ore underground by driving drifts and using slushers in room and pillar type stopes. Mining was suspended in December 1983, because antimony could be purchased more economically from foreign sources. Our underground antimony mining operations may be reopened in the future should raw material prices warrant doing so. We now purchase the majority of our raw antimony from China and Canada. Antimony metal from Chinese sources has been obtained primarily through brokers.

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

We currently own 50% of the common stock of United States Antimony, Mexico S.A. de C.V. ("USAMSA"), which was formed in April 1998. During 1998 and 1999, we invested capital and surplus equipment from our Thompson Falls antimony operation in USAMSA, which was used for the construction of an antimony processing plant in Mexico. During the later part of 2000 we finalized our 50% investment in USAMSA. To date, two antimony processing furnaces and a warehouse building have been built and limited antimony processing has taken place. During 2003, 2002 and 2001, USAMSA was idle and had no production activities due to volatile antimony prices and the lack of operating and development capital. During 2002, we adjusted our investment in USAMSA to recognize an impairment of its value. The adjustment reduced our carrying value in USAMSA to equal 50% of its net equity, or $18,625 at December 31, 2002. During 2003, our investment in USAMSA decreased to $11,913, reflecting our share of its 2003 operating loss. USAMSA is pursuing the assignment of mining concessions in the Mexican states of Zacatecas, Coahuila, Sonora, Queretaro and Oaxaca. We hope USAMSA will begin in future years to produce antimony metal and other products as processing opportunities become available and as antimony prices dictate, although there can be no assurance USAMSA will be profitable.

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

We estimate (but have not independently confirmed) that our present share of the domestic market for antimony oxide products is approximately 4%. We have only one principal domestic competitor. The balance of domestic sales are foreign imports (primarily from Chinese and Belgian suppliers).

In recent years we made substantial improvements to our analytical and chemical research capabilities. Since March 1998, we have employed a Chief Chemist who has devoted a substantial portion of his working time to research and development activities. We have continued to pursue research and development activities that have resulted in advances in our preparation, packaging and quality of our antimony products. We believe that our ability to meet customer product specifications gives us a competitive advantage. We believe that we will be able to stay competitive in the antimony business because of these advances. However, many of our competitors in the antimony industry have substantially more capital resources and market share than us. Therefore, our ability to maintain market share can be significantly affected by factors outside of our control.

For the year ended December 31, 2002, we sold 3,479,394 pounds of antimony products generating approximately $3.27 million in revenues. During 2003, we sold 2,166,691 pounds of antimony products generating approximately $2.74 million in revenues. During 2002 and 2003, approximately 40% and 56%, respectively, of our antimony sales were made to one customer, KOHLER Co.

Marketing   We  employ full-time marketing personnel and have negotiated various
---------
commission  based  sales  agreements with other chemical distribution companies.

Antimony Price Fluctuations:  Our operating results have been, and will continue
----------------------------
to be, directly related to the market prices of antimony metal, which have fluctuated widely in recent years. The volatility of prices is illustrated by the following table, which sets forth the average prices of antimony metal per pound as reported by sources deemed reliable by us.



YEAR  AVERAGE PRICE
----  --------------
2003           $1.21
2002            0.88
2001            0.58
2000            0.67
1999            0.58
1998            0.63

The range of sales prices for antimony oxide per pound was as follows for the periods indicated:



YEAR  HIGH   LOW    AVERAGE PRICE
----  -----  -----  --------------
2003  $5.45  $1.01  $         0.92
2002   5.25   0.71            0.99
2001   5.99   0.66            0.93
2000   5.88   0.65            0.99
1999   5.52   0.65            0.85
1998   5.57   0.83            1.13



Antimony metal prices are determined by a number of variables over which we have no control. These include the availability and price of imported metals, the quantity of new metal supply, and industrial and commercial demand. If metal prices decline and remain depressed, our revenues and profitability may be adversely affected.

We use various antimony raw materials to produce our products. We obtain antimony raw material from sources in China, Canada and the U.S. Purchases from Canadian and U.S. sources have been made at world market prices, as established by the London Metals Bulletin from time to time. Our USAMSA venture is intended eventually to reduce our dependence on foreign sources; but during 2002 and 2003, USAMSA was idle and it is not expected to provide sufficient raw material for several years.

ZEOLITE  DIVISION

We own 100% of Bear River Zeolite Company, an Idaho corporation incorporated on June 1, 2000. BRZ has a lease with Webster Farm, L.L.C. The lease entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho in exchange for a royalty payment. The royalty is a percentage of the zeolite sale price, which varies between 8%-13%. The minimum annual royalty during the first five years is $1,000. During 2002, we sold additional royalty interests in BRZ to a company controlled by Al Dugan, a majority shareholder and, as such, an affiliate. The royalties granted Mr. Dugan's company a payment equal to 3% of all gross sales on zeolite products. BRZ has constructed a processing plant on the property and is currently improving its productive capacity. We have incurred development and start-up costs of $467,695. We are currently taking orders for our zeolite products and are optimistic that orders will continue and increase during 2003.

We have no "proven reserves" or "probable reserves" of zeolite, as these terms are defined by the Securities and Exchange Commission.

"Zeolite" refers to a group of minerals that consist of hydrated aluminosilicates that hold cations such as calcium, sodium, ammonium and potassium in their crystal lattice. Water is loosely held in cavities in the lattice. BRZ's zeolite deposits have characteristics, which make the mineral useful for a variety of purposes including:

  -Soil Amendment and Fertilizer. Zeolite has been successfully used to fertilize golf courses, sports fields, parks and common areas, and high value crops, including corn, potatoes, soybeans, red beets, acorn squash, green beans, sorghum sudangrass, brussel sprouts, cabbage, carrots, tomatoes, cauliflower, radishes, strawberries, wheat, lettuce and broccoli.

  -Water Filtration. Zeolite is used for particulate, heavy metal and ammonium removal in swimming pools, municipal water systems, fisheries, fish farms, and aquariums.

  -Sewage Treatment. Zeolite is used in sewage treatment plants to remove nitrogen and as a carrier for microorganisms.

  -Nuclear Waste and Other Environmental Cleanup. Zeolite has shown a strong ability to selectively remove strontium, cesium and various other radioactive isotopes from solution. Zeolite can also be used for the cleanup of soluble metals such as mercury, chromium, copper, lead, zinc, arsenic, molybdenum, nickel, cobalt, antimony, calcium, silver and uranium.

  -Odor Control. A major cause of odor around cattle, hog, and poultry feed lots is the generation of the ammonium in urea and manure. The ability of zeolite to absorb ammonium prevents the formation of ammonia gas, which generates the odor.

  -Gas Separation. Zeolite has been used for some time to separate gases, to re-oxygenate downstream water from sewage plants, smelters, pulp and paper plants, and fish ponds and tanks, and to remove carbon dioxide, sulfur dioxide and hydrogen sulfide from methane generators as organic waste, sanitary landfills, municipal sewage systems and animal waste treatment facilities.

  -Animal Nutrition. Feeding up to 2% zeolite increases growth rates, decreases conversion rates, prevents worms, and increases longevity.

  -Miscellaneous Uses. Other uses include catalysts, petroleum refining, building applications, solar energy and heat exchange, desiccants, pellet binding, horse and kitty litter, floor cleaner and carriers for insecticides, pesticides and herbicides.

ENVIRONMENTAL  MATTERS

Our exploration, development and production programs conducted in the United States are subject to local, state and federal regulations regarding environmental protection. Some of our production and mining activities are conducted on public lands. We believe that our current discharge of waste materials from our processing facilities is in material compliance with environmental regulations and health and safety standards. The U.S. Forest Service extensively regulates mining operations conducted in National Forests. Department of Interior regulations cover mining operations carried out on most other public lands. All operations by us involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by federal, state and local governmental authorities. We may be required to prepare and present to the authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. Any changes to our reclamation and remediation plans, which may be required due to changes in state or federal regulations, could have an adverse effect on our operations. The range of reasonably possible loss in excess of the amounts accrued, by site, cannot be reasonably estimated at this time.

We accrue environmental liabilities when the occurrence of such liabilities is probable and the costs are reasonably estimable. The initial accruals for all our sites are based on comprehensive remediation plans approved by the various regulatory agencies in connection with permitting or bonding requirements. Our accruals are further based on presently enacted regulatory requirements and adjusted only when changes in requirements occur or when management revises its estimate of costs required to comply with existing requirements. As remediation activity has physically commenced, management has been able to refine and revise its estimates of costs required to fulfill future environmental tasks based on contemporaneous cost information, operating experience, and changes in regulatory requirements. In instances where costs required to complete our remaining environmental obligations are clearly determined to be in excess of the existing accrual, we have adjusted the accrual accordingly. When regulatory agencies require additional tasks to be performed in connection with our environmental responsibilities, we evaluate the costs required to perform those tasks and adjust our accrual accordingly as the information becomes available. In all cases, however, our accrual at year-end is based on the best information available at that time to develop estimates of environmental liabilities.

Yankee  Fork  Mill  Site.

During 2003, USAC spent $27,397 and essentially finished the bulk of the reclamation work at the Yankee Fork mill site. In essence most of the work was completed during 2003. During 2004 leach residue must be neutralized, moved by truck and covered; some rolling stock must be removed, remaining dirt work must be completed, and water monitoring must continue. At December 31, 2003, we have accrued $45,000 for the remaining activities.

Antimony  Processing  Site.

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site"). Under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality, we performed substantial environmental reclamation activities during 1999 and 2000. The regulatory agencies require that we line a storm water pond and construct a water treatment facility and thus fulfill the majority of our environmental responsibilities at the Stibnite Hill Mine site. At December 31, 2003, we have accrued $150,000, most of which is classified as current for our antimony site reclamation activities.

Yellow  Jacket  Mine.

During 2002, we received notification from the U.S. Forest Service outlining only minor tasks to be performed during the 2003 field season. The Forest Service complimented our to-date reclamation efforts, characterizing the site as a potential "showcase for the mining industry." At December 31, 2003 we have $6,000 accrued for the remaining reclamation activities.

BRZ.

During 2001, we recorded a reclamation accrual for our Bear River Zeolite subsidiary, based on an analysis performed by management and reviewed and approved by regulatory authorities for environmental bonding purposes. The accrual of $7,500 represents the Company's estimated costs of reclaiming, in accordance with regulatory requirements, the acreage disturbed by our zeolite operations and remains unchanged at December 31, 2003.

General.

Reclamation activities at the Yellow Jacket Mine and the Thompson Falls Antimony Plant have proceeded informally under supervision of the U.S. Forest Service and applicable State Departments of Environmental Quality. We have complied with regulators' requirements and do not expect the imposition of substantial additional requirements.

We have posted cash performance bonds with a bank and the U.S. Forest Service in connection with our reclamation activities. In 2002 and 2001, the U.S. Forest Service released a substantial portion of the environmental bonding funds that had been deposited for remediation of the Yellow Jacket Mine.

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2003. We have made significant reclamation and remediation progress on all our properties over the past three years and have complied with regulatory requirements in our environmental remediation efforts. The change in amounts accrued for environmental remediation activities during the years ended December 31, 2002 and 2003


                             YANKEE FORK    THOMPSON FALLS    YELLOW JACKET    BEAR RIVER
                              MILL SITE      ANTIMONY PLANT    MINE             ZEOLITE       TOTAL

Balance December 31, 2001  $     57,028   $       151,510   $        9,125   $     7,500   $225,163
Less: Reclamation Costs .       (39,096)           (6,960)          (4,560)                 (50,616)
Adjustment of Accrued
Remediation Costs . . . .        22,068                                                      22,068
                           -------------  ----------------  --------------   -----------   --------
Balance December 31, 2002  $     40,000   $       144,550   $        4,565   $     7,500   $196,615
Less: Reclamation Costs .       (22,397)           (2,683)                                  (25,080)
Adjustment of Accrued
Remediation Costs . . . .        27,397             8,133            1,435                   36,965
                           -------------  ----------------  ---------------  ------------  --------
Balance December 31, 2003  $     45,000   $       150,000   $        6,000   $     7,500   $208,500
                           =============  ================  ===============  ============  ========



EMPLOYEES

As of December 31, 2003, we employed 30 full-time employees. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement.

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

ZEOLITE  DIVISION

We own 100% of Bear River Zeolite Company ("BRZ"), an Idaho corporation incorporated on June 1, 2000. BRZ has entered into a mining lease with Webster Farm, L.L.C. The lease entitles BRZ to surface mine and process zeolite on property located in Preston, Idaho in exchange for a royalty payment. The royalty is a percentage of the unprocessed ore sale price, which varies between 8%-13%. The minimum annual royalty during the first five years is $1,000. The royalty is also payable on zeolite mined on adjacent Bureau of Land Management ("BLM"), ground on which BRZ has located five additional BLM claims, if BRZ accesses those claims across the leased property. We are also subject to a 3% royalty on all gross zeolite sales, payable to a company controlled by Al Dugan, a major shareholder and an affiliate. BRZ has constructed a processing plant on the property.

ITEM  3.  LEGAL  PROCEEDINGS

We  are  not  a  party  to  any  pending  legal  proceeding.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Currently, our common stock is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "UAMY." The following table sets forth the range of high and low bid prices as reported by the OTCBB for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.



           2002        HIGH   LOW
      --------------  -----  -----
      First Quarter.  $0.29  $0.12
      Second Quarter   0.23   0.12
      Third Quarter.   0.23   0.15
      Fourth Quarter   0.22   0.15

          2003         HIGH   LOW
      --------------  ----- ------
      First Quarter.  $0.24  $0.14
      Second Quarter   0.33   0.13
      Third Quarter.   0.26   0.16
      Fourth Quarter   0.26   0.14



The approximate number of record holders of our common stock at March 27, 2004 is 2,642.

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

RESULTS  OF  OPERATIONS

The Company reported a net loss of $798,634 in 2003 compared to a net loss of $360,389 during 2002. The increase in the loss during 2003 was the result of decreased antimony sales and increased general and administrative expenses.

Total revenues from antimony product sales for the year ended December 31, 2003, were $2,742,419 compared with $3,274,007 for 2002, a decrease of $531,588.
Sales of antimony products during the year ended December 31, 2003 consisted of 2,166,691 pounds at an average sale price of $1.27 per pound. During the year ended December 31, 2002, sales of antimony products consisted of 3,479,394 pounds at an average sale price of $0.94 per pound. The decrease in the amount of pounds sold during 2003 is greatly due to the Company's Chinese competitors offering antimony oxide at sales prices less than the Company's cost of production, resulting in the loss of customers to our competitors. Combined cash costs of antimony production and freight and delivery were $2,403,070 or $1.11 per pound sold, for the year ended December 31, 2003, as compared to cash costs of antimony production and freight and delivery of $2,873,096, or $0.83 per pound sold for the year ended December 31, 2002. The increase in cash costs per pound is partially due to an increase in production costs due to increased propane prices and freight and delivery costs. Additionally, with fewer pounds of Antimony products being sold, the fixed costs per pound of antimony produced increased in 2003. Depreciation expense in the Antimony division was $41,288 during 2003 compared to $42,991 during 2002. The decrease in depreciation expense was due to depreciable antimony processing equipment nearing the end of its useful lives.

Sales of zeolite products were $479,331, with associated cash cost of sales including freight and delivery costs of $529,397 during the year ended December 31, 2003, compared to sales of $199,890 and cash cost of sales including freight and delivery costs of $265,390 during 2002. This represents an increase of 140% from 2002 to 2003. The tons shipped in 2003 were 4,526 tons compared to 2,054 tons in 2002, an increase of 120%. Depreciation expense was $55,254 for BRZ during 2003, compared to $41,071 during 2002. The increase in depreciation expense during 2003 was due to more depreciable assets placed in service during 2003.

During the year ended December 31, 2003, the Company incurred general and administrative expenses totaling $212,689 associated with BRZ compared to $86,658 during 2002, the increase was due to increased sales effect of zeolite products.

Reclamation at Yellow Jacket is essentially complete. Yankee Fork Mill Site reclamation was $27,397 in 2003 compared to $22,068 in 2002. Water monitoring and the disposal of certain materials are among the Company's final responsibilities at Yankee Fork. The Company believes it is nearing the end of its reclamation work at Yankee Fork.

Antimony general and administrative expenses were $434,563 during the year ended December 31, 2003, compared to $327,936 during the year ended December 31, 2002. The increase in general and administrative expenses from 2002 to 2003 is due to an increase in consulting and other fees associated with the Company's financing activities and its annual meeting of shareholders held in 2003.

BRZ sales expenses increased to $70,589 in 2003 from $62,654 in 2002, the increase was due to increased production and marketing of zeolite in 2003. Antimony sales expenses were $67,818 during the year ended December 31, 2003, compared to $80,397 during the year ended December 31, 2002. The decrease in antimony sales expenses during 2002 was primarily related to fewer sales commissions paid to independent brokers for our products during 2003.

Interest expense was $82,855 during the year ended December 31, 2003 and was comparable to interest expense of $80,462 incurred during the year ended December 31, 2002. We expect our interest expense to increase during 2004 due to the sale of a secured convertible note payable.

During 2002, we adjusted our investment in USAMSA to recognize an impairment of its value. The adjustment reduced our carrying value in USAMSA by $60,526. No such adjustment was made during 2003, except to absorb our share of USAMSA's 2003 operating loss.

Accounts receivable factoring expense was $106,175 during the year ended December 31, 2003 compared to factoring expense incurred during the year ended
December 31, 2002 of $94,765. The increase was due to increased borrowing activities with the Company's factoring agents. Interest income and other income increased to $10,711 during the year ended December 31, 2003, from $3,728 during the same period of 2002, due to an increase in other miscellaneous income in 2003.

During 2002, the sale of a 3% gross sales royalty in BRZ to a Company controlled by Al Dugan resulted in revenue of $200,000. No similar BRZ royalty sales occurred in 2003.

FINANCIAL  CONDITION  AND  LIQUIDITY

At December 31, 2003, Company assets totaled $1,005,050, and there was a stockholders' deficit of $1,692,337. In addition, at December 31, 2003, the Company's total current liabilities exceeded its total current assets by $1,676,612. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in our 2003 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic, there can be no assurance that the Company will be able to sustain profitable operations and meet its financial obligations.

Other  significant  financial  commitments  for  future  periods  will  include:

  -Servicing  notes  payable  to  bank.
  -Paying  delinquent  property  and  payroll  tax  liabilities  and accounts payable.
  -Fulfilling  responsibilities  with  environmental,  labor  safety  and securities  regulatory  agencies.
  -Keeping current with the interest payment requirements of the secured convertible and convertible notes payable.

Cash used by operating activities during 2003 was $449,459, and resulted primarily from the twelve month loss of $798,634 as adjusted by increasing accounts payable and related party payables, non-cash effects of depreciation and amortization, and changes in other current assets and liabilities.

Cash used by investing activities during the year ended December 31, 2003 was $121,437, all of which related to the construction and purchases of capital assets used at the Bear River Zeolite facility.

The Company was able to fund its operating loss and its acquisition of plant and equipment during the year ended December 31, 2003, from net cash provided from financing activities of $570,896; including $345,000 generated from sales of unregistered common stock and warrants, and proceeds from a secured convertible note payable of $250,000.

The Company hopes that it will have additional financial resources from increasing gross profits from its antimony business and sales of zeolite from BRZ.

ITEM  7.     FINANCIAL  STATEMENTS

The consolidated financial statements of the registrant are included herein on pages F1-F22.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  8-A.  CONTROLS  AND  PROCEDURES

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

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of directors and executive officers at December 31, 2003, are as follows:



                                               Affiliation
            Name                     Age          with us                          Expiration of Term
        -----------               ------      --------------                       ------------------

      John C. Lawrence. . . . . .    65       Chairman, President, Secretary,        Annual meeting
                                              and Treasurer; Director
      Robert A. Rice. . . . . . .    79       Director                               Annual meeting
      Leo Jackson . . . . . . .      62       Director                               Annual meeting


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

Board  Meetings and Committees.  Our Board of Directors held twelve (12) regular
------------------------------
meetings during the 2003 calendar year. Each incumbent director attended at least 75% of the meetings held during the 2003 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member. Our Board of Directors does not have a Compensation Committee, or a Nominating Committee.

Our Board of Directors has established an Audit Committee consisting of one member (Robert A. Rice) of the Board of Directors not involved in our day-to-day financial management. Mr. Rice is not considered a financial expert; the Company does not have the necessary capital resources to attract and retain an independent financial expert to serve on its Audit Committee.

Board Member Compensation.  We paid directors' fees in the form of 26,000 shares
-------------------------
of  our  Series  D  Preferred  Stock  per  director  during  2003.

Section  16(a)  Beneficial Ownership Reporting Compliance.  Section 16(a) of the
---------------------------------------------------------
Securities Exchange Act of 1934 requires our directors and executive officers and the holders of 10% or more of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of our common stock are required by the regulation to furnish us with copies of all Section 16(a) forms they have filed.

Based solely on our review of copies of Forms 3, 4, and 5 furnished to us, Mr. Lawrence timely filed Form 4 reports during 2002. We do not know if Mr. Rice and Mr. Jackson timely filed Form 4 or Form 5 reports during 2003. We do not know if Al W. Dugan, a shareholder who became a 10% beneficial owner during 2000, timely filed Form 3, or Form 4, or Form 5 reports during 2003.

Code of  Ethics
---------------

The Company has adopted a Code of Ethics that applies to the Company's executive officers and its directors. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at: United States Antimony Corporation, P.O. Box 643, Thompson Falls, MT 59873.

ITEM  10.  EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION  TABLE

The Securities and Exchange Commission requires the following table setting forth for fiscal years ending December 31, 2003, 2002 and 2001; the compensation paid by USAC to its principal executive officer.


                                          ANNUAL COMPENSATION                            LONG-TERM COMPENSATION

                                                                                       AWARDS               PAYOUTS
                                                                             ----------------------- -----------------------
                                                                             Restricted   Securities
                                                            Other Annual      Options/    Underlying All Other    All Other
Name and Principal Position   Year     Salary     Bonus   Compensation (1)    Awards (2)   LTIP SARs  Payouts   Compensation
---------------------------  ------  ---------   -------  ---------------    -----------  ---------- --------  -------------
John C. Lawrence, President   2003    $ 96,000     N/A       $ 5,538            $ 2,400      None      None         None
John C. Lawrence, President   2002    $ 96,000     N/A       $ 5,538            $ 2,400      None      None         None
John C. Lawrence, President   2001    $ 96,000     N/A       $ 5,538            $     0      None      None         None



(1) Represents  earned  but  unused  vacation.
(2) These figures represent the fair values, as of the date of issuance, of the annual director's fee payable to Mr. Lawrence in the form of shares of USAC's Series D Preferred stock or restricted Common Stock.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 27, 2004, by (i) each person who is known by us to beneficially own more than 5% of our Series A, C, and D preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643,
1250  Prospect  Creek  Road,  Thompson  Falls,  Montana  59873.


                                      NAME AND ADDRESS OF            AMOUNT AND NATURE OF   PERCENT OF
TITLE OF CLASS . . . . . . . . . . .  BENEFICIAL OWNER(1)            BENEFICIAL OWNERSHIP   CLASS(1)
------------------------------------  -----------------------------  ---------------------  -----------
Common stock . . . . . . . . . . . .  The Maguire Family and                  1,406,898(2)         5.0%
                                      related entities as a group
                                      c/o Walter L. Maguire, Sr.
                                      P.O. Box 129
                                      Keller, VA 23401
Common stock . . . . . . . . . . . .  The Dugan Family                        8,795,625(4)        26.4
                                      c/o A. W. Dugan
                                      1415 Louisiana Street, Suite 3100
                                      Houston, TX 77002
Preferred Series A . . . . . . . . .  A. Gordon Clark, Jr.                        4,500(7)       100.0
stock. . . . . . . . . . . . .        2 Musket Trail
                                      Simsbury, CT 06070
Preferred Series C . . . . . . . . .  Walter L. Maguire, Sr.                     49,091(7)        27.6
stock. . . . . . . . . . . . . . . .  P.O. Box 129
                                      Keller, VA 23401
Preferred Series C . . . . . . . . .  Richard A. Woods                           48,305(7)        27.2
stock. . . . . . . . . . . . . . . .  59 Penn Circle West
                                      Penn Plaza Apts.
                                      Pittsburgh, PA 15206

                                          13
                                      NAME AND ADDRESS OF. . . . .   AMOUNT AND NATURE OF    PERCENT OF
TITLE OF CLASS . . . . . . . . . . .  BENEFICIAL OWNER(1)            BENEFICIAL OWNERSHIP    CLASS(1)
------------------------------------  -----------------------------  ---------------------   -----------

Preferred Series C . . . . . . . . .  Dr. Warren A. Evans                        48,305(7)        27.2
stock. . . . . . . . . . . . . . . .  69 Ponfret Landing Road
                                      Brooklyn, CT 06234
Preferred Series C . . . . . . . . .  Edward Robinson                            32,203(7)        18.1
stock. . . . . . . . . . . . . . . .  1007 Spruce Street 1st Floor
                                      Philadelphia, PA 19107
Preferred Series D . . . . . . . . .  Gary D. Babbitt                           475,000(5) (7)    22.5
                                      877 W. Main Street, Suite 1000
                                      Boise, ID 83702
Common stock . . . . . . . . . . . .  John C. Lawrence                        3,836,653(3)        12.8
Common stock . . . . . . . . . . . .  Robert A. Rice                            214,791           Nil
Common stock . . . . . . . . . . . .  Leo Jackson                                56,700           Nil
Preferred Series D . . . . . . . . .  John C. Lawrence                        2,551,070(6) (7)    88.7
Preferred Series D . . . . . . . . .  Robert A. Rice                             50,000            2.7
Preferred Series D . . . . . . . . .  Leo Jackson                                50,000            2.7
------------------------------------  -----------------------------  ---------------------  -----------
Common stock and
Series D Preferred Stock . . . . . .  All directors and executive officers as a group
                                      (3 persons). . . .                      6,759,214           20.6
                                                                             ----------          ------

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 27, 2004 are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 28,114,288 shares of common stock, 4,500 shares of Series A Preferred Stock, 177,904 shares of Series C Preferred Stock, and 1,863,672 shares of Series D Preferred Stock outstanding on March 27, 2004.

(2) Includes 1,007,843 shares owned by the Maguire Foundation; 129,000 shares owned by Walter L. Maguire, Sr.; 45,500 shares owned by Walter L. Maguire, Trustee; and 224,555 shares owned by Walter L. Maguire, Jr. Excludes 1,003,409 shares owned by the 1934 Maguire Trust.

(3) Includes 2,086,653 shares of common stock and 1,750,000 stock purchase warrants issuable through the conversion of a convertible note payable. Excludes 75,000 shares owned by Mr. Lawrence's sister, as to which Mr. Lawrence disclaims beneficial ownership.

(4) Includes 1,823,767 shares owned by Al W. Dugan; and 1,876,449 shares, in the aggregate, owned by companies owned and controlled by Al W. Dugan; and 5,095,404 stock purchase warrants and shares issuable through the conversion of a secured convertible note payable. Excludes 183,333 shares owned by Lydia Dugan as to which Mr. Dugan disclaims beneficial ownership.

(5) Includes  warrants  to  purchase  250,000  shares  of Series D Preferred
Stock.

(6) Includes 1,538,672 shares of Series D preferred stock and warrants to purchase 1,012,398 shares of Series D Preferred Stock.

(7) The outstanding Series A, Series C and Series D preferred shares carry voting rights.

ITEM  12.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Described below are transactions during the last two years to which we are a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners has a direct or indirect material interest. See also transactions described in notes 4, 7, 9, 11 and 12 to our Financial Statements as of December 31, 2003.

-Leo Jackson, a director, is a principal owner and president of Production Minerals, Inc., a company which indirectly owns 25% of the stock of USAMSA. We own 50% of the stock of USAMSA.

-During 2003, the Company issued 111,185 warrants to purchase shares of Series D preferred stock to John C. Lawrence, the Company's president and a director, for his assistance in procuring equipment financing. The warrants are exercisable at $0.30 per share and expire in 2008.

-We reimburse John C. Lawrence, a director and Chief Executive Officer, for operational and maintenance expenses incurred in connection with our use of equipment owned by Mr. Lawrence, including welding trucks, backhoes, and an aircraft. Reimbursements for 2003 and 2002 totaled $52,125 and $56,481, respectively, in addition, we accrued interest expense of $7,795 and $13,688 on net advances due Mr. Lawrence, for the years ended December 31, 2003 and 2002, respectively.

-At December 31, 2003 and 2002, we owed legal fees in the amount of $149,971 and $140,018, respectively, to an outside law firm in which Gary D.
Babbitt,  formerly  a  director,  is  a  partner.

-During 2003, the Company issued 26,000 shares of its Series D preferred stock to each member of its Board of Directors as compensation for their services as directors. In connection with the issue, the Company recorded $7,800 in director compensation based on an aggregate of 78,000 Series D shares issued.

-In June 2003, the Company issued 201,000 shares of Series D preferred stock and 200,000 Series D preferred stock purchase warrants to Gary D. Babbitt, a former director, for his consulting services. In connection with the issue to Mr. Babbitt, the Company recognized $20,100 of consulting expense based upon its estimated value of the services rendered and shares issued. During 2002, we issued Mr. Babbitt 24,000 shares of Series D preferred stock for his services rendered.

-In September 2003, the Company issued John C. Lawrence, the Company's president and a director, 100,000 shares of Series D preferred stock for his help in financing the Company's operations. In connection with this issue, the Company recorded $15,000 of compensation expense based on its estimated value of the shares issued.

-During 2003, the Company sold a $250,000 secured convertible note payable to a company controlled by Al Dugan, a major shareholder. In connection with the sale Mr. Dugan received 2,000,000 stock purchase warrants excercisable at $0.20 per share until December 22, 2008.

-During 2003, the Company cancelled 1,388,672 shares of its common stock and re-issued an equal amount of Series D preferred stock to John C. Lawrence, the Company's president and a director.

-During 2003, John C. Lawrence, the Company's president and a director converted $100,000 of current debt due him into a convertible long-term note payable. In connection with the sale Mr. Lawrence received 1,000,000 stock purchase warrants excercisable at $0.20 per share until December 22, 2007.

-During 2002, the Company issued 250,000 warrants to purchase shares of Series D preferred stock to Gary D. Babbitt, for legal services rendered. The warrants are excercisable at $0.20 per share and expire in 2005 and 2007.

-During 2002, the Company issued 151,213 warrants to purchase shares of Series D preferred stock to John C. Lawrence in exchange for his warrants to purchase 151,213 shares of the Company's common stock. The warrants are excercisable at $0.20 per share and expire in 2005 and 2007.

-During 2002, the Company sold a 3% gross proceeds royalty on all zeolite extracted from BRZ to Delaware Royalty Company, Inc., a company controlled by Al Dugan, a major shareholder. The Company received $200,000 from the sale of the royalty interest. During the years ended December 31, 2003 and 2002, the Company paid Delaware Royalty Company, Inc. $11,575 and $705 in royalties, respectively.

-Included in the sale of the Company's common stock and common stock warrants during 2003, were 333,334 shares of common stock and 333,334 common stock purchase warrants sold to companies controlled by directors or immediate family members of directors of the Company.

-During 2002, we issued 750,000 Series D Preferred Stock warrants to our president, John C. Lawrence in consideration of his advances made to the Company. The warrants expire in September of 2007, and are exercisable at $0.20 per share.

-On March 20, 2002 we sold Al W. Dugan, a major shareholder, 50,000 shares of our common stock and agreed to issue warrants to purchase 50,000 shares of common stock, for $0.20 per share or $10,000. The warrants are exercisable at $0.30 per share.

-During the fourth quarter of 2002, the Company issued each of its three directors, 24,000 shares of Series D Preferred Stock for their services as directors.

-On February 12, 2002 we sold Al W. Dugan, a major shareholder, 250,000 shares of our common stock and agreed to issue warrants to purchase 250,000 shares of common stock, for $0.20 per share or $50,000. The warrants are exercisable at $0.30 per share.

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

4.01 Key Employees 2000 Stock Plan, filed as an exhibit to USAC's Form S-8 Registration Statement filed on March 10, 2000 (File No.333-32216) is incorporated herein by this reference.

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

10.31 Warrant  Issue-Al  W.  Dugan

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

10.36 Warrant  Issue-Carlos  Tejada

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

10.47 Bear  River  Zeolite Company Royalty Agreement, dated May 29,  2002

10.48 Grant  of  Production  Royalty,  dated  June  1,  2002

10.49 Assignment of Common Stock of Bear River Zeolite Company, dated
May  29,  2002

10.50 Agreement  to  Issue  Warrants of USA, dated May 29, 2002

10.51 Secured convertible note payable Delaware Royalty Company dated December 22, 2003*

10.52 Convertible note payable John C. Lawrence dated December 22, 2003*

10.53 Pledge, Assignment and Security Agreement dated December 22, 2003*

10.54 Note  Purchase  Agreement  dated  December  22,  2003*

21.01 Subsidiary  of  USAC*

14.0 Code  of  Ethics*

31.1 Rule  13a-14(a)/15d-14(a)  Certifications
     Certification  of  John  C.  Lawrence*

32.1 Section  1350  Certifications
     Certification  of  John  C.  Lawrence*

44.1 CERCLA Letter from U.S. Forest Service filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference and filed as an exhibit to USAC's Form 10-KSB for the year ended December 31, 1995 (File No. 1-8675) is incorporated herein  by  this  reference.
______________________
*    Filed  herewith.

Reports  on  Form  8-K
Item  5.     Other  Events  -  October  10,  2003.

EXHIBIT  21.01

SUBSIDIARY  OF  REGISTRANT,  AS  OF  DECEMBER  31,  2003
Bear  River  Zeolite  Company
C/o  Box  643
Thompson  Falls,  MT  59873

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The Company's Board of Directors and audit committee reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2003 were pre-approved by the Board of Directors and its audit committee.


AUDIT  FEES

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $44,300 and $40,700, respectively, net of expenses.

AUDIT-RELATED  FEES

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX  FEES

The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2003 and 2002 were $2,600 and $2,335 respectively.

ALL  OTHER  FEES

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for products and services provided by DeCoria, Maichel & Teague P.S.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange
    Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)


                       By:/s/ John C. Lawrence Date: April 8, 2004
                          -------------------------------
                      John C. Lawrence, President, Director
                         and Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                       By:/s/ John C. Lawrence Date: April 8, 2004
                          -------------------------------
                    John C. Lawrence, Director and President
                 (Principal Executive, Financial and Accounting
                                    Officer)


                          By:/s/ Leo Jackson Date: April 12, 2004
                               --------------------------
                              Leo Jackson, Director


                         By:/s/ Robert A. Rice Date: April 12, 2004
                            ----------------------------
                            Robert A. Rice, Director

Exhibit  31.1

                                  CERTIFICATION

I,  John  C.  Lawrence,  certify  that:

(1) I have reviewed this annual report on Form 10-KSB of United States Antimony Corporation.

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's Board of Directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 8, 2004
/s/  John  C.  Lawrence
John  C.  Lawrence,  President,  and  Chief  Executive  Officer

Exhibit  32.1

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, John C. Lawrence, director and president of United States Antimony Corporation (the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Annual Report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: April 8, 2004
/s/  John  C.  Lawrence
-----------------------
John  C.  Lawrence
President  and  Director

                                                                   DeCoria,
                                                                   Maichel
                                                                   & Teague P.S.





REPORT  OF  INDEPENDENT  ACCOUNTANTS



To the Board of Directors and Stockholders of United States Antimony Corporation

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and its subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and its subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


/s/DeCoria, Maichel & Teague P.S.

DeCoria,  Maichel  &  Teague  P.S.
Spokane,  Washington

February  13,  2004

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  BALANCE  SHEETS
December  31,  2003  and  2002



                                                                                        2003           2002
                                                      ASSETS
Current assets:
  Accounts receivable, less allowance
    for doubtful accounts of $30,000. . . . . . . . . . . . . . . . . . . . . . .  $     51,081   $    106,971
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       153,053        123,307
                                                                                   -------------  -------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .       204,134        230,278

Investment in USAMSA, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,913         18,625
Properties, plants and equipment, net . . . . . . . . . . . . . . . . . . . . . .       554,311        529,416
Restricted cash for bank note payable . . . . . . . . . . . . . . . . . . . . . .       105,649        102,022
Restricted cash for reclamation bonds . . . . . . . . . . . . . . . . . . . . . .        99,043         91,186
Deferred financing costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        30,000
                                                                                   -------------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,005,050   $    971,527
                                                                                   =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Checks issued and payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     87,927   $     53,641
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       909,696        783,799
  Accrued payroll and property taxes. . . . . . . . . . . . . . . . . . . . . . .       197,761        280,247
  Accrued payroll and other . . . . . . . . . . . . . . . . . . . . . . . . . . .        88,085         85,838
  Judgment payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        53,130         49,780
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,645         18,663
  Payable to related parties. . . . . . . . . . . . . . . . . . . . . . . . . . .       232,111        202,625
  Stock subscriptions payable . . . . . . . . . . . . . . . . .                . . . . . . . . .        35,000
  Notes payable to bank, current. . . . . . . . . . . . . . . . . . . . . . . . .       144,391        266,284
  Accrued reclamation costs, current. . . . . . . . . . . . . . . . . . . . . . .       151,000         44,565
                                                                                   -------------  -------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .     1,880,746      1,820,442

Secured convertible and convertible notes payable . . . . . . . . . . . . . . . .       350,000
Notes payable to bank, noncurrent . . . . . . . . . . . . . . . . . . . . . . . .       409,141        345,638
Accrued reclamation costs, noncurrent . . . . . . . . . . . . . . . . . . . . . .        57,500        152,050
                                                                                   -------------  -------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,697,387      2,318,130
                                                                                   -------------  -------------

Commitments and contingencies (Notes 1 and 15)

Stockholders' deficit:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized:
      Series A: 4,500 shares issued and outstanding
        (liquidation preference $123,750 at December 31, 2003). . . . . . . . . .            45             45
      Series B: 750,000 shares issued and outstanding
        (liquidation preference $825,000 at December 31, 2003). . . . . . . . . .         7,500          7,500
      Series C: 177,904 shares issued and outstanding
        (liquidation preference $97,847 at December 31, 2003) . . . . . . . . . .         1,779          1,779
      Series D: 1,863,672 and 96,000 shares issued and outstanding, respectively
        (liquidation preference $4,659,180 at December 31, 2003). . . . . . . . .        18,636            960
  Common stock, $0.01 par value, 50,000,000 and 30,000,000 shares authorized;
    28,114,288 and 27,027,959 shares issued and outstanding, respectively . . . .       281,143        270,279
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .    17,387,970     16,963,610
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (19,389,410)   (18,590,776)
                                                                                   -------------  -------------
          Total stockholders' deficit . . . . . . . . . . . . . . . . . . . . . .    (1,692,337)    (1,346,603)
                                                                                   -------------  -------------
          Total liabilities and stockholders' deficit . . . . . . . . . . . . . .  $  1,005,050   $    971,527
                                                                                   =============  =============

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
For  the  years  ended  December  31,  2003  and  2002


                                                  2003          2002

Revenues:
  Sales of antimony products and other. .  $ 2,742,419   $ 3,274,007
  Sales of zeolite products . . . . . . .      479,331       199,890
                                           ------------  ------------
                                             3,221,750     3,473,897
                                           ------------  ------------

Cost of sales (exclusive of depreciation, as separately stated):
  Cost of antimony production . . . . . .    2,140,714     2,541,657
  Antimony depreciation . . . . . . . . .       41,288        42,991
  Antimony freight and delivery . . . . .      262,356       331,439
  Cost of zeolite production. . . . . . .      447,772       242,961
  Zeolite depreciation. . . . . . . . . .       55,254        41,071
  Zeolite freight and delivery. . . . . .       81,625        22,429
                                           ------------  ------------
                                             3,029,009     3,222,548
                                           ------------  ------------

Gross profit. . . . . . . . . . . . . . .      192,741       251,349
                                           ------------  ------------

Other operating expenses:
  Yankee Fork Mill site reclamation . . .       27,397        22,068
  Antimony general and administrative . .      434,563       327,936
  Antimony sales expenses . . . . . . . .       67,818        80,397
  Zeolite general and administrative. . .      212,689        86,658
  Zeolite sales expenses. . . . . . . . .       70,589        62,654
                                           ------------  ------------
                                               813,056       579,713
                                           ------------  ------------
Other (income) expense:
  Interest expense. . . . . . . . . . . .       82,855        80,462
  USAMSA impairment adjustment. . . . . .                     60,526
  Factoring expense . . . . . . . . . . .      106,175        94,765
  Interest income and other . . . . . . .      (10,711)       (3,728)
  Zeolite royalty sale. . . . . . . . . .                   (200,000)
                                           ------------  -----------
                                               178,319        32,025
                                           ------------  ------------

Net loss. . . . . . . . . . . . . . . . .  $  (798,634)  $  (360,389)
                                           ============  ============

Net loss per share of common stock. . . .  $     (0.03)  $     (0.01)
                                           ============  ============

Basic weighted average shares outstanding   27,175,607    26,907,102
                                           ============  ============



   The accompanying notes are an integral part of these financial statements.
                                       F-3

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  DEFICIT
For  the  years  ended  December  31,  2003  and  2002



                                              TOTAL
                                        PREFERRED STOCK         COMMON STOCK       ADDITIONAL PAID    ACCUMULATED
                                        SHARES    AMOUNT     SHARES      AMOUNT       IN CAPITAL        DEFICIT        TOTAL
                                       ---------  -------  -----------  ---------  ----------------  -------------  ------------

Balances, December 31, 2001              932,404  $ 9,324  26,156,959   $261,569   $     16,791,610  $(18,230,387)  $(1,167,884)

Issuance of common stock
 and warrants for cash                                        871,000      8,710            163,360                     172,070

Issuance of Series D preferred stock
 to directors for services                96,000      960                                     8,640                       9,600

Net loss                                                                                                 (360,389)     (360,389)
                                      ----------  -------   ---------   ---------       -----------  -------------  ------------

Balances, December 31, 2002            1,028,404   10,284  27,027,959    270,279         16,963,610   (18,590,776)   (1,346,603)

Issuance of common stock
 and warrants for cash                                      2,300,001     23,000            322,000                     345,000

Issuance of common stock
 and warrants for common stock
 subscriptions payable                                        175,000      1,750             33,250                      35,000

Issuance of Series D preferred stock
 to directors and others for services    379,000    3,790                                    39,110                      42,900

Common stock warrants issued
 with secured convertible and
 convertible notes payable                                                                   30,000                      30,000

Common stock cancelled
 and re-issued as Series D
 preferred stock                       1,388,672   13,886  (1,388,672)   (13,886)

Net loss                                                                                                 (798,634)     (798,634)
                                      ----------  -------   ---------   ---------       -----------  -------------  ------------
Balances, December 31, 2003            2,796,076  $27,960  28,114,288   $281,143   $     17,387,970  $(19,389,410)  $(1,692,337)
                                       =========  =======  ===========  =========  ================  =============  ============


     The accompanying notes are an integral part of these financial statements.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
For  the  years  ended  December  31,  2003  and  2002


                                                                     2003        2002

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $(798,634)  $(360,389)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . .     96,542      97,084
      Series D preferred stock issued to directors and officer     22,800       9,600
      Series D preferred stock issued for legal services . . .     20,100
      USAMSA impairment adjustment . . . . . . . . . . . . . .                 60,526
      Loss from unconsolidated investment. . . . . . . . . . .      6,712       3,200
      Change in:
        Accounts receivable. . . . . . . . . . . . . . . . . .     55,890      (1,887)
        Inventories. . . . . . . . . . . . . . . . . . . . . .    (29,746)      2,768
        Restricted cash for bank note payable. . . . . . . . .     (3,627)    (98,219)
        Restricted cash for reclamation bonds. . . . . . . . .     (7,857)     (3,636)
        Accounts payable . . . . . . . . . . . . . . . . . . .    125,897     159,212
        Accrued payroll and property taxes . . . . . . . . . .    (82,486)     23,927
        Accrued payroll and other. . . . . . . . . . . . . . .      2,247       3,048
        Judgment payable . . . . . . . . . . . . . . . . . . .      3,350       3,257
        Accrued interest payable . . . . . . . . . . . . . . .     (2,018)      4,023
        Payable to related parties . . . . . . . . . . . . . .    129,486      81,543
        Accrued reclamation costs. . . . . . . . . . . . . . .     11,885     (28,548)
                                                                ----------  ----------
          Net cash used by operating activities. . . . . . . .   (449,459)    (44,491)
                                                                ----------  ----------

Cash flows from investing activities:
  Purchase of properties, plants and equipment . . . . . . . .   (121,437)   (305,745)
                                                                ----------  ----------
          Net cash used by investing activities. . . . . . . .   (121,437)   (305,745)
                                                                ----------  ----------

Cash flows from financing activities:
  Proceeds from sale of common stock and warrants. . . . . . .    345,000     172,070
  Proceeds from issuance of common stock subscriptions payable                 35,000
  Principal payments on notes payable to bank, net . . . . . .    (58,390)
  Proceeds from notes payable to bank, net . . . . . . . . . .                150,646
  Proceeds from secured convertible note payable . . . . . . .    250,000
  Change in checks issued and payable. . . . . . . . . . . . .     34,286      (7,480)
                                                                ----------  ----------
          Net cash provided by financing activities. . . . . .    570,896     350,236
                                                                ----------  ----------
Net decrease in cash . . . . . . . . . . . . . . . . . . . . .          0           0
Cash, beginning of year. . . . . . . . . . . . . . . . . . . .          0           0
                                                                ----------  ----------
Cash, end of year. . . . . . . . . . . . . . . . . . . . . . .  $       0   $       0
                                                                ==========  ==========

Supplemental disclosures:
  Cash paid during the year for interest . . . . . . . . . . .  $  73,727   $  62,599
                                                                ==========  ==========

  Noncash financing activities:
    Common stock warrants issued with secured convertible
      and convertible notes payable. . . . . . . . . . . . . .  $  30,000
                                                                ==========
    Common stock and warrants issued for common stock
      subscriptions payable. . . . . . . . . . . . . . . . . .  $  35,000
                                                                ==========
    Conversion of payable to related parties to convertible
      note payable . . . . . . . . . . . . . . . . . . . . . .  $ 100,000
                                                                ==========
    Common stock cancelled and re-issued as Series D
      preferred stock. . . . . . . . . . . . . . . . . . . . .  $  13,866
                                                                ==========


UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.  BACKGROUND  OF  COMPANY  AND  BASIS  OF  PRESENTATION

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

During 2000, the Company formed a 75% owned subsidiary, Bear River Zeolite Company ("BRZ"), to mine and market zeolite and zeolite products from a mineral deposit in southeastern Idaho. In 2001, an operating plant was constructed at the zeolite site and zeolite production and sales commenced. During 2002, the Company acquired the remaining 25% of BRZ and continued to produce and sell zeolite products.

The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2003, the Company had negative working capital of approximately $1.68 million, an accumulated deficit of approximately $19.4 million, and a total stockholders' deficit of approximately $1.7 million. Additionally, the Company is delinquent on the payment of several current liabilities including payroll and property taxes totaling approximately
$138,000, accounts payable totaling approximately $600,000 including approximately $240,000 payable to law firms, a judgment payable to the Internal Revenue Service totaling approximately $53,000, and accrued interest payable totaling approximately $17,000. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

To improve the Company's financial condition, the following actions have been initiated or taken by management:

-During 2003 and 2002, the Company made progress in developing its zeolite product capabilities, and broadened its zeolite product line. The Company has been developing a sales and marketing force and attracting new zeolite customers.

-During the fourth quarter of 2003, the Company negotiated the sale of a $250,000 secured convertible note payable to a company controlled by a major shareholder of the Company. In addition, the Company was able to convert $100,000 of current debt owed to the Company's president into a longer term convertible note payable.

-During 2003, the Company sold an aggregate of 2,300,001 shares of its unregistered common stock and warrants for $345,000; during 2002, the Company sold an aggregate of 871,000 shares of its unregistered common stock and warrants for cash of $172,070. The Company will mostly likely continue to offer its stock for sale to finance its activities, there can be no assurances, however, the Company will be successful in selling its stock.

-The Company has curtailed certain labor and overhead costs and is considering the sale of certain of its land holdings in Sanders County, Montana in an effort to provide more operating capital.

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

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

2.     CONCENTRATIONS  OF  RISK

The Company purchases most of the raw antimony used in the production of its finished antimony products from Chinese producers through metal brokers. If the supply of antimony from China is reduced, it is possible that the Company's antimony product operations could be adversely affected. During the years ended December 31, 2003 and 2002, 56% and 40%, respectively, of the Company's antimony revenues were generated by sales to one customer. Subsequent to year-end, the Company terminated a sales agreement with its largest customer. Management expects gross sales to decrease in the short-term, but gross profit from remaining and future sales to increase overall. The ultimate outcome of this event is still uncertain, however.

During 2003, 18% and 14% of the Company's revenues generated from zeolite product sales were to one of two individual customers, respectively. During 2002, 55% of the Company's revenues generated from zeolite product sales were to an individual customer. The loss of the Company's "key" customers could adversely affect its business.

The Company's products are sold principally in the United States and, to a lesser extent, Canada.

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

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation
-----------------------------

The Company's consolidated financial statements include the accounts of Bear River Zeolite Company, a wholly owned subsidiary. Intercompany balances and transactions are eliminated in consolidation. The Company accounts for its investment interest in its 50% owned foreign entity, USAMSA, by the equity method.

Restricted  Cash
----------------

Restricted cash consists primarily of cash held for payment of delinquent payroll taxes, reclamation performance bonds, and security for a bank note payable. Restricted cash held for reclamation and as security for a bank note payable are held as certificates of deposit with reputable financial institutions.

Deferred  Financing  Costs
--------------------------

Deferred financing costs relating to secured convertible notes payable are amortized over the terms of the notes payable.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

Reclassifications
-----------------

Certain reclassifications have been made to the 2002 financial statements in order to conform to the 2003 presentation. These reclassifications have no effect on net loss, total assets or stockholders' deficit as previously reported.

Inventories
-----------

Inventories at December 31, 2003 and 2002, primarily consisted of antimony finished products, antimony metal and zeolite finished products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories.

Properties, Plants and  Equipment
-----------------------------------

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

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of SFAS No. 144 require that an impairment loss be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on the estimated fair value of the asset if the asset is expected to be held and used.

Management of the Company periodically reviews the net carrying value of all of its properties on a property-by-property basis. These reviews consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down.

Although management has made its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Income  Taxes
-------------

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

Reclamation  and  Remediation
-----------------------------

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

Revenue  Recognition
--------------------

Sales of antimony and zeolite products are recorded upon shipment and when title passes to the customer. The Company's sales agreements provide for no product returns or allowances.

Income  (Loss)  Per  Common  Share
----------------------------------

The Company accounts for its income (loss) per common share according to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants to purchase the Company's common stock and common stock issuable upon the conversion of notes payable, are excluded from the calculations when their effect is antidilutive.

Stock-Based  Compensation
-------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, requires companies to recognize stock-based expense based on the estimated fair value of employee stock options. Alternatively, SFAS No. 123 allows companies to retain the current approach set forth in APB Opinion 25, "Accounting for Stock Issued to Employees," provided that expanded footnote disclosure is presented. The Company has not adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, but provides the pro forma disclosure required when appropriate.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

New  Accounting  Pronouncements
-------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 has no impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 has no impact on the Company's financial statements.

In August 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9, and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of SFAS No. 147 are generally effective October 1, 2002. SFAS No. 147 has no impact on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 has no material effect on the Company's financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 will not have an impact upon initial adoption and is not expected to have a material impact on the Company's results of operations, financial position and cash flows.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

New  Accounting  Pronouncements,  Continued:
--------------------------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS No. 123 and currently believes that the adoption of SFAS No. 148 will not have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS No. 150 were initially required to become effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued FAS No. 150-3, deferring the effectiveness of SFAS No. 150 under certain circumstances. The Company has evaluated the impact of SFAS No. 150 to determine the effect it may have on its results of operations, financial position or cash flows and has concluded that the adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

4.     SALES  OF  ACCOUNTS  RECEIVABLE

The Company sells its accounts receivable to a financing company pursuant to the terms of a factoring agreement. According to the terms of the agreement, the receivables are sold with full recourse and the Company assumes all risks of collectibility. Accordingly, the Company's allowance for doubtful accounts receivable is based upon the expected collectibility of all trade receivables. The performance of all obligations and payments to the factoring company is personally guaranteed by John C. Lawrence, the Company's president and a director. As consideration for Mr. Lawrence's guarantee, the Company granted a mortgaged security interest to Mr. Lawrence collateralized by the Company's real and personal property.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

4.     SALES  OF  ACCOUNTS  RECEIVABLE,  CONTINUED:

The factoring agreement requires that the Company pay a financing fee equal to 2% of the face amount of receivables sold. Financing fees paid by the Company during the years ended December 31, 2003 and 2002 totaled $106,175 and $94,765, respectively. For the years ended December 31, 2003 and 2002, net accounts receivable of approximately $3.2 million and $3.3 million, respectively, were sold under the agreement. Proceeds from the sales were used to fund inventory purchases and operating expenses. The agreement is for a term of one year with automatic renewal for additional one-year terms. The Company's sales of accounts receivable qualify as sales under the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement 125."

5.     INVENTORIES

The major components of the Company's inventories at December 31, 2003 and 2002, were as follows:




                         2003      2002

  Antimony Metal. .  $ 31,824  $  7,406
  Antimony Oxide. .    71,680    93,456
  Sodium Antimonate       218     2,388
  Zeolite . . . . .    49,331    20,057
                     --------  --------
                     $153,053  $123,307
                     ========  ========

At December 31, 2003 and 2002, antimony metal consisted principally of recast metal from antimony-based compounds and metal purchased from foreign suppliers, respectively. Antimony oxide inventory consisted of finished product oxide held at the Company's plant or in independent warehouses throughout the United States. Sodium antimonite inventory consisted of dry finished product and wet raw materials, the majority of which were stored at the Company's antimony plant near Thompson Falls, Montana. The Company's zeolite inventory consists of salable zeolite material held at BRZ's Idaho mining and production facility.

6.     PROPERTIES,  PLANTS  AND  EQUIPMENT

The major components of the Company's properties, plants and equipment at December 31, 2003 and 2002 were as follows:


                                                   2003        2002

  Mining equipment (1). . . . . . . . . . .  $  945,137  $  945,137
  Chemical processing and office buildings.     168,211     144,727
  Chemical processing equipment . . . . . .     923,591     921,065
  BRZ plant . . . . . . . . . . . . . . . .     522,057     426,630
  Other . . . . . . . . . . . . . . . . . .     151,268     151,268
                                             ----------  ----------
                                              2,710,264   2,588,827
  Less accumulated depreciation . . . . . .   2,155,953   2,059,411
                                             ----------  ----------
                                             $  554,311  $  529,416
                                             ==========  ==========

     (1) Substantially all of the Company's mining equipment is fully depreciated. At December 31, 2003 and 2002, mining equipment with an original cost of approximately $670,000, was in use at BRZ.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

7.     INVESTMENT  IN  USAMSA

The Company has a 50% investment in United States Antimony, Mexico S.A. de C.V. ("USAMSA"). The Company accounts for its investment in USAMSA by the equity method and translates the foreign currency financial statements of USAMSA in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, related revenues and expenses are translated at average exchange rates in effect during the period, and the effects of exchange rate changes are reflected in stockholders' equity. Unaudited condensed financial information for USAMSA at December 31, 2003 and 2002, and the years then ended, is as follows:


                                                   2003     2002
    ASSETS
  Current assets . . . . . . . . . . . . . . .  $15,286  $16,292
  Noncurrent assets. . . . . . . . . . . . . .   68,588   73,102
                                                -------  -------
    Total assets . . . . . . . . . . . . . . .  $83,874  $89,394
                                                =======  =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities. . . . . . . . . . . . .  $60,048  $52,144
  Stockholders' equity . . . . . . . . . . . .   23,826   37,250
                                                -------  -------
    Total liabilities and stockholders' equity  $83,874  $89,394
                                                =======  =======

                                                   2003     2002
  RESULTS OF OPERATIONS

    Expenses:
      Administrative and other costs . . . . .  $11,124  $ 6,401
                                                -------  -------
      Net loss . . . . . . . . . . . . . . . .  $11,124  $ 6,401
                                                =======  =======



USAMSA was idle during 2003 and 2002 due to unstable antimony metal prices and the absence of sufficient operating capital. During 2002, the Company adjusted the carrying value of its investment in USAMSA to equal 50% of USAMSA's net book value. Leo Jackson, a director and stockholder of the Company owns 31.4% of Production Minerals, Inc., which has an indirect interest of 25% in the stock of USAMSA.

8.     JUDGMENT  PAYABLE

At December 31, 2003 and 2002, the Company owed $53,130 and $49,780, respectively, to the Internal Revenue Service, in connection with a default judgment in a bankruptcy proceeding.

The default judgment was originally entered against the Company by the United States Bankruptcy Court in 1992 in favor of the bankruptcy estate of a former legal counsel of the Company. In 1998, the Trustee of the estate assigned the interest in the judgment to the Internal Revenue Service. The judgment accrues interest at the Federal Judgment Interest Rate, and is due in monthly installments of $3,000. During 2003 and 2002, the Company made no payments on this judgment payable.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

9.     DUE  TO  RELATED  PARTIES

Amounts due to related parties at December 31, 2003 and 2002 were as follows (see Note 15):


                                                                                                  2003       2002
  Entity owned by John C. Lawrence, president and director. . . . . . . . . . . . . . . . .  $   7,368   $  8,824
  John C. Lawrence, president and director(1) . . . . . . . . . . . . . . . . . . . . . . .    224,743    193,801
                                                                                             ----------  --------
                                                                                             $ 232,111   $202,625
                                                                                             ==========  ========

  Transactions affecting the payable to Mr. Lawrence during 2003 and 2002 were as follows:

                                                                                                  2003       2002
  Balance, beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 193,801   $116,361
  Equipment rental charges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     52,125     56,481
  Advances, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     78,817     20,959
  Conversion to convertible note payable(2) . . . . . . . . . . . . . . . . . . . . . . . .   (100,000)
                                                                                             ----------  --------
  Balance, end of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 224,743   $193,801
                                                                                             ==========  ========


(1) Includes accrued interest at 10% per annum of $21,484 and $13,688 for the years ended December 31, 2003 and 2002, respectively.

(2)  See  Note  11.

10.     NOTES  PAYABLE  TO  BANK

Notes  payable  to  First  State  Bank  of Thompson Falls, Montana ("First State
Bank")  at  December  31,  2003,  were  as  follows:


Term note payable, bearing interest at 9.0% through September 2008, then prime plus 2% through maturity; payable in monthly installments
  of $5,648; maturing September 2013                                        $  438,612

Note payable under $150,000 revolving line-of-credit, bearing interest
  at 6.0%; outstanding principal and accrued interest due June 2004. .          65,170

Note payable under $50,000 revolving line-of-credit, bearing interest
  at 9.5%; outstanding principal and accrued interest due April 2004 .          49,750
                                                                            -----------
                                                                               553,532
Less current portion . . . . . . . . . . . . . . . . . . . . . . . . .        (144,391)
                                                                            -----------
Noncurrent portion . . . . . . . . . . . . . . . . . . . . . . . . . .     $   409,141
                                                                           ============


At December 31, 2003, principal payments on the notes payable to bank are due as follows:



                   YEAR ENDING
                   DECEMBER 31,
                   -------------
2004. . . . . . .  $     144,391
2005. . . . . . .         32,236
2006. . . . . . .         35,260
2007. . . . . . .         38,567
2008. . . . . . .         42,185
      Thereafter.        260,893
                   -------------
                         553,532
                   =============

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

10.     NOTES  PAYABLE  TO  BANK,  CONTINUED:

Each of the notes payable described above is collateralized by accounts receivable, inventory, certain equipment, patented and unpatented claims in Sanders County, Montana and are personally guaranteed by John C. Lawrence, the Company's president and a director. The note payable under a $150,000 revolving line-of-credit is also collateralized by a certificate of deposit. The notes also contain certain restrictive covenants, including paying payroll and property taxes, as they are due. At December 31, 2003, the Company was not in compliance with certain of the covenants. The Company has obtained a waiver from First State Bank relating to these covenants, which applies at December 31, 2003 and through December 31, 2004.

11.     SECURED  CONVERTIBLE  AND  CONVERTIBLE  NOTES  PAYABLE

Security  Agreement  and  Secured  Convertible  Note  Payable
-------------------------------------------------------------

On December 22, 2003, the Company and its wholly-owned subsidiary BRZ, entered into a Pledge, Assignment, and Security Agreement ("the Agreement") with Delaware Royalty Company, Inc. ("Delaware"), a company controlled by Al Dugan, a major shareholder of the Company. The Agreement was in connection with the purchase of a $250,000 Secured Convertible Note Payable ("the Secured Note"), by Delaware from the Company. The Agreement granted Delaware a first-priority security interest in all of the issued and outstanding stock of BRZ in the event the Company is unable to complete payment and performance under the obligations associated with the Secured Note.

The Secured Note accrues interest at 10% per annum with interest payable quarterly, beginning March 31, 2004, and is convertible into shares of the Company's common stock at an initial conversion price of $0.20 per share up until 30 days prior to repayment of the Secured Note. In the event the Company issues shares of its common stock for a consideration per share less than the initial conversion price, the initial conversion price is reduced to a new conversion price equal to the consideration per share received by the Company for the additional shares of common stock then issued so that the number of shares issuable to the holder of the Secured Note upon conversion is proportionately increased. In the case of shares issued without consideration, the initial conversion price shall be reduced in an amount so as to maintain for the holder of the Secured Note the right to convert the note into shares equal in amount to the same percentage interest in the common stock of the Company as existed immediately preceding the date the additional common stock was issued. The Secured Note is subject to certain covenants, which include, among other things, payment of the principal and accrued interest according to the terms of the note, and the use of proceeds for the payment of accounts payable and the purchase of inventory and mining equipment. The Secured Note matures on December 22, 2007, unless otherwise converted. At December 31, 2003, $250,000 of principal was outstanding and due on the note.

Convertible  Note  Payable
--------------------------

On December 22, 2003, John C. Lawrence the Company's president and a director, agreed to convert $100,000 of related party debt due him into a Convertible Note Payable ("the Convertible Note"). The Convertible Note contains essentially the same attributes and privileges that the Secured Note provides Delaware Royalty Company, in that it accrues interest at 10% per annum and is convertible into shares of the Company's common stock at an initial conversion price of $0.20 per share. The conversion price of the Convertible Note is also subject to the same anti-dilution adjustments as the Secured Note. The Convertible Note matures on December 22, 2007, unless otherwise converted. The Convertible Note is unsecured, however, and not collateralized by any of the Company's assets. At December 31, 2003, $100,000 was outstanding in the Convertible Note payable.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

11.     SECURED  CONVERTIBLE  NOTES  PAYABLE,  CONTINUED:

Deferred  Financing  Charges
----------------------------

In connection with the issuance of the secured convertible and convertible notes payable, Mr. Dugan and Mr. Lawrence, were issued 2,000,000 and 1,000,000 stock purchase warrants, respectively. The warrants expire in December of 2008 and 2007, respectively, and are exercisable for shares of the Company's unregistered common stock at $0.20 per share.

The Company accounted for the detachable warrants issued in connection with the notes in accordance with Accounting Principles Board Opinion No. 14, and estimated a fair value of $0.01 per warrant, or $30,000, attributable to the detachable warrants. The resulting value was recorded as a deferred financing cost and will be amortized as interest expense over the terms of the respective convertible notes payable. During the year ended December 31, 2003, none of the deferred offering costs had yet been amortized to interest expense.

12.     STOCKHOLDERS'  DEFICIT

Common  Stock  Warrants
-----------------------

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or common stock to directors and employees of the Company. The Company has also issued warrants in exchange for services rendered the Company and in connection with sales of its unregistered common stock.



Transactions in common stock warrants are as follows:. . .  NUMBER OF    EXERCISE     EXPIRATION
                                                            WARRANTS     PRICES       DATES
                                                            -----------  -----------  ----------

Balance December 31, 2001. . . . . . . . . . . . . . . . .   3,906,714   $0.25-$0.45          (A)

  Warrants issued in connection with stock sales . . . . .     871,000   $      0.30          (B)

  Warrants issued for consulting services. . . . . . . . .     600,000   $      0.30          (B)

  Warrants issued in connection with BRZ purchase. . . . .      50,000   $      0.45          (C)

  Warrants exchanged for Series D warrants . . . . . . . .    (151,213)

  Warrants expired . . . . . . . . . . . . . . . . . . . .    (100,000)  $      0.55
                                                            -----------  -----------

Balance, December 31, 2002 . . . . . . . . . . . . . . . .   5,176,501

  Warrants issued in connection with 2002 and
    2003 stock sales . . . . . . . . . . . . . . . . . . .   2,550,001   $      0.30          (D)

  Warrants issued with secured convertible and convertible
    notes payable. . . . . . . . . . . . . . . . . . . . .   3,000,000   $      0.20          (E)

  Warrants expired and cancelled . . . . . . . . . . . . .    (300,400)  $      0.25
                                                            -----------  -----------

Balance, December 31, 2003 . . . . . . . . . . . . . . . .  10,426,102
                                                            ===========


UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

12.     STOCKHOLDERS'  DEFICIT,  CONTINUED:

Common  Stock  Warrants,  Continued:
------------------------------------

(A)     Warrants  are  exercisable  on  or  before January and December of 2004.
(B)     Warrants  are  exercisable  on or before September and November of 2005.
(C)     Warrants  are  exercisable  on  or  before  May  of  2005.
(D)     Warrants  are  exercisable  on  or  before  June  and  December of 2006.
(E)     Warrants  are  exercisable  on  or  before  December  of  2007 and 2008.

Preferred  Stock  Warrants
--------------------------

During 2003, the Company issued 111,185 warrants to purchase shares of Series D preferred stock to John C. Lawrence, the Company's president and a director, for his assistance in procuring equipment financing. The warrants are exercisable at $0.30 per share and expire in 2008. In addition, during 2003, the Company issued 200,000 warrants to purchase shares of Series D preferred stock to Gary
D. Babbitt, the Company's former attorney and director for consulting services provided the Company. The warrants are exercisable at $0.30 per share and expire in 2006. (See Preferred Stock/Series D).

During 2002, the Company issued 1,151,213 warrants to purchase shares of Series D preferred stock. Of the Series D warrants issued, 750,000 were issued to Mr. Lawrence, in consideration for advances made by him to the Company; 250,000 were issued to Mr. Babbitt, for legal services rendered; and an additional 151,213 were issued to Mr. Lawrence in exchange for his warrants to purchase 151,213 shares of the Company's common stock. The warrants are exercisable at $0.20 per share and expire in 2005 and 2007.

Issuance  of  Common  Stock  for  Cash
--------------------------------------

During 2003, the Company sold an aggregate of 2,300,001 shares of its unregistered common stock, plus warrants to purchase 2,375,001 shares of its common stock at $0.30 per share. Proceeds from the sale totaled $345,000, or approximately $0.15 per unit of shares and warrants sold, and were used to fund the Company's operating activities.

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

At December 31, 2002, the Company had stock subscriptions payable of $35,000 outstanding relating to its commitment to sell 175,000 shares of common stock and common stock purchase warrants exercisable at $0.30 per share on or before November of 2005. The shares and warrants were issued subsequently in 2003.

Common  Stock Cancelled  and  Re-issued  as  Series  D  Preferred  Stock
-----------------------------------------------------------------------

During 2003, the Board of Directors resolved that 1,388,672 shares of the Company's common stock held by John C. Lawrence, the Company's president, be cancelled and then re-issued in an equal number of shares of the Company's
Series D preferred stock. The cancellation and re-issue resulted from the Company's need to maintain its authorized common stock available for issue within the maximum number of shares as provided by its Articles of Incorporation, while it offered shares of its common stock and warrants for sale.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

12.     STOCKHOLDERS'  DEFICIT,  CONTINUED:

Preferred  Stock
----------------

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion and voting rights, as the Board of Directors may determine.

Series  A
---------

During 1986, Series A preferred stock, consisting of 4,500 shares, was established by the Board of Directors. These shares are nonconvertible, nonredeemable and are entitled to a $1.00 per share per year cumulative dividend. Series A preferred stockholders have voting rights for directors only and a total liquidation preference equal to $45,000 plus dividends in arrears. At December 31, 2003, 4,500 shares of Series A preferred stock were outstanding and cumulative dividends in arrears including the liquidation preference amounted to $123,750, or $28.00 per share.

Series  B
---------

During 1993, Series B preferred stock, consisting of 1,666,667 shares, was established by the Board of Directors and 1,666,667 shares were issued in connection with a final settlement of litigation. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock, has no voting rights (absent default in payment of declared dividends) and is entitled to cumulative dividends of $0.01 per share per year payable if and when declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B restricted preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. In 1995, 916,667 shares of Series B preferred stock were surrendered to the Company and cancelled in connection with the settlement of litigation against Bobby C.
Hamilton. At December 31, 2003, cumulative dividends in arrears on the 750,000 outstanding Series B shares were $75,000, or $0.10 per share. Total dividends in arrears and liquidation preference were $825,000 at December 31, 2003.

Series  C
---------

During 1997, the Company issued 2,560,762 shares of Series C preferred stock in connection with the conversion of certain debts owed by the Company. During 1999, holders of 2,354,766 shares of Series C stock converted their shares into common stock of the Company. The Series C shares have voting rights, are non-redeemable and have a $0.55 per share liquidation preference, or $97,847, at December 31, 2003. At December 31, 2003 and 2002, 177,904 shares of Series C preferred stock remained outstanding and unconverted.

Series  D
---------

During 2002, the Company established its Series D preferred stock. Holders of the Series D preferred stock have the right, subject to the availability of authorized but unissued common stock, to convert their shares into shares of the Company's common stock without payment of additional consideration. The Series D shares are initially convertible into the Company's common stock as determined by dividing $0.20 by the conversion price in effect at the time of the conversion. The initial conversion price of the Series D preferred stock is $0.20, and subject to adjustment based upon anti-dilution provisions, that include but are not limited to, the affects of the subsequent sale of common stock at prices less than the initial conversion price.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

12. STOCKHOLDERS'  DEFICIT,  CONTINUED:

Series  D,  Continued:
----------------------

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

LIQUIDATION PREFERENCE. The Series D holders are entitled to a liquidation preference equal to the greater of $2.50 per share or the equivalent market value of the number of shares of common stock into which each share of Series D is convertible. At December 31, 2003, the liquidation preference for Series D preferred stock was $4,659,180.

REGISTRATION RIGHTS. All of the underlying common stock issued upon conversion of the Series D preferred shares shall be entitled to "piggyback" registration rights when, and if, the Company files a registration statement for its securities or the securities of any other stockholder.

DIVIDENDS. The Series D holders are entitled to an annual dividend of $0.0235 per share. The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends.

At December 31, 2003 and 2002, the Company had 1,863,672 and 96,000 shares of Series D preferred stock outstanding, respectively (see Note 15).

13.     2000  STOCK  PLAN

In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan"). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants of the Company to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000. At December 31, 2003 and 2002, 300,000 shares of the Company's common stock had been issued under the Plan.

14.     INCOME  TAXES

     The Company had no income tax provision or benefit for the years ended December 31, 2003 and 2002.

At December 31, 2003 and 2002, the Company had net deferred tax assets composed as follows:


                                                                2003          2002
  Arising from differences in the book and tax basis of
    certain property assets . . . . . . . . . . . . . .  $   300,000   $   250,000
  Arising from net tax operating loss carryforwards . .    1,445,000     1,550,000
                                                         ------------  ------------
  Total deferred tax assets . . . . . . . . . . . . . .    1,745,000     1,800,000
                                                         ------------  ------------
  Valuation allowance . . . . . . . . . . . . . . . . .   (1,745,000)   (1,800,000)
                                                         ------------  ------------
    Net deferred tax assets . . . . . . . . . . . . . .  $         0   $         0
                                                         ============  ============

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

14.     INCOME  TAXES,  CONTINUED:

The deferred tax assets were calculated based on an estimated 34% income tax rate. As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the net deferred tax assets at both December 31, 2003 and 2002 has been established.

At December 31, 2003 and 2002, the Company had unexpired regular tax net operating loss carryforwards of approximately $4,250,000 and $4,700,000, respectively, which expire in the years 2004 through 2023. At December 31, 2003, the Company had net operating loss carryforwards for alternative minimum tax purposes of approximately $4,000,000.

15.     RELATED-PARTY  TRANSACTIONS

In addition to transactions described in Notes 4, 7, 9, 11, and 12, during 2003 and 2002, the Company had the following transactions with related parties:

-During 2003, the Company issued 26,000 shares of its Series D preferred stock to each member of its Board of Directors as compensation for their services as directors. In connection with the issue, the Company recorded $7,800 in director compensation based on an aggregate of 78,000 Series D shares issued.

-In June 2003, the Company issued 201,000 shares of Series D preferred stock and 200,000 Series D preferred stock purchase warrants to Gary D. Babbitt, a former director, for his consulting services. In connection with the issue to Mr. Babbitt, the Company recognized $20,100 of consulting expense based upon its estimated value of the services rendered and shares issued.

-In September 2003, the Company issued John C. Lawrence, the Company's president and a director, 100,000 shares of Series D preferred stock for his help in financing the Company's operations. In connection with this issue, the Company recorded $15,000 of compensation expense based on its estimated value of the shares issued.

-Included in the sale of the Company's common stock and common stock warrants during 2003, were 333,334 shares of common stock and 333,334 common stock purchase warrants sold to companies controlled by directors or immediate family members of directors of the Company.

-During 2002, the Company sold a 3% gross proceeds royalty on all zeolite extracted from BRZ to Delaware Royalty Company, Inc., a company controlled by a Al Dugan, a major shareholder. The Company received $200,000 from the sale of the royalty interest. During the years ended December 31, 2003 and 2002, the Company paid Delaware Royalty Company, Inc. $11,575 and $705 in royalties, respectively.

-During 2002, the Company issued 96,000 shares of its Series D preferred stock to three members of the Board of Directors and Gary D. Babbitt, a former director and the Company's legal counsel, for their duties as directors. The stock awards were recorded as compensation expense (director's fees) based upon the estimated value of the stock at the date of issuance.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

16.     COMMITMENTS  AND  CONTINGENCIES

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

The Company has been reclaiming the property and, as of December 31, 2003, the cyanide solution cleanup was complete, the mill removed, and a majority of the cyanide leach residue disposed of.

In November of 2001, the Environmental Protection Agency ("EPA") listed two by-products of the Company's antimony oxide manufacturing process as hazardous wastes. Antimony slag and antimony bag house filters are now subject to comprehensive management and treatment standards under subtitle C of the Resource Conservation and Recovery Act ("RCRA"), and emergency notification requirements for releases to the environment under CERCLA. On November 26, 2002, the Company received a notice of violation from the Montana Department of Environmental Quality ("Montana DEQ"). The notice related to a hazardous waste discharge that was discovered during a hazardous waste compliance evaluation inspection conducted at the Company's Thompson Falls antimony facility. In response to the notice, the Company removed certain antimony materials from its production area, agreed to ensure the Montana DEQ that future releases of hazardous waste would not occur and was assessed a fine. The Company continues to have its premises inspected and tested by Montana DEQ for potential releases of its hazardous wastes into the environment.
The Company's management believes that USAC is currently in substantial compliance with environmental regulatory requirements and that its accrued environmental reclamation costs are representative of management's estimate of costs required to fulfill its reclamation obligations. Such costs are accrued at the time the expenditure becomes probable and the costs can reasonably be estimated. The Company recognizes, however, that in some cases future environmental expenditures cannot be reliably determined due to the uncertainty of specific remediation methods, conflicts between regulating agencies relating to remediation methods and environmental law interpretations, and changes in environmental laws and regulations. Any changes to the Company's reclamation plans as a result of these factors could have an adverse affect on the Company's operations. The range of possible losses in excess of the amounts accrued cannot be reasonably estimated at this time.

17.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

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

The carrying amounts for cash, restricted cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values. The fair value of amounts due to related parties approximates their carrying values of $232,111 and $202,625, respectively, at December 31, 2003 and December 31, 2002, based upon the contractual cash flow requirements.

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

17.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS,  CONTINUED:

The carrying amounts for judgments payable of $53,130 and $49,780, at December 31, 2003 and 2002, respectively, are reasonable estimates of their fair values based upon the judgment's repayment requirements.

The carrying amount of the convertible secured and convertible notes payable aggregating $350,000 at December 31, 2003, is a reasonable estimate of their fair value.

18.     BUSINESS  SEGMENTS

The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments for the years ended December 31, 2003 and 2002 is as follows:


                                              2003        2002
Revenues:
    Antimony . . . . . . . . . . . . .  $2,742,419  $3,274,007
    Zeolite. . . . . . . . . . . . . .     479,331     199,890
                                        ----------  ----------
                                        $3,221,750  $3,473,897
                                        ==========  ==========

Cost of sales:
  Production and freight and delivery:
    Antimony . . . . . . . . . . . . .  $2,403,070  $2,873,096
    Zeolite. . . . . . . . . . . . . .     529,397     265,390
  Depreciation:
    Antimony . . . . . . . . . . . . .      41,288      42,991
    Zeolite. . . . . . . . . . . . . .      55,254      41,071
                                        ----------  ----------
                                        $3,029,009  $3,222,548
                                        ==========  ==========

Gross profit . . . . . . . . . . . . .  $  192,741  $  251,349
                                        ==========  ==========

Other operating expenses:
  Sales expense:
    Antimony . . . . . . . . . . . . .  $   67,818  $   80,397
    Zeolite. . . . . . . . . . . . . .      70,589      62,654
  General and administrative expense:
    Antimony . . . . . . . . . . . . .     434,563     327,936
    Zeolite. . . . . . . . . . . . . .     212,689      86,658
                                        ----------  ----------
                                        $  785,659  $  557,645
                                        ==========  ==========

Capital expenditures:
    Antimony . . . . . . . . . . . . .  $   25,506  $        0
    Zeolite. . . . . . . . . . . . . .      95,931     305,745
                                        ----------  ----------
                                        $  121,437  $  305,745
                                        ==========  ==========

Properties, plant and equipment, net:
    Antimony . . . . . . . . . . . . .  $  132,608  $  147,886
    Zeolite. . . . . . . . . . . . . .     421,703     381,530
                                        ----------  ----------
                                        $  554,331  $  529,416
                                        ==========  ==========



See  Note  2  regarding  sales  to  major  customers.