Form 10QSB
period 2004-03-31
UNITED STATES ANTIMONY CORP
filed 2004-05-17
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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
YES     X          No
       --          --




At May 14, 2004, the registrant had outstanding 2,472,028 shares of par value $0.01 common stock.

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2004



                                TABLE OF CONTENTS



                                                                    Page

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements . . . . . . . . . . . . . . . . . . .   1

Item 2: Management's Discussion and Analysis or Plan of Operations   6

Item 3: Controls and Procedures. . . . . . . . . . . . . . . . . .   8

PART II - OTHER INFORMATION

Item 1: Legal Proceedings. . . . . . . . . . . . . . . . . . . . .   8

Item 2: Changes in Securities. . . . . . . . . . . . . . . . . . .   8

Item 3: Defaults upon Senior Securities. . . . . . . . . . . . . .   8

Item 4: Submission of Matters to a Vote of Security Holders. . . .   8

Item 5: Other Information. . . . . . . . . . . . . . . . . . . . .   8

Item 6: Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   8


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . .  10







         [The balance of this page has been intentionally left blank.]

                           PART  I-FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  BALANCE  SHEETS


                                                                             (UNAUDITED)
                                                                              MARCH  31,     DECEMBER  31,
                                                                                2004            2003
                                                            ASSETS

Current assets:
Accounts receivable, less allowance
    for doubtful accounts of $30,000 . . . . . . . . . . . . . . . . . .  $     37,686   $     51,081
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       114,108        153,053
                                                                          -------------  -------------
          Total current assets . . . . . . . . . . . . . . . . . . . . .       151,794        204,134

Investment in USAMSA, net. . . . . . . . . . . . . . . . . . . . . . . .        10,263         11,913
Properties, plants and equipment, net. . . . . . . . . . . . . . . . . .       559,282        554,311
Restricted cash for bank note payable. . . . . . . . . . . . . . . . . .       105,649        105,649
Restricted cash for reclamation bonds. . . . . . . . . . . . . . . . . .        99,043         99,043
Deferred financing costs . . . . . . . . . . . . . . . . . . . . . . . .        28,125         30,000
                                                                          -------------  -------------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $    954,156   $  1,005,050
                                                                           ============  =============

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Checks issued and payable. . . . . . . . . . . . . . . . . . . . . . .  $     94,141   $     87,927
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       548,349        909,696
  Accrued payroll and property taxes . . . . . . . . . . . . . . . . . .       151,948        197,761
  Accrued payroll and other. . . . . . . . . . . . . . . . . . . . . . .        87,806         88,085
  Judgment payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        53,980         53,130
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . .        17,106         16,645
  Payable to related parties . . . . . . . . . . . . . . . . . . . . . .       231,679        232,111
  Notes payable to bank, current . . . . . . . . . . . . . . . . . . . .       222,889        144,391
  Accrued reclamation costs, current . . . . . . . . . . . . . . . . . .       151,000        151,000
                                                                          -------------  -------------
          Total current liabilities. . . . . . . . . . . . . . . . . . .     1,558,898      1,880,746

Secured and unsecured convertible notes payable. . . . . . . . . . . . .       350,000        350,000
Notes payable to bank, noncurrent. . . . . . . . . . . . . . . . . . . .       400,422        409,141
Accrued reclamations costs, noncurrent . . . . . . . . . . . . . . . . .        57,500         57,500
                                                                          -------------  -------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .     2,366,820      2,697,387
                                                                          -------------  -------------

Commitments and contingencies (Note 3)
Stockholders' deficit:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized:
      Series A: 4,500 shares issued and outstanding. . . . . . . . . . .            45             45
      Series B: 750,000 shares issued and outstanding. . . . . . . . . .         7,500          7,500
      Series C: 177,904 shares issued and outstanding. . . . . . . . . .         1,779          1,779
      Series D: 1,836,672 shares issued and outstanding. . . . . . . . .        18,636         18,636
  Common stock, $0.01 par value, 50,000,000 shares
    authorized; 29,948,816 and 28,114,288 shares issued and outstanding.       299,489        281,143
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .    17,756,984     17,387,970
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .   (19,497,097)   (19,389,410)
                                                                         --------------  -------------
          Total stockholders' deficit. . . . . . . . . . . . . . . . . .    (1,412,664)    (1,692,337)
                                                                         --------------  -------------
          Total liabilities and stockholders' deficit. . . . . . . . . .  $    954,156   $  1,005,050
                                                                          =============  =============


  The accompanying notes are an integral part of the financial statements.
                                        1

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)



                                                  FOR  THE  THREE  MONTHS  ENDED
                                                    MARCH  31,     MARCH  31,

                                                     2004           2003
Revenues:
  Sales of antimony products and other          $   582,415   $   1,019,496
  Sales of zeolite products                         195,085         120,700
                                                ------------  --------------
                                                    777,500        1,140,196
                                                ------------  --------------

Cost of sales:
  Cost of antimony production                       406,621         775,666
  Antimony depreciation                              10,300           9,476
  Antimony freight and delivery                      44,156          77,677
  Cost of zeolite production                        154,600         123,269
  Zeolite depreciation                               13,800          13,686
  Zeolite freight and delivery                       14,671          20,594
                                                ------------  -------------
                                                    644,148        1,020,368
                                                -----------   --------------

Gross profit                                        133,352         119,828
                                                ------------  -------------

Other operating expenses:
  Antimony general and administrative                90,540         130,884
  Antimony sales expenses                            14,068          25,568
  Zeolite general and administrative                 71,161          73,314
  Zeolite sales expenses                             19,164          14,436
                                                ------------  -------------
                                                    194,933          244,202
                                                -----------   --------------
Other (income) expense:
  Interest expense                                   27,313          16,376
  Factoring expense                                  19,279          33,565
  Interest income and other                            (486)           (605)
                                                ------------  --------------
                                                     46,106           49,336
                                                 -----------  --------------

Net loss                                        $   107,687   $     173,710
                                                ============  ==============

Net loss per share of common stock. . . .       $    Nil      $        0.01
                                             =  ============  ==============

Basic weighted average shares outstanding        28,590,273      27,027,959
                                                ============  ==============




  The accompanying notes are an integral part of the financial statements.
                                       2

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


                                                         FOR  THE  THREE  MONTHS  ENDED
                                                           MARCH  31,     MARCH  31,
                                                             2004            2003

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $(107,687)  $(173,710)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation and amortization . . . . . . . . . . . .     27,625      24,662
      Series D stock issued to directors. . . . . . . . . .                  7,200
      Series D stock issued for legal services. . . . . . .                 20,000
    Change in:
        Restricted cash . . . . . . . . . . . . . . . . . .                (14,000)
        Accounts receivable . . . . . . . . . . . . . . . .     13,395     (60,252)
        Inventories . . . . . . . . . . . . . . . . . . . .     38,945      77,238
        Accounts payable. . . . . . . . . . . . . . . . . .   (211,202)    134,551
        Accrued payroll and property taxes. . . . . . . . .    (45,813)     (9,263)
        Accrued payroll and other . . . . . . . . . . . . .       (279)      4,568
        Judgment payable. . . . . . . . . . . . . . . . . .        850         850
        Accrued interest payable. . . . . . . . . . . . . .        461      (4,023)
        Payable to related parties. . . . . . . . . . . . .       (432)    (30,314)
        Accrued reclamation costs . . . . . . . . . . . . .                 (3,482)
                                                             ----------
          Net cash used by operating activities . . . . . .   (284,137)    (25,975)
                                                             ----------  ----------

Cash flows from investing activities:
  Purchases of properties, plants and equipment . . . . . .    (29,071)     (9,474)
                                                             ----------  ----------
          Net cash used in investing activities . . . . . .    (29,071)     (9,474)
                                                             ----------  ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants . . .     10,000
  Proceeds from exercise of warrants. . . . . . . . . . . .    227,215
  Principal payments on notes payable to bank . . . . . . .    (30,221)    (74,370)
  Proceeds from notes payable to bank . . . . . . . . . . .    100,000      49,368
  Change in checks issued and payable . . . . . . . . . . .      6,214      60,451
                                                             ----------  ----------
          Net cash provided by financing activities . . . .    313,208      35,449
                                                             ----------  ----------
Net change in cash. . . . . . . . . . . . . . . . . . . . .          0           0
Cash, beginning of period . . . . . . . . . . . . . . . . .          0           0
                                                             ----------  ----------
Cash, end of period . . . . . . . . . . . . . . . . . . . .  $       0   $       0
                                                             ==========  ==========

Supplemental disclosures:
  Non cash financing activities:
    Common stock issued in satisfaction of accounts payable  $ 150,145
                                                             ==========




 The accompanying notes are an integral part of the financial statements.
                                        3

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

1.   BASIS  OF  PRESENTATION:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. Certain consolidated financial statement amounts for the three-month period ended March 31, 2003 have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

3.  COMMITMENTS  AND  CONTINGENCIES:

Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 ("CERCLA"), designated the cyanide leach plant as a contaminated site. In 1996, the Idaho Department of Environmental Quality requested that the Company sign a consent decree related to completing the reclamation and remediation at the Preachers Cove mill. The Company has been reclaiming the property and anticipates it will have the reclamation complete in the near term.

In November of 2001, the Environmental Protection Agency ("EPA") listed two by-products of the Company's antimony oxide manufacturing process as hazardous wastes under subtitle C of the Resource Conservation and Recovery Act ("RCRA"), and emergency notification requirements for releases to the environment under CERCLA. On November 26, 2002, the Company received a notice of violation related to a hazardous waste discharge that was discovered during a hazardous waste compliance evaluation inspection conducted at the Company's Thompson Falls antimony facility. In response to the notice, the Company removed certain antimony materials from its production area and agreed to ensure that future releases of hazardous waste would not occur. At March 31, 2004, management believes that no additional liability will result from the violation.

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

4.     BUSINESS  SEGMENTS

The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments for the quarter ended March 31, 2004 and 2003 are as follows:


     2004     2003

Revenues:
    Antimony . . . . . . . . . . . . .  $582,415  $1,019,496
    Zeolite. . . . . . . . . . . . . .   195,085     120,700
                                        --------  ----------
                                        $777,500  $1,140,196
                                        ========  ==========
Cost of sales:
  Production and freight and delivery:
    Antimony . . . . . . . . . . . . .  $450,777  $  853,343
    Zeolite. . . . . . . . . . . . . .   169,271     143,863
  Depreciation:
    Antimony . . . . . . . . . . . . .    10,300       9,476
    Zeolite. . . . . . . . . . . . . .    13,800      13,686
                                        --------  ----------
                                        $644,148  $1,020,368
                                        ========  ==========

Gross profit . . . . . . . . . . . . .  $133,352  $  119,828
                                        ========  ==========

Other operating expenses:
  Sales expense:
    Antimony . . . . . . . . . . . . .  $ 14,068  $   25,568
    Zeolite. . . . . . . . . . . . . .    19,164      14,436
  General and administrative expense:
    Antimony . . . . . . . . . . . . .    90,540     130,884
    Zeolite. . . . . . . . . . . . . .    71,161      73,314
                                        --------  ----------
                                        $194,933  $  244,202
                                        ========  ==========

Capital expenditures:
    Antimony . . . . . . . . . . . . .  $      0  $        0
    Zeolite. . . . . . . . . . . . . .    29,071       9,474
                                        --------  ----------
                                        $ 29,071  $    9,474
                                        ========  ==========

Properties, plant and equipment, net:
    Antimony . . . . . . . . . . . . .  $122,308  $  138,410
    Zeolite. . . . . . . . . . . . . .   436,974     377,318
                                        --------  ----------
                                        $559,282  $  515,728
                                        ========  ==========

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

General

This report contains both historical and prospective statements concerning the Company and its operations. Prospective statements (known as "forward-looking statements") may or may not prove to be true with the passage of time because of future risks and uncertainties. The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

Results  of  Operations

The Company's operations resulted in a net loss of $107,687 for the three-month period ended March 31, 2004, compared with a net loss of $173,710 for the three-month period ended March 31, 2003. The decrease in the loss for the first quarter of 2004 compared to the similar quarter of 2003 is primarily due to an increase in sales of zeolite during the first quarter of 2004 and a decrease in general and administrative and other operating expenses.

Total revenues from antimony product sales for the first quarter of 2004 were $582,415 compared with $1,019,496 for the comparable quarter of 2003, a decrease of $437,081. During the three-month period ended March 31, 2004, 40.01% of the Company's revenues from antimony product sales were from sales to one customer and 6.54% were from sales to a second individual customer. Sales of antimony products during the first quarter of 2004 consisted of 401,496 pounds at an average sale price of $1.17 per pound. During the first quarter of 2003 sales of antimony products consisted of 751,681 pounds at an average sale price of $1.36 per pound. The decrease in the amount of product sold is due to the Company's customers buying antimony from Chinese suppliers at a lower price. The decrease in sale prices of antimony products from the first quarter of 2003 to the first quarter of 2004 is the result of competitor's bids being lower than the Company's causing the Company to have to lower its price. The company has been able to increase sales prices significantly during the second quarter of 2004.

Sales of zeolite products during the first quarter of 2004 were $195,085 compared with first quarter sales in 2003 of $120,700. The increase in sales for the first quarter of 2004 compared to the first quarter of 2003 was due to the Company's marketing efforts and a corresponding increase in the number of zeolite customers. Gross profit from antimony and zeolite sales during the first three-month period of 2004 was $153,238 compared with gross profit of $119,828 during the first three-month period of 2003.

The cost of antimony sales was $406,621, or $1.01 per pound sold, during the first quarter of 2004 compared to $775,666 or $1.03 per pound sold, during the first quarter of 2003. The decrease was due to a reduction in fuel prices for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.

The cost of zeolite sales was $154,600 for the first quarter of 2004 compared to $123,269 during the first quarter of 2003. The increase was principally due to the increase in sales of zeolite. The Company is increasing its plant capacity in hopes of reducing overall production costs.

Antimony depreciation for the first quarter of 2004 was $10,300 and was comparable to $9,476 for the first quarter of 2003.

Zeolite depreciation for the first quarter of 2004 was $13,800 and was comparable to $13,686 for the first quarter of 2003.

Antimony freight and delivery for the first quarter of 2004 was $44,156 compared to $77,677 of freight and delivery expense during the first quarter of 2003. The decrease is due to a corresponding decrease in antimony sales.

Zeolite freight and delivery for the first quarter of 2004 was $14,671 compared to $20,594 for the first quarter of 2003. The decrease is due to the Company shipping product to customers who pay for their own freight and delivery charges, during the quarter ended March 31, 2004. During the quarter ended March 31, 2003, the Company shipped more product to warehouses and incurred the costs themselves.

During the first quarter of 2004, the Company incurred costs totaling $71,161 associated with general and administrative expenses of its 100% owned subsidiary, Bear River Zeolite Company, compared to $73,314 of such expenses in the comparable quarter of 2003.

Zeolite sales expenses were $19,164 during the first quarter of 2004 compared to $14,436 during the first quarter of 2003. The increase in zeolite sales expense was due to a corresponding increase in zeolite sales.

General and administrative expenses in the antimony division were $90,540 during the first quarter of 2004 compared to $130,884 during the first quarter of 2003. The decrease in general and administrative expenses during the first quarter of 2004 is due to the Company incurring legal costs associated with the filing of their proxy statement during the first quarter of 2003. No such expense was incurred during the first quarter of 2004.

Antimony sales expenses were $14,068 in the first quarter of 2004 compared to $25,568 during the first quarter of 2003. The decrease was due primarily to the decrease in antimony sales.

Interest expense of $27,313 was incurred during the first quarter of 2004 compared to $16,376 during the first quarter of 2003. The increase was due primarily from the increase in interest on convertible notes payable.

Accounts receivable factoring expense was $19,279 during the first quarter of 2004 compared to $33,565 during the first quarter of 2003. The decrease was primarily due to the decrease in antimony sales.

Interest and other income was $605 during the first quarter of 2003 and was comparable to $486 during the first quarter of 2004.

Financial  Condition  and  Liquidity

At March 31, 2004, Company assets totaled $954,156, and there was a stockholders' deficit of $1,412,664. The stockholders' deficit decreased $279,673 from December 31, 2003. At March 31, 2004 the Company's total current liabilities exceeded its total current assets by $1,407,104. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the Company's 2003 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such.

     Cash used by operating activities during the first three months of 2004 was $284,137, and resulted from the first quarter net loss of $107,687 as adjusted by, decreasing accounts payable and other current liabilities and the non-cash affects of depreciation and amortization expenses.

Cash used in investing activities during the first three months of 2004 was $29,071 and primarily related to the construction of capital assets at the Bear River Zeolite facility.

Net cash provided by financing activities was $313,208 during the first three months of 2004 was primarily generated from sales of common stock and exercise of warrants.

During the quarter ended March 31, 2004, 66,667 shares of common stock were issued to an individual for $10,000 or $0.15 per share.

During the quarter ended March 31, 2004, the Company sent a letter to warrant holders offering a reduced exercise price for outstanding warrants. The reduced price was $0.20 per share. The total number shares of common stock issued for the exercise of warrants was 1,136,071 for a total sales price of $227,214.

During the quarter ended March 31, 2004, the Company satisfied outstanding accounts payable with an attorney and a metals supplier in exchange for common stock. The total shares issued were 631,790 and the total debt relief was $150,145.

The Company plans to offer certain of its inactive mining claims for sale during 2004 in an effort to continue generating cash to fund its operations. In addition, the Company hopes that it will be able to continue expanding its zeolite business by increasing marketing efforts and researching new products and uses for zeolite.

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


                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Registrant has, however, issued 1,834,528 shares of its common stock in a sale to an individual; various parties exercising warrants held by them; and to satisfy creditors accounts payable (See Item 2).

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

The  registrant  has  no  outstanding  senior  securities.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     Exhibit:               None


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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



          By:/s/  John  C.  Lawrence            Date:  May  14,  2004
             --------------------------------------------------------
                    John C. Lawrence, Director and President
             (Principal Executive, Financial and Accounting Officer)

                                  CERTIFICATION

I,  John  C.  Lawrence,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of United States Antimony Corporation.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:     May  14,  2004
          --------------


/s/  John  C.  Lawrence
-----------------------
John  C.  Lawrence
President,  Director  and  Principal  Financial  Officer
                            10

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, John C. Lawrence, President, Director and Principal Financial Officer of United States Antimony Corporation ("the Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended March 31, 2004, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:     May  14,  2004
          --------------


/s/John  C.  Lawrence
---------------------
John  C.  Lawrence
President,  Director  and  Principal  Financial  Officer