Form 10QSB
period 2004-06-30
UNITED STATES ANTIMONY CORP
filed 2004-08-16
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB




(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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
YES     X          No
     ------     -------


At August 12, 2004, the registrant had outstanding 30,748,816 shares of par value $0.01 common stock.

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2004




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

PART  I-FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  BALANCE  SHEETS


                                                                       (UNAUDITED)
                                                                        JUNE  30,      DECEMBER  31,
                                                                          2004             2003
                                                         ASSETS

Current assets:
Accounts receivable, less allowance
    for doubtful accounts of $30,000 . . . . . . . . . . . . . . .  $      42,551   $     51,081
Inventories. . . . . . . . .   . . . . . . . . . . . . . . . . . .        140,136        153,053
                                                                    --------------  -------------
          Total current assets . . . . . . . . . . . . . . . . . .        182,687        204,134

Investment in USAMSA, net. . . . . . . . . . . . . . . . . . . . .         11,113         11,913
Properties, plants and equipment, net. . . . . . . . . . . . . . .        633,400        554,311
Restricted cash for bank note payable. . . . . . . . . . . . . . .              0        105,649
Restricted cash for reclamation bonds. . . . . . . . . . . . . . .         99,043         99,043
Deferred financing costs . . . . . . . . . . . . . . . . . . . . .         26,251         30,000
                                                                    --------------  -------------
          Total assets . . . . . . . . . . . . . . . . . . . . . .  $     952,494   $  1,005,050
                                                                    ==============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Checks issued and payable. . . . . . . . . . . . . . . . . . . .  $     103,625   $     87,927
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .        559,824        909,696
  Accrued payroll and property taxes . . . . . . . . . . . . . . .        158,583        197,761
  Accrued payroll and other. . . . . . . . . . . . . . . . . . . .         90,324         88,085
  Judgment payable . . . . . . . . . . . . . . . . . . . . . . . .         54,830         53,130
  Accrued interest payable . . . . . . . . . . . . . . . . . . . .         19,606         16,645
  Payable to related parties . . . . . . . . . . . . . . . . . . .        241,854        232,111
  Notes payable to bank, current . . . . . . . . . . . . . . . . .        139,736        144,391
  Accrued reclamation costs, current . . . . . . . . . . . . . . .        151,000        151,000
                                                                    --------------  -------------
          Total current liabilities. . . . . . . . . . . . . . . .      1,519,382      1,880,746

Secured convertible and convertible notes payable. . . . . . . . .        350,000        350,000
Notes payable to bank, noncurrent. . . . . . . . . . . . . . . . .        393,827        409,141
Accrued reclamations costs, noncurrent . . . . . . . . . . . . . .         57,500         57,500
                                                                    --------------  -------------
          Total liabilities. . . . . . . . . . . . . . . . . . . .      2,320,709      2,697,387
                                                                    --------------  -------------

Commitments and contingencies (Note 3)
Stockholders' deficit:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized:
      Series A: 4,500 shares issued and outstanding
        (liquidation preference $123,750 at December 31, 2003) . .             45             45
      Series B: 750,000 shares issued and outstanding
        (liquidation preference $825,000 at December 31, 2003) . .          7,500          7,500
      Series C: 177,904 shares issued and outstanding
        (liquidation preference $97,847 at December 31, 2003). . .          1,779          1,779
      Series D: 1,836,672 shares issued and outstanding
        (liquidation preference $4,659,180 at December 31, 2003) .         18,636         18,636
  Common stock, $0.01 par value, 50,000,000 shares
    authorized; 30,748,816 and 28,114,288 issued and outstanding .         307,489        281,143
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .      17,908,984     17,387,970
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .     (19,612,648)   (19,389,410)
                                                                   ----------------  -------------
          Total stockholders' deficit. . . . . . . . . . . . . . .      (1,368,215)    (1,692,337)
                                                                   ----------------  -------------
          Total liabilities and stockholders' deficit. . . . . . .  $      952,494   $  1,005,050
                                                                    ===============  =============



    The accompanying notes are an integral part of the financial statements.
                                        1

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)



                                                FOR  THE  THREE  MONTHS  ENDED   FOR  THE  SIX  MONTHS  ENDED
                                                   JUNE  30,      JUNE  30,       JUNE  30,     JUNE  30,
                                                     2004           2003           2004          2003

Revenues:
  Sales of antimony products and other . . . . .  $   510,324   $   542,359   $ 1,092,739   $ 1,561,855
  Sales of zeolite products. . . . . . . . . . .      342,013       143,058       537,099       263,758
                                                  ------------  ------------  ------------  ------------
                                                      852,337       685,417     1,629,838     1,825,613

Cost of sales:
  Cost of antimony production. . . . . . . . . .      442,614       470,254       849,235     1,245,920
  Cost of zeolite production . . . . . . . . . .      192,320       129,269       346,920       252,537
  Antimony depreciation. . . . . . . . . . . . .       10,300         9,476        20,600        18,953
  Zeolite depreciation . . . . . . . . . . . . .       13,800        13,686        27,600        27,372
  Antimony freight and delivery. . . . . . . . .       35,526        62,635        79,683       140,313
  Zeolite freight and delivery . . . . . . . . .      115,843        18,058       130,514        38,651
                                                  ------------  ------------  ------------  ------------
                                                      810,403       703,378     1,454,552     1,723,746

Gross profit (loss). . . . . . . . . . . . . . .       41,934       (17,961)      175,286       101,867
                                                  ------------  ------------  ------------  ------------

Other operating expenses:
  Bear River Zeolite general and administrative.       18,789        69,860        89,950       143,174
  Antimony general and administrative. . . . . .       62,004        98,995       152,544       229,879
  Bear River Zeolite sales expenses. . . . . . .       15,428        14,829        34,592        29,265
  Antimony sales expenses. . . . . . . . . . . .       11,805         9,398        25,873        34,966
                                                  ------------  ------------  ------------  ------------
                                                      108,026       193,082       302,959       437,284
                                                  ------------  ------------  ------------  ------------
Other (income) expense:
  Interest expense . . . . . . . . . . . . . . .       30,473        16,651        57,785        33,027
  Factoring expense. . . . . . . . . . . . . . .       20,964        27,659        40,243        61,224
  Interest income and other. . . . . . . . . . .       (1,977)       (5,044)       (2,463)       (5,649)
                                                  ------------  ------------  ------------  ------------
                                                       49,460        39,266        95,565        88,602
                                                  ------------  ------------  ------------  ------------

Net loss . . . . . . . . . . . . . . . . . . . .  $  (115,552)  $  (250,309)  $  (223,238)  $  (424,019)
                                                  ============  ============  ============  ============

Basic net loss per share of common stock . . . .  $       Nil   $       Nil   $       Nil   $       Nil
                                                  ============  ============  ============  ============

Basic weighted average shares outstanding. . . .   30,435,217    27,027,959    29,512,745    27,027,959
                                                  ============  ============  ============  ============




    The accompanying notes are an integral part of the financial statements.
                                        2

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


                                                                   FOR  THE  SIX  MONTHS  ENDED
                                                                     JUNE  30,     JUNE  30,
                                                                       2004         2003

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(223,238)  $(424,019)
  Adjustments to reconcile net loss to net cash used by operations:
      Depreciation and amortization . . . . . . . . . . . . . . . .     52,750      50,324
      Series D stock issued to directors. . . . . . . . . . . . . .          0       7,800
      Series D stock issued for legal services. . . . . . . . . . .          0      20,100
    Change in:
        Restricted cash . . . . . . . . . . . . . . . . . . . . . .    105,649     (11,484)
        Accounts receivable . . . . . . . . . . . . . . . . . . . .      8,530      76,712
        Inventories . . . . . . . . . . . . . . . . . . . . . . . .     12,917      36,204
        Accounts payable. . . . . . . . . . . . . . . . . . . . . .   (199,727)     67,029
        Accrued payroll and property taxes. . . . . . . . . . . . .    (39,178)    (68,492)
        Accrued payroll and other . . . . . . . . . . . . . . . . .      2,239       6,106
        Judgment payable. . . . . . . . . . . . . . . . . . . . . .      1,700       1,700
        Accrued interest payable. . . . . . . . . . . . . . . . . .      2,961      (4,023)
        Payable to related parties. . . . . . . . . . . . . . . . .      9,743     (44,310)
        Accrued reclamation costs . . . . . . . . . . . . . . . . .          0     (13,255)
                                                                     ----------  ----------
          Net cash used by operating activities . . . . . . . . . .   (265,654)   (299,608)
                                                                     ----------  ----------

Cash flows from investing activities:
  Purchase of properties, plants and equipment. . . . . . . . . . .   (127,289)    (32,573)
                                                                     ----------  ----------
          Net cash used in investing activities . . . . . . . . . .   (127,289)    (32,573)
                                                                     ----------  ----------

Cash flows from financing activities:
  Proceeds from stock subscriptions payable                                  0     275,000
  Proceeds from issuance of common stock and warrants . . . . . . .     10,000           0
  Proceeds from exercise of warrants. . . . . . . . . . . . . . . .    387,214           0
  Payments on notes payable to bank, net. . . . . . . . . . . . . .   (142,090)    (62,170)
  Proceeds from notes payable to bank . . . . . . . . . . . . . . .    122,121      49,368
  Change in checks issued and payable . . . . . . . . . . . . . . .     15,698      69,983
                                                                     ----------  ----------
          Net cash provided by financing activities . . . . . . . .    392,943     332,181
                                                                     ----------  ----------

Net change in cash. . . . . . . . . . . . . . . . . . . . . . . . .          0           0
Cash, beginning of period . . . . . . . . . . . . . . . . . . . . .          0           0
                                                                     ----------  ----------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . .  $       0   $       0
                                                                     ==========  ==========

Supplemental disclosures:
  Non cash financing activities:
    Common stock issued in satisfaction of accounts payable . . . .  $ 150,145
                                                                     ==========




The accompanying notes are an integral part of the financial statements.
                                3

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

1. BASIS  OF  PRESENTATION:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. Certain consolidated financial statement amounts for the three and six-month periods ended June 30, 2003 have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

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

4.     BUSINESS  SEGMENTS

The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments for the quarters ended June 30, 2004 and 2003 are as follows:


                                           2004     2003

Revenues:
    Antimony. . . . . . . . . . . . . .  $510,324  $542,359
    Zeolite . . . . . . . . . . . . . .   342,013   143,058
                                         --------  ---------
                                         $852,337  $685,417
                                         ========  =========
Cost of sales:
  Production and freight and delivery:
    Antimony. . . . . . . . . . . . . .  $478,140  $532,889
    Zeolite . . . . . . . . . . . . . .   308,163   147,327
  Depreciation:
    Antimony. . . . . . . . . . . . . .    10,300     9,476
    Zeolite . . . . . . . . . . . . . .    13,800    13,686
                                         --------  ---------
                                         $810,403  $703,378
                                         ========  =========

Gross profit (loss) . . . . . . . . . .  $ 41,934  $(17,961)
                                         ========  =========

Other operating expenses:
  Sales expense:
    Antimony. . . . . . . . . . . . . .  $ 11,805  $  9,398
    Zeolite . . . . . . . . . . . . . .    15,428    14,829
  General and administrative expense:
    Antimony. . . . . . . . . . . . . .    62,004    98,995
    Zeolite . . . . . . . . . . . . . .    18,789    69,860
                                         --------  ---------
                                         $108,026  $193,082
                                         ========  =========

Capital expenditures:
    Antimony. . . . . . . . . . . . . .  $ 19,700  $      0
    Zeolite . . . . . . . . . . . . . .    58,218    23,099
                                         --------  ---------
                                         $ 77,218  $ 23,099
                                         ========  =========

Properties, plant and equipment, net:
    Antimony. . . . . . . . . . . . . .  $128,208  $128,934
    Zeolite . . . . . . . . . . . . . .   505,192   386,731
                                         --------  ---------
                                         $633,400  $515,665
                                         ========  =========


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

Results  of  Operations

For the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003

The Company's operations resulted in a net loss of $115,552 for the three-month period ended June 30, 2004, compared with a net loss of $250,309 for the three-month period ended June 30, 2003. The decrease in net loss during the second quarter of 2004 compared to the net loss during the similar quarter of 2003 is primarily due to an increase in zeolite sales and a decrease in general and administrative costs in the Bear River Zeolite Division. The Company expects that in the fourth quarter of 2004 the worker's compensation insurance expense for the Company will decrease dramatically.

Total revenues from antimony product sales for the second quarter of 2004 were $510,324 compared with $542,359 during the comparable quarter of 2003, a decrease of $32,035. During the three-month period ended June 30, 2004, 69% of the Company's revenues from antimony product sales were from sales to one customer (Kohler Co.) and 10.49% were from sales to a second individual customer. Sales of antimony products during the second quarter of 2004 consisted of 326,465 pounds at an average sale price of $1.56 per pound. During the second quarter of 2003 sales of antimony products consisted of 435,396 pounds at an average sale price of $1.25 per pound. The increase in sale prices of antimony products from the second quarter of 2003 to the second quarter of 2004 is the result of a corresponding increase in antimony metal prices. The decrease in pounds of antimony sold is attributed to difficulties in procuring low priced raw material inventory and competition from Chinese suppliers.

Sales of zeolite products during the second quarter of 2004 were $342,013 compared to sales of $143,058 during the second quarter of 2003. Gross profit from antimony and zeolite sales during the second three-month period of 2004 was $41,934 compared with gross loss of $17,961 during the second three-month period of 2003.

During  the  second  quarter  of  2004,  the  Company incurred expenses totaling
$34,217 associated with sales development and general and administrative expenses of its wholly owned subsidiary, Bear River Zeolite, compared to $84,689 of expenses in the comparable quarter of 2003. The decrease in BRZ expenses was principally due to a decrease in general and administrative expenses in the second quarter 2004.

Antimony general and administrative expenses were $62,004 during the second quarter of 2004, compared to $98,995 during the second quarter of 2003. The decrease in general and administrative expenses during the second quarter of 2004 compared to the same quarter of 2003 was due to decreased repair, maintenance and legal expenses.

Antimony sales expenses were $11,805 during the second quarter of 2004 compared with $9,398 in the second quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

Interest expenses were $30,473 during the second quarter of 2004, compared to interest expense of $16,651 incurred during the second quarter of 2003; the increase in interest expense was due to the additional interest accrued on convertible notes.

Accounts receivable factoring expense was $20,964 during the second quarter of 2004 compared to $27,659 of factoring expense incurred during the second quarter of 2003. The decrease was primarily due to a decrease in finance charges.

Interest and other income increased from $1,977 during the second quarter of 2004 to $5,044 during the second quarter of 2003. The decrease was due to a corresponding decrease in related cash bonds.

For the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003

The Company's operations resulted in a net loss of $223,238 for the six-month period ended June 30, 2004, compared with a net loss of $424,019 for the six-month period ended June 30, 2003. The decrease in net loss from the first six months of 2004 compared to the first six months of 2003 is primarily due a decrease in general administrative and factoring expenses in 2004.

Total revenues from antimony product sales for the first six months of 2004 were $1,092,739 compared with $1,561,855 for the comparable period of 2003, a decrease of $469,116. During the six-month period ended June 30, 2004, 65.4% of the Company's revenues from antimony products sales were from sales to one customer (Kohler Co.) and 10.2% were from sales to a second individual customer. Sales of antimony products during the first six months of 2004 consisted of 727,961 pounds at an average sale price of $1.50 per pound. During the first six months of 2003 sales of antimony products consisted of 1,187,077 pounds at an average sale price of $1.32 per pound. The decrease in pounds of antimony sold is attributed to difficulties in procuring low priced raw material inventory and competition from Chinese suppliers. The increase in sale prices of antimony products from the first six months of 2004 to the first six months of 2003 is the result of a corresponding increase in antimony metal prices.

Sales of zeolite products during the first six months of 2004 were $537,099 compared to sales of $263,758 during the comparable period of 2003. Gross profit from antimony and zeolite sales during the first six-month period of 2004 was $175,286 compared with gross profit of $101,867 during the same six-month period of 2003.

During the first six months of 2004, the Company incurred expenses totaling $124,542 associated with sales development and general and administrative expenses of its wholly owned subsidiary, Bear River Zeolite, compared to $172,439 of expenses during the comparable period of 2003. The decrease in BRZ expenses was principally due to a decrease in general and administrative expenses.

Antimony general and administrative expenses were $152,544 during the first six months of 2004, compared to $229,879 during the first six months of 2003. The decrease in general and administrative expenses during the first six months of 2004 compared to the same period of 2003 was due to a decreased repair, maintenance and legal expenses.

Antimony sales expenses were $25,873 during the first six months of 2004 compared with $34,966 in the first six months of 2003, the decrease was principally due to the allocation of a portion of the Company's sales costs to BRZ.

Interest expense was $57,785 during the first six months of 2004, compared to interest expense of $33,027 incurred during the first six months of 2003. The increase was due to increased convertible debt in 2004 compared to 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

Accounts receivable factoring expense was $40,243 during the first six months of 2004 compared to $61,224 of factoring expense incurred during the first six months of 2003. The decrease was primarily due to decreased finance charges.

Interest and other income decreased from $5,649 during the first six months of 2003 to $2,463 during the first six months of 2004. The decrease was due to a corresponding decrease in cash bonds.

Financial  Condition  and  Liquidity

At June 30, 2004, Company assets totaled $952,494, and there was a stockholders' deficit of $1,368,215. The stockholders' deficit decreased $324,122 from December 31, 2003. The decrease is principally due to a decrease in accounts payable relating to the issuance of common stock in satisfaction of certain accrued legal fees and other payables during the six-month period ended June 30, 2004. At June 30, 2004, the Company's total current liabilities exceeded its total current assets by $1,336,695. Included in the Company's current liabilities are significant delinquent balances due raw materials suppliers, attorneys, and payroll taxing agencies. The Company has, to date, been able to sustain its operations through borrowings from major shareholders and sales of common stock. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the Company's 2003 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources from alternative financing resources. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain its operations and meet its financial obligations, there can be no assurance of such.

Cash used by operating activities during the first six months of 2004 was $265,654, and resulted primarily from the six-month net loss of $223,238.

Cash used in investing activities during the first six months of 2004 was $127,289 and was almost entirely related to the construction of capital assets at the Bear River Zeolite facility.

Cash provided by financing activities was $392,943 during the first six months of 2004, and was principally generated by proceeds from exercise of 1,936,070 warrants for $387,214 and proceeds from notes payable to banks of $122,121.

ITEM  3.     CONTROLS  AND  PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the President, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the President, concluded that disclosure controls and procedures were effective as of June 30, 2004, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. During the three-month period ended June 30, 2004, the Company issued 800,000 shares of its restricted common stock in connection with the exercise of $0.20 stock purchase warrants. During the six-month period ended June 30, 2004 the Company issued a total of 1,136,071 shares of its restricted common stock in connection with the exercise of $0.20 stock purchase warrants. In addition, during the six-month period ended June 30, 2004, the Company issued 631,790 shares of its common stock in connection with the extinguishment of certain accounts payable totaling $150,145; and sold 66,667 shares of its common stock for $10,000 cash.


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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



          By:/s/John C. Lawrence     Date: August 16, 2004
             --------------------          ---------------
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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions);

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


Date: August 16, 2004
     -----------------


/s/ John C. Lawrence
----------------------
John  C.  Lawrence
President,  Director  and  Principal  Financial  Officer

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, John C. Lawrence, President, Director and Principal Financial Officer of United States Antimony Corporation ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended June 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Date:

/s/ John C. Lawrence
----------------------
John  C.  Lawrence
President,  Director  and  Principal  Financial  Officer