Form 10QSB
period 2004-09-30
UNITED STATES ANTIMONY CORP
filed 2004-11-15
CIK 101538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB




(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

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
YES     X          No
     -----        ----


At November 10, 2004, the registrant had outstanding 30,948,816 shares of par value $0.01 common stock.

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2004




                               TABLE  OF  CONTENTS


                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements. . . . . . . . . . . . . . . . . . . . . .   1

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations     . . . . . . . . . . . . . . . . . . .   6

Item 3: Controls and Procedures . . . . . . . . . . . . . . . . . . . .   8

PART II - OTHER INFORMATION

Item 1: Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   9

Item 2: Changes in Securities . . . . . . . . . . . . . . . . . . . . .   9

Item 3: Defaults upon Senior Securities . . . . . . . . . . . . . . . .   9

Item 4: Submission of Matters to a Vote of Security Holders . . . . . .   9

Item 5: Other Information . . . . . . . . . . . . . . . . . . . . . . .   9

Item 6: Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .   9


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11







         [The balance of this page has been intentionally left blank.]

PART  I-FINANCIAL  INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS
UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  BALANCE  SHEETS
                                                                      (UNAUDITED)
                                                                     SEPTEMBER  30,     DECEMBER  31,
                                                                          2004            2003
                                                         ASSETS

Current assets:
Accounts receivable, less allowance
    for doubtful accounts of $30,000                                $     131,814   $     51,081
  Inventories                                                             132,658        153,053
                                                                    --------------  -------------
          Total current assets                                            264,472        204,134

Investment in USAMSA, net                                                   9,463         11,913
Properties, plants and equipment, net                                     645,678        554,311
Restricted cash for bank note payable                                           0        105,649
Restricted cash for reclamation bonds                                      99,043         99,043
Deferred financing costs                                                   24,375         30,000
                                                                    --------------  -------------
          Total assets                                              $   1,043,031   $  1,005,050
                                                                    ==============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Checks issued and payable                                         $     107,687   $     87,927
  Accounts payable                                                        638,550        909,696
  Accrued payroll and property taxes                                      148,069        197,761
  Accrued payroll and other                                                83,560         88,085
  Judgment payable                                                         55,680         53,130
  Accrued interest payable                                                 21,619         16,645
  Payable to related parties                                              286,867        232,111
  Notes payable to bank, current                                          191,494        144,391
  Accrued reclamation costs, current                                      151,000        151,000
                                                                    --------------  -------------
          Total current liabilities                                     1,684,526      1,880,746

Secured and unsecured convertible notes payable, non-current              350,000        350,000
Notes payable to bank, noncurrent                                         382,778        409,141
Accrued reclamations costs, noncurrent                                     57,500         57,500
                                                                    --------------  -------------
          Total liabilities                                             2,474,804      2,697,387
                                                                    --------------  -------------

Commitments and contingencies (Note 3)
Stockholders' deficit:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized:
      Series A: 4,500 shares issued and outstanding
        (liquidation preference $123,750 at December 31, 2003)                 45             45
      Series B: 750,000 shares issued and outstanding
        (liquidation preference $825,000 at December 31, 2003)              7,500          7,500
      Series C: 177,904 shares issued and outstanding
        (liquidation preference $97,847 at December 31, 2003)               1,779          1,779
      Series D: 1,836,672 shares issued and outstanding
        (liquidation preference $4,659,180 at December 31, 2003)           18,636         18,636
  Common stock, $0.01 par value, 50,000,000 shares
    authorized; 30,948,816 and 28,114,288 issued and outstanding          309,489        281,143
  Additional paid-in capital                                           17,946,984     17,387,970
  Accumulated deficit                                                 (19,716,206)   (19,389,410)
                                                                    --------------  -------------
          Total stockholders' deficit                                  (1,431,773)    (1,692,337)
                                                                    --------------  -------------
          Total liabilities and stockholders' deficit                   1,043,031   $  1,005,050
                                                                    ==============  =============


The accompanying notes are an integral part of the financial statements.
                                        1

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)



                                                       FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                           2004           2003           2004          2003

Revenues:
  Sales of antimony products                          $   569,361   $   678,060   $ 1,662,100   $ 2,239,915
  Sales of zeolite products                               249,585        85,291       786,683       349,049
                                                      ------------  ------------  ------------  ------------
                                                          818,946       763,351     2,448,783      2,588,964
                                                      ------------  ------------  ------------  ------------

Cost of sales:
  Cost of antimony production                             432,357       511,991     1,281,592     1,757,911
  Antimony freight and delivery                            38,671        67,042       118,354       207,355
  Antimony depreciation                                     8,425         9,475        29,025        28,428
                                                      ------------  ------------  ------------  ------------
     Total antimony cost of sales                         479,453       588,508     1,428,971     1,993,694


  Cost of zeolite production                              130,795        98,303       477,715       350,840
  Zeolite freight and delivery                             65,434        22,318       195,948        60,969
  Zeolite depreciation                                     22,031        13,686        49,631        41,058
                                                        ------------  ------------  ------------  -----------
     Total zeolite cost of sales                          218,260       134,307       723,694       452,867
                                                        ------------  ------------  ------------  -----------

     Total cost of sales                                 697,713       722,815     2,152,265      2,446,561
                                                      ------------  ------------  ------------  ------------

Gross profit                                              121,233        40,536       296,518       142,403
                                                      ------------  ------------  ------------  ------------

Other operating expenses:
  Corporate general and administrative                     93,937        91,824       246,108       316,558
  Antimony general and administrative                       5,872         9,448         6,245        14,593
  Bear River Zeolite general and administrative            56,936        47,872       146,886       191,046
  Antimony sales expenses                                  11,249        17,028        37,123        51,994
  Bear River Zeolite sales expenses                        13,243        20,652        47,834        49,917
                                                      ------------  ------------  ------------  ------------
                                                          181,237       186,824       484,196        624,108
                                                      ------------  ------------  ------------  ------------
Other (income) expense:
  Interest expense                                         18,823        21,266        76,608        54,293
  Factoring expense                                        25,113        22,320        65,356        83,544
  Interest income and other                                  (383)         (544)       (2,846)       (6,193)
                                                      ------------  ------------  ------------  ------------
                                                           43,553        43,042       139,118        131,644
                                                      ------------  ------------  ------------  ------------

Net loss                                              $  (103,557)  $  (189,330)  $  (326,796)  $  (613,349)
                                                      ============  ============  ============  ============

Basic net loss per share of common stock              $    Nil      $     (0.01)  $     (0.01)  $     (0.02)
                                                      ============  ============  ============  ============

Basic weighted average shares outstanding              30,929,251    27,027,959    29,958,360    26,865,026
                                                      ============  ============  ============  ============



 The accompanying notes are an integral part of the financial statements.
                                        2

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


                                                                  FOR  THE  NINE  MONTHS  ENDED
                                                                  SEPTEMBER  30,  SEPTEMBER  30,
                                                                      2004          2003

Cash flows from operating activities:
  Net loss                                                           $(326,796)  $(613,349)
  Adjustments to reconcile net loss to net cash used by operations:
    Depreciation and amortization                                       86,731      75,986
    Series D stock issued to directors                                       0      15,000
    Series D stock issued for legal services                                 0       7,800
  Change in:
      Restricted cash                                                  105,649      20,100
      Accounts receivable                                              (80,733)    (11,484)
      Inventories                                                       20,395      51,146
      Accounts payable                                                (121,001)     55,118
      Accrued payroll and property taxes                               (49,692)    124,933
      Accrued payroll and other                                         (4,525)    (39,444)
      Judgment payable                                                   2,550       1,017
      Accrued interest payable                                           4,974       2,550
      Payable to related parties                                        54,756      (4,023)
      Accrued reclamation costs                                              0     (25,082)
                                                                     ----------  ----------
        Net cash used by operating activities                         (307,692)   (339,732)
                                                                     ----------  ----------

Cash flows from investing activities:
  Purchase of properties, plants and equipment                        (170,023)   (101,326)
                                                                     ----------  ----------
        Net cash used by investing activities                         (170,023)   (101,326)
                                                                     ----------  ----------

Cash flows from financing activities:
  Proceeds from stock subscriptions payable                                  0     275,000
  Proceeds from issuance of common stock and warrants                   10,000           0
  Proceeds from exercise of warrants                                   427,215           0
  Proceeds from notes payable to bank                                  174,419     150,000
  Principal payments on notes payable to bank                         (153,679)   (117,770)
  Proceeds from related party advances, net                                  0      75,027
  Change in checks issued and payable                                   19,760      58,801
                                                                     ----------  ----------
        Net cash provided by financing activities                      477,715     441,058
                                                                     ----------  ----------

Net change in cash                                                           0           0
Cash, beginning of period                                                    0           0
                                                                     ----------  ----------
Cash, end of period                                                  $       0   $       0
                                                                     ==========  ==========

Supplemental disclosures:
  Non-cash financing activities:
    Common stock issued in satisfaction of accounts payable          $ 150,145
                                                                     ==========




 The accompanying notes are an integral part of the financial statements.
                                        3

UNITED  STATES  ANTIMONY  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

1. BASIS  OF  PRESENTATION:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. Certain consolidated financial statement amounts for the three and nine-month
periods  ended       September 30, 2003 have been reclassified to conform to the
2004 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

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

4.     BUSINESS  SEGMENTS

The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments.
Selected  information  with  respect  to  segments  for  the  quarters  ended
September  30,  2004  and  2003  are  as  follows:


                                                      2004     2003

Revenues:
    Antimony                                       $569,361  $678,060
    Zeolite                                         249,585    85,291
                                                   --------  --------
                                                   $818,946  $763,351
                                                   ========  ========
Cost of sales:
    Antimony production and freight and delivery   $471,028  $579,033
    Antimony depreciation                             8,425     9,475
                                                   --------  --------
      Total antimony cost of sales                  479,453   588,508

    Zeolite production and freight and delivery     196,229   120,621
    Zeolite depreciation                             22,031    13,686
                                                   --------  --------
                                                    218,260   134,307

                                                   $697,713  $722,815
                                                   ========  ========

Gross profit (loss)                                $121,233  $ 40,536
                                                   ========  ========

Other operating expenses:
  Sales expense:
    Antimony                                       $ 11,249  $ 17,028
    Zeolite                                          13,243    20,652
  General and administrative expense:
    Corporate                                        93,937    91,824
    Antimony                                          5,872     9,448
    Zeolite (including royalty expense)              56,936    47,872
                                                   --------  --------
                                                   $181,237  $186,824
                                                   ========  ========

Capital expenditures:
    Antimony                                       $      0  $ 23,491
    Zeolite                                          42,735    45,263
                                                   --------  --------
                                                   $ 42,735  $ 68,754
                                                   ========  ========

Properties, plant and equipment, net:
    Antimony                                       $119,783  $142,950
    Zeolite                                         525,895   418,306
                                                   --------  --------
                                                   $645,678  $561,256
                                                   ========  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results  of  Operations

For the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003

The Company's operations resulted in a net loss of $103,557 for the three-month period ended September 30, 2004, compared with a net loss of $189,330 for the three-month period ended September 30, 2003. The decrease in net loss during the second quarter of 2004 compared to the net loss during the similar quarter of 2003 is primarily due to an increase in zeolite sales.

Total revenues from antimony product sales for the second quarter of 2004 were $569,361 compared with $678,060 during the comparable quarter of 2003, a decrease of $108,699. During the three-month period ended September 30, 2004, 70% of the Company's revenues from antimony product sales were from sales to one customer (Kohler, Co.). Sales of antimony products during the third quarter of 2004 consisted of 392,872 pounds at an average sale price of $1.45 per pound. During the third quarter of 2003 sales of antimony products consisted of 529,457 pounds at an average sale price of $1.28 per pound. The increase in sale prices of antimony products from the third quarter of 2003 to the third quarter of 2004 is the result of a corresponding increase in antimony metal prices. The decrease in pounds of antimony sold is attributed to difficulties in procuring low priced raw material inventory and competition from Chinese suppliers.

Sales of zeolite products during the third quarter of 2004 were $249,585 compared to sales of $85,291 during the third quarter of 2003. The increase in sales of zeolite is due to the Company expanding its zeolite plant and expanding its product base.

Gross profit from antimony and zeolite sales during the third three-month period of 2004 was $121,233 compared with gross profit of $40,536 during the third three-month period of 2003.

During the third quarter of 2004, the Company incurred expenses totaling $70,179 associated with sales development and general and administrative expenses of its wholly-owned subsidiary, Bear River Zeolite, compared to $68,524 of expenses in the comparable quarter of 2003. The increase in BRZ expenses was principally due to an increase in general and administrative expenses in the third quarter of 2004.

Antimony general and administrative expenses were $99,809 during the third quarter of 2004, compared to $101,272 during the same quarter of 2003.

Antimony sales expenses were $11,249 during the third quarter of 2004 compared with $17,028 in the third quarter of 2003.

Interest expense was $18,823 during the third quarter of 2004, compared to interest expense of $21,266 incurred during the third quarter of 2003; the decrease in interest expense was due to the additional convertible notes.

Accounts receivable factoring expense was $25,113 during the third quarter of 2004 compared to $22,320 of factoring expense incurred during the third quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Interest and other income decreased to $383 during the third quarter of 2004 from $544 during the third quarter of 2003.

For the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003

The Company's operations resulted in a net loss of $326,796 for the nine-month period ended September 30, 2004, compared with a net loss of $613,349 for the nine-month period ended September 30, 2003. The decrease in net loss for the first nine months of 2004 compared to the first nine months of 2003 is primarily due an increase in gross profit and a decrease in general administrative and sales expense in 2004.

Total revenues from antimony product sales for the first nine months of 2004 were $1,662,100 compared with $2,239,915 for the comparable period of 2003, a decrease of $577,815. During the nine-month period ended September 30, 2004, 67% of the Company's revenues from antimony products sales were from sales to one customer (Kohler, Co.) and 5% were from sales to a second individual customer. Sales of antimony products during the first nine months of 2004 consisted of 1,120,833 pounds at an average sale price of $1.48 per pound. During the first nine months of 2003 sales of antimony products consisted of 1,716,534 pounds at an average sale price of $1.30 per pound. The decrease in pounds of antimony sold is attributed to difficulties in procuring low priced raw material inventory and competition from Chinese suppliers. The increase in sale prices of antimony products from the first nine months of 2004 to the first nine months of 2003 is the result of a corresponding increase in antimony metal prices.

Sales of zeolite products during the first nine months of 2004 were $786,683 compared to sales of $349,049 during the comparable period of 2003. The increase in sales of zeolite is due to the Company expanding its zeolite plant and expanding its product base.

Gross profit from antimony and zeolite sales during the first nine-month period of 2004 was $296,518 compared with gross profit of $142,403 during the same nine-month period of 2003.

During the first nine months of 2004, the Company incurred expenses totaling $194,720 associated with sales development and general and administrative expenses of its wholly owned subsidiary, Bear River Zeolite, compared to $240,963 of expenses during the comparable period of 2003. The decrease in BRZ expenses was principally due to a decrease in general and administrative expenses.

Antimony general and administrative expenses were $252,353 during the first nine months of 2004, compared to $331,151 during the first nine months of 2003. The decrease in general and administrative expenses during the first nine months of 2004 compared to the same period of 2003 was due to a decreased repair, maintenance and legal expenses.

Antimony sales expenses were $37,123 during the first nine months of 2004 compared with $51,994 in the first nine months of 2003.

Interest expense was $76,608 during the first nine months of 2004, compared to interest expense of $54,293 incurred during the first nine months of 2003. The increase was due to increased convertible debt in 2004 compared to 2003.

Accounts receivable factoring expense was $65,356 during the first nine months of 2004 compared to $83,544 of factoring expense incurred during the first nine months of 2003. The decrease was primarily due to a decrease in sales of antimony factored.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Interest and other income decreased from $6,193 during the first nine months of 2003 to $2,846 during the first nine months of 2004. The decrease was due to a corresponding decrease in cash bonds.

Financial  Condition  and  Liquidity

At September 30, 2004, Company assets totaled $1,043,031, and there was a stockholders' deficit of $1,431,773. The stockholders' deficit decreased $260,564 from December 31, 2003. The decrease is principally due to the issuance of common stock in satisfaction of certain accrued legal fees and other payables during the nine-month period ended September 30, 2004. At September 30, 2004, the Company's total current liabilities exceeded its total current assets by $1,420,054. Included in the Company's current liabilities are significant delinquent balances due to raw materials suppliers, attorneys, and payroll taxing agencies. The Company has, to date, been able to sustain its operations through borrowings from major shareholders and sales of common stock. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the Company's 2003 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources from alternative financing resources. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain its operations and meet its financial obligations, there can be no assurance of such.

     Cash used by operating activities during the first nine months of 2004 was $307,692 and resulted primarily from the nine-month net loss of $326,796.

Cash used by investing activities during the first nine months of 2004 was $170,023 and was almost entirely related to the construction of capital assets at the Bear River Zeolite facility.

Cash provided by financing activities was $477,715 during the first nine months of 2004, and was principally generated by proceeds from exercise of 2,136,070 warrants for $427,215 and proceeds from notes payable to banks of $174,419.

ITEM  3.     CONTROLS  AND  PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the President, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the President, concluded that disclosure controls and procedures were effective as of September 30, 2004, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. During the three-month period ended September 30, 2004, the Company issued 200,000 shares of its restricted common stock in connection with the exercise of $0.20 stock purchase warrants. During the nine-month period ended September 30, 2004 the Company issued a total of 2,136,071 shares of its restricted common stock in connection with the exercise of $0.20 stock purchase warrants. In addition, during the nine-month period ended September 30, 2004, the Company issued 631,790 shares of its common stock in connection with the extinguishment of certain accounts payable totaling $150,145; and sold 66,667 shares of its common stock for $10,000 cash.


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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



          By:/s/John  C.  Lawerence     Date:  November  12,  2004
             ----------------------     --------------------------
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


Date:  November  12,  2004
       -------------------


/s/John  C.  Lawrence
---------------------
John  C.  Lawrence
President,  Director  and  Principal  Financial  Officer

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, John C. Lawrence, President, Director and Principal Financial Officer of United States Antimony Corporation ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended September 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Date:  November  12,  2004
     ---------------------

/s/  John  C.  Lawrence
-----------------------
John  C.  Lawrence
President, Director  and  Principal  Financial  Officer