Form 10KSB
period 2004-12-31
UNITED STATES ANTIMONY CORP
filed 2005-04-18
CIK 101538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period __________ to __________

                         Commission file number 33-00215

                       UNITED STATES ANTIMONY CORPORATION
                       ----------------------------------
                 (Name of small business issuer in its charter)

             Montana                                            81-0305822
             -------                                            ----------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

        P.O. Box 643, Thompson Falls, Montana                    59873
        -------------------------------------                    -----
       (Address of principal executive offices)                (Zip code)

       Registrant's telephone number, including area code: (406) 827-3523

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]      No  [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $3,122,892.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $16,043,531 as of March 28, 2005.

At March 28, 2005, the registrant had 31,595,483 outstanding shares of par value $0.01 common stock.

================================================================================

                                TABLE OF CONTENTS

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS.......................................       2
             General ...................................................       2
             History....................................................       2
             Overview-2004..............................................       2
             Risk Factors...............................................       3
             Antimony Division..........................................       4
             Zeolite Division...........................................       5
             Environmental Matters......................................       6
             Employees..................................................       8
             Other......................................................       8

ITEM 2.   DESCRIPTION OF PROPERTIES.....................................       8
             Antimony Division..........................................       8
             Zeolite Division...........................................       8

ITEM 3.   LEGAL PROCEEDINGS.............................................       8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........       8

                                 PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.......................................................       9

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS....................................................       9

ITEM 7.   FINANCIAL STATEMENTS..........................................      11

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE...........................      11

ITEM 8-A  CONTROLS AND PROCEDURES.......................................      11

                                PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT...........................................................      11

ITEM 10.  EXECUTIVE COMPENSATION........................................      12

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................      13

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................      14

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..............................      15

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES........................      18

SIGNATURES       .......................................................      19

CERTIFICATIONS   .......................................................      20

FINANCIAL STATEMENTS....................................................  F1-F24

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

--------------------------------------------------------------------------------
         EXPLANATORY NOTE: As used in this report, the terms "we," "us" and "our" are used to refer to United States Antimony Corporation and, as the context requires, its management.
--------------------------------------------------------------------------------

Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

         o   discuss our future expectations;

         o contain projections of our future results of operations or of our financial condition; and

         o   state other "forward-looking" information.

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

OVERVIEW-2004

ANTIMONY SALES

During 2004, sales of our antimony products decreased approximately 21% from that of 2003. The contract with our major customer contained a "meet or release" clause which required us to meet prices offered by our competitors, or release the customer from their purchase commitment. Due to low prices offered to our major customer by certain competitors, we decreased our sales prices to retain the business. This significantly reduced our sales and gross profit during the first three quarters of the year. Additionally, we decided during the first quarter that we could no longer purchase Chinese raw materials and produce our products economically. Accordingly, we discontinued the purchase of Chinese raw materials and curtailed sales.

BEAR RIVER ZEOLITE COMPANY

During 2004, significant costs were incurred by BRZ to expand the plant, repair equipment, research and develop new products, and to market the product. Sales of zeolite increased 97% during 2004 from 2003.

YELLOW JACKET RECLAMATION

The Yellow Jacket mill site was essentially reclaimed in 2002. Little work was performed in 2004 and 2003, and the project is complete.

YANKEE FORK MILL SITE RECLAMATION

During 2004 most of the reclamation work was completed. Work scheduled for 2005 includes water monitoring, seeding and fertilizing.

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

WE HAVE A NEGATIVE NET WORTH, HAVE INCURRED SIGNIFICANT LOSSES, AND MAY INCUR LOSSES IN THE FUTURE.

We have not generated an operating profit for several years, although we did generate gross profit from operations during the fourth quarter of 2004. We have been able to continue operations from gross profit from our antimony operations, sales of common stock and borrowings from banks and others. As of December 31, 2004, we had a stockholders' deficit of $1,021,141 and we may incur net losses for the foreseeable future unless and until we are able to establish profitable business operations and reduce cash outflows from general and administrative expenses and property reclamation costs. As of December 31, 2004, we had total current assets of $306,222 and total current liabilities of $1,098,710, or negative working capital of approximately $792,488.

OUR AUDITORS' REPORT AS OF MARCH 21, 2005 RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the year ended December 31, 2004, which are included in this report, indicate that there was doubt as of March 21, 2005 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

WE ARE DELINQUENT OR IN ARREARS ON SIGNIFICANT CURRENT LIABILITIES; AND COLLECTION EFFORTS BY CREDITORS COULD JEOPARDIZE OUR VIABILITY AS A GOING CONCERN AND CLOSE DOWN OUR OPERATIONS.

As of December 31, 2004, we are delinquent on the payment of several current liabilities including payroll and property taxes of approximately $74,000, accounts payable of approximately $294,000 and accrued interest payable in the amount of $30,890. In the absence of payment arrangements, creditors could individually or collectively demand immediate payment and jeopardize our ability to fund operations and correspondingly damage our business. Creditors who are owed taxes have the power to seize our assets for payment of amounts past due and close down our operations.

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

OUR EXISTING DEBT IS SECURED BY PLEDGES TO THE BANK AND TO OUR PRESIDENT, JOHN
C. LAWRENCE, OF SUBSTANTIALLY ALL OF OUR ASSETS. IN ADDITION, WE OWE A SECURED CONVERTIBLE NOTE PAYABLE TO A COMPANY CONTROLLED BY A SIGNIFICANT SHAREHOLDER THAT IS SECURED BY 100% OF OUR STOCK IN BRZ. THEREFORE, A DEFAULT IN THE PAYMENT OF ANY SECURED DEBT COULD RESULT IN A LOSS OF THE RELATED ASSETS AND OUR ABILITY TO CONTINUE OPERATIONS.

As of December 31, 2004, our bank debt in the amount of $609,440 is secured by a collateral pledge of substantially all of our mining equipment as well as our patented and unpatented mining claims in Sanders County, Montana. Pursuant to the terms of convertible and secured convertible notes payable, we owe quarterly interest payments, which if we don't or are unable to pay will result in a default on the notes. Our president, John C. Lawrence, has also guaranteed repayment of all our bank debt and has a secured interest in our assets as well. In the event we are unable to pay the bank debt as it matures, there is a risk the bank may foreclose its security interest and we would lose all or a portion of our equipment as well as our patented and unpatented mining claims.

WE MAY HAVE UNASSERTED LIABILITIES FOR ENVIRONMENTAL RECLAMATION.

Our research, development, manufacturing and production processes involve the controlled use of hazardous materials, and we are subject to various environmental and occupational safety laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and some waste products. The risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result and any liability could exceed our financial resources. We also have two ongoing environmental reclamation and remediation projects, one at our current production facility in Montana and one at a discontinued mining operation in Idaho. Adequate financial resources may not be available to ultimately finish the reclamation activities if changes in environmental laws and regulations occur; and these changes could adversely affect our cash flow and profitability. We do not have environmental liability insurance now; and we do not expect to be able to obtain insurance at a reasonable cost. If we incur liability for environmental damages while we are uninsured, it could have a harmful effect on our financial condition and us. The range of reasonably possible losses from our exposure to environmental liabilities in excess of amounts accrued to date cannot be reasonably estimated at this time.

SOME OF OUR ACCRUALS FOR ENVIRONMENTAL OBLIGATIONS ARE CURRENT LIABILITIES.

We have accruals totaling $142,500 on our balance sheet at December 31, 2004, for our environmental reclamation responsibilities, $100,000 of which are classified as current. If we are not able to adequately perform our reclamation activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

ANTIMONY DIVISION

Our antimony mining properties, mill and metallurgical plant are located in the Burns Mining District of Sanders County, Montana, approximately 15 miles west of Thompson Falls. We hold 12 patented lode claims, some of which are contiguous, and 2 patented mill sites. We have no "proven reserves" or "probable reserves" of antimony, as these terms are defined by the Securities and Exchange Commission. Environmental restrictions preclude mining at this site.

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

We currently own 50% of the common stock of United States Antimony, Mexico S.A. de C.V. ("USAMSA"), which was formed in April 1998. During 1999 and 1998, we invested capital and surplus equipment from our Thompson Falls antimony operation in USAMSA, which was used for the construction of an antimony processing plant in Mexico. During the later part of 2000 we finalized our 50% investment in USAMSA. To date, two antimony processing furnaces and a warehouse building have been built and limited antimony processing has taken place. During 2004 and 2003, USAMSA was idle and had no production activities due to volatile antimony prices and the lack of operating and development capital. During 2002, we adjusted our investment in USAMSA to recognize an impairment of its value. During 2004 and 2003, our investment in USAMSA was further decreased, reflecting our share of its 2004 and 2003 operating losses.

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

We estimate (but have not independently confirmed) that our present share of the domestic market for antimony oxide products is approximately 4%. We are the only significant U.S. producer of antimony products. The balance of domestic sales are foreign imports (primarily from Chinese and Belgian suppliers).

For the year ended December 31, 2004, we sold 1,474,636 pounds of antimony products generating approximately $2.18 million in revenues. During 2003, we sold 2,166,691 pounds of antimony products generating approximately $2.75 million in revenues. During 2004 and 2003, approximately 66% and 56%, respectively, of our antimony sales were made to one customer.

MARKETING We employ full-time marketing personnel and have negotiated various commission based sales agreements with other chemical distribution companies.

ANTIMONY PRICE FLUCTUATIONS: Our operating results have been, and will continue to be, directly related to the market prices of antimony metal, which have fluctuated widely in recent years. The volatility of prices is illustrated by the following table, which sets forth the average prices of antimony metal per pound as reported by sources deemed reliable by us.

                       YEAR      AVERAGE PRICE
                       ----      -------------
                       2004          $1.32
                       2003           1.21
                       2002           0.88
                       2001           0.58
                       2000           0.67
                       1999           0.58
                       1998           0.63

The range of sales prices for antimony oxide per pound was as follows for the periods indicated:

              YEAR        HIGH      LOW       AVERAGE PRICE
              ----        ----      ---       -------------
              2004       $5.45     $0.95          $1.48
              2003        5.45      1.01           1.27
              2002        5.25      0.71           0.99
              2001        5.99      0.66           0.93
              2000        5.88      0.65           0.99
              1999        5.52      0.65           0.85
              1998        5.57      0.83           1.13

Antimony metal prices are determined by a number of variables over which we have no control. These include the availability and price of imported metals, the quantity of new metal supply, and industrial and commercial demand. If metal prices decline and remain depressed, our revenues and profitability may be adversely affected.

We use various antimony raw materials to produce our products. We currently obtain antimony raw material from sources in Canada and the U.S.

ZEOLITE DIVISION

We own 100% of Bear River Zeolite Company, an Idaho corporation incorporated on June 1, 2000. BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment. The royalty is a percentage of the zeolite sales price (FOB mine). The minimum annual royalty during the first five years is $1,000. During 2002, we sold additional royalty interests in BRZ to a company controlled by Al Dugan, a majority shareholder and, as such, an affiliate. The royalties granted Mr. Dugan's company a payment equal to 3% of all gross sales (FOB mine) on zeolite products. On a combined basis, royalties vary from 8%-13%. BRZ has constructed a processing plant on the property and is currently improving its productive capacity. Through December 31, 2004, we had spent approximately $718,000 to purchase and construct the processing plant.

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

"Zeolite" refers to a group of minerals that consist of hydrated aluminosilicates that hold cations such as calcium, sodium, ammonium and potassium in their crystal lattice. Water is loosely held in cavities in the lattice. BRZ's zeolite deposits have characteristics, which make the mineral useful for a variety of purposes including:

         o Soil Amendment and Fertilizer. Zeolite has been successfully used to fertilize golf courses, sports fields, parks and common areas, and high value crops, including corn, potatoes, soybeans, red beets, acorn squash, green beans, sorghum sudangrass, brussel sprouts, cabbage, carrots, tomatoes, cauliflower, radishes, strawberries, wheat, lettuce and broccoli.
         o Water Filtration. Zeolite is used for particulate, heavy metal and ammonium removal in swimming pools, municipal water systems, fisheries, fish farms, and aquariums.
         o Sewage Treatment. Zeolite is used in sewage treatment plants to remove nitrogen and as a carrier for microorganisms.
         o Nuclear Waste and Other Environmental Cleanup. Zeolite has shown a strong ability to selectively remove strontium, cesium and various other radioactive isotopes from solution. Zeolite can also be used for the cleanup of soluble metals such as mercury, chromium, copper, lead, zinc, arsenic, molybdenum, nickel, cobalt, antimony, calcium, silver and uranium.
         o Odor Control. A major cause of odor around cattle, hog, and poultry feed lots is the generation of the ammonium in urea and manure. The ability of zeolite to absorb ammonium prevents the formation of ammonia gas, which generates the odor.
         o Gas Separation. Zeolite has been used for some time to separate gases, to re-oxygenate downstream water from sewage plants, smelters, pulp and paper plants, and fish ponds and tanks, and to remove carbon dioxide, sulfur dioxide and hydrogen sulfide from methane generators as organic waste, sanitary landfills, municipal sewage systems and animal waste treatment facilities.
         o Animal Nutrition. Feeding up to 2% zeolite increases growth rates, decreases conversion rates, prevents worms, and increases longevity.
         o Miscellaneous Uses. Other uses include catalysts, petroleum refining, building applications, solar energy and heat exchange, desiccants, pellet binding, horse and kitty litter, floor cleaner and carriers for insecticides, pesticides and herbicides.

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

YANKEE FORK MILL SITE.

During 2004, USAC spent $40,674 and essentially finished the bulk of the reclamation work at the Yankee Fork mill site. Monitoring of the reclamation site will continue through 2005. At December 31, 2004, we have accrued $5,000 for the remaining activities.

ANTIMONY PROCESSING SITE.

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site"). Under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality, we performed substantial environmental reclamation activities during 2000 and 1999. The regulatory agencies require that we line a storm water pond and construct a water treatment facility and thus fulfill the majority of our environmental responsibilities at the Stibnite Hill Mine site. At December 31, 2004, we have accrued $130,000, most of which is classified as current for our antimony site reclamation activities.

YELLOW JACKET MINE.

During 2002, we received notification from the U.S. Forest Service outlining only minor tasks to be performed during the 2003 field season. These tasks have been completed. At December 31, 2004, we have not accrued any liability for reclamation activities at the Yellow Jacket Mine.

BRZ.

During 2001, we recorded a reclamation accrual for our Bear River Zeolite subsidiary, based on an analysis performed by management and reviewed and approved by regulatory authorities for environmental bonding purposes. The accrual of $7,500 represents the Company's estimated costs of reclaiming, in accordance with regulatory requirements, the acreage disturbed by our zeolite operations and remains unchanged at December 31, 2004.

GENERAL.

Reclamation activities at the Yellow Jacket Mine and the Thompson Falls Antimony Plant have proceeded under supervision of the U.S. Forest Service and applicable State Departments of Environmental Quality. We have complied with regulators' requirements and do not expect the imposition of substantial additional requirements.

We have posted cash performance bonds with a bank and the U.S. Forest Service in connection with our reclamation activities. In 2004, 2002 and 2001, the U.S. Forest Service released a substantial portion of the environmental bonding funds that had been deposited for remediation of the Yellow Jacket Mine.

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2004. We have made significant reclamation and remediation progress on all our properties over the past three years and have complied with regulatory requirements in our environmental remediation efforts. The changes in amounts accrued for environmental remediation activities during the years ended December 31, 2004 and 2003 are as follows:

                                YANKEE FORK   THOMPSON FALLS   YELLOW JACKET    BEAR RIVER
                                 MILL SITE    ANTIMONY PLANT       MINE          ZEOLITE           TOTAL
                                 ---------    --------------       ----          -------           -----
Balances, December 31, 2002     $   40,000      $  144,550      $    4,565      $    7,500      $  196,615
Less: Reclamation Costs            (22,397)         (2,683)                                        (25,080)
Adjustment of Accrued
   Remediation Costs                27,397           8,133           1,435                          36,965
                                ----------      ----------      ----------      ----------      ----------
Balances, December 31, 2003         45,000         150,000           6,000           7,500         208,500
Less: Reclamation Costs            (40,674)         (4,441)                                        (45,115)
Adjustment of Accrued
   Remediation Costs                   674         (15,559)         (6,000)                        (20,885)
                                ----------      ----------      ----------      ----------      ----------
Balances, December 31, 2004     $    5,000      $  130,000      $     --        $    7,500      $  142,500
                                ==========      ==========      ==========      ==========      ==========

EMPLOYEES

As of December 31, 2004, we employed 31 full-time employees. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement.

OTHER

We hold no material patents, licenses, franchises or concessions, however we consider our antimony processing plant proprietary in nature. We use the trade name "Montana Brand Antimony Oxide" for marketing our antimony products.

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

ZEOLITE DIVISION

We own 100% of Bear River Zeolite Company ("BRZ"), an Idaho corporation incorporated on June 1, 2000. BRZ has entered into a mining lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for royalty payments. The royalty is a percentage of the processed ore sale price (FOB mine). The minimum annual royalty during the first five years is $1,000. The royalty is also payable on zeolite mined on adjacent Bureau of Land Management ("BLM") ground on which BRZ has located five additional BLM claims, if BRZ accesses those claims across the leased property. We are also subject to a 3% royalty on all gross zeolite sales (FOB mine), payable to a company controlled by Al Dugan, a major shareholder and an affiliate. On a combined basis, royalties vary from 8%-13%. BRZ has constructed a processing plant on the property.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

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

                  2004                        HIGH                LOW
                  ----                        ----                ---
             First Quarter                  $  0.51            $  0.20
             Second Quarter                    0.51               0.25
             Third Quarter                     0.52               0.24
             Fourth Quarter                    0.50               0.34

                  2003                        HIGH                LOW
                  ----                        ----                ---
             First Quarter                  $  0.24            $  0.14
             Second Quarter                    0.33               0.13
             Third Quarter                     0.26               0.16
             Fourth Quarter                    0.26               0.14

The approximate number of record holders of our common stock at March 28, 2005 is 2,631.

We have not declared or paid any dividends to our stockholders during the last five years and do not anticipate paying dividends on our common stock in the foreseeable future. Instead, we expect to retain earnings, if any, for the operation and expansion of our business.

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

RESULTS OF OPERATIONS

The Company reported a net loss of $93,164 in 2004 compared to a net loss of $798,634 in 2003. The decrease in the loss during 2004 was primarily the result of increased zeolite sales and decreased general and administrative expenses. In addition, the company negotiated a reduction in one debt, and determined that another debt was no longer valid due to the statute of limitations. This resulted in non-operating revenue recognition of $150,994.

Total sales of antimony products were $2,179,956 for 2004, compared with $2,746,880 for 2003, a decrease of $566,924. During the year ended December 31, 2004, sales of antimony products consisted of 1,474,636 pounds at an average sale price of $1.48 per pound. Sales of antimony products during the year ended December 31, 2003 consisted of 2,166,691 pounds at an average sale price of $1.27 per pound. The decrease in the amount of pounds sold during 2004 primarily attributable to two factors. The contract with our major customer contained a "meet or release" clause which required us to meet prices offered by our competitors, or release the customer from their purchase commitment. Due to low prices offered to our major customer by certain competitors, we decreased our sales prices to retain the business. This significantly reduced our sales and gross profit during the first three quarters of the year. Additionally, we decided during the first quarter that we could no longer purchase Chinese raw materials and produce our products economically. Accordingly, we discontinued the purchase of Chinese raw materials and curtailed sales.

Combined costs of antimony production and freight and delivery were $1,688,005, or $1.14 per pound sold for the year ended December 31, 2004, as compared to $2,396,554, or $1.11 per pound sold, for the year ended December 31, 2003. The increase in costs per pound is partially due to an increase in production costs, primarily due to increased propane prices. Additionally, with fewer pounds of antimony products being sold, the fixed costs per pound of antimony produced increased in 2004. Depreciation expense in the Antimony division was $41,449 during 2004 compared to $41,288 during 2003.

Total sales of zeolite products were $942,936 for 2004, compared with $479,331 for 2003, an increase of $463,605. This represents a sales increase of 97% from 2003 to 2004. Combined costs of zeolite production and freight and delivery were $693,004 for 2004, compared with $545,572 for 2003. The tons shipped in 2004 were 10,333 tons compared to 4,526 tons in 2003, an increase of 128%. Depreciation expense was $70,875 for BRZ during 2004, compared to $55,254 during 2003. The increase in depreciation expense during 2004 was due to more depreciable assets placed in service during 2004.

During 2004, the Company incurred antimony-related general and administrative expenses totaling $337,409, compared with $468,477 during 2003. During 2004, the Company incurred zeolite-related general and administrative expenses totaling $260,405, compared with $155,839 during 2003. The overall decrease in general and administrative expenses was due to concerted efforts to decrease overhead costs.

Reclamation at Yellow Jacket is complete. Yankee Fork Mill Site reclamation was $40,674 in 2004 compared to $22,397 in 2003. The Company believes it has completed its reclamation work at Yankee Fork. Water monitoring and vegetation are the Company's final responsibilities at Yankee Fork. The Company spent $4,441 for reclamation work during 2004 at the Thompson Falls antimony plant compared to $2,683 during 2003.

Antimony sales expenses were $48,005 for 2004, compared with $67,818 for 2003. BRZ sales expenses decreased to $52,410 in 2004, from $104,550 in 2003. The decrease in antimony sales expenses during 2004 was primarily related to fewer sales commissions paid to independent brokers for our products during 2004. The decrease in BRZ sales expenses was due to completion of additional marketing efforts of zeolite in Canada in 2003.

Interest expense was $112,663 for 2004, compared with $82,855 for 2003. We expect our interest expense to increase during 2005 due to the financing of equipment purchased during 2004.

Accounts receivable factoring expense was $88,952 for 2004, compared with $106,175 for 2003. The decrease was due to decreased antimony sales and fewer accounts receivable.

FINANCIAL CONDITION AND LIQUIDITY

At December 31, 2004, Company assets totaled $1,106,764, and there was a stockholders' deficit of $1,021,141. In addition, at December 31, 2004, the Company's total current liabilities exceeded its total current assets by $792,488. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in our 2004 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic, there can be no assurance that the Company will be able to sustain profitable operations and meet its financial obligations.

Other significant financial commitments for future periods will include:

         o   Servicing notes payable to bank.
         o Paying delinquent property and payroll tax liabilities and accounts payable.
         o Fulfilling responsibilities with environmental, labor safety and securities regulatory agencies.
         o Keeping current with the interest payment requirements of the secured and unsecured convertible notes payable.

Cash used by operating activities during 2004 was $426,042, and resulted primarily from the reduction of current liabilities.

Cash used by investing activities during 2004 was $221,016, which was primarily related to the construction and purchases of capital assets used at the Bear River Zeolite facility.

The Company was able to fund its operating loss and its acquisition of plant and equipment during 2004 from net cash provided by financing activities of $658,700, including $633,229 generated from sales of unregistered common stock and warrants.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of directors and executive officers at December 31, 2004, is as follows:

         Name                Age     Affiliation              Expiration of Term
         ----                ---     -----------              ------------------

         John C. Lawrence    66    Chairman, President,       Annual meeting
                                   Secretary, and Treasurer;
                                   Director
         Robert A. Rice      80    Director                   Annual meeting
         Leo Jackson         63    Director                   Annual meeting

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

BOARD MEETINGS AND COMMITTEES. Our Board of Directors held twelve (12) regular meetings during the 2004 calendar year. Each incumbent director attended at least 75% of the meetings held during the 2004 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member. Our Board of Directors does not have a Compensation Committee, or a Nominating Committee.

Our Board of Directors has established an Audit Committee consisting of one member (Robert A. Rice) of the Board of Directors not involved in our day-to-day financial management. Mr. Rice is not considered a financial expert; the Company does not have the necessary capital resources to attract and retain an independent financial expert to serve on its Audit Committee.

BOARD MEMBER COMPENSATION. We paid directors' fees in the form of 52,000 shares of our Series D Preferred Stock per director during 2004.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and the holders of 10% or more of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of our common stock are required by the regulation to furnish us with copies of all Section 16(a) forms they have filed. Based solely on our review of copies of Forms 3, 4, and 5 furnished to us, Mr. Lawrence timely filed Form 4 reports during 2004. Mr. Rice and Mr. Jackson did not file timely Form 4 or Form 5 reports during 2004. Al W. Dugan, a shareholder who became a 10% beneficial owner during 2000, has timely filed Form 4 reports during 2004.

Code of Ethics
--------------

The Company has adopted a Code of Ethics that applies to the Company's executive officers and its directors. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at: United States Antimony Corporation, P.O. Box 643, Thompson Falls, MT 59873.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The Securities and Exchange Commission requires the following table setting forth for fiscal years ending December 31, 2004, 2003 and 2002; the compensation paid by USAC to its principal executive officer.

                                         ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                           ----------------------------------------- ----------------------------------------------
                                                                             AWARDS                 PAYOUTS
                                                                     ----------------------  ----------------------
                                                                     Restricted  Securities    All
Name and Principal                                    Other Annual    Options/   Underlying   Other     All Other
Position                   Year   Salary    Bonus    Compensation(1)  Awards(2)  LTIP SARs   Payouts   Compensation
--------                   ----   ------    -----    ---------------  ---------  ---------   -------   ------------
John C. Lawrence,          2004   $96,000     N/A         $5,538       $19,500      None       None        None
President

John C. Lawrence,          2003   $96,000     N/A         $5,538        $2,400      None       None        None
President

John C. Lawrence,          2002   $96,000     N/A         $5,538         $0         None       None        None
President

(1)      Represents earned but unused vacation.
(2) These figures represent the fair values, as of the date of issuance, of the annual director's fee payable to Mr. Lawrence in the form of shares of USAC's Series D Preferred stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2005, by (i) each person who is known by us to beneficially own more than 5% of our Series A, C, and D preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 1250 Prospect Creek Road, Thompson Falls, Montana 59873.

                         NAME AND ADDRESS OF                           AMOUNT AND NATURE OF              PERCENT OF
TITLE OF CLASS           BENEFICIAL OWNER (1)                          BENEFICIAL OWNERSHIP               CLASS (1)
--------------           --------------------                          --------------------               ---------
Common stock              The Dugan Family                                  8,320,620(3)                    23.02
                          C/o A. W. Dugan
                          1415 Louisiana Street, Suite 3100
                          Houston, TX 77002
-----------------------------------------------------------------------------------------------------------------------
Series A Preferred        A. Gordon Clark, Jr.                                  4,500(6)                   100.00
                          2 Musket Trail
                          Simsbury, CT 06070
-----------------------------------------------------------------------------------------------------------------------
Series C Preferred        Walter L. Maguire, Sr.                               49,091(6)                    27.59
                          P.O. Box 129
                          Keller, VA 23401
-----------------------------------------------------------------------------------------------------------------------
Series C Preferred        Richard A. Woods                                     48,305(6)                    27.15
                          59 Penn Circle West
                          Penn Plaza Apts.
                          Pittsburgh, PA 15206
-----------------------------------------------------------------------------------------------------------------------
Series C Preferred        Dr. Warren A. Evans                                  48,305(6)                    27.15
                          69 Ponfret Landing Road
                          Brooklyn, CT 06234
-----------------------------------------------------------------------------------------------------------------------
Series C Preferred        Edward Robinson                                      32,203(6)                    18.11
                          1007 Spruce Street 1st Floor
                          Philadelphia, PA 19107
-----------------------------------------------------------------------------------------------------------------------
Series D Preferred        Gary D. Babbitt                                     555,000(4)(6)                 23.62
                          877 W. Main Street, Suite 1000
                          Boise, ID 83702
-----------------------------------------------------------------------------------------------------------------------
Common stock              John C. Lawrence                                  3,917,853(2)                    11.77
Common stock              Robert A. Rice                                      204,791                       Nil
Common stock              Leo Jackson                                          56,700                       Nil
-----------------------------------------------------------------------------------------------------------------------
Series D Preferred        John C. Lawrence                                  3,603,070(5)(6)                 92.10
Series D Preferred        Robert A. Rice                                      102,000                        5.37
Series D Preferred        Leo Jackson                                         102,000                        5.37
-----------------------------------------------------------------------------------------------------------------------
Common stock and
Series D Preferred Stock  All directors and executive
                          officers as a group
                          (3 persons)                                       7,986,414                       22.63
-----------------------------------------------------------------------------------------------------------------------

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 28, 2005 are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 31,528,816 shares of common stock, 4,500 shares of Series A Preferred Stock, 177,904 shares of Series C Preferred Stock, and 1,899,672 shares of Series D Preferred Stock outstanding on March 28, 2005.

(2) Includes 2,167,853 shares of common stock and 1,250,000 stock purchase warrants, plus 500,000 shares issuable through the conversion of a convertible note payable. Excludes 158,324 shares owned by Mr. Lawrence's sister, as to which Mr. Lawrence disclaims beneficial ownership.

(3) Includes 1,823,767 shares owned by Al W. Dugan; 1,876,449 shares, in the aggregate, owned by companies owned and controlled by Al W. Dugan; and 4,620,404 stock purchase warrants and shares issuable through the conversion of a secured convertible note payable. Excludes 183,333 shares owned by Lydia Dugan as to which Mr. Dugan disclaims beneficial ownership.

(4)      Includes warrants to purchase 450,000 shares of Series D Preferred
         Stock.

(5) Includes 1,590,672 shares of Series D preferred stock and warrants to purchase 2,012,398 shares of Series D Preferred Stock.

(6) The outstanding Series A, Series C and Series D preferred shares carry voting rights.

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

         o Leo Jackson, a director, is a principal owner and president of Production Minerals, Inc., a company which indirectly owns 25% of the stock of USAMSA. We own 50% of the stock of USAMSA.

         o We reimburse John C. Lawrence, a director and Chief Executive Officer, for operational and maintenance expenses incurred in connection with our use of equipment owned by Mr. Lawrence, including welding trucks, backhoes, and an aircraft. Reimbursements for 2004 and 2003 totaled $48,179 and $52,125, respectively. In addition, we accrued interest expense of $9,316 and $7,795 on net advances due Mr. Lawrence, for the years ended December 31, 2004 and 2003, respectively.

         o During 2004, the Company issued 52,000 shares of its Series D preferred stock to each member of its Board of Directors as compensation for their services as directors. In connection with the issue, the Company recorded $58,500 in director compensation based on an aggregate of 156,000 Series D shares issued.

         o During 2004, the Company issued 1,000,000 warrants to purchase shares of Series D preferred stock to John C. Lawrence, the Company's president and a director, for his assistance in procuring financing. The warrants are exercisable at $0.25 per share and expire in 2007.

         o During 2003, the Company issued 111,185 warrants to purchase shares of Series D preferred stock to John C. Lawrence, the Company's president and a director, for his assistance in procuring equipment financing. The warrants are exercisable at $0.30 per share and expire in 2008.

         o At December 31, 2003, we owed legal fees in the amount of $149,971 to an outside law firm in which Gary D. Babbitt, formerly a director, is a partner. During 2004, this liability was settled for a $20,000 cash payment, and a note for $40,000. The note issued is included with the long-term debt at December 31, 2004, and the amount of debt forgiven was recorded as a gain from forgiveness of debt in other income.

         o During 2003, the Company issued 26,000 shares of its Series D preferred stock to each member of its Board of Directors as compensation for their services as directors. In connection with the issue, the Company recorded $7,800 in director compensation based on an aggregate of 78,000 Series D shares issued.

         o In June 2003, the Company issued 201,000 shares of Series D preferred stock and 200,000 Series D preferred stock purchase warrants to Gary D. Babbitt, a former director, for his consulting services. In connection with the issue to Mr. Babbitt, the Company recognized $20,100 of consulting expense based upon its estimated value of the services rendered and shares issued. During 2004, Mr. Babbitt converted 120,000 Series D preferred shares into 120,000 shares of common stock.

         o In September 2003, the Company issued John C. Lawrence, the Company's president and a director, 100,000 shares of Series D preferred stock for his help in financing the Company's operations. In connection with this issue, the Company recorded $15,000 of compensation expense based on its estimated value of the shares issued.

         o During 2003, the Company sold a $250,000 secured convertible note payable to a company controlled by Al Dugan, a major shareholder. In connection with the sale Mr. Dugan received 2,000,000 stock purchase warrants exercisable at $0.20 per share through December 2008.

         o During 2003, the Company canceled 1,388,672 shares of its common stock and reissued an equal amount of Series D preferred stock to John C. Lawrence, the Company's president and a director.

         o During 2003, John C. Lawrence, the Company's president and a director converted $100,000 of current debt due him into an unsecured convertible note payable. In connection with the sale Mr. Lawrence received 1,000,000 stock purchase warrants exercisable at $0.20 per share through December 2007.

         o Included in the sale of the Company's common stock and common stock warrants during 2003, were 333,334 shares of common stock and 333,334 common stock purchase warrants sold to companies controlled by directors or immediate family members of directors of the Company.

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

   10.47            Bear River Zeolite Company Royalty Agreement, dated May 29,
                    2002

   10.48            Grant of Production Royalty, dated June 1, 2002

   10.49 Assignment of Common Stock of Bear River Zeolite Company, dated May 29, 2002

   10.50            Agreement to Issue Warrants of USA, dated May 29, 2002

   10.51 Secured convertible note payable - Delaware Royalty Company dated December 22, 2003*

   10.52            Convertible note payable - John C. Lawrence dated December
                    22, 2003*

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

Reports on Form 8-K

Item 5.          Other Events - October 10, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's Board of Directors and audit committee reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2004 were pre-approved by the Board of Directors and its audit committee.

AUDIT FEES

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2004 and 2003 were $36,500 and $44,300, respectively, net of expenses.

AUDIT-RELATED FEES

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2004 and 2003 were $2,250 and $2,600 respectively.

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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)


                  By: /s/ John C. Lawrence Date: March 28, 2005
                     ------------------------------------------
                      John C. Lawrence, President, Director
                         and Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  By: /s/ John C. Lawrence Date: March 28, 2005
                     ------------------------------------------
                    John C. Lawrence, Director and President
                 (Principal Executive, Financial and Accounting
                                    Officer)


                    By: /s/ Leo Jackson Date: March 28, 2005
                       -------------------------------------
                              Leo Jackson, Director


                   By: /s/ Robert A. Rice Date: March 28, 2005
                      ----------------------------------------
                            Robert A. Rice, Director

                                              |  DECORIA,                      |
                                              |  MAICHEL                       |
                                              |  & TEAGUE                      |
                                              |  A PROFESSIONAL SERVICES FIRM  |







             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of United States Antimony Corporation

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and its subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and its subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington

March 21, 2005

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                                                                  2004            2003
                                                                              ------------    ------------
                                     ASSETS
Current assets:
   Cash                                                                       $     11,642    $         --
   Accounts receivable, less allowance for doubtful accounts of $30,000             56,774          51,081
   Inventories                                                                     237,806         153,053
                                                                              ------------    ------------
              Total current assets                                                 306,222         204,134

Investment in USAMSA, net                                                            3,527          11,913
Properties, plants and equipment, net                                              683,003         554,311
Restricted cash for bank note payable                                                   --         105,649
Restricted cash for reclamation bonds                                               91,512          99,043
Deferred financing costs, net of amortization                                       22,500          30,000
                                                                              ------------    ------------
              Total assets                                                    $  1,106,764    $  1,005,050
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Checks issued and payable                                                  $         --    $     87,927
   Accounts payable                                                                441,085         909,696
   Accrued payroll and payroll taxes                                               102,428         210,951
   Other accrued liabilities                                                        76,385          74,895
   Deferred revenue                                                                 30,000              --
   Judgment payable                                                                     --          53,130
   Accrued interest payable                                                         30,890          16,645
   Payable to related parties                                                      287,687         232,111
   Long-term debt, current                                                          30,235         144,391
   Accrued reclamation costs, current                                              100,000         151,000
                                                                              ------------    ------------
              Total current liabilities                                          1,098,710       1,880,746

Secured convertible and convertible notes payable                                  350,000         350,000
Long-term debt, noncurrent                                                         636,695         409,141
Accrued reclamation costs, noncurrent                                               42,500          57,500
                                                                              ------------    ------------
              Total liabilities                                                  2,127,905       2,697,387
                                                                              ------------    ------------
Commitments and contingencies (Notes 1 and 16)

Stockholders' deficit:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized:
        Series A: 4,500 shares issued and outstanding
           (liquidation preference $126,000 at December 31, 2004)                       45              45
        Series B: 750,000 shares issued and outstanding
           (liquidation preference $832,500 at December 31, 2004)                    7,500           7,500
        Series C: 177,904 shares issued and outstanding
           (liquidation preference $97,847 at December 31, 2004)                     1,779           1,779
        Series D: 1,899,672 and 1,863,672 shares issued and outstanding
           (liquidation preference $4,792,765 at December 31, 2004)                 18,996          18,636
   Common stock, $0.01 par value, 50,000,000 shares authorized;
      31,528,816 and 28,114,128 shares issued and outstanding, respectively        315,289         281,143
   Additional paid-in capital                                                   18,117,824      17,387,970
   Accumulated deficit                                                         (19,482,574)    (19,389,410)
                                                                              ------------    ------------
              Total stockholders' deficit                                       (1,021,141)     (1,692,337)
                                                                              ------------    ------------
              Total liabilities and stockholders' deficit                     $  1,106,764    $  1,005,050
                                                                              ============    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                  2004            2003
                                                                              ------------    ------------
Revenues:
   Sales of antimony products                                                 $  2,179,956    $  2,746,880
   Sales of zeolite products                                                       942,936         479,331
                                                                              ------------    ------------
                                                                                 3,122,892       3,226,211
                                                                              ------------    ------------
Cost of sales:
   Cost of antimony production                                                   1,528,724       2,134,198
   Antimony depreciation                                                            41,449          41,288
   Antimony freight and delivery                                                   159,281         262,356
   Cost of zeolite production                                                      645,061         463,947
   Zeolite depreciation                                                             70,875          55,254
   Zeolite freight and delivery                                                     47,943          81,625
                                                                              ------------    ------------
                                                                                 2,493,333       3,038,668
                                                                              ------------    ------------

Gross profit                                                                       629,559         187,543
                                                                              ------------    ------------

Other operating expenses:
   Antimony general and administrative                                             337,409         468,477
   Antimony sales expenses                                                          48,005          67,818
   Zeolite general and administrative                                              260,405         155,839
   Zeolite sales expenses                                                           52,410         104,550
                                                                              ------------    ------------
                                                                                   698,229         796,684
                                                                              ------------    ------------
Other (income) expense:
   USAMSA investment adjustment                                                     18,387           6,712
   Interest expense                                                                112,663          82,855
   Factoring expense                                                                88,952         106,175
   Gain on sale of properties, plants and equipment                                (20,000)             --
   Gain due to forgiveness of debt                                                (150,994)             --
   Change in estimated reclamation costs                                           (20,885)             --
   Interest income                                                                  (3,629)         (6,249)
                                                                              ------------    ------------
        Net other expense                                                           24,494         189,493
                                                                              ------------    ------------

Net loss                                                                      $    (93,164)   $   (798,634)
                                                                              ============    ============

Net loss per share of common stock                                            $        Nil    $      (0.03)
                                                                              ============    ============

Basic weighted average shares outstanding                                       30,272,238      27,175,607
                                                                              ============    ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                  TOTAL PREFERRED STOCK             COMMON STOCK         ADDITIONAL
                                 -----------------------      -----------------------        PAID       ACCUMULATED
                                   SHARES        AMOUNT         SHARES        AMOUNT      IN CAPITAL      DEFICIT         TOTAL
                                 ----------    ---------      ----------    ---------    -----------   ------------    -----------
Balances, December 31, 2002       1,028,404    $  10,284      27,027,959    $ 270,279    $16,963,610   $(18,590,776)   $(1,346,603)

Issuance of common stock and
  warrants for cash                                            2,300,001       23,000        322,000                       345,000

Issuance of common stock and
  warrants for common stock
  subscriptions payable                                          175,000        1,750         33,250                        35,000

Issuance of Series D
  preferred stock to
  Directors and others for
  services                          379,000        3,790                                      39,110                        42,900

Common stock warrants issued
  with secured convertible
  and convertible notes
  payable                                                                                     30,000                        30,000

Common stock cancelled and
  reissued as Series D
  preferred stock                 1,388,672       13,886      (1,388,672)     (13,886)

Net loss                                                                                                   (798,634)      (798,634)
                                 ----------    ---------      ----------    ---------    -----------   ------------    -----------

Balances, December 31, 2003       2,796,076       27,960      28,114,288      281,143     17,387,970    (19,389,410)    (1,692,337)

Issuance of common stock
  for cash                                                     2,662,738       26,628        606,601                       633,229

Issuance of common stock in
  satisfaction of debt                                           631,790        6,318         66,313                        72,631

Series D preferred stock
  cancelled and reissued as
  common stock                     (120,000)      (1,200)        120,000        1,200

Issuance of Series D
  preferred stock to
  Directors for services            156,000        1,560                                      56,940                        58,500

Net loss                                                                                                    (93,164)       (93,164)
                                 ----------    ---------      ----------    ---------    -----------   ------------    -----------

Balances, December 31, 2004       2,832,076    $  28,320      31,528,816    $ 315,289    $18,117,824   $(19,482,574)   $(1,021,141)
                                 ==========    =========      ==========    =========    ===========   ============    ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                           2004            2003
                                                                       ------------    ------------
Cash flows from operating activities:
   Net loss                                                            $    (93,164)   $   (798,634)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
        Depreciation expense                                                112,324          96,542
        Amortization of deferred financing costs as interest expense          7,500              --
        Series D preferred stock issued to directors and officer
           as compensation                                                   58,500          22,800
        Series D preferred stock issued for consulting services                  --          20,100
        Gain on sale of properties, plants and equipment                    (20,000)             --
        Gain due to forgiveness of debt                                    (150,994)             --
        Change in estimated reclamation costs                               (20,885)             --
        Loss from unconsolidated investment                                   8,386           6,712
        Change in:
           Accounts receivable                                               (5,693)         55,890
           Inventories                                                      (84,753)        (29,746)
           Restricted cash for bank note payable                            105,649          (3,627)
           Restricted cash for reclamation bonds                              7,531          (7,857)
           Accounts payable, net of amounts forgiven                       (298,116)        125,897
           Accrued payroll and payroll taxes                               (108,523)        (82,486)
           Other accrued liabilities                                          1,490           2,247
           Deferred revenue                                                  30,000              --
           Judgment payable, net of amount written off due to
              statute of limitations                                             --           3,350
           Accrued interest payable                                          14,245          (2,018)
           Payable to related parties                                        55,576         129,486
           Accrued reclamation costs                                        (45,115)         11,885
                                                                       ------------    ------------
        Net cash used by operating activities                              (426,042)       (449,459)
                                                                       ------------    ------------

Cash flows from investing activities:
   Purchase of properties, plants and equipment                            (241,016)       (121,437)
   Proceeds from sale of properties, plants and equipment                    20,000              --
                                                                       ------------    ------------
           Net cash used by investing activities                           (221,016)       (121,437)
                                                                       ------------    ------------
Cash flows from financing activities:
   Proceeds from sale of common stock and warrants                          633,229         345,000
   Principal payments on long-term debt, net                               (557,521)        (58,390)
   Proceeds from long-term debt, net                                        670,919              --
   Proceeds from secured convertible note payable                                --         250,000
   Change in checks issued and payable                                      (87,927)         34,286
                                                                       ------------    ------------
           Net cash provided by financing activities                        658,700         570,896
                                                                       ------------    ------------

Net increase in cash                                                         11,642               0
Cash, beginning of year                                                           0               0
                                                                       ------------    ------------
Cash, end of year                                                      $     11,642    $          0
                                                                       ============    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED:
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




   Supplemental disclosures:
   Cash paid during the year for interest                              $     98,279    $     73,727
                                                                       ============    ============
   Noncash financing activities:
      Common stock warrants issued with secured convertible
        and convertible notes payable                                  $               $     30,000
                                                                       ============    ============
      Common stock and warrants issued for common stock
        subscriptions payable                                          $               $     35,000
                                                                       ============    ============
      Conversion of payable to related parties to convertible
        note payable                                                   $               $    100,000
                                                                       ============    ============
      Series D preferred stock cancelled and reissued as
        common stock                                                   $    120,000
                                                                       ============    ============
      Common stock cancelled and reissued as Series D
        preferred stock                                                $               $     13,886
                                                                       ============    ============

      Common stock issued in satisfaction of debt                      $     72,631    $
                                                                       ============    ============






















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

       The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2004, the Company had negative working capital of approximately $792,488, an accumulated deficit of approximately $19.5 million, and a total stockholders' deficit of approximately $1.0 million. Additionally, the Company is delinquent on the payment of several current liabilities and has consistently incurred negative cash flow from operating activities. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

       To improve the Company's financial condition, the following actions have been initiated or taken by management:

       o During 2004 and 2003, the Company made progress in developing its zeolite production capabilities, and broadened its zeolite product line. The Company has been developing a sales and marketing force and attracting new zeolite customers.

       o During 2003, the Company negotiated the sale of a $250,000 secured convertible note payable to a company controlled by a major shareholder of the Company. In addition, the Company was able to convert $100,000 owed to the Company's president into a longer term convertible note payable.

       o During 2004, the Company sold an aggregate of 2,662,738 shares of its unregistered common stock and warrants for $633,229; during 2003, the Company sold an aggregate of 2,300,001 shares of its unregistered common stock and warrants for cash of $345,000. The Company will most likely continue to offer its stock for sale to finance its activities, but there can be no assurances, however, that the Company will be successful in selling its stock.

       o The Company has curtailed certain labor and overhead costs and is considering the sale of certain of its land holdings in Sanders County, Montana in an effort to provide more operating capital.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     CONCENTRATIONS OF RISK

       The Company purchases most of the raw antimony used in the production of its finished antimony products from foreign sources. During the years ended December 31, 2004 and 2003, approximately 66% and 56%, respectively, of the Company's antimony revenues were generated by sales to one customer.

       During 2004 and 2003, 44% and 32%, respectively, of the Company's revenues generated from zeolite product sales were to two customers. The loss of the Company's "key" customers could adversely affect its business.

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


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation
       ---------------------------
       The Company's consolidated financial statements include the accounts of Bear River Zeolite Company, a wholly-owned subsidiary. Intercompany balances and transactions are eliminated in consolidation. The Company accounts for its investment interest in its 50% owned foreign entity, USAMSA, by the equity method.

       Use of Estimates
       ----------------
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Reclassifications
       -----------------
       Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 presentation. These reclassifications have no effect on net loss, total assets or stockholders' deficit as previously reported.

       Cash and Cash Equivalents
       -------------------------
       The Company considers cash in banks and investments with maturities of three months or less when purchased to be cash equivalents.

       Restricted Cash
       ---------------
       Restricted cash at December 31, 2004, consists of cash held for reclamation performance bonds, and is held as certificates of deposit with reputable financial institutions.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

       Accounts Receivable
       -------------------
       Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management's judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received on receivables subsequent to being written off are considered a bad debt recovery. Changes in the allowance for doubtful accounts have not been material to the financial statements.

       Inventories
       -----------
       Inventories at December 31, 2004 and 2003 consisted primarily of finished antimony products, antimony metal and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories.

       Properties, Plants and Equipment
       --------------------------------
       Production facilities and equipment are stated at the lower of cost or estimated net realizable value and are depreciated using the straight-line method over estimated useful lives of five to fifteen years. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

       The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, ("SFAS No. 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The provisions of SFAS No. 144 require that an impairment loss be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on the estimated fair value of the asset if the asset is expected to be held and used.

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

       Deferred Financing Costs
       ------------------------
       Deferred financing costs relating to secured convertible notes payable are amortized over the terms of the notes payable.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

       Asset Retirement Obligations
       ----------------------------
       The Company adopted SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a unit of production basis. Reclamation costs are allocated to accretion expense over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation.

       Reclamation and Remediation
       ---------------------------
       All of the Company's mining operations are subject to reclamation and closure requirements. Minimum standards for mine reclamation have been established by various governmental agencies. Costs are estimated based primarily upon environmental and regulatory requirements and are accrued and charged to expense over the expected economic life of the operation using the units-of-production method. The liability for reclamation is classified as current or noncurrent based on the expected timing of expenditures.

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

       Revenue Recognition
       -------------------
       Sales of antimony and zeolite products are recorded upon shipment and when title passes to the customer. Prepayments received from customers prior to the time that products are shipped are recorded as deferred revenue. When the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company's sales agreements provide for no product returns or allowances.

       Stock-Based Compensation
       ------------------------
       SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS No. 148, requires companies to recognize stock-based expense based on the estimated fair value of employee stock options. Alternatively, SFAS No. 123 allows companies to retain the current approach set forth in APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, provided that expanded footnote disclosure is presented. The Company has not adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, but provides the pro forma disclosure required when appropriate.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

       Income Taxes
       ------------
       Income taxes are accounted for under the liability method. Under this method, deferred income tax liabilities or assets are determined at the end of each period using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

       Income (Loss) Per Common Share
       ------------------------------
       The Company accounts for its income (loss) per common share according to SFAS No. 128, EARNINGS PER SHARE. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants to purchase the Company's common stock and common stock issuable upon the conversion of notes payable, are excluded from the calculations when their effect is antidilutive.

       New Accounting Pronouncements
       -----------------------------
       In April 2004, the Financial Accounting Standards Board (the "FASB") ratified Emerging Issues Task Force (EITF) Issue No. 04-2, which amends SFAS No. 141, BUSINESS COMBINATIONS, to the extent all mineral rights are to be considered tangible assets for accounting purposes. There had been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19, FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES. The SEC staff's position previously was that entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The Company's application of this EITF is not expected to have a material effect on the Company's financial statements.

       In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, AND AN AMENDMENT OF ARB NO. 43, CHAPTER 4. SFAS No. 151 amends ARB 43, Chapter 4 to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the cost of conversion be based on normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company's adoption of SFAS No. 151 is not expected to have a material effect on the Company's financial statements.

       In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier adoption permitted. The provisions of this statement shall be applied prospectively. The Company's adoption of SFAS No. 153 is not expected to have a material effect on the Company's financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

       New Accounting Pronouncements, Continued
       ----------------------------------------
       In December 2004, the FASB issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT ("Statement 123(R)"), which is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Statement 123(R) also supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and amends SFAS No. 95, STATEMENT OF CASH FLOWS. Generally, the approach in Statement 123(R) is similar to the approach prescribed by SFAS No. 123. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer permitted. Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005.

       As permitted by SFAS No. 123, management currently accounts for share-based payments to employees using APB 25's intrinsic value method. Management expects to adopt Statement 123(R) on January 1, 2006 using the modified prospective method and is unable to estimate stock-based compensation expense to be recorded in 2006.

       During 2004, the Company granted stock warrants to employees for the purchase of 410,000 shares of its common stock. These warrants are exercisable at $.25 per share and expire in August 2007. The Company currently accounts for stock warrants as prescribed by APB 25 and discloses pro forma information, as provided by SFAS No. 123.

       Pro forma net loss presented below was determined as if the Company had accounted for the employee stock warrants granted during 2004 under the fair value method of SFAS No. 123. The fair value of these warrants was estimated at the date of grant using an option pricing model. Such models require the input of highly subjective assumptions, including the expected volatility of the stock price which may be difficult to estimate for small business issuers traded on micro-cap stock exchanges. The effect of SFAS No. 123 stock option expense on basic loss per share is nil.

       Net loss as reported for 2004                             $      93,164
       SFAS No. 123 stock option expense                                64,000
                                                                 -------------
       Pro forma net loss for 2004                               $     157,164
                                                                 =============

       If the Company accounted for its employee stock options under SFAS No. 123, compensation expense would have been $706,947 for the year ended December 31, 2004.

       The fair value of each warrant granted was estimated on the grant date using the Black-Scholes option-pricing model, with the following weighted average assumptions:

       Risk-free interest rate                                      3.50%
       Expected stock price volatility                            153.00%
       Expected dividend yield                                      0.00%

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

       The factoring agreement requires that the Company pay a financing fee equal to 2% of the face amount of receivables sold. Financing fees paid by the Company during the years ended December 31, 2004 and 2003 totaled $88,953 and $106,175, respectively. For both of the years ended December 31, 2004 and 2003, net accounts receivable of approximately $3.2 million were sold under the agreement. Proceeds from the sales were used to fund inventory purchases and operating expenses. The agreement is for a term of one year with automatic renewal for additional one-year terms. The Company's sales of accounts receivable qualify as sales under the provisions of SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, A REPLACEMENT OF FASB STATEMENT 125.


5.     INVENTORIES

       The major components of the Company's inventories at December 31, 2004 and 2003 were as follows:
                                               2004                 2003
                                           ------------         ------------
       Antimony Metal                      $     51,884         $     31,824
       Antimony Oxide                           128,240               71,680
       Sodium Antimonate                          3,260                  218
       Zeolite                                   54,422               49,331
                                           ------------         ------------
                                           $    237,806         $    153,053
                                           ============         ============

       At December 31, 2004 and 2003, antimony metal consisted principally of recast metal from antimony-based compounds and metal purchased from foreign suppliers, respectively. Antimony oxide inventory consisted of finished product oxide held at the Company's plant or in independent warehouses throughout the United States. Sodium antimonite inventory consisted of dry finished product and wet raw materials, the majority of which were stored at the Company's antimony plant near Thompson Falls, Montana. The Company's zeolite inventory consists of salable zeolite material held at BRZ's Idaho mining and production facility.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     PROPERTIES, PLANTS AND EQUIPMENT

       The major components of the Company's properties, plants and equipment at December 31, 2004 and 2003 were as follows:

                                                       2004            2003
                                                    ----------      ----------
       Mining equipment (1)                         $  945,137      $  945,137
       Chemical processing and office buildings        168,211         168,211
       Chemical processing equipment                   923,591         923,591
       BRZ plant                                       718,375         522,057
       Other                                           195,966         151,268
                                                    ----------      ----------
                                                     2,951,280       2,710,264
       Less accumulated depreciation                (2,268,277)     (2,155,953)
                                                    ----------      ----------
                                                    $  683,003      $  554,311
                                                    ==========      ==========

       (1) Substantially all of the Company's mining equipment is fully depreciated. At December 31, 2004 and 2003, fully depreciated mining equipment with an original cost of approximately $670,000, was in use at BRZ.


7.     INVESTMENT IN USAMSA

       The Company has a 50% investment in United States Antimony, Mexico S.A. de C.V. ("USAMSA"). The Company accounts for its investment in USAMSA by the equity method and translates the foreign currency financial statements of USAMSA in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, related revenues and expenses are translated at average exchange rates in effect during the period, and the effects of exchange rate changes are reflected in stockholders' equity. Unaudited condensed financial information for USAMSA at December 31, 2004 and 2003, and the years then ended, is as follows:

                                                       2004            2003
                                                    ----------      ----------
                                  ASSETS
       Current assets                               $   15,286      $   15,286
       Noncurrent assets                                68,588          68,588
                                                    ----------      ----------
          Total assets                              $   83,874      $   83,874
                                                    ==========      ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities                          $   76,822      $   60,048
       Stockholders' equity                              7,052          23,826
                                                    ----------      ----------
          Total liabilities and
          stockholders' equity                      $   83,874      $   83,874
                                                    ==========      ==========

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     INVESTMENT IN USAMSA, CONTINUED
                                                       2004            2003
                                                    ----------      ----------
                       RESULTS OF OPERATIONS
       Expenses:
          Administrative and other costs            $   16,774      $   11,124
                                                    ----------      ----------
          Net loss                                  $   16,774      $   11,124
                                                    ==========      ==========

       USAMSA was idle during 2004 and 2003 due to unstable antimony metal prices and the absence of sufficient operating capital. Leo Jackson, a director and stockholder of the Company owns 31.4% of Production Minerals, Inc., which has an indirect interest of 25% in the stock of USAMSA.


8.     JUDGMENT PAYABLE

       At December 31, 2003 the Company's financial statements included an obligation for $53,130 to the Internal Revenue Service, in connection with a default judgment in a bankruptcy proceeding. The default judgment was originally entered against the Company by the United States Bankruptcy Court in 1992 in favor of the bankruptcy estate of a former legal counsel of the Company. In 1998, the Trustee of the estate assigned the interest in the judgment to the Internal Revenue Service. During 2004, the Company was advised by legal counsel that this was no longer a valid liability due to the expiration of the statute of limitations. As of December 31, 2004, the Company removed this debt from its records, and recorded a gain from forgiveness of debt in other income.


9.     DUE TO RELATED PARTIES

       Amounts due to related parties at December 31, 2004 and 2003 were as follows (see Note 15):

                                                       2004            2003
                                                    ----------      ----------
       Entity owned by John C. Lawrence, president
         and director                               $   12,919      $    7,368
       John C. Lawrence, president and director (1)    274,768         224,743
                                                    ----------      ----------
                                                    $  287,687      $  232,111
                                                    ==========      ==========



       Transactions affecting the payable to Mr. Lawrence during 2004 and 2003 were as follows:

                                                       2004            2003
                                                    ----------      ----------
       Balance, beginning of year                   $  224,743      $  193,801
       Equipment rental charges                         48,179          52,125
       Advances, net                                     1,846          78,817
       Conversion to convertible note payable (2)           --        (100,000)
                                                    ----------      ----------
       Balance, end of year                         $  274,768      $  224,743
                                                    ==========      ==========

       (1) Includes accrued interest at 10% per annum of $30,799 and $21,484 at December 31, 2004 and 2003, respectively.

       (2) See Note 11.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    LONG-TERM DEBT

       Long-term debt at December 31, 2004 is as follows:

       Term note payable to First State Bank of Thompson Falls,
          bearing interest at 9.0% through February 2008, then
          Wall Street prime rate plus 3.75% through maturity;
          payable in monthly installments of $6,220; maturing
          January 2020                                              $  609,440

       Equipment note payable, bearing interest at 7.25% through
          April 2004, then bank prime through maturity; payable
          in monthly installments of $393; maturing April 2009          17,490

       Note payable, bearing interest at 10%; payable in four
          annual installments of $10,000 each beginning December
          2005; not collateralized                                      40,000
                                                                    ----------
                                                                       666,930
       Less current portion                                            (30,235)
                                                                    ----------
       Noncurrent portion                                           $  636,695
                                                                    ==========


       At December 31, 2004, principal payments on long-term debt are due as follows:

          YEAR ENDING
          DECEMBER 31,
          ------------
             2005                                                   $   30,235
             2006                                                       35,856
             2007                                                       38,210
             2008                                                       40,635
             2009                                                       30,354
             Thereafter                                                491,640
                                                                    ----------
                                                                    $  666,930
                                                                    ==========


       The note payable to First State Bank of Thompson Falls is collateralized by accounts receivable, inventory, certain equipment, patented and unpatented claims in Sanders County, Montana and are personally guaranteed by John C. Lawrence, the Company's president and a director. This note also contains certain restrictive covenants, including paying payroll and property taxes as they are due. At December 31, 2004, the Company was not in compliance with certain of the covenants. The Company has obtained a waiver from First State Bank relating to these covenants, which applies at December 31, 2004 and through December 31, 2005.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    SECURED CONVERTIBLE AND CONVERTIBLE NOTES PAYABLE

       Security Agreement and Secured Convertible Note Payable
       -------------------------------------------------------
       On December 22, 2003, the Company and its wholly-owned subsidiary BRZ, entered into a Pledge, Assignment, and Security Agreement ("the Agreement") with Delaware Royalty Company, Inc. ("Delaware"), a company controlled by Al Dugan, a major shareholder of the Company. The Agreement was in connection with the purchase of a $250,000 Secured Convertible Note Payable ("the Secured Note"), by Delaware from the Company. The Agreement granted Delaware a first-priority security interest in all of the issued and outstanding stock of BRZ in the event the Company is unable to complete payment and performance under the obligations associated with the Secured Note.

       The Secured Note accrues interest at 10% per annum with interest payable quarterly, beginning March 31, 2004, and is convertible into shares of the Company's common stock at an initial conversion price of $0.20 per share up until 30 days prior to repayment of the Secured Note. In the event the Company issues shares of its common stock for a consideration per share less than the initial conversion price, the initial conversion price is reduced to a new conversion price equal to the consideration per share received by the Company for the additional shares of common stock then issued so that the number of shares issuable to the holder of the Secured Note upon conversion is proportionately increased. In the case of shares issued without consideration, the initial conversion price shall be reduced in an amount so as to maintain for the holder of the Secured Note the right to convert the note into shares equal in amount to the same percentage interest in the common stock of the Company as existed immediately preceding the date the additional common stock was issued. The Secured Note is subject to certain covenants, which include, among other things, payment of the principal and accrued interest according to the terms of the note, and the use of proceeds for the payment of accounts payable and the purchase of inventory and mining equipment. The Secured Note matures on December 22, 2007, unless otherwise converted. At December 31, 2004, $250,000 of principal was outstanding and due on the note.

       Unsecured Convertible Note Payable
       ----------------------------------
       On December 22, 2003, John C. Lawrence, the Company's president and a director, agreed to convert $100,000 of related party debt due him into a Convertible Note Payable ("the Convertible Note"). The Convertible Note contains essentially the same attributes and privileges that the Secured Note provides Delaware Royalty Company, in that it accrues interest at 10% per annum and is convertible into shares of the Company's common stock at an initial conversion price of $0.20 per share. The conversion price of the Convertible Note is also subject to the same anti-dilution adjustments as the Secured Note. The Convertible Note matures on December 22, 2007, unless otherwise converted. The Convertible Note is not collateralized by any of the Company's assets. At December 31, 2004, $100,000 was outstanding and due on the note.

       Deferred Financing Charges
       --------------------------
       In connection with the issuance of the secured convertible and convertible notes payable, Mr. Dugan and Mr. Lawrence, were issued 2,000,000 and 1,000,000 stock purchase warrants, respectively. The warrants expire in December of 2008 and 2007, respectively, and are exercisable for shares of the Company's unregistered common stock at $0.20 per share.

       The Company accounted for the detachable warrants issued in connection with the notes in accordance with Accounting Principles Board Opinion No. 14, and estimated a fair value of $0.01 per warrant, or $30,000, attributable to the detachable warrants. The resulting value was recorded as a deferred financing cost and is being amortized as interest expense over the terms of the respective convertible notes payable. During the year ended December 31, 2004, $7,500 of interest expense was recognized as a result of amortizing the deferred offering costs.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    STOCKHOLDERS' DEFICIT

       Common Stock Warrants
       ---------------------
       The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or common stock to directors and employees of the Company. The Company has also issued warrants in exchange for services rendered the Company and in connection with sales of its unregistered common stock.

Transactions in common stock warrants are as follows:               NUMBER OF          EXERCISE     EXPIRATION
                                                                    WARRANTS            PRICES         DATES
                                                                  ------------       -------------  ----------
Balance, December 31, 2002                                           5,176,501       $0.25 - $0.45

       Warrants granted in connection with 2002 and 2003 stock
       sales                                                         2,550,001       $        0.30      (A)

       Warrants granted with secured convertible and
       convertible notes payable                                     3,000,000       $        0.20      (B)

       Warrants expired and cancelled                                 (300,400)      $        0.25
                                                                  ------------

Balance, December 31, 2003                                          10,426,102       $0.25 - $0.45

       Warrants granted in connection with financing activities      1,925,000       $        0.30      (C)

       Warrants granted to employees                                   410,000       $        0.25      (D)

       Warrants exercised in connection with 2004 stock sales       (2,358,333)      $0.29 - $0.35

       Warrants expired and cancelled                               (1,223,000)      $0.29 - $0.35
                                                                  ------------

Balance, December 31, 2004                                           9,179,769       $0.25 - $0.45      (E)
                                                                  ============


       (A)  Warrants are exercisable on or before June and December 2006.
       (B)  Warrants are exercisable on or before December 2007 and 2008.
       (C) Warrants were exercisable at varying dates through August 2007. All of these warrants were exercised during 2004.
       (D)  Warrants are exercisable on or before August 2007.
       (E)  Warrants are exercisable at varying dates through December 2008.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    STOCKHOLDERS' DEFICIT, CONTINUED:

       Preferred Stock Warrants
       ------------------------
       During 2003, the Company issued 111,185 warrants to purchase shares of Series D preferred stock to John C. Lawrence, the Company's president and a director, for his assistance in procuring equipment financing. The warrants are exercisable at $0.30 per share and expire in 2008. In addition, during 2003, the Company issued 200,000 warrants to purchase shares of Series D preferred stock to Gary D. Babbitt, the Company's former attorney and director for consulting services provided the Company. The warrants are exercisable at $0.30 per share and expire in 2006. (See Preferred Stock/Series D).

       Issuance of Common Stock for Cash
       ---------------------------------
       During 2004, the Company sold an aggregate of 2,662,738 shares of its unregistered common stock to existing shareholders and other parties for cash of $633,229. Proceeds from the sales were used to fund the Company's operating activities.

       During 2003, the Company sold an aggregate of 2,300,001 shares of its unregistered common stock, plus warrants to purchase 2,375,001 shares of its common stock at $0.30 per share. Proceeds from the sale totaled $345,000, or approximately $0.15 per unit of shares and warrants sold, and were used to fund the Company's operating activities.

       Common Stock Issued in Satisfaction of Debt
       -------------------------------------------
       During 2004, the Company issued 631,790 shares of its unregistered common stock in satisfaction of debt. In connection with the issuance of these shares, the Company recognized gain due to forgiveness of debt in the amount of $150,994.

       Common Stock Cancelled and Reissued as Series D Preferred Stock
       ---------------------------------------------------------------
       During 2003, the Board of Directors resolved that 1,388,672 shares of the Company's common stock held by John C. Lawrence, the Company's president, be cancelled and then reissued in an equal number of shares of the Company's Series D preferred stock. The cancellation and re-issue resulted from the Company's need to maintain its authorized common stock available for issue within the maximum number of shares as provided by its Articles of Incorporation, while it offered shares of its common stock and warrants for sale.

       Series D Preferred Stock Cancelled and Reissued as Common Stock
       ---------------------------------------------------------------
       During 2004, the Board of Directors resolved that 120,000 shares of the Company's Series D preferred stock held by Gary Babbitt, the Company's the Company's former attorney and director, be cancelled and then reissued in an equal number of shares of the Company's common stock.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    STOCKHOLDERS' DEFICIT, CONTINUED:

       Preferred Stock
       ---------------
       The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion and voting rights, as the Board of Directors may determine.

       Series A
       --------
       During 1986, the Board established a Series A preferred stock, consisting of 4,500 shares. These shares are nonconvertible, nonredeemable and are entitled to a $1.00 per share per year cumulative dividend. Series A preferred stockholders have voting rights for directors only and a total liquidation preference equal to $45,000 plus dividends in arrears. At December 31, 2004, 4,500 shares of Series A preferred stock were outstanding and cumulative dividends in arrears and the liquidation preference amounted to $126,000, or $28.00 per share.

       Series B
       --------
       During 1993, the Board established a Series B preferred stock, consisting of 1,666,667 shares. All 1,666,667 shares authorized were issued in connection with the final settlement of litigation. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock; has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. In 1995, 916,667 shares of Series B preferred stock were surrendered to the Company and cancelled in connection with the settlement of litigation against Bobby
       C. Hamilton. At December 31, 2004, cumulative dividends in arrears on the 750,000 outstanding Series B shares were $82,500, or $0.11 per share. Total dividends in arrears and liquidation preference were $832,500 at December 31, 2004.

       Series C
       --------
       During 1997, the Company issued 2,560,762 shares of Series C preferred stock in connection with the conversion of certain debt owed by the Company. During 1999, holders of 2,382,858 shares of Series C stock converted their shares into common stock of the Company. The Series C shares have voting rights, are non-redeemable and have a $0.55 per share liquidation preference. At December 31, 2004 and 2003, 177,904 shares of Series C preferred stock remained outstanding and the liquidation preference amounted to $97,847.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    STOCKHOLDERS' DEFICIT CONTINUED:

       Series D
       --------

            During 2002, the Company established its Series D preferred stock. Holders of the Series D preferred stock have the right, subject to the availability of authorized but unissued common stock, to convert their shares into shares of the Company's common stock without payment of additional consideration. The Series D shares are initially convertible into the Company's common stock as determined by dividing $0.20 by the conversion price in effect at the time of the conversion. The initial conversion price of the Series D preferred stock is $0.20, and subject to adjustment based upon anti-dilution provisions, which include but are not limited to, the affects of the subsequent sale of common stock at prices less than the initial conversion price.

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

            LIQUIDATION PREFERENCE. The Series D holders are entitled to a liquidation preference equal to the greater of $2.50 per share or the equivalent market value of the number of shares of common stock into which each share of Series D is convertible. At December 31, 2004, the liquidation preference for Series D preferred stock was $4,749,180.

            REGISTRATION RIGHTS. All of the underlying common stock issued upon conversion of the Series D preferred shares shall be entitled to "piggyback" registration rights when, and if, the Company files a registration statement for its securities or the securities of any other stockholder.

            DIVIDENDS. The Series D holders are entitled to an annual dividend of $0.0235 per share. The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends. At December 31, 2004, cumulative dividends in arrears on the 1,899,672 outstanding Series B shares were $43,585.

       At December 31, 2004 and 2003, the Company had 1,899,672 and 1,863,672
       shares of Series D preferred stock outstanding, respectively (see Note
       15). The combined liquidation preference and dividends in arrears totaled $4,792,765 at December 31, 2004.


13.    2000 STOCK PLAN

       In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan"). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants of the Company to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000. At December 31, 2004 and 2003, 300,000 shares of the Company's common stock had been issued under the Plan.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.    INCOME TAXES

       The Company had no income tax provision or benefit for the years ended December 31, 2004 and 2003.

       At December 31, 2004 and 2003, the Company had net deferred tax assets composed as follows:

                                                                2004                2003
                                                            ------------        ------------
       Arising from differences in the book and tax basis
         of certain property assets                         $    300,000        $    300,000
       Arising from net tax operating loss carryforwards       1,479,000           1,445,000
                                                            ------------        ------------
       Total deferred tax assets                               1,779,000           1,745,000
                                                            ------------        ------------
       Valuation allowance                                    (1,779,000)         (1,745,000)
                                                            ------------        ------------
         Net deferred tax assets                            $          0        $          0
                                                            ============        ============


       The deferred tax assets were calculated based on an estimated 34% income tax rate. As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the net deferred tax assets at both December 31, 2004 and 2003 has been established.

       At December 31, 2004 and 2003, the Company had unexpired regular tax net operating loss carryforwards of approximately $4,350,000 and $4,250,000, respectively, which expire in the years 2005 through 2024. At December 31, 2004, the Company had net operating loss carryforwards for alternative minimum tax purposes of approximately $4,000,000.


15.    RELATED-PARTY TRANSACTIONS

       In addition to transactions described in Notes 4, 7, 9, 11, and 12, during 2004 and 2003, the Company had the following transactions with related parties:

       o During 2004 and 2003, the Company issued 52,000 and 26,000 shares, respectively, of its Series D preferred stock to each member of its Board of Directors as compensation for their services as directors. In connection with the 2004 issuances, the Company recorded $58,500 in director compensation based on an aggregate of 156,000 Series D shares issued. In connection with the 2003 issuances, the Company recorded $7,800 in director compensation based on an aggregate of 78,000 Series D shares issued.

       o In June 2003, the Company issued 201,000 shares of Series D preferred stock and 200,000 Series D preferred stock purchase warrants to Gary D. Babbitt, a former director, for his consulting services. In connection with the issue to Mr. Babbitt, the Company recognized $20,100 of consulting expense based upon its estimated value of the services rendered and shares issued.

       o In September 2003, the Company issued John C. Lawrence, the Company's president and a director, 100,000 shares of Series D preferred stock for his help in financing the Company's operations. In connection with this issue, the Company recorded $15,000 of compensation expense based on its estimated value of the shares issued.

       o Included in the sale of the Company's common stock and common stock warrants during 2003, were 333,334 shares of common stock and 333,334 common stock purchase warrants sold to companies controlled by directors or immediate family members of directors of the Company.

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

       The Company has been reclaiming the property and, as of December 31, 2004, the cyanide solution cleanup was complete, the mill removed, and a majority of the cyanide leach residue disposed of.

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

       The carrying amounts for cash, restricted cash, accounts receivable, accounts payable and other current liabilities are reasonable estimates of their fair values. The fair value of amounts due to related parties approximates their carrying values of $287,687 and $232,111, respectively, at December 31, 2004 and December 31, 2003, based upon the contractual cash flow requirements.

       The carrying amount of long-term debt is a reasonable estimate of its fair value. The carrying amount of the secured convertible and convertible notes payable, aggregating $350,000 at December 31, 2004, is a reasonable estimate of their fair value.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.    BUSINESS SEGMENTS

       The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments for the years ended December 31, 2004 and 2003 is as follows:

                                                   2004                2003
                                               ------------        ------------
       Revenues:
           Sales of antimony products          $  2,179,956        $  2,746,880
           Sales of zeolite products                942,936             479,331
                                               ------------        ------------
                                               $  3,122,892        $  3,226,211
                                               ============        ============
       Cost of sales:
        Production and freight and delivery:
           Antimony                            $  1,688,005        $  2,396,554
           Zeolite                                  693,004             545,572
        Depreciation:
           Antimony                                  41,449              41,288
           Zeolite                                   70,875              55,254
                                               ------------        ------------
                                               $  2,493,333        $  3,038,668
                                               ============        ============

       Gross profit                            $    629,559        $    187,543
                                               ============        ============
       Other operating expenses:
        Sales expense:
           Antimony                            $     48,005        $     67,818
           Zeolite                                   52,410             104,550
        General and administrative expense:
           Antimony                                 337,409             468,477
           Zeolite                                  260,405             155,839
                                               ------------        ------------
                                               $    698,229        $    796,684
                                               ============        ============
       Capital expenditures:
           Antimony                            $     21,998        $     25,506
           Zeolite                                  219,017              95,931
                                               ------------        ------------
                                               $    241,015        $    121,437
                                               ============        ============
       Properties, plant and equipment, net:
           Antimony                            $    113,157        $    132,608
           Zeolite                                  569,846             421,703
                                               ------------        ------------
                                               $    683,003        $    554,311
                                               ============        ============


       See Note 2 regarding sales to major customers.