Form 10QSB
period 2005-03-31
UNITED STATES ANTIMONY CORP
filed 2005-05-20
CIK 101538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2005

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period _____________ to _____________


                         Commission file number 33-00215




                       UNITED STATES ANTIMONY CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


            MONTANA                                              81-0305822
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                   P.O. BOX 643, THOMPSON FALLS, MONTANA 59873
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)


       Registrant's telephone number, including area code: (406) 827-3523



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES [X]     No [_]

At May 19, 2005, the registrant had outstanding 31,595,483 shares of par value $0.01 common stock.

================================================================================

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2005



                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1: Financial Statements...................................................1

Item 2: Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................6

Item 3: Controls and Procedures................................................7




PART II - OTHER INFORMATION

Item 1: Legal Proceedings......................................................8

Item 2: Changes in Securities..................................................8

Item 3: Defaults among Senior Securities.......................................8

Item 4: Submission of Matters to a Vote of Security Holders....................8

Item 5: Other Information......................................................8

Item 6: Exhibits and Reports on Form 8-K.......................................8



SIGNATURE......................................................................9

CERTIFICATIONS................................................................10



          [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                      (UNAUDITED)
                                                                                        MARCH 31,         DECEMBER 31,
                                                                                          2005               2004
                                                                                    ---------------     ---------------
                                     ASSETS
Current assets:
   Cash                                                                                                 $        11,642
   Accounts receivable, less allowance for doubtful accounts
     of $30,000                                                                     $        52,314              56,774
   Inventories                                                                              239,203             237,806
                                                                                    ---------------     ---------------
              Total current assets                                                          291,517             306,222

Investment in USAMSA, net                                                                     2,645               3,527
Properties, plants and equipment, net                                                       763,314             683,003
Restricted cash for reclamation bonds                                                        89,417              91,512
Deferred financing costs, net amortization                                                   20,625              22,500
                                                                                    ---------------     ---------------
              Total assets                                                          $     1,167,518     $     1,106,764
                                                                                    ===============     ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Checks issued and payable                                                        $        82,229     $             0
   Accounts payable                                                                         427,441             441,085
   Accrued payroll and related taxes                                                        125,979             102,428
   Other accrued liabilities                                                                 71,355              76,385
   Deferred revenue                                                                          25,916              30,000
   Accrued interest payable                                                                  36,728              30,890
   Payable to related parties                                                               291,319             287,687
   Long-term debt, current                                                                   69,514              30,235
   Accrued reclamation costs, current                                                        80,000             100,000
                                                                                    ---------------     ---------------
              Total current liabilities                                                   1,210,481           1,098,710

Secured convertible and convertible notes payable                                           350,000             350,000
Long-term debt, noncurrent                                                                  605,198             636,695
Accrued reclamations costs, noncurrent                                                       62,500              42,500
                                                                                    ---------------     ---------------
              Total liabilities                                                           2,228,179           2,127,965
                                                                                    ---------------     ---------------

Commitments and contingencies (Note 3) Stockholders' deficit:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized:
        Series A: 4,500 shares issued and outstanding                                            45                  45
        Series B: 750,000 shares issued and outstanding                                       7,500               7,500
        Series C: 177,904 shares issued and outstanding                                       1,779               1,779
        Series D: 1,899,600 shares issued and outstanding                                    18,996              18,996
   Common stock, $0.01 par value, 50,000,000 shares authorized;
     31,627,500 issued and outstanding                                                      316,275             315,289
   Additional paid-in capital                                                            18,144,838          18,117,824
   Accumulated deficit                                                                  (19,550,094)        (19,482,574)
                                                                                    ---------------     ---------------
              Total stockholders' deficit                                                (1,060,661)         (1,021,141)
                                                                                    ---------------     ---------------
              Total liabilities and stockholders' deficit                           $     1,167,518     $     1,106,764
                                                                                    ===============     ===============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                    -----------------------------------
                                                                                       MARCH 31,           MARCH 31,
                                                                                         2005                2004
                                                                                    ---------------     ---------------
Revenues:
   Sales of antimony products and other                                             $       722,535     $       582,415
   Sales of zeolite products                                                                309,989             195,085
                                                                                    ---------------     ---------------
                                                                                          1,032,524             777,500

Cost of sales:
   Cost of antimony production                                                              483,704             406,621
   Antimony depreciation                                                                     10,300              10,300
   Antimony freight and delivery                                                             50,384              44,156
   Cost of zeolite production                                                               258,395             154,600
   Zeolite depreciation                                                                      18,200              13,800
   Zeolite freight and delivery                                                              22,562              14,671
                                                                                    ---------------     ---------------
                                                                                            843,545             644,148

Gross profit                                                                                188,979             133,352
                                                                                    ---------------     ---------------

Other operating expenses:
   Corporate general and administrative                                                      81,437              93,532
   Antimony general and administrative                                                        6,233               4,364
   Antimony sales expenses                                                                   13,766              14,068
   Bear River Zeolite sales expenses                                                         19,469              19,164
   Bear River Zeolite general and administrative                                             71,299              71,161
                                                                                    ---------------     ---------------
                                                                                            192,204             194,933

   Other (income) expense:
   USAMSA expense                                                                               882
   Interest expense                                                                          35,486              27,313
   Factoring expense                                                                         28,259              19,279
   Interest income and other                                                                   (332)               (486)
                                                                                    ---------------     ---------------
                                                                                             64,295              46,106
                                                                                    ---------------     ---------------

Net loss                                                                            $        67,520     $       107,687
                                                                                    ===============     ===============

Basic net loss per share of common stock                                            $           Nil     $           Nil
                                                                                    ===============     ===============

Basic weighted average shares outstanding                                                31,542,593          28,590,273
                                                                                    ===============     ===============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                    -----------------------------------
                                                                                        MARCH 31,          MARCH 31,
                                                                                          2005               2004
                                                                                    ---------------     ---------------
Cash flows from operating activities:
   Net loss                                                                         $       (67,520)      $    (107,687)
   Adjustments to reconcile net loss to net cash used
   by operations:
        Depreciation and amortization                                                        31,257              27,625
        Series D stock issued to directors                                                        0                   0
        Change in:
           Restricted cash                                                                    2,095                   0
           Accounts receivable                                                                4,460              13,395
           Inventories                                                                       (1,397)             38,945
           Accounts payable                                                                 (13,644)           (211,202)
           Accrued payroll and property taxes                                                23,551             (45,813)
           Accrued other                                                                     (5,030)               (125)
           Judgment payable                                                                       0                 850
           Deferred Revenue                                                                  (4,084)                  0
           Accrued interest payable                                                           5,838                 461
           Payable to related parties                                                         3,632                (432)
                                                                                    ---------------     ---------------
              Net cash used by operating activities                                         (20,842)           (284,137)
                                                                                    ---------------     --------------

Cash flows from investing activities:
   Purchase of properties, plants and equipment                                            (108,812)            (29,071)
                                                                                    ---------------     --------------
              Net cash used in investing activities                                        (108,812)            (29,071)
                                                                                    ---------------     --------------

Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants                                            0              10,000
    Proceeds from exercise of warrants                                                       28,000             227,215
   Payments on notes payable to bank                                                              0             (30,221)
   Proceeds from notes payable to bank                                                        7,782             100,000
   Change in checks issued and payable                                                       82,230               6,214
                                                                                    ---------------     ---------------
              Net cash provided by financing activities                                     118,012             313,208
                                                                                    ---------------     ---------------
Net change in cash                                                                          (11,642)                  0
Cash, beginning of period                                                                         0                   0
                                                                                    ---------------     ---------------
Cash, end of period                                                                 $             0     $             0
                                                                                    ===============     ===============
Supplemental disclosures:
   Common stock issued in satisfaction of accounts payable                          $             0     $       150,145
                                                                                    ===============     ===============



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

    UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    1.   BASIS OF PRESENTATION:

    The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. Certain consolidated financial statement amounts for the three-month period ended March 31, 2004 have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

    For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

    In November of 2001, the Environmental Protection Agency ("EPA") listed two by-products of the Company's antimony oxide manufacturing process as hazardous wastes under subtitle C of the Resource Conservation and Recovery Act ("RCRA"), and emergency notification requirements for releases to the environment under CERCLA. On November 26, 2002, the Company received a notice of violation related to a hazardous waste discharge that was discovered during a hazardous waste compliance evaluation inspection conducted at the Company's Thompson Falls antimony facility. In response to the notice, the Company removed certain antimony materials from its production area and agreed to ensure that future releases of hazardous waste would not occur. At March 31, 2005, management believes that no additional liability will result from the violation.

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

    4.   BUSINESS SEGMENTS

    The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments for the quarters ended March 31, 2004 and 2005 are as follows:

                                                    2005              2004
                                              ----------------   ---------------
    Revenues:
        Antimony                              $        722,535   $       510,324
        Zeolite                                        309,989           342,013
                                              ----------------   ---------------
                                              $      1,032,524   $       852,337
                                              ================   ===============
    Cost of sales:
     Production and freight and delivery:
        Antimony                              $        587,991   $       478,140
        Zeolite                                        280,957           308,163
     Depreciation:
        Antimony                                        10,300            10,300
        Zeolite                                         18,200            13,800
                                              ----------------   ---------------
                                              $        897,448   $       810,403
                                              ================   ===============

    Gross profit (loss)                       $        135,076   $        41,934
                                              ================   ===============
    Other operating expenses:
     Sales expense:
        Antimony                              $         13,766   $        11,805
        Zeolite                                         19,469            15,428
     General and administrative expense:
        Antimony                                         6,236             4,364
        Zeolite                                         71,299            18,789
                                              ----------------   ---------------
                                              $        108,026   $        50,386
                                              ================   ===============
    Capital expenditures:
        Antimony                              $              0   $        19,700
        Zeolite                                        108,812            58,218
                                              ----------------   ---------------
                                              $        108,812   $        77,218
                                              ================   ===============
    Properties, plant and equipment, net:
        Antimony                              $        102,857   $       128,208
        Zeolite                                        660,458           505,192
                                              ----------------   ---------------
                                              $        763,315   $       633,400
                                              ================   ===============

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

    RESULTS OF OPERATIONS

    The Company's operations resulted in a net loss of $67,520 for the three-month period ended March 31, 2005, compared with a net loss of $107,687 for the three-month period ended March 31, 2004. The decrease in the loss for the first quarter of 2005 compared to the similar quarter of 2004 is primarily due to increased sales prices for antimony oxide and an increase in sales of zeolite during the first quarter of 2005.

    Total revenues from antimony product sales for the first quarter of 2005 were $ 722,535 compared with $582,415 for the comparable quarter of 2004, an increase of $140,120. During the three-month period ended March 31, 2005, 62% of the Company's revenues from antimony product sales were from sales to one customer and 18% were from sales to a second individual customer. Sales of antimony products during the first quarter of 2005 consisted of 528,376 pounds at an average sale price of $1.37 per pound. During the first quarter of 2004 sales of antimony products consisted of 401,496 pounds at an average sale price of $1.17 per pound. The increase in sale prices of antimony products from the first quarter of 2004 to the first quarter of 2005 is the result of a corresponding increase in antimony metal prices.

    Sales of zeolite products during the first quarter of 2005 were $309,989 compared with first quarter sales in 2004 of $195,085. The increase in sales for the first quarter of 2005 compared to the first quarter of 2004 was due to the Company's marketing efforts and a corresponding increase in the number of zeolite customers. Gross profit from antimony and zeolite sales during the first three-month period of 2005 was $188,979 compared with gross profit of $133,352 during the first three-month period of 2004.

    The cost of antimony sales was $483,704, or $.92 per pound sold, during the first quarter of 2005 compared to $406,621 or $1.01 per pound sold, during the first quarter of 2004. The decrease was due to increased volume of production.

    The cost of zeolite sales was $258,395 for the first quarter of 2005 compared to $154,600 during the first quarter of 2004. The increase was principally due to the construction of the new plant and the increase in sales of zeolite.

    Antimony depreciation for the first quarter of 2005 was $10,300 compared to $10,300 for the first quarter of 2002.

    Zeolite depreciation for the first quarter of 2005 was $18,200 compared to $13,800 for the first quarter of 2004. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

    Antimony freight and delivery for the first quarter of 2005 was $50,384 and was comparable to $44,156 of freight and delivery expense during the first quarter of 2004.

    Zeolite freight and delivery for the first quarter of 2005 was $22,562 compared to $14,671 for the first quarter of 2004. The increase is due to a corresponding increase in zeolite sales.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

    During the first quarter of 2005, the Company incurred costs totaling $71,299 associated with general and administrative expenses of it's 100% owned subsidiary, Bear River Zeolite Company, compared to $71,161 of such expenses in the comparable quarter of 2004. These expenses included royalties.

    Zeolite sales expenses were $19,469 during the first quarter of 2004 compared to $19,164 during the first quarter of 2004.

    General and administrative expenses in the antimony division were $6,233 during the first quarter of 2005 compared to $4,364 during the first quarter of 2004.

    Antimony sales expenses were $13,766 in the first quarter of 2005 and were comparable with $14,068 during the first quarter of 2004.

    Interest expense of $35,486 was incurred during the first quarter of 2005 compared to $27,313 during the first quarter of 2004.

    Accounts receivable factoring expense was $28,259 of factoring expense incurred during the first quarter of 2005 compared to $19,279 during the first quarter of 2004. The increase was primarily due to an increase in sales during the first quarter of 2005.

    Interest and other income decreased from $486 during the first quarter of 2004 to $332 during the first quarter of 2005. The decrease was the result of the decrease in interest rates during the first quarter of 2005.

    FINANCIAL CONDITION AND LIQUIDITY

    At March 31, 2005, Company assets totaled $1,167,518, and there was a stockholders' deficit of $1,060,661. The stockholders' deficit increased $39,520 from December 31, 2004, primarily due to the net loss incurred during the first quarter of 2005. At March 31, 2005 the Company's total current liabilities exceeded its total current assets by $918,964. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the Company's 2004 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and to acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such.

    Cash used by operating activities during the first three months of 2005 was $25,975, and resulted from the first quarter net loss of $173,710 as adjusted by increasing accounts payable, decreasing inventories and the non-cash affects of depreciation and amortization expenses.

    Cash used in investing activities during the first three months of 2003 was $9,474 and primarily related to the construction of capital assets at the Bear River Zeolite facility.

    Net cash provided by financing activities was $35,449 during the first three months of 2005 was primarily generated from an increase in checks issued and payable.

    ITEM 3.   CONTROLS AND PROCEDURES

    An evaluation was performed by the Company's president and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. And on that evaluation, the Company's president and principal financial officer concluded that disclosure controls and procedures were effective as of March 31, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

    There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affect or is reasonable likely to materially affect, our internal controls over financial reporting.


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



              UNITED STATES ANTIMONY CORPORATION
                         (Registrant)



              By: /s/ John C. Lawrence            Date: May 20, 2005
                  --------------------------------------------------
                  John C. Lawrence, Director and President
                 (Principal Executive, Financial and Accounting Officer)