Form 10QSB
period 2005-06-30
UNITED STATES ANTIMONY CORP
filed 2005-08-12
CIK 101538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  _____________

                                   FORM 10-QSB
                                  _____________



(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2005



  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period ____________ to ____________


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


At August 11, 2005, the registrant had outstanding 32,592,483 shares of par value $0.01 common stock.


================================================================================

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2005


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements..................................................1

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................6

Item 3: Controls and Procedures...............................................9



PART II - OTHER INFORMATION

Item 1: Legal Proceedings.....................................................9

Item 2: Changes in Securities.................................................9

Item 3: Defaults upon Senior Securities.......................................9

Item 4: Submission of Matters to a Vote of Security Holders...................9

Item 5: Other Information.....................................................9

Item 6: Exhibits and Reports on Form 8-K......................................9



SIGNATURE....................................................................10


CERTIFICATIONS...............................................................11





          [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                     (UNAUDITED)
                                                                       JUNE 30,      DECEMBER 31,
                                                                         2005            2004
                                                                     ------------    ------------
                                     ASSETS

Current assets:
   Cash                                                              $    113,764    $     11,642
   Accounts receivable, less allowance for doubtful accounts
     of $30,000                                                           103,468          56,774
   Inventories                                                            234,368         237,806
                                                                     ------------    ------------
              Total current assets                                        451,600         306,222

Investment in USAMSA, net                                                   1,763           3,527
Properties, plants and equipment, net                                     835,536         683,003
Restricted cash for reclamation bonds                                      89,417          91,512
Deferred financing costs, net amortization                                 18,750          22,500
                                                                     ------------    ------------
              Total assets                                           $  1,397,066    $  1,106,764
                                                                     ============    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                  $    627,082    $    441,085
   Accrued payroll and related taxes                                      120,566         102,428
   Other accrued liabilities                                               71,607          76,385
   Deferred revenue                                                             0          30,000
   Accrued interest payable                                                45,470          30,890
   Payable to related parties                                             293,250         287,687
   Long-term debt, current                                                 47,117          30,235
   Accrued reclamation costs, current                                      71,250         100,000
                                                                     ------------    ------------
              Total current liabilities                                 1,276,342       1,098,710

Convertible notes payable                                                 350,000         350,000
Long-term debt, noncurrent                                                644,955         636,695
Accrued reclamations costs, noncurrent                                     71,250          42,500
                                                                     ------------    ------------
              Total liabilities                                         2,342,547       2,127,905
                                                                     ------------    ------------

Commitments and contingencies (Note 3) Stockholders' deficit:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized:
        Series A: None and 4,500 shares issued and outstanding                  0              45
        Series B: 750,000 shares issued and outstanding                     7,500           7,500
        Series C: 177,904 shares issued and outstanding                     1,779           1,779
        Series D: 1,899,672 shares issued and outstanding                  18,996          18,996
   Common stock, $0.01 par value, 50,000,000 shares authorized;
     32,475,483 issued and outstanding                                    324,755         315,289
   Additional paid-in capital                                          18,373,278      18,117,824
   Accumulated deficit                                                (19,671,789)    (19,482,574)
                                                                     ------------    ------------
              Total stockholders' deficit                                (945,481)     (1,021,141)
                                                                     ------------    ------------
              Total liabilities and stockholders' deficit            $  1,397,066    $  1,106,764
                                                                     ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                    FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                   ----------------------------    ----------------------------
                                                     JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                       2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
Revenues:
   Sales of antimony products                      $    633,505    $    510,324    $  1,356,040    $  1,092,739
   Sales of zeolite products                            377,689         342,013         687,678         537,099
                                                   ------------    ------------    ------------    ------------
                                                      1,011,194         852,337       2,043,718       1,629,838
                                                   ------------    ------------    ------------    ------------

Cost of sales:
   Cost of antimony production                          508,742         442,614         992,446         849,235
   Antimony depreciation                                 10,300          10,300          20,600          20,600
   Antimony freight and delivery                         41,960          35,526          92,344          79,683
   Cost of zeolite production                           239,770         192,320         498,165         346,920
   Zeolite depreciation                                  18,200          13,800          36,400          27,600
   Zeolite freight and delivery                          26,289         115,843          48,851         130,514
                                                   ------------    ------------    ------------    ------------
                                                        845,261         810,403       1,688,806       1,454,552
                                                   ------------    ------------    ------------    ------------

Gross profit                                            165,933          41,934         354,912         175,286
                                                   ------------    ------------    ------------    ------------

Other operating expenses:
   Corporate general and administrative                  45,639          48,316         127,076         129,944
   Antimony general and administrative                   33,694          13,688          39,927          22,600
   Antimony sales expenses                               13,219          11,805          26,985          25,873
   Bear River Zeolite general and administrative         85,949          18,789         157,248          89,950
   Bear River Zeolite sales expenses                     44,517          15,428          63,986          34,592
                                                   ------------    ------------    ------------    ------------
                                                        223,018         108,026         415,222         302,959
                                                   ------------    ------------    ------------    ------------

Other (income) expense:
   USAMSA expense                                           882               0           1,764               0
   Interest expense                                      38,363          30,473          73,849          57,785
   Factoring expense                                     25,686          20,964          53,945          40,243
   Interest income and other                               (321)         (1,977)           (653)         (2,463)
                                                   ------------    ------------    ------------    ------------
                                                         64,610          49,460         128,905          95,565
                                                   ------------    ------------    ------------    ------------

Net loss                                           $   (121,695)   $   (115,552)   $   (189,215)   $   (223,238)
                                                   ============    ============    ============    ============

Basic net loss per share of common stock           $        Nil    $        Nil    $        Nil    $        Nil
                                                   ============    ============    ============    ============

Basic weighted average shares outstanding            31,912,670      30,435,217      31,731,925      29,512,745
                                                   ============    ============    ============    ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   FOR THE SIX MONTHS ENDED
                                                                 ----------------------------
                                                                   JUNE 30         JUNE 30,
                                                                     2005            2004
                                                                 ------------    ------------
Cash flows from operating activities:
   Net loss                                                      $   (189,215)   $   (223,238)
   Adjustments to reconcile net loss to
      net cash provided (used) by operating activities:
        Depreciation and amortization                                  62,514          52,750
           Change in:
           Restricted cash                                              2,095         105,649
           Accounts receivable                                        (46,694)          8,530
           Inventories                                                  3,438          12,917
           Accounts payable                                           185,997        (199,727)
           Accrued payroll and related taxes                           18,138         (39,178)
           Other accrued liabilities                                   (4,778)          2,239
           Judgment payable                                             1,700
           Deferred revenue                                           (30,000)              0
           Accrued interest payable                                    14,580           2,961
           Payable to related parties                                   5,563           9,743
                                                                 ------------    ------------
              Net cash provided (used) by operating activities         21,638        (265,654)
                                                                 ------------    ------------

Cash flows from investing activities:
   Purchase of properties, plants and equipment                      (209,533)       (127,289)
                                                                 ------------    ------------
              Net cash used by investing activities                  (209,533)       (127,289)
                                                                 ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants                264,875         397,214
   Principle payments on notes payable to bank                        (57,877)       (142,090)
   Proceeds from notes payable to bank                                 58,019         122,121
   Proceeds from related party note payable                            25,000               0
   Change in checks issued and payable                                      0          15,698
                                                                 ------------    ------------
              Net cash provided by financing activities               290,017         392,943
                                                                 ------------    ------------

Net change in cash                                                    102,122               0
Cash, beginning of period                                              11,642               0
                                                                 ------------    ------------
Cash, end of period                                              $    113,764    $          0
                                                                 ============    ============

Supplemental disclosures:

Non-cash investing activities:
   Series A preferred stock converted to common stock            $         45
                                                                 ============

Non cash financing activities:
   Common stock issued in satisfaction of accounts payable                       $    150,145
                                                                                 ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

    UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


    1.   BASIS OF PRESENTATION:

    The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. Certain consolidated financial statement amounts for the three-month period ended June 30, 2004 have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

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

    In November of 2001, the Environmental Protection Agency ("EPA") listed two by-products of the Company's antimony oxide manufacturing process as hazardous wastes under subtitle C of the Resource Conservation and Recovery Act ("RCRA"), and emergency notification requirements for releases to the environment under CERCLA. On November 26, 2002, the Company received a notice of violation related to a hazardous waste discharge that was discovered during a hazardous waste compliance evaluation inspection conducted at the Company's Thompson Falls antimony facility. In response to the notice, the Company removed certain antimony materials from its production area and agreed to ensure that future releases of hazardous waste would not occur. At June 30, 2005, management believes that no additional liability will result from the violation.

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


    4.   BUSINESS SEGMENTS

    The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments for the quarters ended June 30, 2005 and 2004 are as follows:

                                                 2005           2004
                                             ------------   ------------
    Revenues:
        Antimony                             $    633,505   $    510,324
        Zeolite                                   377,689        342,013
                                             ------------   ------------
                                             $  1,011,194   $    852,337
                                             ============   ============
    Cost of sales:
      Production and freight and delivery:
        Antimony                             $    550,702   $    478,140
        Zeolite                                   266,059        308,163
      Depreciation:
        Antimony                                   10,300         10,300
        Zeolite                                    18,200         13,800
                                             ------------   ------------
                                             $    845,261   $    810,403
                                             ============   ============

    Gross profit (loss)                      $    165,933   $     41,934
                                             ============   ============

    Other operating expenses:
      Sales expense:
        Antimony                             $     13,219   $     11,805
        Zeolite                                    44,517         15,428
     General and administrative expense:
        Corporate                                  45,639         48,316
        Antimony                                   33,694         13,688
        Zeolite                                    85,949         18,789
                                             ------------   ------------
                                             $    223,018   $    108,026
                                             ============   ============
    Capital expenditures:
        Antimony                             $          0   $     19,700
        Zeolite                                   100,721         58,218
                                             ------------   ------------
                                             $    100,721   $     77,918
                                             ============   ============

    Properties, plant and equipment, net     $    835,536   $    683,003
                                             ============   ============

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

    RESULTS OF OPERATIONS

    FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2004

    The Company's operations resulted in a net loss of $121,695 for the three-month period ended June 30, 2005, which is comparable with the net loss of $115,552 for the same period ended June 30, 2004.

    Total revenues from antimony product sales for the second quarter of 2005 were $ 633,505 compared with $510,324 for the comparable quarter of 2004, an increase of $123,181. During the three-month period ended June 30, 2005, 45% of the Company's antimony product sales were from sales to one customer (Kohler, Co.) and 18% were from sales to a second customer (Sarnafil). Sales of antimony products during the second quarter of 2005 consisted of 406,657 pounds at an average sale price of $1.56 per pound. During the second quarter of 2004 sales of antimony products consisted of 326,465 pounds at an average sale price of $1.56 per pound.

    Sales of zeolite products during the second quarter of 2005 were $377,689 compared with second quarter sales in 2004 of $342,013. The increase in sales for the second quarter of 2005 compared to the same quarter of 2004 was due to the Company's marketing efforts and a corresponding increase in the number of zeolite customers. During the three month period ended June 30, 2005 sales of zeolite products consisted of 4,108 tons compared to 1,976 tons for the same period in 2004.

    Gross profit from antimony and zeolite sales during the second quarter of 2005 was $165,933 compared with gross profit of $41,934 during the second quarter of 2004.

    The cost of antimony sales was $508,742, or $1.25 per pound sold, during the second quarter of 2005 compared to $442,614 or $1.36 per pound sold, during the second quarter of 2004. The increase was due to increased volume of production.

    The cost of zeolite sales was $239,770 for the second quarter of 2005 compared to $192,320 during the second quarter of 2004. The increase in cost of zeolite sales during the second quarter of 2005 is related to the increase in sales.

    Antimony depreciation for the second quarter of 2005 was $10,300 compared to $10,300 for the second quarter of 2004.

    Zeolite depreciation for the second quarter of 2005 was $18,200 compared to $13,800 for the second quarter of 2004. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

    Antimony freight and delivery for the second quarter of 2005 was $41,960 and was comparable to $35,526 of freight and delivery expense during the second quarter of 2004.

    Zeolite freight and delivery for the second quarter of 2005 was $26,289 compared to $115,843 for the second quarter of 2004. The decrease from 2004 to 2005 is due to customers transporting their own product as opposed to the Company paying to have it shipped.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

    During the second quarter of 2005, the Company incurred costs totaling $85,949 associated with general and administrative expenses of its 100% owned subsidiary, Bear River Zeolite Company, compared to $18,789 of such expenses in the comparable quarter of 2004. The increase is due to an increase in royalties that correspond to an increase in sales.

    Zeolite sales expenses were $44,517 during the second quarter of 2005 compared to $15,428 during the second quarter of 2004.

    General and administrative expenses in the antimony division were $33,694 during the second quarter of 2005 compared to $13,688 during the same quarter of 2004.

    Antimony sales expenses were $13,219 in the second quarter of 2005 and were comparable with $11,805 during the second quarter of 2004.

    Interest expense of $38,363 was incurred during the second quarter of 2005 compared to $30,473 during the second quarter of 2004.

    Accounts receivable factoring expense was $25,686 during the second quarter of 2005 compared to $20,964 during the second quarter of 2004. The increase was primarily due to an increase in sales.

    Interest and other income decreased from $1,977 during the second quarter of 2004 to $321 during the second quarter of 2005. The decrease was the result of less funds invested during the second quarter of 2005.

    FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2004

    The Company's operations resulted in a net loss of $189,215 for the six-month period ended June 30, 2005 compared with a net loss of $223,238 for the six-month period ended June 30, 2004. The decrease in net loss for the first six months of 2005 as compared to the first six months of 2004 is due to increased sales prices of antimony oxide and an increase in sales of zeolite during the first six months of 2005.

    Total revenues from antimony product sales for the first six months of 2005 were $1,356,040 compared with $1,092,739 for the comparable period of 2004, an increase of $263,301. During the six-month period ended June 30, 2005, 54% of the Company's revenues from antimony products sales were from sales to one customer (Kohler Co.).

    Sales of zeolite products during the first six months of 2005 were $687,678 compared with the first six months of 2004 of $537,099. The increase in sales for the first six months in 2005 compared to the same period of 2004 was due to the Company's marketing efforts and a corresponding increase in the number of zeolite customers. During the six-month period ended June 30, 2005 sales of zeolite products consisted of 7,682 tons compared to 4,441 tons for the same period in 2004.

    Gross profit from antimony and zeolite sales during the first six months of 2005 was $354,912 compared with gross profit of $175,286 during the first six months of 2004.

    The cost of antimony sales was $992,446 during the first six months of 2005 compared to $849,235, during the first six months of 2004. The increase was due to increased volume of production and sales.

    The cost of zeolite sales was $498,165 for the first six months of 2005 compared to $346,920 during the first six months of 2004. The increase in cost of zeolite sales during 2005 is related to the increase in sales.

    Antimony depreciation for the first six months of 2005 was $20,600 compared to $20,600 for the first six months of 2004.

    Zeolite depreciation for the first six months of 2005 was $36,400 compared to $27,600 for the first six months of 2004. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

    Antimony freight and delivery for the first six months of 2005 was $92,344 compared to $79,683 of freight and delivery expense during the first six months of 2004. The increase corresponds to the increase in antimony sales and an increase in fuel prices.

    Zeolite freight and delivery for the first six months of 2005 was $48,851 compared to $130,514 for the first six months of 2004. The decrease from 2004 to 2005 is due to customers transporting their own product as opposed to the Company paying to have it shipped.

    During the first six months of 2005, the Company incurred costs totaling $157,248 associated with general and administrative expenses of its 100% owned subsidiary, Bear River Zeolite Company, compared to $89,950 of such expenses in the comparable period of 2004. The increase is due to royalties included in the general and administrative expenses during 2005.

    Zeolite sales expenses were $63,986 during the first six months of 2005 compared to $34,592 during the first six months of 2004. The increase corresponds to the increase in sales.

    General and administrative expenses in the antimony division were $39,927 during the first six months of 2005 compared to $22,600 during the same period of 2004. The increase is due to expenses related to researching a new antimony operations in Coaluila, Mexico.

    Antimony sales expenses were $26,985 in the first six months of 2005 and were comparable with $25,873 during the first six months of 2004.

    Interest expense of $73,849 was incurred during the first six months of 2005 compared to $57,785 during the first six months of 2004. The increase corresponds to an increase in the amount of debt the Company has outstanding.

    Accounts receivable factoring expense was $53,945 during the first six months of 2005 compared to $40,243 during the first six months of 2004. The increase was primarily due to an increase in sales.

    Interest and other income decreased from $2,463 during the first six months of 2004 to $653 during the first six months of 2005. The decrease was the result of less funds invested during the first six months of 2005.

    FINANCIAL CONDITION AND LIQUIDITY

    At June 30, 2005, Company assets totaled $1,397,066, and there was a stockholders' deficit of $945,481. The stockholders' deficit decreased $75,660 from December 31, 2004. At June 30, 2005 the Company's total current liabilities exceeded its total current assets by $824,742. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the Company's 2004 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such.

    Cash provided by operating activities during the first six months of 2005 was $21,638.

    Cash used in investing activities during the first six months of 2005 was $209,533 and related to the construction of capital assets at the Bear River Zeolite facility.

    Net cash provided by financing activities was $290,017 during the first six months of 2005, and was primarily generated from an increase in proceeds from the issuance of common stock and warrants.


    ITEM 3.     CONTROLS AND PROCEDURES

    An evaluation was performed by the Company's president and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Company's president and principal financial officer concluded that disclosure controls and procedures were effective as of June 30, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion.
    There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.


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

    None


    ITEM 5.     OTHER INFORMATION

    None


    ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    None

    Reports on Form 8-K    None

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



                      By: /s/ John C. Lawrence            Date: August 12, 2005
                          -----------------------------------------------------
                          John C. Lawrence, Director and President
                         (Principal Executive, Financial and Accounting Officer)