Form 10QSB
period 2005-09-30
UNITED STATES ANTIMONY CORP
filed 2005-11-14
CIK 101538

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period _________ to _________


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


                   P.O. BOX 643, THOMPSON FALLS, MONTANA 59873
                   -------------------------------------------
               (Address of principal executive offices) (Zip code)


       Registrant's telephone number, including area code: (406) 827-3523


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] No [ ]

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange act.

                                 YES [ ] No [X]

Transitional Small Business Disclosure Format

                                 YES [ ] No [X]

At November 14, 2005, the registrant had outstanding 32,806,620 shares of par value $0.01 common stock.
================================================================================

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                                 FOR THE PERIOD
                            ENDED SEPTEMBER 30, 2005


                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements..................................................1

Item 2: Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................6

Item 3: Controls and Procedures...............................................9


PART II - OTHER INFORMATION

Item 1: Legal Proceedings....................................................10

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds..........10

Item 3: Defaults among Senior Securities.....................................10

Item 4: Submission of Matters to a Vote of Security Holders..................10

Item 5: Other Information....................................................10

Item 6: Exhibits and Reports on Form 8-K.....................................10


SIGNATURE....................................................................11

CERTIFICATIONS...............................................................12


          [The balance of this page has been intentionally left blank.]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                        (UNAUDITED)
                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           2005              2004
                                     ASSETS
Current assets:
   Cash                                                                $     32,978      $     11,642
   Accounts receivable, less allowance
      for doubtful accounts of $30,000                                      106,384            56,774
   Inventories                                                              131,722           237,806
                                                                       ------------      ------------
              Total current assets                                          271,084           306,222

Investment in USAMSA, net                                                       881             3,527
Properties, plants and equipment, net                                       850,515           683,003
Restricted cash for reclamation bonds                                        86,917            91,512
Deferred financing costs, net amortization                                   16,875            22,500
                                                                       ------------      ------------
              Total assets                                             $  1,226,272      $  1,106,764
                                                                       ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                    $    469,485      $    441,085
   Accrued payroll and related taxes                                        132,952           102,428
   Other accrued liabilities                                                 74,831            76,385
   Deferred revenue                                                               0            30,000
   Accrued interest payable                                                  44,866            30,890
   Payable to related parties                                               285,514           287,687
   Long-term debt, current                                                   58,222            30,235
   Accrued reclamation costs, current                                        71,250           100,000
                                                                       ------------      ------------
              Total current liabilities                                   1,137,120         1,098,710

Convertible notes payable                                                   350,000           350,000
Long-term debt, noncurrent                                                  618,688           636,695
Accrued reclamations costs, noncurrent                                       71,250            42,500
                                                                       ------------      ------------
              Total liabilities                                           2,177,058         2,127,905
                                                                       ------------      ------------

Commitments and contingencies (Note 3) Stockholders' deficit:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized:
        Series A: None and 4,500 shares issued and outstanding                    0                45
        Series B: 750,000 shares issued and outstanding                       7,500             7,500
        Series C: 177,904 shares issued and outstanding                       1,779             1,779
        Series D: 2,014,600 and 1,899,672 shares issued
        and outstanding                                                      20,146            18,996
   Common stock, $0.01 par value, 50,000,000 shares
      authorized; 32,701,700 and 31,528,816 issued and outstanding          327,017           315,289
   Additional paid-in capital                                            18,464,807        18,117,824
   Accumulated deficit                                                  (19,772,035)      (19,482,574)
                                                                       ------------      ------------
              Total stockholders' deficit                                  (950,786)       (1,021,141)
                                                                       ------------      ------------
              Total liabilities and stockholders' deficit              $  1,226,272      $  1,106,764
                                                                       ============      ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                          2005             2004            2005             2004
Revenues:
   Sales of antimony products                        $    506,414     $    569,361    $  1,862,453     $  1,662,100
   Sales of zeolite products                              255,783          249,585         943,461          786,683
                                                     ------------     ------------    ------------     ------------
                                                          762,197          818,946       2,805,914        2,448,783
                                                     ------------     ------------    ------------     ------------

Cost of sales:
   Cost of antimony production                            365,482          432,357       1,357,928        1,281,592
   Antimony depreciation                                   11,200            8,425          31,800           29,025
   Antimony freight and delivery                           28,114           38,671         120,453          118,354
   Cost of zeolite production                             201,057          130,795         699,221          477,715
   Zeolite depreciation                                    26,583           22,031          62,983           49,631
   Zeolite freight and delivery                             2,445           65,434          51,297          195,948
                                                     ------------     ------------    ------------     ------------
                                                          634,881          697,713       2,323,682        2,152,265
                                                     ------------     ------------    ------------     ------------

Gross profit                                              127,316          121,233         482,232          296,518
                                                     ------------     ------------    ------------     ------------

Other operating expenses:
   Corporate general and administrative                    61,305           93,937         206,034          246,108
   Antimony general and administrative                      1,365            5,872          33,888            6,245
   Antimony sales expenses                                 19,794           11,249          46,779           37,123
   Bear River Zeolite general and administrative           60,199           56,936         207,198          146,886
   Bear River Zeolite sales expenses                       29,874           13,243          93,860           47,834
                                                     ------------     ------------    ------------     ------------
                                                          172,537          181,237         587,759          484,196
                                                     ------------     ------------    ------------     ------------

Other (income) expense:
   USAMSA expense                                             882                0           2,646                0
   Interest expense                                        38,027           18,823         111,876           76,608
   Factoring expense                                       17,504           25,113          71,449           65,356
   Interest income and other                               (1,384)            (383)         (2,037)          (2,846)
                                                           55,029           43,553         183,934          139,118

Net loss                                             $   (100,250)    $   (103,557)   $   (289,461)    $   (326,796)
                                                     ============     ============    ============     ============
Basic net loss per share of common stock             $        Nil     $        Nil    $        Nil     $        Nil
                                                     ============     ============    ============     ============
Basic weighted average shares outstanding              32,546,137       30,929,251      31,951,659       29,958,360
                                                     ============     ============    ============     ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                                        2005             2004
Cash flows from operating activities:
   Net loss                                                          $ (289,461)      $ (326,796)
   Adjustments to reconcile net loss to
      net cash used by operating activities:
        Depreciation and amortization                                   103,054           86,731
           Change in:
           Restricted cash                                                4,595          105,649
           Accounts receivable                                          (49,610)         (80,733)
           Inventories                                                  106,084            20,395
           Accounts payable                                              28,400         (121,001)
           Accrued payroll and related taxes                             30,524          (49,692)
           Other accrued liabilities                                     (1,554)          (4,525)
           Judgment payable                                                   0            2,550
           Deferred revenue                                             (30,000)               0
           Accrued interest payable                                      46,417            4,974
           Payable to related parties                                    (2,173)          54,756
                                                                     ----------       ----------
              Net cash used by operating activities                     (53,724)        (307,692)
                                                                     ----------       ----------

Cash flows from investing activities:
   Purchase of properties, plants and equipment                        (262,295)        (170,023)
                                                                     ----------       ----------
              Net cash used by investing activities                    (262,295)        (170,023)
                                                                     ----------       ----------

Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants                   51,000           10,000
   Proceeds from exercise of common stock warrants                      253,375          427,215
   Proceeds from exercise of Series D preferred stock warrants           23,000                0
   Principal payments on notes payable to bank                          (73,039)        (153,679)
   Proceeds from notes payable to bank                                   58,019          174,419
   Proceeds from related party note payable                              25,000                0
   Change in checks issued and payable                                        0           19,760
                                                                     ----------       ----------
              Net cash provided by financing activities                 337,355          477,715
                                                                     ----------       ----------

Net change in cash                                                       21,336                0
Cash, beginning of period                                                11,642                0
                                                                     ----------       ----------
Cash, end of period                                                  $   32,978       $        0
                                                                     ==========       ==========

Supplemental disclosures:

Non cash financing activities:
   Common stock issued in satisfaction of accounts payable                            $  150,145
                                                                                      ==========
   Common stock issued for conversion of accrued interest            $   32,441
                                                                     ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

    UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARY

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    1.   BASIS OF PRESENTATION:

    The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. Certain consolidated financial statement amounts for the three and nine-month periods ended September 30, 2004 have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

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

    3.   COMMITMENTS AND CONTINGENCIES:

    Until 1989, the Company mined, milled and leached gold and silver in the Yankee Fork Mining District in Custer County, Idaho. In 1994, the U.S. Forest Service, under the provisions of the Comprehensive Environmental Response Liability Act of 1980 ("CERCLA"), designated the cyanide leach plant as a contaminated site. In 1996, the Idaho Department of Environmental Quality requested that the Company sign a consent decree related to completing the reclamation and remediation at the Preachers Cove mill. The Company believes its reclamation is substantially complete.

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

    4.   BUSINESS SEGMENTS

    The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2005              SEPTEMBER 30, 2005
                                                      2005           2004             2005             2004
     Revenues:
        Antimony                                   $  506,414     $  569,361      $  1,862,453     $  1,662,100
        Zeolite                                       255,783        249,585           943,461          786,683
                                                   ----------     ----------      ------------     ------------
                                                   $  762,197     $  818,946      $  2,805,914     $  2,448,783
                                                   ==========     ==========      ============     ============
     Cost of sales:
        Production and freight and delivery:
          Antimony                                 $  393,596     $  471,028      $  1,478,381     $  1,399,946
          Zeolite                                     203,502        196,229           750,518          673,663
        Depreciation:
          Antimony                                     11,200          8,425            31,800           29,025
          Zeolite                                      26,583         22,031            62,983           49,631
                                                   ----------     ----------      ------------     ------------
                                                   $  634,881     $  697,713      $  2,323,682     $  2,152,265
                                                   ==========     ==========      ============     ============

     Gross profit                                  $  127,316     $  121,233      $    482,232     $    296,518
                                                   ==========     ==========      ============     ============
     Other operating expenses:
        Sales expense:
          Antimony                                 $   19,794     $   11,249      $     46,779     $     37,123
          Zeolite                                      29,874         13,243            93,860           47,834
        General and administrative expense:
          Corporate                                    61,305         93,937           206,034          246,108
          Antimony                                      1,365          5,872            33,888            6,245
          Zeolite                                      60,199         56,936           207,198          146,886
                                                   ----------     ----------      ------------     ------------
                                                   $  172,537     $  181,237      $    587,759     $    484,196
                                                   ==========     ==========      ============     ============
     Capital expenditures:
          Antimony                                 $   36,349     $        0      $     36,349     $     19,700
          Zeolite                                      16,414         42,735           225,946          150,323
                                                   ----------     ----------      ------------     ------------
                                                   $   52,763     $   42,735      $    262,295     $    170,023
                                                   ==========     ==========      ============     ============

     Properties, plant and equipment, net:         $  850,515     $  645,678      $    850,515     $    645,678
                                                   ==========     ==========      ============     ============

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

    RESULTS OF OPERATIONS

    FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004

    The Company's operations resulted in a net loss of $100,250 for the three-month period ended September 30, 2005, compared with a net loss of $103,557 for the same period ended September 30, 2004. The decrease in the loss for the third quarter of 2005 compared to the similar period of 2004 is primarily due to an increase in sales of zeolite.

    Total revenues from antimony product sales for the third quarter of 2005 were $506,414 compared with $569,361 for the comparable quarter of 2004, a decrease of $62,947. During the three-month period ended September 30, 2005, 72% of the Company's revenues from antimony product sales were from sales to one customer (Kohler, Inc.). Sales of antimony products during the third quarter of 2005 consisted of 311,732 pounds at an average sale price of $1.62 per pound. During the third quarter of 2004 sales of antimony products consisted of 392,872 pounds at an average sale price of $1.45 per pound.

    Sales of zeolite products during the third quarter of 2005 were $255,783 compared with the same quarter sales in 2004 of $249,585. The increase in sales for the third quarter of 2005 compared to the same quarter of 2004 was due to the Company's marketing efforts and a corresponding increase in the number of zeolite customers. Gross profit from antimony and zeolite sales during the third quarter of 2005 was $127,316 compared with gross profit of $121,233 during the third quarter of 2004.

    The cost of antimony production was $365,482, or $1.17 per pound sold, during the third quarter of 2005 compared to $432,357 or $1.10 per pound sold, during the third quarter of 2004. The increase in price per pound was due to decreased volume of production and increased costs of electricity and fuel.

    The cost of zeolite production was $201,057 for the third quarter of 2005 compared to $130,795 during the third quarter of 2004. The increase was principally due to the increase in costs of fuel and a jaw crusher repair.

    Antimony depreciation for the third quarter of 2005 was $11,200 compared to $8,425 for the third quarter of 2004. The increase in depreciation directly related to the purchase of capital assets.

    Zeolite depreciation for the third quarter of 2005 was $26,583 compared to $22,031 for the third quarter of 2004. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

    Antimony freight and delivery for the third quarter of 2005 was $28,114 compared to $38,671 of freight and delivery expense during the third quarter of 2004. The decrease is directly related to the decrease in sales of antimony in the third quarter of 2005 compared to the same quarter of 2004.

    Zeolite freight and delivery for the third quarter of 2005 was $2,445 compared to $65,434 for the third quarter of 2004. The decrease is due to customers using their own trucking.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION CONTINUED

    During the third quarter of 2005, the Company incurred costs totaling $60,199 associated with general and administrative expenses of its 100% owned subsidiary, Bear River Zeolite Company, compared to $56,936 of such expenses in the comparable quarter of 2004. These expenses included royalties.

    Zeolite sales expenses were $29,874 during the third quarter of 2005 compared to $13,243 during the third quarter of 2004. The increase is directly related to the increase in zeolite sales.

    General and administrative expenses in the antimony division were $1,365 during the third quarter of 2005 compared to $5,872 during the same quarter of 2004.

    Antimony sales expenses were $19,794 in the third quarter of 2005 and were comparable with $11,249 during the third quarter of 2004.

    Interest expense of $38,027 was incurred during the third quarter of 2005 compared to $18,823 during the third quarter of 2004. The increase was primarily due to an increase in funding.

    Accounts receivable factoring expense was $17,504 during the third quarter of 2005 compared to $25,113 during the third quarter of 2004. The decrease was primarily due to a decrease in sales.

    Interest and other income increased from $383 during the third quarter of 2004 to $1,384 during the third quarter of 2005. The increase was the result of finance charges associated with an account receivable during the third quarter of 2005.

    General and administrative expenses for the corporation were $61,305 during the third quarter of 2005 compared to $93,937 for the same quarter in 2004. The decrease is primarily due to the decrease in general and administrative activities associated with reclamation.

    FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

    The Company's operations resulted in a net loss of $289,461 for the nine-month period ended September 30, 2005, compared with a net loss of $326,796 for the nine-month period ended September 30, 2004. The decrease in net loss for the first nine months of 2005 compared to the first nine months of 2004 is primarily due an increase in gross profit from product sales in 2005.

    Total revenues from antimony product sales for the first nine months of 2005 were $1,862,453 compared with $1,662,100 for the comparable period of 2004, an increase of $200,353. During the nine-month period ended September 30, 2005, 59% of the Company's revenues from antimony products sales were from sales to one customer (Kohler, Co.) and 6% were from sales to a second individual customer. Sales of antimony products during the first nine months of 2005 consisted of 1,244,765 pounds at an average sale price of $1.50 per pound. During the first nine months of 2004 sales of antimony products consisted of 1,120,833 pounds at an average sale price of $1.48 per pound. The increase in pounds of antimony sold is attributed to difficulties customers are having in procuring product which meets their specifications. The increase in sale prices of antimony products from the first nine months of 2005 to the first nine months of 2004 is the result of a corresponding increase in antimony metal prices.

    Sales of zeolite products during the first nine months of 2005 were $943,461 compared to sales of $786,683 during the comparable period of 2004. The increase in sales of zeolite is due to the Company expanding its zeolite plant and expanding its customer base.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION CONTINUED:

    Gross profit from antimony and zeolite sales during the first nine-month period of 2005 was $482,232 compared with gross profit of $296,518 during the same nine-month period of 2004.

    During the first nine months of 2005, the Company incurred expenses totaling $207,198 associated with sales development and general and administrative expenses of its wholly owned subsidiary, Bear River Zeolite, compared to $146,886 of expenses during the comparable period of 2004. The increase in BRZ expenses was principally due to an increase in royalty expense directly related to increase in sales.

    Antimony general and administrative expenses were $33,888 during the first nine months of 2005, compared to $6,245 during the first nine months of 2004. The increase in general and administrative expenses during the first nine months of 2005 compared to the same period of 2004 was due travel and expenses related to the new project in Mexico to research another possible source of antimony ore to expand our present available sources.

    Antimony sales expenses were $46,779 during the first nine months of 2005 compared with $37,123 in the first nine months of 2004. The increase in sales expenses is directly related to the increase in sales.

    Interest expense was $111,876 during the first nine months of 2005, compared to interest expense of $76,608 incurred during the first nine months of 2004. The increase was due to an increase in convertible note funding in 2005.

    Accounts receivable factoring expense was $71,449 during the first nine months of 2005 compared to $65,356 of factoring expense incurred during the first nine months of 2004. The increase was primarily due to an increase in sales of antimony factored.

    Interest and other income decreased from $2,846 during the first nine months of 2004 to $2,037 during the first nine months of 2005. The decrease was due to a corresponding decrease in cash bonds.

    General and administrative expenses for the corporation were $206,034 during the nine-month period ending September 2005 compared to $246,108 for the same quarter in 2004. The decrease is primarily due to the decrease in reclamation expense and a decrease in the telephone expense directly related to the toll free line.

    FINANCIAL CONDITION AND LIQUIDITY

    At September 30, 2005, Company assets totaled $1,226,272, and there was a stockholders' deficit of $950,786. The stockholders' deficit decreased $70,355 from December 31, 2004, primarily due to the operating loss. during the nine months ended September 30, 2005. At September 30, 2005 the Company's total current liabilities exceeded its total current assets by $866,036. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the Company's 2004 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and to acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such. The Company's management is confident, however, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION CONTINUED:

    Cash used by operating activities during the first nine months of 2005 was $53,724, and resulted from net loss of $289,461 during the first nine months of 2005 as adjusted by increasing accounts payable, decreasing inventories and the non-cash affects of depreciation and amortization expenses.

    Cash used in investing activities during the first nine months of 2005 was $262,295 and primarily related to the construction of capital assets at the Bear River Zeolite facility.

    Net cash provided by financing activities was $337,355 during the first nine months of 2005 was primarily generated from proceeds from the exercise of common stock warrants.


    ITEM 3.  CONTROLS AND PROCEDURES

    The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

    In connection with the review of the Company's consolidated financial statements for the three and nine month periods ended September 30, 2005, the Company's independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. In particular, our independent registered public accounting firm identified the following weaknesses in our internal control systems: (1) lack of segregation of duties and (2) lack of formal procedures relating to all areas of financial reporting including a lack of review by management. The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. The Company considered these matters in connection with the period-end closing of accounts and preparation of related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters. We believe that the material weakness began in 2003 and existed at the end of the period covered by this report.

    The size of the Company has prevented us from being able to employ sufficient resources at this time to enable us to have an adequate level of supervision and segregation of duties within our internal control system. We will continue to monitor and assess the costs and benefits of additional staffing within the Company. However, we have not taken any formal steps at this time to correct the material weaknesses identified by our independent registered public accounting firm. If we are unable to correct these material weaknesses, there is more than a remote likelihood that a material misstatement to our SEC reports will not be prevented or detected, in which case investors could lose confidence in the accuracy and completeness of our financial reports. This could have an adverse effect on our ability to raise additional capital and could also have an adverse effect on our stock price.

    As required by the SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was performed under the supervision and with the participation of the Company's management, including the President & Chief Executive Officer and Vice President Finance, Secretary and Treasurer. Based upon that evaluation, our President & Chief Executive Officer and Vice President Finance, Secretary and Treasurer have concluded that the Company's controls and procedures were not effective as of the end of the period covered by this Quarterly Report due to inadequate supervision and segregation of duties.


                           PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

    None

    ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    During the nine month period ended September 30, 2005 the Company sold 170,000 shares of its restricted common stock for $0.30 per share or $51,000 and issued 890,167 shares of its restricted common stock to exercising warrant holders for approximately $0.28 per share or $253,375. During the three month period ended September 30, 2005 the Company sold 85,000 Series D preferred shares to a director for approximately $0.27 per share or $23,000. Proceed from sales of restricted common stock and Series D preferred shares were used to fund the Company's operations.

    In addition, during the three month period ended September 30, 2005, the Company exchanged 108,137 shares of its restricted common stock for accrued interest due a company controlled by Al Dugan, a significant share holder of $32,441 ($0.30 per share).

    The Company also issued 4,500 shares of its restricted common stock in exchange for 4,500 shares of Series A preferred shares during nine month period ended September 30, 2005.

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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



By /s/ John C. Lawrence                            Date: November 30. 2005
   --------------------------                            --------------------
   John C. Lawrence, Director
   and President (Principal
   Executive, Financial and
   Accounting Officer)