Form 10KSB
period 2005-12-31
UNITED STATES ANTIMONY CORP
filed 2006-04-17
CIK 101538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2005


   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period ______________ to ______________


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The registrant's revenues for its most recent fiscal year were $3,564,030.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $16,043,531 as of March 28, 2006.

At March 28, 2006, the registrant had 31,595,483 outstanding shares of par value $0.01 common stock.

================================================================================

                                TABLE OF CONTENTS



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS............................................   3
            General ........................................................   3
            History.........................................................   3
            Overview-2005...................................................   3
            Risk Factors....................................................   4
            Antimony Division...............................................   5
            Zeolite Division................................................   6
            Environmental Matters...........................................   7
            Employees.......................................................   9
            Other...........................................................   9

ITEM 2.  DESCRIPTION OF PROPERTIES..........................................   9
            Antimony Division...............................................   9
            Zeolite Division................................................   9

ITEM 3.  LEGAL PROCEEDINGS..................................................   9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   9



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........  10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.........  10

ITEM 7.  FINANCIAL STATEMENTS...............................................  12

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE...........................................  12

ITEM 8-A CONTROLS AND PROCEDURES............................................  12



                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................  12

ITEM 10. EXECUTIVE COMPENSATION.............................................  13

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....  14

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  15

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...................................  16

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................  19


SIGNATURES       ...........................................................  20


CERTIFICATIONS   ...........................................................


FINANCIAL STATEMENTS..................................................... F1-F23

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

================================================================================
     Explanatory Note: As used in this report, the terms "we," "us" and "our" are used to refer to United States Antimony Corporation and, as the context requires, its management.
================================================================================



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

HISTORY

United States Antimony Corporation ("USAC") was incorporated in Montana in January 1970 to mine and produce antimony products. In December 1983, we suspended antimony mining operations but continued to produce antimony products from domestic and foreign sources. On August 19, 2005 USAC formed Antimonio de Mexico, S. A. de C. V. to explore and develop antimony and silver deposits in Mexico. Bear River Zeolite Company ("BRZ") was incorporated in 2000, and it mines and produces zeolite in southeastern Idaho. Our principal business is the production and sale of antimony and zeolite products.

OVERVIEW-2005

Antimony Sales

During 2005, sales of our antimony products increased approximately 13% from that of 2004. The profitability of the Antimony Division was adversely affected by a 4 month strike at the raw material supplier's plant, increase fuel costs, and the construction and start up of a plant to process a legacy slag pile.

Bear River Zeolite Company

During 2005, significant costs were incurred by BRZ to expand the plant, construct a new dryer, reprocess product in Wyoming, and pay for large fuel price increases. Sales of zeolite increased 16% during 2005 from 2004.

Yellow Jacket Reclamation

The Yellow Jacket mill site was essentially reclaimed in 2002. Little work was performed since, and the project is complete.

Yankee Fork Mill Site Reclamation

During 2004 and 2005, most of the reclamation work was completed. Work scheduled for 2006 includes water monitoring, seeding and fertilizing.

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

We have not generated an operating profit for several years, although we did generate gross profit from operations during the fourth quarter of 2005. We have been able to continue operations from gross profit from our antimony operations, sales of common stock and borrowings from banks and others. As of December 31, 2005, we had a stockholders' deficit of $717,833. We may incur net losses for the foreseeable future unless and until we are able to establish profitable business operations and reduce cash outflows from general and administrative expenses and property reclamation costs. As of December 31, 2005, we had total current assets of $586,898 and total current liabilities of $1,411,200 , or negative working capital of approximately $824,302.

Our auditors' report as of March 22, 2006 raised doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2005, which are included in this report, indicate that there was doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

We are delinquent or in arrears on significant current liabilities; and collection efforts by creditors could jeopardize our viability as a going concern and close down our operations.

As of December 31, 2005, we are delinquent on the payment of several current liabilities including payroll and property taxes of approximately $81,600, accounts payable of approximately $188,700 and accrued interest payable of approximately $98,600. In the absence of payment arrangements, creditors could individually or collectively demand immediate payment and jeopardize our ability to fund operations and correspondingly damage our business. Creditors who are owed taxes have the power to seize our assets for payment of amounts past due and close down our operations.

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

As of December 31, 2005, our bank debt of approximately $597,000 is secured by a collateral pledge of substantially all of our mining equipment as well as our patented and unpatented mining claims in Sanders County, Montana. Pursuant to the terms of convertible and secured convertible notes payable, we owe quarterly interest payments, which if we don't or are unable to pay will result in a default on the notes. Our president, John C. Lawrence, has also guaranteed repayment of all our bank debt and has a secured interest in our assets as well. In the event we are unable to pay the bank debt as it matures, there is a risk the bank may foreclose its security interest and we would lose all or a portion of our equipment as well as our patented and unpatented mining claims.

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

We have accruals totaling $142,500 on our balance sheet at December 31, 2005, for our environmental reclamation responsibilities, $75,000 of which is classified as current. If we are not able to adequately perform our reclamation activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

ANTIMONY DIVISION

Our antimony mining properties, mill and metallurgical plant are located in the Burns Mining District of Sanders County, Montana, approximately 15 miles west of Thompson Falls. We hold 10 patented lode claims, some of which are contiguous, and 2 patented mill sites. We have no "proven reserves" or "probable reserves" of antimony, as these terms are defined by the Securities and Exchange Commission. Environmental restrictions preclude mining at this site.

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

We currently own 50% of the common stock of United States Antimony, Mexico S.A. de C.V. ("USAMSA"), which was formed in April 1998. During 1999 and 1998, we invested capital and surplus equipment from our Thompson Falls antimony operation in USAMSA, which was used for the construction of an antimony processing plant in Mexico. During the later part of 2000 we finalized our 50% investment in USAMSA. To date, two antimony processing furnaces and a warehouse building have been built and limited antimony processing has taken place. During 2005 and 2004, USAMSA was idle and had no production activities due to volatile antimony prices and the lack of operating and development capital. During 2002, we adjusted our investment in USAMSA to recognize an impairment of its value. During 2005 and 2004, our investment in USAMSA was further decreased. The balance of our investment at December 31, 2005 is zero.

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

We estimate (but have not independently confirmed) that our present share of the domestic market for antimony oxide products is approximately 4%. We are the only significant U.S. producer of antimony products. The balance of domestic sales is foreign imports (primarily from Chinese and Belgian suppliers).

For the year ended December 31, 2005, we sold 1,562,946 pounds of antimony products generating approximately $2.47 million in revenues. During 2004, we sold 1,474,636 pounds of antimony products generating approximately $2.18 million in revenues. During 2005 and 2004, approximately 59% and 66%, respectively, of our antimony sales were made to one customer.

Marketing:   We employ full-time marketing personnel and have negotiated various commission based sales agreements with other chemical distribution companies.

Antimony Price Fluctuations: Our operating results have been, and will continue to be, directly related to the market prices of antimony metal, which have fluctuated widely in recent years. The volatility of prices is illustrated by the following table, which sets forth the average prices of antimony metal per pound as reported by sources deemed reliable by us.

                           Year      Average Price
                           ----      -------------
                           2005          $1.73
                           2004          $1.32
                           2003          $1.21
                           2002          $0.88
                           2001          $0.58
                           2000          $0.67


The range of sales prices for antimony oxide per pound was as follows for the periods indicated:

                     Year       High      Low    Average Price
                     ----       ----      ---    -------------
                     2005       $5.45    $1.36       $1.58
                     2004       $5.45    $0.95       $1.48
                     2003       $5.45    $1.01       $1.27
                     2002       $5.25    $0.71       $0.99
                     2001       $5.99    $0.66       $0.93
                     2000       $5.88    $0.65       $0.99


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

ZEOLITE DIVISION

We own 100% of Bear River Zeolite Company, an Idaho corporation incorporated on June 1, 2000. BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment. The royalty is a percentage of the zeolite sales price (FOB mine). The minimum annual royalty during the first five years is $1,000. During 2002, we sold additional royalty interests in BRZ to a company controlled by Al Dugan, a majority shareholder and, as such, an affiliate. The royalties granted Mr. Dugan's company a payment equal to 3% of all gross sales (FOB mine) on zeolite products. On a combined basis, royalties vary from 8%-13%. BRZ has constructed a processing plant on the property and is currently improving its productive capacity. Through December 31, 2005, we had spent approximately $1,000,000 to purchase and construct the processing plant.

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

Yankee Fork Mill Site.

During 2005, USAC spent approximately $7,200 and essentially finished the bulk of the reclamation work at the Yankee Fork mill site. Monitoring of the reclamation site will continue through 2005. At December 31, 2005, we have accrued $5,000 for the remaining activities.

Antimony Processing Site.

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site"). Under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality, we performed substantial environmental reclamation activities during 2000 and 1999. The regulatory agencies require that we line a storm water pond and construct a water treatment facility and thus fulfill the majority of our environmental responsibilities at the Stibnite Hill Mine site. At December 31, 2005, we have accrued $130,000, most of which is classified as current for our antimony site reclamation activities.

Yellow Jacket Mine.

During 2002, we received notification from the U.S. Forest Service outlining only minor tasks to be performed during the 2003 field season. These tasks have been completed. At December 31, 2005, we have not accrued any liability for reclamation activities at the Yellow Jacket Mine.

BRZ.

During 2001, we recorded a reclamation accrual for our Bear River Zeolite subsidiary, based on an analysis performed by management and reviewed and approved by regulatory authorities for environmental bonding purposes. The accrual of $7,500 represents the Company's estimated costs of reclaiming, in accordance with regulatory requirements; the acreage disturbed by our zeolite operations and remains unchanged at December 31, 2005.

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

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2005. We have made significant reclamation and remediation progress on all our properties over the past three years and have complied with regulatory requirements in our environmental remediation efforts. The changes in amounts accrued for environmental remediation activities during the year ended December 31, 2004 is as follows:

                             YANKEE FORK   THOMPSON FALLS  YELLOW JACKET   BEAR RIVER
                              MILL SITE    ANTIMONY PLANT      MINE          ZEOLITE         TOTAL
                              ----------     ----------     ----------     ----------     ----------
Balances, December 31, 2003   $   45,000     $  150,000     $    6,000     $    7,500     $  208,500
Less: Reclamation Costs          (40,674)        (4,441)                                     (45,115)
Adjustment of Accrued
   Remediation Costs                 674        (15,559)        (6,000)                      (20,885)
                              ----------     ----------     ----------     ----------     ----------
Balances, December 31, 2004   $    5,000     $  130,000     $       --     $    7,500     $  142,500
                              ==========     ==========     ==========     ==========     ==========

During 2005, we expensed $8,581 on ongoing reclamation activities at the Yankee Fork Mill Site and the Thompson Falls Antimony Plant.

EMPLOYEES

As of December 31, 2005, we employed 46 full-time employees. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement.

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


ITEM 2.  DESCRIPTION OF PROPERTIES

ANTIMONY DIVISION

Our principal plant and mine are located in the Burns Mining District, Sanders County, Montana, approximately 15 miles west of Thompson Falls, Montana. We hold 2 patented mill sites and 10 patented lode mining claims covering 152 acres. The lode claims are contiguous within two groups.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

                  2004                        High               Low
             -------------                  -------            -------
             First Quarter                  $  0.51            $  0.20
             Second Quarter                    0.51               0.25
             Third Quarter                     0.52               0.24
             Fourth Quarter                    0.50               0.34

                  2005                        High               Low
             -------------                  -------            -------
             First Quarter                  $  0.82            $  0.42
             Second Quarter                    0.68               0.36
             Third Quarter                     0.70               0.45
             Fourth Quarter                    0.70               0.47

The approximate number of record holders of our common stock at March 28, 2006 is 2,631.

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

RESULTS OF OPERATIONS

The Company reported a net loss of $575,766 in 2005 compared to a net loss of $93,164 in 2004.

The decrease in the income from operations of $28,396 during 2005 in the Antimony Division was due to a 4 month strike at the plant that supplies raw materials to the Company, a drastic increase in the cost of propane, and the costs associated with processing a legacy slag pile. The increase in the loss from operations of $137,607 during 2005 in the Zeolite Division was primarily due to a decrease in the sale price of the product, increased propane and diesel prices, the reprocessing of a large tonnage of material that had been shipped, and expansion of the operations.

Total sales of antimony products were $2,467,546 for 2005, compared with $2,179,956 for 2004, an increase of $287,590. During the year ended December 31, 2005, sales of antimony products consisted of 1,562,946 pounds at an average sale price of $1.58 per pound. Sales of antimony products during the year ended December 31, 2004 consisted of 1,474,636 pounds at an average sale price of $1.48 per pound. Sales and profitability would have been much greater during 2005, but the raw material supplier had a four month strike that curtailed shipments to the Company. Additionally, the Company incurred additional cost to process a legacy slag pile to provide raw materials. A major increase in the price of propane also cut into the profitability in 2005. These items significantly reduced our income from operations from antimony during 2005.

Combined costs of antimony sales were $2,095,824 or $1.34 per pound sold for the year ended December 31, 2005, as compared to $1,779,838, or $1.21 per pound sold, for the year ended December 31, 2004. The increase in costs per pound is due to an increase in propane prices and the processing of the legacy slag pile. Depreciation expense in the Antimony division was $43,673 during 2005 compared to $41,449 during 2004.

Total sales of zeolite products were $1,096,484 for 2005, compared with $942,936 for 2004, an increase of 16 percent. Combined costs of zeolite sales were $1,367,849 for 2005, compared with $1,076,694 for 2004. The tons shipped in 2005 were 11,654 tons compared to 10,333 tons in 2003, an increase of 13%. Depreciation expense was $84,256 for BRZ during 2005, compared to $70,875 during 2004. The large increase in costs during 2005 were due to a major plant expansion in which certain start up costs were expensed, the installation of a new dryer, a huge increase in the cost of propane and diesel, and the reprocessing of product in Wyoming. Additionally, the sale price of the product was too low, and this problem is being corrected in 2006.

Antimony sales expenses were $48,104 for 2005, compared with $48,005 for 2004. BRZ sales expenses decreased to $48,937 in 2005 from $65,967 in 2004.

During 2005, the Company incurred corporate general and administrative expenses totaling $302,749, compared with $331,046 during 2004. The Company also incurred $230,878 in exploration during 2005 where none was incurred in 2004. The exploration was on property located in Mexico in accordance with the Company's new subsidiary's agreement (see note 8 to the consolidated financial statements).

Reclamation at Yellow Jacket is complete. Yankee Fork Mill Site reclamation was nothing in 2005 compared to $40,674 in 2004. The Company believes it has virtually completed its reclamation work at Yankee Fork. Water monitoring and vegetation are the Company's final responsibilities at Yankee Fork. The Company spent $1,408 for reclamation work during 2005 at the Thompson Falls antimony plant compared to $4,441 during 2004.

Net interest expense was $122,021 for 2005, compared with $113,018 for 2004.

Accounts receivable factoring expense was $86,947 for 2005, compared with $88,952 for 2004.

FINANCIAL CONDITION AND LIQUIDITY

At December 31, 2005, Company assets totaled $1,619,370, and there was a stockholders' deficit of $717,833. In addition, at December 31, 2005, the Company's total current liabilities exceeded its total current assets by $824,302. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in its report on our 2005 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic, there can be no assurance that the Company will be able to sustain profitable operations and meet its financial obligations.

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

Cash used by operating activities during 2005 was $302,534, and resulted primarily from the reduction of current liabilities.

Cash used by investing activities during 2005 was $305,481, which was primarily related to the construction and purchases of capital assets used at the Bear River Zeolite facility.

The Company was able to fund its operating loss and its acquisition of plant and equipment during 2005 from net cash provided by financing activities of $818,341, including $770,033 generated from sales of unregistered common stock and warrants.

The Company hopes that it will have additional financial resources from increasing gross profits from its antimony business and sales of zeolite from BRZ.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the registrant are included herein on pages F1-F24.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8-A. CONTROLS AND PROCEDURES

An evaluation was performed by the Company's president of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the president concluded that disclosure controls and procedures were effective as of December 31, 2005, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of directors and executive officers at December 31, 2004, is as follows:

         Name               Age  Affiliation                  Expiration of Term
         ----               ---  -----------                  ------------------

         John C. Lawrence   66   Chairman, President,         Annual meeting
                                 Secretary, and Treasurer;
                                 Director
         Robert A. Rice     80   Director                     Annual meeting
         Leo Jackson        63   Director                     Annual meeting
         Gary A. Babbitt    XX   Director                     Annual meeting


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

GARY A. BABBITT.   Mr. Babbitt has experience in mining industry with 30 years dealing with joint ventures, financing, contracting and employment. He is currently a partner in a business in Guadalajara, has a working knowledge of Spanish and has negotiated contracts in Latin America. Mr. Babbitt has a B.A. from the Albertson College of Idaho, and earned his J.D. from the University of Chicago.

We are not aware of any involvement by our directors or executive officers during the past five years in legal proceedings that are material to an evaluation of the ability or integrity of any director or executive officer.

Board Meetings and Committees.   Our Board of Directors held eight (8) regular
meetings during the 2005 calendar year. Each incumbent director attended at least 75% of the meetings held during the 2005 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member. Our Board of Directors does not have a Compensation Committee, or a Nominating Committee.

Our Board of Directors has established an Audit Committee consisting of one member (Robert A. Rice) of the Board of Directors not involved in our day-to-day financial management. Mr. Rice is not considered a financial expert; the Company does not have the necessary capital resources to attract and retain an independent financial expert to serve on its Audit Committee.

Board Member Compensation. We paid directors' fees in the form of 26,000 shares of our Series D Preferred Stock per director during 2005.

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

Based solely on our review of copies of Forms 3, 4, and 5 furnished to us, Mr. Lawrence timely filed Form 4 reports during 2005. Mr. Rice and Mr. Jackson did not file timely Form 4 or Form 5 reports during 2005. Al W. Dugan, a shareholder who became a 10% beneficial owner during 2000, has timely filed Form 4 reports during 2005.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company's executive officers and its directors. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at: United States Antimony Corporation, P.O. Box 643, Thompson Falls, MT 59873.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The Securities and Exchange Commission requires the following table setting forth for fiscal years ending December 31, 2005, 2004 and 2003; the compensation paid by USAC to its principal executive officer.

--------------------------------------------------------------------------------------------------------
                               Annual Compensation                  Long-Term Compensation
------------------  ----  ----------------------------  ------------------------------------------------
                                                                 Awards                 Payouts
------------------  ----  -------  -----  ------------  -----------------------   ----------------------
                                                        Restricted
                                          Other Annual   Options/    Securities    All
Name and Principal                        Compensation   Awards      Underlying   Other      All Other
Position            Year  Salary   Bonus           (1)        (2)    LTIP SARs    Payouts   Compensation
------------------  ----  -------  -----  ------------  ----------   ----------   -------   ------------
John C. Lawrence,   2005  $96,000  N/A       $5,538       $7,150        None       None         None
President
------------------  ----  -------  -----  ------------  ----------   ----------   -------   ------------
John C. Lawrence,   2004  $96,000  N/A       $5,538       $19,500       None       None         None
President
------------------  ----  -------  -----  ------------  ----------   ----------   -------   ------------
John C. Lawrence,   2003  $96,000  N/A       $5,538       $2,400        None       None         None
President
------------------  ----  -------  -----  ------------  ----------   ----------   -------   ------------

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

                          NAME AND ADDRESS OF                          AMOUNT AND NATURE OF              PERCENT OF
TITLE OF CLASS            BENEFICIAL OWNER(1)                          BENEFICIAL OWNERSHIP               CLASS(1)
--------------            -------------------------                    --------------------               --------
Common stock              The Dugan Family                                  8,320,620(3)                    23.02
                          c/o A. W. Dugan
                          1415 Louisiana Street, Suite 3100
                          Houston, TX 77002
------------------------------------------------------------------------------------------------------------------
Series C Preferred        Walter L. Maguire, Sr.                               49,091(6)                    27.59
                          P.O. Box 129
                          Keller, VA 23401
------------------------------------------------------------------------------------------------------------------
Series C Preferred        Richard A. Woods                                     48,305(6)                    27.15
                          59 Penn Circle West
                          Penn Plaza Apts.
                          Pittsburgh, PA 15206
------------------------------------------------------------------------------------------------------------------
Series C Preferred        Dr. Warren A. Evans                                  48,305(6)                    27.15
                          69 Ponfret Landing Road
                          Brooklyn, CT 06234
------------------------------------------------------------------------------------------------------------------
Series C Preferred        Edward Robinson                                      32,203(6)                    18.11
                          1007 Spruce Street 1st Floor
                          Philadelphia, PA 19107
------------------------------------------------------------------------------------------------------------------
Series D Preferred        Gary D. Babbitt                                     555,000(4)(6)                 23.62
                          877 W. Main Street, Suite 1000
                          Boise, ID 83702
------------------------------------------------------------------------------------------------------------------
Common stock              John C. Lawrence                                  3,917,853(2)                    11.77
Common stock              Robert A. Rice                                      204,791                       Nil
Common stock              Leo Jackson                                          56,700                       Nil
------------------------------------------------------------------------------------------------------------------
Series D Preferred        John C. Lawrence                                  3,603,070(5)(6)                 92.10
Series D Preferred        Robert A. Rice                                      102,000                        5.37
Series D Preferred        Leo Jackson                                         102,000                        5.37
------------------------------------------------------------------------------------------------------------------
Common stock and
Series D Preferred Stock  All directors and executive
                          officers as a group
                          (3 persons)                                       7,986,414                       22.63
-------------------------------------------------------------------------------------------------------------------

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 28, 2005 are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 31,528,816 shares of common stock, 177,904 shares of Series C Preferred Stock, and 1,899,672 shares of Series D Preferred Stock outstanding on March 28, 2005.

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

(6) The outstanding Series A, Series C and Series D preferred shares carry voting rights.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Described below are transactions during the last two years to which we are a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners has a direct or indirect material interest. See also transactions described in notes 4, 7, 9, 10, 11, 12 and 15 to our Financial Statements as of December 31, 2005.

o Leo Jackson, a director, is a principal owner and president of Production Minerals, Inc., a company which indirectly owns 25% of the stock of USAMSA. We own 50% of the stock of USAMSA.

o We reimburse John C. Lawrence, a director and Chief Executive Officer, for operational and maintenance expenses incurred in connection with our use of equipment owned by Mr. Lawrence, including welding trucks, backhoes, and an aircraft. Reimbursements for 2004 and 2005 totaled $48,179 and $47,741, respectively. In addition, we accrued interest expense of $9,316 and 14,264 on net advances due Mr. Lawrence, for the years ended December 31, 2004 and 2005, respectively.

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

o During 2004 and 2005, Mr. Babbitt converted 120,000 and 105,000 Series D preferred shares, respectively, into the same number of shares of common stock.

o During 2005, the Company issued 26,000 of its Series D preferred stock to each member of its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $28,600 in director compensation based on an aggregate of 104,000 Series D shares issued.

o During 2005, the Company issued 1,000,000 warrants to purchase shares of Series D preferred stock to John C. Lawrence for incentive to improve the Company's financial position. These warrants are exercisable at $0.25 and expire in October 2007.

o During 2004 and 2005, the Board of Directors resolved that 120,000 and 105,000 shares , respectively, of the Company's Series D preferred stock held by Gary Babbitt, the Company's the Company's former attorney and director, be cancelled and then reissued in an equal number of shares of the Company's common stock.

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

    10.31          Warrant Issue-Al W. Dugan

    10.32          Amendment Agreement

Documents filed with USAC's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 (File No. 001-08675) is incorporated herein by this reference:

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

___________________
*   Filed herewith.

Reports on Form 8-K

ITEM 5.  OTHER EVENTS - OCTOBER 10, 2003.

                                                                   EXHIBIT 21.01
                                                                   -------------

SUBSIDIARIES OF REGISTRANT, AS OF DECEMBER 31, 2005

Bear River Zeolite Company
C/o Box 643
Thompson Falls, MT 59873

Antimonio de Mexico SA de Cv
C/o Box 643
Thompson Falls, MT 59873



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's Board of Directors and audit committee reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2005 were pre-approved by the Board of Directors and its audit committee.

AUDIT FEES

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2004 and 2005 were $44,300 and $48,698, respectively, net of expenses.

AUDIT-RELATED FEES

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2004 and 2005 were $2,600 and $2,600 respectively.

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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)


                By: /s/ John C. Lawrence    Date: April 13, 2006
                ------------------------------------------------
                      John C. Lawrence, President, Director
                         and Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                By: /s/ John C. Lawrence    Date: April 13, 2006
                ------------------------------------------------
                    John C. Lawrence, Director and President
                 (Principal Executive, Financial and Accounting
                                    Officer)


                   By:/s/ Leo Jackson    Date: April 13, 2006
                   ------------------------------------------
                              Leo Jackson, Director


                  By:/s/ Robert A. Rice    Date: April 13, 2006
                  ---------------------------------------------
                            Robert A. Rice, Director


                 By:/s/ Gary D. Babbitt    Date: April 13, 2006
                 ----------------------------------------------
                            Gary D. Babbitt, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of United States Antimony Corporation

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and its subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and its subsidiaries as of December 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington



March 21, 2006

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2005


                                                                                   2004            2005
                                                                               ------------    ------------
                                                       ASSETS
Current assets:
   Cash                                                                        $     77,515    $    287,841
   Accounts receivable, less allowance for doubtful
      accounts of $30,000                                                            56,774         109,314
   Inventories                                                                      237,806         189,743
                                                                               ------------    ------------
              Total current assets                                                  372,095         586,898

Investment in USAMSA, net                                                             3,527              --
Properties, plants and equipment, net                                               683,003         930,555
Restricted cash for reclamation bonds                                                91,512          86,917
Deferred financing costs, net of amortization                                        22,500          15,000
                                                                               ------------    ------------
              Total assets                                                     $  1,172,637    $  1,619,370
                                                                               ============    ============


                                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Checks issued and payable                                                   $     65,873    $     61,366
   Accounts payable                                                                 441,085         561,381
   Accrued payroll and payroll taxes                                                102,428         104,040
   Other accrued liabilities                                                         76,385          78,674
   Deferred revenue                                                                  30,000          70,000
   Accrued interest payable                                                          30,890          53,582
   Payable to related parties                                                       287,687         276,356
   Long-term debt, current                                                           30,235         130,801
   Accrued reclamation costs, current                                               100,000          75,000
                                                                               ------------    ------------
              Total current liabilities                                           1,164,583       1,411,200

Secured convertible and convertible notes payable                                   350,000         350,000
Long-term debt, noncurrent                                                          636,695         508,503
Accrued reclamation costs, noncurrent                                                42,500          67,500
                                                                               ------------    ------------
              Total liabilities                                                   2,193,778       2,337,203
                                                                               ------------    ------------

Commitments and contingencies (Notes 1 and 16)

Stockholders' deficit:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized:
      Series A: 4,500 and -0- shares issued and outstanding,
         (no liquidation preference at December 31, 2005)                                45              --
      Series B: 750,000 shares issued and outstanding
         (liquidation preference $840,000 at December 31, 2005)                       7,500           7,500
      Series C: 177,904 shares issued and outstanding
         (liquidation preference $97,847 at December 31, 2005)                        1,779           1,779
      Series D: 1,899,672 and 2,013,672 shares issued and outstanding
         (liquidation preference $5,122,407 at December 31, 2005)                    18,996          20,136
   Common stock, $0.01 par value, 50,000,000 shares authorized;
      31,528,816 and 34,445,666 shares issued and outstanding                       315,289         344,457
   Additional paid-in capital                                                    18,117,824      18,966,635
   Accumulated deficit                                                          (19,482,574)    (20,058,340)
                                                                               ------------    ------------
              Total stockholders' deficit                                        (1,021,141)       (717,833)
                                                                               ------------    ------------
              Total liabilities and stockholders' deficit                      $  1,172,637    $  1,619,370
                                                                               ============    ============

                     The accompanying notes are an integral
                       part of these financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005


                                                                                   2004            2005
                                                                               ------------    ------------
ANTIMONY DIVISION
Revenues                                                                       $  2,179,956    $  2,467,546
                                                                               ------------    ------------
Cost of sales:
   Production costs                                                               1,501,272       1,791,437
   Depreciation                                                                      41,449          43,673
   Freight and delivery                                                             159,281         166,782
   General and administrative                                                        29,831          45,828
   Direct sales expense                                                              48,005          48,104
                                                                               ------------    ------------
                                                                                  1,779,838       2,095,824
                                                                               ------------    ------------
Income from operations - antimony                                                   400,118         371,722
                                                                               ------------    ------------

ZEOLITE DIVISION
Revenues                                                                            942,936       1,096,484
                                                                               ------------    ------------
Cost of sales:
   Production costs                                                                 678,165         863,058
   Depreciation                                                                      70,875          84,256
   Freight and delivery                                                              47,943          79,929
   General and administrative                                                       112,109         156,600
   Royalties                                                                        101,635         135,069
   Direct sales expense                                                              65,967          48,937
                                                                               ------------    ------------
                                                                                  1,076,694       1,367,849
                                                                               ------------    ------------
Loss from operations - zeolite                                                     (133,758)       (271,365)
                                                                               ------------    ------------

Income from operations - combined                                                   266,360         100,357
                                                                               ------------    ------------

Other (income) expense:
   Corporate general and administrative                                             331,046         302,749
   Exploration expense                                                                   --         230,879
   USAMSA investment adjustment                                                      18,387           3,527
   Interest expense, net                                                            113,018         122,021
   Factoring expense                                                                 88,952          86,947
   Gain on sale of properties, plants and equipment                                 (20,000)        (70,000)
   Gain due to forgiveness of debt                                                 (150,994)             --
   Change in estimated reclamation costs                                            (20,885)             --
                                                                               ------------    ------------
      Net other expense                                                             359,524         676,123
                                                                               ------------    ------------

Net loss                                                                       $    (93,164)   $   (575,766)
                                                                               ============    ============

Net loss per share of common stock - basic                                     $        Nil    $      (.018)
                                                                               ============    ============

Basic weighted average shares outstanding                                        30,272,238      32,520,051
                                                                               ============    ============



                     The accompanying notes are an integral
                       part of these financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005


                          TOTAL PREFERRED STOCK                COMMON STOCK
                       ----------------------------    ----------------------------   ADDITIONAL PAID   ACCUMULATED
                          SHARES          AMOUNT          SHARES          AMOUNT        IN CAPITAL        DEFICIT         TOTAL
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------
Balances,
December 31, 2003         2,796,076    $     27,960      28,114,288    $    281,143    $ 17,387,970    $(19,389,410)   $ (1,692,337)

Issuance of common
stock for cash                                            2,662,738          26,628         606,601                         633,229

Issuance of common
stock in satisfaction
of debt                                                     631,790           6,318          66,313                          72,631

Series D preferred
stock cancelled and
reissued as common
stock                      (120,000)         (1,200)        120,000           1,200                                              --

Issuance of Series D
preferred stock to
Directors for services      156,000           1,560                                          56,940                          58,500

Net loss                                                                                                    (93,164)        (93,164)
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------

Balances,
December 31, 2004         2,832,076          28,320      31,528,816         315,289      18,117,824     (19,482,574)     (1,021,141)

Issuance of common
stock and warrants for
cash                                                      2,615,879          26,158         743,875                         770,033

Issuance of Series D
preferred stock for
cash                        115,000           1,150                                          21,850                          23,000

Series A preferred
stock converted into
common Stock                 (4,500)            (45)          4,500              45                                              --

Series D preferred
stock converted into
common stock               (105,000)         (1,050)        105,000           1,050                                              --

Issuance of common
stock in satisfaction
of debt                                                     191,471           1,915          55,526                          57,441

Issuance of Series D
preferred stock to
Directors for services      104,000           1,040                                          27,560                          28,600

Net loss                                                                                                   (575,766)       (575,766)
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------
Balances,
December 31, 2005         2,941,576    $     29,415      34,445,666    $    344,457    $ 18,966,635    $(20,058,340)   $   (717,833)
                       ============    ============    ============    ============    ============    ============    ============



                     The accompanying notes are an integral
                       part of these financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005


                                                                           2004            2005
                                                                       ------------    ------------
Cash flows from operating activities:
   Net loss                                                            $    (93,164)   $   (575,766)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
        Depreciation expense                                                112,324         127,929
        Amortization of deferred financing costs as interest expense          7,500           7,500
        Series D preferred stock issued to directors and officer
           as compensation                                                   58,500          28,600
        Gain on sale of properties, plants and equipment                    (20,000)        (70,000)
        Gain due to forgiveness of debt                                    (150,994)             --
        Change in estimated reclamation costs                               (20,885)             --
        Loss from unconsolidated investment                                   8,386           3,527
        Change in:
           Accounts receivable                                               (5,693)        (52,540)
           Inventories                                                      (84,753)         48,063
           Restricted cash for bank note payable                            105,649              --
           Restricted cash for reclamation bonds                              7,531           4,595
           Accounts payable                                                (298,116)        120,296
           Accrued payroll and payroll taxes                               (108,523)           1612
           Other accrued liabilities                                          1,490           2,289
           Deferred revenue                                                  30,000          40,000
           Accrued interest payable                                          14,245          22,692
           Payable to related parties                                        55,576         (11,331)
           Accrued reclamation costs                                        (45,115)             --
                                                                       ------------    ------------
        Net cash used by operating activities                              (426,042)       (302,534)
                                                                       ------------    ------------

Cash flows from investing activities:
   Purchase of properties, plants and equipment                            (241,016)       (375,481)
   Proceeds from sale of properties, plants and equipment                    20,000          70,000
                                                                       ------------    ------------
        Net cash used by investing activities                              (221,016)       (305,481)
                                                                       ------------    ------------

Cash flows from financing activities:
   Proceeds from sale of common stock and warrants                          633,229         770,033
   Proceeds from sale of Series D preferred stock                                --          23,000
   Borrowings of long-term debt                                                  --         108,068
   Principal payments on long-term debt                                    (557,521)        (78,253)
   Proceeds from long-term debt, net                                        670,919              --
   Change in checks issued and payable                                      (22,415)         (4,507)
                                                                       ------------    ------------
        Net cash provided by financing activities                           724,573         818,341
                                                                       ------------    ------------

Net increase in cash                                                         77,515         210,326
Cash, beginning of year                                                           0          77,515
                                                                       ------------    ------------
Cash, end of year                                                      $     77,515    $    287,841
                                                                       ============    ============
Supplemental disclosures:
   Cash paid during the year for interest                              $     98,279    $    131,348
                                                                       ============    ============

                     The accompanying notes are an integral
                       part of these financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED:
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005






   Noncash financing activities:
      Common stock issued in satisfaction of debt                      $     72,631    $     57,441
                                                                       ============    ============
      Series D preferred stock cancelled and reissued as
        common stock                                                   $    120,000
                                                                       ============
      Series A preferred stock converted into common stock                             $         45
                                                                                       ============
      Series D preferred stock converted into common stock                             $      1,050
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

       During 2005, the Company formed a 100% owned subsidiary, Antimonio de Mexico S.A. de C.V. ("ADM"), to explore and develop potential antimony properties in Mexico (see note 8).

       The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2005, the Company had negative working capital of $824,302, an accumulated deficit of approximately $20,0 million, and a total stockholders' deficit of approximately $718,000. Additionally, the Company is delinquent on the payment of several current liabilities and has consistently incurred negative cash flow from operating activities. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

       To improve the Company's financial condition, the following actions have been initiated or taken by management:

       o During 2005 and 2004, the Company made progress in developing its zeolite production capabilities, and broadened its zeolite product line. The Company has been developing a sales and marketing force and attracting new zeolite customers.

       o During 2004, the Company sold an aggregate of 2,662,738 shares of its unregistered common stock and warrants for $633,229. During 2005, the Company sold an aggregate of 2,615,879 shares of its unregistered common stock and warrants for cash of $770,033. The Company will most likely continue to offer its stock for sale to finance its activities, but there can be no assurances, however, that the Company will be successful in selling its stock.


2.     CONCENTRATIONS OF RISK

       The Company purchases most of the raw antimony used in the production of its finished antimony products from foreign sources. During the years ended December 31, 2004 and 2005, approximately 66% and 59%, respectively, of the Company's antimony revenues were generated by sales to one customer.

       During 2004 and 2005, 44% and 46%, respectively, of the Company's revenues generated from zeolite product sales were to two customers. The loss of the Company's "key" customers could adversely affect its business.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     CONCENTRATIONS OF RISK, CONTINUED

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


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation
       ---------------------------

       The Company's consolidated financial statements include the accounts of BRZ and ADM, both wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The Company accounts for its investment interest in its 50% owned foreign entity, USAMSA, by the equity method.

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

       Reclassifications
       -----------------

       Certain reclassifications have been made to the 2004 financial statements in order to conform to the 2005 presentation. These reclassifications have no effect on net loss, total assets or stockholders' deficit as previously reported.

       Cash and Cash Equivalents
       -------------------------

       The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash equivalents.

       Restricted Cash
       ---------------

       Restricted cash at December 31, 2005, consists of cash held for reclamation performance bonds, and is held as certificates of deposit with reputable financial institutions.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

       Inventories
       -----------

       Inventories at December 31, 2004 and 2005 consisted primarily of finished antimony products, antimony metal and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories.

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

       Management of the Company periodically reviews the net carrying value of all of its properties on a property-by-property basis. These reviews consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on the estimated fair value of the asset if the asset is expected to be held and used.

       Although management has made its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

       Exploration
       -----------

       The Company records exploration costs as operating expenses in the period they occur, and capitalizes exploration costs on discrete mineralized bodies that have proven reserves and are in development or production.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       Deferred Financing Costs
       ------------------------

       Deferred financing costs relating to secured convertible notes payable are amortized over the terms of the notes payable.

       Asset Retirement Obligations
       ----------------------------

       The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units of production basis. Reclamation costs are allocated to accretion expense over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

       During 2004, the Company granted stock warrants to employees for the purchase of 410,000 shares of its common stock. These warrants are exercisable at $.25 per share and expire in August 2007. The Company currently accounts for stock warrants as prescribed by APB 25 and discloses pro forma information, as provided by SFAS No. 123. There were no stock-based compensation transactions during 2005.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       Income (Loss) Per Common Share
       ------------------------------

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

       New Accounting Pronouncements
       -----------------------------

       On December 16, 2004, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("Statement 123"). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Proforma disclosure is no longer an option. Statement 123(R) is effective for small business issuers as of the beginning of the first fiscal year that starts after December 15, 2005. The Company's adoption of Statement 123(R) is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

       In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4 to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the cost of conversion be based on normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company's adoption of SFAS No. 151 is not expected to have a material effect on the Company's financial statements.

       In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier adoption permitted. The provisions of this statement shall be applied prospectively. The Company's adoption of SFAS 153 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

       In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 changes the accounting and reporting for voluntary changes in accounting principles, whereby the effects will be reported as if the newly adopted principle has always been used. SFAS No. 154 also includes minor changes concerning the accounting for changes in estimates, correction of errors and changes in reporting entities. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       New Accounting Pronouncements, continued:
       -----------------------------------------

       In April 2004, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-2, which amends SFAS No. 141, Business Combinations, to the extent all mineral rights are to be considered tangible assets for accounting purposes. There had been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The SEC staff's position previously was that entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The Company's application of this EITF is not expected to have a material effect on the Company's financial statements.


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

       The factoring agreement requires that the Company pay a financing fee equal to 2% of the face amount of receivables sold. Financing fees paid by the Company during the years ended December 31, 2004 and 2005 totaled $88,952 and $86,947, respectively. For the years ended December 31, 2004 and 2005, net accounts receivable of approximately $3.2 million and $3.4 million were sold under the agreement. Proceeds from the sales were used to fund inventory purchases and operating expenses. The agreement is for a term of one year with automatic renewal for additional one-year terms.


5.     INVENTORIES

       The major components of the Company's inventories at December 31, 2004 and 2005, were as follows:

                                                     2004              2005
                                                 ------------      ------------
       Antimony Metal                            $     51,884      $     18,150
       Antimony Oxide                                 128,240            55,662
       Sodium Antimonate                                3,260            15,666
       Zeolite                                         54,422           100,265
                                                 ------------      ------------
                                                 $    237,806      $    189,743
                                                 ============      ============


       At December 31, 2004 and 2005, antimony metal consisted principally of recast metal from antimony-based compounds and metal purchased from foreign suppliers, respectively. Antimony oxide inventory consisted of finished product oxide held at the Company's plant. Sodium antimonite inventory consisted of dry finished product and wet raw materials, the majority of which were stored at the Company's antimony plant near Thompson Falls, Montana. The Company's zeolite inventory consists of salable zeolite material held at BRZ's Idaho mining and production facility.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     PROPERTIES, PLANTS AND EQUIPMENT

       The major components of the Company's properties, plants and equipment at December 31, 2004 and 2005 were as follows:

                                                      2004             2005
                                                  ------------     ------------
       Mining equipment (1)                       $    945,137     $    945,137
       Chemical processing and office buildings        168,211          199,489
       Chemical processing equipment                   923,591          941,806
       BRZ plant                                       718,375        1,044,364
       Other                                           195,966          195,966
                                                  ------------     ------------
                                                     2,951,280        3,326,762
       Less accumulated depreciation                (2,268,277)      (2,396,207)
                                                  ------------     ------------
                                                  $    683,003     $    930,555
                                                  ============     ============

       (1) Substantially all of the Company's mining equipment is fully depreciated. At December 31, 2004 and 2005, fully depreciated mining equipment with an original cost of approximately $670,000, was in use at BRZ.


7.     INVESTMENT IN USAMSA

       The Company has a 50% investment in United States Antimony, Mexico S.A. de C.V. ("USAMSA"). The Company accounts for its investment in USAMSA by the equity method. Assets and liabilities are translated at current exchange rates, related revenues and expenses are translated at average exchange rates in effect during the period, and the effects of exchange rate changes are reflected in stockholders' equity. USAMSA was idle during 2004 and 2005 due to unstable antimony metal prices and the absence of sufficient operating capital. During 2005, the Company wrote off the carrying value of USAMSA of $3,527 due to lack of activity. Leo Jackson, a director and stockholder of the Company owns 31.4% of Production Minerals, Inc., which has an indirect interest of 25% in the stock of USAMSA.


8.     INVESTMENT IN ADM

       During 2005, the Company created a new subsidiary, Antimonio de Mexico SA de Cv ("ADM"). ADM was incorporated under the laws of Mexico and the State of Jalisco. On December 16, 2005, ADM signed a contract and option agreement that gives ADM the exclusive right to explore and exploit the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually. Total payments will not exceed $1,430,344, reduced by IVA taxes paid. All installment payments must be paid when and if ADM exercises the option to purchase. During the year ended December 31, 2005, $143,115 was paid under this agreement and was recorded as exploration expense.

       ADM does not have any obligation to pay any amount under this contract. If the concessions do not have 1,000,000 tons of ore grade at 1.8% antimony per ton and 8.1 ounces of silver per ton, then ADM may cancel the contract within six months of the execution of the contract.

       A service agreement was also executed on December 16, 2005, for a mining operator to provide consultation and experience, with similar amounts payable as under the Contract of Exploration and Option.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     DUE TO RELATED PARTIES

       Amounts due to related parties at December 31, 2004 and 2005 were as follows (see Note 15):

                                                              2004       2005
                                                           ---------  ---------
       Entity owned by John C. Lawrence, president
         and director                                      $  12,919  $   2,572
       John C. Lawrence, president and director(1)           274,768    273,784
                                                           ---------  ---------
                                                           $ 287,687  $ 276,356
                                                           =========  =========

       (1) Includes accrued interest at 10% per annum of $30,799 and $45,064 at December 31, 2004 and 2005, respectively.

       Transactions affecting the payable to Mr. Lawrence during 2004 and 2005 were as follows:

                                                              2004       2005
                                                           ---------  ---------

       Balance, beginning of year                          $ 224,743  $ 274,768
       Equipment rental charges                               48,179     47,741
       Advances, net                                           1,846    (48,725)
                                                           ---------  ----------
       Balance, end of year                                $ 274,768  $ 273,784
                                                           =========  =========


10.    LONG-TERM DEBT

       Long-term debt at December 31, 2005 is as follows:

       Term note payable to First State Bank of Thompson Falls,
          bearing interest at 9.0% through February 2008, then Wall
          Street prime rate plus 3.75% through maturity; payable in
          monthly installments of $6,220; maturing January 2020       $ 493,969

       Note payable to First State Bank of Thompson Falls, bearing interest at 10.5%; payable in monthly installments of
          $1,073; maturing June 2008                                     27,145

       Note payable to First State Bank of Thompson Falls, bearing interest at 10.5%; principal plus interest due in April
          2006                                                           75,100

       Equipment note payable, bearing interest at 7.25% through
          April 2004, then bank prime through maturity; payable in
          monthly installments of $393; maturing April 2009              13,090

       Note payable, bearing interest at 10%; payable in four annual installments of $10,000 each beginning December 2005; not
          collateralized                                                 30,000
                                                                      ---------
                                                                        639,304
       Less current portion                                            (130,801)
                                                                      ---------
       Noncurrent portion                                             $ 508,503
                                                                      =========

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    LONG-TERM DEBT, CONTINUED:

       At December 31, 2005, principal payments on long-term debt are due as follows:

       Year Ending
       December 31,
       ------------
       2006                                                           $ 130,801
       2007                                                              60,151
       2008                                                              56,985
       2009                                                              42,055
       2010                                                              45,025
       Thereafter                                                       304,287
                                                                      ---------
                                                                      $ 639,304
                                                                      =========

       The notes payable to First State Bank of Thompson Falls is collateralized by accounts receivable, inventory, certain equipment, patented and unpatented claims in Sanders County, Montana and are personally guaranteed by John C. Lawrence, the Company's president and a director. This note also contains certain restrictive covenants, including paying payroll and property taxes as they are due. At December 31, 2005, the Company was not in compliance with certain of the covenants. The Company has obtained a waiver from First State Bank relating to these covenants, which applies at December 31, 2005 and through December 31, 2006.


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

       The Secured Note accrues interest at 10% per annum with interest payable quarterly, beginning March 31, 2004, and is convertible into shares of the Company's common stock at an initial conversion price of $0.20 per share up until 30 days prior to repayment of the Secured Note. In the event the Company issues shares of its common stock for a consideration per share less than the initial conversion price, the initial conversion price is reduced to a new conversion price equal to the consideration per share received by the Company for the additional shares of common stock then issued so that the number of shares issuable to the holder of the Secured Note upon conversion is proportionately increased. In the case of shares issued without consideration, the initial conversion price shall be reduced in an amount so as to maintain for the holder of the Secured Note the right to convert the note into shares equal in amount to the same percentage interest in the common stock of the Company as existed immediately preceding the date the additional common stock was issued. The Secured Note is subject to certain covenants, which include, among other things, payment of the principal and accrued interest according to the terms of the note, and the use of proceeds for the payment of accounts payable and the purchase of inventory and mining equipment. The Secured Note matures on December 22, 2007, unless otherwise converted. At December 31, 2005, $250,000 of principal and $18,750 of interest was outstanding and due on the note.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    SECURED CONVERTIBLE AND CONVERTIBLE NOTES PAYABLE, CONTINUED:

       Unsecured Convertible Note Payable
       ----------------------------------

       On December 22, 2003, John C. Lawrence, the Company's president and a director, agreed to convert $100,000 of related party debt due him into a Convertible Note Payable ("the Convertible Note"). The Convertible Note contains essentially the same attributes and privileges that the Secured Note provides Delaware Royalty Company, in that it accrues interest at 10% per annum and is convertible into shares of the Company's common stock at an initial conversion price of $0.20 per share. The conversion price of the Convertible Note is also subject to the same anti-dilution adjustments as the Secured Note. The Convertible Note matures on December 22, 2007, unless otherwise converted. The Convertible Note is not collateralized by any of the Company's assets. At December 31, 2005, $100,000 of principal and $20,191 of interest was outstanding and due on the note.

       Stock Purchase Warrants
       -----------------------

       In connection with the issuance of the secured convertible and convertible notes payable, Mr. Dugan and Mr. Lawrence, were issued 2,000,000 and 1,000,000 stock purchase warrants, respectively. The warrants expire in December of 2008 and 2007, respectively, and are exercisable for shares of the Company's unregistered common stock at $0.20 per share.


12.    STOCKHOLDERS' DEFICIT

       Issuance of Common Stock for Cash
       ---------------------------------

       During 2004 and 2005, the Company sold an aggregate of 2,662,738 and 2,615,879 shares, respectively, of its unregistered common stock to existing shareholders and other parties for cash of $633,229 and $770,033, respectively. In connection with the 2005 sales, warrants to purchase 1,530,002 shares of the Company's common stock at $0.60 per share were granted.

       Common Stock Issued in Satisfaction of Debt
       -------------------------------------------

       During 2004, the Company issued 631,790 shares of its unregistered common stock in satisfaction of debt. In connection with the issuance of these shares, the Company recognized gain due to forgiveness of debt in the amount of $150,994. During 2005, the Company issued 191,471 shares of its unregistered common stock in satisfaction of debt.

       Series D Preferred Stock Cancelled and Reissued as Common Stock
       ---------------------------------------------------------------

       During 2004 and 2005, the Board of Directors resolved that 120,000 and 105,000 shares , respectively, of the Company's Series D preferred stock held by Gary Babbitt, the Company's the Company's former attorney and director, be cancelled and then reissued in an equal number of shares of the Company's common stock.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    STOCKHOLDERS' DEFICIT, CONTINUED:

       Common Stock Warrants
       ---------------------

       The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or common stock to directors and employees of the Company. The Company has also issued warrants in exchange for services rendered the Company and in connection with sales of its unregistered common stock.

       Transactions in common stock warrants are as follows:

                                                   NUMBER OF         EXERCISE
                                                   WARRANTS           PRICES
                                                 ------------       -----------
       Balance, December 31, 2003                  10,426,102       $0.25-$0.45
          Warrants granted in connection
             with financing activities              1,925,000       $      0.30
          Warrants granted to employees               410,000       $      0.25
          Warrants exercised in connection
             with 2004 stock sales                 (2,358,333)      $0.29-$0.35
          Warrants expired and cancelled             (935,500)      $0.29-$0.35
                                                 ------------
       Balance, December 31, 2004                   9,467,269       $0.25-$0.45
          Warrants granted in connection
             with 2005 stock sales                  1,530,002       $      0.60
          Warrants granted to lender                  150,000       $      0.30
          Warrants exercised                         (705,167)      $0.25-$0.35
          Warrants expired and cancelled           (2,295,409)      $0.30-$0.45
                                                 ------------
       Balance, December 31, 2005                   8,146,695       $0.25-$0.60
                                                 ============

       The above common stock warrants expire as follows:

       YEAR ENDED DECEMBER 31:
       -----------------------
       2006                                                           1,882,693
       2007                                                           2,334,000
       2008                                                           3,530,002
       2010                                                             150,000
       Non-expiring                                                     250,000
                                                                    -----------
                                                                      8,146,695
                                                                    ===========
       Preferred Stock
       ---------------

       The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion and voting rights, as the Board of Directors may determine.

       Series A
       --------

       During 1986, the Board established a Series A preferred stock, consisting of 4,500 shares. These shares are nonconvertible, nonredeemable and are entitled to a $1.00 per share per year cumulative dividend. Series A preferred stockholders have voting rights for directors only and a total liquidation preference equal to $45,000 at December 31, 2004, plus dividends in arrears. During 2005, the remaining 4,500 outstanding shares of Series A preferred stock were converted to common shares. Therefore, there were no shares of Series A preferred stock outstanding and no related cumulative dividends in arrears at December 31, 2005.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    STOCKHOLDERS' DEFICIT, CONTINUED:

       Series B
       --------

       During 1993, the Board established a Series B preferred stock, consisting of 1,666,667 shares. All 1,666,667 shares authorized were issued in connection with the final settlement of litigation. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock; has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. In 1995, 916,667 shares of Series B preferred stock were surrendered to the Company and cancelled in connection with the settlement of litigation against Bobby
       C. Hamilton. At December 31, 2005, cumulative dividends in arrears on the 750,000 outstanding Series B shares were $90,000, or $0.12 per share. Total dividends in arrears and liquidation preference were $840,000 at December 31, 2005.

       Series C
       --------

       During 1997, the Company issued 2,560,762 shares of Series C preferred stock in connection with the conversion of certain debt owed by the Company. During 1999, holders of 2,382,858 shares of Series C stock converted their shares into common stock of the Company. The Series C shares have voting rights, are non-redeemable and have a $0.55 per share liquidation preference. At December 31, 2005, 177,904 shares of Series C preferred stock remained outstanding and the liquidation preference amounted to $97,847.

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

          DESIGNATION. The class of convertible Series D preferred stock, $0.01 par value, consists of up to 2.5 million shares.
          VOTING RIGHTS. The holders of Series D preferred shares shall have the right to that number of votes equal to the number of shares of common stock issuable upon conversion of such Series D preferred shares. REDEMPTION. The Series D preferred shares are not redeemable by the Company.
          LIQUIDATION PREFERENCE.   The Series D holders are entitled to a
          liquidation preference equal to the greater of $2.50 per share or the equivalent market value of the number of shares of common stock into which each share of Series D is convertible. At December 31, 2005, the liquidation preference for Series D preferred stock was $4,774,180. REGISTRATION RIGHTS. All of the underlying common stock issued upon conversion of the Series D preferred shares shall be entitled to "piggyback" registration rights when, and if, the Company files a registration statement for its securities or the securities of any other stockholder.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    STOCKHOLDERS' DEFICIT, CONTINUED:

       Series D, Continued:
       --------------------

          DIVIDENDS. The Series D holders are entitled to an annual dividend of $0.0235 per share. The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends. At December 31, 2005, cumulative dividends in arrears on the 1,909,672 outstanding Series D shares were $88,227.

       During 2005, an existing shareholder exercised warrants to purchase 115,000 shares of Series D preferred stock at $0.20 per share for a total cash received by the Company of $23,000.

       At December 31, 2004 and 2005, the Company had 1,899,672 and 2,013,672
       shares of Series D preferred stock outstanding, respectively (see Note
       15). The combined liquidation preference and dividends in arrears totaled $5,122,407 at December 31, 2005.

       Preferred Stock Warrants
       ------------------------

       During 2005, the Company issued 1,000,000 warrants to purchase shares of Series D preferred stock to John C. Lawrence, the Company's president and a director, for incentive to improve the Company's financial position. These warrants expire in October 2007.

       Transactions in Series D preferred stock warrants are as follows:

                                                   NUMBER OF          EXERCISE
                                                   WARRANTS            PRICES
                                                 ------------       -----------
       Balance, December 31, 2003 and 2004          1,462,398       $0.20-$0.30
          Warrants granted in connection with
            management incentive                    1,000,000       $      0.25
          Warrants exercised                         (115,000)      $      0.20
          Warrants expired and cancelled             (151,213)      $      0.20
                                                 ------------
       Balance, December 31, 2005                   2,916,185       $0.20-$0.30
                                                 ============

       The above Series D preferred stock warrants expire as follows:

       YEAR ENDED DECEMBER 31:
       -----------------------
       2006                                                             200,000
       2007                                                           1,885,000
       2008                                                             111,185
                                                                    -----------
                                                                      2,916,185
                                                                    ===========


13.    2000 STOCK PLAN

       In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan"). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants of the Company to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000. At December 31, 2004 and 2005, 300,000 shares of the Company's common stock had been issued under the Plan.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.    INCOME TAXES

       The Company had no income tax provision or benefit for the years ended December 31, 2004 and 2005.

       At December 31, 2004 and 2005, the Company had net deferred tax assets composed as follows:

                                                     2004              2005
                                                 ------------      ------------
       Arising from differences in the book and
          tax basis of certain property assets   $    300,000      $    300,000
       Arising from net tax operating loss
          carryforwards                             1,479,000         1,650,000
                                                 ------------      ------------
       Total deferred tax assets                    1,779,000         1,950,000
                                                 ------------      ------------
       Valuation allowance                         (1,779,000)       (1,950,000)
                                                 ------------      ------------
          Net deferred tax assets                $          0      $          0
                                                 ============      ============

       The deferred tax assets were calculated based on an estimated 34% income tax rate. As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the net deferred tax assets at both December 31, 2004 and 2005 has been established.

       At December 31, 2005, the Company had unexpired regular tax net operating loss carryforwards of approximately $4,850,000 which expire as follows:

       Year Ending December 31,:
       2009                                      $    481,000
       2010                                           715,000
       2011                                           510,000
       2012                                           154,000
       2016                                           400,000
       2018                                           292,000
       2020                                            69,000
       2021                                           653,000
       2022                                           170,000
       2023                                           733,000
       2024                                            97,000
       2025                                           576,000
                                                 ------------
                                                 $  4,850,000
                                                 ============


15.    RELATED-PARTY TRANSACTIONS

       In addition to transactions described in Notes 4, 7, 9, 10, 11, and 12, during 2004 and 2005, the Company had the following transactions with related parties:

       o During 2004, the Company issued 52,000 of its Series D preferred stock to each member of its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $58,500 in director compensation based on an aggregate of 156,000 Series D shares issued.

       o During 2005, the Company issued 26,000 of its Series D preferred stock to each member of its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $28,600 in director compensation based on an aggregate of 104,000 Series D shares issued.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       In November of 2001, the Environmental Protection Agency ("EPA") listed two by-products of the Company's antimony oxide manufacturing process as hazardous wastes. Antimony slag and antimony bag house filters are now subject to comprehensive management and treatment standards under subtitle C of the Resource Conservation and Recovery Act ("RCRA"), and emergency notification requirements for releases to the environment under CERCLA. On November 26, 2002, the Company received a notice of violation from the Montana Department of Environmental Quality ("Montana DEQ"). The notice related to a hazardous waste discharge that was discovered during a hazardous waste compliance evaluation inspection conducted at the Company's Thompson Falls antimony facility. In response to the notice, the Company removed certain antimony materials from its production area, assured the Montana DEQ that future releases of hazardous waste would not occur and was assessed a fine. The Company continues to have its premises inspected and tested by Montana DEQ for potential releases of its hazardous wastes into the environment.

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

       The carrying amounts for cash, restricted cash, accounts receivable, accounts payable and other current liabilities are reasonable estimates of their fair values. The fair value of amounts due to related parties approximates their carrying values of $287,687 and $276,356, respectively, at December 31, 2004 and December 31, 2005, based upon the contractual cash flow requirements.

       The carrying amount of long-term debt is a reasonable estimate of its fair value. The carrying amount of the secured convertible and convertible notes payable, aggregating $350,000 at December 31, 2005, is a reasonable estimate of their fair value.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.    BUSINESS SEGMENTS

       The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments for the years ended December 31, 2004 and 2005 is as follows:


                                                     2004               2005
                                                 ------------       ------------
       Capital expenditures:
          Antimony                               $     21,998       $     49,493
          Zeolite                                     219,017            325,988
                                                 ------------       ------------
                                                 $    241,015       $    375,481
                                                 ============       ============


       Properties, plant and equipment, net:
          Antimony                               $    113,157       $    118,977
          Zeolite                                     569,846            811,578
                                                 ------------       ------------
                                                 $    683,003       $    930,555
                                                 ============       ============




       See Note 2 regarding sales to major customers.