Form 10QSB
period 2006-03-31
UNITED STATES ANTIMONY CORP
filed 2006-05-22
CIK 101538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period           to
                                ---------    ---------


                         Commission file number 33-00215





                       UNITED STATES ANTIMONY CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


          MONTANA                                                81-0305822
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                   P.O. BOX 643, THOMPSON FALLS, MONTANA 59873
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


       Registrant's telephone number, including area code: (406) 827-3523



Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ____  Accelerated filer ____  Non-accelerated filer ____

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    YES  [X]    No  [_]


Indicate by check mark whether the registrant is a shell company as defined by
Rule 12b-2 of the Exchange act.                              YES  [_]    No  [X]


Transitional Small Business Disclosure Format                YES  [_]    No  [X]


At May 15, 2006, the registrant had outstanding 35,020,668 shares of par value $0.01 common stock.

================================================================================

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                                 FOR THE PERIOD
                              ENDED MARCH 31, 2006



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

Item 3:  Defaults among Senior Securities.....................................10

Item 4:  Submission of Matters to a Vote of Security Holders..................10

Item 5:  Other Information....................................................10

Item 6:  Exhibits and Reports on Form 8-K.....................................10


SIGNATURE.....................................................................11


CERTIFICATIONS................................................................12




          [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                     (UNAUDITED)
                                                                       MARCH 31,     DECEMBER 31,
                                                                         2006            2005
                                                                     ------------    ------------
                                     ASSETS
Current assets:
   Cash                                                              $     53,314    $    287,841
   Accounts receivable, less allowance for doubtful accounts
     of $30,000                                                           161,053         109,314
   Inventories                                                            204,920         189,743
                                                                     ------------    ------------
              Total current assets                                        419,287         586,898

Properties, plants and equipment, net                                   1,066,780         930,555
Restricted cash for reclamation bonds                                      86,917          86,917
Deferred financing costs, net amortization                                 15,000          15,000
                                                                     ------------    ------------
              Total assets                                           $  1,587,984    $  1,619,370
                                                                     ============    ============




                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Checks issued and payable                                         $     53,434    $     61,366
   Accounts payable                                                       608,082         561,381
   Accrued payroll and related taxes                                       97,933         104,040
   Other accrued liabilities                                               73,780          78,674
   Deferred revenue                                                        62,590          70,000
   Accrued interest payable                                                63,743          53,582
   Payable to related parties                                             267,524         276,356
   Long-term debt, current                                                154,276         130,801
   Accrued reclamation costs, current                                      71,250          75,000
                                                                     ------------    ------------
              Total current liabilities                                 1,452,612       1,411,200

Convertible notes payable                                                 350,000         350,000
Long-term debt, noncurrent                                                560,584         508,503
Accrued reclamations costs, noncurrent                                     71,250          67,500
                                                                     ------------    ------------
              Total liabilities                                         2,434,446       2,337,203
                                                                     ------------    ------------

Commitments and contingencies (Note 3) Stockholders' deficit:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized:
        Series B: 750,000 shares issued and outstanding                     7,500           7,500
        Series C: 177,904 shares issued and outstanding                     1,779           1,779
        Series D: 1,909,672 and 2,013,672 shares issued
          and outstanding                                                  20,136          20,136
   Common stock, $0.01 par value, 50,000,000 shares authorized;
     35,020,668 and 34,445,666 issued and outstanding                     350,207         344,457
   Additional paid-in capital                                          19,133,385      18,966,635
   Accumulated deficit                                                (20,359,469)    (20,058,340)
                                                                     ------------    ------------
              Total stockholders' deficit                                (846,462)       (717,833)
                                                                     ------------    ------------
              Total liabilities and stockholders' deficit            $  1,587,984    $  1,619,370
                                                                     ============    ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       MARCH 31,       MARCH 31,
                                                                         2006            2005
                                                                     ------------    ------------
ANTIMONY DIVISION
Revenues                                                             $    761,738    $    722,535
                                                                     ------------    ------------
Cost of sales:
   Production costs                                                       544,574         483,704
   Depreciation                                                             6,080          10,300
   Freight and delivery                                                    51,148          50,384
   General and administrative                                               9,640           6,233
   Direct sales expense                                                    16,021          13,766
                                                                     ------------    ------------
                                                                          627,463         564,387
                                                                     ------------    ------------
Income from operations - antimony                                         134,275         158,148
                                                                     ------------    ------------

ZEOLITE DIVISION
Revenues                                                                  210,020         309,989
                                                                     ------------    ------------
Cost of sales:
   Production costs                                                       266,808         258,395
   Depreciation                                                            27,257          18,200
   Freight and delivery                                                    10,895          22,562
   General and administrative                                              21,512          31,771
   Royalties                                                               27,085          39,528
   Direct sales expense                                                    13,170          19,469
                                                                     ------------    ------------
                                                                          366,727         389,925
                                                                     ------------    ------------
Loss from operations - zeolite                                           (156,707)        (79,936)
                                                                     ------------    ------------

Income from operations - combined                                         (22,432)         78,212
                                                                     ------------    ------------

Other (income) expense:
   Corporate general and administrative                                   102,985          81,437
   Exploration expense                                                    133,650               0
   USAMSA investment adjustment                                                 0             882
   Interest income and other                                                    0            (332)
   Interest expense, net                                                   23,066          35,486
   Factoring expense                                                       18,996          28,259
                                                                     ------------    ------------
        Net other expense                                                 278,697         145,732
                                                                     ------------    ------------

Net loss                                                             $   (301,129)   $    (67,520)
                                                                     ============    ============

Net loss per share of common stock - basic                           $      (0.01)   $        Nil
                                                                     ============    ============

Basic weighted average shares outstanding                              34,610,907      31,542,593
                                                                     ============    ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         FOR THE THREE MONTHS ENDED
                                                                        ----------------------------
                                                                          MARCH 31,       MARCH 31,
                                                                            2006            2005
                                                                        ------------    ------------
Cash flows from operating activities:
   Net loss                                                             $   (301,129)   $    (67,520)
   Adjustments to reconcile net loss to
      net cash used by operating activities:
        Depreciation and amortization                                         33,338          31,257
           Change in:
           Restricted cash                                                         0           2,095
           Accounts receivable                                               (51,739)          4,460
           Inventories                                                       (15,177)         (1,397)
           Accounts payable                                                   46,701         (13,644)
           Accrued payroll and related taxes                                  (6,107)         23,551
           Other accrued liabilities                                          (4,894)         (5,030)
           Deferred revenue                                                   (7,410)         (4,084)
           Accrued interest payable                                           10,161           5,838
           Payable to related parties                                         (8,832)          3,632
                                                                        ------------    ------------
              Net cash used by operating activities                         (305,088)        (20,842)
                                                                        ------------    ------------

Cash flows from investing activities:
   Purchase of properties, plants and equipment                              (31,063)       (108,812)
                                                                        ------------    ------------
              Net cash used by investing activities                          (31,063)       (108,812)
                                                                        ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                    104,000               0
   Proceeds from exercise of common stock warrants                            25,000          28,000
   Principal payments on notes payable to bank                               (19,444)              0
   Proceeds from notes payable to bank                                             0           7,782
   Change in checks issued and payable                                        (7,932)         82,230
                                                                        ------------    ------------
              Net cash provided by financing activities                      101,624         118,012
                                                                        ------------    ------------

Net change in cash                                                          (234,527)        (11,642)
Cash, beginning of period                                                    287,841               0
                                                                        ------------    ------------
Cash, end of period                                                     $     53,314    $          0
                                                                        ============    ============


Supplemental disclosures:

Non cash investing and financing activities:
   Common stock issued for acquisition of property, plant & equipment   $     43,500
                                                                        ============
   Property, plant & equipment acquired with payable                    $     95,000
                                                                        ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. Certain consolidated financial statement amounts for the three month period ended March 31, 2005 have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

At December 31, 2006, the Company owned 50% of United States Antimony, Mexico S.A. de C.V. ("USAMSA"). The Company accounted for this investment interest using the equity method. In March, 2006, the Company acquired the other 50% of USAMSA. USAMSA is included in the consolidated financial information at March 31, 2006 and intercompany balances and transactions have been eliminated in consolidation.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.


2.   LOSS PER COMMON SHARE:

The Company accounts for its income (loss) per common share according to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants to purchase the Company's common stock (approximately 8,400,000 at March 31, 2006) and common stock issuable upon the conversion of debentures (approximately 1,750,000 at March 31, 2006) are excluded from the calculations when their effect is antidilutive.


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


4.   BUSINESS SEGMENTS

The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information not presented elsewhere with respect to segments for the three month period ended March 31, 2006 and 2005 are as follows:

Capital expenditures:
     Antimony                        $  300,999       $        0
     Zeolite                             19,063          108,812
                                     ----------       ----------
                                        320,062       $  108,812
                                     ==========       ==========


5.   RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the 2006 financial statement presentation. These reclassifications have no effect on net loss as previously reported.


6.   ADOPTION OF NEW ACCOUNTING PRINCIPLE

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. SFAS 123(R) supersedes previous accounting guidance under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. There was no impact on the financial statements as of and for the three months ended March 31, 2006 as a result of the adoption of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2005.

The Company's operations resulted in a net loss of $301,129 for the three-month period ended March 31, 2006, compared with a net loss of $67,520 for the same period ended March 31, 2005. The increase in the loss for the first quarter of 2006 compared to the similar period of 2005 is primarily due to an increase in expenses related to the exploration and development of the Mexican Project. In 2005, USAC formed a Mexican Company called Antimonio de Mexico, S. A. e C. V. ("ADM"). ADM then signed an exclusive contract to explore and exploit a 40 hectar concession in the State Queretaro, Mexico with an option to purchase. A Mexican Government Monograph (Consejo de Recursos Minerales Publicacio M-4e) reported a resource of 1,000,000 metric tons having a grade of 1.8% antimony and
8.1 ounces per ton silver. During the first quarter of 2006, ADM obtained 466 hectars nearby that represents a continuation of the mineralized zone. ADM then purchased the other 50% of the outstanding stock of United States Antimony de Mexico S. A. de C. V. ("USAMSA") giving USAC a 100% ownership in USAMSA through ADM. USAMSA operated an antimony smelting facility in the State of Coiahuila that has been shut down since 1996. ADM also purchased the real property consisting of 6 hectars and all the equipment at the smelter site. Although some of these purchases have been capitalized and others identified as expenses for the Mexican project, there are many of the organizational and travel expenses that have been adsorbed as USAC exploration expenses that adversely impact the profitability of the USAC Antimony Division.

Antimony Division
-----------------

Total revenues from antimony product sales for the first quarter of 2006 were $761,738 compared with $722,535 for the comparable quarter of 2005, an increase of $39,203. During the three-month period ended March 31, 2006, 72% of the Company's revenues from antimony product sales were from sales to one customer. Sales of antimony products during the first quarter of 2006 consisted of 396,300 pounds at an average sale price of $1.85 per pound. During the first quarter of 2005 sales of antimony products consisted of 528,376 pounds at an average sale price of $1.37 per pound.

The cost of antimony production was $544,574, or $1.37 per pound sold, during the first quarter of 2006 compared to $483,704 or $0.92 per pound sold, during the first quarter of 2005. The increase in price per pound was due to the increased costs of raw material, electricity and fuel.

Antimony depreciation for the first quarter of 2006 was $6,080 compared to $10,300 for the first quarter of 2005. The decrease in depreciation directly related to equipment being fully depreciated.

Antimony freight and delivery for the first quarter of 2006 was $51,148 compared to $50,384 of freight and delivery expense during the first quarter of 2005.

General and administrative expenses in the antimony division were $9,640 during the first quarter of 2006 compared to $6,233 during the same quarter of 2005. The increase is directly related to the increased travel expense related to researching new raw material sources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION CONTINUED

Antimony sales expenses were $16,021 in the first quarter of 2006 and were comparable with $13,766 during the first quarter of 2005.

Zeolite Division
----------------
Sales of zeolite products during the first quarter of 2006 were $210,020 compared with the same quarter sales in 2005 of $309,989. The decrease in sales for the first quarter of 2006 compared to the same quarter of 2005 was due to the loss of one customer's business.

The cost of zeolite production was $266,808 for the first quarter of 2006 compared to $258,395 during the first quarter of 2005. The increase was principally due to the increased cost of production and supplies.

Zeolite depreciation for the first quarter of 2006 was $27,258 compared to $18,200 for the first quarter of 2005. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

Zeolite freight and delivery for the first quarter of 2006 was $10,895 compared to $22,562 for the first quarter of 2005. The decrease is due to customers using their own trucking.

During the first quarter of 2006, the Company incurred costs totaling $21,512 associated with zeolite general and administrative expenses compared to $31,771 of such expenses in the comparable quarter of 2005.

Zeolite sales expenses were $13,170 during the first quarter of 2006 compared to $19,469 during the first quarter of 2005. The decrease is directly related to the loss of one customers business.

Administrative Operations
-------------------------
Interest expense of $23,066 was incurred during the first quarter of 2006 compared to $35,486 during the first quarter of 2005.

Accounts receivable factoring expense was $18,996 during the first quarter of 2006 compared to $28,259 during the first quarter of 2005. The decrease was primarily due to a decrease in zeolite sales.

General and administrative expenses for the corporation were $102,985 during the first quarter of 2006 compared to $81,437 for the same quarter in 2005. The increase is primarily due to the increase in general and administrative activities associated with the Mexican Project.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2006, Company assets totaled $1,587,984, and there was a stockholders' deficit of $846,462. The stockholders' deficit increased $128,629 from December 31, 2005, primarily due to the operating loss during the three months ended March 31, 2006. At March 31, 2006 the Company's total current liabilities exceeded its total current assets by $1,033,325. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the Company's 2005 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and to acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such. The Company's management is confident, however, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION CONTINUED

Cash used by operating activities during the first three months of 2006 was $305,088, and resulted from net loss of $301,129 during the first three months of 2006 as adjusted by increasing accounts payable, increasing inventories and the non-cash affects of depreciation expenses.

Cash used by investing activities during the first three months of 2006 was $31,063 and primarily related to purchase of property, plant & equipment at Bear River Zeolite and the Mexican Project.

Net cash provided by financing activities was $101,624 during the first three months of 2006 was primarily generated from proceeds from the sale of common stock and warrants.


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

In connection with the review of the Company's consolidated financial statements for the three month period ended March 31, 2005, the Company's independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. In particular, our independent registered public accounting firm identified the following weaknesses in our internal control systems: (1) lack of segregation of duties and (2) lack of formal procedures relating to all areas of financial reporting including a lack of review by management. The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. The Company considered these matters in connection with the period-end closing of accounts and preparation of related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters. We believe that the material weakness began in 2003 and existed at the end of the period covered by this report.

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

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and Vice President Finance, Secretary and Treasurer. Based upon that evaluation, our President and Chief Executive Officer and Vice President Finance, Secretary and Treasurer have concluded that the Company's controls and procedures were not effective as of the end of the period covered by this Quarterly Report due to inadequate supervision and segregation of duties.

There has been no change in the Company's internal controls over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

None


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2006 the Company sold 346,668 shares of its restricted common stock for $0.30 per share or $104,000 and issued 83,334 shares of its restricted common stock to exercising warrant holders for approximately $0.30 per share or $25,000.

In addition, during the three month period ended March 31, 2006, the Company exchanged 145,000 shares of its restricted common stock for land and equipment in relation to the Mexican Project of $43,500 ($0.30 per share).


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



                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



By /s/ John C. Lawrence                                     Date:  May 19, 2006
   -----------------------                                        --------------
John C. Lawrence, Director and President
(Principal Executive, Financial and Accounting Officer)