Form 10QSB
period 2006-06-30
UNITED STATES ANTIMONY CORP
filed 2006-08-18
CIK 101538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30,2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

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

Transitional Small Business Disclosure Format. YES [ ] No [X]

At August 01, 2006, the registrant had outstanding 37,268,030 shares of par value $0.01 common stock
================================================================================

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                                 FOR THE PERIOD
                               ENDED JUNE 30, 2006


                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements..................................................3

Item 2: Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................8

Item 3: Controls and Procedures..............................................12


PART II - OTHER INFORMATION

Item 1: Legal Proceedings....................................................13

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds..........13

Item 3: Defaults among Senior Securities.....................................13

Item 4: Submission of Matters to a Vote of Security Holders..................13

Item 5: Other Information....................................................13

Item 6: Exhibits and Reports on Form 8-K.....................................13


SIGNATURE....................................................................14

CERTIFICATIONS...............................................................15


          [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
              UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                             (Unaudited)
                                                                            June 30, 2006

                                     ASSETS
Current assets:

  Cash                                                                       $  142,387
  Accounts receivable, less allowance for doubtful accounts of $30,000          229,062
  Inventories                                                                   146,626
                                                                             ----------
          Total current assets                                                  518,075

  Properties, plants and equipment, net                                       1,287,163
  Restricted cash for reclamation bonds                                          86,917
  Deferred financing costs, net amortization                                     11,250
                                                                             ----------
          Total assets                                                       $1,903,405
                                                                             ==========

                      LIABILITES AND STOCKHOLDERS' DEFICIT

Current liabilities:

  Checks issued and payable                                                  $   83,794
  Accounts payable                                                              597,107
  Accrued payroll and related taxes                                              74,863
  Other accrued liabilities                                                      72,586
  Deferred revenue                                                               35,710
  Accured interest payable                                                       68,472
  Payable to related parties                                                    261,503
  Long-term debt, current                                                       182,763
  Accrued reclamation costs, current                                             71,250
                                                                             ----------
          Total current liabilities                                           1,448,048

  Secured convertible and convertible notes payable                             350,000
  Long term debt, noncurrent                                                    477,909
  Accrued reclamations costs, noncurrent                                         71,250
                                                                             ----------
          Total liabilities                                                  $2,347,207
                                                                             ==========
Commitments and contingencies (Note 3)

Stockholders' deficit:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized:
        Series A: 4,500 shares issued and outstanding                                 0
        Series B: 750,000 shares issued and outstanding                           7,500
        Series C: 177,942 shares issued and outstanding                           1,779
        Series D: 1,757,600 shares issued and outstanding                        17,576
  Common stock, $0.01 par value, 50,000,000 shares authorized:
        36,735,773 and 34,445,666 issued and outstanding                        367,358
   Additional paid-in capital                                                19,627,594
   Accumulated deficit                                                      (20,465,609)
                                                                             ----------
          Total stockholders' deficit                                          (443,802)
                                                                             ----------
          Total liabilities and stockholders' deficit                        $1,903,405
                                                                             ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL INFORMATION.

               UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 For the three months ended     For the six months ended
                                                June 30, 2006  June 30, 2005  June 30, 2006  June 30, 2005
                                                -------------  -------------  -------------  -------------
Antimony Division

Revenues:                                        $   866,118    $   633,506    $ 1,627,857    $ 1,356,040
                                                 -----------    -----------    -----------    -----------
Cost of Sales:
    Production costs                                 615,132        515,788      1,159,706        992,446
    Depreciation                                       9,434         10,300         15,514         20,600
    Freight and delivery                              53,860         43,114        105,008         92,344
    General and administrative                         7,360         27,565         17,000         39,927
    Direct sales expense                              19,610         11,146         35,631         26,985
                                                 -----------    -----------    -----------    -----------
                                                     705,396        607,913      1,332,859      1,172,302
                                                 -----------    -----------    -----------    -----------
 Income from operations - antimony                   160,722         25,593        294,998        183,738
                                                 -----------    -----------    -----------    -----------

 Zeolite Division

 Revenues:                                           286,345        377,689        496,365        687,678
                                                 -----------    -----------    -----------    -----------
 Cost of Sales:
    Production costs                                 241,739        243,339        508,547        498,165
    Depreciation                                      28,549         18,200         55,807         36,400
    Freight and delivery                              10,637         26,289         21,532         48,851
    General and administrative                        61,077         94,987        109,674        157,248
    Direct sales expense                              23,235         32,096          36,405        63,986
                                                 -----------    -----------    -----------    -----------
                                                     365,237        414,911         731,965       804,650
                                                 -----------    -----------    -----------    -----------
 Loss from operations - zeolite                      (78,892)       (37,222)       (235,600)     (116,972)
                                                 -----------    -----------    -----------    -----------
 Income (loss) from operations - combined             81,830        (11,629)        59,398         66,766
                                                 -----------    -----------    -----------    -----------
 Other (income) expense:

    Corporate general and administrative              60,474         45,816        163,458        127,076
    Exploration expense                               76,326            --         209,976            --
    USAMSA investment adjustment                         --             882            --           1,764
    Interest income and other                           (417)          (321)        (1,261)          (653)
    Interest expense                                  27,832         38,003         51,743         73,849
    Factoring expense                                 23,755         25,686         42,751         53,945
                                                 -----------    -----------    -----------    -----------
       Net other expense                             187,970        110,066        466,667        255,981
                                                 -----------    -----------    -----------    -----------
 Net loss                                        $  (106,140)   $ (121,695)    $  (407,269)   $  (189,215)
                                                 -----------    -----------    -----------    -----------
 Net loss per share of common stock - basic      $       Nil    $       Nil    $      0.01    $       Nil
                                                 -----------    -----------    -----------    -----------
 Basic weighted average shares outstanding        35,293,850     31,912,670     34,951,825     31,731,925
                                                 ===========    ===========    ===========    ===========

     THE  ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL INFORMATION.

              UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 For the six months ended
                                                              June 30, 2006    June 30, 2005
                                                              -------------    -------------
Cash flows from operating activities:
   Net loss                                                     $ (407,269)     $ (189,215)
   Adjustments to reconcile net loss to net cash used
      by operating activities:
         Depreciation and amortization                              75,070          62,514
         Change in:
          Restricted cash                                             --             2,095
          Accounts Receivable                                     (119,748)        (46,694)
          Inventories                                               43,117           3,438
          Accounts Payable                                          35,726         185,997
          Accrued payroll and related taxes                        (29,177)         18,138
          Other accrued liabilities                                 (6,088)         (4,778)
          Deferred revenue                                         (34,290)        (30,000)
          Accrued interest payable                                  14,890          14,580
          Payable to related parties                               (14,852)          5,563
                                                                ----------      ----------
              Net cash from operating activities                  (442,621)         21,638
                                                                ----------      ----------
Cash flow from investing activities:
   Purchase of properties, plants and equipment                   (289,429)       (209,533)
                                                                ----------      ----------
              Net cash from investing activities                  (289,429)       (209,533)
                                                                ----------      ----------
Cash flow from financing activities:
   Proceeds from issuance of common stock                          547,800         264,875
   Proceeds from exercise of common stock warrants                  90,000            --
   Principal payments on notes payable                             (73,632)        (57,877)
   Proceeds from notes payable                                        --            58,019
   Proceeds from related party payable                                --            25,000
   Change in checks issued and payable                              22,428            --
                                                                ----------      ----------
               Net cash from financing activities                  586,596         290,017
                                                                ----------      ----------

Net change in cash                                                (145,454)        102,122
                                                                ----------      ----------
Cash, beginning of period                                          287,841          11,642
                                                                ----------      ----------
Cash, end of period                                             $  142,387      $  113,764
                                                                ==========      ==========
Supplemental disclosures:
Non cash investing and financing activities:
   Common stock issued for acquisition of property, plant &     $   43,500
   equipment
      Property, plant & equipment acquired with payable         $   95,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL INFORMATION.

               UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. Certain consolidated financial statement amounts for the six month period ended June 30, 2005 have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

At December 31, 2005, the Company owned 50% of United States Antimony, Mexico S.A. de C.V. ("USAMSA"). The Company accounted for this investment interest using the equity method. In March, 2006, the Company acquired the other 50% of USAMSA. USAMSA is included in the consolidated financial information at June 30, 2006 and inter-company balances and transactions have been eliminated in consolidation.

2. LOSS PER COMMON SHARE:

The Company accounts for its income (loss) per common share according to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants of 8,776,727 shares to purchase the Company's common stock and 1,750,000 shares of common stock issuable upon the conversion of debentures are excluded from the calculations when their effect is antidilutive.

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

In November of 2001, the Environmental Protection Agency ("EPA") listed two by-products of the Company's antimony oxide manufacturing process as hazardous wastes under subtitle C of the Resource Conservation and Recovery Act ("RCRA"), and emergency notification requirements for releases to the environment under CERCLA. On November 26, 2002, the Company received a notice of violation related to a hazardous waste discharge that was discovered during a hazardous waste compliance evaluation inspection conducted at the Company's Thompson Falls antimony facility. In response to the notice, the

               UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED:

3. COMMITMENTS AND CONTINGENCIES CONTINUED:

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

4. BUSINESS SEGMENTS

The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments for the six month period ended June 30, 2006 and 2005 are as follows:

                                                 2006             2005
    Capital expenditures:
       Antimony                               $  313,435       $        0
       Zeolite                                $  114,496       $  209,533


5. ADOPTION OF NEW ACCOUNTING PRINCIPLE

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

RESULTS OF OPERATIONS

The Company's operations resulted in a net loss of $407,269 for the six-month period ended June 30, 2006, compared with a net loss of $189,215 for the same period ended June 30, 2005. The increase in the loss for the second quarter of 2006 compared to the similar period of 2005 is primarily due to an increase in expenses related to the exploration and development of the Mexican Project.

In 2005, USAC formed a Mexican Company called Antimonio de Mexico, S. A. e C. V. ("ADM"). ADM then signed an exclusive contract to explore and exploit a 40 hectar concession in the State Queretaro, Mexico with an option to purchase. A Mexican Government Monograph (Consejo de Recursos Minerales Publicacio M-4e) reported a resource of 1,000,000 metric tons having a grade of 1.8% antimony and
8.1 ounces per ton silver. During the first quarter of 2006, ADM obtained 466 hectars nearby that represents a continuation of the mineralized zone. ADM then purchased the other 50% of the outstanding stock of United States Antimony de Mexico S. A. de C. V. ("USAMSA") giving USAC a 100% ownership in USAMSA through ADM. USAMSA operated an antimony smelting facility in the State of Coahuila that has been shut down since 1996. ADM also purchased the real property consisting of 6 hectars and all the equipment at the smelter site. During the second quarter of 2006 the USAMSA smeltering facility at Madero, Coahuila, Mexico was completed with new furnaces, scrubber, pond, office, fans, and was completely re-wired. Equipment including scales, crushers, compressors, water systems and various other equipment were installed.

Although some of these purchases have been capitalized and others identified as expenses for the Mexican project, there are many of the organizational and travel expenses that have been adsorbed as USAC exploration expenses that adversely impact the profitability of the USAC Antimony Division.

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2005.

The Company's operations resulted in a net loss of $106,140 for the three-month period ended June 30, 2006, compared with a net loss of $121,695 for the same period ended June 30, 2005. The decrease in the loss for the second quarter of 2006 compared to the similar period of 2005 is primarily due to an increase in profitability of the antimony division.

ANTIMONY DIVISION:

Total revenues from antimony product sales for the second quarter of 2006 were $866,118 compared with $633,506 for the comparable quarter of 2005, an increase of $232,612. The increase directly related to increase in average sales price by 42% plus production from a legacy slag pile at Thompson Falls, Montana. During the three-month period ended June 30, 2006, 63% of the Company's revenues from antimony product sales were from sales to one customer. Sales of antimony products during the second quarter of 2006 consisted of 390,230 pounds at an average sale price of $2.21 per pound. During the second quarter of 2005 sales of antimony products consisted of 406,657 pounds at an average sale price of $1.56 per pound.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

The cost of antimony production was $615,132, or $1.57 per pound sold, during the second quarter of 2006 compared to $515,788, or $1.27 per pound sold, during the second quarter of 2005. The increase in the cost of production is related to the increase in costs of fuel and maintenance and the decrease in production of product.

Antimony depreciation for the second quarter of 2006 was $9,434 compared to $10,300 for the second quarter of 2005. The decrease in depreciation directly related to equipment being fully depreciated.

Antimony freight and delivery for the second quarter of 2006 was $53,860 compared to $43,114 of freight and delivery expense during the second quarter of 2005. The increase is directly related to increase in fuel and delivery increases.

General and administrative expenses in the antimony division were $7,360 during the second quarter of 2006 compared to $27,565 during the same quarter of 2005. The decrease in the general and administrative expenses is related to the Company being removed from the tax rolls in Lemhi and Custer Counties in Idaho, less interest expense on accounts payable and the reduced bank charge expenses related to the cash accounts.

Antimony sales expenses were $19,610 in the second quarter of 2006 compared with $11,146 during the second quarter of 2005. The increase is related to commission paid during the second quarter of 2006.

ZEOLITE DIVISION:

Sales of zeolite products during the second quarter of 2006 were $286,345 at an average sales price of $110.68 per ton, compared with the same quarter sales in 2005 of $377,689 at an average sales price of $91.93 per ton. The decrease in sales for the second quarter of 2006 compared to the same quarter of 2005 was due to the loss of a major customer.

The cost of zeolite production was $241,739, or $ 92.83 per ton sold, for the second quarter of 2006 compared to $243,339, or $ 59.23 per ton sold, during the second quarter of 2005. The decrease in the cost of production is related to the decrease in production of product.

Zeolite depreciation for the second quarter of 2006 was $28,549 compared to $18,200 for the second quarter of 2005. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

Zeolite freight and delivery for the second quarter of 2006 was $10,637 compared to $26,289 for the second quarter of 2005. The decrease is due to decrease in product produced and shipped.

During the second quarter of 2006, the Company incurred costs totaling $61,077 associated with general and administrative expenses of its 100% owned subsidiary Bear River Zeolite Company, compared to $94,987 of such expenses in the comparable quarter of 2005. The decrease is due to the decrease in production and sales in the second quarter of 2006.

Zeolite sales expenses were $23,235 during the second quarter of 2006 compared to $32,096 during the second quarter of 2005. The decrease is directly related to decreased sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

ADMINISTRATIVE

Interest expense of $27,832 was incurred during the second quarter of 2006 compared to $38,003 during the second quarter of 2005. The decrease is due to the decrease in notes payable.

Accounts receivable factoring expense was $23,755 during the second quarter of 2006 compared to $25,686 during the second quarter of 2005. The decrease was primarily due to a decrease in zeolite sales.

General and administrative expenses for the corporation were $60,474 during the second quarter of 2006 compared to $45,816 for the same quarter in 2005. The increase is primarily due to the increase in general and administrative activities associated with the Mexican Project.

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2005.

ANTIMONY DIVISION:

The sales for the first six months of 2006 were $1,627,857 compared to $1,356,040 for the first six months of 2005. The increase is related to the increase in the average sales price increase.

The cost of antimony production was $1,159,706 during the second quarter of 2006 compared to $992,446 during the second quarter of 2005. The increase in the cost of production is related to the increase in costs of fuel and maintenance.

Antimony depreciation for the first six months of 2006 was $15,514 compared to $20,600 for the first six months of 2005. The decrease in depreciation directly related to equipment being fully depreciated.

Antimony freight and delivery for the first six month of 2006 was $105,008 compared to $92,344 of freight and delivery expense during the first six months of 2005. The increase is directly related to increase in fuel and delivery increases.

General and administrative expenses in the antimony division were $17,000 during the FIRST SIX MONTH of 2006 compared to $39,927 during the same quarter of 2005. The decrease in the general and administrative expenses is related to the Company being removed from the tax rolls in Lemhi and Custer Counties in Idaho and the reduction of bank charge expenses related to the cash accounts.

Antimony sales expenses were $35,631 in the FIRST SIX MONTHS of 2006 compared with $26,985 during the FIRST SIX MONTHS of 2005. The increase is related to commission paid during the second quarter of 2006.

ZEOLITE DIVISION:

Sales of zeolite products during the first six months of 2006 were $496,365 compared with the same quarter sales in 2005 of $687,678. The decrease in sales for the first six months of 2006 compared to the same quarter of 2005 was due to the loss of a major customer.

The cost of zeolite production was $508,547 for the FIRST SIX MONTHS of 2006 compared to $498,165 for FIRST SIX MONTHS of 2005. The increase in the cost of production is related to the increase in costs of fuel and maintenance and the decrease in production of product.

Zeolite depreciation for the second quarter of 2006 was $55,807 compared to $36,400 for the FIRST SIX MONTHS of 2005. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Zeolite freight and delivery for the FIRST SIX MONTHS of 2006 was $21,532 compared to $26,289 for the FIRST SIX MONTHS of 2005. The decrease is due to decrease in product produced and shipped.

During the FIRST SIX MONTHS of 2006, the Company incurred costs totaling $109,674 associated with general and administrative expenses of it's 100% owned subsidiary Bear River Zeolite Company, compared to $157,248 of such expenses in the comparable quarter of 2005. The decrease is due to the decrease in production and sales in the second quarter of 2006.

Zeolite sales expenses were $36,405 during the FIRST SIX MONTHS of 2006 compared to $63,986 during the second quarter of 2005. The decrease is directly related to decreased sales.

ADMINISTRATIVE:

Interest expense of $51,743 was incurred during the first six months of 2006 compared to $73,849 during the first six months of 2005. The decrease is due to the decrease in notes payable.

Accounts receivable factoring expense was $42,751 during the first six months of 2006 compared to $53,945 during the first six months of 2005. The decrease was primarily due to a decrease in zeolite sales.

General and administrative expenses for the corporation were $163,458 during the first six months of 2006 compared to $127,076 for the same quarter in 2005. The increase is primarily due to the increase in general and administrative activities associated with the Mexican Project.

FINANCIAL CONDITION AND LIQUIDITY

At June 30, 2006, Company assets totaled $1,903,405, and there was a stockholders' deficit of $443,802. The stockholders' deficit decreased $274,031 from December 31, 2005, primarily due to antimony profitability. At June 30, 2006 the Company's total current liabilities exceeded its total current assets by $929,973. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the Company's 2005 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and to acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such. The Company's management is confident, however, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

Cash used by operating activities during the first six months of 2006 was $442,619, and resulted from net loss of $407,269 during the first six months of 2006 as adjusted by increasing accounts receivable, decreasing inventories and the non-cash affects of depreciation and amortization expenses. The costs incurred in Mexico depleted cash resourses.

Cash used in investing activities during the first six months of 2006 was $289,429 and primarily related to the Mexican Project and improvements to the zeolite packaging plant.

Net cash provided by financing activities was $586,596 during the first six months of 2006 was primarily generated from proceeds from the sale of common stock.

At the May 26, 2006 meeting of the Board of Directors accepted the resignation of Director Robert A Rice due to health concerns.

ITEM 3. CONTROLS AND PROCEDURES

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

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2005, the Company's independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, material weaknesses. In particular, our independent registered public accounting firm identified the following weaknesses in our internal control systems: (1) lack of segregation of duties and (2) lack of formal procedures relating to all areas of financial reporting including a lack of review by management.

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

The size of the Company has prevented us from being able to employ sufficient resources at this time to enable us to have an adequate level of supervision and segregation of duties within our internal control system. We will continue to monitor and assess the costs and benefits of additional staffing within the Company. However, we have not taken any formal steps at this time to correct the material weaknesses identified by our independent registered public accounting firm. If we are unable to correct these material weaknesses, there is more than a remote likelihood that a material misstatement to our consolidated financial statements will not be prevented or detected, in which case investors could lose confidence in management's financial statement assertions. This could have an adverse effect on our ability to raise additional capital and could also have an adverse effect on our stock price.

There has been no change in the Company's internal controls over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2006 the Company sold 546,000 shares of its restricted common stock for $0.30 per share, 637,500 shares for $0.40, 55,556 shares for $0.45 or $443,800 and issued 200,000 shares for $0.30 and 20,000 shares for $0.25 of its restricted common stock to exercising warrant holders for $65,000.

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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



By: /s/ John C. Lawrence                                   Date: August 18, 2006
    -----------------------------
    John C. Lawrence, Director and President
    (Principal Executive, Financial and
    Accounting Officer)