Form 10QSB
period 2006-09-30
UNITED STATES ANTIMONY CORP
filed 2006-11-20
CIK 101538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2006


   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period ________________ to ________________


                         Commission file number 33-00215





                       UNITED STATES ANTIMONY CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


             MONTANA                                             81-0305822
-------------------------------                              -------------------
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




Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

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

At November 16, 2006, the registrant had outstanding 38,896,975,shares of par value $0.01 common stock.

================================================================================

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                              FOR THE PERIOD ENDED
                               SEPTEMBER 30, 2006



                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements..................................................3

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................8

Item 3:  Controls and Procedures..............................................12



PART II - OTHER INFORMATION

Item 1:  Legal Proceedings....................................................14

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds..........14

Item 3:  Defaults among Senior Securities.....................................14

Item 4:  Submission of Matters to a Vote of Security Holders..................14

Item 5:  Other Information....................................................14

Item 6:  Exhibits and Reports on Form 8-K.....................................14


SIGNATURE.....................................................................15

CERTIFICATIONS................................................................



          [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                               September 30, 2006

                                     ASSETS

Current Assets:
  Cash                                                                   $    101,327
  Accounts receivable, less allowance for doubtful accounts of $30,000         61,344
  Inventories                                                                 311,151
                                                                         ------------
         Total current assets                                                 473,822

  Properties, plants and equipment, net                                     1,396,973
  Restricted cash for reclamation bonds                                        90,845
  Deferred financing costs, net amortization                                    9,375
                                                                         ------------
         Total assets                                                    $  1,971,015
                                                                         ============


                      LIABILITES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Checks issued and payable                                              $     65,912
  Accounts payable                                                            617,645
  Accrued payroll and related taxes                                            73,384
  Other accrued liabilities                                                    72,483
  Deferred revenue                                                             21,735
  Accrued interest payable                                                     43,472
  Payable to related parties                                                  252,304
  Long-term debt, current                                                      33,059
  Accrued reclamation costs, current                                           71,250
                                                                         ------------
         Total current liabilities                                          1,251,244

  Secured convertible and convertible notes payable to related party          100,000
  Long term debt, noncurrent                                                  559,334
  Accrued reclamations costs, noncurrent                                       71,250
                                                                         ------------
         Total liabilities                                                  1,981,828
                                                                         ============
Commitments and contingencies (Note 3)


Stockholders' deficit
  Preferred stock, $0.01 par value, 10,000,000 shares authorized:
         Series B: 750,000 shares issued and outstanding                        7,500
         Series C: 177,942 shares issued and outstanding                        1,779
         Series D: 1,757,600 shares issued and outstanding                     17,576
  Common stock, $0.01 par value, 50,000,000 shares authorized:
         38,896,975 issued and outstanding                                    388,970
  Additional paid-in capital                                               20,071,731
  Accumulated deficit                                                     (20,498,369)
                                                                         ------------
         Total stockholders' deficit                                          (10,813)
                                                                         ------------
         Total liabilities and stockholders' deficit                     $  1,971,015
                                                                         ============


   The accompanying notes are an integral part of these financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               FOR THE 3       FOR THE 3       FOR THE 9       FOR THE 9
                                             MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                              30-SEP-2006     30-SEP-2005     30-SEP-2006     30-SEP-2005
                                             ------------    ------------    ------------    ------------
Antimony Division
Revenues:                                    $    780,917    $    506,414    $  2,408,774    $  1,862,453
                                             ------------    ------------    ------------    ------------
Cost of Sales:
  Production costs                                477,478         365,482       1,637,184       1,357,928
  Depreciation                                     10,096          11,200          25,609          31,800
  Freight and delivery                             43,295          28,114         148,304         120,453
  General and administrative                        6,791           1,365          23,791          33,888
  Direct sales expense                             13,001          19,794          48,632          46,779
                                             ------------    ------------    ------------    ------------
                                                  550,661         425,955       1,883,520       1,590,848
                                             ------------    ------------    ------------    ------------
Gross profit - Antimony                           230,256          80,459         525,254         271,605
                                             ------------    ------------    ------------    ------------

Zeolite Division
Revenues:                                         384,527         255,783         880,892         943,461
                                             ------------    ------------    ------------    ------------
Cost of Sales:
  Production costs                                270,550         201,057         779,097         699,221
  Depreciation                                     29,037          26,583          84,844          62,983
  Freight and delivery                             18,454           2,445          39,986          51,297
  General and administrative                       67,209          60,199         176,883         207,198
  Direct sales expense                             19,419          29,874          55,824          93,860
                                             ------------    ------------    ------------    ------------
                                                  404,669         320,158       1,136,634       1,114,559
                                             ------------    ------------    ------------    ------------
Gross profit (loss) - Zeolite                     (20,142)        (64,375)       (255,742)       (171,098)
                                             ------------    ------------    ------------    ------------
Gross profit - Combined                           210,114          16,084         269,512         100,507
                                             ------------    ------------    ------------    ------------

Other (income) expense:
  Corporate general and administrative             66,614          61,305         230,072         206,034
  Exploration expense                             125,655              --         335,631              --
  USAMSA investment adjustment                         --             882              --           2,646
  Interest income and other                        (4,265)         (1,384)         (5,526)         (2,037)
  Interest expense                                 28,857          38,027          80,600         111,876
  Factoring expense                                26,013          17,504          68,764          71,449
                                             ------------    ------------    ------------    ------------
         Net other (income) expense               242,874         116,334         709,541         389,968
                                             ------------    ------------    ------------    ------------
Net loss                                     $    (32,760)   $   (100,250)   $   (440,029)   $   (289,461)
                                             ------------    ------------    ------------    ------------
Net loss per share of common stock - basic            NIL             NIL    $      (0.01)            NIL
                                             ------------    ------------    ------------    ------------
Basic weighted average shares outstanding      37,283,985      32,546,137      35,736,439      31,951,659
                                             ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                FOR THE NINE MONTHS ENDED
                                                                             ----------------------------
                                                                              30-SEP-2006     30-SEP-2005
                                                                             ------------    ------------
Cash flows from operating activities:
  Net loss                                                                   $   (440,029)   $   (289,461)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
      Common stock issued for directors services                                   49,500
      Depreciation and amortization                                               117,327         103,054
  Change in:
      Restricted cash                                                              (3,927)          4,595
      Accounts receivable                                                          47,970         (49,610)
      Inventories                                                                (121,408)        106,084
      Accounts payable                                                             56,264          28,400
      Accrued payroll and related taxes                                           (30,656)         30,524
      Other accrued liabilities                                                    (6,191)         (1,554)
      Deferred revenue                                                            (48,265)        (30,000)
      Accrued interest payable                                                    (10,110)         46,417
      Payable to related parties                                                  (24,052)         (2,173)
                                                                             ------------    ------------
          Net cash used by operating activities                                  (413,577)        (53,724)
                                                                             ------------    ------------

Cash flow from investing activities:
  Purchase of properties, plants and equipment                                   (438,371)       (262,295)
                                                                             ------------    ------------
          Net cash used by investing activities                                  (438,371)       (262,295)
                                                                             ------------    ------------

Cash flow from financing activities:
  Proceeds from issuance of common stock                                          547,800          51,000
  Proceeds from exercise of common stock warrants                                 225,000         253,375
  Proceeds from exercise of Series D preferred stock warrants                                      23,000
  Principal payments on debt                                                     (111,912)        (73,039)
  Proceeds from notes payable to bank                                                              58,019
  Proceeds from related party payable                                                              25,000
  Change in checks issued and payable                                               4,546              --
                                                                             ------------    ------------
          Net cash provided by financing activities                               665,434         337,355
                                                                             ------------    ------------

Net change in cash                                                               (186,514)         21,336
                                                                             ------------    ------------
Cash, beginning of period                                                         287,841          11,642
                                                                             ------------    ------------
Cash, end of period                                                          $    101,327    $     32,978
                                                                             ============    ============

Non cash investing and financing activities:
  Common stock issued for acquisition of property, plant & equipment         $     43,500
  Common stock issued for conversion of debt and related accrued interest    $    281,251    $     32,441
  Property, plant & equipment acquired with payable                          $     95,000


   The accompanying notes are an integral part of these financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.     BASIS OF PRESENTATION:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. Certain consolidated financial statement amounts for the three and nine-month periods ended September 30, 2005 have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

At December 31, 2005, the Company owned 50% of United States Antimony, Mexico S.A. de C.V. ("USAMSA"). The Company accounted for this investment interest using the equity method. In March, 2006, the Company acquired the other 50% of USAMSA. USAMSA is included in the consolidated financial information at September 30, 2006 and inter-company balances and transactions have been eliminated in consolidation.


2.     LOSS PER COMMON SHARE:

The Company accounts for its income (loss) per common share according to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants to purchase the Company's common stock and common stock issuable upon the conversion of debentures are excluded from the calculations when their effect is antidilutive. Common stock equivalents at September 30, 2006, including warrants of 8,676,727 shares to purchase the Company's common stock and 500,000 shares of common stock issuable upon the conversion of debentures are excluded from the calculations because their effect would be antidilutive.


3.     COMMITMENTS AND CONTINGENCIES:

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


4.     BUSINESS SEGMENTS

The Company has two operating segments, antimony and zeolite. Selected information with respect to segments for the nine month periods ended September 30, 2006 and 2005 are as follows:
                                                    2006           2005
                                                 ----------     ----------
       Capital expenditures:
          Antimony                               $  409,799     $
          Zeolite                                $  167,074     $  262,295


5.     CONVERSION OF DEBT

During the three month period ended September 30, 2006, the Company issued 1,406,250 shares of its restricted common stock in exchange for outstanding convertible debt and related accrued interest totaling $281,251.


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

RESULTS OF OPERATIONS

The Company's operations resulted in a net loss of $440,029 for the nine-month period ended September 30, 2006, compared with a net loss of $289,461 for the same period ended September 30, 2005. The increase in the loss for the third quarter of 2006 compared to the similar period of 2005 is primarily due to an increase in expenses related to the exploration and development of the Mexican Project.

In 2005, USAC formed a Mexican Company called Antimonio de Mexico, S. A. de C.
V. ("ADM"). ADM then signed an exclusive contract to explore and exploit a 40 hectar concession in the State Queretaro, Mexico with an option to purchase. A Mexican Government Monograph (Consejo de Recursos Minerales Publicacio M-4e) reported a resource of 1,000,000 metric tons having a grade of 1.8% antimony and
8.1 ounces per ton silver. During the first quarter of 2006, ADM obtained 466 hectars nearby that represents a continuation of the mineralized zone. ADM then purchased the other 50% of the outstanding stock of United States Antimony de Mexico S. A. de C. V. ("USAMSA") giving USAC a 100% ownership in USAMSA through ADM. USAMSA operated an antimony smelting facility in the State of Coahuila that has been shut down since 1996. ADM also purchased the real property consisting of 6 hectars and all the equipment at the smelter site. During the second quarter of 2006, the USAMSA smeltering facility at Madero, Coahuila, Mexico was completed with new furnaces, scrubber, pond, office, laboratory, fans, and was completely re-wired. Equipment including scales, crushers, compressors, scrubbers, dust collectors, water systems and various other equipment were installed. Activity in Mexico increase exploration expense during the three quarters ended September 30, 2006.

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005.

The Company's operations resulted in a net loss of $32,760 for the three-month period ended September 30, 2006, compared with a net loss of $100,250 for the same period ended September 30, 2005. The decrease in the loss for the third quarter of 2006 compared to the similar period of 2005 is primarily due to an increase in profitability of the antimony division.

ANTIMONY DIVISION:
------------------

Total revenues from antimony product sales for the third quarter of 2006 were $780,917 compared with $506,414 for the comparable quarter of 2005, an increase of $274,503 or 54%. The increase is directly related to increase in average sales price by 62% plus production from a legacy slag pile at Thompson Falls, Montana. During the three-month period ended September 30, 2006, 76% of the Company's revenues from antimony product sales were from sales to one customer. Sales of antimony products during the third quarter of 2006 consisted of 307,321 pounds at an average sale price of $2.54 per pound. During the third quarter of 2005 sales of antimony products consisted of 311,732 pounds at an average sale price of $1.62 per pound.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

The cost of antimony production was $477,478, or $1.55 per pound sold, during the third quarter of 2006 compared to $365,482, or $1.17 per pound sold, during the third quarter of 2005. The increase in the cost of production is primarily related to the increase in the cost of raw materials and to a lesser extent the increased cost of fuel.

Antimony depreciation for the third quarter of 2006 was $10,096 compared to $11,200 for the third quarter of 2005. The decrease in depreciation directly related to equipment being fully depreciated.

Antimony freight and delivery for the third quarter of 2006 was $43,295 compared to $28,114 of freight and delivery expense during the third quarter of 2005. The increase is directly related to increase in fuel and delivery increases.

General and administrative expenses in the antimony division were $6,791 during the third quarter of 2006 compared to $1,365 during the same quarter of 2005. The increase in the general and administrative expenses is related to the reclassification of general and administrative accounts to better reflect the expenses.

Antimony sales expenses were $13,001 in the third quarter of 2006 compared with $19,794 during the third quarter of 2005. The decrease is related to fewer commissions paid during the third quarter of 2006.

ZEOLITE DIVISION:
-----------------

Sales of zeolite products during the third quarter of 2006 were $384,527 at an average sales price of $148.35 per ton, compared with the same quarter sales in 2005 of $255,783 at an average sales price of $89.34 per ton. The increase in sales of zeolite during the third quarter of 2006 was $128,744 and represents a 50% increase over those during the same quarter of 2005. The increase in the average sales price is due to better marketing and more packaging costs due to smaller package weight denominations.

The cost of zeolite production was $270,550, or $104.43 per ton sold, for the third quarter of 2006 compared to $201,057, or $70.23 per ton sold, during the third quarter of 2005. The increase in the cost of production is related to the increase in fuel prices and more packaging costs.

Zeolite depreciation for the third quarter of 2006 was $29,037 compared to $26,583 for the third quarter of 2005. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

Zeolite freight and delivery for the third quarter of 2006 was $18,454 compared to $2,445 for the third quarter of 2005. The increase is due to the increase in fuel and delivery charges.

During the third quarter of 2006, the Company incurred costs totaling $67,209 associated with general and administrative expenses of its 100% owned subsidiary Bear River Zeolite Company, compared to $60,199 of such expenses in the comparable quarter of 2005.

Zeolite sales expenses were $19,419 during the third quarter of 2006 compared to $29,874 during the third quarter of 2005. The decrease is directly related to a reduction in the zeolite sales work force.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

ADMINISTRATIVE
--------------

Interest expense of $28,857 was incurred during the third quarter of 2006 compared to $38,027 during the third quarter of 2005. The decrease is due to the decrease in notes payable.

Accounts receivable factoring expense was $26,013 during the third quarter of 2006 compared to $17,504 during the third quarter of 2005. The increase was primarily due to the increase in sales in the antimony division.

General and administrative expenses for the corporation were $66,614 during the third quarter of 2006 compared to $61,305 for the same quarter in 2005. The increase is primarily due to the increase in general and administrative activities associated with the Mexican Project.

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005.

ANTIMONY DIVISION:
------------------

The sales for the first nine months of 2006 were $2,408,774 compared to $1,862,453 for the first nine months of 2005 which represents a 29% increase. The increase is related to the average sales price increase.

The cost of antimony production was $1,637,184 during the third quarter of 2006 compared to $1,357,928 during the third quarter of 2005. The increase in the cost of production is primarily related to the increase in the cost of raw materials and to a lesser extent the increase in the cost of fuel.

 Antimony depreciation for the first nine months of 2006 was $25,609 compared to $31,800 for the first nine months of 2005. The decrease in depreciation directly related to equipment being fully depreciated.

Antimony freight and delivery for the first six month of 2006 was $148,304 compared to $120,453 of freight and delivery expense during the first nine months of 2005. The increase is directly related to increase in fuel and delivery increases.

General and administrative expenses in the antimony division were $23,791 during the first nine months of 2006 compared to $33,888 during the same quarter of 2005. The decrease in general and administrative expenses for the first nine months is directly related to a reduction in force.

Antimony sales expenses were $48,632 in the first nine months of 2006 compared with $46,779 during the first nine months of 2005. The increase is related to commission paid during the third quarter of 2006.

ZEOLITE DIVISION:
-----------------

Sales of zeolite products during the first nine months of 2006 were $880,892 compared with the same quarter sales in 2005 of $943,461. The decrease in sales for the first nine months of 2006 compared to the same quarter of 2005 was due to the loss of a major customer and the consequent decrease in product sold.

The cost of zeolite production was $779,097 for the first nine months of 2006 compared to $699,221 for first nine months of 2005. The increase in the cost of production is related to the increase in costs of fuel and plant maintenance and the decrease in production of product.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

Zeolite depreciation for the third quarter of 2006 was $84,844 compared to $62,983 for the first nine months of 2005. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

Zeolite freight and delivery for the first nine months of 2006 was $39,986 compared to $51,297 for the first nine months of 2005. The decrease is due to decrease in product produced and shipped.

During the first nine months of 2006, the Company incurred costs totaling $176,883 associated with general and administrative expenses of it's 100% owned subsidiary Bear River Zeolite Company, compared to $207,198 of such expenses in the comparable quarter of 2005. The decrease is due to the decrease in production and sales in the third quarter of 2006.

Zeolite sales expenses were $55,824 during the first nine months of 2006 compared to $93,860 during the third quarter of 2005. The decrease is directly related to a reduction in the zeolite sales work force.

ADMINISTRATIVE:
---------------

Interest expense of $80,600 was incurred during the first nine months of 2006 compared to $111,876 during the first nine months of 2005. The decrease is due to the decrease in notes payable.

General and administrative expenses for the corporation were $230,072 during the first nine months of 2006 compared to $206,034 for the same quarter in 2005. The increase is primarily due to the increase in general and administrative activities associated with the Mexican Project.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 2006, Company assets totaled $1,971,015, and there was a stockholders' deficit of $10,813. The stockholders' deficit decreased $707,020 from December 31, 2005, primarily due to the issuance of shares of common stock. The Company issued 1,406,250 shares of its restricted common stock for the conversion of $281,251 of principal and accrued interest on a Convertible Debenture that was secured by 100% of the stock of Bear River Zeolite Co., Inc. At September 30, 2006 the Company's total current liabilities exceeded its total current assets by $777,422. Due to the Company's operating losses, negative working capital, and stockholders' deficit, the Company's independent accountants included a paragraph in the Company's 2005 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and to acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such. The Company's management is confident, however, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

Subsequent to September 30, 2006, certain marketing rights of Bear River Zeolite were sold for $500,000. This sale also included a supply commitment by BRZ to sell an additional 3,000 tons per month. Additionally during the fourth quarter of 2006, the Company expects to sell the surface rights to idle mining claims for approximately $300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

Cash used by operating activities during the first nine months of 2006 was $413,577, and resulted from net loss of $440,029 and the non-cash affects of depreciation and amortization expenses. The costs incurred in Mexico depleted cash resources.

Cash used in investing activities during the first nine months of 2006 was $438,371 and primarily related to the Mexican Project and improvements to the zeolite packaging plant and other parts of the operation.

Net cash provided by financing activities was $665,434 during the first nine months of 2006 was primarily generated from proceeds from the sale of common stock.

At the May 26, 2006 meeting of the Board of Directors accepted the resignation of Director Robert A Rice due to health concerns.


ITEM 3.   CONTROLS AND PROCEDURES

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was performed under the supervision and with the participation of the Company's management, including the President who also serves as the Company's Financial and Accounting officer. Based upon that evaluation, our President concluded that the Company's controls and procedures were not effective as of the end of the period covered by this Quarterly Report due to inadequate supervision and segregation of duties.

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

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2005, the Company's independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate material weaknesses. In particular, our independent registered public accounting firm identified the following weaknesses in our internal control systems: (1) lack of segregation of duties and (2) lack of formal procedures relating to all areas of financial reporting including a lack of review by management.

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

There has been no change in the Company's internal controls over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.







          [The balance of this page has been intentionally left blank.]

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

None.


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2006, the Company sold for cash 75,000 shares of its restricted common stock for $0.40 per share, issued 225,000 of it restricted common stock for $0.22 for services, issued 1,406,250 of its restricted common stock for $.20 to convert debt and related accrued interest, and issued for cash 350,000 shares for $0.30 of its restricted common stock to exercising warrant holders for $105,000.


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


UNITED STATES ANTIMONY CORPORATION
(Registrant)



By /s/ John C. Lawrence
----------------------------------------
John C. Lawrence, Director and President
(Principal Executive, Financial and Accounting Officer)


November 20, 2006