Form 10KSB
period 2006-12-31
UNITED STATES ANTIMONY CORP
filed 2007-04-04
CIK 101538

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [ ] No [X]

The registrant's revenues for its most recent fiscal year were $4,395,368.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $16,043,531 as of March 28, 2006.

At March 28, 2006, the registrant had 39,947,767 outstanding shares of par value $0.01 common stock.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]
================================================================================

                                TABLE OF CONTENTS
                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS...................................      2
                 General ...............................................      2
                 History................................................      2
                 Overview-2006..........................................      2
                 Risk Factors...........................................      3
                 Antimony Division......................................      4
                 Zeolite Division.......................................      5
                 Environmental Matters..................................      6
                 Employees..............................................      8
                 Other..................................................      8

ITEM 2.       DESCRIPTION OF PROPERTIES.................................      8
                 Antimony Division......................................      8
                 Zeolite Division.......................................      8

ITEM 3.       LEGAL PROCEEDINGS.........................................      8

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......      8

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS...................................................      9

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATIONS................................................      9

ITEM 7.       FINANCIAL STATEMENTS......................................     11

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.......................     11

ITEM 8-A      CONTROLS AND PROCEDURES...................................     11

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
              ACT.......................................................     11

ITEM 10.      EXECUTIVE COMPENSATION....................................     12

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................     13

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............     14

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K..........................     15

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES....................     18

SIGNATURES       .......................................................     19

CERTIFICATIONS   .......................................................     20

FINANCIAL STATEMENTS.................................................... F1-F23

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

OVERVIEW-2006

ANTIMONY SALES

During 2006, sales of our antimony products increased approximately 33% from that of 2005. The profitability of the Antimony Division increased from $378,896 in 2005 to $680,816 in 2006, an increase of approximately 80% due to the processing of a legacy slag pile.

BEAR RIVER ZEOLITE COMPANY

During 2006, sales of zeolite increased 0.6% during 2006 from 2005.Significant costs were incurred by BRZ for the following:

     o    Expansion of the plant

     o    Construction of a new small packaging plant for odor control products

     o    Beginning the installation of a new fine-grinding plant

     o    Increase in the sales staff by one man

     o    Installation of line electricity

     o Increased costs of fuel for drying, diesel-electric generators, and trucking.

YANKEE FORK MILL SITE RECLAMATION

During 2006, reclamation work was completed at the Yankee Fork mill site.

RISK FACTORS

There may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed below, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

IF WE WERE LIQUIDATED, OUR COMMON SHAREHOLDERS COULD LOSE PART OR ALL OF THEIR INVESTMENT.

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

WE HAVE A ACCUMULATED DEFICIT, HAVE INCURRED SIGNIFICANT LOSSES, AND MAY INCUR LOSSES IN THE FUTURE.

We have not generated an operating profit for several years, although we did generate gross profit from operations during 2006. We have been able to continue operations from gross profit from our antimony operations, sales of common stock and borrowings from banks and others. As of December 31, 2006, we had a stockholders' equity of $480,798. We may incur net losses for the foreseeable future unless and until we are able to establish profitable business operations and reduce cash outflows from general and administrative expenses. As of December 31, 2006, we had total current assets of $601,523 and total current liabilities of $1,591,597, or negative working capital of approximately $990,074.

OUR AUDITORS' REPORT AS OF MARCH 14, 2007 RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the year ended December 31, 2006, which are included in this report, indicate that there was doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

WE ARE DELINQUENT OR IN ARREARS ON SIGNIFICANT CURRENT LIABILITIES; AND COLLECTION EFFORTS BY CREDITORS COULD JEOPARDIZE OUR VIABILITY AS A GOING CONCERN AND CLOSE DOWN OUR OPERATIONS.

As of December 31, 2006, we are delinquent on the payment of several current liabilities including accounts payable of approximately $195,660 and accrued interest payable of approximately $110,063. In the absence of payment arrangements, creditors could individually or collectively demand immediate payment and jeopardize our ability to fund operations and correspondingly damage our business. Creditors who are owed taxes have the power to seize our assets for payment of amounts past due and close down our operations.

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

As of December 31, 2006, our bank debt of approximately $225,614 is secured by a collateral pledge of substantially all of our mining equipment as well as our patented and unpatented mining claims in Sanders County, Montana. Pursuant to the terms of convertible note payable, we owe quarterly interest payments, which if we don't or are unable to pay will result in a default on the notes. Our president, John C. Lawrence, has also guaranteed repayment of all our bank debt and has a secured interest in our assets as well. In the event we are unable to pay the bank debt as it matures, there is a risk the bank may foreclose its security interest and we would lose all or a portion of our equipment as well as our patented and unpatented mining claims.

WE MAY HAVE UNASSERTED LIABILITIES FOR ENVIRONMENTAL RECLAMATION.

Our research, development, manufacturing and production processes involve the controlled use of hazardous materials, and we are subject to various environmental and occupational safety laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and some waste products. The risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result and any liability could exceed our financial resources. We also have one ongoing environmental reclamation and remediation projects at our current production facility in Montana. Adequate financial resources may not be available to ultimately finish the reclamation activities if changes in environmental laws and regulations occur; and these changes could adversely affect our cash flow and profitability. We do not have environmental liability insurance now; and we do not expect to be able to obtain insurance at a reasonable cost. If we incur liability for environmental damages while we are uninsured, it could have a harmful effect on our financial condition and us. The range of reasonably possible losses from our exposure to environmental liabilities in excess of amounts accrued to date cannot be reasonably estimated at this time.

WE HAVE ACCRUALS FOR ENVIRONMENTAL OBLIGATIONS.

We have accruals totaling $107,500 on our balance sheet at December 31, 2006, for our environmental reclamation responsibilities. If we are not able to adequately perform our reclamation activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

ANTIMONY DIVISION

Our antimony mining properties, mill and metallurgical plant are located in the Burns Mining District of Sanders County, Montana, approximately 15 miles west of Thompson Falls. We hold 2 patented lode claims which are contiguous, and 2 patented mill sites. We have no "proven reserves" or "probable reserves" of antimony, as these terms are defined by the Securities and Exchange Commission. Environmental restrictions preclude mining at this site.

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

We currently own 100% of the common stock, equipment, and the lease on real property of United States Antimony, Mexico S.A. de C.V. ("USAMSA"), which was formed in April 1998. The balance of our investment at December 31, 2005 was written down to zero due to the inactive status of the USAMSA. During 2006, USAC spent $215,019 in the form of cash, USAC Common stock, and equipment to purchase the equipment, a lease on the real property, and 50% of the USAMSA stock. An additional $115,470 was spent to upgrade the plant which includes furnaces, dust collectors, a furnace building, warehouse, scrubber, office and laboratory, slag repository. It is ready to put into operation. The Company has completed its smelting facility at Estacion Madero in the State of Coahuila, Mexico. High grade direct smelter feed is anticipated by June 2007. The mine is located in the State of Queretaro, Mexico. A Mexican Government Monograph reports a resource of 1,000,000 metric tons having a grade of 1.8% antimony and 8.1 ounces of silver per ton, but the Company is in the process of verifying these figures. The mine is currently being permitted. A mill and water have been located and permitting of the mill will begin shortly. The mill equipment has been assembled in Montana to ship to the mill site. Production from the mine and mill should begin during 2007."

In our existing operations in Montana, from antimony raw materials, we produce antimony oxide products of different particle size using proprietary furnace technology, several grades of sodium antimonate using hydro metallurgical techniques, and antimony metal. Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper. Antimony oxide is also used as a color fastener in paint, as a catalyst for production of polyester resins for fibers and film, as a phosphorescent agent in fluorescent light bulbs and as an opacifier for porcelains. Sodium antimonate is primarily used as a fining agent (degasser) for glass in cathode ray tubes used in television bulbs and as a flame retardant. We also sell antimony metal for use in bearings, storage batteries and ordnance.

We estimate (but have not independently confirmed) that our present share of the domestic market for antimony oxide products is approximately 4%. We are the only significant U.S. producer of antimony products. The balance of domestic sales is foreign imports (primarily from China).

For the year ended December 31, 2006, we sold 1,421,083 pounds of antimony products generating approximately $3,292,000 in revenues which is an increase of 33%. During 2005, we sold 1,562,946 pounds of antimony products generating $2,467,546. During 2006 and 20045, approximately 68% and 59%, respectively, of our antimony sales were made to one customer.

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

                           YEAR       AVERAGE PRICE
                           ----       -------------
                           2006           $2.48
                           2005            1.73
                           2004            1.32
                           2003            1.21
                           2002            0.88
                           2001            0.58
                           2000            0.67



The range of sales prices for antimony oxide per pound was as follows for the periods indicated:

               YEAR        HIGH         LOW     AVERAGE PRICE
               ----        ----         ---     -------------
               2006       $5.14       $1.76        $2.28
               2005        5.45        1.36         1.58
               2004        5.45        0.95         1.48
               2003        5.45        1.01         1.27
               2002        5.25        0.71         0.99
               2001        5.99        0.66         0.93
               2000        5.88        0.65         0.99



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

ZEOLITE DIVISION

We own 100% of Bear River Zeolite Company, an Idaho corporation incorporated on June 1, 2000. BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment. The royalty is a percentage of the zeolite sales price (FOB mine). The minimum annual royalty during the first five years is $1,000. During 2002, we sold additional royalty interests in BRZ to a company controlled by Al Dugan, a majority shareholder and, as such, an affiliate. The royalties granted Mr. Dugan's company a payment equal to 3% of all gross sales (FOB mine) on zeolite products. On a combined basis, royalties vary from 8%-13%. BRZ has constructed a processing plant on the property and is currently improving its productive capacity. Through December 31, 2006, we had spent approximately $3,000,000 to purchase and construct the processing plant and develop sales.

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

YANKEE FORK MILL SITE.

During 2006, USAC finished the bulk of the reclamation work at the Yankee Fork mill site. On December 18, 2006, the Idaho Department of Environmental Quality terminated the voluntary Consent Order. On January 22, 2007, The Department dropped the requirement for any additional groundwater quality monitoring.

ANTIMONY PROCESSING SITE.

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site"). Under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality require that we line a storm water pond and construct a water treatment facility and thus fulfill the majority of our environmental responsibilities at the Stibnite Hill Mine site. At December 31, 2006, we have accrued $100,000.

YELLOW JACKET MINE.

During 2006, USAC received a reclamation award for the Yellow Jacket Mine from the U. S. Forest Service, Idaho Department of Lands, U. S. Department of the Interior Bureau of Land Management, Idaho Department of Water Resources, and Idaho Fish and Game.

BRZ.

During 2001, we recorded a reclamation accrual for our Bear River Zeolite subsidiary, based on an analysis performed by management and reviewed and approved by regulatory authorities for environmental bonding purposes. The accrual of $7,500 represents the Company's estimated costs of reclaiming, in accordance with regulatory requirements; the acreage disturbed by our zeolite operations and remains unchanged at December 31, 2006.

GENERAL.

Reclamation activities at the Thompson Falls Antimony Plant have proceeded under supervision of the U.S. Forest Service and applicable State Departments of Environmental Quality. We have complied with regulators' requirements and do not expect the imposition of substantial additional requirements.

We have posted cash performance bonds with a bank and the U.S. Forest Service in connection with our reclamation activities. In 2004, 2002 and 2001, the U.S. Forest Service released a substantial portion of the environmental bonding funds that had been deposited for remediation of the Yellow Jacket Mine.

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2006. We have made significant reclamation and remediation progress on all our properties over the past three years and have complied with regulatory requirements in our environmental remediation efforts.

EMPLOYEES

As of December 31, 2006, we employed 52 full-time employees. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement.

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

ITEM 2. DESCRIPTION OF PROPERTIES

ANTIMONY DIVISION

Our principal plant and mine are located in the Burns Mining District, Sanders County, Montana, approximately 15 miles west of Thompson Falls, Montana. We hold 2 patented mill sites and 2 patented lode mining claims covering approximately 50 acres acres. The lode claims are contiguous.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006

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


                 2006                            HIGH               LOW
                 ----                            ----               ---
            First Quarter                       $0.68              $0.45
            Second Quarter                       0.75               0.40
            Third Quarter                        0.60               0.35
            Fourth Quarter                       0.59               0.39

                 2005                            HIGH               LOW
                 ----                            ----               ---
            First Quarter                       $0.82              $0.42
            Second Quarter                       0.68               0.36
            Third Quarter                        0.70               0.45
            Fourth Quarter                       0.70               0.47


The approximate number of record holders of our common stock at March 28, 2007 is 2,553.

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

RESULTS OF OPERATIONS

The Company reported a net loss of $284,658 in 2006 compared to a net loss of $575,766 in 2005

In the Antimony Division sales rose from $2,467,546 in 2005 to $3,292,109, in 2006, an increase of 33%. The income from antimony operations rose from $378,896 in 2005 to $680,816 in 2006 an increase of 80%. The increase in revenues and income were due to sharp price increases in antimony and the processing of a legacy stock pile owned by the Company During the year ended December 31, 2005, sales of antimony products consisted of 1,562,946 pounds at an average sale price of $1.58 per pound. Sales of antimony products during the year ended December 31, 2006 consisted of 1,421,083 pounds at an average sale price of $2.28 per pound. Combined costs of antimony sales were $2,088,650 or $1.34 per pound sold for the year ended December 31, 2005, as compared to $2,611,293 or $1.84 per pound sold for the year ended December 31, 2006. Depreciation expense in the Antimony division was $43,673 during 2005 compared to $24,205 during 2006. Sales expenses were $48,104 for 2005 compared to $60,142 for 2006.

Total sales of zeolite products were $1,096,484 for 2005, compared with $1,103,259 for 2006, an increase of 0.6 percent. Combined costs of zeolite sales were $1,367,849 for 2005, compared with $1,560,863 for 2006. The tons shipped in 2005 were 11,654 tons at an average price of $89.76 per ton compared to 9,696 tons at an average price of $112.91 in 2006, a decrease of 17% in the tonnage. Depreciation expense was $84,256 for BRZ during 2005, compared to $109,259 during 2006. Sales expenses for 2005 were $48,937 compared to $68,816 for 2006. The loss from operations in 2005 was $271,365 and it increased to $457,604 in 2006. This increase in the loss from operations was due to increased fuel costs for diesel electric generators, equipment, and drying and the increase in the sales staff.

The Company sold certain sales rights for the sale of zeolite for $500,000 cash that was received in the fourth quarter of 2006.. We will begin shipping zeolite product under this agreement in 2007. At December 31, 2006, the $500,000 has been recorded as deferred revenue and will be recognized over the term of the agreement. The funds have been used to begin the installation of the Raymond fine-grinding mill. Other improvements at the BRZ plant this year include the installation of a small packaging plant: the installation of a semi-automatic packaging line for large bags; and the installation of line electricity.

During 2005, the Company incurred corporate general and administrative expenses totaling $313,450, compared with $349,511 during 2006. The Company incurred $230,878 in exploration during 2005 compared to $211,098 in 2006. The exploration was on property located in Mexico.

The Company continued its sale of the surface rights of idle mining claims. In 2005, the Company sold $70,000 worth of claims compared to $234,244 in 2006. The money was applied primarily to the retirement of bank debt, and the sales have continued into 2007.

Reclamation at the Yellow Jacket Mine and the Yankee Fork Mill site is complete. Revision in management estimates for remaining reclamation obligations resulted in a decrease in overall reclamation accrual of $35,000.

Net interest expense was $122,021 for 2005, compared with $127,294 for 2006

Accounts receivable factoring expense was $86,947 for 2005, compared with $89,211 for 2006..

FINANCIAL CONDITION AND LIQUIDITY

At December 31, 2006, Company assets totaled $2,749,960, and the stockholders' equity was $480,798. At December 31, 2006, the Company's total current assets exceeded its total current liabilities by $990,074. Due to the Company's operating losses and other liquidity concerns, the Company's independent accountants included a paragraph in its report on our 2006 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic, there can be no assurance that the Company will be able to sustain profitable operations and meet its financial obligations.

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

Cash generated by operating activities during 2006 was $137,455.

Cash used by investing activities during 2006 was $1,040,870, which was primarily related to the construction and purchases of capital assets used at the Bear River Zeolite facility and for Mexican investments..

The Company was able to fund its operating loss and its acquisition of plant and equipment during 2006 from net cash provided by financing activities of $833,939, including $992,599 generated from sales of unregistered common stock and warrants.

The Company sold certain sales rights for the sale of zeolite for $500,000 cash that was received in the fourth quarter of 2006. We will begin shipping zeolite product under this agreement in 2007. At December 31, 2006, the $500,000 has been recorded as deferred revenue, which is a liability on the balance sheet, and will be recognized over the term of the agreement. The funds have been used to begin the installation of the Raymond fine-grinding mill. Other improvements at the BRZ plant this year include the installation of a small packaging plant: the installation of a semi-automatic packaging line for large bags; and the installation of line electricity.


The Company hopes that it will have additional financial resources from increasing gross profits from its antimony business and sales of zeolite from BRZ.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the registrant are included herein on pages F1-F24.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8-A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006.

Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of December 31, 2006. These material weaknesses are as follows:

o The Company lacks proper segregation of duties. As with any company the size of this Company, this lack of segregation of duties is due to limited resources. The president authorizes the majority of the expenditures and signs checks.

o The Company lacks accounting personnel with sufficient skills and experience to ensure proper accounting for complex, non-routine transactions.

o During its year end audit, our independent registered accountants discovered material misstatements in our financial statements that required audit adjustments.

MANAGEMENT'S REMEDIATION INITIATIVES
We are aware of these material weaknesses and have procedures in place to ensure that independent review of material transactions is performed. In addition, we plan to consult with independent experts when complex transactions are entered into.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
Except as noted above, there have been no changes during the quarter ended December 31, 2006 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of directors and executive officers at December 31, 2006, is as follows:

Name                Age     Affiliation                       Expiration of Term
----                ---     -----------                       ------------------

John C. Lawrence    68      Chairman, President, Secretary,   Annual meeting
                            and Treasurer; Director

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

Robert A. Rice resigned from the Board of Directors in May 2006 due to health problems. Subsequently, in January 2007 Pat

Dugan the son of Al Dugan and Russell C. Lawrence the son of John Lawrence were appointed to the Board of Directors.

Board Meetings and Committees. Our Board of Directors held six (6) regular meetings during the 2006 calendar year. Each incumbent director attended at least 75% of the meetings held during the 2006 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member. Our Board of Directors does not have a Compensation Committee, or a Nominating Committee.

Our Board of Directors has established an Audit Committee consisting of one member (Gary Babbitt) of the Board of Directors not involved in our day-to-day financial management. Mr. Babbitt is not considered a financial expert; the Company does not have the necessary capital resources to attract and retain an independent financial expert to serve on its Audit Committee.

Board Member Compensation. We paid directors' fees in the form of 26,000 shares of our common Stock per director during 2006.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and the holders of 10% or more of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of our common stock are required by the regulation to furnish us with copies of all Section 16(a) forms they have filed. Based solely on our review of copies of Forms 3, 4, and 5 furnished to us, Mr. Lawrence, Mr. Babbitt, Mr. Rice and Mr. Jackson did not file timely Form 4 or Form 5 reports during 2006. Al W. Dugan, a shareholder who became a 10% beneficial owner during 2000, has timely filed Form 4 reports during 2006.

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

                                         ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
-------------------------------------------------------------------------------------------------------------------

                                                                             AWARDS                PAYOUTS
-------------------------------------------------------------------------------------------------------------------
                                                                      Restricted Securities
Name and Principal                                    Other Annual    Options/   Underlying All        All Other
Position                   Year   Salary      Bonus   Compensation    Awards     LTIP SARs  Other      Compensation
                                                      (1)             (2)                   Payouts
-------------------------- ------ ----------- ------- --------------- ---------- ---------- ---------- ------------
John C. Lawrence,          2006   $96,000     N/A         $5,538       $10,140     None       None        None
President
-------------------------- ------ ----------- ------- --------------- ---------- ---------- ---------- ------------
John C. Lawrence,          2005   $96,000     N/A         $5,538       $7,150      None       None        None
President
-------------------------- ------ ----------- ------- --------------- ---------- ---------- ---------- ------------
John C. Lawrence,          2004   $96,000     N/A         $5,538       $19,500     None       None        None
President

(1)  Represents earned but unused vacation.
(2) These figures represent the fair values, as of the date of issuance, of the annual director's fee payable to Mr. Lawrence in the form of shares of USAC's common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2006, by (i) each person who is known by us to beneficially own more than 5% of our Series A, C, and D preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 1250 Prospect Creek Road, Thompson Falls, Montana 59873.

                          NAME AND ADDRESS OF                  AMOUNT AND NATURE OF     PERCENT OF
TITLE OF CLASS            BENEFICIAL OWNER(1)                  BENEFICIAL OWNERSHIP      CLASS(1)
--------------            -------------------                  --------------------      --------
Common stock              Reed Family Limited Partnership           5,758,333              12
                          328 Adams Street
                          Milton, MA 02186
---------------------------------------------------------------------------------------------------
Common stock              The Dugan Family                          7,744,094(3)           16
                          c/o A. W. Dugan
                          1415 Louisiana Street, Suite 3100
                          Houston, TX 77002
---------------------------------------------------------------------------------------------------

Series C Preferred        Richard A. Woods                             48,305(6)           27
                          59 Penn Circle West
                          Penn Plaza Apts.
                          Pittsburgh, PA 15206
---------------------------------------------------------------------------------------------------
Series C Preferred        Dr. Warren A. Evans                          48,305(6)           27
                          69 Ponfret Landing Road
                          Brooklyn, CT 06234
---------------------------------------------------------------------------------------------------
Series C Preferred        Edward Robinson                              32,203(6)           18
                          1007 Spruce Street 1st Floor
                          Philadelphia, PA 19107
---------------------------------------------------------------------------------------------------
Common stock              John C. Lawrence                          3,973,653(2)            8
Common stock              Robert A. Rice                              404,021              Nil
Common stock              Leo Jackson                                 162,000              Nil
Common stock              Gary Babbitt                                 86,667              Nil
---------------------------------------------------------------------------------------------------
Series D Preferred        John C. Lawrence                          3,451,857(5)(6)        91
Series D Preferred        Leo Jackson                                 102,000               5
---------------------------------------------------------------------------------------------------
Series D Preferred        All directors and executive
Stock                     officers as a group
                          (4 persons)                               8,180,198              12
---------------------------------------------------------------------------------------------------

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 28, 2006 are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 39,761,257 shares of common stock, 177,904 shares of Series C Preferred Stock, and 1,861,185 shares of Series D Preferred Stock outstanding on March 28, 2006.

(2) Includes 2,223,653 shares of common stock and 1,250,000 stock purchase warrants, plus 500,000 shares issuable through the conversion of a convertible note payable. Excludes 158,324 shares owned by Mr. Lawrence's sister, as to which Mr. Lawrence disclaims beneficial ownership.

(3) Includes 4,020,017 shares owned by Al W. Dugan; 1,724,077 shares, in the aggregate, owned by companies owned and controlled by Al W. Dugan; and 2,000,000 stock purchase warrants. Excludes 183,333 shares owned by Lydia Dugan as to which Mr. Dugan disclaims beneficial ownership.

(5) Includes 1,590,672 shares of Series D preferred stock and warrants to purchase 1,861,185 shares of Series D Preferred Stock.

(6) The outstanding Series A, Series C and Series D preferred shares carry voting rights.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Described below are transactions during the last two years to which we are a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners has a direct or indirect material interest. See also transactions described in notes 4, 7, 10, 11, 12, 13 and 16 to our Financial Statements as of December 31, 2006.

o Leo Jackson, a director, is a principal owner and president of Production Minerals, Inc., a company which indirectly owned 25% of the stock of USAMSA. During 2006, we purchased Production Mineral's interest in USAMSA for 100,000 shares of unregistered common stock valued at $61,000.

o We reimburse John C. Lawrence, a director and Chief Executive Officer, for operational and maintenance expenses incurred in connection with our use of equipment owned by Mr. Lawrence, including welding trucks, backhoes, and an aircraft. Reimbursements for 2006 and 2005 totaled $75,041 and $47,741, respectively. In addition, we accrued interest expense of $21,234 and $14,264 on net advances due Mr. Lawrence, for the years ended December 31, 2006 and 2005, respectively.

o During 2005, the Company issued 26,000 of its Series D preferred stock to each member of its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $28,600 in director compensation based on an aggregate of 104,000 Series D shares issued.

o During 2006, the Company issued 22,750 shares of its common stock to each member of its Board of Directors as compensation for their services as directors and 225,000 shares to two directors for services performed in development of Mexico operations.

o In 2006, the Company issued 45,000 shares of its common stock and warrants in exchange for equipment purchased from one director.

o During 2005, the Board of Directors resolved that 105,000 shares of the Company's Series D preferred stock held by Gary Babbitt, the Company's former attorney and director, be cancelled and then reissued in an equal number of shares of the Company's common stock.

o During 2006, the Board of Directors resolved that 256,000 shares of the Company's Series D preferred stock be cancelled and reissued in an equal number of shares of the company's common stock. The shares were held by the Company's directors or former directors as follows: John Lawrence 26,000 shares; Robert Rice 128,000 shares, Lee Jackson 26,000 shares and Gary Babbitt 76,000 shares.

o During 2005, the Company issued 1,000,000 warrants to purchase shares of Series D preferred stock to John C. Lawrence for incentive to improve the Company's financial position. These warrants are exercisable at $0.25 and expire in October 2007.

o On December 22, 2003, the Company and its wholly-owned subsidiary BRZ, entered into a Pledge, Assignment, and Security Agreement ("the Agreement") with Delaware Royalty Company, Inc. ("Delaware"), a company controlled by Al Dugan, a major shareholder of the Company. The Agreement was in connection with the purchase of a $250,000 Secured Convertible Note Payable ("the Secured Note"), by Delaware from the Company. The Secured Note and accrued interest of $31,250 were converted to 1,406,250 shares of common stock in September of 2006.

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

   10.54    Note Purchase Agreement dated December 22, 2003*

   14.0     Code of Ethics*

   31.1     Rule 13a-14(a)/15d-14(a) Certifications Certification of John C.
            Lawrence*

   32.1     Section 1350 Certifications Certification of John C. Lawrence*

   44.1 CERCLA Letter from U.S. Forest Service filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference and filed as an exhibit to USAC's Form 10-KSB for the year ended December 31, 1995 (File No. 1-8675) is incorporated herein by this reference.
-------------------------
*    Filed herewith.

Reports on Form 8-K

Item 5. Other Events - October 10, 2003.

EXHIBIT 21.01

SUBSIDIARIES OF REGISTRANT, AS OF DECEMBER 31, 2005

Bear River Zeolite Company
C/o Box 643
Thompson Falls, MT 59873

Antimonio de Mexico SA de Cv
C/o Box 643
Thompson Falls, MT 59873

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's Board of Directors and audit committee reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2006 were pre-approved by the Board of Directors and its audit committee.

AUDIT FEES

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2005 and 2006 were $48,698 and $54,769, respectively, net of expenses.

AUDIT-RELATED FEES

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2005 and 2006 were $2,600 and $3,200 respectively.

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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)


     By: /s/ John C. Lawrence            Date: April 02, 2006
         -------------------------------
         John C. Lawrence, President, Director and Principal Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     By: /s/ John C. Lawrence            Date: April 02, 2006
         -------------------------------
         John C. Lawrence, Director and President
         (Principal Executive, Financial and Accounting Officer)


     By: /s/ Leo Jackson                 Date: April 02, 2006
         -------------------------------
         Leo Jackson, Director


     By: /s/Robert A. Rice               Date: April 02, 2006
         -------------------------------
         Robert A. Rice, Director


     By: /s/ Gary D. Babbitt             Date: April 02, 2006
         -------------------------------
         Gary D. Babbitt, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
United States Antimony Corporation

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital, and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DeCoria, Maichel & Teague, P.S.
-------------------------------------
DeCoria, Maichel & Teague, P.S.
Spokane, Washington
March 14, 2007

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

                                     ASSETS
                                                                          2006              2005
                                                                      ------------      ------------
Current assets:
  Cash                                                                $    218,365      $    287,841
  Accounts receivable, less allowance
    for doubtful accounts of $30,000                                        93,596           109,314
  Inventories                                                              285,812           189,743
  Deferred financing costs, net of amortization                              3,750              --
                                                                      ------------      ------------
     Total current assets                                                  601,523           586,898

Properties, plants and equipment, net                                    2,065,341           930,555
Restricted cash for reclamation bonds                                       83,096            86,917
Deferred financing costs, net of amortization                                 --              15,000
                                                                      ------------      ------------
     Total assets                                                     $  2,749,960      $  1,619,370
                                                                      ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Checks issued and payable                                           $     52,289      $     61,366
  Accounts payable                                                         655,252           561,381
  Accrued payroll and payroll taxes                                         68,269           104,040
  Other accrued liabilities                                                 80,301            78,674
  Deferred revenue                                                         213,004            70,000
  Accrued interest payable                                                  59,191            53,582
  Payable to related parties                                               224,449           276,356
  Secured convertible and convertible notes payable, current               100,000              --
  Long-term debt, current                                                  138,842           130,801
  Accrued reclamation costs, current                                          --              75,000
                                                                      ------------      ------------
     Total current liabilities                                           1,591,597         1,411,200

  Secured convertible and convertible notes payable, non current              --             350,000
  Deferred revenue, noncurrent                                             400,000              --
  Long-term debt, noncurrent                                               170,065           508,503
  Accrued reclamation costs, noncurrent                                    107,500            67,500
                                                                      ------------      ------------
     Total liabilities                                                   2,269,162         2,337,203
                                                                      ------------      ------------

Commitments and contingencies (Note 1 and 17)

Stockholders' equity (deficit):
  Preferred stock $0.01 par value, 10,000,000 shares authorized:
   Series A:  -0- shares issued and outstanding                               --                --
   Series B: 750,000 shares issued and outstanding
    (liquidation preference $847,500 at December 31, 2006)                   7,500             7,500
  Series C: 177,904 shares issued and outstanding
    (liquidation preference $97,847 at December 31, 2006)                    1,779             1,779
  Series D: 1,757,672 and 2,013,672 shares issued and outstanding
    (liquidation preference $4,525,357 at December 31, 2006)                17,576            20,136
 Common stock, $0.01 par vaue, 50,000,000 shares authorized;
    39,761,309 and 34,445,666 shares issued and outstanding                397,613           344,457
 Additional paid-in capital                                             20,399,328        18,966,635
 Accumulated deficit                                                   (20,342,998)      (20,058,340)
                                                                      ------------      ------------
     Total stockholders' equity (deficit)                                  480,798          (717,833)
                                                                      ------------      ------------
     Total liabilities and stockholders' equity (deficit)             $  2,749,960      $  1,619,370
                                                                      ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                          2006              2005
                                                                      ------------      ------------
ANTIMONY DIVISION
Revenues                                                              $  3,292,109      $  2,467,546
                                                                      ------------      ------------
Cost of sales:
  Production costs                                                       2,311,191         1,784,263
  Depreciation                                                              24,205            43,673
  Freight and delivery                                                     176,413           166,782
  General and administrative                                                39,342            45,828
  Direct sales expense                                                      60,142            48,104
                                                                      ------------      ------------
                                                                         2,611,293         2,088,650
                                                                      ------------      ------------
            Income from operations - antimony                              680,816           378,896
                                                                      ------------      ------------

ZEOLITE DIVISION
Revenues                                                                 1,103,259         1,096,484
                                                                      ------------      ------------
Cost of sales:
  Production costs                                                       1,082,740           863,058
  Depreciation                                                             109,259            84,256
  Freight and delivery                                                      47,823            79,929
  General and administrative                                               112,239           156,600
  Royalties                                                                140,598           135,069
  Direct sales expense                                                      68,204            48,937
                                                                      ------------      ------------
                                                                         1,560,863         1,367,849
                                                                      ------------      ------------
            Loss from operations - zeolite                                (457,604)         (271,365)
                                                                      ------------      ------------

Total revenues - combined                                                4,395,368         3,564,030
Total cost of sales - combined                                           4,172,156         3,456,499
                                                                      ------------      ------------
            Income from operations - combined                              223,212           107,531
                                                                      ------------      ------------

Other (income) expense:
  Corporate general and administrative                                     349,511           313,450
  Exploration expense                                                      211,098           230,879
  Interest expense, net                                                    127,294           122,021
  Factoring expense                                                         89,211            86,947
  Gain on sale of properties, plants and equipment                        (234,244)          (70,000)
  Change in estimated reclamation costs                                    (35,000)             --
                                                                      ------------      ------------
     Other (income) expense                                                507,870           683,297
                                                                      ------------      ------------

Net loss                                                              $   (284,658)     $   (575,766)
                                                                      ============      ============

Net loss per share of common stock - basic and diluted                $     (0.008)     $     (0.018)
                                                                      ============      ============

Basic diluted and weighted average shares outstanding                   36,917,464        32,520,051
                                                                      ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                        Total Preferred Stock           Common Stock       Additional
                                        ----------------------    ----------------------      Paid       Accumulated
                                         Shares       Amount        Shares      Amount     In Capital      Deficit         Total
                                        ---------    ---------    ----------   ---------   -----------   ------------   -----------
Balances, December 31, 2004             2,832,076    $  28,320    31,528,816   $ 315,289   $18,117,824   $(19,482,574)  $(1,021,141)

Issuance of common stock and
  warrants for cash                                                2,615,879      26,158       743,875                      770,033

Issuance of Series D preferred
  stock for cash                          115,000        1,150                                  21,850                       23,000

Series A preferred stock converted
  into common stock                        (4,500)         (45)        4,500          45                                       --

Series D preferred stock converted
  into common stock                      (105,000)      (1,050)      105,000       1,050                                       --

Issuance of common stock in
  satisfaction of debt                                               191,471       1,915        55,526                       57,441

Issuance of Series D pref. stock
  to Directors for services               104,000        1,040                                  27,560                       28,600

Net loss                                                                                                     (575,766)     (575,766)
                                        ---------    ---------    ----------   ---------   -----------   ------------   -----------

Balances, December 31, 2005             2,941,576       29,415    34,445,666     344,457    18,966,635    (20,058,340)     (717,833)

Issuance of common stock and
  warrants for cash                                                3,192,393      31,924       960,675                      992,599

Issuance of common stock to
  Directors for services                                              91,000         910        34,580                       35,490

Issuance of common stock to
  Director in exchange for equipment                                  45,000         450        27,000                       27,450

Series D preferred stock converted
  into common stock                      (256,000)      (2,560)      256,000       2,560                                       --

Issuance of common stock in
  satisfaction of debt                                             1,406,250      14,062       267,188                      281,250

Issuance of common stock in exchange
  for remaining interest in USAMSA                                   100,000       1,000        60,000                       61,000

Issuance of common stock to
  Directors for services performed
  in development of Mexico operations                                225,000       2,250        83,250                       85,500

Net loss                                                                                                     (284,658)     (284,658)
                                        ---------    ---------    ----------   ---------   -----------   ------------   -----------

Balances, December 31, 2006             2,685,576    $  26,855    39,761,309   $ 397,613   $20,399,328   $(20,342,998)  $   480,798
                                        =========    =========    ==========   =========   ===========   ============   ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                          2006              2005
                                                                      ------------      ------------
Cash Flows From Operating Activities:
  Net loss                                                            $   (284,658)     $   (575,766)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
   Depreciation expense                                                    133,464           127,929
   Deferred financing costs as interest expense                             11,250             7,500
   Stock issued to directors and officers as compensation                   35,490            28,600
   Gain on sale of properties, plants and equipment                       (234,244)          (70,000)
   Change in estimated reclamation costs                                   (35,000)             --
   Loss from unconsolidated investment                                        --               3,527
   Change in:
    Accounts receivable                                                     15,718           (52,540)
    Inventories                                                            (96,069)           48,063
    Restricted cash for reclamation bonds                                    3,821             4,595
    Accounts payable                                                        93,871           120,296
    Accrued payroll and payroll taxes                                      (35,771)            1,612
    Other accrued liabilities                                                1,627             2,289
    Deferred revenue                                                       543,004            40,000
    Accrued interest payable                                                36,859            22,692
    Payable to related parties                                             (51,907)          (11,331)
                                                                      ------------      ------------
     Net cash provided by (used by) operating activities                   137,455          (302,534)
                                                                      ------------      ------------

Cash Flows From Investing Activities:
  Purchase of properties, plants and equipment                          (1,039,300)         (375,481)
  Proceeds from sale of properties, plants and equipment                    53,430            70,000
                                                                      ------------      ------------
     Net cash used by investing activities                                (985,870)         (305,481)
                                                                      ------------      ------------

Cash Flows From Financing Activities:
  Proceeds from sale of common stock and warrants,
   net of commissions                                                      992,599           770,033
  Proceeds from sale of series D preferred stock                              --              23,000
  Proceeds from long-term debt                                                --             108,068
  Principal payments of long-term debt                                    (204,583)          (78,253)
  Change in checks issued and payable                                       (9,077)           (4,507)
                                                                      ------------      ------------
     Net cash provided by financing activities                             778,939           818,341
                                                                      ------------      ------------
     NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                     (69,476)          210,326

Cash and cash equivalents at beginning of year                             287,841            77,515
                                                                      ------------      ------------
Cash and cash equivalents at end of year                              $    218,365      $    287,841
                                                                      ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED:
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                                          2006              2005
                                                                      ------------      ------------
Cash paid during year for interest                                    $     96,839      $    131,348
                                                                      ============      ============

Non-cash financing activities:

Proceeds from sales of property applied to loans                      $    180,815      $       --
                                                                      ============      ============

Common stock issued to Director in exchange for equipment             $     27,450      $       --
                                                                      ============      ============

Common stock issued to Directors in exchange for services performed
           in development of Mexico operations                        $     85,500      $       --
                                                                      ============      ============

Common stock issued in satisfaction of debt and accrued interest      $    281,250      $     57,441
                                                                      ============      ============

Series A preferred stock converted into common stock                  $       --        $         45
                                                                      ============      ============

Series D preferred stock converted into common stock                  $      2,560      $      1,050
                                                                      ============      ============

Note payable issued for investment in USAMSA                          $     55,000      $       --
                                                                      ============      ============

Common stock issued for investment in USAMSA                          $     61,000      $       --
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

During 2006, the Company acquired the remaining 50% of USAMSA bringing its total ownership to 100% (see note 7).

The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2006, the Company had negative working capital of $990,074, an accumulated deficit of approximately $20.3 million, and total stockholders' equity of approximately $481,000. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

To improve the Company's financial condition, the following actions have been initiated or taken by management:

     o During 2006 and 2005, the Company made progress in developing its zeolite production capabilities, and broadened its zeolite product line. The Company has been developing a sales and marketing force and attracting new zeolite customers.

     o During 2006 and 2005, the Company sold an aggregate of 3,192,393 and 2,615,879 shares of its unregistered common stock and warrants for $992,599 and $770,033, respectively. The Company will most likely continue to offer its stock for sale to finance its activities, but there can be no assurances, however, that the Company will be successful in selling its stock.

2. CONCENTRATIONS OF RISK

The Company purchases most of the raw antimony used in the production of its finished antimony products from foreign sources. During the years ended December 31, 2006 and 2005, approximately 68% and 59%, respectively, of the Company's antimony revenues were generated by sales to one customer. During 2006 and 2005, 39% and 46%, respectively, of the Company's revenues generated from zeolite product sales were to two customers. The loss of the Company's "key" customers could adversely affect its business.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. CONCENTRATIONS OF RISK, CONTINUED:

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The Company's consolidated financial statements include the accounts of BRZ and ADM, both wholly-owned subsidiaries. The Company accounted for its investment interest in its 50% owned foreign entity, USAMSA, by the equity method until March 21, 2006 when it acquired the remaining 50% of USAMSA (see note 7). As of March 21, 2006, USAMSA is consolidated. Intercompany balances and transactions are eliminated in consolidation.

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

Reclassifications
-----------------

Certain reclassifications have been made to the 2005 financial statements in order to conform to the 2006 presentation. These reclassifications have no effect on net loss, total assets or stockholders' deficit as previously reported.

Cash and Cash Equivalents
-------------------------

The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash
---------------

Restricted cash at December 31, 2006 and 2005, consists of cash held for reclamation performance bonds, and is held as certificates of deposit with reputable financial institutions.

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

Inventories
-----------

Inventories at December 31, 2006 and 2005 consisted primarily of finished antimony products, antimony metal and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories.

Properties, Plants and Equipment
--------------------------------

Production facilities and equipment are stated at the lower of cost or estimated net realizable value and are depreciated using the straight-line method over estimated useful lives of five to fifteen years. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to seven years. Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

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

Exploration and Development
---------------------------

The Company records exploration costs as operating expenses in the period they occur, and capitalizes development costs on discrete mineralized bodies that have proven reserves and are in development or production.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Deferred Financing Costs
------------------------

Deferred financing costs relating to secured convertible notes payable are amortized over the terms of the notes payable and expensed if the debt is retired early.

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

Reclamation and Remediation
---------------------------

All of the Company's mining operations are subject to reclamation and closure requirements. Minimum standards for mine reclamation have been established by various governmental agencies. Costs are estimated based primarily upon environmental and regulatory requirements and are accrued. The liability for reclamation is classified as current or noncurrent based on the expected timing of expenditures.

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

Revenue from exclusive sales agreement with multiple elements is recognized prorata over the duration of the contract.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Common Stock Issued Other than for Cash
---------------------------------------

All transactions in which goods or services are received for the issuance of shares of the Company's common stock are accounted for based on the fair value of the consideration received or the fair value of the common stock issued, whichever is more reliably measurable.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" to be implemented by small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. This Statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" under which guidance the intrinsic value method was prescribed for awards to employees for services. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. There was no impact on the financial statements as of and for the year ended December 31, 2006 as a result of the adoption of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

New Accounting Pronouncements
-----------------------------

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our financial statements and at this time we do not anticipate a material effect.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and:

     o Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

     o Clarifies which interest-only strips are not subject to the requirements of SFAS No. 133;

     o Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

     o Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

     o Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. Currently, the adoption of SFAS No. 155 is not expected to have a material effect on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN No. 48") "Accounting for Uncertainty in Income Taxes," which will become effective for us beginning January 2007. FIN No. 48 clarifies the accounting for uncertainly in income taxes recognized in accordance with SFAS No. 109 "Accounting for Income Taxes," prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations, financial condition and disclosures.

February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of this statement on the financial statements and at this time does not anticipate a material effect.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The factoring agreement requires that the Company pay a financing fee equal to 2% of the face amount of receivables sold. Financing fees paid by the Company during the years ended December 31, 2006 and 2005 totaled $89,211 and $86,947, respectively. For the years ended December 31, 2006 and 2005, net accounts receivable of approximately $4.37 million and $3.4 million were sold under the agreement. Proceeds from the sales were used to fund inventory purchases and operating expenses. The agreement is for a term of one year with automatic renewal for additional one-year terms.

5. INVENTORIES

The major components of the Company's inventories at December 31, 2006 and 2005, were as follows:

                                           2006           2005
                                        ---------      ---------
               Antimony Metal           $ 149,415      $  18,150
               Antimony Oxide             115,414         55,662
               Sodium Antimonate            1,326         15,666
               Zeolite                     19,657        100,265
                                        ---------      ---------
                                        $ 285,812      $ 189,743
                                        =========      =========

At December 31, 2006 and 2005, antimony metal consisted principally of recast metal from antimony-based compounds and metal purchased from foreign suppliers, respectively. Antimony oxide inventory consisted of finished product oxide held at the Company's plant. Sodium antimonite inventory consisted of dry finished product and wet raw materials, the majority of which were stored at the Company's antimony plant near Thompson Falls, Montana. The Company's zeolite inventory consists of salable zeolite material held at BRZ's Idaho mining and production facility.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTIES, PLANTS AND EQUIPMENT

The major components of the Company's properties, plants and equipment at December 31, 2006 and 2005 are shown below. Approximately $1.2 million of capitalized costs at December 31, 2006 have not yet been placed in service and, therefore, have not been subject to depreciation.


                                                       2006          2005
                                                   -----------   -----------
     Antimony:
            Equipment                              $ 1,312,032   $ 1,060,492
            Buildings                                  508,308       254,070
            Land                                       247,944             -
                                                   -----------   -----------
                                                     2,068,284     1,314,562
            Accumulated Depreciation                (1,182,830)   (1,195,585)
                                                   -----------   -----------
                     Subtotal Antimony, net            885,454       118,977
                                                   -----------   -----------
     Zeolite:
            Equipment                                1,332,684     1,035,953
            Building                                 1,194,044       976,246
                                                   -----------   -----------
                                                     2,526,728     2,012,199
            Accumulated Depreciation                (1,346,841)   (1,200,621)
                                                   -----------   -----------
                     Subtotal Zeolite, net           1,179,887       811,578
                                                   -----------   -----------
     Properties, plants and equipment, net         $ 2,065,341   $   930,555
                                                   ===========   ===========


7. INVESTMENT IN USAMSA

At December 31, 2005 and through March 21, 2006, the Company had a 50% investment in United States Antimony, Mexico S.A. de C.V. ("USAMSA"). The Company accounted for its 50% investment in USAMSA by the equity method. USAMSA was idle during 2005 and 2004 due to unstable antimony metal prices and the absence of sufficient operating capital. During 2005, the Company wrote off the carrying value of USAMSA of $3,527 due to lack of activity.

In its effort to pursue operations in Mexico, the Company acquired the remaining 50% of USAMSA, on March 21, 2006 bringing its total ownership to 100%. The purchase price for the 50% investment was $165,500 which consisted of the following:

     Cash                                                 $ 49,500
     Common stock: 100,000 shares                           61,000
     Note payable                                           55,000
                                                          --------
         Total                                            $165,500
                                                          ========

The 100,000 shares of common stock were issued to Production Minerals, Inc. which owned 25% of USAMSA. Production Minerals, Inc. is 31.4% owned by Leo Jackson, a director and stockholder of the Company.

As stated above, the Company had written its investment in USAMSA to zero at December 31, 2005. Therefore, these assets acquired had no book value at the purchase date. USAMSA had no liabilities at the date of acquisition. The purchase price was allocated to USAMSA's assets as follows:

     Land and permits                                     $ 47,000
     Plant                                                  63,500
     Equipment                                              55,000
                                                          --------
         Total                                            $165,500
                                                          ========

     At December 31, 2006, USAMSA's financial statements are included in the Company's consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INVESTMENT IN ADM

During 2005, the Company created a new subsidiary, Antimonio de Mexico SA de Cv ("ADM"). ADM was incorporated under the laws of Mexico and the State of Jalisco. On December 16, 2005, ADM signed a contract and option agreement that gives ADM the exclusive right to explore and exploit the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually. Total payments will not exceed $1,430,344, reduced by IVA taxes paid. All installment payments must be paid when and if ADM exercises the option to purchase. During the year ended December 31, 2005, $143,115 was paid under this agreement and was recorded as exploration expense. During the year ended December 31, 2006, the Company decided to pursue developing the concessions. The payments paid under this agreement in 2006 totaled $106,593 and were capitalized as deferred development costs in accordance with the Company's accounting policies.

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

9. DEFERRED REVENUE

On October 25, 2006, the Company entered into an agreement to exclusively sell pozzlan zeolite (PZ) to one individual over the next five years. The agreement commences upon receipt of $500,000 from the buyer, which occurred in 2006, and upon completion of permitting and construction of the new mill and when the milling equipment is operational (not completed as of December 31, 2006). The agreement calls for the individual to purchase a minimum of 3,000 tons of PZ per month. If the minimum sales are not purchased for a 90-day period of time, the exclusivity of sales to this individual is forfeited. The agreement calls for a sales price between $30 and $40 per ton until June 1, 2007, at which time the Company can adjust its price as necessary based on its production costs.

The $500,000 received under this agreement is recorded as deferred revenue at December 31, 2006. The company will recognize revenue from this contract on a pro-rata basis over the 5 year duration of the contract.

10. DUE TO RELATED PARTIES

Amounts due to related parties at December 31, 2006 and 2005 were as follows (see Note 15):

                                                         2006          2005
                                                      ---------     ---------
     Entity owned by John C. Lawrence, president
       and director                                   $  28,998     $  45,913
     John C. Lawrence, president and director(1)        195,451       230,443
                                                      ---------     ---------
                                                      $ 224,449     $ 276,356
                                                      =========     =========

(1) Includes accrued interest at 10% per annum of $58,872 and $45,064 at December 31, 2006 and 2005, respectively.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. DUE TO RELATED PARTIES, CONTINUED:

Transactions affecting the payable to Mr. Lawrence during 2006 and 2005 were as follows:

                                                         2006          2005
                                                      ---------     ---------
     Balance, beginning of year                       $ 230,443     $ 231,427
     Equipment rental charges                            75,041        47,741
     Advances, net                                     (110,033)      (48,725)
                                                      ---------     ---------
     Balance, end of year                             $ 195,451     $ 230,443
                                                      =========     =========

11. LONG-TERM DEBT

Long-term debt at December 31, 2006 and 2005 is as follows:

                                                                             2006        2005
                                                                          ---------   ---------
Term note payable to First State Bank of Thompson Falls, bearing interest at 9.0% through February 2008, then Wall Street prime rate plus 3.75% through maturity; payable in monthly installments
of $6,220; maturing January 2020                                          $ 207,800   $ 493,969

Note payable to First State Bank of Thompson Falls, bearing interest at 10.5%; payable in monthly installments of $1,073; maturing
June 2008                                                                    17,814      27,145

Note payable to First State Bank of Thompson Falls, bearing interest
at 10.5%; principal plus interest due in April 2006                               -      75,100

Equipment note payable, bearing interest at 7.25% through April 2004, then bank prime through maturity; payable in monthly installments
of $393; maturing April 2009                                                  8,293      13,090

Note payable, bearing interest at 10%; payable in four annual
installments of $10,000 each beginning December 2005; not                    20,000      30,000
collateralized

Note payable to an individual due in 2007.  The balance will be paid
by a transfer of the Company's equipment.                                    55,000        --
                                                                          ---------   ---------
                                                                            308,907     639,304
Less current portion                                                       (138,842)   (130,801)
                                                                          ---------   ---------
Noncurrent portion                                                        $ 170,065   $ 508,503
                                                                          =========   =========

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. LONG-TERM DEBT, CONTINUED:

At December 31, 2006, principal payments on long-term debt are due as follows:


               Year Ending
               December 31,
               ------------
                   2007                     $ 138,842
                   2008                        84,334
                   2009                        69,751
                   2010                        15,980
                Thereafter                       --
                                            ---------
                                            $ 308,907
                                            =========

The notes payable to First State Bank of Thompson Falls are collateralized by accounts receivable, inventory, certain equipment, patented and unpatented claims in Sanders County, Montana and are personally guaranteed by John C. Lawrence, the Company's president and a director. These notes also contains certain restrictive covenants, including paying payroll and property taxes as they are due. At December 31, 2006, the Company was not in compliance with certain of the covenants. The Company has obtained a waiver from First State Bank relating to these covenants, which applies at December 31, 2006 and through December 31, 2007.

12. SECURED CONVERTIBLE AND CONVERTIBLE NOTES PAYABLE

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

The Secured Note and accrued interest of $31,250 were converted to 1,406,250 shares of common stock in September of 2006.

Unsecured Convertible Note Payable
----------------------------------

On December 22, 2003, John C. Lawrence, the Company's president and a director, agreed to convert $100,000 of related party debt due him into a Convertible Note Payable ("the Convertible Note"). The Convertible Note contains essentially the same attributes and privileges that the Secured Note provides Delaware Royalty Company, in that it accrues interest at 10% per annum and is convertible into shares of the Company's common stock at an initial conversion price of $0.20 per share. The conversion price of the Convertible Note is also subject to the same anti-dilution adjustments as the Secured Note. The Convertible Note matures on December 22, 2007, unless otherwise converted. The Convertible Note is not collateralized by any of the Company's assets. At December 31, 2006 and 2005, $100,000 of principal was outstanding and $30,136 and $20,191 of accrued interest, respectively, was due related to the note.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SECURED CONVERTIBLE AND CONVERTIBLE NOTES PAYABLE, CONTINUED:

Stock Purchase Warrants
-----------------------

In connection with the issuance of the secured convertible and convertible notes payable, Mr. Dugan and Mr. Lawrence were issued 2,000,000 and 1,000,000 stock purchase warrants, respectively. The warrants expire in December of 2008 and are exercisable for shares of the Company's unregistered common stock at $0.20 per share.

13. STOCKHOLDERS' EQUITY (DEFICIT)

Issuance of Common Stock for Cash
---------------------------------

During 2006 and 2005, the Company sold an aggregate of 3,192,393 and 2,615,879 shares, respectively, of its unregistered common stock to existing shareholders and other parties for cash of $992,599 and $770,033, respectively. In connection with sales of the Company's common stock, warrants to purchase shares of the Company's common stock were granted in 2006 as follows: 1,430,001 shares at $0.60, 566,056 shares at $0.75 and 33,334 shares at $0.50. Warrants to purchase 1,530,002 shares at $0.60 per share were granted in 2005.

Issuance of Common Stock for Services and Property
--------------------------------------------------

During 2006, the Company issued common stock to its directors as follows:

o All directors for services - a total of 91,000 shares o Two directors for work performed in development of Mexico Operations - 225,000 shares

o One director in exchange for equipment - 45,000 shares and warrants to purchase 45,000 shares at $0.30.

o    One director in exchange for USAMSA stock - 100,000 shares

Common Stock Issued in Satisfaction of Debt
-------------------------------------------

During 2006 and 2005, the Company issued 1,406,250 and 191,471 shares, respectively, of its unregistered common stock in satisfaction of debt and related accrued interest.

Series D Preferred Stock Cancelled and Reissued as Common Stock

During 2005, the Board of Directors resolved that 105,000 shares of the Company's Series D preferred stock held by Gary Babbitt, the Company's former attorney and director, be cancelled and then reissued in an equal number of shares of the Company's common stock.

During 2006, the Board of Directors resolved that 256,000 shares of the Company's Series D preferred stock be cancelled and reissued in an equal number of shares of the company's common stock. The shares were held by the Company's directors or former directors as follows: John Lawrence 26,000 shares; Robert Rice 128,000 shares, Leo Jackson 26,000 shares and Gary Babbitt 76,000 shares.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED:

Common Stock Warrants, continued
--------------------------------

Transactions in common stock warrants are as follows:

                                                                 Number of        Exercise
                                                                 Warrants          Prices
                                                               ------------      -----------
Balance, December 31, 2004                                        9,467,269      $0.25-$0.45
Warrants granted in connection with 2005 stock sales              1,530,002      $0.60-$0.60
Warrants granted to lender                                          150,000      $0.03-$0.30
Warrants exercised                                                 (705,167)     $0.25-$0.35
Warrants expired and cancelled                                   (2,295,409)     $0.30-$0.45
                                                               ------------
Balance, December 31, 2005                                        8,146,695      $0.25-$0.60
Warrants granted in connection with 2006 stock sales              2,029,391      $0.50-$0.75
Warrants granted in connection with 2006 equipment purchase          45,000      $      0.30
Warrants exercised                                                 (400,000)     $0.25-$0.30
Warrants expired and cancelled                                   (1,450,001)     $0.20-$0.30
                                                               ------------
Balance, December 31, 2006                                        8,371,085      $0.25-$0.75
                                                               ============

The above common stock warrants expire as follows:


         YEAR ENDED DECEMBER 31:
                  2007                       1,841,692
                  2008                       4,155,002
                  2009                       1,974,391
                  2010                         150,000
                  2011                             --
                  Non-expiring                 250,000
                                             ----------
                                             8,371,085
                                             ==========

Preferred Stock
---------------

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion and voting rights, as the Board of Directors may determine.

Series A
--------

During 1986, the Board established a Series A preferred stock, consisting of 4,500 shares. These shares are nonconvertible, nonredeemable and are entitled to a $1.00 per share per year cumulative dividend. Series A preferred stockholders have voting rights for directors only and a total liquidation preference equal to $45,000 at December 31, 2004, plus dividends in arrears. During 2005, the remaining 4,500 outstanding shares of Series A preferred stock were converted to common shares. Therefore, there were no shares of Series A preferred stock outstanding and no related cumulative dividends in arrears at December 31, 2005 or 2006.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED:

Series B
--------

During 1993, the Board established a Series B preferred stock, consisting of 1,666,667 shares. All 1,666,667 shares authorized were issued in connection with the final settlement of litigation. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock; has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. In 1995, 916,667 shares of Series B preferred stock were surrendered to the Company and cancelled in connection with the settlement of litigation against Bobby C. Hamilton. At December 31, 2006, cumulative dividends in arrears on the 750,000 outstanding Series B shares were $97,500 or $0.13 per share. At December 31, 2005, cumulative dividends in arrears on the 750,000 outstanding Series B shares were $90,000, or $0.12 per share. Total dividends in arrears and liquidation preference were $847,500 and $840,000 at December 31, 2006 and 2005, respectively.

Series C
--------

During 1997, the Company issued 2,560,762 shares of Series C preferred stock in connection with the conversion of certain debt owed by the Company. During 1999, holders of 2,382,858 shares of Series C stock converted their shares into common stock of the Company. The Series C shares have voting rights, are non-redeemable and have a $0.55 per share liquidation preference. At December 31, 2006 and 2005, 177,904 shares of Series C preferred stock remained outstanding and the liquidation preference amounted to $97,847.

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

     LIQUIDATION PREFERENCE. The Series D holders are entitled to a liquidation preference equal to the greater of $2.50 per share or the equivalent market value of the number of shares of common stock into which each share of Series D is convertible. At December 31, 2006, the liquidation preference for Series D preferred stock was $4,394,180.

     REGISTRATION RIGHTS. All of the underlying common stock issued upon conversion of the Series D preferred shares shall be entitled to "piggyback" registration rights when, and if, the Company files a registration statement for its securities or the securities of any other stockholder.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED:

Series D, continued
-------------------

     DIVIDENDS. The Series D holders are entitled to an annual dividend of $0.0235 per share. The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends. At December 31, 2006, cumulative dividends in arrears on the 1,757,672 outstanding Series D shares were $131,177.

During 2006, Series D holders converted 256,000 shares to common stock, as discussed previously.

During 2006, no warrants were exercised to purchase shares of Series D preferred stock. During 2005, an existing shareholder exercised warrants to purchase 115,000 shares of Series D preferred stock at $0.20 per share for total cash received by the Company of $23,000.

At December 31, 2006 and 2005, the Company had 1,757,672 and 2,013,672 shares of Series D preferred stock outstanding, respectively (see Note 15). The combined liquidation preference and dividends in arrears totaled $4,525,357 and $5,122,407 at December 31, 2006 and 2005, respectively.

Preferred Stock Warrants

During 2005, the Company issued 1,000,000 warrants to purchase shares of Series D preferred stock to John C. Lawrence, the Company's president and a director, for incentive to improve the Company's financial position. These warrants are exercisable at $0.25 and expire in October 2007. No preferred stock warrants were issued in 2006.

Transactions in Series D preferred stock warrants are as follows:


                                                   Number of       Exercise
                                                   Warrants         Prices
                                                   ----------     -----------
Balance, December 31, 2004                         1,462,398      $0.20-$0.30
Warrants granted in connection with management
  incentive                                        1,000,000           $ 0.25
Warrants exercised                                  (115,000)          $ 0.20
Warrants expired and cancelled                      (151,213)          $ 0.20
                                                   ----------
Balance, December 31, 2005                         2,196,185      $0.20-$0.30
Warrants granted                                           -
Warrants exercised                                         -
Warrants expired and cancelled                      (335,000)     $0.20-$0.30
                                                   ----------
Balance, December 31, 2006                         1,861,185      $0.20-$0.30
                                                   ==========

The above Series D preferred stock warrants expire as follows:

             Year Ended December 31:
                      2007                   1,750,000
                      2008                     111,185
                      2009                         --
                                             ---------
                                             1,861,185
                                             =========

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. 2000 STOCK PLAN

In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan"). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants of the Company to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000. At December 31, 2006 and 2005, 300,000 shares of the Company's common stock had been issued under the Plan. There were no issuances under the Plan during 2006 and 2005.

15. INCOME TAXES

The Company had no income tax provision or benefit for the years ended December 31, 2006 and 2005.

At December 31, 2006 and 2005, the Company had net deferred tax assets composed as follows:

                                                         2006           2005
                                                      ----------     ----------
Arising from differences in the book and tax
 basis of certain property assets                     $  300,000     $  300,000
Arising from limitation in deduction of foreign
exploration costs                                     $  150,000
Arising from net tax operating loss carryforwards      1,174,000      1,650,000
                                                      ----------     ----------
Total deferred tax assets                              1,624,000      1,950,000
Valuation allowance                                   (1,624,000)    (1,950,000)
                                                      ----------     ----------
Net deferred tax assets                               $      --      $      --
                                                      ==========     ==========

The deferred tax assets were calculated based on an estimated 34% income tax rate. As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the net deferred tax assets at both December 31, 2006 and 2005 has been established.

At December 31, 2006, the Company had unexpired regular tax net operating loss carryforwards of approximately $3,454,000 which expire as follows:

          Year Ending December 31,:

                     2011                             513,000
                     2012                             154,000
                     2016                             400,000
                     2018                             292,000
                     2020                              69,000
                     2021                             653,000
                     2022                             170,000
                     2023                             733,000
                     2024                              97,000
                     2025                             300,000
                     2026                              73,000
                                                  -----------
                                                  $ 3,454,000
                                                  ===========

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. RELATED-PARTY TRANSACTIONS

In addition to transactions described in Notes 4, 7, 10, 11, 12, and 13, during 2006 and 2005, the Company had the following transactions with related parties:

     During 2005, the Company issued 26,000 of its Series D preferred stock to each member of its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $28,600 in director compensation based on an aggregate of 104,000 Series D shares issued.

     During 2006, the Company issued 22,750 shares of its common stock to each member of its Board of Directors as compensation for their services as directors and 225,000 shares to two directors for services performed in development of Mexico operations.

     Also in 2006, the Company issued 45,000 shares of its common stock and warrants in exchange for equipment purchased from one director and 100,000 shares of common stock to a director in exchange for his ownership interest in USAMSA.

17. COMMITMENTS AND CONTINGENCIES

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

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The carrying amounts for cash, restricted cash, accounts receivable, accounts payable and other current liabilities are reasonable estimates of their fair values. The fair value of amounts due to related parties approximates their carrying values of $224,449 and $276,356, respectively, at December 31, 2006 and 2005, based upon the contractual cash flow requirements.

The carrying amount of long-term debt is a reasonable estimate of its fair value. The carrying amount of the secured convertible and convertible notes payable, aggregating $100,000 and $350,000 at December 31, 2006 and 2005, is a reasonable estimate of their fair value.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. BUSINESS SEGMENTS

The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments for the years ended December 31, 2006 and 2005 is as follows:

                                                      2006           2005
                                                   ----------     ----------
Capital expenditures:
 Antimony
  United States                                    $    5,983     $   49,493
  Mexico                                              747,740           --
                                                   ----------     ----------
  Subtotal Antimony                                   753,723         49,493
 Zeolite                                              514,528        325,988
                                                   ----------     ----------
                                                   $1,268,251     $  375,481
                                                   ==========     ==========

Properties, plants and equipment, net:
 Antimony
  United States                                    $  137,714     $  118,977
  Mexico                                              747,740           --
                                                   ----------     ----------
  Subtotal Antimony                                   885,454        118,977
 Zeolite                                            1,179,887        811,578
                                                   ----------     ----------
                                                   $2,065,341     $  930,555
                                                   ==========     ==========

Total Assets:
 Antimony
  United States                                    $  527,059     $  350,243
  Mexico                                              747,740           --
                                                   ----------     ----------
  Subtotal Antimony                                 1,274,799        350,243
 Zeolite                                            1,253,046        951,104
 Corporate                                            222,115        318,023
                                                   ----------     ----------
                                                   $2,749,960     $1,619,370
                                                   ==========     ==========

See Note 2 regarding sales to major customers.