Form 10QSB
period 2007-03-31
UNITED STATES ANTIMONY CORP
filed 2007-05-15
CIK 101538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB




(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2007

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

                                 YES [_] No [X]

At May 15, 2007, the registrant had outstanding 40,907,976 shares of par value $0.01 common stock.
================================================================================

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                                 FOR THE PERIOD
                              ENDED MARCH 31, 2007



                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements.................................................1-7

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................7-9

Item 3: Controls and Procedures...............................................10


PART II - OTHER INFORMATION

Item 1: Legal Proceedings.....................................................11

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds...........11

Item 3: Defaults upon Senior Securities.......................................11

Item 4: Submission of Matters to a Vote of Security Holders...................11

Item 5: Other Information.....................................................11

Item 6: Exhibits and Reports on Form 8-K......................................11


SIGNATURE.....................................................................12

CERTIFICATIONS.............................................................13-14



          [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                     March 31,       December 31,
                                                                       2007              2006
                                                                   ------------      ------------
                                   ASSETS
Current assets:
 Cash                                                              $     18,602      $    218,365
 Accounts receivable, less allowance
  for doubtful accounts of $30,000                                      172,862            93,596
 Inventories                                                            171,373           285,812
 Deferred financing costs, net of amortization                            1,875             3,750
                                                                   ------------      ------------
    Total current assets                                                364,712           601,523

Properties, plants and equipment, net                                 2,383,742         2,065,341
Restricted cash for reclamation bonds                                    79,332            83,096
                                                                   ------------      ------------
    Total assets                                                   $  2,827,786      $  2,749,960
                                                                   ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Checks issued and payable                                         $     59,394      $     52,289
 Accounts payable                                                       555,995           655,252
 Accrued payroll and payroll taxes                                      104,123            68,269
 Other accrued liabilities                                               82,408            80,301
 Deferred revenue                                                       212,276           213,004
 Accrued interest payable                                                55,832            59,191
 Payable to related parties                                             191,119           224,449
 Convertible note payable                                               100,000           100,000
 Long-term debt, current                                                157,234           138,842
                                                                   ------------      ------------
    Total current liabilities                                         1,518,381         1,591,597

 Deferred revenue, noncurrent                                           400,000           400,000
 Long-term debt, noncurrent                                              71,896           170,065
 Accrued reclamation costs, noncurrent                                  107,500           107,500
                                                                   ------------      ------------
    Total liabilities                                                 2,097,777         2,269,162
                                                                   ------------      ------------

Commitments and contingencies (Note 3)

Stockholders' equity
 Preferred stock $0.01 par value, 10,000,000 shares authorized:
  Series A:  no shares issued and outstanding                              --                --
  Series B: 750,000 shares issued and outstanding
   (liquidation preference $847,500 at December 31, 2006)                 7,500             7,500
  Series C: 177,904 shares issued and outstanding
   (liquidation preference $97,847 at December 31, 2006)                  1,779             1,779
  Series D: 1,757,672 shares issued and outstanding
   (liquidation preference $4,525,357 at December 31, 2006)              17,576            17,576
 Common stock, $0.01 par vaue, 50,000,000 shares authorized;
  40,907,976 and 39,761,309 shares issued and outstanding               409,079           397,613
 Additional paid-in capital                                          20,681,861        20,399,328
 Accumulated deficit                                                (20,387,786)      (20,342,998)
                                                                   ------------      ------------
    Total stockholders' equity                                          730,009           480,798
                                                                   ------------      ------------
    Total liabilities and stockholders' equity                     $  2,827,786      $  2,749,960
                                                                   ============      ============

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             For the three months ended
                                                             March 31,         March 31,
                                                               2007              2006
                                                           ------------      ------------
Antimony Division
 Revenues                                                  $  1,094,057      $    761,738
                                                           ------------      ------------
 Cost of sales:
  Production costs                                              757,966           544,574
  Depreciation                                                    5,125             6,080
  Freight and delivery                                           64,019            51,148
  General and administrative                                      3,793             9,640
  Direct sales expense                                            9,870            16,021
                                                           ------------      ------------
                                                                840,773           627,463
                                                           ------------      ------------
    Income from operations - antimony                           253,284           134,275
                                                           ------------      ------------

Zeolite Division
 Revenues                                                       255,708           210,020
                                                           ------------      ------------
 Cost of sales:
  Production costs                                              298,372           266,808
  Depreciation                                                   29,270            27,257
  Freight and delivery                                           15,982            10,895
  General and administrative                                     25,293            21,512
  Royalties                                                      30,136            27,085
  Direct sales expense                                           10,465            13,170
                                                           ------------      ------------
                                                                409,518           366,727
                                                           ------------      ------------
    Loss from operations - zeolite                             (153,810)         (156,707)
                                                           ------------      ------------

 Total revenues - combined                                    1,349,765           971,758
 Total cost of sales - combined                               1,250,291           994,190
                                                           ------------      ------------
    Income (loss) from operations - combined                     99,474           (22,432)
                                                           ------------      ------------

Other (income) expense:
 Corporate general and administrative                            96,267           102,985
 Exploration expense                                             79,629           133,650
 Interest expense, net                                            5,203            23,066
 Factoring expense                                               22,211            18,996
 Gain on sale of properties, plants and equipment               (59,048)             --
                                                           ------------      ------------
    Other (income) expense                                      144,262           278,697
                                                           ------------      ------------

Net loss                                                   $    (44,788)     $   (301,129)
                                                           ============      ============

Net loss per share of common stock - basic and diluted              NIL      $     (0.009)
                                                           ============      ============

Basic and diluted weighted average shares outstanding        40,213,987        34,610,907
                                                           ============      ============

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           For the three months ended
                                                                           March 31,         March 31,
                                                                             2007              2006
                                                                         ------------      ------------
Cash Flows From Operating Activities:
 Net loss                                                                $    (44,788)     $   (301,129)
 Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation expense                                                         34,395            33,338
  Deferred financing costs as interest expense                                  1,875              --
  Gain on sale of properties, plant and equipment                             (59,048)             --
  Change in:
   Accounts receivable                                                        (79,266)          (51,739)
   Inventories                                                                114,439           (15,177)
   Restricted cash for reclamation bonds                                        3,764              --
   Accounts payable                                                          (137,942)           46,701
   Accrued payroll and payroll taxes                                           35,854            (6,107)
   Other accrued liabilities                                                    2,106            (4,894)
   Deferred revenue                                                              (728)           (7,410)
   Accrued interest payable                                                    (3,359)           10,161
   Payable to related parties                                                 (33,330)           (8,832)
                                                                         ------------      ------------
      Net cash provided by (used by) operating activities                    (166,028)         (305,088)
                                                                         ------------      ------------

Cash Flows From Investing Activities:
 Purchase of properties, plants and equipment                                (314,111)          (31,063)
 Proceeds from sale of properties, plants and equipment                        59,048              --
                                                                         ------------      ------------
      Net cash used by investing activities                                  (255,063)          (31,063)
                                                                         ------------      ------------

Cash Flows From Financing Activities:
 Proceeds from sale of common stock and warrants, net of commissions          294,000           129,000
 Principal payments of long-term debt                                         (79,777)          (19,444)
 Change in checks issued and payable                                            7,105            (7,932)
                                                                         ------------      ------------
      Net cash provided by financing activities                               221,328           101,624
                                                                         ------------      ------------
      NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                                      (199,763)         (234,527)

Cash and cash equivalents at beginning of period                              218,365           287,841
                                                                         ------------      ------------
Cash and cash equivalents at end of period                               $     18,602      $     53,314
                                                                         ============      ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Non-cash investing and financing activities:
  Property, plants & equipment acquired with payable                     $     38,685      $     95,000
                                                                         ============      ============

  Common stock issued in exchange for equipment                          $       --        $     43,500
                                                                         ============      ============

    UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    1.   BASIS OF PRESENTATION:

    The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. Certain consolidated financial statement amounts for the three month period ended March 31, 2006 have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

    For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

    2.   LOSS PER COMMON SHARE:

    The Company accounts for its loss per common share according to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants to purchase the Company's common stock (approximately 7,951,086 at March 31, 2007) and common stock issuable upon the conversion of a convertible note payable (approximately 500,000 at March 31, 2007) are excluded from the calculations when their effect is antidilutive.

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

    In March of 2007, the Company sustained an industrial accident at the BRZ mine. The Company is not able to determine the amount of the uninsured loss and expenses, if any, at this time.

    UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED:

    4.   BUSINESS SEGMENTS

    The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments are as follows:

                                              For the three months ended
                                                and as of May 31, 2007
                                                     ------------
          Capital expenditures:
           Antimony
            United States                            $       --
            Mexico                                          2,000
                                                     ------------
            Subtotal Antimony                               2,000
           Zeolite                                        350,796
                                                     ------------
                                                     $    352,796
                                                     ============

          Properties, plants and equipment, net:
           Antimony
            United States                            $    132,589
            Mexico                                        749,740
                                                     ------------
            Subtotal Antimony                             882,329
           Zeolite                                      1,501,413
                                                     ------------
                                                     $  2,383,742
                                                     ============

          Inventory:
           Antimony
            United States                            $    161,007
            Mexico                                           --
                                                     ------------
            Subtotal Antimony                             161,007
           Zeolite                                         10,366
                                                     ------------
                                                     $    171,373
                                                     ============

          Total Assets:
           Antimony
            United States                            $    455,894
            Mexico                                        749,740
                                                     ------------
            Subtotal Antimony                           1,205,634
           Zeolite                                      1,609,969
           Corporate                                       12,183
                                                     ------------
                                                     $  2,827,786
                                                     ============

    UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED:


    5. ADOPTION OF NEW ACCOUNTING PRINCIPLES

    On January 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 155 "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and:

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

    The Company adopted SFAS No. 155 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three months ended March 31, 2007 as a result of the adoption of SFAS No 155. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 155.

    On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 ("FIN No. 48") "Accounting for Uncertainty in Income Taxes," FIN No. 48 clarifies the accounting for uncertainly in income taxes recognized in accordance with SFAS No. 109 "Accounting for Income Taxes," prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2003 through 2006 tax years. In the event that the Company is assessed penalties and or interest; penalties will be charged to other operating expense and interest will be charged to interest expense.

    The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three months ended March 31, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

    UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED:


    6.   NEW ACCOUNTING PRONOUNCEMENTS

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which will permit entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 will become effective in our 2008 financial statements. We have not yet determined the effect that adoption of SFAS 159 may have on our results of operations or financial position.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements, (SFAS 157), which will become effective in our 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. We have not yet determined the effect that adoption of SFAS 157 may have on our results of operations or financial position.


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

    RESULTS OF OPERATIONS

    FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2006.

    The Company's operations resulted in a loss of $44,788 for the three-month period ended March 31, 2007, compared with a net loss of $301,129 for the same period ended March 31, 2006. The decrease in the loss for the first quarter of 2007 compared to the similar period of 2006 is primarily due to an increase in sales of antimony, a decrease in expenses related to the exploration of the Mexican Project and the gain on sales of mining rights.

    ANTIMONY DIVISION:

    Total revenues from antimony product sales for the first quarter of 2007 were $1,094,057 compared with $761,738 for the comparable quarter of 2006, an increase of $332,319. During the three-month period ended March 31, 2007, 44% of the Company's revenues from antimony product sales was from sales to one customer. Sales of antimony products during the first quarter of 2007 consisted of 470,892 pounds at an average sale price of $2.32 per pound. During the first quarter of 2006 sales of antimony products consisted of 396,300 pounds at an average sale price of $1.85 per pound.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


    The cost of antimony production was $757,966, or $1.67 per pound sold during the first quarter of 2007 compared to $544,574 or $1.37 per pound sold during the first quarter of 2006. The increase in price per pound was due to the increased costs of raw material, electricity and fuel.

    Antimony depreciation for the first quarter of 2007 was $5,125 which was comparable to $6,080 for the first quarter of 2006.

    Antimony freight and delivery expense for the first quarter of 2007 was $64,019 compared to $51,148 during the first quarter of 2006. The increase was due to the increase of freight costs due to higher fuel prices.

    General and administrative expenses in the antimony division were $3,793 during the first quarter of 2007 compared to $9,640 during the same quarter in 2006. The decrease is due to a decrease in finance charges on purchases.

    Antimony sales expenses were $9,870 for the first quarter of 2007 compared to $16,021 for the same quarter in 2006. The decrease is due to fewer commissions paid to sales personnel.

    ZEOLITE DIVISION:

    Sales of zeolite products during the first quarter of 2007 were $255,708 compared with the same quarter sales in 2006 of $210,020. The increase in sales for the first quarter of 2007 compared to the same quarter of 2006 was due to an increase of approximately 156 tons sold during the first quarter of 2007.

    The cost of zeolite production was $298,372 for the first quarter of 2007 compared to $266,808 during the first quarter of 2006. The increase was principally due to the increased prices for fuel and materials.

    Zeolite depreciation for the first quarter of 2007 was $29,270 compared to $27,257 for the first quarter of 2006. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

    Zeolite freight and delivery for the first quarter of 2007 was $15,982 compared to $10,895 for the first quarter of 2006. The increase is due to higher fuel prices

    During the first quarter of 2007, the Company incurred costs totaling $25,293 associated with general and administrative expenses at Bear River Zeolite Company, compared to $21,512 of such expenses in the comparable quarter of 2006. The increase was due to an increase in insurance expense.

    Zeolite sales expenses were $10,465 during the first quarter of 2007 compared to $13,170 during the first quarter of 2006. The decrease is related to fewer commissions paid to sales personnel.

    ADMINISTRATIVE OPERATIONS

    Interest expense of $5,203 was incurred during the first quarter of 2007 compared to $23,066 during the first quarter of 2006. The decrease in interest resulted from conversion of a convertible note to common stock and additional principal payments on debt with cash provided by sales of mining interests.

    Accounts receivable factoring expense was $22,211 during the first quarter of 2007 compared to $18,996 during the first quarter of 2006. The increase was primarily due to the increase in sales.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


    General and administrative expenses for the corporation were $96,267 during the first quarter of 2007 compared to $102,985 for the same quarter in 2006. The decrease is due to decrease in accounting expense.

    Exploration expense has decreased by $54,021 from the quarter ended March 31, 2006 due to an increased focus on plant construction.

    The company sold certain mining interests during the first quarter of 2007 that resulted in a gain on sale of property $59,048 during the first quarter of 2007. No such sales were transacted during the first quarter of 2006.

    FINANCIAL CONDITION AND LIQUIDITY

    At March 31, 2007, Company assets totaled $2,827,786 and stockholders' equity was $730,009. Stockholders' equity increased $249,211 from December 31, 2006, primarily due to sales of common stock. At March 31, 2007, the Company's total current liabilities exceeded its total current assets by $1,153,669. Due to the Company's operating losses and negative working capital, the Company's independent accountants included a paragraph in the Company's 2006 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and to acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such. The Company's management is confident, however, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

    Cash used by operating activities during the first three months of 2007 was $166,028, and resulted primarily from a decrease in accounts payable, including those owed to related parties, and the non-cash affects of depreciation and amortization expenses.

    Cash used in investing activities during the first three months of 2007 was $255,063 and primarily related to the BRZ Raymond Mill Project.

    Net cash provided by financing activities was $221,328 during the first three months of 2007 and was primarily generated from proceeds from the sale of common stock.

    ITEM 3.    CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007.

    Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of March 31, 2007. These material weaknesses are as follows:

       o The Company lacks proper segregation of duties. As with any company the size of ours, this lack of segregation of duties is due to limited resources. The president authorizes the majority of the expenditures and signs checks.

       o The Company lacks accounting personnel with sufficient skills and experience to ensure proper accounting for complex, non-routine transactions.

       o During its year end audit, our independent registered accountants discovered material misstatements in our financial statements that required audit adjustments.

    MANAGEMENT'S REMEDIATION INITIATIVES
    We are aware of these material weaknesses and plan to put procedures in place to ensure that independent review of material transactions is performed. In addition, we plan to consult with independent experts when complex transactions are entered into.

    CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
    There have been no changes during the quarter ended March 31, 2007 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

                           PART II - OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS

    None

    ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    During the three month period ended March 31, 2007 the Company sold 363,334 shares of its restricted common stock and warrants for $0.30 per share or $109,000, issued 283,333 shares of its restricted common stock to exercising warrant holders for $0.30 per share or $85,000 and issued 500,000 shares of its restricted common stock to an exercising warrant holder for $0.20 per share or $100,000. Both the common stock and the common stock underlying the warrants are restricted as defined under Rule 144. In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.

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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



By: /s/ John C. Lawrence                                Date:  14 May 2007
   ---------------------------------------                    ------------------
   John C. Lawrence, Director and President
   (Principal Executive, Financial and Accounting Officer)