Form 10KSB/A
period 2006-12-31
UNITED STATES ANTIMONY CORP
filed 2007-08-17
CIK 101538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1



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

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]
================================================================================

                                TABLE OF CONTENTS
                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS....................................      2
                 General ................................................      2
                 History.................................................      2
                 Overview-2006...........................................      2
                 Risk Factors............................................      3
                 Antimony Division.......................................      4
                 Zeolite Division........................................      5
                 Environmental Matters...................................      6
                 Employees...............................................      8
                 Other...................................................      8

ITEM 2.       DESCRIPTION OF PROPERTIES..................................      8
                 Antimony Division.......................................      8
                 Zeolite Division........................................      8

ITEM 3.       LEGAL PROCEEDINGS..........................................      8

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........      8

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS....................................................      9

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATIONS.................................................      9

ITEM 7.       FINANCIAL STATEMENTS.......................................     11

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................     11

ITEM 8-A      CONTROLS AND PROCEDURES....................................     11

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
              ACT........................................................     11

ITEM 10.      EXECUTIVE COMPENSATION.....................................     12

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.................................................     13

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............     14

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K...........................     15

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................     18

SIGNATURES       ........................................................     19

CERTIFICATIONS   ........................................................     20

FINANCIAL STATEMENTS..................................................... F1-F23

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

     YEAR      AVERAGE PRICE
     2006          $2.48
     2005           1.73
     2004           1.32
     2003           1.21
     2002           0.88
     2001           0.58
     2000           0.67

The range of sales prices for antimony oxide per pound was as follows for the periods indicated:

     YEAR      HIGH      LOW     AVERAGE PRICE
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

                 2006                       HIGH          LOW
            First Quarter                  $0.68         $0.45
            Second Quarter                  0.75          0.40
            Third Quarter                   0.60          0.35
            Fourth Quarter                  0.59          0.39

                 2005                       HIGH          LOW
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

We are currently not in compliance with certain covenants of our notes payable with First State Bank of Thompson Falls (Montana). The total balance of these notes at December 31, 2006 was $225,614. These notes are personally guaranteed by the Company's president, John C. Lawrence. The particular covenants that we have not complied with relate to not paying payroll and property taxes when due. During 2006, the Company has become current on most of these delinquent taxes. As in past years, the Company has obtained a waiver from the bank indicating that they will not call the notes due as a result of this non-compliance through December 31, 2007. We believe we have the capability to continue making the required monthly payments on these notes. We believe that the covenants have little impact on the Company's ability to receive additional funding which is expected to be raised from sale of shares of common stock.

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

-------------------------------------------------------------------------------------------------------------------

                                      ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
-------------------------------------------------------------------------------------------------------------------
                                                                             AWARDS                PAYOUTS
-------------------------------------------------------------------------------------------------------------------
                                                                      Restricted Securities
Name and Principal                                    Other Annual    Options/   Underlying All        All Other
Position                   Year   Salary      Bonus   Compensation    Awards     LTIP SARs  Other      Compensation
                                                      (1)             (2)                   Payouts
-------------------------- ------ ----------- ------- --------------- ---------- ---------- ---------- ------------
John C. Lawrence,          2006   $96,000     N/A         $5,538       $10,140     None       None        None
President
-------------------------- ------ ----------- ------- --------------- ---------- ---------- ---------- ------------
John C. Lawrence,          2005   $96,000     N/A         $5,538       $7,150      None       None        None
President
-------------------------- ------ ----------- ------- --------------- ---------- ---------- ---------- ------------
John C. Lawrence,          2004   $96,000     N/A         $5,538       $19,500     None       None        None
President
-------------------------------------------------------------------------------------------------------------------

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

                          NAME AND ADDRESS OF                   AMOUNT AND NATURE OF     PERCENT OF
TITLE OF CLASS            BENEFICIAL OWNER(1)                   BENEFICIAL OWNERSHIP      CLASS(1)
Common stock              Reed Family Limited Partnership            5,758,333              12
                          328 Adams Street
                          Milton, MA 02186
---------------------------------------------------------------------------------------------------
Common stock              The Dugan Family                           7,744,094(3)           16
                          c/o A. W. Dugan
                          1415 Louisiana Street, Suite 3100
                          Houston, TX 77002
---------------------------------------------------------------------------------------------------
Series C Preferred        Richard A. Woods                              48,305(6)           27
                          59 Penn Circle West
                          Penn Plaza Apts.
                          Pittsburgh, PA 15206
---------------------------------------------------------------------------------------------------
Series C Preferred        Dr. Warren A. Evans                           48,305(6)           27
                          69 Ponfret Landing Road
                          Brooklyn, CT 06234
---------------------------------------------------------------------------------------------------
Series C Preferred        Edward Robinson                               32,203(6)           18
                          1007 Spruce Street 1st Floor
                          Philadelphia, PA 19107
---------------------------------------------------------------------------------------------------
Common stock              John C. Lawrence                           3,973,653(2)            8
Common stock              Robert A. Rice                               404,021              Nil
Common stock              Leo Jackson                                  162,000              Nil
Common stock              Gary Babbitt                                  86,667              Nil
---------------------------------------------------------------------------------------------------
Series D Preferred        John C. Lawrence                           3,451,857(5)(6)        91
Series D Preferred        Leo Jackson                                  102,000               5
---------------------------------------------------------------------------------------------------
Series D Preferred Stock  All directors and executive
                          officers as a group
                          (4 persons)                                8,180,198              12
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

    10.48   Grant of Production Royalty, dated June 1, 2002

    10.49 Assignment of Common Stock of Bear River Zeolite Company, dated May 29, 2002

    10.50   Agreement to Issue Warrants of USA, dated May 29, 2002

    10.51 Secured convertible note payable - Delaware Royalty Company dated December 22, 2003*

    10.52   Convertible note payable - John C. Lawrence dated December 22, 2003

    10.53   Pledge, Assignment and Security Agreement dated December 22, 2003

    10.54   Note Purchase Agreement dated December 22, 2003

    14.0    Code of Ethics

    31.1 Rule 13a-14(a)/15d-14(a) Certifications Certification of John C. Lawrence*

    32.1    Section 1350 Certifications Certification of John C. Lawrence*

    44.1 CERCLA Letter from U.S. Forest Service filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference and filed as an exhibit to USAC's Form 10-KSB for the year ended December 31, 1995 (File No. 1-8675) is incorporated herein by this reference.
________________
* Filed herewith.

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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)


By: /s/ John C. Lawrence                                   Date: August 17, 2007
    --------------------------------
    John C. Lawrence, President,
    Director and Principal Executive
    Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ John C. Lawrence                                   Date: August 17, 2007
    --------------------------------
    John C. Lawrence, Director and
    President (Principal Executive,
    Financial and Accounting Officer)

By: /s/ Leo Jackson                                        Date: August 17, 2007
    --------------------------------
    Leo Jackson, Director

By: /s/ Robert A. Rice                                     Date: August 17, 2007
    --------------------------------
    Robert A. Rice, Director

By: /s/ Gary D. Babbitt                                    Date: August 17, 2007
    --------------------------------
    Gary D. Babbitt, Director

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


/s/ DeCoria, Maichel & Teague, P.S.
---------------------------------------
DeCoria, Maichel & Teague P.S.
Spokane, Washington

March 21, 2006

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

                                     ASSETS
                                                                            2006              2005
                                                                        ------------      ------------
Current assets:
  Cash                                                                  $    218,365      $    287,841
  Accounts receivable, less allowance
    for doubtful accounts of $30,000                                          93,596           109,314
  Inventories                                                                285,812           189,743
  Deferred financing costs, net of amortization                                3,750              --
                                                                        ------------      ------------
     Total current assets                                                    601,523           586,898

Properties, plants and equipment, net                                      2,065,341           930,555
Restricted cash for reclamation bonds                                         83,096            86,917
Deferred financing costs, net of amortization                                   --              15,000
                                                                        ------------      ------------
     Total assets                                                       $  2,749,960      $  1,619,370
                                                                        ============      ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Checks issued and payable                                             $     52,289      $     61,366
  Accounts payable                                                           655,252           561,381
  Accrued payroll and payroll taxes                                           68,269           104,040
  Other accrued liabilities                                                   80,301            78,674
  Deferred revenue                                                           213,004            70,000
  Accrued interest payable                                                    59,191            53,582
  Payable to related parties                                                 224,449           276,356
  Secured convertible and convertible notes payable, current                 100,000              --
  Long-term debt, current                                                    138,842           130,801
  Accrued reclamation and remediation costs, current                            --              75,000
                                                                        ------------      ------------
     Total current liabilities                                             1,591,597         1,411,200

  Secured convertible and convertible notes payable, non current                --             350,000
  Deferred revenue, noncurrent                                               400,000              --
  Long-term debt, noncurrent                                                 170,065           508,503
  Accrued reclamation and remediation costs, noncurrent                      107,500            67,500
                                                                        ------------      ------------
     Total liabilities                                                     2,269,162         2,337,203
                                                                        ------------      ------------

Commitments and contingencies (Note 1 and 17)

Stockholders' equity (deficit):
  Preferred stock $0.01 par value, 10,000,000 shares authorized:
    Series A:  -0- shares issued and outstanding                                --                --
    Series B: 750,000 shares issued and outstanding
     (liquidation preference $847,500 at December 31, 2006)                    7,500             7,500
    Series C: 177,904 shares issued and outstanding
     (liquidation preference $97,847 at December 31, 2006)                     1,779             1,779
    Series D: 1,757,672 and 2,013,672 shares issued and outstanding
     (liquidation preference $4,525,357 at December 31, 2006)                 17,576            20,136
  Common stock, $0.01 par vaue, 50,000,000 shares authorized;
    39,761,309 and 34,445,666 shares issued and outstanding                  397,613           344,457
Additional paid-in capital                                                20,399,328        18,966,635
Accumulated deficit                                                      (20,342,998)      (20,058,340)
                                                                        ------------      ------------
     Total stockholders' equity (deficit)                                    480,798          (717,833)
                                                                        ------------      ------------
     Total liabilities and stockholders' equity (deficit)               $  2,749,960      $  1,619,370
                                                                        ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006 and 2005

                                                                2006              2005
                                                            ------------      ------------
Antimony Division
  Revenues                                                  $  3,292,109      $  2,467,546
                                                            ------------      ------------
  Cost of sales:
    Production costs                                           2,311,191         1,784,263
    Depreciation                                                  24,205            43,673
    Freight and delivery                                         176,413           166,782
    General and administrative                                    39,342            45,828
    Direct sales expense                                          60,142            48,104
                                                            ------------      ------------
     Total costs of sales                                      2,611,293         2,088,650
                                                            ------------      ------------
       Gross profit - antimony                                   680,816           378,896
                                                            ------------      ------------

Zeolite Division
  Revenues                                                     1,103,259         1,096,484
                                                            ------------      ------------
  Cost of sales:
    Production costs                                           1,082,740           863,058
    Depreciation                                                 109,259            84,256
    Freight and delivery                                          47,823            79,929
    General and administrative                                   112,239           156,600
    Royalties                                                    140,598           135,069
    Direct sales expense                                          68,204            48,937
                                                            ------------      ------------
     Total costs of sales                                      1,560,863         1,367,849
                                                            ------------      ------------
       Gross profit (loss) - zeolite                            (457,604)         (271,365)
                                                            ------------      ------------

  Total revenues - combined                                    4,395,368         3,564,030
  Total cost of sales - combined                               4,172,156         3,456,499
                                                            ------------      ------------
       Gross profit  - combined                                  223,212           107,531
                                                            ------------      ------------

Other operating (income) expenses:
  Corporate general and administrative                           349,511           313,450
  Exploration expense                                            211,098           230,879
  Gain on sale of properties, plants and equipment              (234,244)          (70,000)
  Change in estimated reclamation and remediation costs          (35,000)             --
                                                            ------------      ------------
    Other (income) expense                                       291,365           474,329
                                                            ------------      ------------

    Income (loss) from operations                                (68,153)         (366,798)
                                                            ------------      ------------

Other expenses:
  Interest expense, net                                          127,294           122,021
  Factoring expense                                               89,211            86,947
                                                            ------------      ------------
                                                                 216,505           208,968
                                                            ------------      ------------

Net loss                                                    $   (284,658)     $   (575,766)
                                                            ============      ============

Net loss per share of common stock - basic and diluted      $     (0.008)     $     (0.018)
                                                            ============      ============

Basic and diluted weighted average shares outstanding         36,917,464        32,520,051
                                                            ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) For the years ended December 31, 2006 and 2005

                                     Total Preferred Stock            Common Stock          Additional
                                   -------------------------   -------------------------       Paid      Accumulated
                                      Shares        Amount        Shares        Amount      In Capital     Deficit         Total
                                   -----------   -----------   -----------   -----------   -----------   ------------   -----------
Balances, December 31, 2004          2,832,076   $    28,320    31,528,816   $   315,289   $18,117,824   $(19,482,574)  $(1,021,141)

Issuance of common stock
and warrants for cash                     --            --       2,615,879        26,158       743,875           --         770,033

Issuance of Series D preferred
stock for cash                         115,000         1,150          --            --          21,850           --          23,000

Series A preferred stock
converted into common stock             (4,500)          (45)        4,500            45          --             --            --

Series D preferred stock
converted into common stock           (105,000)       (1,050)      105,000         1,050          --             --            --

Issuance of common stock in
satisfaction of debt                      --            --         191,471         1,915        55,526           --          57,441

Issuance of Series D pref.
stock to Directors for services        104,000         1,040          --            --          27,560           --          28,600

Net loss                                  --            --            --            --        (575,766)      (575,766)
                                   -----------   -----------   -----------   -----------   -----------   ------------   -----------

Balances, December 31, 2005          2,941,576        29,415    34,445,666       344,457    18,966,635    (20,058,340)     (717,833)

Issuance of common stock and
warrants for cash                         --            --       3,192,393        31,924       960,675           --         992,599

Issuance of common stock to
Directors for services                    --            --          91,000           910        34,580           --          35,490

Issuance of common stock to
Director in exchange for
equipment                                 --            --          45,000           450        27,000           --          27,450

Series D preferred stock
converted into common stock           (256,000)       (2,560)      256,000         2,560          --             --            --

Issuance of common stock in
satisfaction of debt                      --            --       1,406,250        14,062       267,188           --         281,250

Issuance of common stock in
exchange for remaining
interest in USAMSA                        --            --         100,000         1,000        60,000           --          61,000

Issuance of common stock to
Directors for services                    --            --         225,000         2,250        83,250           --          85,500

Net loss                                  --            --            --            --            --         (284,658)     (284,658)
                                   -----------   -----------   -----------   -----------   -----------   ------------   -----------
Balances, December 31, 2006          2,685,576   $    26,855    39,761,309   $   397,613   $20,399,328   $(20,342,998)  $   480,798
                                   ===========   ===========   ===========   ===========   ===========   ============   ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 and 2005

                                                                                      2006             2005
                                                                                  -----------      -----------
Cash Flows From Operating Activities:
  Net loss                                                                        $  (284,658)     $  (575,766)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation expense                                                              133,464          127,929
    Deferred financing costs as interest expense                                       11,250            7,500
    Stock issued to directors and officers as compensation                             35,490           28,600
    Gain on sale of properties, plants and equipment                                 (234,244)         (70,000)
    Change in estimated reclamation and remediation costs                             (35,000)            --
    Loss from unconsolidated investment                                                  --              3,527
    Change in:
     Accounts receivable                                                               15,718          (52,540)
     Inventories                                                                      (96,069)          48,063
     Restricted cash for reclamation bonds                                              3,821            4,595
     Accounts payable                                                                  93,871          120,296
     Accrued payroll and payroll taxes                                                (35,771)           1,612
     Other accrued liabilities                                                          1,627            2,289
     Deferred revenue                                                                 543,004           40,000
     Accrued interest payable                                                          36,859           22,692
     Payable to related parties                                                       (51,907)         (11,331)
                                                                                  -----------      -----------
       Net cash provided by (used by) operating activities                            137,455         (302,534)
                                                                                  -----------      -----------

Cash Flows From Investing Activities:
  Purchase of properties, plants, equipment and mineral rights                     (1,039,300)        (375,481)
  Proceeds from sale of properties, plants and equipment                               53,430           70,000
                                                                                  -----------      -----------
       Net cash used by investing activities                                         (985,870)        (305,481)
                                                                                  -----------      -----------

Cash Flows From Financing Activities:
  Proceeds from sale of common stock and warrants, net of commissions                 992,599          770,033
  Proceeds from sale of series D preferred stock                                         --             23,000
  Proceeds from long-term debt                                                           --            108,068
  Principal payments of long-term debt                                               (204,583)         (78,253)
  Change in checks issued and payable                                                  (9,077)          (4,507)
                                                                                  -----------      -----------
       Net cash provided by financing activities                                      778,939          818,341
                                                                                  -----------      -----------
       NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                                             (69,476)         210,326

Cash and cash equivalents at beginning of year                                        287,841           77,515
                                                                                  -----------      -----------
Cash and cash equivalents at end of year                                          $   218,365      $   287,841
                                                                                  ===========      ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED:
For the years ended December 31, 2006 and 2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                                              2006            2005
                                                                          -----------     -----------
  Cash paid during year for interest                                      $    96,839     $   131,348
                                                                          ===========     ===========

NON-CASH FINANCING ACTIVITIES:

  Proceeds from sales of property applied to loans                        $   180,815     $      --
                                                                          ===========     ===========

  Common stock issued to Director in exchange for equipment               $    27,450     $      --
                                                                          ===========     ===========

  Common stock issued to Directors in exchange for services performed     $    85,500     $      --
                                                                          ===========     ===========

  Common stock issued in satisfaction of debt and accrued interest        $   281,250     $    57,441
                                                                          ===========     ===========

  Series A preferred stock converted into common stock                    $      --       $        45
                                                                          ===========     ===========

  Series D preferred stock converted into common stock                    $     2,560     $     1,050
                                                                          ===========     ===========

  Note payable issued for investment in USAMSA                            $    55,000     $      --
                                                                          ===========     ===========

  Common stock issued for investment in USAMSA                            $    61,000     $      --
                                                                          ===========     ===========

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

     Mineral Rights
     --------------

     Mineral rights are capitalized in accordance with EITF 04-2 if they meet the definition as, "the legal right to explore, extract and retain at least a portion of the benefits from mineral deposits."

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

     Reclamation and Remediation
     ---------------------------

     All of the Company's mining operations are subject to reclamation and remediation requirements. Minimum standards for mine reclamation have been established by various governmental agencies. Costs are estimated based primarily upon environmental and regulatory requirements and are accrued. The liability for reclamation is classified as current or noncurrent based on the expected timing of expenditures.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   PROPERTIES, PLANTS AND  EQUIPMENT

     The major components of the Company's properties, plants and equipment at December 31, 2006 and 2005 are shown below. Approximately $1.2 million of capitalized costs at December 31, 2006 have not yet been placed in service and, therefore, have not been subject to depreciation

                                                      2006          2005
                                                  -----------   -----------
     Antimony:
         Equipment                                $ 1,312,032   $ 1,060,492
         Buildings                                    508,308       254,070
         Mineral Rights                               106,593
         Land                                         141,351           --
                                                  -----------   -----------
                                                    2,068,284     1,314,562
         Accumulated Depreciation                  (1,182,830)   (1,195,585)
                                                  -----------   -----------
                  Subtotal Antimony, net              885,454       118,977
                                                  -----------   -----------
     Zeolite:
         Equipment                                  1,332,684     1,035,953
         Building                                   1,194,044       976,246
                                                  -----------   -----------
                                                    2,526,728     2,012,199
         Accumulated Depreciation                  (1,346,841)   (1,200,621)
                                                  -----------   -----------
                  Subtotal Zeolite, net             1,179,887       811,578
                                                  -----------   -----------
     Properties, plants and equipment, net        $ 2,065,341   $   930,555
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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     As stated above, the Company had written its investment in USAMSA to zero at December 31, 2005. Therefore, these assets acquired had no book value at the purchase date. USAMSA had no liabilities at the date of acquisition. The purchase price was allocated to USAMSA's assets as follows:

               Land and permits                                   $ 47,000
               Plant                                                63,500
               Equipment                                            55,000
                                                                  --------
                                                                  $165,500
                                                                  ========

     At December 31, 2006, USAMSA's financial statements are included in the Company's consolidated financial statements.

8.   INVESTMENT IN ADM

     During 2005, the Company created a new subsidiary, Antimonio de Mexico SA de Cv ("ADM"). ADM was incorporated under the laws of Mexico and the State of Jalisco. On December 16, 2005, ADM signed a contract and option agreement that gives ADM the exclusive right to explore and exploit the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually. Total payments will not exceed $1,430,344, reduced by IVA taxes paid. All installment payments must be paid when and if ADM exercises the option to purchase. During the year ended December 31, 2005, $143,115 was paid under this agreement and was recorded as exploration expense. During the year ended December 31, 2006, the Company decided to pursue developing the concessions. The payments paid under this agreement in 2006 totaled $106,593 and were capitalized as mineral rights in accordance with the Company's accounting policies.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  DUE TO RELATED PARTIES, CONTINUED:

     Transactions affecting the payable to Mr. Lawrence during 2006 and 2005 were as follows:

                                                            2006         2005
                                                         ---------    ---------
     Balance, beginning of year                          $ 230,443    $ 231,427
     Equipment rental charges                               75,041       47,741
     Advances, net                                        (110,033)     (48,725)
                                                         ---------    ---------
     Balance, end of year                                $ 195,451    $ 230,443
                                                         =========    =========

11.  LONG-TERM DEBT

     Long-term debt at December 31, 2006 and 2005 is as follows:

                                                            2006         2005
                                                         ---------    ---------
Term note payable to First State Bank of Thompson
Falls, bearing interest at 9.0% through February
2008, then Wall Street prime rate plus 3.75% through
maturity; payable in monthly installments of $6,220;
maturing January 2020                                    $ 207,800    $ 493,969

Note payable to First State Bank of Thompson Falls,
bearing interest at 10.5%; payable in monthly
installments of $1,073; maturing June 2008                  17,814       27,145

Note payable to First State Bank of Thompson Falls,
bearing interest at 10.5%; principal plus interest
due in April 2006                                              --        75,100

Equipment note payable, bearing interest at 7.25%
through April 2004, then bank prime through maturity;
payable in monthly installments of $393; maturing
April 2009                                                   8,293       13,090

Note payable, bearing interest at 10%; payable in
four annual installments of $10,000 each beginning
December 2005; not collateralized                           20,000       30,000


Note payable to an individual due in 2007. The
balance will be paid by a transfer of the Company's
equipment.                                                  55,000          --
                                                         ---------    ---------
                                                           308,907      639,304
Less current portion                                      (138,842)    (130,801)
                                                         ---------    ---------
Noncurrent portion                                       $ 170,065    $ 508,503
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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  SECURED CONVERTIBLE AND CONVERTIBLE NOTES PAYABLE, CONTINUED:

     Stock Purchase Warrants and Deferred Financing Charges
     ------------------------------------------------------

     In connection with the issuance of the secured convertible and convertible notes payable, Mr. Dugan and Mr. Lawrence were issued 2,000,000 and 1,000,000 stock purchase warrants, respectively. The warrants expire in December of 2008 and are exercisable for shares of the Company's unregistered common stock at $0.20 per share.

     The Company accounted for the detachable warrants issued in connection with the notes in accordance with Accounting Principles Board Opinion No. 14, and estimated a fair value of $0.01 per warrant, or $30000 attributable to the detachable warrants. The resulting value was recorded as a deferred financing cost and is being amortized as interest expense over the terms of the respective convertible notes payable. During the years ended December 31, 2006 and 2005, $11,350 and $7,500, respectively of interest expense was recognized as a result of amortizing the deferred offering costs.

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

     Issuance of Common Stock for Services and Property
     --------------------------------------------------

     During 2006, the Company issued common stock to its directors as follows:

          o    All directors for services - a total of 91,000 shares
          o    Two directors for work performed - 225,000 shares
          o One director in exchange for equipment - 45,000 shares and warrants to purchase 45,000 shares at $0.30.
          o    One director in exchange for USAMSA stock - 100,000 shares

     Common Stock Issued in Satisfaction of Debt
     -------------------------------------------

     During 2006 and 2005, the Company issued 1,406,250 and 191,471 shares, respectively, of its unregistered common stock in satisfaction of debt and related accrued interest.

     Series D Preferred Stock Cancelled and Reissued as Common Stock
     ---------------------------------------------------------------

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

     Transactions in common stock warrants are as follows:

                                                                       Number of     Exercise
                                                                       Warrants       Prices
                                                                      ----------    -----------
     Balance, December 31, 2004                                        9,467,269    $0.25-$0.45
     Warrants granted in connection with 2005 stock sales              1,530,002    $0.60-$0.60
     Warrants granted to lender                                          150,000    $0.03-$0.30
     Warrants exercised                                                 (705,167)   $0.25-$0.35
     Warrants expired and cancelled                                   (2,295,409)   $0.30-$0.45
                                                                      ----------
     Balance, December 31, 2005                                        8,146,695    $0.25-$0.60
     Warrants granted in connection with 2006 stock sales              2,029,391    $0.50-$0.75
     Warrants granted in connection with 2006 equipment purchase          45,000       $0.30
     Warrants exercised                                                 (400,000)   $0.25-$0.30
     Warrants expired and cancelled                                   (1,450,001)   $0.20-$0.30
                                                                      ----------
     Balance, December 31, 2006                                        8,371,085    $0.25-$0.75
                                                                      ==========

     The above common stock warrants expire as follows:

                                                                       Number of     Exercise
                                                                       Warrants       Prices
                                                                      ----------    -----------
     Balance, December 31, 2004                                        1,462,398    $0.20-$0.30
     Warrants granted in connection with management incentive          1,000,000       $0.25
     Warrants exercised                                                 (115,000)      $0.20
     Warrants expired and cancelled                                     (151,213)      $0.20
                                                                      ----------
     Balance, December 31, 2005                                        2,196,185    $0.20-$0.30
     Warrants granted                                                        --
     Warrants exercised                                                      --
     Warrants expired and cancelled                                     (335,000)   $0.20-$0.30
                                                                      ----------
     Balance, December 31, 2006                                        1,861,185    $0.20-$0.30
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

     Series D
     --------

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
                         ---------
                         1,861,185
                         =========

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED:

     Series D, continued

     The above Series D preferred stock warrants expire as follows:

           Year Ended December 31:

     2007                      1,841,692
     2008                      4,155,002
     2009                      1,974,391
     2010                        150,000
     2011                            --
     Non-expiring                250,000
                               ---------
                               8,371,085
                               =========

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

15.  INCOME TAXES

     The Company had no income tax provision or benefit for the years ended December 31, 2006 and 2005.

     At December 31, 2006 and 2005, the Company had net deferred tax assets composed as follows:

                                                            2006          2005
                                                         ---------    ---------
     Arising from differences in the book and
     tax basis of certain property assets                $ 300,000    $ 300,000
     Arising from limitation in deduction of
     foreign exploration costs                           $ 150,000
     Arising from net tax operating loss
     carryforwards                                       1,174,000    1,650,000
                                                         ---------    ---------
     Total deferred tax assets                           1,624,000    1,950,000
     Valuation allowance                                (1,624,000)  (1,950,000)
                                                         ---------    ---------
     Net deferred tax assets                             $     --     $     --
                                                         =========    =========

     The deferred tax assets were calculated based on an estimated 34% income tax rate. As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the net deferred tax assets at both December 31, 2006 and 2005 has been established.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  INCOME TAXES, CONTINUED

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

19.  BUSINESS SEGMENTS

     The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments for the years ended December 31, 2006 and 2005 is as follows:

                                                        2006          2005
                                                    -----------    -----------
     Capital expenditures:

     Antimony
     United States                                  $     5,983    $    49,493
     Mexico                                             747,740            --
                                                    -----------    -----------
     Subtotal Antimony                                  753,723         49,493
     Zeolite                                            514,528        325,988
                                                    -----------    -----------
                                                    $ 1,268,251    $   375,481
                                                    ===========    ===========

Properties, plants, equipment and mineral rights, net:

     Antimony
     United States                                  $   137,714    $   118,977
     Mexico                                             747,740            --
                                                    -----------    -----------
     Subtotal Antimony                                  885,454        118,977
     Zeolite                                          1,179,887        811,578
                                                    -----------    -----------
                                                    $ 2,065,341    $   930,555
                                                    ===========    ===========

     Total Assets:
     Antimony
     United States                                    $ 527,059    $   350,243
     Mexico                                             747,740            --
                                                    -----------    -----------
     Subtotal Antimony                                1,274,799        350,243
     Zeolite                                          1,253,046        951,104
     Corporate                                          222,115        318,023
                                                    -----------    -----------
                                                    $ 2,749,960    $ 1,619,370
                                                    ===========    ===========

     See Note 2 regarding sales to major customers.