Form 10QSB
period 2007-06-30
UNITED STATES ANTIMONY CORP
filed 2007-08-21
CIK 101538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2007

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

At August 15, 2007 the registrant had outstanding 41,822,024 shares of par value $0.01 common stock.

================================================================================

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                                 FOR THE PERIOD
                               ENDED JUNE 30, 2007



                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements................................................1-7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................7-11

Item 3:  Controls and Procedures..............................................12



PART II - OTHER INFORMATION

Item 1:  Legal Proceedings....................................................13

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds..........13

Item 3:  Defaults upon Senior Securities......................................13

Item 4:  Submission of Matters to a Vote of Security Holders..................13

Item 5:  Other Information....................................................13

Item 6:  Exhibits and Reports on Form 8-K.....................................13


SIGNATURE.....................................................................14

CERTIFICATIONS.............................................................15-16





          [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                     (UNAUDITED)
                                                                    JUNE 30, 2007
                                                                    -------------
                                     ASSETS
Current assets:
   Cash                                                             $       4,155
   Accounts receivable, less allowance
     for doubtful accounts of $30,000                                     312,132
   Inventories                                                            200,047
                                                                    -------------
        Total current assets                                              516,334

Properties, plants and equipment, net                                   2,603,118
Restricted cash for reclamation bonds                                      72,224
                                                                    -------------
Total assets                                                        $   3,191,676
                                                                    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Checks issued and payable                                        $      78,975
   Accounts payable                                                       777,576
   Accrued payroll and payroll taxes                                      135,648
   Other accrued liabilities                                               77,834
   Deferred revenue                                                       184,072
   Accrued interest payable                                                58,326
   Payable to related parties                                             241,474
   Convertible note payable                                               100,000
   Long-term debt, current                                                115,451
                                                                    -------------
        Total current liabilities                                       1,769,356

Deferred revenue, noncurrent                                              400,000
Long-term debt, noncurrent                                                117,748
Accrued reclamation and remediation costs, noncurrent                     107,500
                                                                    -------------
        Total liabilities                                               2,394,604
                                                                    -------------

Commitments and contingencies (Note 3)

Stockholders' equity
   Preferred stock $0.01 par value, 10,000,000 shares authorized:
     Series A:  no shares issued and outstanding                               --
     Series B: 750,000 shares issued and outstanding
      (liquidation preference $847,500 at December 31, 2006)                7,500
     Series C: 177,904 shares issued and outstanding
      (liquidation preference $97,847 at December 31, 2006)                 1,779
     Series D: 1,757,672 shares issued and outstanding
      (liquidation preference $4,525,357 at December 31, 2006)             17,576
   Common stock, $0.01 par vaue, 50,000,000 shares authorized;
     41,418,024 shares issued and outstanding                             414,180
   Additional paid-in capital                                          20,857,889
   Accumulated deficit                                                (20,501,852)
                                                                    -------------
        Total stockholders' equity                                        797,072
                                                                    -------------
        Total liabilities and stockholders' equity                  $   3,191,676
                                                                    =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                           ------------------------------    ------------------------------
                                                           JUNE 30, 2007    JUNE 30, 2006    JUNE 30, 2007    JUNE 30, 2006
                                                           -------------    -------------    -------------    -------------
ANTIMONY DIVISION
   Revenues                                                $   1,098,610    $     866,118    $   2,192,667    $   1,627,857
                                                           -------------    -------------    -------------    -------------
   Cost of sales:
        Production costs                                         836,196          615,132        1,594,162        1,159,706
        Depreciation                                               5,126            9,434           10,251           15,514
        Freight and delivery                                      49,988           53,860          114,007          105,008
        General and administrative                                 4,193            7,360            7,986           17,000
        Direct sales expense                                      11,797           19,610           21,667           35,631
                                                           -------------    -------------    -------------    -------------
           Total cost of sales                                   907,300          705,396        1,748,073        1,332,859
                                                           -------------    -------------    -------------    -------------
              Gross profit - antimony                            191,310          160,722          444,594          294,998
                                                           -------------    -------------    -------------    -------------

ZEOLITE DIVISION
   Revenues                                                      268,968          286,345          524,676          496,365
                                                           -------------    -------------    -------------    -------------
   Cost of sales:                                                     --
        Production costs                                         278,996          241,739          577,368          508,547
        Depreciation                                              30,814           28,549           60,084           55,807
        Freight and delivery                                      22,907           10,637           38,889           21,532
        General and administrative                                76,616           22,778          101,909           44,291
        Royalties                                                 31,472           38,299           61,608           65,383
        Direct sales expense                                      13,802           23,235           24,267           36,405
                                                           -------------    -------------    -------------    -------------
           Total cost of sales                                   454,607          365,237          864,125          731,965
                                                           -------------    -------------    -------------    -------------
              Gross profit (loss) - zeolite                     (185,639)         (78,892)        (339,449)        (235,600)
                                                           -------------    -------------    -------------    -------------

   Total revenues - combined                                   1,367,578        1,152,463        2,717,343        2,124,222
   Total cost of sales - combined                              1,361,907        1,070,633        2,612,198        2,064,824
                                                           -------------    -------------    -------------    -------------
              Gross profit - combined                              5,671           81,830          105,145           59,398
                                                           -------------    -------------    -------------    -------------

   Other operating (income) expenses:
        Corporate general and administrative                      83,736           60,474          180,003          163,458
        Exploration expense                                       36,667           76,326          116,296          209,976
        Gain on sale of properties, plants and equipment         (38,493)              --          (97,541)              --
                                                           -------------    -------------    -------------    -------------
        Other operating (income) expenses                         81,910          136,800          198,758          373,434
                                                           -------------    -------------    -------------    -------------
        Income (loss) from operations                            (76,239)         (54,970)         (93,613)        (314,036)
                                                           -------------    -------------    -------------    -------------

   Other expenses:
        Interest expense, net                                     15,484           27,415           20,687           50,482
        Factoring expense                                         22,364           23,755           44,575           42,751
                                                           -------------    -------------    -------------    -------------
        Other expenses                                            37,848           51,170           65,262           93,233
                                                           -------------    -------------    -------------    -------------

Net loss                                                   $    (114,087)   $    (106,140)   $    (158,875)   $    (407,269)
                                                           =============    =============    =============    =============

Net loss per share of common stock - basic and diluted               Nil              Nil              Nil    $       (0.01)
                                                           =============    =============    =============    =============

Basic and diluted weighted average shares outstanding         40,904,091       35,293,850       40,640,099       34,951,825
                                                           =============    =============    =============    =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                            FOR THE SIX MONTHS ENDED
                                                                         ------------------------------
                                                                         JUNE 30, 2007    JUNE 30, 2006
                                                                         -------------    -------------
Cash Flows From Operating Activities:
   Net loss                                                              $    (158,875)   $    (407,269)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
        Depreciation expense                                                    70,335           75,070
        Deferred financing costs as interest expense                             3,750               --
        Gain on sale of properties, plants and equipment                       (97,541)              --
        Change in:
           Accounts receivable                                                (218,536)        (119,748)
           Inventories                                                          85,765           43,117
           Restricted cash for reclamation bonds                                10,872               --
           Accounts payable                                                     70,379           35,726
           Accrued payroll and payroll taxes                                    67,379          (29,177)
           Other accrued liabilities                                            (2,467)          (6,088)
           Deferred revenue                                                    (28,932)         (34,290)
           Accrued interest payable                                               (865)          14,890
           Payable to related parties                                           17,025          (14,852)
                                                                         -------------    -------------
              Net cash provided by (used by) operating activities             (181,711)        (442,621)
                                                                         -------------    -------------

Cash Flows From Investing Activities:
   Purchase of properties, plants and equipment                               (556,146)        (289,429)
   Proceeds from sale of properties, plants and equipment                       97,541               --
                                                                         -------------    -------------
              Net cash used by investing activities                           (458,605)        (289,429)
                                                                         -------------    -------------

Cash Flows From Financing Activities:
   Proceeds from sale of common stock and warrants, net of commissions         475,128          637,800
   Proceeds from long-term debt                                                 47,713               --
   Principal payments of long-term debt                                       (123,421)         (73,632)
   Change in checks issued and payable                                          26,686           22,428
                                                                         -------------    -------------
              Net cash provided by financing activities                        426,106          586,596
                                                                         -------------    -------------
              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (214,210)        (145,454)

Cash and cash equivalents at beginning of period                               218,365          287,841
                                                                         -------------    -------------
Cash and cash equivalents at end of period                               $       4,155    $     142,387
                                                                         =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Property, plants & equipment acquired with accounts payable        $      51,966    $      95,000
                                                                         =============    =============

      Common stock issued in exchange for equipment                      $          --    $      43,500
                                                                         =============    =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. Certain consolidated financial statement amounts for the six month period ended June 30, 2006 have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2006.

The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2007, the Company had negative working capital of approximately $1,250,000, an accumulated deficit of approximately $20.5 million, and total stockholders' equity of approximately $797,000. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

2.  LOSS PER COMMON SHARE:

The Company accounts for its loss per common share according to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants to purchase the Company's common stock (approximately 7,714,394 at June 30, 2007) and common stock issuable upon the conversion of a convertible note payable (approximately 500,000 at June 30, 2007) are excluded from the calculations when their effect is antidilutive.

3.  COMMITMENTS AND CONTINGENCIES:

The Company's management believes that USAC is currently in substantial compliance with environmental regulatory requirements and that its accrued environmental reclamation and remediation costs are representative of management's estimate of costs required to fulfill its reclamation and remediation obligations. Such costs are accrued at the time the expenditure becomes probable and the costs can reasonably be estimated. The Company recognizes, however, that in some cases future environmental expenditures cannot be reliably determined due to the uncertainty of specific remediation methods, conflicts between regulating agencies relating to remediation methods and environmental law interpretations, and changes in environmental laws and regulations. Any changes to the Company's reclamation plans as a result of these factors could have an adverse affect on the Company's operations. The range of possible losses in excess of the amounts accrued cannot be reasonably estimated at this time.

In March of 2007, the Company sustained an industrial accident at the BRZ mine. Based upon preliminary discussions with federal safety regulators, the Company has recorded an estimated penalty of $39,635 as of June 30, 2007; the actual amount could differ from this estimate.

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

                                                  FOR THE SIX
                                                  MONTHS ENDED
                                                    AND AS OF
                                                   JUNE, 2007
                                                 --------------
        Capital expenditures:
           Antimony
              United States                      $      103,982
              Mexico                                      2,000
                                                 --------------
              Subtotal Antimony                         105,982
           Zeolite                                      502,130
                                                 --------------
                                                 $      608,112
                                                 ==============

        Properties, plants and equipment, net:
           Antimony
              United States                      $      231,445
              Mexico                                    749,740
                                                 --------------
              Subtotal Antimony                         981,185
           Zeolite                                    1,621,933
                                                 --------------
                                                 $    2,603,118
                                                 ==============

        Inventory:
           Antimony
              United States                      $      189,681
              Mexico                                         --
                                                 --------------
              Subtotal Antimony                         189,681
           Zeolite                                       10,366
                                                 --------------
                                                 $      200,047
                                                 ==============

        Total Assets:
           Antimony
              United States                      $      733,135
              Mexico                                    749,740
                                                 --------------
              Subtotal Antimony                       1,482,875
           Zeolite                                    1,704,646
           Corporate                                      4,155
                                                 --------------
                                                 $    3,191,676
                                                 ==============

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

The Company adopted SFAS No. 155 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the six months ended June 30, 2007 as a result of the adoption of SFAS No 155. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 155.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 ("FIN No. 48") "Accounting for Uncertainty in Income Taxes," FIN No. 48 clarifies the accounting for uncertainly in income taxes recognized in accordance with SFAS No. 109 "Accounting for Income Taxes," prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2004 through 2006 tax years. In the event that the Company is assessed penalties and or interest; penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the six months ended June 30, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157), which will become effective in our 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. We have not yet determined the effect that adoption of SFAS 157 may have on our results of operations or financial position.


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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2006.

The Company's operations resulted in a net loss of $114,087 for the three-month period ended June 30, 2007, compared with a net loss of $106,140 for the same period ended June 30, 2006. The decrease in the loss for the second quarter of 2007 compared to the similar period of 2006 is primarily due to an increase in sales of antimony, a decrease in expenses related to the exploration of the Mexican Project and the gain on sales of mining claims.

ANTIMONY DIVISION:

Total revenues from antimony product sales for the second quarter of 2007 were $1,098,610 compared with $866,118 for the comparable quarter of 2006, an increase of $232,492. During the three-month period ended June 30, 2007, 51% of the Company's revenues from antimony product sales was from sales to one customer. Sales of antimony products during the second quarter of 2007 consisted of 441,080 pounds at an average sale price of $2.49 per pound. During the second quarter of 2006 sales of antimony products consisted of 390,230 pounds at an average sale price of $2.21 per pound.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

The cost of antimony production was $836,196, or $1.90 per pound sold during the second quarter of 2007 compared to $615,132 or $1.57 per pound sold during the second quarter of 2006. The increase in price per pound was due to increased costs of raw materials.

Antimony depreciation for the second quarter of 2007 was $5,126 which was comparable to $9,434 for the second quarter of 2006.

Antimony freight and delivery expense for the second quarter of 2007 was $49,988 compared to $53,860 during the second quarter of 2006. The decrease was due to the decrease of freight costs.

General and administrative expenses in the antimony division were $4,193 during the second quarter of 2007 compared to $7,360 during the same quarter in 2006. The decrease is due to a decrease in finance charges on purchases.

Antimony sales expenses were $11,797 for the second quarter of 2007 compared to $19,610 for the same quarter in 2006. The decrease is due to fewer commissions paid to sales personnel.

ZEOLITE DIVISION:

Sales of zeolite products during the second quarter of 2007 were $268,968 at an average sales price of $126.34 per ton, compared with the same quarter sales in 2006 of $286,345 at an average sales price of $110.68 per ton. The decrease in sales for the second quarter of 2007 compared to the same quarter of 2006 was due to a decrease of approximately 458 tons sold during the second quarter of 2007.

The cost of zeolite production was $278,996 for the second quarter of 2007 compared to $241,739 during the second quarter of 2006. The increase was principally due to the increased prices for fuel, labor, and materials.

Zeolite depreciation for the second quarter of 2007 was $30,814 compared to $28,549 for the second quarter of 2006. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

Zeolite freight and delivery for the second quarter of 2007 was $22,907 compared to $10,637 for the second quarter of 2006. The increase is due to higher fuel prices.

During the second quarter of 2007, the Company incurred costs totaling $76,616 associated with general and administrative expenses at Bear River Zeolite Company, compared to $22,778 of such expenses in the comparable quarter of 2006. The increase was due to increases in fines and travel expenses.

Zeolite sales expenses were $13,802 during the second quarter of 2007 compared to $23,235 during the second quarter of 2006. The decrease is related to fewer commissions paid to sales personnel.

ADMINISTRATIVE OPERATIONS

Interest expense of $15,484 was incurred during the second quarter of 2007 compared to $27,415 during the second quarter of 2006. The decrease in interest resulted from additional principal payments on debt with cash provided by sales of mining claims.

Accounts receivable factoring expense was $22,364 during the second quarter of 2007 compared to $23,755 during the second quarter of 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

General and administrative expenses for the corporation were $83,736 during the second quarter of 2007 compared to $60,474 for the same quarter in 2006. The increase is due to an increase in accounting expense.

Exploration expense has decreased by $39,659 from the quarter ended June 30, 2006 due to an increased focus on plant construction.

The Company sold certain mining claims during the second quarter of 2007 that resulted in a gain on sale of property $38,493 during the second quarter of 2007. No such sales were transacted during the second quarter of 2006.

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2006.

The Company's operations resulted in a loss of $158,875 for the six-month period ended June 30, 2007, compared with a net loss of $407,269 for the same period ended June 30, 2006. The decrease in the loss for the first six months of 2007 compared to the similar period of 2006 is primarily due to an increase in sales of antimony, a decrease in expenses related to the exploration of the Mexican Project and the gain on sales of mining claims.

ANTIMONY DIVISION:

Total revenues from antimony product sales for the first six months of 2007 were $2,192,667 compared with $1,627,857 for the first six months of 2006, an increase of $564,810. During the six-month period ended June 30, 2007, 46% of the Company's revenues from antimony product sales was from sales to one customer. Sales of antimony products during the first six months of 2007 consisted of 911,972 pounds at an average sale price of $2.40 per pound. During the first six months of 2006 sales of antimony products consisted of 786,530 pounds at an average sale price of $2.07 per pound.

The cost of antimony production was $1,594,162, or $1.75 per pound sold during the first six months of 2007 compared to $1,159,706 or $1.47 per pound sold during the first six months of 2006. The increase in price per pound was due to increased costs of raw materials.

Antimony depreciation for the first six months of 2007 was $10,251 which was comparable to $15,514 for the first six months of 2006.

Antimony freight and delivery expense for the first six months of 2007 was $114,007 compared to $105,008 during the first six months of 2006. The increase was due to the increase of product shipped.

General and administrative expenses in the antimony division were $7,986 during the first six months of 2007 compared to $17,000 during the same quarter in 2006. The decrease is due to a decrease in finance charges on purchases.

Antimony sales expenses were $21,667 for the first six months of 2007 compared to $35,631 for the same quarter in 2006. The decrease is due to fewer commissions paid to sales personnel.

ZEOLITE DIVISION:

Sales of zeolite products during the first six months of 2007 were $524,676 compared with the same period's sales in 2006 of $496,365. The increase in sales for the first six months of 2007 compared to the first six months of 2006 was due to an increase in tons sold during the first six months of 2007.

The cost of zeolite production was $577,368 for the first six months of 2007 compared to $508,547 during the first six months of 2006. The increase was principally due to the increased prices for fuel, labor, and materials.

Zeolite depreciation for the first six months of 2007 was $60,084 compared to $55,807 for the first six months of 2006. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

Zeolite freight and delivery for the first six months of 2007 was $38,889 compared to $21,532 for the first six months of 2006. The increase is due to the increase of tons shipped.

During the first six months of 2007, the Company incurred costs totaling $101,909 associated with general and administrative expenses at Bear River Zeolite Company, compared to $44,291 of such expenses in the comparable quarter of 2006. The increase was due to increases in fines and travel expenses.

Zeolite sales expenses were $24,267 during the first six months of 2007 compared to $36,405 during the first six months of 2006. The decrease is related to fewer commissions paid to sales personnel.

ADMINISTRATIVE OPERATIONS

Interest expense of $20,687 was incurred during the first six months of 2007 compared to $50,482 during the first six months of 2006. The decrease in interest resulted from additional principal payments on debt with cash provided by sales of mining interests.

Accounts receivable factoring expense was $44,575 during the first six months of 2007 compared to $42,751 during the first six months of 2006. The increase was primarily due to the increase in sales.

General and administrative expenses for the corporation were $180,003 during the first six months of 2007 compared to $163,458 for the first six months of 2006. The increase is due to an increase in accounting expense.

Exploration expense has decreased by $93,680 from the six months ended June 30, 2006 due to an increased focus on plant construction.

The company sold certain mining claims during the first six months of 2007 that resulted in a gain on sale of property $97,541 during the first six months of 2007. No such sales were transacted during the first six months of 2006.


FINANCIAL CONDITION AND LIQUIDITY

At June 30, 2007, Company assets totaled $3,191,676 and stockholders' equity was $797,072. Stockholders' equity increased $316,274 from December 31, 2006, primarily due to sales of common stock. At June 30, 2007, the Company's total current liabilities exceeded its total current assets by $1,253,022. Due to the Company's operating losses and negative working capital, the Company's independent accountants included a paragraph in the Company's 2006 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must generate profits from its antimony and zeolite sales and to acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such. The Company's management is confident, however, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

Cash used by operating activities during the first six months of 2007 was $181,711, and resulted primarily from an increase in accounts receivable parties and the non-cash affects of depreciation and amortization expenses and the gain on sale of properties, plants and equipment.

Cash used in investing activities during the first six months of 2007 was $458,605 and primarily related to the BRZ Raymond Mill Project.

Net cash provided by financing activities was $426,106 during the first six months of 2007 and was primarily generated from proceeds from the sale of common stock and exercise of warrants.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007.

Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2007. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have been no changes during the quarter ended June 30, 2007 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

None



ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2007, the Company sold shares of its restricted common stock and warrants as follows: 317,500 shares for $0.35 per share ($111,125) and 92,600 shares for $.053 ($49,465). In addition, the Company issued 100,000 shares of its restricted common stock for $0.25 ($25,000) to an exercising warrant holder. Both the common stock and the common stock underlying the warrants are restricted as defined under Rule 144. In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.



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



                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)




By: /s/ John C. Lawrence                                   Date: August 21, 2007
    ------------------------------------------                   ---------------
    John C. Lawrence, Director and President
    (Principal Executive, Financial and Accounting Officer)