Form 10QSB
period 2007-09-30
UNITED STATES ANTIMONY CORP
filed 2007-11-13
CIK 101538

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ______ to ______.


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

                                 YES [ ] No [X]

At November 15, 2007 the registrant had outstanding 42,473,691 shares of par value $0.01 common stock.
================================================================================

                       UNITED STATES ANTIMONY CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                                 FOR THE PERIOD
                            ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS

                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements................................................1-7

Item 2: Management's Discussion and Analysis of Results
        of Operations and Financial Condition..............................7-11

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

CERTIFICATIONS............................................................15-16


          [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                    (Unaudited)
                                                                   September 30,
                                                                       2007
                                                                   ------------
                                   ASSETS
Current assets:
  Cash                                                             $     64,926
  Accounts receivable, less allowance
    for doubtful accounts of $30,000                                    146,543
  Inventories                                                           312,018
                                                                   ------------
      Total current assets                                              523,487

Properties, plants and equipment, net                                 2,686,226
Restricted cash for reclamation bonds                                    65,736
                                                                   ------------
      Total assets                                                 $  3,275,449
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Checks issued and payable                                        $     63,110
  Accounts payable                                                      690,473
  Accrued payroll and payroll taxes                                      78,662
  Other accrued liabilities                                              77,807
  Deferred revenue                                                      168,768
  Accrued interest payable                                               60,846
  Payable to related parties                                            225,575
  Convertible note payable to a related party                           100,000
  Long-term debt, current                                                90,227
                                                                   ------------
      Total current liabilities                                       1,555,468

  Deferred revenue, noncurrent                                          400,000
  Long-term debt, noncurrent                                             69,932
  Accrued reclamation and remediation costs, noncurrent                 107,500
                                                                   ------------
      Total liabilities                                               2,132,900
                                                                   ------------

Commitments and contingencies (Note 3)

Stockholders' equity:
  Preferred stock $0.01 par value, 10,000,000 shares authorized:
    Series A:  no shares issued and outstanding                            --
    Series B: 750,000 shares issued and outstanding
      (liquidation preference $847,500 at December 31, 2006)              7,500
    Series C: 177,904 shares issued and outstanding
      (liquidation preference $97,847 at December 31, 2006)               1,779
    Series D: 1,751,005 shares issued and outstanding
      (liquidation preference $4,508,690 at December 31, 2006)           17,510
  Common stock, $0.01 par vaue, 50,000,000 shares authorized;
    42,473,691 shares issued and outstanding                            424,737
  Additional paid-in capital                                         21,206,849
  Accumulated deficit                                               (20,515,826)
                                                                   ------------
      Total stockholders' equity                                      1,142,549
                                                                   ------------
      Total liabilities and stockholders' equity                   $  3,275,449
                                                                   ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

                                                          For the three months ended      For the nine months ended
                                                         ----------------------------    ----------------------------
                                                           Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                             2007            2006            2007            2006
                                                         ------------    ------------    ------------    ------------
Antimony Division
  Revenues                                               $    980,196    $    780,917    $  3,172,863    $  2,408,774
                                                         ------------    ------------    ------------    ------------
  Cost of sales:
    Production costs                                          693,589         477,478       2,287,751       1,637,184
    Depreciation                                                5,125          10,096          15,376          25,609
    Freight and delivery                                       41,621          43,295         155,628         148,304
    General and administrative                                  1,704           6,791           9,690          23,791
    Direct sales expense                                       12,083          13,001          33,750          48,632
                                                         ------------    ------------    ------------    ------------
       Total cost of sales                                    754,122         550,661       2,502,195       1,883,520
                                                         ------------    ------------    ------------    ------------
           Gross profit - antimony                            226,074         230,256         670,668         525,254
                                                         ------------    ------------    ------------    ------------

Zeolite Division
  Revenues                                                    326,018         384,527         850,694         880,892
                                                         ------------    ------------    ------------    ------------
  Cost of sales:
    Production costs                                          281,450         270,550         858,818         779,097
    Depreciation                                               49,509          29,037         109,593          84,844
    Freight and delivery                                       14,556          18,454          53,445          39,986
    General and administrative                                 36,494          31,670         138,403          75,961
    Royalties                                                  39,441          35,539         101,049         100,922
    Direct sales expense                                       13,492          19,419          37,759          55,824
                                                         ------------    ------------    ------------    ------------
       Total cost of sales                                    434,942         404,669       1,299,067       1,136,634
                                                         ------------    ------------    ------------    ------------
           Gross profit (loss) - zeolite                     (108,924)        (20,142)       (448,373)       (255,742)
                                                         ------------    ------------    ------------    ------------

  Total revenues - combined                                 1,306,214       1,165,444       4,023,557       3,289,666
  Total cost of sales - combined                            1,189,064         955,330       3,801,262       3,020,154
                                                         ------------    ------------    ------------    ------------
        Gross profit - combined                               117,150         210,114         222,295         269,512
                                                         ------------    ------------    ------------    ------------

Other operating (income) expenses:
  Corporate general and administrative                         32,717          66,614         212,720         230,072
  Exploration expense                                          85,434         125,655         201,730         335,631
  Gain on sale of properties, plants and equipment            (30,000)           --          (127,541)           --
                                                         ------------    ------------    ------------    ------------
        Other operating (income) expenses                      88,151         192,269         286,909         565,703
                                                         ------------    ------------    ------------    ------------
        Income (loss) from operations                          28,999          17,845         (64,614)       (296,191)
                                                         ------------    ------------    ------------    ------------

Other expenses:
  Interest expense, net                                        14,197          24,592          34,884          75,074
  Factoring expense                                            28,776          26,013          73,351          68,764
                                                         ------------    ------------    ------------    ------------
        Other expenses                                         42,973          50,605         108,235         143,838
                                                         ------------    ------------    ------------    ------------

Net loss                                                 $    (13,974)   $    (32,760)   $   (172,849)   $   (440,029)
                                                         ============    ============    ============    ============

Net loss per share of common stock - basic and diluted            Nil             Nil             Nil    $      (0.01)
                                                         ============    ============    ============    ============

Basic and diluted weighted average shares outstanding      41,825,068      37,283,985      41,021,940      35,736,439
                                                         ============    ============    ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                               For the nine months ended
                                                                               --------------------------
                                                                              September 30,   September 30,
                                                                                  2007            2006
                                                                               ----------      ----------
Cash Flows From Operating Activities:
  Net loss                                                                     $ (172,849)     $ (440,029)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Common stock issued for directors services                                       --            49,500
    Depreciation expense                                                          124,969         117,327
    Deferred financing costs as interest expense                                    3,750            --
    Gain on sale of properties, plants and equipment                             (127,541)           --
    Change in:
      Accounts receivable                                                         (52,947)         47,970
      Inventories                                                                 (26,206)       (121,408)
      Restricted cash for reclamation bonds                                        17,360          (3,927)
      Accounts payable                                                             10,969          56,264
      Accrued payroll and payroll taxes                                            10,393         (30,656)
      Other accrued liabilities                                                    (2,494)         (6,191)
      Deferred revenue                                                            (44,236)        (48,265)
      Accrued interest payable                                                      1,655         (10,110)
      Payable to related parties                                                    1,126         (24,052)
                                                                               ----------      ----------
        Net cash used by operating activities                                    (256,051)       (413,577)
                                                                               ----------      ----------

Cash Flows From Investing Activities:
  Purchase of properties, plants and equipment                                   (678,445)       (438,371)
  Proceeds from sale of properties, plants and equipment                          127,541            --
                                                                               ----------      ----------
        Net cash used by investing activities                                    (550,904)       (438,371)
                                                                               ----------      ----------

Cash Flows From Financing Activities:
  Proceeds from sale of common stock and warrants, net of commissions             834,578         772,800
  Principal payments of long-term debt                                           (191,883)       (111,912)
  Change in checks issued and payable                                              10,821           4,546
                                                                               ----------      ----------
        Net cash provided by financing activities                                 653,516         665,434
                                                                               ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (153,439)       (186,514)

Cash and cash equivalents at beginning of period                                  218,365         287,841
                                                                               ----------      ----------
Cash and cash equivalents at end of period                                     $   64,926      $  101,327
                                                                               ==========      ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Non-cash investing and financing activities:
    Properties, plants & equipment acquired with accounts payable              $   24,256      $   95,000
    Properties, plants & equipment purchased with long-term debt                   43,153            --
    Common stock issued for conversion of preferred stock                              66            --
    Common stock issued for conversion of debt and related accrued interest          --           281,251
    Common stock issued for acquisition of properties, plants, & equipment           --            43,500

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. Certain consolidated financial statement amounts for the nine month period ended September 30, 2006 have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2006.

The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2007, the Company had negative working capital of approximately $1,030,000, an accumulated deficit of approximately $20.5 million, and total stockholders' equity of approximately $1,143,000. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

2. LOSS PER COMMON SHARE:

The Company accounts for its loss per common share according to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants to purchase the Company's common stock (approximately 6,967,727 shares at September 30, 2007) and common stock issuable upon the conversion of a convertible note payable (approximately 500,000 shares at September 30, 2007) are excluded from the calculations when their effect is antidilutive.

3. COMMITMENTS AND CONTINGENCIES:

The Company's management believes that USAC is currently in substantial compliance with environmental regulatory requirements and that its accrued environmental reclamation and remediation costs are representative of management's estimate of costs required to fulfill its reclamation and remediation obligations. Such costs are accrued at the time the expenditure becomes probable and the costs can reasonably be estimated. The Company recognizes, however, that in some cases future environmental expenditures cannot be reliably determined due to the uncertainty of specific remediation methods, conflicts between regulating agencies relating to remediation methods and environmental law interpretations, and changes in environmental laws and regulations. Any changes to the Company's reclamation plans as a result of these factors could have an adverse effect on the Company's operations. The range of possible losses in excess of the amounts accrued cannot be reasonably estimated at this time.

In March of 2007, the Company sustained an industrial accident at the BRZ mine. Based upon preliminary discussions with federal safety regulators, the Company has recorded an estimated penalty of $39,635 as of September 30, 2007; the actual amount could differ from this estimate.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED:

4. BUSINESS SEGMENTS

The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments is as follows:

                                                  For the nine months
                                                    ended and as of
                                                   September 30, 2007
                                                   ------------------
          Capital expenditures:
            Antimony
              United States                        $             --
              Mexico                                          126,700
                                                   ------------------
              Subtotal Antimony                               126,700
            Zeolite                                           619,154
                                                   ------------------
                                                   $          745,854
                                                   ==================

          Properties, plants and equipment, net:
            Antimony
              United States                        $          122,338
              Mexico                                          874,440
                                                   ------------------
              Subtotal Antimony                               996,778
            Zeolite                                         1,689,448
                                                   ------------------
                                                   $        2,686,226
                                                   ==================

          Inventory:
            Antimony
              United States                        $          267,559
              Mexico                                             --
                                                   ------------------
              Subtotal Antimony                               267,559
            Zeolite                                            44,459
                                                   ------------------
                                                   $          312,018
                                                   ==================

          Total Assets:
            Antimony
              United States                        $          540,014
              Mexico                                          874,440
                                                   ------------------
              Subtotal Antimony                             1,414,454
            Zeolite                                         1,796,069
            Corporate                                          64,926
                                                   ------------------
                                                   $        3,275,449
                                                   ==================

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED:


5. RELATED PARTY TRANSACTIONS

A director of the Company acts as legal counsel to the Company. During the nine-month period ended September 30, 2007, the Company paid legal fees and expenses to this director in the amount of $40,000. Of this amount, $7,500 has been capitalized as properties, plant and equipment.

6. ADOPTION OF NEW ACCOUNTING PRINCIPLES

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

The Company adopted SFAS No. 155 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the nine months ended September 30, 2007 as a result of the adoption of SFAS No 155. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 155.

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

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the nine months ended September 30, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED:

7. NEW ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006.

The Company's operations resulted in a net loss of $13,974 for the three-month period ended September 30, 2007, compared with a net loss of $32,760 for the same period ended September 30, 2006. The decrease in the loss for the third quarter of 2007 compared to the similar period of 2006 is primarily due to gain on sale of mining interests.

ANTIMONY DIVISION:

Total revenues from antimony product sales for the third quarter of 2007 were $980,196 compared with $780,917 for the comparable quarter of 2006, an increase of $199,279. During the three-month period ended September 30, 2007, 56% of the Company's revenues from antimony product sales were from sales to one customer. Sales of antimony products during the third quarter of 2007 consisted of 384,548 pounds at an average sale price of $2.55 per pound. During the third quarter of 2006, sales of antimony products consisted of 307,321 pounds at an average sale price of $2.54 per pound.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

The cost of antimony production was $693,589, or $1.80 per pound sold during the third quarter of 2007 compared to $477,478 or $1.55 per pound sold during the third quarter of 2006. The increase in price per pound was primarily due to increased costs of raw materials.

Antimony depreciation for the third quarter of 2007 was $5,125 which was comparable to $10,096 for the third quarter of 2006.

Antimony freight and delivery expense for the third quarter of 2007 was $41,621 compared to $43,295 during the third quarter of 2006. The decrease was due to the decrease of freight costs.

General and administrative expenses in the antimony division were $1,704 during the third quarter of 2007 compared to $6,791 during the same quarter in 2006. The decrease is due to a decrease in finance charges on purchases.

Antimony sales expenses were $12,083 for the third quarter of 2007 compared to $13,001 for the same quarter in 2006.

ZEOLITE DIVISION:

Total revenue from sales of zeolite products during the third quarter of 2007 were $326,018 at an average sales price of $120.93 per ton, compared with the same quarter sales in 2006 of $384,527 at an average sales price of $148.35 per ton. The decrease in revenue for the third quarter of 2007 compared to the same quarter of 2006 was primarily due to the decrease in the average sales price of $27.42 per ton sold during the third quarter of 2007.

The cost of zeolite production was $281,450, or $104.39 per ton sold, for the third quarter of 2007 compared to $270,550, or $104.43 per ton sold, during the third quarter of 2006. The increase was due to the sale of 104 more tons of zeolite during the third quarter of 2007 than in the third quarter of 2006.

Zeolite depreciation for the third quarter of 2007 was $49,509 compared to $29,307 for the third quarter of 2006. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

Zeolite freight and delivery for the third quarter of 2007 was $14,556 compared to $18,454 for the third quarter of 2006.

During the third quarter of 2007, the Company incurred costs totaling $36,494 associated with general and administrative expenses at Bear River Zeolite Company, compared to $31,670 of such expenses in the comparable quarter of 2006. The increase was primarily due to increases in fines and travel expenses.

Zeolite sales expenses were $13,492 during the third quarter of 2007 compared to $19,419 during the third quarter of 2006. The decrease is caused by fewer commissions paid to sales personnel.

Zeolite royalties expenses were $39,441 during the third quarter of 2007 compared to $35,539 during the third quarter of 2006.

ADMINISTRATIVE OPERATIONS

Interest expense of $14,197 was incurred during the third quarter of 2007 compared to $24,592 during the third quarter of 2006. The decrease in interest resulted from additional principal payments on debt, using cash provided by sales of mining claims.

Accounts receivable factoring expense was $28,776 during the third quarter of 2007 compared to $26,013 during the third quarter of 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

General and administrative expenses for the corporation were $32,717 during the third quarter of 2007 compared to $66,614 for the same quarter in 2006. The decrease is primarily due to recovery of items previously expensed.

Exploration expense has decreased by $40,221 from the quarter ended September 30, 2006 because of greater focus on plant construction than on exploration.

The Company sold certain mining claims during the third quarter of 2007 that resulted in a gain on sale of property $30,000 during the third quarter of 2007. No such sales were transacted during the third quarter of 2006.

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006.

The Company's operations resulted in a net loss of $172,849 for the nine month period ended September 30, 2007, compared with a net loss of $440,029 for the same period ended September 30, 2006. The decrease in the loss for the first nine months of 2007 compared to the similar period of 2006 is primarily due to an increase in sales of antimony, a decrease in expenses related to the exploration of the Mexican Project and the gain on sales of mining claims.

ANTIMONY DIVISION:

Total revenues from antimony product sales for the first nine months of 2007 were $3,172,863 compared with $2,408,774 for the first nine months of 2006, an increase of $764,089. During the nine month period ended September 30, 2007, 49% of the Company's revenues from antimony product sales were from sales to one customer. Sales of antimony products during the first nine months of 2007 consisted of 1,256,520 pounds at an average sale price of $2.53 per pound. During the first nine months of 2006, sales of antimony products consisted of 1,093,851 pounds at an average sale price of $2.20 per pound.

The cost of antimony production was $2,287,751, or $1.82 per pound sold during the first nine months of 2007 compared to $1,637,184 or $1.50 per pound sold during the first nine months of 2006. The increase in price per pound is primarily due to increased raw materials cost.

Antimony depreciation for the first nine months of 2007 was $15,376 which was comparable to $25,609 for the first nine months of 2006.

Antimony freight and delivery expense for the first nine months of 2007 was $155,628 compared to $148,304 during the first nine months of 2006. The increase is due to the increase in product shipped.

General and administrative expenses in the antimony division were $9,690 during the first nine months of 2007 compared to $23,791 during the same quarter in 2006. The decrease is due to a decrease in finance charges on purchases.

Antimony sales expenses were $33,750 for the first nine months of 2007 compared to $48,632 for the same quarter in 2006. The decrease is due to fewer commissions paid to sales personnel.

ZEOLITE DIVISION:

Total revenue from sales of zeolite products during the first nine months of 2007 were $850,694 at an average sales price of $125.88 per ton compared with the same period's sales in 2006 of $880,892 at an average sales price of $126.64 per ton. The decrease in revenue for the first nine months of 2007 compared to the first nine months of 2006 was primarily due to a decrease of 198 tons sold during the first nine months of 2007.

The cost of zeolite production was $858,818, or $127.08 per ton sold, for the first nine months of 2007 compared to $779,097, or $112.00 per ton sold, during the first nine months of 2006. The increase was principally due to the increased prices for fuel, labor, and materials.

Zeolite depreciation for the first nine months of 2007 was $109,593 compared to $84,844 for the first nine months of 2006. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

Zeolite freight and delivery for the first nine months of 2007 was $53,445 compared to $39,986 for the first nine months of 2006. The increase is due to a decrease in freight income, which is netted against freight and delivery costs, for the first nine months of 2007.

During the first nine months of 2007, the Company incurred costs totaling $138,403 associated with general and administrative expenses at Bear River Zeolite Company, compared to $75,961 of such expenses in the comparable quarter of 2006. The increase was due to increases in fines and travel expenses.

Zeolite royalties expenses were $101,049 during the first nine months of 2007 compared to $100,922 during the first nine months of 2006.

Zeolite sales expenses were $37,759 during the first nine months of 2007 compared to $55,824 during the first nine months of 2006. The decrease is related to fewer commissions paid to sales personnel.

ADMINISTRATIVE OPERATIONS

Interest expense of $34,884 was incurred during the first nine months of 2007 compared to $75,074 during the first nine months of 2006. The decrease in interest resulted from additional principal payments on debt, using cash provided by sales of mining interests.

Accounts receivable factoring expense was $73,351 during the first nine months of 2007 compared to $68,764 during the first nine months of 2006.

General and administrative expenses for the corporation were $212,720 during the first nine months of 2007 compared to $230,072 for the first nine months of 2006. The decrease is primarily due to recovery of items previously expensed.

Exploration expense decreased by $133,901 from the nine months ended September 30, 2006 because of an increased focus on plant construction instead of exploration.

The company sold certain mining claims during the first nine months of 2007 that resulted in a gain on sale of property of $127,541 during the first nine months of 2007. No such sales were transacted during the first nine months of 2006.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 2007, Company assets totaled $3,275,449 and total stockholders' equity was $1,142,549. Total stockholders' equity increased $661,751 from December 31, 2006, primarily because of sales of common stock. At September 30, 2007, the Company's total current liabilities exceeded its total current assets by $1,031,981. Because of the Company's operating losses and negative working capital, the Company's independent accountants included a paragraph in the Company's 2006 financial statements relating to a going concern uncertainty. To continue as a going concern, the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such. The Company's management is confident, however, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

Cash used by operating activities during the first nine months of 2007 was $256,051, and resulted primarily from an increase in accounts receivable and the non-cash affects of depreciation and amortization expenses and the gain on sale of properties, plants and equipment.

Cash used in investing activities during the first nine months of 2007 was $550,904 and primarily related to the BRZ Raymond Mill Project.

Net cash provided by financing activities was $653,516 during the first nine months of 2007 and was primarily generated from proceeds from the sale of common stock and exercise of warrants.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007.

Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of September 30, 2007. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes during the quarter ended September 30, 2007 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2007, the Company sold shares of its restricted common stock and warrants as follows: 649,000 shares for $0.25 per share ($162,250), 200,000 shares for $0.54 ($108,000), and 200,000 for $0.50
($100,000). In addition, the Company issued 6,667 shares of restricted common stock in conversion of 6,667 shares of preferred series D stock. Both the common stock and the common stock underlying the warrants are restricted as defined under Rule 144. In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.

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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



By: /S/ John C. Lawrence                                 Date: November 9, 2007
    ------------------------------
    John C. Lawrence, Director and President
    (Principal Executive, Financial and
    Accounting Officer)