Form 10KSB
period 2007-12-31
UNITED STATES ANTIMONY CORP
filed 2008-03-27
CIK 101538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

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
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation or
        organization)

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

The registrant's revenues for its most recent fiscal year were $5,259,127.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $28,062,700 as of March 20, 2008.

At March 20, 2008, the registrant had 42,519,243 outstanding shares of par value $0.01 common stock.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X ]
================================================================================

TABLE OF CONTENTS

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS............................................  2
               General ......................................................  2
               History.......................................................  2
               Overview-2007.................................................  2
               Risk Factors..................................................  2
               Antimony Division.............................................  4
               Zeolite Division..............................................  5
               Environmental Matters.........................................  6
               Employees.....................................................  7
               Other.........................................................  7

ITEM 2.   DESCRIPTION OF PROPERTIES..........................................  8
               Antimony Division.............................................  8
               Zeolite Division..............................................  8

ITEM 3.   LEGAL PROCEEDINGS..................................................  8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  8


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS............................................................  8

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS.........................................................  9

ITEM 7.   FINANCIAL STATEMENTS............................................... 10

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE................................ 11

ITEM 8-A  CONTROLS AND PROCEDURES............................................ 11


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT  .............................................................. 12

ITEM 10.  EXECUTIVE COMPENSATION............................................. 13

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT......................................................... 14

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 15

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K................................... 16

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................. 19

SIGNATURES................................................................... 20

CERTIFICATIONS............................................................... 21

FINANCIAL STATEMENTS..................................................... F1-F24

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

HISTORY

United States Antimony Corporation ("USAC") was incorporated in Montana in January 1970 to mine and produce antimony products. On April 1998 we formed United States Antimony SA de CV ("USAMSA") to mine and smelt antimony in Mexico. In December 1983, we suspended antimony mining operations but continued to produce antimony products from domestic and foreign sources. On August 19, 2005, USAC formed Antimonio de Mexico, S. A. de C. V. to explore and develop antimony and silver deposits in Mexico. Bear River Zeolite Company ("BRZ") was incorporated in 2000, and it mines and produces zeolite in southeastern Idaho. Our principal business is the production and sale of antimony and zeolite products.


OVERVIEW-2007

ANTIMONY SALES

During 2007, sales of our antimony products increased approximately 25% from that of 2006. The profitability of the Antimony Division increased from $680,816 in 2006 to $681,137 in 2007.

ZEOLITE SALES

During 2007, sales of zeolite increased 4% in 2007 from 2006. Significant costs were incurred by BRZ for the following:

     o    Expansion of the plant
     o    Construction of a new small packaging plant for odor control products
     o Beginning the installation of a new fine-grinding plant o Installation of line electricity
     o Increased costs of fuel for drying, diesel-electric generators, and trucking
     o    A large MSHA fine and the loss of two and a half months of production
     o    The process of running an unprofitable small packaging division

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

WE HAVE AN ACCUMULATED DEFICIT, HAVE INCURRED SIGNIFICANT LOSSES, AND MAY INCUR LOSSES IN THE FUTURE.

We have not generated an operating profit for several years. We have been able to continue operations from gross profit from our antimony operations, sales of common stock and borrowings from banks and others. As of December 31, 2007, we had a stockholders' equity of $728,539. We may incur net losses for the foreseeable future unless and until we are able to establish profitable business operations and reduce cash outflows from general and administrative expenses. As of December 31, 2007, we had total current assets of $503,037 and total current liabilities of $1,850,139, or negative working capital of approximately $1,347,102.

OUR AUDITORS' REPORT AS OF MARCH 20, 2008 RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the year ended December 31, 2007, which are included in this report, indicate that there was doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

WE ARE DELINQUENT OR IN ARREARS ON SIGNIFICANT CURRENT LIABILITIES; AND COLLECTION EFFORTS BY CREDITORS COULD JEOPARDIZE OUR VIABILITY AS A GOING CONCERN AND CLOSE DOWN OUR OPERATIONS.

As of December 31, 2007, we are delinquent on the payment of several current liabilities including accounts payable of approximately $251,136 and accrued interest payable of approximately $70,001. In the absence of payment arrangements, creditors could individually or collectively demand immediate payment and jeopardize our ability to fund operations and correspondingly damage our business. Creditors who are owed taxes have the power to seize our assets for payment of amounts past due and close down our operations.

CAPITAL TO MEET OUR FUTURE NEEDS FOR ANTIMONY AND ZEOLITE PRODUCTION MAY BE UNAVAILABLE.

In order to ensure that the number of shares outstanding does not exceed the amount authorized, the Company has no plans on selling additional shares of common stock in the near future, will not authorize any grants under the stock plan, and the president of the Company will not convert the note payable due him. The Company plans to pursue increasing its authorized shares during 2008. In the meantime, the Company is not able to raise funds by selling shares of its common stock (see going concern discussion in Note 1 to the financial statements). Further, additional debt funding may not be available on favorable terms, if at all.

OUR EXISTING DEBT IS SECURED BY PLEDGES TO THE BANK AND TO OUR PRESIDENT, JOHN
C. LAWRENCE, OF SUBSTANTIALLY ALL OF OUR ASSETS. THEREFORE, A DEFAULT IN THE PAYMENT OF ANY SECURED DEBT COULD RESULT IN A LOSS OF THE RELATED ASSETS AND OUR ABILITY TO CONTINUE OPERATIONS.

As of December 31, 2007, our debt of approximately $36,601 is secured by a collateral pledge of substantially all of our mining equipment. Pursuant to the terms of convertible note payable, we owe quarterly interest payments, which if we don't or are unable to pay will result in a default on the notes. Our president, John C. Lawrence, has also guaranteed repayment of all our bank debt and has a secured interest in our assets as well. In the event we are unable to pay the bank debt as it matures, there is a risk the bank may foreclose its security interest and we would lose all or a portion of our equipment.

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

WE HAVE ACCRUALS FOR ENVIRONMENTAL OBLIGATIONS.

We have accruals totaling $107,500 on our balance sheet at December 31, 2007, for our environmental reclamation responsibilities. If we are not able to adequately perform our reclamation activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

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

We currently own 100% of the common stock, equipment, and the lease on real property of United States Antimony, Mexico S.A. de C.V. ("USAMSA"), which was formed in April 1998. During 2007, USAC spent approximately $344,000 in the form of cash to purchase the equipment, a lease on the real property, and other exploration costs. An additional $115,470 was spent to upgrade the plant which includes furnaces, dust collectors, a furnace building, warehouse, scrubber, office and laboratory, and slag repository. It is ready to put into operation.

The San Miguel mine is located in the State of Queretaro, Mexico. The mine is currently permitted. A mill site with water has been located and a permit for the mill is expected shortly. The mill equipment has been assembled in Montana to ship to the mill site. Production from the mine and mill should begin during 2008. We currently own 100% of the stock in Antimonia de Mexico SA de CV which owns the San Miguel Mine.

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

We estimate (but have not independently confirmed) that our present share of the domestic market for antimony oxide products is approximately 3%. We are the only significant U.S. producer of antimony products. The balance of domestic sales is foreign imports (primarily from China).

For the year ended December 31, 2007, we sold 1,634,670 pounds of antimony products generating approximately $4,117,000 in revenues which is an increase of 25%. During 2006, we sold 1,421,083 pounds of antimony products generating $3,292,000. During 2007 and 2006, approximately 49% and 68%, respectively, of our antimony sales were made to one customer.

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

      YEAR                AVERAGE PRICE
      ----                -------------
      2007                    $2.52
      2006                     2.28
      2005                     1.73
      2004                     1.32
      2003                     1.21
      2002                     0.88
      2001                     0.58
      2000                     0.67


The range of sales prices for antimony oxide per pound was as follows for the periods indicated:

      YEAR               HIGH            LOW                AVERAGE PRICE
      ----               ----            ---                -------------
      2007               5.45            2.23                   $2.52
      2006               5.14            1.76                    2.28
      2005               5.45            1.36                    1.58
      2004               5.45            0.95                    1.48
      2003               5.45            1.01                    1.27
      2002               5.25            0.71                    0.99
      2001               5.99            0.66                    0.93
      2000               5.88            0.65                    0.99


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

ZEOLITE DIVISION

We own 100% of Bear River Zeolite Company (BRZ), an Idaho corporation incorporated on June 1, 2000. BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment. The royalty is a percentage of the zeolite sales price (FOB mine). The minimum annual royalty during the first five years is $1,000. During 2002, we sold additional royalty interests in BRZ to a company controlled by Al Dugan, a majority shareholder and, as such, an affiliate. The royalties granted Mr. Dugan's company a payment equal to 3% of all gross sales (FOB mine) on zeolite products. On a combined basis, royalties vary from 8%-13%. BRZ has constructed a processing plant on the property and is currently improving its productive capacity. Through December 31, 2007, we had spent approximately $3,000,000 to purchase and construct the processing plant and develop sales.

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

ANTIMONY PROCESSING SITE.

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site"). Under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality require that we line a storm water pond and construct a water treatment facility and thus fulfill the majority of our environmental responsibilities at the Stibnite Hill Mine site. At December 31, 2007, we have accrued $100,000.

YELLOW JACKET MINE.

During 2006, USAC received a reclamation award for the Yellow Jacket Mine from the U. S. Forest Service, Idaho Department of Lands, U. S. Department of the Interior Bureau of Land Management, Idaho Department of Water Resources, and Idaho Fish and Game.

BRZ.

During 2001, we recorded a reclamation accrual for our Bear River Zeolite subsidiary, based on an analysis performed by management and reviewed and approved by regulatory authorities for environmental bonding purposes. The accrual of $7,500 represents the Company's estimated costs of reclaiming, in accordance with regulatory requirements; the acreage disturbed by our zeolite operations and remains unchanged at December 31, 2007.

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

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2007. We have made significant reclamation and remediation progress on all our properties over the past three years and have complied with regulatory requirements in our environmental remediation efforts.

EMPLOYEES

As of December 31, 2007, we employed 52 full-time employees. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement.

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

ITEM 2. DESCRIPTION OF PROPERTIES

ANTIMONY DIVISION

Our principal plant and mine are located in the Burns Mining District, Sanders County, Montana, approximately 15 miles west of Thompson Falls, Montana. We hold 2 patented mill sites and 2 patented lode mining claims covering approximately 50 acres. The lode claims are contiguous.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

         2007                               HIGH               LOW
         ----                               ----               ---
     First Quarter                         $0.72              $0.39
     Second Quarter                         0.91               0.54
     Third Quarter                          0.81               0.47
     Fourth Quarter                         0.71               0.42


         2006                               HIGH               LOW
         ----                               ----               ---
     First Quarter                         $0.68              $0.45
     Second Quarter                         0.75               0.40
     Third Quarter                          0.60               0.35
     Fourth Quarter                         0.59               0.39


The approximate number of record holders of our common stock at March 20, 2008 is 2,526.

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

RESULTS OF OPERATIONS

The Company reported a net loss of $623,692 in 2007 compared to a net loss of $284,658 in 2006.

In the Antimony Division, sales increased from $3,292,109 in 2006 to $4,116,863 in 2007, an increase of 25%. Gross profit from antimony operations rose from $680,816 in 2006 to $681,137 in 2007. The increases in revenues and gross profit were due to sharp price increases in antimony and the processing of a legacy stock pile owned by the Company. Sales of antimony products during the year ended December 31, 2007 consisted of 1,634,670 pounds at an average sale price of $2.52 per pound. During the year ended December 31, 2006, sales of antimony products consisted of 1,421,083 pounds at an average sale price of $2.28 per pound. Combined costs of antimony sales were $3,435,726 or $2.10 per pound sold for the year ended December 31, 2007, as compared to $2,611,293 or $1.84 per pound sold for the year ended December 31, 2006. Depreciation expense in the Antimony division was $20,502 during 2007 compared to $24,205 during 2006. Direct sales expenses were $44,328 for 2007 compared to $60,142 for 2006.

Total sales of zeolite products were $1,142,264 for 2007, compared with $1,103,259 for 2006, an increase of 4%. Combined costs of zeolite sales were $1,851,704 for 2007, compared with $1,560,863 for 2006. The tons shipped in 2007 were 9,147 tons at an average price of $124.88 per ton compared to 9,696 tons at an average price of $112.91 in 2006, a 6% decrease in tonnage. Depreciation expense was $144,912 for BRZ during 2007, compared to $109,259 during 2006. Direct sales expenses for 2007 were $64,395 compared to $68,204 for 2006. The loss from operations in 2007 was $709,440, which increased from $457,604 in 2006. This increase in the loss from operations was due to increased fuel costs for diesel electric generators, equipment, and drying; a large MSHA fine; 2 1/2 months of lost production due to an accident and an unprofitable packaging division.

The Company sold certain sales rights for the sale of zeolite for $300,000 and $500,000 during 2007 and 2006, respectively. The agreement calls for shipping zeolite product under this agreement beginning in 2008. At December 31, 2007, the $800,000 has been recorded as deferred revenue and will be recognized over the term of the agreement. The funds have been used in the installation of the Raymond fine-grinding mill. Other improvements at the BRZ plant this year include the installation of a small packaging plant: the installation of a semi-automatic packaging line for large bags; the completion of the Raymond Mill and the installation of line electricity.

During 2007, the Company incurred corporate general and administrative expenses totaling $434,088, compared with $349,511 during 2006. The Company incurred $256,611 of exploration expense during 2007 compared to $211,098 in 2006. The exploration was on property located in Mexico.

The Company continued its sale of the surface rights of idle mining claims. In 2007, the Company sold $145,420 worth of claims compared to $70,000 in 2006. The money was applied primarily to the retirement of bank debt, and the sales have continued into 2008.

Reclamation at the Yellow Jacket Mine and the Yankee Fork Mill site is complete. Revision in management estimates for remaining reclamation obligations resulted in a decrease in overall reclamation accrual of $35,000 in 2006. There were no revisions in 2007.

Net interest expense was $45,444 for 2007, compared with $127,294 for 2006.

Accounts receivable factoring expense was $94,989 for 2007, compared with $89,211 for 2006.

FINANCIAL CONDITION AND LIQUIDITY

At December 31, 2007, Company assets totaled $3,345,889, and stockholders' equity was $728,539. At December 31, 2007, the Company's total current liabilities exceeded its total current assets by $1,347,102. Due to the Company's operating losses and other liquidity concerns, the Company's independent accountants included a paragraph in its report on our 2007 financial statements relating to a going concern uncertainty. To continue as a going concern, the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through exercise of warrants to purchase shares of common stock or short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue existence. While management is optimistic, there can be no assurance that the Company will be able to sustain profitable operations and meet its financial obligations.

In order to ensure that the number of shares outstanding does not exceed the amount authorized, the Company has no plans on selling additional shares of common stock in the near future, will not authorize any grants under the stock plan, and the president of the Company will not convert the note payable due him. The Company plans to pursue increasing its authorized shares during 2008. In the meantime, the Company is not able to raise funds by selling shares of its common stock (see going concern discussion in Note 1 to the financial statements).

Other significant financial commitments for future periods will include:

     o    Servicing notes payable to bank.
     o Paying delinquent property and payroll tax liabilities and accounts payable.
     o Fulfilling responsibilities with environmental, labor safety and securities regulatory agencies.
     o Keeping current with the interest payment requirements of an unsecured convertible note payable.

     We are currently in compliance with certain covenants of our notes payable with First State Bank of Thompson Falls (Montana). The total balance of these notes at December 31, 2007 was $36,601. These notes are personally guaranteed by the Company's president, John C. Lawrence. During 2006, the Company was not in compliance with certain covenants, related to not paying payroll and property taxes when due, of its notes payable. As in past years, the Company obtained a waiver from the bank indicating that they will not call the notes due as a result of this non-compliance through December 31, 2007.

Cash used by operating activities during 2007 was $347,295.

Cash used by investing activities during 2007 was $400,637, which was primarily related to the construction and purchases of capital assets used at the Bear River Zeolite facility and for Mexican investments.

The Company was able to fund its operating loss and its acquisition of plant and equipment during 2007 from net cash provided by financing activities of $611,314, including $834,578 generated from sales of unregistered common stock and warrants.

The Company sold certain sales rights for the sale of zeolite for $300,000 and $500,000 during 2007 and 2006, respectively. The agreement calls for shipping zeolite product under this agreement in 2008. At December 31, 2007, the $800,000 has been recorded as deferred revenue and will be recognized over the term of the agreement. The funds have been used in the installation of the Raymond fine-grinding mill. Other improvements at the BRZ plant this year include the installation of a small packaging plant: the installation of a semi-automatic packaging line for large bags; the completion of the Raymond Mill and the installation of line electricity.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8-A. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND
PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting (descried below) and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of December 31, 2007.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's annual report on internal control over financial reporting
-----------------------------------------------------------------------

The management of United States Antimony Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of the Company's published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of United States Antimony Corporation has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal
Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of December 31, 2007. These weaknesses are as follows:

     o The Company does not have either internally or on its Board of Directors the expertise to produce financial statements to be filed with the SEC.

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

We are aware of these material weaknesses and will develop procedures to ensure that independent review of material transactions is performed. In addition, we plan to consult with independent experts when complex transactions are entered into.

Because these material weaknesses exist, management has concluded that the Company's internal control over financial reporting as of December 31, 2007 is not effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in internal control over financial reporting
----------------------------------------------------

There have been no changes, during the quarter ended December 31, 2007, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of directors and executive officers at December 31, 2007, is as follows:

Name                     Age     Affiliation                  Expiration of Term
----                     ---     -----------                  ------------------

John C. Lawrence          69     Chairman, President,         Annual meeting
                                 Secretary, and Treasurer;
                                 Director

Leo Jackson               64     Director                     Annual meeting

Gary A. Babbitt           62     Director                     Annual meeting

Patrick W. Dugan, Esq.    55     Director                     Annual meeting

Russell C. Lawrence       39     Director                     Annual meeting


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

PATRICK W. DUGAN, ESQ. Mr. Dugan has been a Director, Vice President and General Counsel of Nortex Corporation, a company involved in the oil and gas business, for the past 17 years. He is also a Director, Vice President and General Counsel of San Luis Development, L.P., and a Director of Gow Communications, LLC. Mr. Dugan graduated with a B.A. and a J.D. from the University of Texas at Austin.

RUSSELL C. LAWRENCE. Mr. Lawrence has experience in the lines of applied physics, mining, refining, excavation, electricity, electronics, and building contracting. He graduated from the University of Idaho with a degree in physics in 1994 and worked for the Physics Department at the University of Idaho for a period of 10 years. He has also worked as a building contractor and for USAC at the smelter and laboratory at Thompson Falls, for USAMSA in the construction of the USAMSA smelter in Mexico, and for Antimonio de Mexico, S. A. de C. V. at the San Miguel Mine and the Cadereyta mill site in Mexico.

We are not aware of any involvement by our directors or executive officers during the past five years in legal proceedings that are material to an evaluation of the ability or integrity of any director or executive officer.

Robert A. Rice resigned from the Board of Directors in May 2006 due to health problems.

Board Meetings and Committees. Our Board of Directors held six (6) regular meetings during the 2007 calendar year. Each incumbent director attended at least 75% of the meetings held during the 2007 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member. Our Board of Directors does not have a Compensation Committee, or a Nominating Committee.

Our Board of Directors has established an Audit Committee consisting of one member (Gary Babbitt) of the Board of Directors not involved in our day-to-day financial management. Mr. Babbitt is not considered a financial expert; the Company does not have the necessary capital resources to attract and retain an independent financial expert to serve on its Audit Committee.

Board Member Compensation. We paid directors' fees in the form of 45,500 shares of our common stock per director during 2007.

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

Based solely on our review of copies of Forms 3, 4 and 5 furnished to us, Mr. Lawrence, Mr. Jackson, Mr. Babbitt, Mr. Dugan and Mr. Lawrence did not file timely Forms 3, 4 or Form 5 reports during 2007.

Code of Ethics
The Company has adopted a Code of Ethics that applies to the Company's executive officers and its directors. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at: United States Antimony Corporation, P.O. Box 643, Thompson Falls, MT 59873.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The Securities and Exchange Commission requires the following table setting forth for fiscal years ending December 31, 2007, 2006 and 2005; the compensation paid by USAC to its principal executive officer.

                                              ANNUAL COMPENSATION                            LONG-TERM COMPENSATION

                                                                                         AWARDS                 PAYOUTS

                                                                                 Restricted   Securities
                                                   Other Annual   Compensation    Options/    Underlying  All Other    All Other
Name and Principal Position      Year    Salary        Bonus           (1)        Awards(2)   LTIP SARs    Payouts   Compensation
------------------------------  ------  ---------  ------------  --------------  ----------  -----------  ---------  ------------
John C. Lawrence, President      2007    $96,000      N/A             $5,538       $5,270        None       None          None
------------------------------  ------  ---------  ------------  --------------  ----------  -----------  ---------  ------------
John C. Lawrence, President      2006    $96,000      N/A             $5,538      $10,140        None       None          None
------------------------------  ------  ---------  ------------  --------------  ----------  -----------  ---------  ------------
John C. Lawrence, President      2005    $96,000      N/A             $5,538       $7,150        None       None          None
------------------------------  ------  ---------  ------------  --------------  ----------  -----------  ---------  ------------

(1)  Represents earned but unused vacation.
(2) These figures represent the fair values, as of the date of issuance, of the annual director's fee payable to Mr. Lawrence in the form of shares of USAC's common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 20, 2008, by (i) each person who is known by us to beneficially own more than 5% of our Series A, C, and D preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 1250 Prospect Creek Road, Thompson Falls, Montana 59873.

                         NAME AND ADDRESS OF                   AMOUNT AND NATURE OF     PERCENT OF
TITLE OF CLASS           BENEFICIAL OWNER(1)                   BENEFICIAL OWNERSHIP      CLASS(1)
--------------           -------------------                   --------------------      --------
Common stock             Reed Family Limited Partnership             6,375,000              15
                         328 Adams Street
                         Milton, MA 02186
--------------------------------------------------------------------------------------------------
Common stock             The Dugan Family                            8,244,094(3)           19
                         c/o A. W. Dugan
                         1415 Louisiana Street, Suite 3100
                         Houston, TX 77002
--------------------------------------------------------------------------------------------------
Series C Preferred       Richard A. Woods                               48,305(6)           27
                         59 Penn Circle West
                         Penn Plaza Apts.
                         Pittsburgh, PA 15206
--------------------------------------------------------------------------------------------------
Series C Preferred       Dr. Warren A. Evans                            48,305(6)           27
                         69 Ponfret Landing Road
                         Brooklyn, CT 06234
--------------------------------------------------------------------------------------------------
Series C Preferred       Edward Robinson                                32,203(6)           18
                         1007 Spruce Street 1st Floor
                         Philadelphia, PA 19107
--------------------------------------------------------------------------------------------------
Common stock             John C. Lawrence                            3,982,298(2)            9
Common stock             Robert A. Rice                                404,021             Nil
Common stock             Leo Jackson                                   170,645             Nil
Common stock             Gary Babbitt                                  101,979             Nil
--------------------------------------------------------------------------------------------------
Series D Preferred       John C. Lawrence                            1,701,857(5)(6)        91
Series D Preferred       Leo Jackson                                   102,000               5
--------------------------------------------------------------------------------------------------
Series D Preferred       All directors and executive
                         officers as a group (3 persons)             1,751,005             100
--------------------------------------------------------------------------------------------------

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 20, 2008 are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 42,519,243 shares of common stock, 177,904 shares of Series C Preferred Stock, and 1,751,005 shares of Series D Preferred Stock outstanding on March 20, 2008.

(2) Includes 2,232,298 shares of common stock and 1,250,000 stock purchase warrants, plus 500,000 shares issuable through the conversion of a convertible note payable. Excludes 158,324 shares owned by Mr. Lawrence's sister, as to which Mr. Lawrence disclaims beneficial ownership.

(3) Includes 4,520,017 shares owned by Al W. Dugan and 1,724,077 shares, in the aggregate, owned by companies owned and controlled by Al W. Dugan. Excludes 183,333 shares owned by Lydia Dugan as to which Mr. Dugan disclaims beneficial ownership.

(5) Includes 1,590,672 shares of Series D preferred stock and warrants to purchase 111,185 shares of Series D Preferred Stock.

(6) The outstanding Series A, Series C and Series D preferred shares carry voting rights.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Described below are transactions during the last two years to which we are a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners has a direct or indirect material interest. See also transactions described in notes 4, 7, 10, 11, 12, 13 and 16 to our Financial Statements as of December 31, 2007.

o Leo Jackson, a director, is a principal owner and president of Production Minerals, Inc., a company which indirectly owned 25% of the stock of USAMSA. During 2006, we purchased Production Mineral's interest in USAMSA for 100,000 shares of unregistered common stock valued at $61,000.

o We reimbursed John C. Lawrence, a director and Chief Executive Officer, for operational and maintenance expenses incurred in connection with our use of equipment owned by Mr. Lawrence, including welding trucks, backhoes, and an aircraft. Reimbursements for 2007 and 2006 totaled $61,247 and $75,041, respectively. In addition, we accrued interest expense of $19,075 and $21,234 on net advances due Mr. Lawrence, for the years ended December 31, 2007 and 2006, respectively.

o During 2007, the Company issued 45,500 of its common stock to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $96,655 in director compensation expense.

o During 2006, the Company issued 22,750 shares of its common stock to each member of its Board of Directors as compensation for their services as directors and 225,000 shares to two directors for services performed in development of Mexico operations.

o In 2006, the Company issued 45,000 shares of its common stock and warrants in exchange for equipment purchased from one director.

o During 2007, the Board of Directors resolved that 6,667 shares of the Company's Series D preferred stock held by Gary Babbitt, the Company's former attorney and director, be cancelled and then reissued in an equal number of shares of the Company's common stock.

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

------------------------
*    Filed herewith.

Reports on Form 8-K

Item 5.Other Events - October 10, 2003.

EXHIBIT 21.01

SUBSIDIARIES OF REGISTRANT, AS OF DECEMBER 31, 2007

Bear River Zeolite Company
C/o Box 643
Thompson Falls, MT 59873

Antimonio de Mexico S.A. de C.V.
C/o Box 643
Thompson Falls, MT 59873

United States Antimony, Mexico S.A. de C.V.
C/o Box 643
Thompson Falls, MT 59873

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's Board of Directors and audit committee reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2007 were pre-approved by the Board of Directors and its audit committee.

AUDIT FEES

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2007 and 2006 were $57,390 and $54,769, respectively, net of expenses.

AUDIT-RELATED FEES

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2007 and 2006 were $3,850 and $3,200 respectively.

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


               UNITED STATES ANTIMONY CORPORATION
                          (Registrant)


     By: /s/ John C. Lawrence                          Date: March 26, 2008
         --------------------------------
         John C. Lawrence, President, Director
         and Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     By: /s/ John C. Lawrence                          Date: March 26, 2008
         --------------------------------
         John C. Lawrence, Director and
         President (Principal Executive,
         Financial and Accounting Officer)


     By: /s/ Leo Jackson                               Date: March 26, 2008
         --------------------------------
         Leo Jackson, Director


     By: /s/ Gary D. Babbitt                           Date: March 26, 2008
         --------------------------------
         Gary D. Babbitt, Director


     By: /s/ Patrick Dugan                             Date: March 26, 2008
         --------------------------------
         Patrick Dugan, Director


     By: /s/ Russell Lawrence                          Date: March 26, 2008
         --------------------------------
         Russell Lawrence, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of United States Antimony Corporation

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital, and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington

March 20, 2008

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006


                                   ASSETS
                                                                          2007            2006
                                                                      ------------    ------------
Current assets:
  Cash                                                                $     81,747    $    218,365
  Accounts receivable, less allowance
    for doubtful accounts of $30,000                                       168,676          93,596
  Inventories                                                              252,614         285,812
  Deferred financing costs, net of amortization                                 --           3,750
                                                                      ------------    ------------
      Total current assets                                                 503,037         601,523

Properties, plants and equipment, net                                    2,777,116       2,065,341
Restricted cash for reclamation bonds                                       65,736          83,096
                                                                      ------------    ------------
      Total assets                                                    $  3,345,889    $  2,749,960
                                                                      ============    ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks issued and payable                                           $     69,484    $     52,289
  Accounts payable                                                         808,748         655,252
  Accrued payroll and payroll taxes                                        113,612          68,269
  Other accrued liabilities                                                 99,851          80,301
  Deferred revenue, current                                                287,238         213,004
  Accrued interest payable                                                  25,231          29,055
  Payable to related parties                                               254,085         254,585
  Convertible note payable                                                 100,000         100,000
  Long-term debt, current                                                   91,890         138,842
                                                                      ------------    ------------
      Total current liabilities                                          1,850,139       1,591,597

  Deferred revenue, noncurrent                                             640,000         400,000
  Long-term debt, noncurrent                                                19,711         170,065
  Accrued reclamation costs, noncurrent                                    107,500         107,500
                                                                      ------------    ------------
      Total liabilities                                                  2,617,350       2,269,162
                                                                      ------------    ------------

Commitments and contingencies (Note 1 and 17)

Stockholders' equity:
  Preferred stock $0.01 par value, 10,000,000 shares authorized:
    Series A:  -0- shares issued and outstanding                                --              --
    Series B: 750,000 shares issued and outstanding
      (liquidation preference $847,500 at December 31, 2007)                 7,500           7,500
    Series C: 177,904 shares issued and outstanding
      (liquidation preference $97,847 at December 31, 2007)                  1,779           1,779
    Series D: 1,751,005 and 1,757,672 shares issued and outstanding
      (liquidation preference and cumulative dividends $4,549,838
      and $4,525,357 at December 31, 2007 and 2006)                         17,509          17,576
  Common stock, $0.01 par value, 50,000,000 shares authorized;
    42,519,243 and 39,761,309 shares issued and outstanding                425,192         397,613
  Additional paid-in capital                                            21,243,249      20,399,328
  Accumulated deficit                                                  (20,966,690)    (20,342,998)
                                                                      ------------    ------------
      Total stockholders' equity                                           728,539         480,798
                                                                      ------------    ------------
      Total liabilities and stockholders' equity                      $  3,345,889    $  2,749,960
                                                                      ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                          2007            2006
                                                                      ------------    ------------
ANTIMONY DIVISION
  Revenues                                                            $  4,116,863    $  3,292,109
                                                                      ------------    ------------
  Cost of sales:
      Production costs                                                   3,142,679       2,311,191
      Depreciation                                                          20,502          24,205
      Freight and delivery                                                 203,106         176,413
      General and administrative                                            25,111          39,342
      Direct sales expense                                                  44,328          60,142
                                                                      ------------    ------------
         Total cost of sales                                             3,435,726       2,611,293
                                                                      ------------    ------------
           Gross profit - antimony                                         681,137         680,816
                                                                      ------------    ------------

ZEOLITE DIVISION
  Revenues                                                               1,142,264       1,103,259
                                                                      ------------    ------------
  Cost of sales:
      Production costs                                                   1,146,168       1,082,740
      Depreciation                                                         144,912         109,259
      Freight and delivery                                                  91,144          47,823
      General and administrative                                           267,813         112,239
      Royalties                                                            137,272         140,598
      Direct sales expense                                                  64,395          68,204
                                                                      ------------    ------------
         Total cost of sales                                             1,851,704       1,560,863
                                                                      ------------    ------------
           Gross profit (loss) - zeolite                                  (709,440)       (457,604)
                                                                      ------------    ------------

  Total revenues - combined                                              5,259,127       4,395,368
  Total cost of sales - combined                                         5,287,430       4,172,156
                                                                      ------------    ------------
           Gross profit (loss) - combined                                  (28,303)        223,212
                                                                      ------------    ------------

Other operating (income) expenses:
  Corporate general and administrative                                     434,088         349,511
  Exploration expense                                                      256,611         211,098
  Gain on sale of properties, plants and equipment                        (145,420)       (234,244)
  Change in estimated reclamation costs                                         --         (35,000)
                                                                      ------------    ------------
      Other operating (income) expenses                                    545,279         291,365
                                                                      ------------    ------------
      Income (loss) from operations                                       (573,582)        (68,153)
                                                                      ------------    ------------
Other (income) expenses:
  Interest expense, net                                                     45,444         127,294
  Factoring expense                                                         94,989          89,211
  Extinguishment of payables                                               (90,323)             --
                                                                      ------------    ------------
      Other (income) expenses                                               50,110         216,505
                                                                      ------------    ------------

Net loss                                                              $   (623,692)   $   (284,658)
                                                                      ============    ============

Net loss per share of common stock - basic and diluted                $     (0.015)   $     (0.008)
                                                                      ============    ============

Basic and diluted weighted average shares outstanding                   41,375,287      36,917,464
                                                                      ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                TOTAL PREFERRED STOCK             COMMON STOCK             ADDITIONAL
                             ---------------------------   ---------------------------       PAID       ACCUMULATED
                                SHARES         AMOUNT         SHARES         AMOUNT       IN CAPITAL      DEFICIT         TOTAL
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balances, December 31, 2005     2,941,576   $     29,415     34,445,666   $    344,457   $ 18,966,635   $(20,058,340)  $   (717,833)

Issuance of common stock
  and warrants for cash                                       3,192,393         31,924        960,675                       992,599

Issuance of common stock to
  Directors for services                                         91,000            910         34,580                        35,490

Issuance of common stock to
  Director in exchange for
  equipment                                                      45,000            450         27,000                        27,450

Series D preferred stock
  converted into common stock    (256,000)        (2,560)       256,000          2,560                                           --

Issuance of common stock in
  satisfaction of debt                                        1,406,250         14,062        267,188                       281,250

Issuance of common stock in
  exchange for remaining
  interest in USAMSA                                            100,000          1,000         60,000                        61,000

Issuance of common stock to
  Directors for services
  performed in development of
  Mexico operations                                             225,000          2,250         83,250                        85,500

Net loss                                                                                                    (284,658)      (284,658)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balances, December 31, 2006     2,685,576         26,855     39,761,309        397,613     20,399,328    (20,342,998)       480,798

Issuance of common stock and
  warrants for cash                                           2,705,767         27,057        807,521                       834,578

Issuance of common stock to
  Directors for services                                         45,500            455         36,400                        36,855

Series D preferred stock
  converted into common stock      (6,667)           (67)         6,667             67                                           --

Net loss                                                                                                    (623,692)      (623,692)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balances, December 31, 2007     2,678,909   $     26,788     42,519,243   $    425,192   $ 21,243,249   $(20,966,690)  $    728,539
                             ============   ============   ============   ============   ============   ============   ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                          2007            2006
                                                                      ------------    ------------
Cash Flows From Operating Activities:
   Net loss                                                           $   (623,692)   $   (284,658)
   Adjustments to reconcile net loss to net cash
   (used by) provided by operating activities:
        Depreciation expense                                               165,414         133,464
        Common stock issued to Directors for services                       36,855          35,490
        Deferred financing costs as interest expense                         3,750          11,250
        Gain on sale of properties, plants and equipment                  (145,420)       (234,244)
        Change in estimated reclamation costs                                   --         (35,000)
        Extingushment of payables                                          (90,323)             --
        Change in:
          Accounts receivable                                              (75,080)         15,718
          Inventories                                                       33,198         (96,069)
          Accounts payable                                                 (65,396)         93,871
          Accrued payroll and payroll taxes                                 45,343         (35,771)
          Other accrued liabilities                                         58,146           1,627
          Deferred revenue                                                 314,234         543,004
          Accrued interest payable                                          (3,824)         36,859
          Payable to related parties                                          (500)        (51,907)
                                                                      ------------    ------------
             Net cash (used by) provided by operating activities          (347,295)        133,634
                                                                      ------------    ------------

Cash Flows From Investing Activities:
   Purchase of properties, plants and equipment                           (563,417)     (1,039,300)
   Proceeds from sale of properties, plants and equipment                  145,420          53,430
   Restricted cash for reclamation bonds                                    17,360           3,821
                                                                      ------------    ------------
             Net cash used by investing activities                        (400,637)       (982,049)
                                                                      ------------    ------------

Cash Flows From Financing Activities:
   Proceeds from sale of common stock and warrants, net of commissions     834,578         992,599
   Principal payments of long-term debt                                   (240,459)       (204,583)
   Change in checks issued and payable                                      17,195          (9,077)
                                                                      ------------    ------------
             Net cash provided by financing activities                     611,314         778,939
                                                                      ------------    ------------

                NET DECREASE IN CASH AND CASH EQUIVALENTS                 (136,618)        (69,476)

Cash and cash equivalents at beginning of year                             218,365         287,841
                                                                      ------------    ------------
Cash and cash equivalents at end of year                              $     81,747    $    218,365
                                                                      ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED:
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                          2007            2006
                                                                      ------------    ------------
   Cash paid during year for interest                                 $     76,400    $     96,839
                                                                      ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Properties, plants & equipment acquired with accounts payable      $    270,619    $         --
   Properties, plants & equipment purchased with long-term debt             43,153              --
   Proceeds from sales of property applied to loans                             --         180,815
   Common stock issued to Director in exchange for equipment                    --          27,450
   Common stock issued to Directors in exchange for services
      performed in development of Mexico operations                             --          85,500
   Common stock issued in satisfaction of debt and accrued interest             --         281,250
   Common stock issued for conversion of preferred stock                        67           2,560
   Note payable issued for investment in USAMSA                                 --          55,000
   Common stock issued for investment in USAMSA                                 --          61,000



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

During 2005, the Company formed a 100% owned subsidiary, Antimonio de Mexico S.A. de C.V. ("AM"), to explore and develop potential antimony properties in Mexico (see note 8).

During 2006, the Company acquired the remaining 50% of United States Antimony, Mexico S.A. de C.V. ("USAMSA") bringing its total ownership to 100% (see note
7).

The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2007, the Company had negative working capital of $1,347,102, an accumulated deficit of approximately $20.9 million. In addition, the Company has minimal available authorized shares available to sell in order to raise additional funds (see Note 13). These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

To improve the Company's financial condition, the following actions have been initiated or taken by management:

o In 2007, the antimony division increased sales by $824,754. Continued construction of the flotation mill and crusher in Mexico, permitting, and land acquisition have positioned USAC to bring that antimony, silver and gold operation on stream in 2008. USAC capitalized $272,820 that was spent for construction of the mill and permitting in Mexico. This is a one time expense that will be depreciated when the mine, mill, and smelter becomes operational.

o At the Bear River Zeolite operation in 2007, a major accident resulted in a two and a half month shut-down of production. However, BRZ completed capital expenditures which included the completion of the Raymond mill that increased mill capacity by 300 tons per day of fine particle products, the moving of the semi-automatic bagging line that increased efficiency and production, and made many other improvements. Additionally in 2007, BRZ curtailed the bagging of small packages for another Company that lost money in 2007.

2. CONCENTRATIONS OF RISK

The Company purchases most of the raw antimony used in the production of its finished antimony products from foreign sources. During the years ended December 31, 2007 and 2006, approximately 49% and 68%, respectively, of the Company's antimony revenues were generated by sales to one customer. During 2007 and 2006, 24% and 39%, respectively, of the Company's revenues generated from zeolite product sales were to two customers. The loss of the Company's "key" customers could adversely affect its business.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The Company's consolidated financial statements include the accounts of BRZ, USAMSA and AM, all wholly-owned subsidiaries. The Company accounted for its investment interest in its 50% owned foreign entity, USAMSA, by the equity method until March 21, 2006 when it acquired the remaining 50% of USAMSA (see note 7). As of March 21, 2006, USAMSA is consolidated. Intercompany balances and transactions are eliminated in consolidation.

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

Reclassifications
-----------------

Certain reclassifications have been made to the 2006 financial statements in order to conform to the 2007 presentation. These reclassifications have no effect on net loss, total assets or stockholders' equity as previously reported.

Cash and Cash Equivalents
-------------------------

The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash
---------------

Restricted cash at December 31, 2007 and 2006 consists of cash held for reclamation performance bonds, and is held as certificates of deposit with reputable financial institutions.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Inventories
-----------

Inventories at December 31, 2007 and 2006 consisted primarily of finished antimony products, antimony metal and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories.

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

Mineral Rights
--------------

The cost to obtain the legal right to explore, extract and retain at least a portion of the benefits from mineral deposits are capitalized as mineral rights in the year of acquisition.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

The Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred, and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. The Company has restricted cash balances that have been provided to ensure performance of its reclamation obligations.

It is reasonably possible that because of uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation and reclamation could change in the future. The Company continually reviews its accrued liabilities for such remediation and reclamation costs as evidence becomes available indicating that its remediation and reclamation liability has changed.

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

Common Stock Issued for Consideration Other than Cash
-----------------------------------------------------

All transactions in which goods or services are received for the issuance of shares of the Company's common stock are accounted for based on the fair value of the consideration received or the fair value of the common stock issued, whichever is more readibly determinable.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment" to be implemented by small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. This Statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which guidance the intrinsic value method was prescribed for awards to employees for services. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. There was no impact on the financial statements as of and for the year ended December 31, 2006 as a result of the adoption of SFAS No. 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN No. 48") "Accounting for Uncertainty in Income Taxes." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 "Accounting for Income Taxes," prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of its assessment, the Company has determined that it is subject to examination of our income tax filings in the United States and state jurisdictions for the 2004 through 2006 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the year ended December 31, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

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

New Accounting Pronouncements
-----------------------------

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The company is currently evaluating the potential impact of this statement on its financial statements and at this time it does not anticipate a material effect.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of this statement on the financial statements and at this time does not anticipate a material effect.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In December 2007, the FASB revised SFAS No. 141 "Business Combinations". The revised standard is effective for transactions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will change the accounting for the assets acquired and liabilities assumed in a business combination, as follows:

     o    Acquisition costs will be generally expensed as incurred;

     o Noncontrolling interests (formally known as "minority interests") will be valued at fair value at the acquisition date;

     o Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

     o In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

     o Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

     o Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

The adoption of SFAS No. 141(R) does not currently have a material effect on our consolidated financial statements. However, any future business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 will be accounted for in accordance with this statement.

In December 2007, FASB issued SFAS No. 160 "Non Controlling Interests in consolidated financial statements - an amendment of ARB No. 51," which is effective for fiscal years and interim periods within those years beginning on or after December 15, 2008. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The Company is currently evaluating the potential impact of this statement on our consolidated financial statements.

4. SALES OF ACCOUNTS RECEIVABLE

The Company sells its accounts receivable to a financing company pursuant to the terms of a factoring agreement. According to the terms of the agreement, the receivables are sold with full recourse and the Company assumes all risks of collectability. Accordingly, the Company's allowance for doubtful accounts is based upon the expected collectability of all trade receivables. The performance of all obligations and payments to the factoring company is personally guaranteed by John C. Lawrence, the Company's president and a director. As consideration for Mr. Lawrence's guarantee, the Company granted a mortgaged security interest to Mr. Lawrence collateralized by the Company's real and personal property.

The factoring agreement requires the Company to pay a financing fee equal to 2% of the face amount of receivables sold. Financing fees paid by the Company during the years ended December 31, 2007 and 2006 totaled $94,989 and $89,211, respectively. For the years ended December 31, 2007 and 2006, net accounts receivable of approximately $4.48 million and $4.37 million, respectively, were sold under the agreement.

Proceeds from the sales were used to fund inventory purchases and operating expenses. The agreement is for a term of one year with automatic renewal for additional one-year terms.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

5. INVENTORIES

The major components of the Company's inventories at December 31, 2007 and 2006, were as follows:

                                              2007           2006
                                          ------------   ------------
          Antimony Metal                  $     17,393   $    149,415
          Antimony Oxide                       181,587        115,414
          Sodium Antimonate                         --          1,326
          Zeolite                               53,634         19,657
                                          ------------   ------------
                                          $    252,614   $    285,812
                                          ============   ============

At December 31, 2007 and 2006, antimony metal consisted principally of recast metal from antimony-based compounds and metal purchased from foreign suppliers. Antimony oxide inventory consisted of finished product oxide held at the Company's plant. Sodium antimonite inventory consisted of dry finished product and wet raw materials, the majority of which were stored at the Company's antimony plant near Thompson Falls, Montana. The Company's zeolite inventory consists of salable zeolite material held at BRZ's Idaho mining and production facility.

6. PROPERTIES, PLANTS AND EQUIPMENT

The major components of the Company's properties, plants and equipment at December 31, 2007 and 2006 are shown below. Approximately $1.2 million of capitalized costs at December 31, 2007 have not yet been placed in service and, therefore, have not been subject to depreciation.


                                            2007            2006
                                        ------------    ------------
Antimony:
         Equipment                      $  1,329,930    $  1,312,032
         Buildings                           528,730         508,308
         Mineral rights                      193,549         106,593
         Land                                190,106         141,351
         Construction in progress             28,709              --
                                        ------------    ------------
                                           2,271,024       2,068,284
         Accumulated depreciation         (1,203,332)     (1,182,830)
                                        ------------    ------------
                  Total Antimony, net      1,067,692         885,454
                                        ------------    ------------
Zeolite:
         Equipment                         1,976,275       1,332,684
         Building                          1,217,275       1,194,044
                                        ------------    ------------
                                           3,193,550       2,526,728
         Accumulated depreciation         (1,484,081)     (1,346,841)
                                        ------------    ------------
                  Total Zeolite, net       1,709,469       1,179,887
                                        ------------    ------------
Properties, plants and equipment, net   $  2,777,161    $  2,065,341
                                        ============    ============


7. INVESTMENT IN USAMSA

At December 31, 2005 and through March 21, 2006, the Company had a 50% investment in United States Antimony, Mexico S.A. de C.V. ("USAMSA"). The Company accounted for its 50% investment in USAMSA by the equity method. USAMSA was idle during 2005 and 2004 because of unstable antimony metal prices and the absence of sufficient operating capital. During 2005, the Company wrote off the carrying value of USAMSA of $3,527 because of a lack of activity.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

7. INVESTMENT IN USAMSA, CONTINUED

In its effort to pursue operations in Mexico, the Company acquired the remaining 50% of USAMSA, on March 21, 2006 bringing its total ownership to 100%. The purchase price for the 50% investment was $165,500 which consisted of the following:

     Cash                                        $  49,500
     Common stock: 100,000 shares                   61,000
     Note payable                                   55,000
                                                 ---------
                           Total                 $ 165,500
                                                 =========

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

As stated above, the Company had written its investment in USAMSA to zero at December 31, 2005. Therefore, these assets acquired had no book value at the purchase date. USAMSA had no liabilities at the date of acquisition. The purchase price was allocated to USAMSA's assets as follows:

     Land and permits                            $  47,000
     Plant                                          63,500
     Equipment                                      55,000
                                                 ---------
                           Total                 $ 165,500
                                                 =========

At December 31, 2007 and 2006, USAMSA's financial statements are included in the Company's consolidated financial statements.

8. INVESTMENT IN AM

During 2005, the Company created a new subsidiary, Antimonio de Mexico SA de CV ("AM"). AM was incorporated under the laws of Mexico and the State of Jalisco. On December 16, 2005, AM signed a contract and option agreement that gives AM the exclusive right to explore and exploit the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually. Total payments will not exceed $1,430,344, reduced by taxes paid. All installment payments must be paid when and if AM exercises the option to purchase. During the year ended December 31, 2006, the Company decided to pursue developing the concessions. The payments paid under this agreement in 2007 and 2006 totaled $86,956 and $106,593, respectively, and were capitalized as mineral rights in accordance with the Company's accounting policies. AM does not have any obligation to pay any amount under this contract.

A service agreement was also executed on December 16, 2005, for a mining operator to provide consultation, with similar amounts payable as under the Contract of Exploration and Option.

9. DEFERRED REVENUE

On October 25, 2006, the Company entered into an agreement to exclusively sell pozzlan zeolite (PZ) to one individual, who is a shareholder of the Company, over the next five years. The agreement calls for the individual to purchase a minimum of 3,000 tons of PZ per month. If the minimum sales are not purchased for a 90-day period of time, the exclusivity of sales to this individual is forfeited. The agreement called for a sales price between $30 and $40 per ton until June 1, 2007, at which time the Company can adjust its price as necessary based on its production costs.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

9. DEFERRED REVENUE, CONTINUED

The agreement commenced upon receipt of $500,000 from the buyer, which occurred in 2006, and upon completion of permitting and construction of the new mill with operational milling equipment (completed as of December 31, 2007).

During the year ended December 31, 2007, the Company received an additional $300,000 to extend the life of the agreement and provide exclusivity for certain other sales areas. The extension agreement was with a company, Zeolite Company of America ("ZCA"), of which the initial individual is part owner. The extension agreement lowered the monthly sales requirement to 350 tons per month and set the sale price at $40 per ton beginning December 30, 2007. Should ZCA not purchase or pay for the 350 tons per month for any three month period, ZCA would lose its exclusivity and price commitment.

10. DUE TO RELATED PARTIES

Amounts due to related parties at December 31, 2007 and 2006 were as follows (see Note 16):

                                                    2007           2006
                                                ------------   ------------
Entity owned by John C. Lawrence, president
     and director                               $      9,758   $     28,998
John C. Lawrence, president and director(1)          244,327        225,587
                                                ------------   ------------
                                                $    254,085   $    254,585
                                                ============   ============

(1) Includes accrued interest at 10% per annum of $108,082 and $89,008 at December 31, 2007 and 2006, respectively.

Transactions affecting the payable to Mr. Lawrence during 2007 and 2006 were as follows:

                                                    2007           2006
                                                ------------   ------------
Balance, beginning of year                      $    225,587   $    250,634
Equipment rental charges                              52,062         63,697
Interest expense                                      19,130         21,289
Advances, net                                        (52,452)      (110,033)
                                                ------------   ------------
Balance, end of year                            $    244,327   $    225,587
                                                ============   ============

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

11. LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006 is as follows:

                                                                 2007            2006
                                                             ------------    ------------
Note payable to an individual.  The balance will be paid
  by a transfer of certain equipment owned by the company.   $     55,000    $     55,000

Note payable to CNH Capital America, LLC, bearing interest
  at 2.5%; payable in monthly installments of $1,115;
  maturing May 2010; collateralized by equipment.                  32,456              --

Note payable, bearing interest at 10%; payable in four
  annual installments of $10,000 each beginning December
  2005; not collateralized.                                        20,000          20,000

Note payable to First State Bank of Thompson Falls,
  bearing interest at 10.5%; payable in monthly
  installments of $1,073; maturing June 2008.                       4,145          17,814

Term note payable to First State Bank of Thompson Falls,
  bearing interest at 9.0% through February 2008, then
  Wall Street prime rate plus 3.75% through maturity;
  payable in monthly installments of $6,220; maturing
  January 2020.                                                        --         207,800

Equipment note payable, bearing interest at 7.25% through
  April 2004, then bank prime through maturity; payable
  in monthly installments of $393; maturing April 2009.                --           8,293
                                                             ------------    ------------

                                                                  111,601         308,907
Less current portion                                              (91,890)       (138,842)
                                                             ------------    ------------
Noncurrent portion                                           $     19,711    $    170,065
                                                             ============    ============

At December 31, 2007, principal payments on long-term debt are due as follows:

    YEAR ENDING
    DECEMBER 31,
 ------------------
        2008                $     91,890
        2009                      13,065
        2010                       6,646
                            ------------
                            $    111,601
                            ============

The note payable to First State Bank of Thompson Falls are collateralized by accounts receivable, inventory, certain equipment, patented and unpatented claims in Sanders County, Montana and are personally guaranteed by John C. Lawrence, the Company's president and a director.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Unsecured Convertible Note Payable
----------------------------------

On December 22, 2003, John C. Lawrence, the Company's president and a director, agreed to convert $100,000 of related party debt due to him into a Convertible Note Payable ("the Convertible Note"). The Convertible Note contains essentially the same attributes and privileges that the Secured Note provides Delaware Royalty Company, in that it accrues interest at 10% per annum and is convertible into shares of the Company's common stock at an initial conversion price of $0.20 per share. The conversion price of the Convertible Note is also subject to the same anti-dilution adjustments as the Secured Note. The Convertible Note matures on December 22, 2009, unless otherwise converted. The Convertible Note is not collateralized by any of the Company's assets. At December 31, 2007 and 2006, $100,000 of principal was outstanding, and accrued interest on the note, which is included in Payable to Related Parties, of $40,081 and $30,136, respectively, was due.

Stock Purchase Warrants and Deferred Financing Charges
------------------------------------------------------

In connection with the issuance of the secured convertible and unsecured convertible notes payable, Mr. Dugan and Mr. Lawrence were issued 2,000,000 and 1,000,000 stock purchase warrants, respectively. The warrants expire in December of 2008 and are exercisable for shares of the Company's unregistered common stock at $0.20 per share.

The Company accounted for the detachable warrants issued in connection with the notes in accordance with Accounting Principles Board Opinion No. 14, and estimated a fair value of $0.01 per warrant, or $30,000 attributable to the detachable warrants. The resulting value was recorded as a deferred financing cost and is being amortized as interest expense over the terms of the respective convertible notes payable. During the years ended December 31, 2007 and 2006, $3,750 and $11,350, respectively of interest expense was recognized as a result of amortizing the deferred offering costs.

13. STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorize 50,000,000 shares of $0.01 par value common stock available for issuance with such rights and preferences, including liquidation, dividend, conversion and voting rights, as the Board of Directors may determine. At December 31, 2007, the number of common shares outstanding and reserved is as follows:

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

13. STOCKHOLDERS' EQUITY, CONTINUED

     Common shares issued and outstanding                            42,519,243
                                                                    -----------

     Reserved shares for:
       Warrants to purchase common stock                              6,867,727
       Conversion of note payable, including accrued interest           700,405
       United States Antimony Corporation 2000 Stock Plan               200,000
                                                                    -----------
                     Total reserved shares                            7,768,132
                                                                    -----------

     Total outstanding and reserved                                  50,287,375
     Authorized shares                                               50,000,000
                                                                    -----------
     Number of shares over allocated                                    287,735
                                                                    ===========

In addition, the Company has shares of Series D preferred stock of 1,751,005 and warrants for purchase of 111,185 shares of Series D stock that are convertible on a one to one basis for shares of common stock. However, such conversion rights are subject to the availability of authorized but unissued shares of common stock.

In order to ensure that the number of shares outstanding does not exceed the amount authorized, the Company has no plans on selling additional shares of common stock in the near future, will not authorize any grants under the stock plan, and the president of the Company will not convert the note payable due him. The Company plans to pursue increasing its authorized shares during 2008. In the meantime, the Company is not able to raise funds by selling shares of its common stock (see going concern discussion in Note 1).

Issuance of Common Stock for Cash
---------------------------------

During 2007 and 2006, the Company sold an aggregate of 2,705,767 and 3,192,393 shares, respectively, of its unregistered common stock to existing shareholders and other parties for cash of $834,578 and $992,599, respectively. In connection with sales of the Company's common stock, warrants to purchase shares of the Company's common stock were granted in 2007 as follows: 15,000 shares at $0.60 and 648,334 shares at $0.50. In 2006, warrants to purchase 1,430,001 shares at $0.60, 566,056 shares at $0.75 and 33,334 shares at $0.50 were granted.

Issuance of Common Stock for Services and Property
--------------------------------------------------

During 2007, the Company issued common stock to its directors as follows:

     o    All directors for services - a total of 45,500 shares

During 2006, the Company issued common stock to its directors as follows:

     o    All directors for services - a total of 91,000 shares

     o    Two directors for work performed - 225,000 shares

     o One director in exchange for equipment - 45,000 shares and warrants to purchase 45,000 shares at $0.30

     o    One director in exchange for USAMSA stock - 100,000 shares

Common Stock Issued in Satisfaction of Debt
-------------------------------------------

During 2006, the Company issued 1,406,250 shares of its unregistered common stock in satisfaction of debt and related accrued interest.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

13. STOCKHOLDERS' EQUITY, CONTINUED

Series D Preferred Stock Cancelled and Reissued as Common Stock
---------------------------------------------------------------

During 2007, the Board of Directors resolved that 6,667 shares of the Company's Series D preferred stock be converted in an equal number of shares of the company's common stock. The shares were held by the Company's director Gary Babbitt's Pension and Profit Sharing Plan.

During 2006, the Board of Directors resolved that 256,000 shares of the Company's Series D preferred stock be converted in an equal number of shares of the company's common stock. The shares were held by the Company's directors or former directors as follows: John Lawrence 26,000 shares; Robert Rice 128,000 shares, Leo Jackson 26,000 shares and Gary Babbitt 76,000 shares.

Common Stock Warrants
---------------------

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or common stock to directors and employees of the Company. The Company has also issued warrants in exchange for services rendered the Company and in connection with sales of its unregistered common stock.

Transactions in common stock warrants are as follows:

                                                                     NUMBER OF        EXERCISE
                                                                     WARRANTS          PRICES
                                                                    -----------      -----------
Balance, December 31, 2005                                            8,146,695      $0.25-$0.45
   Warrants granted in connection with 2006 stock sales               2,112,724      $0.50-$0.75
   Warrants granted in connection with 2006 equipment purchase           45,000      $      0.30
   Warrants exercised                                                  (400,000)     $0.25-$0.30
   Warrants expired and cancelled                                    (1,882,693)     $0.20-$0.30
                                                                    -----------
Balance, December 31, 2006                                            8,021,726      $0.25-$0.75
   Warrants granted in connection with 2007 stock sales                 663,334      $0.50-$0.60
   Warrants exercised                                                (1,532,333)     $0.25-$0.60
   Warrants expired and cancelled                                      (285,000)     $0.20-$0.25
                                                                    -----------
Balance, December 31, 2007                                            6,867,727      $0.25-$0.75
                                                                    ===========

The above common stock warrants expire as follows:

YEAR ENDED DECEMBER 31:
     2008                                  3,846,669
     2009                                  2,357,724
     2010                                    413,334
     Thereafter                              250,000
                                       -------------
                                           6,867,727
                                       =============

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion and voting rights, as the Board of Directors may determine.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

13. STOCKHOLDERS' EQUITY, CONTINUED

Series A
--------

During 1986, the Board established a Series A preferred stock, consisting of 4,500 shares. These shares are nonconvertible, nonredeemable and are entitled to a $1.00 per share per year cumulative dividend. Series A preferred stockholders have voting rights for directors only and a total liquidation preference equal to $45,000 at December 31, 2004, plus dividends in arrears. During 2005, the remaining 4,500 outstanding shares of Series A preferred stock were converted to common shares. Therefore, there were no shares of Series A preferred stock outstanding and no related cumulative dividends in arrears at December 31, 2007 and 2006.

Series B
--------

During 1993, the Board established a Series B preferred stock, consisting of 1,666,667 shares. All 1,666,667 shares authorized were issued in connection with the final settlement of litigation. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock; has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. In 1995, 916,667 shares of Series B preferred stock were surrendered to the Company and cancelled in connection with the settlement of litigation against Bobby C. Hamilton. At December 31, 2007, cumulative dividends in arrears on the 750,000 outstanding Series B shares were $97,500 or $0.13 per share. At December 31, 2006, cumulative dividends in arrears on the 750,000 outstanding Series B shares were $90,000, or $0.12 per share. Total dividends in arrears and liquidation preference were $847,500 and $847,500 at December 31, 2007 and 2006, respectively.

Series C
--------

During 1997, the Company issued 2,560,762 shares of Series C preferred stock in connection with the conversion of certain debt owed by the Company. During 1999, holders of 2,382,858 shares of Series C stock converted their shares into common stock of the Company. The Series C shares have voting rights, are non-redeemable and have a $0.55 per share liquidation preference. At December 31, 2007 and 2006, 177,904 shares of Series C preferred stock remained outstanding and the liquidation preference amounted to $97,847 at December 31, 2007.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

13. STOCKHOLDERS' EQUITY, CONTINUED

     LIQUIDATION PREFERENCE. The Series D holders are entitled to a liquidation preference equal to the greater of $2.50 per share or the equivalent market value of the number of shares of common stock into which each share of Series D is convertible. At December 31, 2007 and 2006, the liquidation preference for Series D preferred stock was $4,377,513 and $4,394,180, respectively.
     REGISTRATION RIGHTS. All of the underlying common stock issued upon conversion of the Series D preferred shares shall be entitled to "piggyback" registration rights when, and if, the Company files a registration statement for its securities or the securities of any other stockholder.
     DIVIDENDS. The Series D holders are entitled to an annual dividend of $0.0235 per share. The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends. At December 31, 2007, cumulative dividends in arrears on the 1,751,005 outstanding Series D shares were $172,326. At December 31, 2006, cumulative dividends in arrears on the 1,757,672 outstanding Series D shares were $131,177.

During 2007, Series D holders converted 6,667 shares to common stock, as discussed previously.

During 2006, Series D holders converted 256,000 shares to common stock, as discussed previously.

During 2007 and 2006, no warrants were exercised to purchase shares of Series D preferred stock.

At December 31, 2007 and 2006, the Company had 1,751,005 and 1,757,672 shares of Series D preferred stock outstanding, respectively (see Note 16). The combined liquidation preference and dividends in arrears totaled $4,549,838 and $4,525,357 at December 31, 2007 and 2006, respectively.

Preferred Stock Warrants
------------------------

During 2005, the Company issued 1,000,000 warrants to purchase shares of Series D preferred stock to John C. Lawrence, the Company's president and a director, for incentive to improve the Company's financial position. These warrants are exercisable at $0.25 and expired in October 2007. No preferred stock warrants were issued in 2006.

Transactions in Series D preferred stock warrants are as follows:


                                                   NUMBER OF        EXERCISE
                                                   WARRANTS          PRICES
                                                  -----------      -----------
Balance, December 31, 2005                          2,196,185      $0.25-$0.30
   Warrants granted                                        --
   Warrants exercised                                      --
   Warrants expired and cancelled                    (335,000)     $0.20-$0.30
                                                  -----------
Balance, December 31, 2006                          1,861,185      $0.20-$0.30
   Warrants granted                                        --
   Warrants exercised                                      --
   Warrants expired and cancelled                  (1,750,000)     $0.20-$0.25
                                                  -----------
Balance, December 31, 2007                            111,185      $      0.30
                                                  ===========


The above Series D preferred stock warrants expire as follows:

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

YEAR ENDED DECEMBER 31:
   2008                                               111,185
                                                  ===========

14. 2000 STOCK PLAN

In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan"). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants of the Company to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000. At December 31, 2007 and 2006, 300,000 shares of the Company's common stock had been issued under the Plan. There were no issuances under the Plan during 2007 and 2006.

15. INCOME TAXES

The Company had no income tax provision or benefit for the years ended December 31, 2007 and 2006.

At December 31, 2007 and 2006, the Company had net deferred tax assets composed as follows:

                                                         2007           2006
                                                     -----------    -----------
Arising from differences in the book and tax basis
  of certain property assets                         $   315,000    $   300,000
Arising from limitation in deduction of foreign
  exploration costs                                      238,000    $   150,000
Arising from net tax operating loss carryforwards      1,071,000      1,174,000
                                                     -----------    -----------
Total deferred tax assets                              1,624,000      1,624,000
Valuation allowance                                   (1,624,000)    (1,624,000)
                                                     -----------    -----------
  Net deferred tax assets                            $        --    $        --
                                                     ===========    ===========


The deferred tax assets were calculated based on an estimated 34% income tax rate. As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the net deferred tax assets at both December 31, 2007 and 2006 has been established.

At December 31, 2007, the Company had unexpired regular tax net operating loss carry forwards of approximately $3,150,000 which expire as follows:

Year Ending December 31:
                2012                                 $   154,000
                2016                                     400,000
                2018                                     292,000
                2020                                      69,000
                2021                                     653,000
                2022                                     170,000
                2023                                     733,000
                2024                                      97,000
                2025                                     300,000
                2026                                      39,000
                2027                                     243,000
                                                     -----------
                                                     $ 3,150,000
                                                     ===========

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

16. RELATED-PARTY TRANSACTIONS

In addition to transactions described in Notes 4, 7, 10, 11, 12, and 13, during 2007 and 2006, the Company had the following transactions with related parties:

     During 2007, the Company issued 45,500 of its common stock to members of its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $35,490 in director compensation. In addition, the Company has directors compensation of $59,800 accrued as a liability of December 31, 2007.

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

     A director of the Company acts as legal counsel to the Company. During the year ended December 31, 2007, the Company paid legal fees and expenses to this director in the amount of $41,900. Of this amount, $11,900 has been capitalized as properties, plant and equipment.

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

In March of 2007, the Company sustained an industrial accident at the BRZ mine. Based upon preliminary discussions with federal safety regulators, the Company has recorded an estimated penalty of $100,140 as of December 31, 2007; the actual amount could differ from this estimate.

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

The carrying amounts for cash, restricted cash, accounts receivable, accounts payable and other current liabilities are reasonable estimates of their fair values. The fair value of amounts due to related parties approximates their carrying values based upon the contractual cash flow requirements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

The carrying amount of long-term debt is a reasonable estimate of its fair value. The carrying amount of the convertible note payable is a reasonable estimate of its fair value.

19. BUSINESS SEGMENTS

The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments for the years ended December 31, 2007 and 2006 is as follows:


                                             2007           2006
                                         ------------   ------------
Capital expenditures:
   Antimony
     United States                       $         --   $      5,983
     Mexico                                   202,741        747,740
                                         ------------   ------------
     Subtotal Antimony                        202,741        753,723
   Zeolite                                    674,448        514,528
                                         ------------   ------------
                                         $    877,189   $  1,268,251
                                         ============   ============

Properties, plants and equipment, net:
   Antimony
     United States                       $    117,212   $    137,714
     Mexico                                   950,481        747,740
                                         ------------   ------------
     Subtotal Antimony                      1,067,693        885,454
   Zeolite                                  1,709,423      1,179,887
                                         ------------   ------------
                                         $  2,777,116   $  2,065,341
                                         ============   ============

Total Assets:
   Antimony
     United States                       $    504,215   $    527,059
     Mexico                                   950,481        747,740
                                         ------------   ------------
     Subtotal Antimony                      1,454,696      1,274,799
   Zeolite                                  1,758,830      1,253,046
   Corporate                                  132,363        222,115
                                         ------------   ------------
                                         $  3,345,889   $  2,749,960
                                         ============   ============


See Note 2 regarding sales to major customers.