Form 10-Q
period 2008-03-31
UNITED STATES ANTIMONY CORP
filed 2008-05-15
CIK 101538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2008


  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period          to
                                 --------    --------

                         Commission file number 33-00215



                       UNITED STATES ANTIMONY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X           No
    -----            -----

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.
YES               No   X
    -----            -----

At May 15, 2008 the registrant had outstanding 42,801,524 shares of par value $0.01 common stock.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]    Accelerated filer [_]   Non-accelerated filer [_]
Smaller reporting company [X] (Do not check if a smaller reporting company)

================================================================================

                       UNITED STATES ANTIMONY CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                 FOR THE PERIOD
                              ENDED MARCH 31, 2008


                                TABLE OF CONTENTS




                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements.................................................1-8

Item 2: Management's Discussion and Analysis of Results of Operations
        and Financial Condition ............................................8-10

Item 3: Quantitative and Qualitative Disclosure about Market Risk.............11

Item 4: Controls and Procedures...............................................11



PART II - OTHER INFORMATION

Item 1: Legal Proceedings.....................................................12

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds...........12

Item 3: Defaults upon Senior Securities.......................................12

Item 4: Submission of Matters to a Vote of Security Holders...................12

Item 5: Other Information.....................................................12

Item 6: Exhibits and Reports on Form 8-K......................................12


SIGNATURE.....................................................................13

CERTIFICATIONS.............................................................14-15



          [The balance of this page has been intentionally left blank.]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                             (UNAUDITED)
                                                                               MARCH 31,     DECEMBER 31,
                                                                                 2008            2007
                                                                             ------------    ------------
                                     ASSETS
Current assets:
   Cash                                                                      $     23,624    $     81,747
   Accounts receivable, less allowance
     for doubtful accounts of $30,000                                             131,950         168,676
   Inventories                                                                    215,040         252,614
                                                                             ------------    ------------
       Total current assets                                                       370,614         503,037

Properties, plants and equipment, net                                           2,782,768       2,777,116
Restricted cash for reclamation bonds                                              65,736          65,736
                                                                             ------------    ------------
       Total assets                                                          $  3,219,118    $  3,345,889
                                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Checks issued and payable                                                 $     54,580    $     69,484
   Accounts payable                                                               695,502         808,748
   Accrued payroll and payroll taxes                                              142,367         113,612
   Other accrued liabilities                                                      102,075          99,851
   Deferred revenue                                                               288,929         287,238
   Accrued interest payable                                                        27,231          25,231
   Payable to related parties                                                     255,352         254,085
   Convertible note payable to a related party                                    100,000         100,000
   Long-term debt, current                                                         78,384          91,890
                                                                             ------------    ------------
       Total current liabilities                                                1,744,420       1,850,139

   Deferred revenue, noncurrent                                                   640,000         640,000
   Long-term debt, noncurrent                                                      25,852          19,711
   Accrued reclamation and remediation costs, noncurrent                          107,500         107,500
                                                                             ------------    ------------
       Total liabilities                                                        2,517,772       2,617,350
                                                                             ------------    ------------

Commitments and contingencies (Note 3)

Stockholders' equity:
   Preferred stock $0.01 par value, 10,000,000 shares authorized:
       Series A:  no shares issued and outstanding                                     --              --
       Series B: 750,000 shares issued and outstanding
          (liquidation preference $847,500 at December 31, 2007)                    7,500           7,500
       Series C: 177,904 shares issued and outstanding
          (liquidation preference $97,847 at December 31, 2007)                     1,779           1,779
       Series D: 1,751,005 shares issued and outstanding
          (liquidation preference and cumulative dividends of
          $4,549,838 at December 31, 2007)                                         17,509          17,509
   Common stock, $0.01 par vaue, 50,000,000 shares authorized;
     42,801,524 and 42,519,243 shares issued and outstanding, respectively        428,015         425,192
   Additional paid-in capital                                                  21,354,426      21,243,249
   Accumulated deficit                                                        (21,107,883)    (20,966,690)
                                                                             ------------    ------------
       Total stockholders' equity                                                 701,346         728,539
                                                                             ------------    ------------
       Total liabilities and stockholders' equity                            $  3,219,118    $  3,345,889
                                                                             ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                              FOR THE THREE MONTHS ENDED
                                                                            MARCH 31, 2008  MARCH 31, 2007
                                                                             ------------    ------------
ANTIMONY DIVISION
   Revenues                                                                  $  1,113,742    $  1,094,057
                                                                             ------------    ------------
   Cost of sales:
      Production costs                                                            824,728         757,966
      Depreciation                                                                  3,486           5,125
      Freight and delivery                                                         65,785          64,019
      General and administrative                                                   21,532           3,793
      Direct sales expense                                                         11,250           9,870
                                                                             ------------    ------------
        Total cost of sales                                                       926,781         840,773
                                                                             ------------    ------------
           Gross profit - antimony                                                186,961         253,284
                                                                             ------------    ------------

ZEOLITE DIVISION
   Revenues                                                                       313,652         255,708
                                                                             ------------    ------------
   Cost of sales:
      Production costs                                                            266,323         298,372
      Depreciation                                                                 46,199          29,270
      Freight and delivery                                                         19,223          15,982
      General and administrative                                                   37,424          25,293
      Royalties                                                                    40,122          30,136
      Direct sales expense                                                         20,300          10,465
                                                                             ------------    ------------
        Total cost of sales                                                       429,591         409,518
                                                                             ------------    ------------
           Gross profit (loss) - zeolite                                         (115,939)       (153,810)
                                                                             ------------    ------------

   Total revenues - combined                                                    1,427,394       1,349,765
   Total cost of sales - combined                                               1,356,372       1,250,291
                                                                             ------------    ------------
           Gross profit - combined                                                 71,022          99,474
                                                                             ------------    ------------

   Other operating (income) expenses:
      Corporate general and administrative                                        127,678          96,267
      Exploration expense                                                          83,756          79,629
      Gain on sale of properties, plants and equipment                            (41,268)        (59,048)
                                                                             ------------    ------------
        Other operating (income) expenses                                         170,166         116,848
                                                                             ------------    ------------
        Income (loss) from operations                                             (99,144)        (17,374)
                                                                             ------------    ------------

   Other expenses:
      Interest expense, net                                                         7,846           5,203
      Factoring expense                                                            34,203          22,211
                                                                             ------------    ------------
        Other expenses                                                             42,049          27,414
                                                                             ------------    ------------

   Net loss                                                                  $   (141,193)   $    (44,788)
                                                                             ============    ============

   Net loss per share of common stock - basic and diluted                    $     (0.003)            NIL
                                                                             ============    ============

   Basic and diluted weighted average shares outstanding                       42,645,817      40,213,987
                                                                             ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              FOR THE THREE MONTHS ENDED
                                                                            MARCH 31, 2008  MARCH 31, 2007
                                                                             ------------    ------------
Cash Flows From Operating Activities:
   Net loss                                                                  $   (141,193)   $    (44,788)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
      Depreciation expense                                                         49,685          34,395
      Deferred financing costs as interest expense                                     --           1,875
      Gain on sale of properties, plants and equipment                            (41,268)        (59,048)
      Change in:
           Accounts receivable                                                     36,726         (79,266)
           Inventories                                                             37,574         114,439
           Restricted cash for reclamation bonds                                       --           3,764
           Accounts payable                                                      (119,221)       (137,942)
           Accrued payroll and payroll taxes                                       28,755          35,854
           Other accrued liabilities                                                2,224           2,106
           Deferred revenue                                                         1,691            (728)
           Accrued interest payable                                                 2,000          (3,359)
           Payable to related parties                                               1,267         (33,330)
                                                                             ------------    ------------
               Net cash used by operating activities                             (141,760)       (166,028)
                                                                             ------------    ------------

Cash Flows From Investing Activities:
   Purchase of properties, plants and equipment                                   (49,363)       (314,111)
   Proceeds from sale of properties, plants and equipment                          41,268          59,048
                                                                             ------------    ------------
               Net cash used by investing activities                               (8,095)       (255,063)
                                                                             ------------    ------------

Cash Flows From Financing Activities:
   Proceeds from sale of common stock and warrants, net of commissions            114,001         294,000
   Principal payments of long-term debt                                            (7,365)        (79,777)
   Change in checks issued and payable                                            (14,904)          7,105
                                                                             ------------    ------------
               Net cash provided by financing activities                           91,732         221,328
                                                                             ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (58,123)       (199,763)

Cash and cash equivalents at beginning of period                                   81,747         218,365
                                                                             ------------    ------------
Cash and cash equivalents at end of period                                   $     23,624    $     18,602
                                                                             ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Non-cash investing and financing activities:
      Properties, plants & equipment acquired with accounts payable          $      5,978    $     38,685
                                                                             ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

    UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


    1.   BASIS OF PRESENTATION:

    The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. Certain consolidated financial statement amounts for the three month period ended March 31, 2007 have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

    For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

    The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2008, the Company had negative working capital of approximately $1,370,000, an accumulated deficit of approximately $21.1 million, and total stockholders' equity of approximately $700,000. In addition, the Company has minimal available authorized shares available to sell in order to raise additional funds (see Note 5). These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

    2.   LOSS PER COMMON SHARE:

    The Company accounts for its loss per common share according to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including warrants to purchase the Company's common stock (approximately 7,126,127 shares at March 31, 2008) and common stock issuable upon the conversion of a convertible note payable, including accrued interest (approximately 700,000 shares at March 31, 2008) are excluded from the calculations when their effect is antidilutive.

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

    In March of 2007, the Company sustained an industrial accident at the BRZ mine. Based upon preliminary discussions with federal safety regulators, the Company has recorded an estimated penalty of $100,140 as of March 31, 2008; the actual amount could differ from this estimate.

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

                                                     FOR THE THREE
                                                     MONTHS ENDED
                                                       AND AS OF
                                                    MARCH 31, 2008
                                                   ----------------
          Capital expenditures:
             Antimony
                United States                      $             --
                Mexico                                        7,559
                                                   ----------------
                Subtotal Antimony                             7,559
             Zeolite                                         47,778
                                                   ----------------
                                                   $         55,337
                                                   ================

          Properties, plants and equipment, net:
             Antimony
                United States                      $        113,726
                Mexico                                      958,040
                                                   ----------------
                Subtotal Antimony                         1,071,766
             Zeolite                                      1,711,002
                                                   ----------------
                                                   $      2,782,768
                                                   ================

          Inventory:
             Antimony
                United States                      $        175,752
                Mexico                                           --
                                                   ----------------
                Subtotal Antimony                           175,752
             Zeolite                                         39,288
                                                   ----------------
                                                   $        215,040
                                                   ================

          Total Assets:
             Antimony
                United States                      $        437,211
                Mexico                                      958,040
                                                   ----------------
                Subtotal Antimony                         1,395,251
             Zeolite                                      1,798,143
             Corporate                                       25,724
                                                   ----------------
                                                   $      3,219,118
                                                   ================

    UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED:


    5.   COMMON STOCK

    The Company's Articles of Incorporation authorize 50,000,000 shares of $0.01 par value common stock available for issuance with such rights and preferences, including liquidation, dividend, conversion and voting rights, as the Board of Directors may determine. At March 31, 2008, the number of common shares outstanding and reserved is as follows:


         Common shares issued and outstanding                        42,801,524

         Allocated shares for:
           Warrants to purchase common stock                          7,126,127
           Conversion of note payable, including accrued interest       700,000
           United States Antimony Corporation 2000 stock plan           500,000
                                                                   ------------
                                                                      8,326,127

         Total outstanding and reserved                              51,127,651
         Authorized shares                                           50,000,000
                                                                   ------------
         Number of shares overallocated                              (1,127,651)
                                                                   ============

    In addition, the Company has shares of Series D stock of 1,751,005 and warrants for purchase of 111,185 shares of Series D stock that is convertible on a one to one basis for shares of common stock. However, such conversion is subject to the availability of authorized but unissued shares of common stock.

    In order to ensure that the number of shares outstanding does not exceed the amount authorized, the Company has no plans on selling additional shares of common stock in the near future, will not authorize any grants under the stock plan, and the president of the Company will not convert the note payable due him. The Company plans to pursue increasing its authorized shares during the second quarter of 2008. In the meantime, the Company is not able to raise funds by selling shares of its common stock (see going concern discussion in Note 1).

    6.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

    Effective January 1, 2008, we adopted the provisions of SFAS No. 157, "Fair Value Measurements", for our financial assets and financial liabilities without a material effect on our results of operations and financial position. The effective date of SFAS No. 157 for non-financial assets and non-financial liabilities has been deferred by FSP 157-2 to fiscal years beginning after November 15, 2008, and we do not anticipate the impact of adopting SFAS 157 for non-financial and non-financial liabilities to have a material impact on our results of operations and financial position.

    SFAS No. 157 expands disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

    The fair value measurement;
    a. The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level
         2), and significant unobservable inputs (Level 3);

    UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED:

    b. For fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:
         1) Total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings (or changes in net assets), and a description of where those gains or losses included in earnings (or changes in net assets) are reported in the statement of income (or activities);
         2) The amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;
         3)  Purchases, sales, issuances, and settlements (net); and
         4)  Transfers in and/or out of Level 3.

    At March 31, 2008, the company has no assets or liabilities that are measured at fair value on a recurring basis.

    We also adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Liabilities", effective January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the three months ended March 31, 2008.

    7.   NEW ACCOUNTING PRONOUNCEMENTS

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

    RESULTS OF OPERATIONS

    FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2007.

    The Company's operations resulted in a net loss of $141,193 for the three-month period ended March 31, 2008, compared with a net loss of $44,788 for the same period ended March 31, 2007. The increase in the loss for the first quarter of 2008 compared to the similar period of 2007 is primarily due to an increase in the production costs of antimony, in addition to increased corporate general and administrative professional fees, decreased losses from the Zeolite Division and increases in exploration costs.

    ANTIMONY DIVISION:

    Total revenues from antimony product sales for the first quarter of 2008 were $1,113,742 compared with $1,094,057 for the comparable quarter of 2007, an increase of $19,685. During the three-month period ended March 31, 2008, 74% of the Company's revenues from antimony product sales were from sales to one customer. Sales of antimony products during the first quarter of 2008 consisted of 442,010 pounds at an average sale price of $2.52 per pound. During the first quarter of 2007, sales of antimony products consisted of 470,892 pounds at an average sale price of $2.32 per pound.

    The cost of antimony production was $824,728, or $1.87 per pound sold during the first quarter of 2008 compared to $757,966 or $1.67 per pound sold during the first quarter of 2007. The increase in price per pound was primarily due to increased costs of raw materials.

    Antimony depreciation for the first quarter of 2008 was $3,486 which was comparable to $5,125 for the first quarter of 2007.

    Antimony freight and delivery expense for the first quarter of 2008 was $65,785 compared to $64,019 during the first quarter of 2007. The increase was due to the increase of freight costs.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

    General and administrative expenses in the antimony division were $21,532 during the first quarter of 2008 compared to $3,793 during the same quarter in 2007. The increase is due to an increase in finance charges on purchases, increased travel expenses and increased insurance expenses.

    Antimony sales expenses were $11,250 for the first quarter of 2008 compared to $9,870 for the same quarter in 2007.

    ZEOLITE DIVISION:

    Total revenue from sales of zeolite products during the first quarter of 2008 were $313,652 at an average sales price of $124.12 per ton, compared with the same quarter sales in 2007 of $255,708 at an average sales price of $132.29 per ton. The increase in revenue for the first quarter of 2008 compared to the same quarter of 2007 was primarily due to the increase of 594 tons of zeolite sold during the first quarter of 2008.

    The cost of zeolite production was $266,323, or $105.39 per ton sold, for the first quarter of 2008 compared to $298,372, or $154.36 per ton sold, during the first quarter of 2007. The increase was due to the sale of 594 more tons of zeolite during the first quarter of 2008 than in the first quarter of 2007.

    Zeolite depreciation for the first quarter of 2008 was $46,199 compared to $29,270 for the first quarter of 2007. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

    Zeolite freight and delivery for the first quarter of 2008 was $19,223 compared to $15,982 for the first quarter of 2007. The increase is due to an increase in tons of zeolite sold during the first quarter of 2008.

    During the first quarter of 2008, the Company incurred costs totaling $37,424 associated with general and administrative expenses at Bear River Zeolite Company, compared to $25,293 of such expenses in the comparable quarter of 2007. The increase was primarily due to increases in travel expenses.

    Zeolite royalties expenses were $40,122 during the first quarter of 2008 compared to $30,136 during the first quarter of 2007. The increase is due to an increase in tons of zeolite sold during the first quarter of 2008.

    Zeolite sales expenses were $20,300 during the first quarter of 2008 compared to $10,465 during the first quarter of 2007. The increase is caused by higher costs related to the direct selling expenses.

    ADMINISTRATIVE OPERATIONS

    Interest expense of $7,846 was incurred during the first quarter of 2008 compared to $5,203 during the first quarter of 2007.

    Accounts receivable factoring expense was $34,203 during the first quarter of 2008 compared to $22,211 during the first quarter of 2007.

    General and administrative expenses for the corporation were $127,678 during the first quarter of 2008 compared to $96,267 for the same quarter in 2007. The increase is primarily due to an increase in professional fees during the period.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

    Exploration expense has increased by $4,127 from the quarter ended March 31, 2007.

    The Company sold certain mining claims during the first quarter of 2008 that resulted in a gain on sale of property $41,268 compared to a gain on sale of property of $59,048 during the first quarter of 2007 due to similar sales.

    FINANCIAL CONDITION AND LIQUIDITY

    At March 31, 2008, Company assets totaled $3,219,118 and total stockholders' equity was $701,346. Total stockholders' equity decreased $27,193 from December 31, 2007, primarily because of operating losses. At March 31, 2008, the Company's total current liabilities exceeded its total current assets by $1,373,806. Because of the Company's operating losses and negative working capital, the Company's independent accountants included a paragraph in the Company's 2007 financial statements relating to a going concern uncertainty. To continue as a going concern, the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such. The Company's management is confident, however, given recent increases in metal prices, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

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

    Cash used by operating activities during the first three months of 2008 was $141,760, and resulted primarily from a decrease in accounts receivable and payable, and the non-cash affects of depreciation and amortization expenses and the gain on sale of properties, plants and equipment.

    Cash used in investing activities during the first three months of 2008 was $8,095 and primarily related to the BRZ Raymond Mill Project.

    Net cash provided by financing activities was $91,732 during the first three months of 2008 and was primarily generated from proceeds from the sale of common stock and exercise of warrants.

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Not applicable for small reporting company.

    ITEM 4.  CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.

    Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of March 31, 2008. These material weaknesses are as follows:

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

    CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
    There have been no changes during the quarter ended March 31, 2008 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

    None

    ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    During the three month period ended March 31, 2008, the Company sold shares of its restricted common stock and warrants as follows: 100,000 shares for $0.40 per share ($40,000), 100,000 shares for $0.35 ($35,000), and 82,333 for $0.47 ($39,000). Both the common stock and the common stock underlying the warrants are restricted as defined under Rule 144. In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.

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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



/s/ John C. Lawrence                                         Date:  14 May 2008
---------------------------------------------                       -----------
John C. Lawrence, Director and President
(Principal Executive, Financial and Accounting Officer)