Form 10-Q
period 2008-06-30
UNITED STATES ANTIMONY CORP
filed 2008-08-13
CIK 101538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2008


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

At August 15, 2008 the registrant had outstanding 43,014,024 shares of par value $0.01 common stock.

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

================================================================================

                       UNITED STATES ANTIMONY CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                 FOR THE PERIOD
                              ENDED JUNE 30, 2008


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements.................................................1-8

Item 2: Management's Discussion and Analysis of Results of Operations
        and Financial Condition ............................................8-13

Item 3: Quantitative and Qualitative Disclosure about Market Risk.............14

Item 4: Controls and Procedures...............................................14


PART II - OTHER INFORMATION

Item 1: Legal Proceedings.....................................................15

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds...........15

Item 3: Defaults upon Senior Securities.......................................15

Item 4: Submission of Matters to a Vote of Security Holders...................15

Item 5: Other Information.....................................................15

Item 6: Exhibits and Reports on Form 8-K......................................15


SIGNATURE.....................................................................16

CERTIFICATIONS.............................................................17-18



          [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                              (Unaudited)
                                                                                June 30,        December 31,
                                                                                  2008              2007
                                                                              ------------      ------------
                                                    ASSETS

Current assets:
  Cash                                                                        $     12,780      $     81,747
  Accounts receivable, less allowance
    for doubtful accounts of $30,000                                                51,652           168,676
  Inventories                                                                      234,111           252,614
                                                                              ------------      ------------
      Total current assets                                                         298,543           503,037

Properties, plants and equipment, net                                            2,911,660         2,777,116
Restricted cash for reclamation bonds                                               80,186            65,736
                                                                              ------------      ------------
      Total assets                                                            $  3,290,389      $  3,345,889
                                                                              ============      ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks issued and payable                                                   $     46,213      $     69,484
  Accounts payable                                                                 795,217           808,748
  Accrued payroll and payroll taxes                                                133,519           113,612
  Other accrued liabilities                                                        103,126            99,851
  Deferred revenue                                                                  83,840           287,238
  Accrued interest payable                                                          27,729            25,231
  Payable to related parties                                                       242,935           254,085
  Convertible note payable to a related party                                      100,000           100,000
  Long-term debt, current                                                           86,252            91,890
                                                                              ------------      ------------
      Total current liabilities                                                  1,618,831         1,850,139

  Deferred revenue, noncurrent                                                        --             640,000
  Long-term debt, noncurrent                                                        76,483            19,711
  Accrued reclamation and remediation costs, noncurrent                            107,500           107,500
                                                                              ------------      ------------
      Total liabilities                                                          1,802,814         2,617,350
                                                                              ------------      ------------

Commitments and contingencies (Note 3)

Stockholders' equity:
  Preferred stock $0.01 par value, 10,000,000 shares authorized:
    Series A:  no shares issued and outstanding                                       --                --
    Series B: 750,000 shares issued and outstanding
     (liquidation preference $847,500 at December 31, 2007)                          7,500             7,500
    Series C: 177,904 shares issued and outstanding
     (liquidation preference $97,847 at December 31, 2007)                           1,779             1,779
    Series D: 1,751,005 shares issued and outstanding
     (liquidation preference and cumulative dividends of $4,549,838
     at December 31, 2007)                                                          17,509            17,509
  Common stock, $0.01 par vaue, 50,000,000 shares authorized;
    43,014,024 and 42,519,243 shares issued and outstanding, respectively          430,140           425,192
  Additional paid-in capital                                                    21,437,301        21,243,249
  Accumulated deficit                                                          (20,406,654)      (20,966,690)
                                                                              ------------      ------------
      Total stockholders' equity                                                 1,487,575           728,539
                                                                              ------------      ------------
      Total liabilities and stockholders' equity                              $  3,290,389      $  3,345,889
                                                                              ============      ============

     THE  ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      For the three months ended       For the six months ended
                                                     ----------------------------    ----------------------------
                                                       June 30,        June 30,        June 30,        June 30,
                                                         2008            2007            2008            2007
                                                     ------------    ------------    ------------    ------------
ANTIMONY DIVISION
  Revenues                                           $    999,289    $  1,098,610    $  2,113,031    $  2,192,667
                                                     ------------    ------------    ------------    ------------
  Cost of sales:
    Production costs                                      793,505         836,196       1,618,233       1,594,162
    Depreciation                                            4,144           5,126           7,630          10,251
    Freight and delivery                                   46,759          49,988         112,544         114,007
    General and administrative                              8,727           4,193          30,259           7,986
    Direct sales expense                                   11,250          11,797          22,500          21,667
                                                     ------------    ------------    ------------    ------------
      Total cost of sales                                 864,385         907,300       1,791,166       1,748,073
                                                     ------------    ------------    ------------    ------------
        Gross profit - antimony                           134,904         191,310         321,865         444,594
                                                     ------------    ------------    ------------    ------------

ZEOLITE DIVISION
  Revenues                                                415,362         268,968         729,014         524,676
                                                     ------------    ------------    ------------    ------------
  Cost of sales:
    Production costs                                      261,861         278,996         528,184         577,368
    Depreciation                                           47,609          30,814          93,808          60,084
    Freight and delivery                                   33,980          22,907          53,203          38,889
    General and administrative                             42,714          76,616          80,138         101,909
    Royalties                                              52,675          31,472          92,797          61,608
    Direct sales expense                                   17,161          13,802          37,461          24,267
                                                     ------------    ------------    ------------    ------------
      Total cost of sales                                 456,000         454,607         885,591         864,125
                                                     ------------    ------------    ------------    ------------
        Gross profit (loss) - zeolite                     (40,638)       (185,639)       (156,577)       (339,449)
                                                     ------------    ------------    ------------    ------------

  Total revenues - combined                             1,414,651       1,367,578       2,842,045       2,717,343
  Total cost of sales - combined                        1,320,385       1,361,907       2,676,757       2,612,198
                                                     ------------    ------------    ------------    ------------
      Gross profit - combined                              94,266           5,671         165,288         105,145
                                                     ------------    ------------    ------------    ------------

Other operating (income) expenses:
  Corporate general and administrative                     63,351          83,736         191,029         180,003
  Exploration expense                                      93,918          36,667         177,674         116,296
  Expired exclusivity contract                           (800,000)           --          (800,000)           --
  Gain on sale of properties, plants and equipment           --           (38,493)        (41,268)        (97,541)
                                                     ------------    ------------    ------------    ------------
        Other operating (income) expenses                (642,731)         81,910        (472,565)        198,758
                                                     ------------    ------------    ------------    ------------
        Income (loss) from operations                     736,997         (76,239)        637,853         (93,613)
                                                     ------------    ------------    ------------    ------------

Other expenses:
  Interest expense, net                                     6,776          15,484          14,622          20,687
  Factoring expense                                        28,991          22,364          63,194          44,575
                                                     ------------    ------------    ------------    ------------
        Other expenses                                     35,767          37,848          77,816          65,262
                                                     ------------    ------------    ------------    ------------

Net income (loss)                                    $    701,230    $   (114,087)   $    560,037    $   (158,875)
                                                     ============    ============    ============    ============

Net income (loss) per share of
common stock:
    Basic                                            $      0.016             NIL    $      0.013             NIL
                                                     ============    ============    ============    ============
    Diluted                                          $      0.015             NIL    $      0.012             NIL
                                                     ============    ============    ============    ============

Weighted average shares outstanding:
    Basic                                              42,887,238      40,904,091      42,766,528      40,640,099
                                                     ============    ============    ============    ============
    Diluted                                            46,772,306      40,904,091      46,667,221      40,640,099
                                                     ============    ============    ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             For the six months ended
                                                                          ------------------------------
                                                                            June 30,          June 30,
                                                                              2008              2007
                                                                          ------------      ------------
Cash Flows From Operating Activities:
  Net income (loss)                                                       $    560,037      $   (158,875)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation expense                                                       101,438            70,335
    Deferred financing costs as interest expense                                  --               3,750
    Gain on sale of properties, plants and equipment                           (41,268)          (97,541)
    Gain on expiration of exclusivity agreement                               (800,000)             --
    Change in:
      Accounts receivable                                                      117,024          (218,536)
      Inventories                                                               18,503            85,765
      Restricted cash for reclamation bonds                                    (14,450)           10,872
      Accounts payable                                                         (42,147)           70,379
      Accrued payroll and payroll taxes                                         19,907            67,379
      Other accrued liabilities                                                  3,275            (2,467)
      Deferred revenue                                                         (43,398)          (28,932)
      Accrued interest payable                                                   2,498              (865)
      Payable to related parties                                               (11,150)           17,025
                                                                          ------------      ------------
        Net cash used by operating activities                                 (129,731)         (181,711)
                                                                          ------------      ------------

Cash Flows From Investing Activities:
  Purchase of properties, plants and equipment                                (150,595)         (556,146)
  Proceeds from sale of properties, plants and equipment                        41,268            97,541
                                                                          ------------      ------------
        Net cash used by investing activities                                 (109,327)         (458,605)
                                                                          ------------      ------------

Cash Flows From Financing Activities:
  Proceeds from sale of common stock and warrants, net of commissions          199,000           475,128
  Proceeds from long-term debt                                                   6,081            47,713
  Principal payments of long-term debt                                         (11,719)         (123,421)
  Change in checks issued and payable                                          (23,271)           26,686
                                                                          ------------      ------------
        Net cash provided by financing activities                              170,091           426,106
                                                                          ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (68,967)         (214,210)

Cash and cash equivalents at beginning of period                                81,747           218,365
                                                                          ------------      ------------
Cash and cash equivalents at end of period                                $     12,780      $      4,155
                                                                          ============      ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Non-cash investing and financing activities:
    Properties, plants & equipment acquired with accounts payable         $     28,616      $     51,966
                                                                          ------------      ------------

    Properties, plants & equipment acquired with long-term debt           $     56,772      $       --
                                                                          ============      ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

   UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   1. BASIS OF PRESENTATION:

   The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. Certain consolidated financial statement amounts for the six month period ended June 30, 2007 have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

   For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

   The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2008, the Company had negative working capital of approximately $1,320,000 and an accumulated deficit of approximately $20.4 million. In addition, the Company has minimal available authorized shares available to sell in order to raise additional funds (see
   Note 6). These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

   2. EARNINGS (LOSS) PER COMMON SHARE:

   The Company accounts for its earnings and loss per common share according to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. At June 30, 2007 common stock equivalents, including warrants to purchase the Company's common stock and common stock issuable upon the conversion of a convertible note payable, including accrued interest are excluded from the calculations when their effect is antidilutive. For the three and six months ended June 30, 2008, common stock equivalents of 3,885,068 and 3,900,693, respectively, are included as diluted weighted average shares. For the same periods, 3,241,059 of common stock equivalents are excluded from diluted weighted average shares because their exercise price was greater than the average market price during the periods.

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

   UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED:

   In March of 2007, the Company sustained an industrial accident at the BRZ mine resulting in a penalty of approximately $88,000, which was recorded as a liability. As of June 30, 2008 approximately $68,000 of this liability remained.

   4. BUSINESS SEGMENTS

   The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments is as follows:

                                                     For the six
                                                     months ended
                                                      and as of
                                                       June 30,
                                                         2008
                                                     ------------
          Capital expenditures:
            Antimony
              United States                          $       --
              Mexico                                      111,201
                                                     ------------
              Subtotal Antimony                           111,201
            Zeolite                                       124,781
                                                     ------------
                                                     $    235,982
                                                     ============

          Properties, plants and equipment, net:
            Antimony
              United States                          $    109,582
              Mexico                                    1,061,682
                                                     ------------
              Subtotal Antimony                         1,171,264
            Zeolite                                     1,740,396
                                                     ------------
                                                     $  2,911,660
                                                     ============

          Inventory:
            Antimony
              United States                          $    181,885
              Mexico                                         --
                                                     ------------
              Subtotal Antimony                           181,885
            Zeolite                                        52,226
                                                     ------------
                                                     $    234,111
                                                     ============

          Total Assets:
            Antimony
              United States                          $    384,260
              Mexico                                    1,061,682
                                                     ------------
              Subtotal Antimony                         1,445,942
            Zeolite                                     1,830,067
            Corporate                                      14,380
                                                     ------------
                                                     $  3,290,389
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

   The agreement commenced upon receipt of $500,000 from the shareholder (buyer), which occurred in 2006, and upon completion of permitting and construction of the new mill with operational milling equipment (completed as of December 31, 2007).

   During the year ended December 31, 2007, the Company received an additional $300,000 to extend the life of the agreement and provide exclusivity for certain other sales areas. The extension agreement was with a company, Zeolite Company of America (ZCA), of which the shareholder is part owner. The extension agreement lowered the monthly sales requirement to 350 tons per month and set the sale price at $40 per ton beginning December 31, 2007. Should ZCA not purchase or pay for the 350 tons per month for any three month period, ZCA would lose its exclusivity and price commitment.

   During the second quarter of 2008 the exclusivity agreement became void due to ZCA's failure to perform. As a result, the Company recognized the entire $800,000 of deferred revenue related to the contract in the second quarter of 2008.

   6. COMMON STOCK

   The Company's Articles of Incorporation authorize 50,000,000 shares of $0.01 par value common stock available for issuance with such rights and preferences, including liquidation, dividend, conversion and voting rights, as the Board of Directors may determine. At June 30, 2008, the number of common shares outstanding and reserved is as follows:


      Common shares issued and outstanding                           43,014,024

      Allocated shares for:
        Warrants to purchase common stock                             7,141,752
        Conversion of note payable, including accrued interest          700,000
        United States Antimony Corporation 2000 stock plan              500,000
                                                                   ------------
                                                                      8,341,752

      Total outstanding and reserved                                 51,355,776
      Authorized shares                                              50,000,000
                                                                   ------------
      Number of shares overallocated                                 (1,355,776)
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

   UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED:

   In order to ensure that the number of shares outstanding does not exceed the amount authorized, the Company has no plans on selling additional shares of common stock in the near future, will not authorize any grants under the stock plan, and the president of the Company will not convert the note payable due him. The Company plans to pursue increasing its authorized shares during the second half of 2008. In the meantime, the Company is not able to raise funds by selling shares of its common stock (see going concern discussion in Note 1).

   7. ADOPTION OF NEW ACCOUNTING PRINCIPLES

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

   At June 30, 2008, the company has no assets or liabilities that are measured at fair value on a recurring basis.

   We also adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Liabilities", effective January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the six months ended June 30, 2008.

   UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED:

   8. NEW ACCOUNTING PRONOUNCEMENTS

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

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

   RESULTS OF OPERATIONS

   FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2007.

   The Company's operations resulted in net income of $701,230 for the three-month period ended June 30, 2008, compared with a net loss of $114,087 for the same period ended June 30, 2007. The increase in income for the second quarter of 2008 compared to the similar period of 2007 is primarily due to an increase in zeolite revenues and recognition of revenue from an expired exclusivity contract.

   ANTIMONY DIVISION:

   Total revenues from antimony product sales for the second quarter of 2008 were $999,289 compared with $1,098,610 for the comparable quarter of 2007, a decrease of $99,321. During the three-month period ended June 30, 2008, 62% of the Company's revenues from antimony product sales were from sales to one customer. Sales of antimony products during the second quarter of 2008 consisted of 366,383 pounds at an average sale price of $2.73 per pound. During the second quarter of 2007, sales of antimony products consisted of 441,080 pounds at an average sale price of $2.49 per pound.

   The cost of antimony production was $793,505, or $2.17 per pound sold during the second quarter of 2008 compared to $836,196 or $1.90 per pound sold during the second quarter of 2007. The increase in price per pound was primarily due to increased costs of raw materials.

   Antimony depreciation for the second quarter of 2008 was $4,144 which was comparable to $5,126 for the second quarter of 2007.

   Antimony freight and delivery expense for the second quarter of 2008 was $46,759 compared to $49,988 during the second quarter of 2007.

   General and administrative expenses in the antimony division were $8,727 during the second quarter of 2008 compared to $4,193 during the same quarter in 2007. The increase is due to an increase in bank charges, increased travel expenses and increased insurance expenses.

   Antimony sales expenses were $11,250 for the second quarter of 2008 compared to $11,797 for the same quarter in 2007.

   ZEOLITE DIVISION:

   Total revenue from sales of zeolite products during the second quarter of 2008 were $415,362 at an average sales price of $129.64 per ton, compared with the same quarter sales in 2007 of $268,968 at an average sales price of $126.34 per ton. The increase in revenue for the second quarter of 2008 compared to the same quarter of 2007 was primarily due to the increase of 1,075 tons of zeolite sold during the second quarter of 2008.

   The cost of zeolite production was $261,861, or $81.73 per ton sold, for the second quarter of 2008 compared to $278,996, or $131.05 per ton sold, during the second quarter of 2007. The decrease was due to increased production during the second quarter of 2008 compared to the second quarter of 2007.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

   Zeolite depreciation for the second quarter of 2008 was $47,609 compared to $30,814 for the second quarter of 2007. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

   Zeolite freight and delivery for the second quarter of 2008 was $33,980 compared to $22,907 for the second quarter of 2007. The increase is due to an increase in tons of zeolite sold during the second quarter of 2008.

   During the second quarter of 2008, the Company incurred costs totaling $42,714 associated with general and administrative expenses at Bear River Zeolite Company, compared to $76,616 of such expenses in the comparable quarter of 2007. The decrease was primarily due to a decrease in fine and penalty expense which offset smaller increases in bank and interest charges.

   Zeolite royalties expenses were $52,675 during the second quarter of 2008 compared to $31,472 during the second quarter of 2007. The increase is due to an increase in tons of zeolite sold during the second quarter of 2008.

   Zeolite sales expenses were $17,161 during the second quarter of 2008 compared to $13,802 during the second quarter of 2007. The increase is caused by higher costs related to the direct selling expenses.

   ADMINISTRATIVE OPERATIONS

   General and administrative expenses for the corporation were $63,351 during the second quarter of 2008 compared to $83,736 for the same quarter in 2007. The decrease is primarily due to a decrease in professional fees and office labor expense during the period.

   Exploration expense has increased by $57,251 from the quarter ended June 30, 2007. The increase is primarily due to increased Mexico antimony exploration.

   The Company recognized the entire $800,000 of deferred revenue related to an expired exclusivity contract for zeolite in the second quarter of 2008. See
   Note 5 to the consolidated financial statements in Part I of this Form 10Q.

   The Company sold certain mining claims during the second quarter of 2007 that resulted in a gain on sale of property $38,493. No mining claims were sold during the second quarter of 2008.

   Interest expense of $6,776 was incurred during the second quarter of 2008 compared to $15,484 during the second quarter of 2007. The decrease is due to the payoff of a significant loan balance between periods.

   Accounts receivable factoring expense was $28,991 during the second quarter of 2008 compared to $22,364 during the second quarter of 2007.

   FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2007.

   The Company's operations resulted in net income of $560,037 for the six month period ended June 30, 2008, compared with a net loss of $158,875 for the same period ended June 30, 2007. The increase in income for the first six months of 2008 compared to the similar period of 2007 is primarily due to the recognition of revenue related to an expired exclusivity contract.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

   ANTIMONY DIVISION:

   Total revenues from antimony product sales for the first six months of 2008 were $2,113,031 compared with $2,192,667 for the first six months of 2007, a decrease of $79,636. During the six month period ended June 30, 2008, 68% of the Company's revenues from antimony product sales were from sales to one customer. Sales of antimony products during the first six months of 2008 consisted of 808,393 pounds at an average sale price of $2.61 per pound. During the first six months of 2007, sales of antimony products consisted of 911,972 pounds at an average sale price of $2.40 per pound.

   The cost of antimony production was $1,618,233, or $2.00 per pound sold during the first six months of 2008 compared to $1,594,162 or $1.75 per pound sold during the first six months of 2007. The increase in price per pound is primarily due to increased raw materials cost.

   Antimony depreciation for the first six months of 2008 was $7,630 which was comparable to $10,251 for the first six months of 2007.

   Antimony freight and delivery expense for the first six months of 2008 was $112,544 compared to $114,007 during the first six months of 2007.

   General and administrative expenses in the antimony division were $30,259 during the first six months of 2008 compared to $7,986 during the same period in 2007. The increase is due to an increase in finance charges on purchases, travel expenses and insurance expense.

   Antimony sales expenses were $22,500 for the first six months of 2008 compared to $21,667 for the same period in 2007.

   ZEOLITE DIVISION:

   Total revenue from sales of zeolite products during the first six months of 2008 were $729,014 at an average sales price of $127.21 per ton compared with the same period's sales in 2007 of $524,676 at an average sales price of $129.17 per ton. The increase in revenue for the first six months of 2008 compared to the first six months of 2007 was primarily due to an increase of 1,669 tons sold during the first six months of 2008.

   The cost of zeolite production was $528,184, or $92.16 per ton sold, for the first six months of 2008 compared to $577,368, or $142.14 per ton sold, during the first six months of 2007. The decrease was principally due to increased efficiency and lower maintenance and supplies expenses.

   Zeolite depreciation for the first six months of 2008 was $93,808 compared to $60,084 for the first six months of 2007. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

   Zeolite freight and delivery for the first six months of 2008 was $53,203 compared to $38,889 for the first six months of 2007. The increase is due to a decrease in freight income, which is netted against freight and delivery costs, for the first six months of 2008.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

   During the first six months of 2008, the Company incurred costs totaling $80,138 associated with general and administrative expenses at Bear River Zeolite Company, compared to $101,909 of such expenses in the comparable period of 2007. The decrease was primarily due to a decrease in fine and penalty expense.

   Zeolite royalties expenses were $92,797 during the first six months of 2008 compared to $61,608 during the first six months of 2007.

   Zeolite sales expenses were $37,461 during the first six months of 2008 compared to $24,267 during the first six months of 2007. The increase is related to more commissions paid to sales personnel.

   ADMINISTRATIVE OPERATIONS

   General and administrative expenses for the corporation were $191,029 during the first six months of 2008 compared to $180,003 for the first six months of 2007. The increase is primarily due to one time payments related to a stock placement.

   Exploration expense increased by $61,378 for the six months ended June 30, 2008 because of an increased focus exploration.

   The Company recognized the entire $800,000 of deferred revenue related to an expired exclusivity contract for zeolite in the first half of 2008.

   The company sold certain mining claims during the first six months of 2008 that resulted in a gain on sale of property of $41,268 during the first six months of 2008 compared to similar sales of $97,541 during the first six months of 2007.

   Interest expense of $14,622 was incurred during the first six months of 2008 compared to $20,687 during the first six months of 2007. The decrease in interest resulted from increased interest income and lower outstanding debt principle balances.

   Accounts receivable factoring expense was $63,194 during the first six months of 2008 compared to $44,575 during the first six months of 2007.

   FINANCIAL CONDITION AND LIQUIDITY

   At June 30, 2008, Company assets totaled $3,290,389 and total stockholders' equity was $1,487,575. Total stockholders' equity increased $759,036 from December 31, 2007, primarily because of net income resulting from the recognition of revenue from an expired exclusivity contract. At June 30, 2008, the Company's total current liabilities exceeded its total current assets by $1,320,288. To continue as a going concern, the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such. The Company's management is confident, however, given recent increases in metal prices, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

   As discussed in Note 6 to the financial statements, the Company has convertible debt and stock warrants that, if converted, would cause the number of outstanding shares of common stock to exceed the authorized amount. In order to ensure that the number of shares outstanding does not exceed the amount authorized, the Company has no plans on selling additional shares of common stock in the near future, will not authorize any grants under the stock plan, and the president of the Company will not convert the note payable due him. The Company plans to pursue increasing its authorized shares during 2008. In the meantime, the Company is not able to raise funds by selling shares of its common stock (see going concern discussion in Note 1 to the financial statements).

   Cash used by operating activities during the first six months of 2008 was $129,731, and resulted primarily from a decrease in accounts receivable and payable and deferred revenue, and the non-cash affects of depreciation and amortization expenses and the gain on sale of properties, plants and equipment.

   Cash used in investing activities during the first six months of 2008 was $109,327 and primarily related to the purchase of property, plant and equipment in Mexico for anticipated operations.

   Net cash provided by financing activities was $170,091 during the first six months of 2008 and was primarily generated from proceeds from the sale of common stock and exercise of warrants.

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

   Not applicable for small reporting company.

   ITEM 4. CONTROLS AND PROCEDURES

   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.

   Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2008. These material weaknesses are as follows:

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

   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
   There have been no changes during the quarter ended June 30, 2008 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

                           PART II - OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS

   None

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   During the three month period ended June 30, 2008, the Company sold shares of its restricted common stock and warrants as follows: 212,500 shares for $0.40 per share ($85,000). Both the common stock and the common stock underlying the warrants are restricted as defined under Rule 144. In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.

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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



By: /s/ John C. Lawrence                          Date: August 13, 2008
   ------------------------------------------          -------------------------
     John C. Lawrence, Director and President
    (Principal Executive, Financial and Accounting Officer)