Form 10-Q
period 2008-09-30
UNITED STATES ANTIMONY CORP
filed 2008-11-14
CIK 101538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period _________ to _________

                         Commission file number 33-00215

                       UNITED STATES ANTIMONY CORPORATION

             (Exact name of registrant as specified in its charter)

            MONTANA                                     81-0305822
            -------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                                 YES [ ] No [X]

At November 15, 2008 the registrant had outstanding 43,409,858 shares of par value $0.01 common stock.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |_|
                                                      (Do not check if a smaller
                                                          reporting company)

                          Smaller reporting company |X|
================================================================================

                       UNITED STATES ANTIMONY CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                 FOR THE PERIOD
                            ENDED SEPTEMBER 30, 2008


                                TABLE OF CONTENTS

                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements...............................................1-8

Item 2: Management's Discussion and Analysis of Results of
          Operations and Financial Condition..............................8-12

Item 3: Quantitative and Qualitative Disclosure about Market Risk...........12

Item 4: Controls and Procedures..........................................12-13


PART II - OTHER INFORMATION

Item 1: Legal Proceedings...................................................14

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.........14

Item 3: Defaults upon Senior Securities.....................................14

Item 4: Submission of Matters to a Vote of Security Holders.................14

Item 5: Other Information...................................................14

Item 6: Exhibits and Reports on Form 8-K....................................14


SIGNATURE...................................................................15

CERTIFICATIONS...........................................................16-17


          [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                           (UNAUDITED)
                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                               2008             2007
                                                                          ------------      ------------
                                     ASSETS
Current assets:
  Cash                                                                    $      3,660      $     81,747
  Accounts receivable, less allowance
    for doubtful accounts of $30,000                                           108,293           168,676
  Inventories                                                                  185,407           252,614
                                                                          ------------      ------------
    Total current assets                                                       297,360           503,037

Properties, plants and equipment, net                                        2,944,498         2,777,116
Restricted cash for reclamation bonds                                           80,210            65,736
                                                                          ------------      ------------
Total assets                                                              $  3,322,068      $  3,345,889
                                                                          ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks issued and payable                                               $     51,614      $     69,484
  Accounts payable                                                             801,053           808,748
  Accrued payroll and payroll taxes                                            108,987           113,612
  Other accrued liabilities                                                    106,245            99,851
  Deferred revenue, current                                                     70,757           287,238
  Accrued interest payable                                                      28,232            25,231
  Payable to related parties                                                   234,468           254,085
  Convertible note payable to a related party                                  100,000           100,000
  Long-term debt, current                                                       97,084            91,890
                                                                          ------------      ------------
    Total current liabilities                                                1,598,440         1,850,139

  Deferred revenue, noncurrent                                                    --             640,000
  Long-term debt, noncurrent                                                    78,332            19,711
  Accrued reclamation and remediation costs, noncurrent                        107,500           107,500
                                                                          ------------      ------------
    Total liabilities                                                        1,784,272         2,617,350
                                                                          ------------      ------------

Commitments and contingencies (Note 3)

Stockholders' equity:
  Preferred stock $0.01 par value, 10,000,000 shares authorized:
   Series A:  no shares issued and outstanding                                    --                --
   Series B: 750,000 shares issued and outstanding
    (liquidation preference $847,500)                                            7,500             7,500
   Series C: 177,904 shares issued and outstanding
    (liquidation preference $97,847)                                             1,779             1,779
   Series D: 1,751,005 shares issued and outstanding
    (liquidation preference and cumulative dividends of $4,549,838)             17,509            17,509
Common stock, $0.01 par vaue, 60,000,000 shares authorized;
  43,409,858 and 42,519,243 shares issued and outstanding, respectively        434,099           425,192
Additional paid-in capital                                                  21,558,343        21,243,249
Accumulated deficit                                                        (20,481,434)      (20,966,690)
                                                                          ------------      ------------
    Total stockholders' equity                                               1,537,796           728,539
                                                                          ------------      ------------
    Total liabilities and stockholders' equity                            $  3,322,068      $  3,345,889
                                                                          ============      ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                         2008              2007              2008              2007
                                                     ------------      ------------      ------------      ------------
Antimony Division
Revenues                                             $    875,987      $    980,196      $  2,989,018      $  3,172,863
                                                     ------------      ------------      ------------      ------------
Cost of sales:
Production costs                                          717,159           693,589         2,335,392         2,287,751
Depreciation                                               14,473             5,125            22,103            15,376
Freight and delivery                                       46,342            41,621           158,886           155,628
General and administrative                                  9,631             1,704            39,890             9,690
Direct sales expense                                       11,250            12,083            33,750            33,750
                                                     ------------      ------------      ------------      ------------
       Total cost of sales                                798,855           754,122         2,590,021         2,502,195
                                                     ------------      ------------      ------------      ------------
           Gross profit - antimony                         77,132           226,074           398,997           670,668
                                                     ------------      ------------      ------------      ------------

Zeolite Division
Revenues                                                  553,864           326,018         1,282,878           850,694
                                                     ------------      ------------      ------------      ------------
Cost of sales:
Production costs                                          299,148           281,450           827,332           858,818
Depreciation                                               45,982            49,509           139,790           109,593
Freight and delivery                                       44,766            14,556            97,969            53,445
General and administrative                                 45,376            36,494           125,514           138,403
Royalties                                                  70,752            39,441           163,549           101,049
Direct sales expense                                       19,067            13,492            56,528            37,759
                                                     ------------      ------------      ------------      ------------
       Total cost of sales                                525,091           434,942         1,410,682         1,299,067
                                                     ------------      ------------      ------------      ------------
           Gross profit (loss) - zeolite                   28,773          (108,924)         (127,804)         (448,373)
                                                     ------------      ------------      ------------      ------------

Total revenues - combined                               1,429,851         1,306,214         4,271,896         4,023,557
Total cost of sales - combined                          1,323,946         1,189,064         4,000,703         3,801,262
                                                     ------------      ------------      ------------      ------------
        Gross profit - combined                           105,905           117,150           271,193           222,295
                                                     ------------      ------------      ------------      ------------

Other operating (income) expenses:
Corporate general and administrative                       71,735            32,717           262,764           212,720
Exploration expense                                       100,631            85,434           278,305           201,730
Expired exclusivity contract                                 --                --            (800,000)             --
Gain on sale of properties, plants and equipment          (25,000)          (30,000)          (66,268)         (127,541)
                                                     ------------      ------------      ------------      ------------
Other operating (income) expenses                         147,366            88,151          (325,199)          286,909
                                                     ------------      ------------      ------------      ------------
Income (loss) from operations                             (41,461)           28,999           596,392           (64,614)
                                                     ------------      ------------      ------------      ------------

Other expenses:
Interest expense, net                                       4,792            14,197            19,415            34,884
Factoring expense                                          28,527            28,776            91,721            73,351
                                                     ------------      ------------      ------------      ------------
Other expenses                                             33,319            42,973           111,136           108,235
                                                     ------------      ------------      ------------      ------------

Net income (loss)                                    $    (74,780)     $    (13,974)     $    485,256      $   (172,849)
                                                     ============      ============      ============      ============

Net income (loss) per share of
common stock:
Basic                                                       $ NIL             $ NIL      $      0.011             $ NIL
                                                     ============      ============      ============      ============
Diluted                                                     $ NIL             $ NIL      $      0.011             $ NIL
                                                     ============      ============      ============      ============

Weighted average shares outstanding:
Basic                                                  43,233,454        41,825,068        42,923,306        41,021,940
                                                     ============      ============      ============      ============
Diluted                                                45,561,787        41,825,068        46,033,307        41,021,940
                                                     ============      ============      ============      ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,     SEPTEMBER 30,
                                                                              2008              2007
                                                                          ------------      ------------
Cash Flows From Operating Activities:
  Net income (loss)                                                       $    485,256      $   (172,849)
  Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
    Depreciation expense                                                       161,893           124,969
    Deferred financing costs as interest expense                                  --               3,750
    Gain on sale of properties, plants and equipment                           (66,268)         (127,541)
    Gain on expiration of exclusivity agreement                               (800,000)             --
    Change in:
      Accounts receivable, net                                                  60,383           (52,947)
      Inventories                                                               67,207           (26,206)
      Accounts payable                                                         (43,786)           10,969
      Accrued payroll and payroll taxes                                         (4,625)           10,393
      Other accrued liabilities                                                  6,394            (2,494)
      Deferred revenue                                                         (56,481)          (44,236)
      Accrued interest payable                                                   3,001             1,655
      Payable to related parties                                               (19,617)            1,126
                                                                          ------------      ------------
        Net cash used by operating activities                                 (206,643)         (273,411)
                                                                          ------------      ------------

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment                                  (216,396)         (678,445)
Proceeds from sale of properties, plants and equipment                          66,268           127,541
Restricted cash for reclamation bonds                                          (14,474)           17,360
                                                                          ------------      ------------
        Net cash used by investing activities                                 (164,602)         (533,544)
                                                                          ------------      ------------

Cash Flows From Financing Activities:
  Proceeds from sale of common stock and warrants, net of commissions          324,001           834,578
  Proceeds from long-term debt                                                   6,437              --
  Principal payments of long-term debt                                         (19,410)         (191,883)
  Change in checks issued and payable                                          (17,870)           10,821
                                                                          ------------      ------------
        Net cash provided by financing activities                              293,158           653,516
                                                                          ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (78,087)         (153,439)

Cash and cash equivalents at beginning of period                                81,747           218,365
                                                                          ------------      ------------
Cash and cash equivalents at end of period                                $      3,660      $     64,926
                                                                          ============      ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Non-cash investing and financing activities:
    Properties, plants & equipment acquired with accounts payable         $     36,091      $     24,256
                                                                          ------------      ------------

    Properties, plants & equipment acquired with long-term debt           $     76,788      $     43,153
                                                                          ============      ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. Certain consolidated financial statement amounts for the nine month period ended September 30, 2007 have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2008, the Company had negative working capital of approximately $1,301,000 and an accumulated deficit of approximately $20.5 million. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

2. EARNINGS (LOSS) PER COMMON SHARE:

The Company accounts for its earnings and loss per common share according to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. At September 30, 2008 common stock equivalents, including warrants to purchase the Company's common stock and common stock issuable upon the conversion of a convertible note payable, including accrued interest are excluded from the calculations when their effect is antidilutive. For the three and nine months ended September 30, 2008, common stock equivalents of 2,328,333 and 3,110,001, respectively, are included as diluted weighted average shares. For the same periods, 4,495,710 and 3,714,042 respectively, of common stock equivalents are excluded from diluted weighted average shares because their exercise price was greater than the average market price during the periods.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED:

In March of 2007, the Company sustained an industrial accident at the BRZ mine resulting in a penalty of approximately $88,000, which was recorded as a liability. As of September 30, 2008 approximately $62,000 of this liability remained.

4. BUSINESS SEGMENTS

The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments is as follows:


                                                      FOR THE NINE MONTHS ENDED
                                                    AND AS OF SEPTEMBER 30, 2008
                                                    ----------------------------
          Capital expenditures:
            Antimony
              United States                                 $       --
              Mexico                                             122,492
                                                            ------------
              Subtotal Antimony                                  122,492
            Zeolite                                              206,783
                                                            ------------
                                                            $    329,275
                                                            ============

          Properties, plants and equipment, net:
            Antimony
              United States                                 $     95,109
              Mexico                                           1,072,973
                                                            ------------
              Subtotal Antimony                                1,168,082
          Zeolite                                              1,776,416
                                                            ------------
                                                            $  2,944,498
                                                            ============

          Inventory:
            Antimony
              United States                                 $    135,305
              Mexico                                                --
                                                            ------------
              Subtotal Antimony                                  135,305
          Zeolite                                                 50,102
                                                            ------------
                                                            $    185,407
                                                            ============

          Total Assets:
            Antimony
              United States                                 $    346,238
              Mexico                                           1,072,973
                                                            ------------
              Subtotal Antimony                                1,419,211
            Zeolite                                            1,898,196
            Corporate                                              4,661
                                                            ------------
                                                            $  3,322,068
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

6. COMMON STOCK

By a vote at a special meeting of the stockholders held September 20, 2008, the Company's Articles of Incorporation were amended to revise authorized common shares to 60,000,000.

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

     3)   Purchases, sales, issuances, and settlements (net); and

     4)   Transfers in and/or out of Level 3.

At September 30, 2008, the company has no assets or liabilities that are measured at fair value on a recurring basis.

We also adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Liabilities", effective January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the nine months ended September 30, 2008.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007.

The Company's operations resulted in a net loss of $74,780 for the three-month period ended September 30, 2008, compared with a net loss of $13,974 for the same period ended September 30, 2007. The increased loss for the third quarter of 2008 compared to the similar period of 2007 is primarily due to decreased revenues in the Antimony division, and increased expenses company-wide.

ANTIMONY DIVISION:

Total revenues from antimony product sales for the third quarter of 2008 were $875,987 compared with $980,196 for the comparable quarter of 2007, a decrease of $104,209. During the three-month period ended September 30, 2008, 72% of the Company's revenues from antimony product sales were from sales to one customer. Sales of antimony products during the third quarter of 2008 consisted of 320,431 pounds at an average sale price of $2.73 per pound. During the third quarter of 2007, sales of antimony products consisted of 384,548 pounds at an average sale price of $2.54 per pound.

The cost of antimony production was $717,159, or $2.24 per pound sold during the third quarter of 2008 compared to $693,589 or $1.80 per pound sold during the third quarter of 2007. The increase in price per pound is primarily due to a rise in the cost of propane, a key production input.

Antimony depreciation for the third quarter of 2008 was $14,473 compared to $5,125 for the third quarter of 2007.

Antimony freight and delivery expense for the third quarter of 2008 was $46,342 compared to $41,621 during the third quarter of 2007.

General and administrative expenses in the antimony division were $9,631 during the third quarter of 2008 compared to $1,704 during the same quarter in 2007. The increase is due to an increase in bank charges, increased interest expenses and increased insurance expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

Antimony sales expenses were $11,250 for the third quarter of 2008 compared to $12,083 for the same quarter in 2007.

ZEOLITE DIVISION:

Total revenue from sales of zeolite products during the third quarter of 2008 were $553,864 at an average sales price of $142.45 per ton, compared with the same quarter sales in 2007 of $326,018 at an average sales price of $120.93 per ton. The increase in revenue for the third quarter of 2008 compared to the same quarter of 2007 was primarily due to the increase of 1,192 tons of zeolite sold during the third quarter of 2008.

The cost of zeolite production was $299,148, or $76.94 per ton sold, for the third quarter of 2008 compared to $281,450, or $104.39 per ton sold, during the third quarter of 2007. The decrease was due to increased production and decreased maintenance expense during the third quarter of 2008 compared to the third quarter of 2007.

Zeolite depreciation for the third quarter of 2008 was $45,982 compared to $49,509 for the third quarter of 2007.

Zeolite freight and delivery for the third quarter of 2008 was $44,766 compared to $14,556 for the third quarter of 2007. The increase is due to an increase in tons of zeolite sold during the third quarter of 2008.

During the third quarter of 2008, the Company incurred costs totaling $45,376 associated with general and administrative expenses at Bear River Zeolite Company, compared to $36,494 of such expenses in the comparable quarter of 2007. The increase was primarily due to an increase in fine and penalty expense and guaranteed sales tax expense.

Zeolite royalties expenses were $70,752 during the third quarter of 2008 compared to $39,441 during the third quarter of 2007. The increase is due to an increase in tons of zeolite sold during the third quarter of 2008.

Zeolite sales expenses were $19,067 during the third quarter of 2008 compared to $13,492 during the third quarter of 2007. The increase is caused by higher costs related to the direct selling expenses.

ADMINISTRATIVE OPERATIONS

General and administrative expenses for the corporation were $71,735 during the third quarter of 2008 compared to $32,717 for the same quarter in 2007. The increase is primarily due to a commission expense adjustment in the third quarter of 2007 which significantly decreased general and administrative expenses in that quarter.

Exploration expense has increased by $15,197 from the quarter ended September 30, 2007. The increase is primarily due to an increase in Mexico antimony exploration.

The Company sold certain mining claims during the third quarter of 2008 that resulted in a gain on sale of property $25,000 compared to a gain on sale of $30,000 in the third quarter of 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

Interest expense of $4,792 was incurred during the third quarter of 2008 compared to $14,197 during the third quarter of 2007. The decrease is due to the payoff of a significant loan balance between periods.

Accounts receivable factoring expense was $28,527 during the third quarter of 2008 compared to $28,776 during the third quarter of 2007.

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007.

The Company's operations resulted in net income of $485,256 for the nine month period ended September 30, 2008, compared with a net loss of $172,849 for the same period ended September 30, 2007. The increase in income for the first nine months of 2008 compared to the similar period of 2007 is primarily due to the recognition of revenue related to an expired exclusivity contract.

ANTIMONY DIVISION:

Total revenues from antimony product sales for the first nine months of 2008 were $2,989,018 compared with $3,172,863 for the first nine months of 2007, a decrease of $183,845. During the nine month period ended September 30, 2008, 67% of the Company's revenues from antimony product sales were from sales to one customer. Sales of antimony products during the first nine months of 2008 consisted of 1,128,824 pounds at an average sale price of $2.65 per pound. During the first nine months of 2007, sales of antimony products consisted of 1,256,520 pounds at an average sale price of $2.53 per pound.

The cost of antimony production was $2,335,392, or $2.07 per pound sold during the first nine months of 2008 compared to $2,287,751 or $1.82 per pound sold during the first nine months of 2007. The increase in price per pound is primarily due to a rise in the cost of propane, a key production input.

Antimony depreciation for the first nine months of 2008 was $22,103 compared to $15,376 for the first nine months of 2007.

Antimony freight and delivery expense for the first nine months of 2008 was $158,886 compared to $155,628 during the first nine months of 2007.

General and administrative expenses in the antimony division were $39,890 during the first nine months of 2008 compared to $9,690 during the same period in 2007. The increase is due to an increase in finance charges on purchases, travel expenses and insurance expense.

Antimony sales expenses were $33,750 for the first nine months of 2008 compared to $33,750 for the same period in 2007.

ZEOLITE DIVISION:

Total revenue from sales of zeolite products during the first nine months of 2008 were $1,282,878 at an average sales price of $133.37 per ton compared with the same period's sales in 2007 of $850,694 at an average sales price of $125.88 per ton. The increase in revenue for the first nine months of 2008 compared to the first nine months of 2007 was primarily due to an increase of 2,861 tons sold during the first nine months of 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

The cost of zeolite production was $827,332, or $86.01 per ton sold, for the first nine months of 2008 compared to $858,818, or $127.08 per ton sold, during the first nine months of 2007. The decrease was principally due to increased efficiency and lower maintenance and supplies expenses.

Zeolite depreciation for the first nine months of 2008 was $139,790 compared to $109,593 for the first nine months of 2007. The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

Zeolite freight and delivery for the first nine months of 2008 was $97,969 compared to $53,445 for the first nine months of 2007. The increase is due to a decrease in freight income, which is netted against freight and delivery costs, for the first nine months of 2008.

During the first nine months of 2008, the Company incurred costs totaling $125,514 associated with general and administrative expenses at Bear River Zeolite Company, compared to $138,403 of such expenses in the comparable period of 2007.

Zeolite royalties expenses were $163,549 during the first nine months of 2008 compared to $101,049 during the first nine months of 2007. This increase is primarily due to the increase in sales over the same period.

Zeolite sales expenses were $56,528 during the first nine months of 2008 compared to $37,759 during the first nine months of 2007. The increase is related to more commissions paid to sales personnel.

ADMINISTRATIVE OPERATIONS

General and administrative expenses for the corporation were $262,764 during the first nine months of 2008 compared to $212,720 for the first nine months of 2007. The increase is primarily due to one time payments related to a stock placement.

Exploration expenses were $278,305 for the first nine months of 2008, compared to $201,730 for the same period in 2007. The increase is primarily due to an increase in Mexico antimony exploration.

The Company recognized the entire $800,000 of deferred revenue related to an expired exclusivity contract for zeolite in the first half of 2008.

The company sold certain mining claims during the first nine months of 2008 that resulted in a gain on sale of property of $66,268 during the first nine months of 2008 compared to similar sales of $127,541 during the first nine months of 2007.

Interest expense of $19,415 was incurred during the first nine months of 2008 compared to $34,884 during the first nine months of 2007. The decrease in interest resulted from increased interest income and lower outstanding debt principle balances.

Accounts receivable factoring expense was $91,721 during the first nine months of 2008 compared to $73,351 during the first nine months of 2007. This increase is a function of increased sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 2008, Company assets totaled $3,322,068 and total stockholders' equity was $1,537,796. Total stockholders' equity increased $809,257 from December 31, 2007, primarily because of net income resulting from the recognition of revenue from an expired exclusivity contract. At September 30, 2008, the Company's total current liabilities exceeded its total current assets by $1,301,080. To continue as a going concern, the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such. The Company's management is confident, however, given recent increases in production and pricing, the expectation of acquiring new customers, and a near-term reduction in capital spending, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

Cash used by operating activities during the first nine months of 2008 was $206,643, and resulted primarily from a decrease in accounts receivable and payable and deferred revenue, and the non-cash affects of depreciation and amortization expenses and the gain on sale of properties, plants and equipment.

Cash used by investing activities during the first nine months of 2008 was $164,602 and primarily related to the purchase of property, plant and equipment in Mexico for anticipated operations.

Net cash provided by financing activities was $293,158 during the first nine months of 2008 and was primarily generated from proceeds from the sale of common stock and exercise of warrants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable for small reporting company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.

Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of September 30, 2008. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have been no changes during the quarter ended September 30, 2008 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2008, the Company sold shares of its restricted common stock and warrants as follows: 395,834 shares for $0.32 per share ($125,000). Both the common stock and the common stock underlying the warrants are restricted as defined under Rule 144. In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Certifications

Certifications Pursuant to the Sarbanes-Oxley Act

Reports on Form 8-K None

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



By: /s/ John C. Lawrence                               Date: November 14, 2008
    -----------------------------------                      -------------------
    John C. Lawrence, Director and President
    (Principal Executive, Financial and
    Accounting Officer)