Form 10-K
period 2008-12-31
UNITED STATES ANTIMONY CORP
filed 2009-03-30
CIK 101538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

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

                   P.O. Box 643, Thompson Falls, Montana 59873
               (Address of principal executive offices)(Zip Code)

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

Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]           Accelerated Filer          [ ]
Non-Accelerated Filer   [ ]           Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $10,979,100 as of March 20, 2009.

At March 20, 2009, the registrant had 46,719,576 outstanding shares of par value $0.01 common stock.
================================================================================

TABLE OF CONTENTS

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS............................................  3
               General ......................................................  3
               History.......................................................  3
               Overview-2008.................................................  3
               Antimony Division.............................................  3
               Zeolite Division..............................................  5
               Environmental Matters.........................................  5
               Employees.....................................................  7
               Other.........................................................  7

ITEM 1A.  RISK FACTORS.......................................................  7

ITEM 1B.  UNRESOLVED STAFF COMMENTS..........................................  8

ITEM 2.   DESCRIPTION OF PROPERTIES..........................................  8
               Antimony Division.............................................  8
               Zeolite Division..............................................  8

ITEM 3.   LEGAL PROCEEDINGS..................................................  8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  8


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS............................................................  8

ITEM 6.   SELECTED FINANCIAL DATA............................................  9

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS.........................................................  9

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK .............................................................. 11

ITEM 8.   FINANCIAL STATEMENTS............................................... 11

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE................................ 11

ITEM 9A   CONTROLS AND PROCEDURES............................................ 11

ITEM 9B   OTHER INFORMATION.................................................. 12


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT  .............................................................. 12

ITEM 11.  EXECUTIVE COMPENSATION............................................. 14

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT......................................................... 14

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 15

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................. 15

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K................................... 16

SIGNATURES................................................................... 20

CERTIFICATIONS............................................................... 21

FINANCIAL STATEMENTS..................................................... F1-F22

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

--------------------------------------------------------------------------------
EXPLANATORY NOTE: As used in this report, the terms "we," "us" and "our" are used to refer to United States Antimony Corporation and, as the context requires, its management.
--------------------------------------------------------------------------------

Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

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

OVERVIEW-2008

ANTIMONY SALES

During 2008, sales of our antimony products decreased approximately 10% from that of 2007. The profitability of the Antimony Division decreased from $681,137 in 2007 to $447,961 in 2008.

ZEOLITE SALES

During 2008, sales of zeolite increased 38% in 2008 from 2007 and the Zeolite Division operating loss decreased from $709,440 in 2007 to $185,981 in 2008.

ANTIMONY DIVISION

Our antimony mill and metallurgical plant are located in the Burns Mining District of Sanders County, Montana, approximately 15 miles west of Thompson Falls. We hold 3 patented mill sites which are contiguous, and 2 patented mill sites where the plant is located. We have no "proven reserves" or "probable reserves" of antimony, as these terms are defined by the Securities and Exchange Commission. Environmental restrictions preclude mining at this site.

Prior to 1984, we mined antimony ore underground by driving drifts and using slushers in room and pillar type stopes. Mining was suspended in December 1983, because antimony could be purchased more economically from foreign sources.

Because we depend on foreign sources for raw materials, there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by us. We are currently developing sources of antimony ore through our sites in Mexico and working with suppliers in Central America, Europe and South America.

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

The San Miguel mine is located in the State of Queretaro, Mexico. The mine is currently permitted. A mill site with water has been located and a permit for the mill is expected shortly. The mill equipment has been assembled in Montana to ship to the mill site. Production from the mine and mill should begin during 2009. We currently own 100% of the stock in Antimonia de Mexico SA de CV (AM) which owns the San Miguel Mine.

In our existing operations in Montana, from antimony raw materials we produce antimony oxide products of different particle size using proprietary furnace technology, several grades of sodium antimonate using hydro metallurgical techniques, and antimony metal. Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper. Antimony oxide is also used as a color fastener in paint, as a catalyst for production of polyester resins for fibers and film, as a phosphorescent agent in fluorescent light bulbs and as an opacifier for porcelains. Sodium antimonate is primarily used as a fining agent (degasser) for glass in cathode ray tubes used in television bulbs and as a flame retardant. We also sell antimony metal for use in bearings, storage batteries and ordnance.

We estimate (but have not independently confirmed) that our present share of the domestic market for antimony oxide products is approximately 2.5-3%. We are the only significant U.S. producer of antimony products. The balance of domestic sales is foreign imports (primarily from China).

For the year ended December 31, 2008, we sold 1,362,598 pounds of antimony products generating $3,705,240 in revenues which is a decrease of 10%. During 2007, we sold 1,634,670 pounds of antimony products generating $4,116,863. During 2008 and 2007, approximately 65% and 49%, respectively, of our antimony sales were made to one customer.

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

      YEAR                AVERAGE PRICE
      ----                -------------
      2008                    $2.88
      2007                     2.52
      2006                     2.28
      2005                     1.73
      2004                     1.32
      2003                     1.21
      2002                     0.88
      2001                     0.58
      2000                     0.67

The range of sales prices for antimony oxide per pound was as follows for the periods indicated:

      YEAR               HIGH            LOW                AVERAGE PRICE
      ----               ----            ---                -------------
      2008               7.50            2.35                   $2.72
      2007               5.45            2.23                    2.52
      2006               5.14            1.76                    2.28
      2005               5.45            1.36                    1.58
      2004               5.45            0.95                    1.48
      2003               5.45            1.01                    1.27
      2002               5.25            0.71                    0.99
      2001               5.99            0.66                    0.93
      2000               5.88            0.65                    0.99


Antimony metal prices are determined by a number of variables over which we have no control. These include the availability and price of imported metals, the quantity of new metal supply, and industrial and commercial demand. If metal prices decline and remain depressed, our revenues and profitability may be adversely affected.

We use various antimony raw materials to produce our products. We currently obtain antimony raw material from sources in Canada, the U.S and Europe.

ZEOLITE DIVISION

We own 100% of Bear River Zeolite Company (BRZ), an Idaho corporation incorporated on June 1, 2000. BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment The royalty is a percentage of the zeolite sales price (FOB mine). The current minimum annual royalty is $5,000. In addition, BRZ has located more zeolite on U.S. Bureau of Land Management land. During 2002, we sold additional royalty interests in BRZ to a company controlled by Al Dugan, a significant shareholder and, as such, an affiliate. The royalties granted Mr. Dugan's company a payment equal to 3% of all gross sales (FOB mine) on zeolite products. On a combined basis, royalties vary from 8%-13%. BRZ has constructed a processing plant on the property and is has improved its productive capacity. Through December 31, 2008, we had spent approximately $3,400,000 to purchase and construct the processing plant and develop sales.

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

ANTIMONY PROCESSING SITE.

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site"). Under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality require that we line a storm water pond and construct a water treatment facility and thus fulfill the majority of our environmental responsibilities at the Stibnite Hill Mine site. At December 31, 2008, we have accrued $100,000.

YELLOW JACKET MINE.

During 2006, USAC received a reclamation award for the Yellow Jacket Mine from the U. S. Forest Service, Idaho Department of Lands, U. S. Department of the Interior Bureau of Land Management, Idaho Department of Water Resources, and Idaho Fish and Game.

BRZ.

During 2001, we recorded a reclamation accrual for our Bear River Zeolite subsidiary, based on an analysis performed by management and reviewed and approved by regulatory authorities for environmental bonding purposes. The accrual of $7,500 represents the Company's estimated costs of reclaiming, in accordance with regulatory requirements; the acreage disturbed by our zeolite operations and remains unchanged at December 31, 2008.

GENERAL.

Reclamation activities at the Thompson Falls Antimony Plant have proceeded under supervision of the U.S. Forest Service and Montana Department of Environmental Quality. We have complied with regulators' requirements and do not expect the imposition of substantial additional requirements.

We have posted cash performance bonds with a bank and the U.S. Forest Service in connection with our reclamation activities.

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2008. We have made significant reclamation and remediation progress on all our properties over the past three years and have complied with regulatory requirements in our environmental remediation efforts.

EMPLOYEES

As of December 31, 2008, we employed 39 full-time employees. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement.

OTHER

We hold no material patents, licenses, franchises or concessions, however we consider our antimony processing plant proprietary in nature. We use the trade name "Montana Brand Antimony Oxide" for marketing our antimony products.

We are subject to the requirements of the Federal Mining Safety and Health Act of 1977, the Occupational Safety and Health Administration's regulations, requirements of the state of Montana and the state of Idaho, federal and state health and safety statutes and Sanders County, Montana and Franklin County, Idaho health ordinances.

ITEM 1A.  RISK FACTORS

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

WE HAVE AN ACCUMULATED DEFICIT, HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST, AND MAY INCUR LOSSES IN THE FUTURE.

Prior to 2008 we have not generated an operating profit for several years. We have been able to continue operations from gross profit from our antimony operations, sales of common stock and borrowings from banks and others. As of December 31, 2008, we had a stockholders' equity of $1,783,498. We may incur net losses for the foreseeable future unless and until we are able to establish profitable business operations and reduce cash outflows from general and administrative expenses. As of December 31, 2008, we had total current assets of $229,826 and total current liabilities of $1,325,575, or negative working capital of approximately $1,095,000.

OUR AUDITORS' REPORT AS OF MARCH 20, 2009 RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the year ended December 31, 2008, which are included in this report, indicate that there was doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

WE ARE DELINQUENT OR IN ARREARS ON SIGNIFICANT CURRENT LIABILITIES; AND COLLECTION EFFORTS BY CREDITORS COULD JEOPARDIZE OUR VIABILITY AS A GOING CONCERN AND CLOSE DOWN OUR OPERATIONS.

As of December 31, 2008, we are delinquent on the payment of several current liabilities including accounts payable of approximately $400,000 and accrued interest payable of approximately $60,000. In the absence of payment arrangements, creditors could individually or collectively demand immediate payment and jeopardize our ability to fund operations and correspondingly damage our business.

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

WE HAVE ACCRUALS FOR ENVIRONMENTAL OBLIGATIONS.

We have accruals totaling $107,500 on our balance sheet at December 31, 2008, for our environmental reclamation responsibilities. If we are not able to adequately perform our reclamation activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTIES

ANTIMONY DIVISION

Our principal plant and mine are located in the Burns Mining District, Sanders County, Montana, approximately 15 miles west of Thompson Falls, Montana. We hold 5 patented mill sites claims covering approximately 25 acres.

Antimony mining and milling operations were curtailed during 1983 due to continued declines in the price of antimony. We are currently purchasing foreign raw antimony materials and continue to produce antimony metal, oxide and sodium antimonate from our antimony processing facility near Thompson Falls, Montana.

ZEOLITE DIVISION

We own 100% of Bear River Zeolite Company ("BRZ"), an Idaho corporation incorporated on June 1, 2000. BRZ has entered into a mining lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for royalty payments. The royalty is a percentage of the processed ore sale price (FOB mine). The current minimum annual royalty is $5,000. The royalty is also payable on zeolite mined on adjacent Bureau of Land Management ("BLM") ground on which BRZ has located five additional BLM claims, if BRZ accesses those claims across the leased property. We are also subject to a 3% royalty on all gross zeolite sales (FOB mine), payable to a company controlled by Al Dugan, a major shareholder and an affiliate. On a combined basis, royalties vary from 8%-13%. BRZ has constructed a processing plant on the property.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Currently, our common stock is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "UAMY.OB" The following table sets forth the range of high and low bid prices as reported by the OTCBB for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.


                2008                               HIGH           LOW
                ----                               ----           ---

           First Quarter                          $0.70          $0.42
           Second Quarter                          0.67           0.45
           Third Quarter                           0.55           0.30
           Fourth Quarter                          0.35           0.15


                2007                               HIGH           LOW
                ----                               ----           ---

           First Quarter                          $0.72          $0.39
           Second Quarter                          0.91           0.54
           Third Quarter                           0.81           0.47
           Fourth Quarter                          0.71           0.42


The approximate number of record holders of our common stock at March 20, 2009 is 2,500.

We have not declared or paid any dividends to our stockholders during the last five years and do not anticipate paying dividends on our common stock in the foreseeable future. Instead, we expect to retain earnings, if any, for the operation and expansion of our business.

ITEM 6.  SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

The Company reported net income of $332,364 in 2008 compared to a net loss of $623,692 in 2007.

In the Antimony Division, sales decreased from $4,116,863 in 2007 to $3,705,240 in 2008, a decrease of 10%. Gross profit from antimony operations fell from $681,137 in 2007 to $447,961 in 2008. The decreases in revenues and gross profit were due to the decreased supply of raw materials. Sales of antimony products during the year ended December 31, 2008 consisted of 1,362,598 pounds at an average sale price of $2.72 per pound. During the year ended December 31, 2007, sales of antimony products consisted of 1,634,670 pounds at an average sale price of $2.52 per pound. Combined costs of antimony sales were $3,257,279 or $2.39 per pound sold for the year ended December 31, 2008, as compared to $3,435,726 or $2.10 per pound sold for the year ended December 31, 2007. Depreciation expense in the Antimony division was $23,075 during 2008 compared to $20,502 during 2007. Direct sales expenses were $45,000 for 2008 compared to $44,328 for 2007.

Total sales of zeolite products were $1,570,747 for 2008, compared with $1,142,264 for 2007, an increase of 38%. Combined costs of zeolite sales were $1,756,728 for 2008, compared with $1,851,704 for 2007. The tons shipped in 2008 were 11,919 tons at an average price of $131.79 per ton compared to 9,147 tons at an average price of $124.88 in 2007, a 30% increase in tonnage. Depreciation expense was $192,653 for BRZ during 2008, compared to $144,912 during 2007. Direct sales expenses for 2008 were $72,287 compared to $64,395 for 2007. The loss from operations in 2008 was $185,981, which decreased from $709,440 in 2007. This decrease in the loss from operations was due to decreased fuel costs for diesel electric generators, equipment, and drying; a large decrease in MSHA fines and elimination of an unprofitable bagging line.

The Company sold certain sales rights for the sale of zeolite for $300,000 and $500,000 during 2007 and 2006, respectively. The agreement called for shipping zeolite product under this agreement beginning in 2008. In 2008, the $800,000 was recorded as other income and was recognized in its entirety because the agreement expired without any performance required by the Company. Improvements at the BRZ plant this year included more silos, conveyors and other equipment.

During 2008, the Company incurred corporate general and administrative expenses totaling $299,588, compared with $434,088 during 2007. The Company incurred $342,161 of exploration expense during 2008 compared to $256,611 in 2007. The exploration was on property located in Mexico.

The Company sold surface rights of idle mining claims in 2008. In 2008, the Company sold claims worth $66,268 compared to $145,420 of sales in 2007.

Net interest expense was $40,938 for 2008, compared with $45,444 for 2007.

Accounts receivable factoring expense was $113,197 for 2008, compared with $94,989 for 2007.

SUBSIDIARIES

The Company has a 100% investment in two subsidiaries in Mexico, USAMSA and AM, whose carrying value was assessed at December 31, 2008 for impairment. Based on management's assessment of the subsidiaries' future benefit to the Company no impairment charges were deemed necessary at year-end. During the first quarter of 2009 the Company's subsidiaries in Mexico commenced operations.

FINANCIAL CONDITION AND LIQUIDITY

At December 31, 2008, Company assets totaled $3,271,114, and stockholders' equity was $1,783,498. At December 31, 2008, the Company's total current liabilities exceeded its total current assets by $1,095,749. Due to the Company's prior operating losses and other liquidity concerns, the Company's independent accountants included a paragraph in its report on our 2008 financial statements relating to a going concern uncertainty. To continue as a going concern, the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through exercise of warrants to purchase shares of common stock or short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue existence. While management is optimistic, there can be no assurance that the Company will be able to sustain profitable operations and meet its financial obligations.

Other significant financial commitments for future periods will include:

     o   Servicing notes payable to bank.
     o Paying delinquent property and payroll tax liabilities and accounts payable.
     o Fulfilling responsibilities with environmental, labor safety and securities regulatory agencies.

Cash used by operating activities during 2008 was $378,576

Cash used by investing activities during 2008 was $259,592, which was primarily related to the construction and purchases of capital assets used at the Bear River Zeolite facility and for construction of a plant and mill in Mexico.

The Company was able to offset cash outflows from operations and its acquisition of plant and equipment during 2008 from net cash provided by financing activities of $610,269 including $687,496 generated from sales of unregistered common stock and warrants.

The Company sold certain sales rights for the sale of zeolite for $300,000 and $500,000 during 2007 and 2006, respectively. The agreement called for shipping zeolite product under this agreement beginning in 2008. In 2008, the $800,000 was recorded as other income and was recognized in its entirety because the agreement expired without any performance required by the Company. The funds were used for the installation of a small packaging plant: the installation of a semi-automatic packaging line for large bags; the completion of the Raymond Mill and the installation of line electricity.

The Company hopes that it will have additional financial resources from increasing gross profits from its antimony business and sales of zeolite from BRZ.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS

The consolidated financial statements of the registrant are included herein on pages F1-F22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9-A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting (described below) and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of December 31, 2008.

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

The management of United States Antimony Corporation has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal
Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of December 31, 2008. These weaknesses are as follows:

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

Because these material weaknesses exist, management has concluded that the Company's internal control over financial reporting as of December 31, 2008 is not effective.

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

Changes in internal control over financial reporting
----------------------------------------------------

There have been no changes, during the quarter ended December 31, 2008, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Identification of directors and executive officers at December 31, 2008, is as follows:

Name                      Age    Affiliation                  Expiration of Term
----                      ---    -----------                  ------------------

John C. Lawrence           70    Chairman, President,         Annual meeting
                                 Secretary, and Treasurer;
                                 Director

Leo Jackson                65    Director                     Annual meeting

Gary A. Babbitt            63    Director                     Annual meeting

Patrick W. Dugan, Esq.     56    Director                     Annual meeting

Russell C. Lawrence        40    Director                     Annual meeting

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

LEO JACKSON. Mr. Jackson is a resident of El Paso, Texas. For the past 16 years, he has been a principal owner and the president of Production Minerals, Inc. Mr. Jackson is one of the principal owners of Minera de Roja, S.A. de C.V., and has been involved in the production and marketing of industrial minerals such as fluorspar and celestite in the United States and Mexico for 25 years. Mr. Jackson speaks fluent Spanish and has a BBA degree from the Sul Ross State University in Texas.

GARY A. BABBITT. Mr. Babbitt has experience in mining industry with 30 years dealing with joint ventures, financing, contracting and employment. He has a working knowledge of Spanish and has negotiated contracts in Latin America. Mr. Babbitt has a B.A. from the Albertson College of Idaho, and earned his J.D. from the University of Chicago.

PATRICK W. DUGAN, ESQ. Mr. Dugan has been a Director, Vice President and General Counsel of Nortex Corporation, a company involved in the oil and gas business, for the past 18 years. He is also a Director, Vice President and General Counsel of San Luis Development, L.P., and a Director of Gow Communications, LLC. Mr. Dugan graduated with a B.A. and a J.D. from the University of Texas at Austin.

RUSSELL C. LAWRENCE. Mr. Lawrence has experience in the lines of applied physics, mining, refining, excavation, electricity, electronics, and building contracting. He graduated from the University of Idaho with a degree in physics in

1994 and worked for the Physics Department at the University of Idaho for a period of 10 years. He has also worked as a building contractor and for USAC at the smelter and laboratory at Thompson Falls, for USAMSA in the construction and operation of the USAMSA smelter in Mexico, and for Antimonio de Mexico, S. A. de
C. V. at the San Miguel Mine and the Cadereyta mill site in Mexico.

We are not aware of any involvement by our directors or executive officers during the past five years in legal proceedings that are material to an evaluation of the ability or integrity of any director or executive officer.

BOARD MEETINGS AND COMMITTEES. Our Board of Directors held three (3) regular meetings and one (1) special shareholder meeting during the 2008 calendar year. Each incumbent director attended at least 75% of the meetings held during the 2008 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member. Our Board of Directors does not have a Compensation Committee or a Nominating Committee.

Our Board of Directors has established an Audit Committee consisting of one member (Gary Babbitt) of the Board of Directors not involved in our day-to-day financial management. Mr. Babbitt is not considered a financial expert; the Company does not have the necessary capital resources to attract and retain an independent financial expert to serve on its Audit Committee.

BOARD MEMBER COMPENSATION. We paid directors' fees in the form of 26,000 shares of our common stock per director during 2008.

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

Based solely on our review of copies of Forms 3, 4 and 5 furnished to us, Mr. Lawrence, Mr. Jackson, Mr. Babbitt, Mr. Dugan and Mr. Lawrence did not file timely Forms 3, 4 or Form 5 reports during 2008.

CODE OF ETHICS
The Company has adopted a Code of Ethics that applies to the Company's executive officers and its directors. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at: United States Antimony Corporation, P.O. Box 643, Thompson Falls, MT 59873.



ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The Securities and Exchange Commission requires the following table setting forth for fiscal years ending December 31, 2008 and 2007; the compensation paid by USAC to its principal executive officer.

                                          ANNUAL COMPENSATION                       LONG-TERM COMPENSATION

                                                                                AWARDS                 PAYOUTS

                                                                         Restricted  Securities
Name and Principal Position                              Other Annual    Options/    Underlying  All Other  All Other
                                  Year  Salary   Bonus  Compensation(1)  Awards(2)   LTIP SARs   Payouts    Compensation
--------------------------------  ----  -------  -----  ---------------  ----------  ----------  ---------  ------------
John C. Lawrence, President       2008  $96,000  N/A         $5,538       $6,760        None      None          None
--------------------------------  ----  -------  -----  ---------------  ----------  ----------  ---------  ------------
John C. Lawrence, President       2007  $96,000  N/A         $5,538       $5,270        None      None          None
--------------------------------  ----  -------  -----  ---------------  ----------  ----------  ---------  ------------

(1)  Represents earned but unused vacation.
(2) These figures represent the fair values, as of the date of issuance, of the annual director's fee payable to Mr. Lawrence in the form of shares of USAC's common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 20, 2009, by (i) each person who is known by us to beneficially own more than 5% of our Series A, C, and D preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 1250 Prospect Creek Road, Thompson Falls, Montana 59873.

                             NAME AND ADDRESS OF             AMOUNT AND NATURE OF      PERCENT OF
TITLE OF CLASS               BENEFICIAL OWNER(1)             BENEFICIAL OWNERSHIP       CLASS(1)
--------------               -------------------             --------------------       --------
Common stock            Reed Family Limited Partnership           2,793,335                6
                        328 Adams Street
                        Milton, MA 02186
------------------------------------------------------------------------------------------------
Common stock            The Dugan Family                          6,362,927(3)            14
                        c/o A. W. Dugan
                        1415 Louisiana Street, Suite 3100
                        Houston, TX 77002
------------------------------------------------------------------------------------------------
Series C Preferred      Richard A. Woods                             48,305(4)            27
                        59 Penn Circle West
                        Penn Plaza Apts.
                        Pittsburgh, PA 15206
------------------------------------------------------------------------------------------------
Series C Preferred      Dr. Warren A. Evans                          48,305(4)            27
                        69 Ponfret Landing Road
                        Brooklyn, CT 06234
------------------------------------------------------------------------------------------------
Series C Preferred      Edward Robinson                              32,203(4)            18
                        1007 Spruce Street 1st Floor
                        Philadelphia, PA 19107
------------------------------------------------------------------------------------------------
Common stock            John C. Lawrence                          5,525,653(2)            12
Common stock            Pat Dugan                                    78,000              Nil
Common stock            Russ Lawrence                                78,000              Nil
Common stock            Leo Jackson                                 214,000              Nil
Common stock            Gary Babbitt                                 56,167              Nil
------------------------------------------------------------------------------------------------
Series D Preferred      John C. Lawrence                          1,590,672(4)            91
Series D Preferred      Leo Jackson                                 102,000                5
------------------------------------------------------------------------------------------------
Series D Preferred      All directors and executive
                        officers as a group (3 persons)           1,751,005              100

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 20, 2009 are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 46,719,576 shares of common stock, 177,904 shares of Series C Preferred Stock, and 1,751,005 shares of Series D Preferred Stock outstanding on March 20, 2009.

(2) Includes 3,775,653 shares of common stock and 1,250,000 stock purchase warrants, plus 500,000 shares issuable through the conversion of a convertible note payable. Excludes 158,324 shares owned by Mr. Lawrence's sister, as to which Mr. Lawrence disclaims beneficial ownership.

(3) Includes shares owned by Al W. Dugan and shares owned by companies owned and controlled by Al W. Dugan. Excludes 183,333 shares owned by Lydia Dugan as to which Mr. Dugan disclaims beneficial ownership.

(4) The outstanding Series A, Series C and Series D preferred shares carry voting rights.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Described below are transactions during the last two years to which we are a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners has a direct or indirect material interest. See also transactions described in notes 4, 9, 10, 11, 12, 15 and 19 to our Financial Statements as of December 31, 2008.

o We reimbursed John C. Lawrence, a director and Chief Executive Officer, for operational and maintenance expenses incurred in connection with our use of equipment owned by Mr. Lawrence, including welding trucks, backhoes, and an aircraft. Reimbursements for 2008 and 2007 totaled $67,467 and $52,062, respectively. In addition, we accrued interest expense of $10,328 and $19,130 on net cash advances due Mr. Lawrence, for the years ended December 31, 2008 and 2007, respectively.

o During 2008, the Company issued 26,000 of its common stock to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $35,100 in director compensation expense.

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's Board of Directors and audit committee reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2008 were pre-approved by the Board of Directors and its audit committee.

AUDIT FEES

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2008 and 2007 were $67,432 and $57,390, respectively, net of expenses.


AUDIT-RELATED FEES

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2008 and 2007 were $3,415 and $3,850 respectively.

ALL OTHER FEES

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for products and services provided by DeCoria, Maichel & Teague P.S


ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBIT
  NUMBER        DESCRIPTION
  ------        -----------

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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)


By: /s/ John C. Lawrence                                    Date: March 30, 2009
    ---------------------------
    John C. Lawrence, President, Director
    and Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ John C. Lawrence                                    Date: March 30, 2009
    ---------------------------
    John C. Lawrence, Director and President
    (Principal Executive, Financial and
    Accounting Officer)

By: /s/ Leo Jackson                                         Date: March 30, 2009
    ---------------------------
    Leo Jackson, Director

By: /s/ Gary D. Babbitt                                     Date: March 30, 2009
    ---------------------------
    Gary D. Babbitt, Director

By: /s/ Patrick Dugan                                       Date: March 30, 2009
    ---------------------------
    Patrick Dugan, Director

By: /s/ Russell Lawrence                                    Date: March 30, 2009
    ---------------------------
    Russell Lawrence, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of United States Antimony Corporation

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and its subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and an accumulated deficit which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Decoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington

March 20, 2009

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

                                               ASSETS
                                                                        2008              2007
                                                                    ------------      ------------
Current assets:
  Cash and cash equivalents                                         $     53,848      $     81,747
  Accounts receivable, less allowance
    for doubtful accounts of $10,000 and $30,000, respectively            66,761           168,676
  Inventories                                                            109,217           252,614
                                                                    ------------      ------------
      Total current assets                                               229,826           503,037

Properties, plants and equipment, net                                  2,960,624         2,777,116
Restricted cash for reclamation bonds                                     80,664            65,736
                                                                    ------------      ------------
      Total assets                                                  $  3,271,114      $  3,345,889
                                                                    ============      ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Checks issued and payable                                         $     20,282      $     69,484
  Accounts payable                                                       655,381           808,748
  Accrued payroll and payroll taxes                                       53,080           113,612
  Other accrued liabilities                                               57,695            99,851
  Deferred revenue, current                                               65,441           287,238
  Accrued interest payable                                                26,348            25,231
  Payable to related parties                                             232,752           254,085
  Convertible note payable                                               100,000           100,000
  Long-term debt, current                                                114,596            91,890
                                                                    ------------      ------------
      Total current liabilities                                        1,325,575         1,850,139

  Deferred revenue, noncurrent                                              --             640,000
  Long-term debt, noncurrent                                              54,541            19,711
  Accrued reclamation costs, noncurrent                                  107,500           107,500
                                                                    ------------      ------------
      Total liabilities                                                1,487,616         2,617,350
                                                                    ------------      ------------

Commitments and contingencies (Note 1 and 16)

Stockholders' equity:
  Preferred stock $0.01 par value, 10,000,000 shares authorized:
    Series A:  -0- shares issued and outstanding                            --                --
    Series B: 750,000 shares issued and outstanding
     (liquidation preference $855,000 at December 31, 2008 and 2007)       7,500             7,500
    Series C: 177,904 shares issued and outstanding
     (liquidation preference $97,847 at December 31, 2008 and 2007)        1,779             1,779
    Series D: 1,751,005 shares issued and outstanding
     (liquidation preference and cumulative dividends $4,590,987
     and $4,549,838, respectively)                                        17,509            17,509
  Common stock, $0.01 par value, 60,000,000 and 50,000,000 shares authorized; 45,868,535 and 42,519,243 shares issued and
outstanding, respectively                                                458,688           425,192
  Stock subscriptions receivable                                         (83,333)             --
  Additional paid-in capital                                          22,015,681        21,243,249
  Accumulated deficit                                                (20,634,326)      (20,966,690)
                                                                    ------------      ------------
      Total stockholders' equity                                       1,783,498           728,539
                                                                    ------------      ------------
      Total liabilities and stockholders' equity                    $  3,271,114      $  3,345,889
                                                                    ============      ============

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008 and 2007

                                                                        2008              2007
                                                                    ------------      ------------
Antimony Division
  Revenues                                                          $  3,705,240      $  4,116,863
                                                                    ------------      ------------
  Cost of sales:
    Production costs                                                   2,934,552         3,142,679
    Depreciation                                                          23,075            20,502
    Freight and delivery                                                 192,820           203,106
    General and administrative                                            61,832            25,111
    Direct sales expense                                                  45,000            44,328
                                                                    ------------      ------------
      Total cost of sales                                              3,257,279         3,435,726
                                                                    ------------      ------------
        Gross profit - antimony                                          447,961           681,137
                                                                    ------------      ------------

Zeolite Division
  Revenues                                                             1,570,747         1,142,264
                                                                    ------------      ------------
  Cost of sales:
    Production costs                                                   1,021,023         1,146,168
    Depreciation                                                         192,653           144,912
    Freight and delivery                                                 128,240            91,144
    General and administrative                                           138,069           267,813
    Royalties                                                            204,456           137,272
    Direct sales expense                                                  72,287            64,395
                                                                    ------------      ------------
      Total cost of sales                                              1,756,728         1,851,704
                                                                    ------------      ------------
        Gross profit (loss) - zeolite                                   (185,981)         (709,440)
                                                                    ------------      ------------

  Total revenues - combined                                            5,275,987         5,259,127
  Total cost of sales - combined                                       5,014,007         5,287,430
                                                                    ------------      ------------
        Gross profit (loss) - combined                                   261,980           (28,303)
                                                                    ------------      ------------

Other operating (income) expenses:
  Corporate general and administrative                                   299,588           434,088
  Exploration expense                                                    342,161           256,611
  Gain on sale of properties, plants and equipment                       (66,268)         (145,420)
  Expired exclusivity contract                                          (800,000)             --
                                                                    ------------      ------------
        Other operating (income) expenses                               (224,519)          545,279
                                                                    ------------      ------------
        Income (loss) from operations                                    486,499          (573,582)
                                                                    ------------      ------------
Other (income) expenses:
  Interest expense, net                                                   40,938            45,444
  Factoring expense                                                      113,197            94,989
  Extinguishment of payables                                                --             (90,323)
                                                                    ------------      ------------
        Other (income) expenses                                          154,135            50,110
                                                                    ------------      ------------

Net income (loss)                                                   $    332,364      $   (623,692)
                                                                    ============      ============

Net income (loss) per share of
common stock:
      Basic                                                         $       0.01      $      (0.02)
                                                                    ============      ============
      Diluted                                                       $       0.01      $      (0.02)
                                                                    ============      ============

Weighted average shares outstanding:
      Basic                                                           43,049,076        41,375,287
                                                                    ============      ============
      Diluted                                                         43,549,076        41,375,287
                                                                    ============      ============

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2008 and 2007

                               TOTAL PREFERRED STOCK        COMMON STOCK          STOCK      ADDITIONAL
                              ---------------------   ----------------------- SUBSCRIPTIONS     PAID      ACCUMULATED
                                SHARES      AMOUNT      SHARES        AMOUNT    RECEIVABLE   IN CAPITAL     DEFICIT        TOTAL
                              ----------  ---------   -----------    --------    ---------   -----------  ------------   ----------
Balances, December 31, 2006    2,685,576  $  26,855    39,761,309    $397,613    $    --     $20,399,328  $(20,342,998)  $  480,798

Issuance of common stock and
  warrants for cash                                     2,705,767      27,057                    807,521                    834,578

Issuance of common stock to
  Directors for services                                   45,500         455                     36,400                     36,855

Series D preferred stock
  converted into common stock     (6,667)       (67)        6,667          67                                                  --

Net loss                                                                                                      (623,692)    (623,692)
                              ----------  ---------   -----------    --------    ---------   -----------  ------------   ----------

Balances, December 31, 2007    2,678,909     26,788    42,519,243     425,192         --      21,243,249   (20,966,690)     728,539

Issuance of common stock and
  warrants                                              3,219,292      32,196      (83,333)      738,632                    687,495

Issuance of common stock to
  Directors for services                                  130,000       1,300                     33,800                     35,100

Net income                                                                                                     332,364      332,364
                              ----------  ---------   -----------    --------    ---------   -----------  ------------   ----------

Balances, December 31, 2008    2,678,909  $  26,788    45,868,535    $458,688    $ (83,333)  $22,015,681  $(20,634,326)  $1,783,498
                              ==========  =========   ===========    ========    =========   ===========  ============   ==========

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008 and 2007

                                                                        2008              2007
                                                                    ------------      ------------
Cash Flows From Operating Activities:
  Net income (loss)                                                 $    332,364      $   (623,692)
  Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
    Depreciation expense                                                 215,728           165,414
    Allowance for doubtful accounts                                      (20,000)             --
    Common stock issued to Directors for services                         35,100            36,855
    Deferred financing costs as interest expense                            --               3,750
    Gain on sale of properties, plants and equipment                     (66,268)         (145,420)
    Gain on expiration of exclusivity agreement                         (800,000)             --
    Extingushment of payables                                               --             (90,323)
    Change in:
      Accounts receivable                                                121,915           (75,080)
      Inventories                                                        143,397            33,198
      Accounts payable                                                  (156,111)          (65,396)
      Accrued payroll and payroll taxes                                  (60,532)           45,343
      Other accrued liabilities                                          (42,156)           58,146
      Deferred revenue                                                   (61,797)          314,234
      Accrued interest payable                                             1,117            (3,824)
      Payable to related parties                                         (21,333)             (500)
                                                                    ------------      ------------
        Net cash used by operating activities                           (378,576)         (347,295)
                                                                    ------------      ------------

Cash Flows From Investing Activities:
  Purchase of properties, plants and equipment                          (310,932)         (563,417)
  Proceeds from sale of properties, plants and equipment                  66,268           145,420
  Change in restricted cash for reclamation bonds                        (14,928)           17,360
                                                                    ------------      ------------
        Net cash used by investing activities                           (259,592)         (400,637)
                                                                    ------------      ------------

Cash Flows From Financing Activities:
  Proceeds from sale of common stock and warrants,
    net of commissions                                                   687,496           834,578
  Principal payments of long-term debt                                   (28,025)         (240,459)
  Change in checks issued and payable                                    (49,202)           17,195
                                                                    ------------      ------------
        Net cash provided by financing activities                        610,269           611,314
                                                                    ------------      ------------

          Net decrease in cash and cash equivalents                      (27,899)         (136,618)

Cash and cash equivalents at beginning of year                            81,747           218,365
                                                                    ------------      ------------
Cash and cash equivalents at end of year                            $     53,848      $     81,747
                                                                    ============      ============

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED:
For the years ended December 31, 2008 and 2007


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                        2008             2007
                                                                    ------------     ------------
  Cash paid during year for interest                                $     47,038     $     76,400
                                                                    ============     ============
                                                                    ============     ============

Non-cash investing and financing activities:
  Properties, plants & equipment acquired with accounts payable     $       --       $    270,619
  Properties, plants & equipment purchased with long-term debt            85,560           43,153
  Common stock issued for conversion of preferred stock                     --                 67


UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

     During 2005, the Company formed a currently 100% owned subsidiary, Antimonio de Mexico S.A. de C.V. ("AM"), to explore and develop potential antimony properties in Mexico (see note 7).

     During 2006, the Company acquired the remaining 50% ownership in United States Antimony, Mexico S.A. de C.V. ("USAMSA"). USAMSA is now a wholly-owned subsidiary of the Company.

     The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2008, the Company had negative working capital of $1,095,749, an accumulated deficit of approximately $20.6 million. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

     To improve the Company's financial condition, the following actions have been initiated or taken by management:

          o During 2008, the Company received stockholder authorization to issue an additional 10 million shares of common stock, enabling the Company to raise capital through sales of common stock, if desired.

          o The anticipated completion of the flotation mill and crusher in Mexico, including permitting and land acquisition should allow USAC to bring antimony, silver and gold operation on stream in 2009.

2.   CONCENTRATIONS OF RISK

     The Company purchases most of the raw antimony used in the production of its finished antimony products from foreign sources. During the years ended December 31, 2008 and 2007, approximately 65% and 49%, respectively, of the Company's antimony revenues were generated by sales to one customer. During 2008 and 2007, 31% and 24%, respectively, of the Company's revenues generated from zeolite product sales were to two customers. The loss of the Company's "key" customers could adversely affect its business.

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

     Reclassifications
     -----------------

     Certain reclassifications have been made to the 2007 financial statements in order to conform to the 2008 presentation. These reclassifications have no effect on net loss, total assets or stockholders' equity as previously reported.

     Cash and Cash Equivalents
     -------------------------

     The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash equivalents.

     Restricted Cash
     ---------------

     Restricted cash at December 31, 2008 and 2007 consists of cash held for reclamation performance bonds, and is held as certificates of deposit with reputable financial institutions.

     Accounts Receivable
     -------------------

     Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Changes to the allowance for doubtful accounts are based on management's judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received on receivables subsequent to being written off are considered a bad debt recovery.

     Inventories
     -----------

     Inventories at December 31, 2008 and 2007 consisted primarily of finished antimony products, antimony metal and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories.

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

     Deferred Financing Costs
     ------------------------

     Deferred financing costs are amortized as interest expense over the terms of the notes payable and expensed if the debt is retired early.

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

     Common Stock Issued for Consideration Other than Cash
     -----------------------------------------------------

     All transactions in which goods or services are received for the issuance of shares of the Company's common stock are accounted for based on the fair value of the consideration received or the fair value of the common stock issued, whichever is more readily determinable.

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

     On January 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN No. 48") "Accounting for Uncertainty in Income Taxes." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 "Accounting for Income Taxes," prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of its assessment, the Company has determined that it is subject to examination of our income tax filings in the United States and state jurisdictions for the 2004 through 2007 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

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

     Income (Loss) Per Common Share
     ------------------------------

     Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock (see note 12) and common stock issuable upon the conversion of notes payable (see note 11).

     New Accounting Pronouncements
     -----------------------------

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

          3)   Purchases, sales, issuances, and settlements (net); and

          4)   Transfers in and/or out of Level 3.

     At December 31, 2008, the company has no financial assets or liabilities that are measured at fair value on a recurring basis other than restricted cash in certificates of deposit, which are measured using Level 1 inputs.

     We also adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Liabilities", effective January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the year ended December 31, 2008.

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It was effective November 15, 2008, following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section

     411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement did not have a material effect on the Company's financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. The Statement is effective for consolidated financial statements issued for fiscal years and periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 161.

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

     In December 2007, FASB issued SFAS No. 160 "Non Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51," ("SFAS 160") which is effective for fiscal years and interim periods within those years beginning on or after December 15, 2008. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The Company is currently evaluating the potential impact of this statement on our consolidated financial statements.

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

     The factoring agreement requires the Company to pay a financing fee equal to 2% of the face amount of receivables sold. Financing fees paid by the Company during the years ended December 31, 2008 and 2007 totaled $113,197 and $94,989, respectively. For the years ended December 31, 2008 and 2007, net accounts receivable of approximately $4.93 million and $4.48 million, respectively, were sold under the agreement.

     Proceeds from the sales were used to fund inventory purchases and operating expenses. The agreement is for a term of one year with automatic renewal for additional one-year terms.

5.   INVENTORIES

     The major components of the Company's inventories at December 31, 2008 and 2007 were as follows:

                                                    2008         2007
                                                 ---------    ---------
          Antimony Metal                         $  40,907    $  17,393
          Antimony Oxide                            15,525      181,587
          Zeolite                                   52,785       53,634
                                                 ---------    ---------
                                                 $ 109,217    $ 252,614
                                                 =========    =========

     At December 31, 2008 and 2007, antimony metal consisted principally of recast metal from antimony-based compounds and metal purchased from foreign suppliers. Antimony oxide inventory consisted of finished product oxide held at the Company's plant. Sodium antimonite inventory consisted of dry finished product and wet raw materials, the majority of which were stored at the Company's antimony plant near Thompson Falls, Montana. The Company's zeolite inventory consists of salable zeolite material held at BRZ's Idaho mining and production facility.

6.   PROPERTIES, PLANTS AND EQUIPMENT

     The major components of the Company's properties, plants and equipment at December 31, 2008 and 2007 are shown below. Approximately $1.1 million of capitalized costs at December 31, 2008 have not yet been placed in service and, therefore, have not been subject to depreciation.

                                                         2008           2007
                                                     -----------    -----------
          Antimony:
                     Equipment                       $ 1,395,293    $ 1,358,639
                     Buildings                           547,401        528,730
                     Mineral rights                      193,549        193,549
                     Land                                315,354        190,106
                                                     -----------    -----------
                                                       2,451,597      2,271,024
                     Accumulated depreciation         (1,226,407)    (1,203,332)
                                                     -----------    -----------
                          Total Antimony, net          1,225,190      1,067,692
                                                     -----------    -----------
          Zeolite:
                     Equipment                         2,038,748      1,976,275
                     Buildings                         1,373,420      1,217,230
                                                     -----------    -----------
                                                       3,412,168      3,193,505
                     Accumulated depreciation         (1,676,734)    (1,484,081)
                                                     -----------    -----------
                          Total Zeolite, net           1,735,434      1,709,424
                                                     -----------    -----------
          Properties, plants and equipment, net      $ 2,960,624    $ 2,777,116
                                                     ===========    ===========

7.   INVESTMENT IN AM

     On December 16, 2005, AM signed a contract and option agreement that gives AM the exclusive right to explore and exploit the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually. Total payments will not exceed $1,430,344, reduced by taxes paid. All installment payments must be paid when and if AM exercises the option to purchase. During the year ended December 31, 2007 payments totaled $86,956 and were capitalized as mineral rights in accordance with the Company's accounting policies. No payments were made under the agreement during 2008. AM does not have any obligation to pay any amount under this contract.

8.   DEFERRED REVENUE

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

9.   DUE TO RELATED PARTIES

     Amounts due to related parties at December 31, 2008 and 2007 were as follows (see Note 15 and 19):
                                                           2008         2007
                                                        ---------    ---------
     Entity owned by John C. Lawrence, president
       and director                                     $   8,595    $   9,758
     John C. Lawrence, president and director(1)          224,158      244,327
                                                        ---------    ---------
                                                        $ 232,753    $ 254,085
                                                        =========    =========

     (1) Includes accrued interest at 10% per annum of $146,219 and $108,082 at December 31, 2008 and 2007, respectively.

     Transactions affecting the payable to Mr. Lawrence during 2008 and 2007 were as follows:


                                              2008              2007
                                           ---------         ---------
     Balance, beginning of year            $ 244,327         $ 225,587
     Equipment rental charges                 70,767            52,062
     Interest expense                         38,137            19,130
     Payments and advances, net             (129,073)          (52,452)
                                           ---------         ---------
     Balance, end of year                  $ 224,158         $ 244,327
                                           =========         =========



10.  LONG-TERM DEBT

     Long-term debt at December 31, 2008 and 2007 is as follows:

                                                                                 2008          2007
                                                                              ----------    ----------
     Note payable to an individual.  The balance will be paid
       by a transfer of certain equipment owned by the company.               $   55,000    $   55,000

     Note payable to CNH Capital America, LLC, bearing interest at 4.5%; payable in monthly installments of $505; maturing
       June 2013; collateralized by equipment.                                    24,854           --

     Note payable to GE Capital, bearing interest at 6.32%; payable in monthly installments of $908; maturing May 2011; collateralized by
       equipment.                                                                 23,592           --

     Note payable, bearing interest at 10%; payable in four annual installments of $10,000 each beginning December 2005; not
       collateralized.                                                            20,000        20,000

     Note payable to CNH Capital America, LLC, bearing interest at 2.5%; payable in monthly installments of $1,115; maturing
       May 2010; collateralized by equipment.                                     19,745        32,456

     Note payable to GE Capital, bearing interest at 2.25%; payable in monthly installments of $359; maturing July 2013; collateralized by
       equipment.                                                                 18,745           --

     Note payable to CNH Capital America, LLC, bearing interest at 15%; payable in monthly installments of $135; maturing
       April 2014; collateralized by equipment.                                    7,201           --

     Note payable to First State Bank of Thompson Falls, bearing interest at 10.5%; payable in monthly installments of $1,073; maturing
       June 2008.                                                                    --          4,145
                                                                              ----------    ----------
                                                                                 169,137       111,601
     Less current portion                                                       (114,596)      (91,890)
                                                                              ----------    ----------
     Noncurrent portion                                                       $   54,541    $   19,711
                                                                              ==========    ==========

     At December 31, 2008, principal payments on debt are due as follows:

           Year Ending
           December 31,
           ------------
               2009                                $ 114,596
               2010                                   24,137
               2011                                   14,957
               2012                                    9,966
            Thereafter                                 5,481
                                                   ---------
                                                   $ 169,137
                                                   =========

11.  SECURED CONVERTIBLE AND CONVERTIBLE NOTES PAYABLE

     Unsecured Convertible Note Payable
     ----------------------------------

     On December 22, 2003, John C. Lawrence, the Company's president and a director, agreed to convert $100,000 of related party debt due to him into a Convertible Note Payable ("the Convertible Note"). The Convertible Note accrues interest at 10% per annum and is convertible into shares of the Company's common stock at an initial conversion price of $0.20 per share. At December 31, 2008 and 2007, $100,000 of principal was outstanding, and accrued interest on the note, which is included in Payable to related parties, of $67,890 and $40,081, respectively, was due (see note 19).

     Stock Purchase Warrants and Deferred Financing Charges
     ------------------------------------------------------

     In connection with the issuance of the secured convertible and unsecured convertible notes payable, Mr. Dugan, a former Director of the Company and Mr. Lawrence were issued 2,000,000 and 1,000,000 stock purchase warrants, respectively. The warrants expired in December of 2008 and were exercisable for shares of the Company's unregistered common stock at $0.20 per share. During 2008, 1.0 million of the warrants were exercised by Mr. Dugan. Also see note 19.

     The Company accounted for the detachable warrants issued in connection with the notes in accordance with Accounting Principles Board Opinion No. 14, and estimated a fair value of $0.01 per warrant, or $30,000 attributable to the detachable warrants. The resulting value was recorded as a deferred financing cost and was amortized as interest expense over the terms of the respective convertible notes payable. During the years ended December 31, 2008 and 2007, $0 and $3,750, respectively of interest expense was recognized as a result of amortizing the deferred offering costs.

12.  STOCKHOLDERS' EQUITY

     Issuance of Common Stock for Cash
     ---------------------------------

     During 2008 and 2007, the Company sold an aggregate of 3,219,292 and 2,705,767 shares, respectively, of its unregistered common stock to existing shareholders and other parties for $687,492 and $834,578, respectively. In connection with sales of the Company's common stock, warrants to purchase shares of the Company's common stock were granted in 2008 as follows: 158,400 at $0.75 and 31,250 at $0.60. In 2007, warrants to purchase 15,000 shares at $0.60 and 648,334 shares at $0.50 were granted.

     Issuance of Common Stock for Services and Property
     --------------------------------------------------

     During 2008 and 2007, the Company issued 130,000 and 45,500 shares, respectively, of common stock to its directors for services.

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

     During 2008, the Company's Board of Directors authorized a reduction in the exercise price of all outstanding warrants that become due prior to June 30, 2009 to $0.20 per share.

     Transactions in common stock warrants are as follows:

                                                                    Number of         Exercise
                                                                     Warrants          Prices
                                                                    ----------       -----------
     Balance, December 31, 2006                                      8,021,726       $0.20-$0.75
     Warrants granted in connection with 2007 stock sales              663,334       $0.50-$0.60
     Warrants exercised                                             (1,532,333)      $0.25-$0.60
     Warrants expired and cancelled                                   (285,000)      $0.20-$0.25
                                                                    ----------
     Balance, December 31, 2007                                      6,867,727       $0.20-$0.75
        Warrants granted in connection with 2008 stock sales           189,650       $0.60-$0.75
     Warrants exercised                                             (2,662,293)      $0.20-$0.60
     Warrants expired and cancelled                                   (833,334)      $      0.60
                                                                    ----------
     Balance, December 31, 2008                                      3,561,750       $0.20-$0.75
                                                                    ==========

     The above common stock warrants expire as follows:

     Year Ended December 31:
     2009                                         2,724,391
     2010                                           413,334
     2011                                           174,025
     Thereafter                                     250,000
                                                  ---------
                                                  3,561,750
                                                  =========

     Preferred Stock
     ---------------

     The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion and voting rights, as the Board of Directors may determine.

     Series B
     --------

     During 1993, the Board established a Series B preferred stock, consisting of 1,666,667 shares. All 1,666,667 shares authorized were issued in connection with the final settlement of litigation. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock; has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. In 1995, 916,667 shares of Series B preferred stock were surrendered to the Company and cancelled in connection with the settlement of litigation against Bobby C. Hamilton. At December 31, 2008, cumulative dividends in arrears on the 750,000 outstanding Series B shares were $105,000 or $0.14 per share. At December 31, 2007, cumulative dividends in arrears on the 750,000 outstanding Series B shares were $97,500, or $0.13 per share. Total dividends in arrears and liquidation preference were $855,000 and $847,500 at December 31, 2008 and 2007, respectively.

     Series C
     --------

     During 1997, the Company issued 2,560,762 shares of Series C preferred stock in connection with the conversion of certain debt owed by the Company. During 1999, holders of 2,382,858 shares of Series C stock converted their shares into common stock of the Company. The Series C shares have voting rights, are non-redeemable and have a $0.55 per share liquidation preference. At December 31, 2008 and 2007, 177,904 shares of Series C preferred stock remained outstanding and the liquidation preference amounted to $97,847.

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

          DESIGNATION. The class of convertible Series D preferred stock, $0.01 par value, consists of up to 2.5 million shares. VOTING RIGHTS. The holders of Series D preferred shares shall have the right to that number of votes equal to the number of shares of common stock issuable upon conversion of such Series D preferred shares.
          REDEMPTION. The Series D preferred shares are not redeemable by the Company.
          LIQUIDATION PREFERENCE. The Series D holders are entitled to a liquidation preference equal to the greater of $2.50 per share or the equivalent market value of the number of shares of common stock into which each share of Series D is convertible. At December 31, 2008 and 2007, the liquidation preference for Series D preferred stock was $4,377,513 and $4,377,513, respectively.
          REGISTRATION RIGHTS. All of the underlying common stock issued upon conversion of the Series D preferred shares shall be entitled to "piggyback" registration rights when, and if, the Company files a registration statement for its securities or the securities of any other stockholder.
          DIVIDENDS. The Series D holders are entitled to an annual dividend of $0.0235 per share. The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends. At December 31, 2008 and 2007, cumulative dividends in arrears on the 1,751,005 outstanding Series D shares were $213,474 and $172,326, respectively.

     During 2007, Series D holders converted 6,667 shares to common stock, as discussed previously.

     During 2008 and 2007, no warrants were exercised to purchase shares of Series D preferred stock.

     At December 31, 2008 and 2007, the Company had 1,751,005 shares of Series D preferred stock outstanding. The combined liquidation preference and dividends in arrears totaled $4,590,987 and $4,549,838 at December 31, 2008 and 2007, respectively.

     Preferred Stock Warrants
     ------------------------

     During 2005, the Company issued 1,000,000 warrants to purchase shares of Series D preferred stock to John C. Lawrence, the Company's president and a director, for incentive to improve the Company's financial position. These warrants are exercisable at $0.25 and expired in October 2007. No preferred stock warrants were issued in 2008 or 2007.

     Transactions in Series D preferred stock warrants are as follows:

                                                 Number of          Exercise
                                                 Warrants            Prices
                                                ----------         -----------
     Balance, December 31, 2006                  1,861,185         $0.25-$0.30
     Warrants granted                                  --
     Warrants exercised                                --
     Warrants expired and cancelled             (1,750,000)        $0.20-$0.25
                                                ----------
     Balance, December 31, 2007                    111,185         $0.20-$0.30
     Warrants granted                                  --
     Warrants exercised                                --
     Warrants expired and cancelled               (111,185)        $      0.30
                                                ----------
     Balance, December 31, 2008                        --
                                                ==========


13.  2000 STOCK PLAN

     In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan"). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants of the Company to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000. At December 31, 2008 and 2007, 300,000 shares of the Company's common stock had been issued under the Plan. There were no issuances under the Plan during 2008 and 2007.

14.  INCOME TAXES

     The Company had no income tax provision or benefit for the years ended December 31, 2008 and 2007.

     At December 31, 2008 and 2007, the Company had net deferred tax assets composed as follows:

                                                          2008          2007
                                                       ----------    ----------
     Arising from differences in the book and
       tax basis of certain property assets            $  316,000     $ 315,000
     Arising from limitation in deduction of
       foreign exploration costs                          354,000       238,000
     Arising from net tax operating loss
       carryforwards                                      844,000     1,071,000
                                                       ----------    ----------
     Total deferred tax assets                          1,514,000     1,624,000
     Valuation allowance                               (1,514,000)   (1,624,000)
                                                       ----------    ----------
       Net deferred tax assets                         $      --     $      --
                                                       ==========    ==========

     The deferred tax assets were calculated based on an estimated 34% income tax rate. As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the net deferred tax assets at both December 31, 2008 and 2007 has been established.

     At December 31, 2008, the Company had unexpired federal regular tax net operating loss carryforwards of approximately $2,500,000 which expire between 2012 and 2028. In addition, the Company had unexpired Montana and Idaho state regular tax net operating loss carryforwards of approximately $670,000 and $130,000, respectively, which expire between 2011 and 2027.

     The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income
     (loss) for the years ended December 31, 2008 and 2007 due to the following:

                                                          2008          2007
                                                       ----------    ----------
     Computed "expected" tax provision (benefit)       $  113,000    $ (212,000)

     Effect of permanent differences                       (3,000)       44,000
     Increase in valuation allowance                          --        168,000
     Release of valuation allowance                      (110,000)          --
                                                       ----------    ----------
                                                       $      --      $     --
                                                       ==========    ==========

     On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 ("FIN No. 48") "Accounting for Uncertainty in Income Taxes." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 "Accounting for Income Taxes," prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our federal income tax filings in the United States for the 2005 through 2008 tax years. State of Montana income tax filings are subject to examination for the 2003 through 2008 tax years and State of Idaho income tax filings are subject to examination for the 2005 through 2008 tax years. There were no uncertain tax positions taken by the Company. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense. There was no impact on the financial statements as of and for the years ended December 31, 2008 and 2007 as a result of adoption of FIN No. 48.

15.  RELATED-PARTY TRANSACTIONS

     In addition to transactions described in Notes 4, 8, 9, 11 and 12, during 2008 and 2007, the Company had the following transactions with related parties:

          During 2008, the Company issued 130,000 shares of its common stock to members of its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $35,100 in director compensation. In addition, the Company has directors compensation of $23,400 accrued as a liability of December 31, 2008.

          During 2007, the Company issued 45,500 of its common stock to members of its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $35,490 in director compensation.

          During 2008, the Company paid $33,201 to a director of the Company for development of Mexican mill sites.

          A director of the Company acts as legal counsel to the Company. During the years ended December 31, 20008 and 2007, the Company paid legal fees and expenses to this director in the amount of $36,500 and $41,900, respectively. During 2007 $11,900 of legal fees were capitalized as properties, plant and equipment.

          Royalty expense of $47,491 and $29,943 was incurred for the years ended December 31, 2008 and 2007, respectively, to a company controlled by Al Dugan, a significant shareholder and affiliate, based on gross sales (FOB mine) of zeolite.

16.  COMMITMENTS AND CONTINGENCIES

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

18.  BUSINESS SEGMENTS

     The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments for the years ended December 31, 2008 and 2007 is as follows:

                                                          2008          2007
                                                       ----------    ----------
     Capital expenditures:
     Antimony
     United States                                     $      --     $      --
     Mexico                                               180,573       202,741
                                                       ----------    ----------
     Subtotal Antimony                                    180,573       202,741
     Zeolite                                              218,662       674,448
                                                       ----------    ----------
                                                       $  399,235    $  877,189
                                                       ==========    ==========

     Properties, plants and equipment, net:
     Antimony
     United States                                     $   94,137    $  117,212
     Mexico                                             1,131,053       950,480
                                                       ----------    ----------
     Subtotal Antimony                                  1,225,190     1,067,692
     Zeolite                                            1,735,434     1,709,424
                                                       ----------    ----------
                                                       $2,960,624    $2,777,116
                                                       ==========    ==========

     Total Assets:
     Antimony
     United States                                     $  266,746    $  504,215
     Mexico                                             1,131,053       950,481
                                                       ----------    ----------
     Subtotal Antimony                                  1,397,799     1,454,696
     Zeolite                                            1,818,867     1,758,830
     Corporate                                             54,448       132,363
                                                       ----------    ----------
                                                       $3,271,114    $3,345,889
                                                       ===========   ==========

     See Note 2 regarding sales to major customers.

19.  SUBSEQUENT EVENT

     Subsequent to year end the President of the Company converted a $100,000 convertible note into 500,000 shares of common stock. Additionally, 1,000,000 $0.20 per share warrants were exercised and 1,000,000 shares of common stock were issued. As a result of this exercise, the Company was forgiven $200,000 of related party debt shown on the December 31, 2008 balance sheet.