Form 10-Q
period 2009-03-31
UNITED STATES ANTIMONY CORP
filed 2009-05-15
CIK 101538

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------

  (Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2009

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period          to
                                    --------    --------

                         Commission file number 33-00215



                       UNITED STATES ANTIMONY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MONTANA                                          81-0305822
--------------------------------                --------------------------------
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES           No
    -----        -----

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.
YES           No   X
    -----        -----

At May 15, 2009 the registrant had outstanding 49,718,535 shares of par value $0.01 common stock.

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

                       UNITED STATES ANTIMONY CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                 FOR THE PERIOD
                              ENDED MARCH 31, 2009



                                TABLE OF CONTENTS



                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements.............................................. 1-7

Item 2:   Management's Discussion and Analysis of Results of Operations
          and Financial Condition  ........................................ 8-10

Item 3:   Quantitative and Qualitative Disclosure about Market Risk.......... 10

Item 4:   Controls and Procedures......................................... 10-11




PART II - OTHER INFORMATION

Item 1:   Legal Proceedings.................................................. 12

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds........ 12

Item 3:   Defaults upon Senior Securities.................................... 12

Item 4:   Submission of Matters to a Vote of Security Holders................ 12

Item 5:   Other Information.................................................. 12

Item 6:   Exhibits and Reports on Form 8-K................................... 12



SIGNATURE.................................................................... 13


CERTIFICATIONS............................................................ 14-15






          [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                  (UNAUDITED)
                                                                                 MARCH 31, 2009   DECEMBER 31, 2008
                                                                                  ------------      ------------

                                     ASSETS
Current assets:
     Cash                                                                         $     65,946      $     53,848
     Accounts receivable, less allowance for doubtful accounts of
        $8,345 and $10,000, respectively                                                63,910            66,761
     Inventories                                                                       113,504           109,217
                                                                                  ------------      ------------
          Total current assets                                                         243,360           229,826

Properties, plants and equipment, net                                                2,961,782         2,960,624
Restricted cash for reclamation bonds                                                   73,164            80,664
                                                                                  ------------      ------------
          Total assets                                                            $  3,278,306      $  3,271,114
                                                                                  ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Checks issued and payable                                                    $     25,656      $     20,282
     Accounts payable                                                                  643,192           655,381
     Accrued payroll and payroll taxes                                                  61,433            53,080
     Other accrued liabilities                                                          31,688            57,695
     Deferred revenue                                                                   65,000            65,441
     Accrued interest payable                                                           27,641            26,348
     Payable to related parties                                                         12,118           232,752
     Convertible note payable to a related party                                            --           100,000
     Long-term debt, current                                                           106,518           114,596
                                                                                  ------------      ------------
          Total current liabilities                                                    973,246         1,325,575

     Long-term debt, noncurrent                                                         48,705            54,541
     Accrued reclamation and remediation costs, noncurrent                             107,500           107,500
                                                                                  ------------      ------------
          Total liabilities                                                          1,129,451         1,487,616
                                                                                  ------------      ------------

Commitments and contingencies (Note 3)

Stockholders' equity:
     Preferred stock $0.01 par value, 10,000,000 shares authorized:
        Series A:  no shares issued and outstanding                                         --                --
        Series B: 750,000 shares issued and outstanding
          (liquidation preference $847,500)                                              7,500             7,500
        Series C: 177,904 shares issued and outstanding
          (liquidation preference $97,847)                                               1,779             1,779
        Series D: 1,751,005 shares issued and outstanding
          (liquidation preference and cumulative dividends of $4,549,838)               17,509            17,509
     Common stock, $0.01 par vaue, 60,000,000 shares authorized;
        49,018,535 and 45,868,535 shares issued and outstanding, respectively          490,185           458,688
     Stock subscriptions receivable                                                   (113,930)          (83,333)
     Additional paid-in capital                                                     22,619,182        22,015,681
     Accumulated deficit                                                           (20,873,370)      (20,634,326)
                                                                                  ------------      ------------
          Total stockholders' equity                                                 2,148,855         1,783,498
                                                                                  ------------      ------------
          Total liabilities and stockholders' equity                              $  3,278,306      $  3,271,114
                                                                                  ============      ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31, 2009    MARCH 31, 2008
                                                                                  ------------      ------------
ANTIMONY DIVISION
     Revenues                                                                     $    474,736      $  1,113,742
                                                                                  ------------      ------------
     Cost of sales:
          Production costs                                                             357,985           824,728
          Depreciation                                                                   6,441             3,486
          Freight and delivery                                                          28,064            65,785
          General and administrative                                                    18,755            21,532
          Direct sales expense                                                          11,250            11,250
                                                                                  ------------      ------------
             Total cost of sales                                                       422,495           926,781
                                                                                  ------------      ------------
                Gross profit - antimony                                                 52,241           186,961
                                                                                  ------------      ------------

ZEOLITE DIVISION
     Revenues                                                                          320,717           313,652
                                                                                  ------------      ------------
     Cost of sales:
          Production costs                                                             198,098           266,323
          Depreciation                                                                  49,597            46,199
          Freight and delivery                                                          24,939            19,223
          General and administrative                                                    51,907            37,424
          Royalties                                                                     44,081            40,122
          Direct sales expense                                                          19,224            20,300
                                                                                  ------------      ------------
             Total cost of sales                                                       387,846           429,591
                                                                                  ------------      ------------
                Gross loss - zeolite                                                   (67,129)         (115,939)
                                                                                  ------------      ------------

Total revenues - combined                                                              795,453         1,427,394
Total cost of sales - combined                                                         810,341         1,356,372
                                                                                  ------------      ------------
                Gross profit (loss) - combined                                         (14,888)           71,022
                                                                                  ------------      ------------
Other operating (income) expenses:
     Corporate general and administrative                                              128,461           127,678
     Exploration expense                                                                74,938            83,756
     Gain on sale of properties, plants and equipment                                       --           (41,268)
                                                                                  ------------      ------------
          Other operating expenses                                                     203,399           170,166
                                                                                  ------------      ------------
          Loss from operations                                                        (218,287)          (99,144)
                                                                                  ------------      ------------
Other expenses:
     Interest expense, net                                                               5,094             7,846
     Factoring expense                                                                  15,663            34,203
                                                                                  ------------      ------------
          Other expenses                                                                20,757            42,049
                                                                                  ------------      ------------

Net loss                                                                          $   (239,044)     $   (141,193)
                                                                                  ============      ============
Net loss per share of common stock:
     Basic and diluted                                                            $      (0.01)     $         --
                                                                                  ============      ============
Weighted average shares outstanding:
     Basic and diluted                                                              46,595,843        42,645,817
                                                                                  ============      ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31, 2009    MARCH 31, 2008
                                                                                  ------------      ------------
Cash Flows From Operating Activities:
   Net loss                                                                       $   (239,044)     $   (141,193)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
       Depreciation expense                                                             56,038            49,685
       Gain on sale of properties, plants and equipment                                     --           (41,268)
       Share-based compensation                                                         39,000                --
       Change in:
          Accounts receivable, net                                                       2,851            36,726
          Inventories                                                                   (4,287)           37,574
          Accounts payable                                                             (14,456)         (119,221)
          Accrued payroll and payroll taxes                                              8,353            28,755
          Other accrued liabilities                                                    (26,007)            2,224
          Deferred revenue                                                                (441)            1,691
          Accrued interest payable                                                       1,293             2,000
          Payable to related parties                                                   (20,634)            1,267
                                                                                  ------------      ------------
             Net cash used by operating activities                                    (197,334)         (141,760)
                                                                                  ------------      ------------

Cash Flows From Investing Activities:
     Purchase of properties, plants and equipment                                      (54,929)          (49,363)
     Proceeds from sale of properties, plants and equipment                                 --            41,268
     Restricted cash for reclamation bonds                                               7,500                --
                                                                                  ------------      ------------
                Net cash used by investing activities                                  (47,429)           (8,095)
                                                                                  ------------      ------------

Cash Flows From Financing Activities:
     Proceeds from sale of common stock, net of commissions                            259,998           114,001
     Principal payments of long-term debt                                              (13,914)           (7,365)
     Payments received on stock subscription agreements                                  5,403                --
     Change in checks issued and payable                                                 5,374           (14,904)
                                                                                  ------------      ------------
                Net cash provided by financing activities                              256,861            91,732
                                                                                  ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    12,098           (58,123)

Cash and cash equivalents at beginning of period                                        53,848            81,747
                                                                                  ------------      ------------
Cash and cash equivalents at end of period                                        $     65,946      $     23,624
                                                                                  ============      ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Noncash investing and financing activities:
    Warrants exercised for forgiveness of payable and interest to related party   $    200,000      $         --
    Stock issued for conversion of convertible note payable to related party           100,000                --
    Stock issued for subscription receivable                                            36,000                --
    Properties, plants and equipment acquired with A/P                                   2,268             5,978

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND CHANGES IN ACCOUNTING POLICIES:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. Certain consolidated financial statement amounts for the three month period ended March 31, 2008 have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2009, the Company had negative working capital of approximately $730,000 and an accumulated deficit of approximately $20.9 million. These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's management is confident, however, given recent increases in pricing, the expectation of acquiring new customers, and continued reduction in capital spending, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

Fair Value Measures
-------------------

SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 prioritizes the inputs into three levels that may be used to measure fair value:

o Level 1: Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

o Level 2: Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

o Level 3: Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED:

Our financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, and debt. We believe that the recorded values of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

2.  EARNINGS (LOSS) PER COMMON SHARE:

The Company accounts for its earnings and loss per common share according to the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. At March 31, 2009 common stock equivalents, including warrants to purchase the Company's common stock are excluded from the calculations when their effect is antidilutive. For the three months ended March 31, 2009, no common stock equivalents are included as diluted weighted average shares.

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

At March 31, 2009 the Company has been assessed penalties by MSHA at the Bear River Zeolite facility. The Company is currently negotiating the penalty amount downward through the appeals process. As of quarter end no amount of penalty has been accrued, as it is unknown what the ultimate liability will be. However, the maximum is approximately $50,000. Although management has had success in the appeals process in the past, there can be no assurance that will be the case with this current assessment.

4.  CONCENTRATIONS OF RISK

During the quarters ended March 31, 2009 and 2008, approximately 70% and 74%, respectively, of the Company's antimony revenues were generated by sales to one customer. The loss of the Company's "key" customer could adversely affect its business.

5.  RELATED PARTY TRANSACTIONS

During the first quarter of 2009, the President of the company converted a $100,000 convertible note into 500,000 shares of common stock. Additionally, 1,000,000 $0.20 per share warrants were exercised and 1,000,000 shares of common stock were issued. As a result of this exercise, the Company was forgiven $200,000 of related party debt shown on the December 31, 2008 balance sheet.

During the first quarter of 2009, the Company issued 130,000 shares of its common stock to members of its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $15,600 in director compensation. No shares were issued to directors during the first quarter of 2008.

During the first quarter of 2009, the Company paid $18,500 to a director of the Company for development of Mexican mill sites.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED:

6.  BUSINESS SEGMENTS

The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense is not allocated to the segments. Selected information with respect to segments is as follows:

                                            FOR THE THREE      FOR THE THREE
                                            MONTHS ENDED       MONTHS ENDED
                                              AND AS OF          AND AS OF
                                           MARCH 30, 2009     MARCH 31, 2008
                                           --------------     --------------
Capital expenditures:
    Antimony
       United States                       $           --     $           --
       Mexico                                      42,428              7,559
                                           --------------     --------------
       Subtotal Antimony                           42,428              7,559
    Zeolite                                        14,769             47,778
                                           --------------     --------------
                                           $       57,197     $       55,337
                                           ==============     ==============

Properties, plants and equipment, net:
    Antimony
       United States                       $       87,695     $      113,726
       Mexico                                   1,173,481            958,040
                                           --------------     --------------
       Subtotal Antimony                        1,261,176          1,071,766
    Zeolite                                     1,700,606          1,711,002
                                           --------------     --------------
                                           $    2,961,782     $    2,782,768
                                           ==============     ==============

Inventory:
    Antimony
       United States                       $       82,748     $      175,752
       Mexico                                          --                 --
                                           --------------     --------------
       Subtotal Antimony                           82,748            175,752
    Zeolite                                        30,756             39,288
                                           --------------     --------------
                                           $      113,504     $      215,040
                                           ==============     ==============

Total Assets:
    Antimony
       United States                       $      258,845     $      437,211
       Mexico                                   1,173,481            958,040
                                           --------------     --------------
       Subtotal Antimony                        1,432,326          1,395,251
    Zeolite                                     1,779,835          1,798,143
    Corporate                                      66,145             25,724
                                           --------------     --------------
                                           $    3,278,306     $    3,219,118
                                           ==============     ==============

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED:

7.  ADOPTION OF NEW ACCOUNTING PRINCIPLES

On January 1, 2009, the Company adopted FASB Staff Position ("FSP") FAS 157-2, "EFFECTIVE DATE OF FASB STATEMENT NO. 157," which delayed the effective date of FASB Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). For purposes of applying the FSP, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability in SFAS 159. This FSP deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company had previously adopted SFAS No. 157 on January 1, 2008. The adoption of FAS 157-2 did not have a material effect on the Company.

On January 1, 2009, the Company adopted FASB Staff Position (FSP) APB 14-1, "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)". This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of this statement did not have a material effect on the Company's financial statements.

On January 1, 2009, the Company adopted SFAS No. 141 (R), "BUSINESS COMBINATIONS" ("SFAS 141(R)") and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The adoption of these statements did not have a material effect on the Company's financial statements.

On January 1, 2009, the Company adopted SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT TO FASB STATEMENT NO. 133" ("SFAS 161"). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The adoption of this statement did not have a material effect on the Company's financial statements.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2008.

The Company's operations resulted in a net loss of $239,044 for the three-month period ended March 31, 2009, compared with a net loss of $141,193 for the same period ended March 31, 2008. The increased loss for the first quarter of 2009 compared to the similar period of 2008 is primarily due to decreased revenues in the Antimony division.

ANTIMONY DIVISION:

Total revenues from antimony product sales for the first quarter of 2009 were $474,736 compared with $1,113,742 for the comparable quarter of 2008, a decrease of $639,006. During the three-month period ended March 31, 2009, 70% of the Company's revenues from antimony product sales were from sales to two customers. Sales of antimony products during the first quarter of 2009 consisted of 219,412 pounds at an average sale price of $2.16 per pound. During the first quarter of 2008, sales of antimony products consisted of 442,010 pounds at an average sale price of $2.52 per pound. The significant decrease in both dollars and pounds of antimony sold is primarily due to an inadequate supply of raw materials available for production.

The cost of antimony production was $357,985, or $1.63 per pound sold during the first quarter of 2009 compared to $824,728 or $1.87 per pound sold during the first quarter of 2008. The decrease in price per pound is primarily due to a decrease in the costs of raw materials and fuel.

Antimony depreciation for the first quarter of 2009 was $6,441 compared to $3,486 for the first quarter of 2008.

Antimony freight and delivery expense for the first quarter of 2009 was $28,064 compared to $65,785 during the first quarter of 2008. The decrease in freight and delivery expense is primarily due to a decrease in the cost of fuel.

General and administrative expenses in the antimony division were $18,755 during the first quarter of 2009 compared to $21,532 during the same quarter in 2008. The decrease is due to a decrease in finance charges and insurance expense which offset an increase in property tax expense.

Antimony sales expenses were $11,250 for the first quarter of 2009 and the same for the first quarter in 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

ZEOLITE DIVISION:

Total revenue from sales of zeolite products during the first quarter of 2009 were $320,717 at an average sales price of $125.67 per ton, compared with the same quarter sales in 2008 of $313,652 at an average sales price of $124.12 per ton.

The cost of zeolite production was $198,098, or $77.62 per ton sold, for the first quarter of 2009 compared to $266,323, or $105.39 per ton sold, during the first quarter of 2008. The decrease was due to decreased labor and maintenance expense during the first quarter of 2009 compared to the first quarter of 2008.

Zeolite depreciation for the first quarter of 2009 was $49,597 compared to $46,199 for the first quarter of 2008.

Zeolite freight and delivery for the first quarter of 2009 was $24,939 compared to $19,223 for the first quarter of 2008. The increase is due to a decrease in freight income from sample sales which offset the freight and delivery expense during the first quarter of 2009.

During the first quarter of 2009, the Company incurred costs totaling $51,907 associated with general and administrative expenses at Bear River Zeolite Company, compared to $37,424 of such expenses in the comparable quarter of 2008. The increase was primarily due to an increase in fine and penalty expense which was partially offset by reduced bank charges and travel expenses.

Zeolite royalties expenses were $44,081 during the first quarter of 2009 compared to $40,122 during the first quarter of 2008. The increase is due to an increase in tons of zeolite sold during the first quarter of 2009.

Zeolite sales expenses were $19,224 during the first quarter of 2009 compared to $20,300 during the first quarter of 2008. The decrease is caused by lower costs related to the direct selling expenses.

ADMINISTRATIVE OPERATIONS

General and administrative expenses for the corporation were $128,461 during the first quarter of 2009 compared to $127,678 for the same quarter in 2008.

Exploration expense has decreased by $8,818 from the quarter ended March 31, 2008. The decrease is primarily due to decreases in Mexico antimony exploration.

The Company did not sell mining claims during the first quarter of 2009 compared to a gain on sale of $41,268 in the first quarter of 2008 for such sales.

Interest expense of $5,094 was incurred during the first quarter of 2009 compared to $7,846 during the first quarter of 2008. The decrease is due to the conversion of a significant loan balance to common stock between periods.

Accounts receivable factoring expense was $15,663 during the first quarter of 2009 compared to $34,203 during the first quarter of 2008. The decrease in factoring expense was primarily due to a large decrease in antimony sales during the first quarter of 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2009, Company assets totaled $3,278,306 and total stockholders' equity was $2,148,855. Total stockholders' equity increased $365,357 from December 31, 2008, primarily because of sales of common stock which offset net losses. At March 31, 2009, the Company's total current liabilities exceeded its total current assets by $729,886. To continue as a going concern, the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such results. The Company's management is confident, however, given recent increases in pricing, the expectation of acquiring new customers, and continued reduction in capital spending, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

Cash used by operating activities during the first three months of 2009 was $197,334, and resulted primarily from operating losses.

Cash used by investing activities during the first three months of 2009 was $47,429 and primarily related to the purchase of property, plant and equipment in Mexico for anticipated operations.

Net cash provided by financing activities was $256,861 during the first three months of 2009 and was primarily generated from proceeds from the sale of common stock and exercise of warrants.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable for small reporting company.


ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.

Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of March 31, 2009. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have been no changes during the quarter ended March 31, 2009 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2009, the Company sold shares of its restricted common stock directly and through the exercise of outstanding stock purchase warrants as follows: 2,900,000 shares for $0.20 per share ($580,000) and 250,000 shares for $0.30 per share ($75,000). Common stock sold is restricted as defined under Rule 144. In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws. Proceeds received on sales of common stock were used for general corporate purposes.


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


                       UNITED STATES ANTIMONY CORPORATION
                                  (Registrant)



By: /s/ John C. Lawrence                                      Date: May 15, 2009
    ---------------------------------------                         ------------
    John C. Lawrence, Director and President
    (Principal Executive, Financial and Accounting Officer)