Form 10-Q
period 2009-06-30
UNITED STATES ANTIMONY CORP
filed 2009-08-14
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _____________ to ____________

Commission file number 33-00215

UNITED STATES ANTIMONY CORPORATION

(Exact name of registrant as specified in its charter)

Montana	81-0305822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 643, Thompson Falls, Montana	59873
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (406) 827-3523

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ YES    ☐ NO

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.  ☐ YES    ☒ NO

At May 15, 2009 the registrant had outstanding 50,843,535 shares of par value $0.01 common stock.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED JUNE 30, 2009

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	1-7

Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	8-12

Item 3:	Quantitative and Qualitative Disclosure about Market Risk	12

Item 4:	Controls and Procedures	12-13

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	14

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3:	Defaults upon Senior Securities	14

Item 4:	Submission of Matters to a Vote of Security Holders	14

Item 5:	Other Information	14

Item 6:	Exhibits and Reports on Form 8-K	14

SIGNATURE		15

CERTIFICATIONS		16-17

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$92,900	$53,848
Accounts receivable, less allowance for doubtful accounts of $7,872 and $10,000, respectively	96,366	66,761
Inventories	145,650	109,217
Total current assets	334,916	229,826

Properties, plants and equipment, net	3,076,933	2,960,624
Restricted cash for reclamation bonds	73,179	80,664
Total assets	$3,485,028	$3,271,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$31,643	$20,282
Accounts payable	568,568	655,381
Accrued payroll and payroll taxes	67,143	53,080
Other accrued liabilities	38,318	57,695
Deferred revenue	65,000	65,441
Accrued interest payable	26,703	26,348
Payable to related parties	7,252	232,752
Long-term debt, current	90,559	114,596
Convertible note payable to a related party	—	100,000
Total current liabilities	895,186	1,325,575

Long-term debt, noncurrent	49,522	54,541
Accrued reclamation and remediation costs, noncurrent	107,500	107,500
Total liabilities	1,052,208	1,487,616

Commitments and contingencies (Note 3)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: no shares issued and outstanding	—	—
Series B: 750,000 shares issued and outstanding
(liquidation preference $847,500)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference and cumulative dividends of $4,549,838)	17,509	17,509
Common stock, $0.01 par vaue, 60,000,000 shares authorized;
50,843,535 and 45,868,535 shares issued and outstanding, respectively	508,435	458,688
Stock subscriptions receivable	(157,824)	(83,333)
Additional paid-in capital	22,965,932	22,015,681
Accumulated deficit	(20,910,511)	(20,634,326)
Total stockholders' equity	2,432,820	1,783,498
Total liabilities and stockholders' equity	$3,485,028	$3,271,114

The accompanying notes are an integral part of the financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Antimony Division
Revenues	$581,208	$999,289	$1,055,944	$2,113,031
Cost of sales:
Production costs	384,354	793,505	742,339	1,618,233
Depreciation	6,440	4,144	12,881	7,630
Freight and delivery	28,488	46,759	56,552	112,544
General and administrative	21,546	8,727	40,301	30,259
Direct sales expense	11,250	11,250	22,500	22,500
Total cost of sales	452,078	864,385	874,573	1,791,166
Gross profit - antimony	129,130	134,904	181,371	321,865

Zeolite Division
Revenues	347,783	415,362	668,500	729,014
Cost of sales:
Production costs	180,508	261,861	378,606	528,184
Depreciation	50,107	47,609	99,704	93,808
Freight and delivery	14,307	33,980	39,246	53,203
General and administrative	24,545	42,714	76,452	80,138
Royalties	46,157	52,675	90,238	92,797
Direct sales expense	16,523	17,161	35,747	37,461
Total cost of sales	332,147	456,000	719,993	885,591
Gross profit (loss) - zeolite	15,636	(40,638)	(51,493)	(156,577)

Total revenues - combined	928,991	1,414,651	1,724,444	2,842,045
Total cost of sales - combined	784,225	1,320,385	1,594,566	2,676,757
Gross profit (loss) - combined	144,766	94,266	129,878	165,288

Other operating (income) expenses:
Corporate general and administrative	80,037	63,351	208,498	191,029
Exploration expense	73,684	93,918	148,622	177,674
Expired exclusivity contract	—	(800,000)	—	(800,000)
Gain on sale of properties, plants and equipment	—	—	—	(41,268)
Other operating (icome) expenses	153,721	(642,731)	357,120	(472,565)
Income (loss) from operations	(8,955)	736,997	(227,242)	637,853

Other (income) expenses:
Interest (income) expense, net	(3)	6,776	5,091	14,622
Factoring expense	28,189	28,991	43,852	63,194
Other expenses	28,186	35,767	48,943	77,816

Net income (loss)	$(37,141)	$701,230	$(276,185)	$560,037

Net income (loss) per share of common stock:
Basic	$(0.00)	$0.02	$(0.01)	$0.01
Diluted	$(0.00)	$0.01	$(0.01)	$0.01

Weighted average shares outstanding:
Basic	46,595,843	42,887,238	42,923,306	42,766,528
Diluted	46,595,843	46,772,306	42,923,306	46,667,221

The accompanying notes are an integral part of the financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30, 2009	June 30, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(276,185)	$560,037
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation expense	112,585	101,438
Gain on sale of properties, plants and equipment	—	(41,268)
Gain on expiration of exclusivity agreement	—	(800,000)
Share-based compensation	39,000	—
Change in:
Accounts receivable, net	(29,605)	117,024
Inventories	(36,433)	18,503
Accounts payable	(146,378)	(42,147)
Accrued payroll and payroll taxes	14,063	19,907
Other accrued liabilities	(19,377)	3,275
Deferred revenue	(441)	(43,398)
Accrued interest payable	355	2,498
Payable to related parties	(25,500)	(11,150)
Net cash used by operating activities	(367,916)	(115,281)

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(169,329)	(150,595)
Proceeds from sale of properties, plants and equipment	—	41,268
Restricted cash for reclamation bonds	7,485	(14,450)
Net cash used by investing activities	(161,844)	(123,777)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of commissions	574,998	199,000
Proceeds from long-term debt		6,081
Principal payments of long-term debt	(29,056)	(11,719)
Payments received on stock subscription agreements	11,509	—
Change in checks issued and payable	11,361	(23,271)
Net cash provided by financing activities	568,812	170,091

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,052	(68,967)

Cash and cash equivalents at beginning of period	53,848	81,747
Cash and cash equivalents at end of period	$92,900	$12,780

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Warrants exercised for forgiveness of payable and interest to related party	$200,000	$—
Stock issued for conversion of convertible note payable to related party	100,000	—
Properties, plants and equipment acquired with A/P	59,566	28,616
Properties, plants & equipment acquired with long-term debt	—	56,772

The accompanying notes are an integral part of the financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.             Basis of Presentation and Changes in Accounting Policies:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.  Certain consolidated financial statement amounts for the six month period ended June 30, 2008 have been reclassified to conform to the 2009 presentation.  These reclassifications had no effect on the net income or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business.  At June 30, 2009, the Company had negative working capital of approximately $560,000 and an accumulated deficit of approximately $20.9 million.  These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern.  The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.  The Company’s management is confident, however, given recent increases in pricing, the expectation of acquiring new customers, and continued reduction in capital spending, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

Fair Value Measures

SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 prioritizes the inputs into three levels that may be used to measure fair value:

•	Level 1: Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

•
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

•	Level 3: Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

PART I - FINANCIAL INFORMATION, CONTINUED:

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

2.             Earnings (Loss) Per Common Share:

Basic earnings per share is arrived at by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  At June 30, 2009 common stock equivalents, including warrants to purchase the Company’s common stock are excluded from the calculations when their effect is antidilutive. For the six months ended June 30, 2009, no common stock equivalents are included as diluted weighted average shares.

3.             Commitments and Contingencies:

The Company’s management believes that USAC is currently in substantial compliance with environmental regulatory requirements and that its accrued environmental reclamation and remediation costs are representative of management’s estimate of costs required to fulfill its reclamation and remediation obligations.  Such costs are accrued at the time the expenditure becomes probable and the costs can reasonably be estimated.  The Company recognizes, however, that in some cases future environmental expenditures cannot be reliably determined due to the uncertainty of specific remediation methods, conflicts between regulating agencies relating to remediation methods and environmental law interpretations, and changes in environmental laws and regulations.  Any changes to the Company’s reclamation plans as a result of these factors could have an adverse effect on the Company’s operations.  The range of possible losses in excess of the amounts accrued cannot be reasonably estimated at this time.

At June 30, 2009 the Company accrued $50,802 for penalties assessed at the Bear River Zeolite facility.  The Company is currently trying to eliminate the penalty through an appeals process.

4.             Concentrations of Risk

During the quarters ended June 30, 2009 and 2008, approximately 37% and 68%, respectively, of the Company's antimony revenues were generated by sales to one customer.  The loss of the Company’s “key” customer could adversely affect its business.

5.             Related Party Transactions

During the second quarter of 2009, the Company paid $28,000 to a director of the Company for development of Mexican mill sites.

In the six month period ended June 30, 2009, the Company’s Principal Executive Officer exercised his conversion rights under the Unsecured Convertible Note Payable owed him at a conversion price of $0.20 per share, and was issued 500,000 shares of common stock.

During the six month period ended June 30, 2009, the Company’s Principal Executive Officer exercised a stock purchase warrant held for $0.20 per share and was issued 1,000,000 shares of common stock. The warrant was exercised using interest and accounts payable formerly owed to him.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6.              Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest expense is not allocated to the segments.  Selected information with respect to segments is as follows:

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Capital expenditures:
Antimony
United States	$—	$—	$—	$—
Mexico	164,571	103,642	206,999	111,201
Subtotal Antimony	164,571	103,642	206,999	111,201
Zeolite	7,127	77,003	21,896	124,781
	$171,698	$180,645	$228,895	$235,982

	As of June 30, 2009	As of December 31, 2008
Properties, plants and equipment, net:
Antimony
United States	$81,255	$94,137
Mexico	1,338,052	1,131,053
Subtotal Antimony	1,419,307	1,225,190
Zeolite	1,657,626	1,735,434
	$3,076,933	$2,960,624

Inventory:
Antimony
United States	$101,719	$56,432
Mexico	—	—
Subtotal Antimony	101,719	56,432
Zeolite	43,931	52,785
	$145,650	$109,217

Total Assets:
Antimony
United States	$279,538	$266,746
Mexico	1,774,538	1,131,053
Subtotal Antimony	2,054,076	1,397,799
Zeolite	1,338,052	1,818,867
Corporate	92,900	54,448
	$3,485,028	$3,271,114

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

7.             Adoption of New Accounting Principles

On January 1, 2009, the Company adopted FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of FASB Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). For purposes of applying the FSP, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability in SFAS 159. This FSP deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company had previously adopted SFAS No. 157 on January 1, 2008.  The adoption of FAS 157-2 did not have a material effect on the Company.

On January 1, 2009, the Company adopted FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of this statement did not have a material effect on the Company’s financial statements.

On January 1, 2009, the Company adopted SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  The adoption of these statements did not have a material effect on the Company’s financial statements.

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The adoption of this statement did not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It was effective November 15, 2008, following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement did not have a material effect on the Company’s financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.  Management’s Discussion and Analysis of Results of Operations and FinancialCondition

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

Results of Operations

For the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008.

The Company’s operations resulted in a net loss of $37,141 for the three-month period ended June 30, 2009, compared with net income of $701,230 for the same period ended June 30, 2008.  The difference in income for the second quarter of 2009 compared to the similar period of 2008 is primarily due to a one-time increase in revenues in 2008 due to a gain of $800,000 from an expired exclusivity contract.

Antimony Division:

Total revenues from antimony product sales for the second quarter of 2009 were $581,208 compared with $999,289 for the comparable quarter of 2008, a decrease of $418,081.  During the three-month period ended June 30, 2009, 37% of the Company's revenues from antimony product sales were from sales to one customer.  Sales of antimony products during the second quarter of 2009 consisted of 278,870 pounds at an average sale price of $2.08 per pound.  During the second quarter of 2008, sales of antimony products consisted of 366,383 pounds at an average sale price of $2.73 per pound.  The significant decrease in both dollars and pounds of antimony sold is primarily due to an inadequate supply of raw materials available for production.

The cost of antimony production was $384,354, or $1.38 per pound sold during the second quarter of 2009 compared to $793,505 or $2.17 per pound sold during the second quarter of 2008.  The decrease in cost per pound is primarily due to a renegotiated raw material supply agreement.

Antimony depreciation for the second quarter of 2009 was $6,440 compared to $4,144 for the second quarter of 2008. The increase in depreciation is due to depreciation of equipment purchased during the year.

Antimony freight and delivery expense for the second quarter of 2009 was $28,488 compared to $46,759 during the second quarter of 2008.  The decrease in freight and delivery expense is primarily due to a decrease in the amount of freight delivered.

General and administrative expenses in the antimony division were $21,546 during the second quarter of 2009 compared to $8,727 during the same quarter in 2008.  The increase is due to an increase in travel fees for Mexico and insurance expenses.

Antimony sales expenses were $11,250 for the second quarter of 2009 and the same for the second quarter in 2008.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.   Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued

Zeolite Division:

Total revenue from sales of zeolite products during the second quarter of 2009 were $347,783 at an average sales price of $129.82 per ton, compared with the same quarter sales in 2008 of $415,362 at an average sales price of $129.64 per ton.

The cost of zeolite production was $180,508, or $67.38 per ton sold, for the second quarter of 2009 compared to $261,861, or $81.73 per ton sold, during the second quarter of 2008.  The decrease was due to decreased labor expense during the second quarter of 2009 compared to the second quarter of 2008.

Zeolite depreciation for the second quarter of 2009 was $50,107 compared to $47,609 for the second quarter of 2008.

Zeolite freight and delivery for the second quarter of 2009 was $14,307 compared to $33,980 for the second quarter of 2008.  The decrease is due to a decrease in freight expense due to a program of having customers pay their own freight.

During the second quarter of 2009, the Company incurred costs totaling $24,545 associated with general and administrative expenses at Bear River Zeolite Company, compared to $42,714 of such expenses in the comparable quarter of 2008.  The decrease is primarily due to a decrease in insurance and travel expenses.

Zeolite royalties expenses were $46,157 during the second quarter of 2009 compared to $52,675 during the second quarter of 2008.  The decrease is due to a decrease in tons of zeolite sold during the second quarter of 2009.

Zeolite sales expenses were $16,523 during the second quarter of 2009 compared to $17,161 during the second quarter of 2008.  The decrease is caused by lower costs related to the direct selling expenses.

Administrative Operations

General and administrative expenses for the corporation were $80,037 during the second quarter of 2009 compared to $63,351 for the same quarter in 2008. The increase is due to increased office labor, telephone, and other miscellaneous expenses.

Exploration expense for the second quarter of 2009 was 73,684, a decrease of $20,234 from the quarter ended June 30, 2008.  The decrease is primarily due to decreases in Mexico antimony exploration.

Interest income of $3 was earned during the second quarter of 2009 compared to $6,776 expensed during the second quarter of 2008.  The increase in income is due to the conversion of a significant loan balance to common stock between periods and higher earnings on interest-bearing accounts.

Accounts receivable factoring expense was $28,189 during the second quarter of 2009 compared to $28,991 during the second quarter of 2008.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.   Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued

 For the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008.

The Company’s operations resulted in a net loss of $276,185 for the six month period ended June 30, 2009, compared with net income of $560,037 for the same period ended June 30, 2008.  The decrease in income of $836,222 for the first six months of 2009 compared to the similar period of 2008 is primarily due to the recognition of revenue related to an expired exclusivity contract in 2008.

Antimony Division:

Total revenues from antimony product sales for the first six months of 2009 were $1,055,944 compared with $2,113,031 for the first six months of 2008, a decrease of $1,057,087.  During the six month period ended June 30, 2009, 20% of the Company's revenues from antimony product sales were from sales to one customer.  Sales of antimony products during the first six months of 2009 consisted of 498,282 pounds at an average sale price of $2.12 per pound.  During the first six months of 2008, sales of antimony products consisted of 808,393 pounds at an average sale price of $2.61 per pound. The decrease in sales was due to a lack of raw materials and lower prices.

The cost of antimony production was $742,339, or $1.49 per pound sold during the first six months of 2009 compared to $1,618,233 or $2.00 per pound sold during the first six months of 2008.  The decrease in price per pound is primarily due to a renegotiated supply agreement.

Antimony depreciation for the first six months of 2009 was $12,881 which was comparable to $7,630 for the first six months of 2008.

Antimony freight and delivery expense for the first six months of 2009 was $56,552 compared to $112,544 during the first six months of 2008.  The decrease in freight and delivery expense is primarily due to decreased production of antimony during 2009.

General and administrative expenses in the antimony division were $40,301 during the first six months of 2009 compared to $30,259 during the same period in 2008.  The increase is due to an increase in property tax expense, travel fees for Mexico and insurance expense.

Antimony sales expenses were $22,500 for the first six months of 2009 and 2008.

Zeolite Division:

Total revenue from sales of zeolite products during the first six months of 2009 were $668,500 at an average sales price of $127.89 per ton compared with the same period’s sales in 2008 of $729,014 at an average sales price of $127.21 per ton.  The decrease in revenue for the first six months of 2009 compared to the first six months of 2008 was due to a decrease in tons sold during the first six months of 2009.

The cost of zeolite production was $378,606, or $72.43 per ton sold, for the first six months of 2009 compared to $528,184, or $92.16 per ton sold, during the first six months of 2008.  The decrease was principally due to new management.

Zeolite depreciation for the first six months of 2009 was $99,704 compared to $93,808 for the first six months of 2008.  The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.  Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued

Zeolite freight and delivery for the first six months of 2009 was $39,246 compared to $53,203 for the first six months of 2008.  The decrease is due to decreased fuel costs for freight delivery.

During the first six months of 2009, the Company incurred costs totaling $76,452 associated with general and administrative expenses at Bear River Zeolite Company, compared to $80,138 of such expenses in the comparable period of 2008.  The decrease was due to a decrease in travel expenses and finance charges which offset increases in fine and penalty expenses.

Zeolite royalties expenses were $90,238 during the first six months of 2009 compared to $92,797 during the first six months of 2008.

Zeolite sales expenses were $35,747 during the first six months of 2009 compared to $37,461 during the first six months of 2008.

Administrative Operations

General and administrative expenses for the corporation were $208,498 during the first six months of 2009 compared to $191,029 for the first six months of 2008.  The increase is primarily due to increased director compensation and accounting expenses which were partially offset by decreased office labor and other expenses.

Exploration expense decreased by $29,052 for the six months ended June 30, 2009 because of decreased exploration in Mexico, and a shift to actual antimony production.

The Company recognized the entire $800,000 of deferred revenue related to an expired exclusivity contract for zeolite in the first half of 2008.

The company sold certain mining claims during the first six months of 2008 that resulted in a gain on sale of property of $41,268 during the first six months of 2008. No mining claims were sold during the first six months of 2009.

Interest expense of $5,091 was incurred during the first six months of 2009 compared to $14,622 during the first six months of 2008.  The decrease in interest resulted from increased interest income and lower outstanding debt principle balances.

Accounts receivable factoring expense was $43,852 during the first six months of 2009 compared to $63,194 during the first six months of 2008.  The decrease is primarily due to fewer receivables factored in 2009.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.   Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued

Financial Condition and Liquidity

At June 30, 2009, Company assets totaled $3,485,028 and total stockholders’ equity was $2,432,820. Total stockholders’ equity increased $649,322 from December 31, 2008, primarily because of sales of common stock and conversion of debt to common stock, offset by net losses incurred. At June 30, 2009, the Company’s total current liabilities exceeded its total current assets by $560,270. To continue as a going concern, the Company must generate profits from its antimony and zeolite sales and/or acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such results.  The Company’s management is confident, however, given recent increases in pricing, the expectation of acquiring new customers, and continued reduction in capital spending, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

Cash used by operating activities during the first six months of 2009 was $367,916, and resulted primarily from operating losses.

Cash used by investing activities during the first six months of 2009 was $161,844 and primarily related to the purchase of property, plant and equipment in Mexico for anticipated operations.

Net cash provided by financing activities was $568,812 during the first six months of 2009 and was primarily generated from proceeds from the sale of common stock and exercise of warrants.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk.

Not applicable for small reporting company.

ITEM 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.

Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2009. These material weaknesses are as follows:

•	The Company does not have either internally or on its Board of Directors the expertise to produce financial statements to be filed with the SEC.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 4.  Controls and Procedures, continued

•
The Company lacks proper segregation of duties. As with any company the size of ours, this lack of segregation of duties is due to limited resources. The president authorizes the majority of the expenditures and signs checks.

•	The Company lacks accounting personnel with sufficient skills and experience to ensure proper accounting for complex, non-routine transactions.

•	During its year end audit, our independent registered accountants discovered material misstatements in our financial statements that required audit adjustments.

MANAGEMENT'S REMEDIATION INITIATIVES

We are aware of these material weaknesses and plan to put procedures in place to ensure that independent review of material transactions is performed. In addition, we plan to consult with independent experts when complex transactions are entered into.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have been no changes during the quarter ended June 30, 2009 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.                  LEGAL PROCEEDINGS

None

Item 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2009, the Company sold shares of its restricted common stock directly and through the exercise of outstanding stock purchase warrants as follows: 2,900,000 shares for $0.20 per share ($580,000) and 250,000 shares for $0.30 per share ($75,000).  Common stock sold is restricted as defined under Rule 144.  In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.  Proceeds received on sales of common stock were used for general corporate purposes.

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

UNITED STATES ANTIMONY CORPORATION (Registrant)

Date: August 14, 2009	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President
(Principal Executive, Financial and Accounting Officer)