Form 10-Q
period 2009-09-30
UNITED STATES ANTIMONY CORP
filed 2009-11-13
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

At November 16, 2009 the registrant had outstanding 51,687,091 shares of par value $0.01 common stock.

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
ENDED SEPTEMBER 30, 2009

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$23,422	$53,848
Accounts receivable, less allowance
for doubtful accounts of $7,872 and $10,000, respectively	240,529	66,761
Inventories	127,993	109,217
Total current assets	391,944	229,826

Properties, plants and equipment, net	3,173,811	2,960,624
Restricted cash for reclamation bonds	73,199	80,664
Total assets	$3,638,954	$3,271,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued and payable	$38,863	$20,282
Accounts payable	529,753	655,381
Accrued payroll and payroll taxes	69,309	53,080
Other accrued liabilities	41,264	57,695
Deferred revenue	148,612	65,441
Accrued interest payable	27,354	26,348
Payable to related parties	11,664	232,752
Long-term debt, current	79,098	114,596
Convertible note payable to a related party	—	100,000
Total current liabilities	945,917	1,325,575

Long-term debt, noncurrent	60,501	54,541
Accrued reclamation and remediation costs, noncurrent	107,500	107,500
Total liabilities	1,113,918	1,487,616

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: no shares issued and outstanding	—	—
Series B: 750,000 shares issued and outstanding
(liquidation preference $855,000)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference and cumulative dividends of $4,590,987)	17,509	17,509
Common stock, $0.01 par vaue, 60,000,000 shares authorized;
51,334,091 and 45,868,535 shares issued and outstanding, respectively	513,340	458,688
Stock subscriptions receivable	(156,000)	(83,333)
Additional paid-in capital	23,101,137	22,015,681
Accumulated deficit	(20,960,229)	(20,634,326)
Total stockholders’ equity	2,525,036	1,783,498
Total liabilities and stockholders’ equity	$3,638,954	$3,271,114

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Antimony Division
Revenues	$801,601	$875,987	$1,857,545	$2,989,018
Cost of sales:
Production costs	547,402	717,159	1,289,741	2,335,392
Depreciation	27,965	14,473	40,846	22,103
Freight and delivery	30,599	46,342	87,151	158,886
General and administrative	20,658	9,631	60,959	39,890
Direct sales expense	11,250	11,250	33,750	33,750
Total cost of sales	637,874	798,855	1,512,447	2,590,021
Gross profit - antimony	163,727	77,132	345,098	398,997

Zeolite Division
Revenues	411,369	553,864	1,079,869	1,282,878
Cost of sales:
Production costs	213,344	299,148	591,950	827,332
Depreciation	50,262	45,982	149,966	139,790
Freight and delivery	12,601	44,766	51,847	97,969
General and administrative	39,473	45,376	115,925	125,514
Royalties	53,208	70,752	143,446	163,549
Direct sales expense	17,476	19,067	53,223	56,528
Total cost of sales	386,364	525,091	1,106,357	1,410,682
Gross profit (loss) - zeolite	25,005	28,773	(26,488)	(127,804)

Total revenues - combined	1,212,970	1,429,851	2,937,414	4,271,896
Total cost of sales - combined	1,024,238	1,323,946	2,618,804	4,000,703
Gross profit - combined	188,732	105,905	318,610	271,193

Other operating (income) expenses:
Corporate general and administrative	101,049	71,735	309,547	262,764
Exploration expense	117,631	100,631	266,253	278,305
Expired exclusivity contract	—	—	—	(800,000)
Gain on sale of properties, plants and equipment	—	(25,000)	—	(66,268)
Other operating (icome) expenses	218,680	147,366	575,800	(325,199)
Income (loss) from operations	(29,948)	(41,461)	(257,190)	596,392

Other (income) expenses:
Interest (income) expense, net	892	4,792	5,983	19,415
Factoring expense	18,878	28,527	62,730	91,721
Other expenses	19,770	33,319	68,713	111,136

Net income (loss)	$(49,718)	$(74,780)	$(325,903)	$485,256

Net income (loss) per share of
common stock:
Basic and diluted	$ NIL	$ NIL	$(0.01)	$0.011

Weighted average shares outstanding:
Basic	51,061,186	43,233,454	49,340,637	42,923,306
Diluted	51,561,186	45,561,787	49,840,637	46,033,307
Diluted	46,595,843	42,645,817	46,033,307	41,021,940

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	For the nine months ended
	September 30, 2009	September 30, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(325,903)	$485,256
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation expense	190,812	161,893
Gain on sale of properties, plants and equipment	—	(66,268)
Gain on expiration of exclusivity agreement	—	(800,000)
Share-based compensation	39,000	—
Change in:
Accounts receivable, net	(173,768)	60,383
Inventories	(18,776)	67,207
Accounts payable	(198,298)	(43,786)
Accrued payroll and payroll taxes	16,229	(4,625)
Other accrued liabilities	(16,431)	6,394
Deferred revenue	83,171	(56,481)
Accrued interest payable	1,006	3,001
Payable to related parties	(21,088)	(19,617)
Net cash used by operating activities	(424,046)	(206,643)

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(312,329)	(216,396)
Proceeds from sale of properties, plants and equipment	—	66,268
Restricted cash for reclamation bonds	7,465	(14,474)
Net cash used by investing activities	(304,864)	(164,602)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of commissions	715,108	324,001
Proceeds from long-term debt	—	6,437
Principal payments of long-term debt	(48,538)	(19,410)
Payments received on stock subscription agreements	13,333	—
Change in checks issued and payable	18,581	(17,870)
Net cash provided by financing activities	698,484	293,158

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,426)	(78,087)

Cash and cash equivalents at beginning of period	53,848	81,747
Cash and cash equivalents at end of period	$23,422	$3,660

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Warrants exercised for forgiveness of payable to related party	$200,000	$—
Stock issued for conversion of convertible note payable to related party	100,000	—
Stock issued for subscription receivable	86,000	—
Properties, plants and equipment acquired with A/P	72,670	36,091
Properties, plants & equipment acquired with long-term debt	19,000	76,788

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.       Basis of Presentation and Changes in Accounting Policies:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.  Certain consolidated financial statement amounts for the nine month period ended September 30, 2008 have been reclassified to conform to the 2009 presentation.  These reclassifications had no effect on the net income or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (ASC) on July 1, 2009, which is effective for reporting periods ending on or after September 15, 2009. The ASC changed the way that U. S. generally accepted accounting principles (U.S. GAAP) are referenced by reorganizing the thousands of individual pronouncements that comprised U.S. GAAP into 90 accounting topics utilizing a consistent structure for each topic. The ASC does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company must now refer to topics in the ASC rather than to Statements of Financial Accounting Standards or other accounting pronouncements. Any references to U.S. GAAP in this report have been updated to reflect the guidance in the ASC

The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business.  At September 30, 2009, the Company had negative working capital of approximately $554,000 and an accumulated deficit of approximately $21 million.  These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern.  The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.  The Company’s management is confident, however, given recent increases in pricing, the expectation of acquiring new customers, and continued reduction in capital spending, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

Our financial assets and liabilities consist principally of items measured using Level 1 inputs including cash, accounts receivable, accounts payable and accrued liabilities, and debt. Other non-financial assets, including mining claims and accrued remediation are measured using Level 3 inputs. The recorded values of our assets and liabilities approximate their current fair values using Level 1 or Level 3 inputs at September 30, 2009.

2.       Earnings (Loss) Per Common Share:

Basic earnings per share is arrived at by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  At September 30, 2009 common stock equivalents, including warrants to purchase the Company’s common stock are excluded from the calculations since their effect is antidilutive.

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

At September 30, 2009 the Company accrued $40,802 for penalties assessed at the Bear River Zeolite facility.  The Company is currently trying to eliminate the penalty through an appeals process.

4.     Concentrations of Risk

During the quarters ended September 30, 2009 and 2008, approximately 50% and 72%, respectively, of the Company’s antimony revenues were generated by sales to one customer.  The loss of the Company’s “key” customer could adversely affect its business.

5.     Related Party Transactions

During the second quarter of 2009, the Company paid $28,000 to a director of the Company for development of Mexican mill sites.

In the nine month period ended September 30, 2009, the Company’s Principal Executive Officer exercised his conversion rights under the Unsecured Convertible Note Payable owed him at a conversion price of $0.20 per share, and was issued 500,000 shares of common stock.

During the nine month period ended September 30, 2009, the Company’s Principal Executive Officer exercised a stock purchase warrant held for $0.20 per share and was issued 1,000,000 shares of common stock. The warrant was exercised using accounts payable formerly owed to him.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6.       Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest expense is not allocated to the segments.  Selected information with respect to segments is as follows:
	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Capital expenditures:
Antimony
United States	$22,000	$25,000	$22,000	$34,515
Mexico	141,625	46,818	348,622	87,977
Subtotal Antimony	163,625	71,818	370,622	122,492
Zeolite	11,481	32,397	33,377	206,783
	$175,106	$104,215	$403,999	$329,275

	As of September 30, 2009	As of December 31, 2008
Properties, plants and equipment, net:
Antimony
United States	$73,987	$94,137
Mexico	1,480,980	1,131,053
Subtotal Antimony	1,554,967	1,225,190
Zeolite	1,618,844	1,735,434
	$3,173,811	$2,960,624

Inventory:
Antimony
United States	$54,077	$56,432
Mexico	—	—
Subtotal Antimony	54,077	56,432
Zeolite	73,916	52,785
	$127,993	$109,217

Total Assets:
Antimony
United States	$338,273	$266,746
Mexico	1,502,338	1,131,053
Subtotal Antimony	1,840,611	1,397,799
Zeolite	1,796,279	1,818,867
Corporate	2,064	54,448
	$3,638,954	$3,271,114

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

7.       Adoption of New Accounting Principles

On January 1, 2009, the Company adopted provisions of ASC 820-10-55, “Fair Value Measurements and Disclosure – Implementation”,  which delayed the effective date of ASC 820 for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). For purposes of applying the provisions, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability in ASC 825. These provisions deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of these provisions.  The Company had previously adopted ASC 820 on January 1, 2008.  The adoption of ASC 820-11-55 did not have a material effect on the Company.

On January 1, 2009, the Company adopted provisions of ASC 470-20, “Debt with Conversion and Other Options”. These provisions specify that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of these standards did not have a material effect on the Company’s financial statements.

On January 1, 2009, the Company adopted provisions of ASC 805, “Business Combinations”, and ASC 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements”. ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. ASC 810-10-65 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  The adoption of these standards did not have a material effect on the Company’s financial statements.

On January 1, 2009, the Company adopted provisions of ASC 815, “Derivatives and Hedging”. ASC 815 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The adoption of this standard did not have a material effect on the Company’s financial statements.

8.       Subsequent Events

We have evaluated all events subsequent to the balance sheet date of September 30, 2009 through the date of filing this Form 10-Q with the SEC on November 16, 2009.  We have determined that there are no subsequent events that require recognition or disclosure in these financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

This report contains both historical and prospective statements concerning the Company and its operations.  Prospective statements (known as “forward-looking statements”) may or may not prove true with the passage of time because of future risks and uncertainties.  The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

Results of Operations

For the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008.

The Company’s operations resulted in a net loss of $49,718 for the three-month period ended September 30, 2009, compared with net loss of $74,780 for the same period ended September 30, 2008.  The difference in income for the third quarter of 2009 compared to the similar period of 2008 is primarily due to a decrease in production costs relative to revenues. Both period’s losses are largely the result of expenses related to Mexican exploration.

Antimony Division:

Total revenues from antimony product sales for the third quarter of 2009 were $801,601 compared with $875,987 for the comparable quarter of 2008, a decrease of $74,386.  During the three-month period ended September 30, 2009, 50% of the Company’s revenues from antimony product sales were from sales to one customer.  Sales of antimony products during the third quarter of 2009 consisted of 343,074 pounds at an average sale price of $2.34 per pound.  During the third quarter of 2008, sales of antimony products consisted of 320,431 pounds at an average sale price of $2.73 per pound.  The decrease in antimony revenues is due to declining prices for the commodity and decreased raw material supplies.

The cost of antimony production was $547,402, or $1.60 per pound sold during the third quarter of 2009 compared to $717,159 or $2.24 per pound sold during the third quarter of 2008.  The decrease in cost per pound is primarily due to a renegotiated raw material supply agreement.

Antimony depreciation for the third quarter of 2009 was $27,965 compared to $14,473 for the third quarter of 2008. The increase in depreciation is due to the fact that many assets were placed in service in Mexico during the third quarter of 2009.

Antimony freight and delivery expense for the third quarter of 2009 was $30,599 compared to $46,342 during the third quarter of 2008.  The decrease in freight and delivery expense is primarily due to a decrease in the amount of freight delivered.

General and administrative expenses in the antimony division were $20,658 during the third quarter of 2009 compared to $9,631 during the same quarter in 2008.  The increase is due to an increase in travel fees for Mexico and insurance expenses.

Antimony sales expenses were $11,250 for the third quarter of 2009 and the same for the third quarter in 2008.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued

Zeolite Division:

Total revenue from sales of zeolite products during the third quarter of 2009 were $411,369 at an average sales price of $135.41 per ton, compared with the same quarter sales in 2008 of $553,864 at an average sales price of $142.45 per ton.

The cost of zeolite production was $213,344, or $70.23 per ton sold, for the third quarter of 2009 compared to $299,148, or $76.94 per ton sold, during the third quarter of 2008.  The decrease was due to decreased labor expense during the third quarter of 2009 compared to the third quarter of 2008.

Zeolite depreciation for the third quarter of 2009 was $50,262 compared to $45,982 for the third quarter of 2008.

Zeolite freight and delivery for the third quarter of 2009 was $12,601 compared to $44,766 for the third quarter of 2008.  The decrease is due to a decrease in freight expense due to a program of having customers pay their own freight.

During the third quarter of 2009, the Company incurred costs totaling $39,473 associated with general and administrative expenses at Bear River Zeolite Company, compared to $45,376 of such expenses in the comparable quarter of 2008.  The decrease is primarily due to a decrease in insurance and travel expenses.

Zeolite royalties expenses were $53,208 during the third quarter of 2009 compared to $70,752 during the third quarter of 2008.  The decrease is due to a decrease in tons of zeolite sold during the third quarter of 2009.

Zeolite sales expenses were $17,476 during the third quarter of 2009 compared to $19,067 during the third quarter of 2008.  The decrease is caused by lower costs related to the direct selling expenses.

Administrative Operations

General and administrative expenses for the corporation were $101,049 during the third quarter of 2009 compared to $71,735 for the same quarter in 2008. The increase is due to increased office labor, telephone, and other miscellaneous expenses.

Exploration expense for the third quarter of 2009 was $117,631, an increase of $17,000 from the quarter ended September 30, 2008.  The increase is primarily due to increasing Mexican antimony exploration.

Interest expense of $892 was incurred during the third quarter of 2009 compared to $4,792 expensed during the third quarter of 2008.  The decrease in expense is due to the conversion of a significant loan balance to common stock between periods and higher earnings on interest-bearing accounts.

Accounts receivable factoring expense was $18,878 during the third quarter of 2009 compared to $28,527 during the third quarter of 2008.  This decrease is due to the fact that fewer invoices are being factored.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

 For the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008.

The Company’s operations resulted in a net loss of $325,903 for the nine month period ended September 30, 2009, compared with net income of $485,256 for the same period ended September 30, 2008.  The decrease in income of $811,159 for the first nine months of 2009 compared to the similar period of 2008 is primarily due to the recognition of revenue related to an expired exclusivity contract in 2008. Mexican exploration costs were a major contributing factor to the 2009 loss.

Antimony Division:

Total revenues from antimony product sales for the first nine months of 2009 were $1,857,545 compared with $2,989,018 for the first nine months of 2008, a decrease of $1,131,473.  During the nine month period ended September 30, 2009, 43% of the Company’s revenues from antimony product sales were from sales to one customer.  Sales of antimony products during the first nine months of 2009 consisted of 841,154 pounds at an average sale price of $2.21 per pound.  During the first nine months of 2008, sales of antimony products consisted of 1,128,824 pounds at an average sale price of $2.65 per pound. The decrease in sales was due to a lack of raw materials and lower prices.

The cost of antimony production was $1,289,741, or $1.53 per pound sold during the first nine months of 2009 compared to $2,335,392 or $2.07 per pound sold during the first nine months of 2008.  The decrease in price per pound is primarily due to a renegotiated supply agreement.

Antimony depreciation for the first nine months of 2009 was $40,846 which was comparable to $22,103 for the first nine months of 2008. This increase is primarily due to the fact that many assets were placed in service in Mexico in 2009.

Antimony freight and delivery expense for the first nine months of 2009 was $87,151 compared to $158,886 during the first nine months of 2008.  The decrease in freight and delivery expense is primarily due to decreased production of antimony during 2009.

General and administrative expenses in the antimony division were $60,959 during the first nine months of 2009 compared to $39,890 during the same period in 2008.  The increase is due to an increase in property tax expense, travel fees for Mexico and insurance expense.

Antimony sales expenses were $33,750 for the first nine months of 2009 and 2008.

Zeolite Division:

Total revenue from sales of zeolite products during the first nine months of 2009 were $1,079,869 at an average sales price of $131.10 per ton compared with the same period’s sales in 2008 of $1,282,878 at an average sales price of $133.37 per ton.  The decrease in revenue for the first nine months of 2009 compared to the first nine months of 2008 was due to a decrease in tons sold during the first nine months of 2009.

The cost of zeolite production was $591,950, or $71.86 per ton sold, for the first nine months of 2009 compared to $827,332, or $86.01 per ton sold, during the first nine months of 2008.  The decrease was principally due to new management.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Zeolite depreciation for the first nine months of 2009 was $149,966 compared to $139,790 for the first nine months of 2008.  The increase in depreciation is due to the continued purchase of capital assets associated with zeolite production.

Zeolite freight and delivery for the first nine months of 2009 was $51,847 compared to $97,969 for the first nine months of 2008.  The decrease is due to decreased fuel costs for freight delivery.

During the first nine months of 2009, the Company incurred costs totaling $115,925 associated with general and administrative expenses at Bear River Zeolite Company, compared to $125,514 of such expenses in the comparable period of 2008.

Zeolite royalties expenses were $143,446 during the first nine months of 2009 compared to $163,549 during the first nine months of 2008.

Zeolite sales expenses were $53,223 during the first nine months of 2009 compared to $56,528 during the first nine months of 2008.

Administrative Operations

General and administrative expenses for the corporation were $309,547 during the first nine months of 2009 compared to $262,764 for the first nine months of 2008.  The increase is primarily due to increased accounting and telephone expenses and increased director compensation.

Exploration expense decreased by $12,052 for the nine months ended September 30, 2009 because of decreased exploration in Mexico.

The Company recognized the entire $800,000 of deferred revenue related to an expired exclusivity contract for zeolite in the first half of 2008.

The company sold certain mining claims during the first nine months of 2008 that resulted in a gain on sale of property of $66,268 during the first nine months of 2008. No mining claims were sold during the first nine months of 2009.

Interest expense of $5,983 was incurred during the first nine months of 2009 compared to $19,415 during the first nine months of 2008.  The decrease in interest resulted from increased interest income and lower outstanding debt principle balances.

Accounts receivable factoring expense was $62,730 during the first nine months of 2009 compared to $91,721 during the first nine months of 2008.  The decrease is primarily due to fewer receivables factored in 2009.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Financial Condition and Liquidity

At September 30, 2009, Company assets totaled $3,638,954 and total stockholders’ equity was $2,525,036. Total stockholders’ equity increased $741,538 from December 31, 2008, primarily because of sales of common stock and conversion of debt to common stock, offset by net losses incurred. At September 30, 2009, the Company’s total current liabilities exceeded its total current assets by $553,973. To continue as a going concern, the Company must generate profits from its antimony and zeolite sales and/or acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such results.  The Company’s management is confident, however, given recent increases in pricing, the expectation of acquiring new customers, and continued reduction in capital spending, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

Cash used by operating activities during the first nine months of 2009 was $424,046, and resulted primarily from operating losses.

Cash used by investing activities during the first nine months of 2009 was $304,864 and primarily related to the purchase of property, plant and equipment in Mexico.

Net cash provided by financing activities was $698,484 during the first nine months of 2009 and was primarily generated from proceeds from the sale of common stock and exercise of warrants.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk.

Not applicable for small reporting company.

ITEM 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.

Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of September 30, 2009. These material weaknesses are as follows:

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

MANAGEMENT’S REMEDIATION INITIATIVES

We are aware of these material weaknesses and plan to put procedures in place to ensure that independent review of material transactions is performed. In addition, we plan to consult with independent experts when complex transactions are entered into.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have been no changes during the quarter ended September 30, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

None

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2009, the Company sold shares of its restricted common stock directly and through the exercise of outstanding stock purchase warrants as follows: 70,556 shares for $0.20 per share ($14,111) and 420,000 shares for $0.30 per share ($126,000).  Common stock sold is restricted as defined under Rule 144.  In management’s opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.  Proceeds received on sales of common stock were used for general corporate purposes.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By: /s/ John C. Lawrence John C. Lawrence, Director and President (Principal Executive, Financial and Accounting Officer)	Date: November 13, 2009