Form 10-K
period 2009-12-31
UNITED STATES ANTIMONY CORP
filed 2010-03-30
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period	to

Commission file number 33-00215

UNITED STATES ANTIMONY CORPORATION
(Exact name of registrant as specified in its charter)

Montana	81-0305822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 643, Thompson Falls, Montana	59873
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (406) 827-3523

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

Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $10,298,200 as of June 30, 2009.

At March 29, 2010, the registrant had 53,538,772 outstanding shares of par value $0.01 common stock.

TABLE OF CONTENTS
PART I

ITEM 1.	DESCRIPTION OF BUSINESS	3
	General	3
	History	3
	Overview-2009	3
	Antimony Division	3
	Zeolite Division	5
	Environmental Matters	5
	Employees	7
	Other	7

ITEM 1A.	RISK FACTORS	7

ITEM 1B.	UNRESOLVED STAFF COMMENTS	8

ITEM 2.	DESCRIPTION OF PROPERTIES	8
	Antimony Division	8
	Zeolite Division	8

ITEM 3.	LEGAL PROCEEDINGS	8

ITEM 4.	(REMOVED AND RESERVED)	8

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	8

ITEM 6.	SELECTED FINANCIAL DATA	9

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	9

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 8.	FINANCIAL STATEMENTS	11

ITEM 9(T).	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	11

ITEM 9A	CONTROLS AND PROCEDURES	11

ITEM 9B	OTHER INFORMATION	12

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	12

ITEM 11.	EXECUTIVE COMPENSATION	14

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	14

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	15

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	15

PART IV

ITEM 15.	EXHIBITS AND REPORTS ON FORM 8-K	16

SIGNATURES		20

CERTIFICATIONS		21

FINANCIAL STATEMENTS		F1-F21

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

Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words.  You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

History

United States Antimony Corporation (“USAC”) was incorporated in Montana in January 1970 to mine and produce antimony products.  In December 1983, we suspended antimony mining operations but continued to produce antimony products from domestic and foreign sources. In April 1998 we formed United States Antimony SA de CV (“USAMSA”) to min and smelt antimony in Mexico.  Bear River Zeolite Company (“BRZ”) was incorporated in 2000, and it mined and produces zeolite in southeastern Idaho.  On August 19, 2005, USAC formed Antimonio de Mexico, S. A. de C. V. to explore and develop antimony and silver deposits in Mexico. Our principal business is the production and sale of antimony and zeolite products.

Overview-2009

Antimony Sales

During 2009, sales of our antimony products decreased approximately 31% from that of 2008.  The profitability of the Antimony Division increased from $442,848 in 2008 to $505,582 in 2009.

Zeolite Sales

During 2009, sales of zeolite decreased 2% in 2009 from 2008 and the Zeolite Division and the gross profit increased from a $185,981 loss in 2008 to a profit of $16,882 in 2009.

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

We currently own 100% of the common stock, equipment, and the lease on real property of United States Antimony, Mexico S.A. de C.V. ("USAMSA"), which was formed in April 1998.  This plant is currently ready to begin production.

The San Miguel mine is located in the State of Queretaro, Mexico. The mine began operations in 2009 using equipment shipped from Montana.  We currently own 100% of the stock in Antimonia de Mexico SA de CV (AM) which owns the San Miguel Mine.

In our existing operations in Montana, from antimony raw materials we produce antimony oxide products of different particle size using proprietary furnace technology, several grades of sodium antimonate using hydro metallurgical techniques, and antimony metal.  Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper.  Antimony oxide is also used as a color fastener in paint, as a catalyst for production of polyester resins for fibers and film, as a phosphorescent agent in fluorescent light bulbs and as an opacifier for porcelains.  Sodium antimonate is primarily used as a fining agent (degasser) for glass in cathode ray tubes used in television picture tubes and as a flame retardant.  We also sell antimony metal for use in bearings, storage batteries and ordnance.

We estimate (but have not independently confirmed) that our present share of the domestic market for antimony oxide products is approximately 2-2.5%.  We are the only significant U.S. producer of antimony products.  The balance of domestic sales is foreign imports (primarily from China).

For the year ended December 31, 2009, we sold 1,103,824 pounds of antimony products generating $2,611,207 in revenues which is a decrease of 30%.  During 2008, we sold 1,362,598 pounds of antimony products generating $3,705,240.  During 2009 and 2008, approximately 40% and 65%, respectively, of our antimony sales were made to one customer.

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

Year	Average Price
2009	$2.28
2008	2.88
2007	2.52
2006	2.28
2005	1.73
2004	1.32
2003	1.21
2002	0.88
2001	0.58
2000	0.67

The range of sales prices for antimony oxide per pound was as follows for the periods indicated:

Year	High	Low	Average Price
2009	$5.89	$1.78	$2.37
2008	7.50	2.35	2.72
2007	5.45	2.23	2.52
2006	5.14	1.76	2.28
2005	5.45	1.36	1.58
2004	5.45	0.95	1.48
2003	5.45	1.01	1.27
2002	5.25	0.71	0.99
2001	5.99	0.66	0.93
2000	5.88	0.65	0.99

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

Zeolite Division

We own 100% of Bear River Zeolite Company (BRZ), an Idaho corporation incorporated on June 1, 2000.  BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment  The royalty is a percentage of the zeolite sales price (FOB mine).  The current minimum annual royalty is $5,000.  In addition, BRZ has located more zeolite on U.S. Bureau of Land Management land.  During 2002, we sold additional royalty interests in BRZ to a company controlled by Al Dugan, a significant stockholder and, as such, an affiliate.  The royalties granted Mr. Dugan's company a payment equal to 3% of all gross sales (FOB mine) on zeolite products.  On a combined basis, royalties vary from 8%-13%.   BRZ has constructed a processing plant on the property and it has improved its productive capacity.  Through December 31, 2009, we had spent approximately $3,500,000 to purchase and construct the processing plant and develop sales.

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

•
Soil Amendment and Fertilizer.  Zeolite has been successfully used to fertilize golf courses, sports fields, parks and common areas, and high value crops, including corn, potatoes, soybeans, red beets, acorn squash, green beans, sorghum sudangrass, brussel sprouts, cabbage, carrots, tomatoes, cauliflower, radishes, strawberries, wheat, lettuce and broccoli.
•	Water Filtration. Zeolite is used for particulate, heavy metal and ammonium removal in swimming pools, municipal water systems, fisheries, fish farms, and aquariums.
•	Sewage Treatment. Zeolite is used in sewage treatment plants to remove nitrogen and as a carrier for microorganisms.
•
Nuclear Waste and Other Environmental Cleanup.  Zeolite has shown a strong ability to selectively remove strontium, cesium and various other radioactive isotopes from solution.  Zeolite can also be used for the cleanup of soluble metals such as mercury, chromium, copper, lead, zinc, arsenic, molybdenum, nickel, cobalt, antimony, calcium, silver and uranium.

•
Odor Control.  A major cause of odor around cattle, hog, and poultry feed lots is the generation of the ammonium in urea and manure.  The ability of zeolite to absorb ammonium prevents the formation of ammonia gas, which generates the odor.

•
Gas Separation.  Zeolite has been used for some time to separate gases, to re-oxygenate downstream water from sewage plants, smelters, pulp and paper plants, and fish ponds and tanks, and to remove carbon dioxide, sulfur dioxide and hydrogen sulfide from methane generators as organic waste, sanitary landfills, municipal sewage systems and animal waste treatment facilities.

•	Animal Nutrition. Feeding up to 2% zeolite increases growth rates, decreases conversion rates, prevents worms, and increases longevity.
•
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

Antimony Processing Site.

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site").  Under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality require that we line a storm water pond and construct a water treatment facility and thus fulfill the majority of our environmental responsibilities at the Stibnite Hill Mine site.  At December 31, 2009, we have accrued $100,000.

Yellow Jacket Mine.

During 2006, USAC received a reclamation award for the Yellow Jacket Mine from the U. S. Forest Service, Idaho Department of Lands, U. S. Department of the Interior Bureau of Land Management, Idaho Department of Water Resources, and Idaho Fish and Game.

BRZ.

During 2001, we recorded a reclamation accrual for our Bear River Zeolite subsidiary, based on an analysis performed by management and reviewed and approved by regulatory authorities for environmental bonding purposes.  The accrual of $7,500 represents the Company's estimated costs of reclaiming, in accordance with regulatory requirements; the acreage disturbed by our zeolite operations and remains unchanged at December 31, 2009.

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

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2009.  We have made significant reclamation and remediation progress on all our properties over the past three years and have complied with regulatory requirements in our environmental remediation efforts.

Employees

As of December 31, 2009, we employed 27 full-time employees.  The number of full-time employees may vary seasonally.  None of our employees are covered by any collective bargaining agreement.

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

If we were liquidated, our common stockholders could lose part or all of their investment.

In the event of our dissolution, the proceeds (if any) realized from the liquidation of our assets will be distributed to our stockholders only after satisfaction of claims of our creditors and preferred stockholders.  The ability of a purchaser of shares to recover all or any portion of the purchase price for the shares in that event will depend on the amount of funds realized and the claims to be satisfied by those funds.

We have an accumulated deficit, have incurred significant losses in the past, and may incur losses in the future.

Prior to 2008 we have not generated an operating profit for several years.  We have been able to continue operations from gross profit from our antimony operations, sales of common stock and borrowings from banks and others.  As of December 31, 2009, we had a stockholders’ equity of $2,963,231.  We may incur net losses for the foreseeable future unless and until we are able to establish profitable business operations and reduce cash outflows from general and administrative expenses.  As of December 31, 2009, we had total current assets of $539,814 and total current liabilities of $848,443, or negative working capital of approximately $309,000.

Our auditors' report as of March 24, 2010 raised doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2009, which are included in this report, indicate that there was doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

We are delinquent or in arrears on significant current liabilities; and collection efforts by creditors could jeopardize our viability as a going concern and close down our operations.

As of December 31, 2009, we are delinquent on the payment of several current liabilities including accounts payable of approximately $263,000 and accrued interest payable of approximately $25,000.  In the absence of payment arrangements, creditors could individually or collectively demand immediate payment and jeopardize our ability to fund operations and correspondingly damage our business.

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

We have accruals totaling $107,500 on our balance sheet at December 31, 2009, for our environmental reclamation responsibilities. If we are not able to adequately perform our reclamation activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

Item 1B.  Unresolved Staff Comments

Not applicable to a Smaller Reporting Company.

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

Zeolite Division

We own 100% of Bear River Zeolite Company ("BRZ"), an Idaho corporation incorporated on June 1, 2000.  BRZ has entered into a mining lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for royalty payments.  The royalty is a percentage of the processed ore sale price (FOB mine).  The current minimum annual royalty is $5,000.  The royalty is also payable on zeolite mined on adjacent Bureau of Land Management ("BLM") ground on which BRZ has located five additional BLM claims, if BRZ accesses those claims across the leased property.  We are also subject to a 3% royalty on all gross zeolite sales (FOB mine), payable to a company controlled by Al Dugan, a major stockholder and an affiliate.  On a combined basis, royalties vary from 8%-13%.  BRZ has constructed a processing plant on the property.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding.

Item 4. (Removed and Reserved)

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Currently, our common stock is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "UAMY.OB."  The following table sets forth the range of high and low bid prices as reported by the OTCBB for the periods indicated.  The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

2009	High	Low

First Quarter	$0.35	$0.10
Second Quarter	0.45	0.20
Third Quarter	0.55	0.25
Fourth Quarter	0.55	0.36

2008	High	Low

First Quarter	$0.70	$0.42
Second Quarter	0.67	0.45
Third Quarter	0.55	0.30
Fourth Quarter	0.35	0.15

The approximate number of record holders of our common stock at March 29, 2010 is 2,500.

We have not declared or paid any dividends to our stockholders during the last five years and do not anticipate paying dividends on our common stock in the foreseeable future.  Instead, we expect to retain earnings, if any, for the operation and expansion of our business.

Item 6.  Selected Financial Data

Not applicable to a Smaller Reporting Company.

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

Results of Operations

The Company reported a net loss of $294,843 in 2009 compared to net income of $332,364 in 2008.

In the Antimony Division, sales decreased from $3,705,240 in 2008 to $2,567,107 in 2009, a decrease of 31%. Gross profit from antimony operations rose from $442,848 in 2008 to $505,582 in 2009.  The decrease in revenue was due to decreased sales volume and the increase in gross profit was due to decreased production costs.  Sales of antimony products during the year ended December 31, 2009 consisted of 1,103,824 pounds at an average sale price of $2.33 per pound.  During the year ended December 31, 2008, sales of antimony products consisted of 1,362,598 pounds at an average sale price of $2.72 per pound.  Combined costs of antimony sales were $2,061,525 or $1.87 per pound sold for the year ended December 31, 2009, as compared to $3,262,392 or $2.39 per pound sold for the year ended December 31, 2008.   Depreciation expense in the Antimony division was $71,929 during 2009 compared to $23,075 during 2008. Direct sales expenses were $46,875 for 2009 compared to $45,000 for 2008.

Total sales of zeolite products were $1,536,233 for 2009, compared with $1,570,747 for 2008, a decrease of 2%.  Combined costs of zeolite sales were $1,519,351 for 2009, compared with $1,756,728 for 2008.  The tons shipped in 2009 were 11,519 tons at an average price of $133.37 per ton compared to 11,919 tons at an average price of $131.79 in 2008, a 3% decrease in tonnage.  Depreciation expense was $190,523 for BRZ during 2009, compared to $192,653 during 2008. Direct sales expenses for 2009 were $69,766 compared to $72,287 for 2008.  Gross profit of $16,882 was earned in 2009, which was an increase from a $185,981 loss in 2008.  This increase in profit from operations was due primarily to decreased production costs and decreased delivery costs.

The Company sold certain sales rights for the sale of zeolite for $300,000 and $500,000 during 2008 and 2007, respectively.  The agreement called for shipping zeolite product under this agreement beginning in 2008.  In 2008, the $800,000 was recorded as other income and was recognized in its entirety because the agreement expired without any performance required by the Company.  Improvements at the BRZ plant this year included more silos, conveyors and other equipment.

During 2009, the Company incurred general and administrative expenses totaling $595,803, compared with $418,792 during 2008.  In 2009, the Company incurred $153,418 in start-up expenses at our Mexico operations compared to $170,357 during 2008.  The Company incurred $58,529 of exploration expense during 2009 compared to $47,487 in 2008.  The exploration was on property located in Mexico.

The Company sold $66,268 of surface rights of idle mining claims in 2008.  In 2009, the Company exchanged fully depreciated equipment in payment of an outstanding note payable, resulting in a gain of $49,100.

Net interest expense was $5,605 for 2009, compared with $40,938 for 2008.  The decrease in interest expense was due to the conversion of a significant amount of debt to common stock during 2009.

Accounts receivable factoring expense was $90,124 for 2009, compared with $113,197 for 2008.  The decrease was due primarily to a decrease in the amount of receivables that were factored during 2009 compared to 2008.

In 2009 the Company management performed an analysis of significantly aged payables for validity which resulted in the extinguishment of $37,072 in payables.

Subsidiaries

The Company has a 100% investment in two subsidiaries in Mexico, USAMSA and AM, whose carrying value was assessed at December 31, 2009 for impairment.  Management’s assessment of the subsidiaries’ fair value was based on future benefit to the Company and no impairment charges were deemed necessary at year-end.  During the third quarter of 2009, USAMSA in Mexico commenced operations.

Financial Condition and Liquidity

At December 31, 2009, Company assets totaled $4,017,884, and stockholders’ equity was $2,963,231.  At December 31, 2009, the Company's total current liabilities exceeded its total current assets by $308,629.  Due to the Company's prior operating losses and other liquidity concerns, the Company's independent accountants included a paragraph in its report on our 2009 financial statements relating to a going concern uncertainty.  To continue as a going concern, the Company must generate profits from its antimony and zeolite sales and acquire additional capital resources through direct sales of common stock or through the exercise of warrants to purchase shares of common stock or short and long-term debt financing.  Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue existence.  While management is optimistic, there can be no assurance that the Company will be able to sustain profitable operations and meet its financial obligations.

Other significant financial commitments for future periods will include:

•	Servicing notes payable to bank.
•	Paying accounts payable.
•	Fulfilling responsibilities with environmental, labor safety and securities regulatory agencies.

Cash used by operating activities during 2009 was $358,187

Cash used by investing activities during 2009 was $590,815, which was primarily related to the construction and purchases of capital assets used at the Bear River Zeolite facility and for construction of a plant and mill in Mexico.

The Company was able to offset cash outflows from operations and its acquisition of plant and equipment during 2009 from net cash provided by financing activities of $1,075,767 including $1,122,243 generated from sales of unregistered common stock through direct sales and through the exercise of warrants.

The Company sold sales rights for the sale of zeolite for $300,000 and $500,000 during 2007 and 2006, respectively.  The agreement called for shipping zeolite product under this agreement beginning in 2008.  In 2008, the $800,000 was recorded as other income and was recognized in its entirety because the agreement expired without any performance required by the Company.  The funds were used for the installation of a small packaging plant: the installation of a semi-automatic packaging line for large bags; the completion of the Raymond Mill and the installation of line electricity.

The Company hopes that it will have additional financial resources from increasing gross profits from its antimony business and sales of zeolite from BRZ.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a Smaller Reporting Company.

Item 8.  Financial Statements

The consolidated financial statements of the registrant are included herein on pages F1-F21.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9-A(T). Controls and Procedures
Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting (described below) and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of December 31, 2009.

Internal control over financial reporting

Management's annual report on internal control over financial reporting

The management of United States Antimony Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of United States Antimony Corporation has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of December 31, 2009.   These weaknesses are as follows:

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

Because these material weaknesses exist, management has concluded that the Company’s internal control over financial reporting as of December 31, 2009 is not effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes, during the quarter ended December 31, 2009, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Identification of directors and executive officers at December 31, 2009, is as follows:

Name	Age	Affiliation	Expiration of Term

John C. Lawrence	71	Chairman, President, Secretary,	Annual meeting
		and Treasurer; Director

Leo Jackson	66	Director	Annual meeting

Gary A. Babbitt	64	Director	Annual meeting

Patrick W. Dugan, Esq.	57	Director	Annual meeting

Russell C. Lawrence	41	Director	Annual meeting

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

Leo Jackson.  Mr. Jackson is a resident of El Paso, Texas.  For the past 17 years, he has been a principal owner and the president of Production Minerals, Inc.  Mr. Jackson is one of the principal owners of Minera de Roja, S.A. de C.V., and has been involved in the production and marketing of industrial minerals such as fluorspar and celestite in the United States and Mexico for 26 years.  Mr. Jackson speaks fluent Spanish and has a BBA degree from the Sul Ross State University in Texas.

Gary A. Babbitt.  Mr. Babbitt has experience in mining industry with 30 years dealing with joint ventures, financing, contracting and employment. He has a working knowledge of Spanish and has negotiated contracts in Latin America.  Mr. Babbitt has a B.A. from the Albertson College of Idaho, and earned his J.D. from the University of Chicago.

Patrick W. Dugan, Esq.  Mr. Dugan has been a Director, Vice President and General Counsel of Nortex Corporation, a company involved in the oil and gas business, for the past 19 years.  He is also a Director, Vice President and General Counsel of San Luis Development, L.P., and a Director of Gow Communications, LLC.  Mr. Dugan graduated with a B.A. and a J.D. from the University of Texas at Austin.

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

Board Meetings and Committees.  Our Board of Directors held three (3) regular meetings during the 2009 calendar year.  Each incumbent director attended at least 75% of the meetings held during the 2009 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member.  Our Board of Directors does not have a Compensation Committee or a Nominating Committee.

Our Board of Directors has established an Audit Committee consisting of one member (Gary Babbitt) of the Board of Directors not involved in our day-to-day financial management.  Mr. Babbitt is not considered a financial expert; the Company does not have the necessary capital resources to attract and retain an independent financial expert to serve on an Audit Committee.

Board Member Compensation.  We paid directors' fees in the form of 26,000 shares of our common stock per director during 2009.

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

Based solely on our review of copies of Forms 3, 4 and 5 furnished to us, Mr. Lawrence, Mr. Jackson, Mr. Babbitt, Mr. Dugan and Mr. Lawrence did not file timely Forms 3, 4 or Form 5 reports during 2009.

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

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)	Restricted Options/ Awards (2)	Securities Underlying LTIP SARs	All Other Payouts	All Other Compensation
John C. Lawrence, President	2009	$100,000	N/A	$5,538	$6,500	None	None	None
John C. Lawrence, President	2008	$96,000	N/A	$5,538	$6,760	None	None	None

(1)	Represents earned but unused vacation.
(2)	These figures represent the fair values, as of the date of issuance, of the annual director's fee payable to Mr. Lawrence in the form of shares of USAC's common stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 29, 2010, by (i) each person who is known by us to beneficially own more than 5% of our Series A, C, and D preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 1250 Prospect Creek Road, Thompson Falls, Montana 59873.

	Name and Address of	Amount and Nature of	Percent of
Title of Class	Beneficial Owner(1)	Beneficial Ownership	Class(1)
Common stock	Reed Family Limited Partnership	3,418,335	6
	328 Adams Street
	Milton, MA 02186
Common stock	The Dugan Family	6,362,927(3)	12
	c/o A. W. Dugan
	1415 Louisiana Street, Suite 3100
	Houston, TX 77002
Series C Preferred	Richard A. Woods	48,305(4)	27
	59 Penn Circle West
	Penn Plaza Apts.
	Pittsburgh, PA 15206
Series C Preferred	Dr. Warren A. Evans	48,305(4)	27
	69 Ponfret Landing Road
	Brooklyn, CT 06234
Series C Preferred	Edward Robinson	32,203(4)	18
	1007 Spruce Street 1st Floor
	Philadelphia, PA 19107
Common stock	John C. Lawrence	4,051,653(2)	10
Common stock	Pat Dugan	104,000	Nil
Common stock	Russ Lawrence	104,000	Nil
Common stock	Leo Jackson	240,000	Nil
Common stock	Gary Babbitt	82,167	Nil
Series D Preferred	John C. Lawrence	1,590,672(4)	91
Series D Preferred	Leo Jackson	102,000	5
Series D Preferred	All directors and executive officers as a group (3 persons)	1,751,005	100

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 29, 2010 are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 53,098,769 shares of common stock, 177,904 shares of Series C Preferred Stock, and 1,751,005 shares of Series D Preferred Stock outstanding on March 29, 2010.

(2)	Includes 3,801,653 shares of common stock and 250,000 stock purchase warrants. Excludes 158,324 shares owned by Mr. Lawrence's sister, as to which Mr. Lawrence disclaims beneficial ownership.

(3)
Includes shares owned by Al W. Dugan and shares owned by companies owned and controlled by Al W. Dugan.  Excludes 183,333 shares owned by Lydia Dugan as to which Mr. Dugan disclaims beneficial ownership.

(4)	The outstanding Series A, Series C and Series D preferred shares carry voting rights.

Item 13.   Certain Relationships and Related Transactions

Described below are transactions during the last two years to which we are a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners has a direct or indirect material interest.  See also transactions described in notes 4, 9, 10, 11, 12, 15 and 19 to our Financial Statements as of December 31, 2009.

•
During 2009, John C. Lawrence, a director and Chief Executive Officer, converted a $100,000 note receivable into 500,000 shares of common stock and exercised warrants for 1,000,000 shares of common stock in exchange for the forgiveness of $200,000 of related party payables and accrued interest.

•
We reimbursed John C. Lawrence, a director and Chief Executive Officer, for operational and maintenance expenses incurred in connection with our use of equipment owned by Mr. Lawrence, including welding trucks, backhoes, and an aircraft. Reimbursements for 2009 and 2008 totaled $100,150 and $67,467, respectively.  In addition, we accrued interest expense of $0 and $10,328 on net cash advances due Mr. Lawrence, for the years ended December 31, 2009 and 2008, respectively.

•
During 2009, the Company issued 26,000 of its common stock to its Board of Directors as compensation for their services as directors.  In connection with the issuances, the Company recorded $39,000 in director compensation expense.

•
During 2008, the Company issued 26,000 of its common stock to its Board of Directors as compensation for their services as directors.  In connection with the issuances, the Company recorded $35,100 in director compensation expense.

ITEM 14.  Principal Accountant Fees and Services

The Company's Board of Directors and audit committee reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2009 were pre-approved by the Board of Directors and its audit committee.

Audit Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2009 and 2008 were $64,888 and $67,432, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2009 and 2008 were $5,433 and $3,415 respectively.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date: March 29, 2010	By:	/s/ John C. Lawrence
John C. Lawrence
President, Director and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2010	By:	/s/ John C. Lawrence
John C. Lawrence
Director and President (Principal Executive, Financial and Accounting Officer)

Date: March 29, 2010	By:	/s/ Leo Jackson
Leo Jackson
Director

Date: March 29, 2010	By:	/s/ Gary D. Babbitt
Gary D. Babbitt
Director

Date: March 29, 2010	By:	/s/ Patrick Dugan
Patrick Dugan
Director

Date: March 29, 2010	By:	/s/ Russell Lawrence
Russell Lawrence
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
United States Antimony Corporation

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Decoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington

March 24, 2010

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008

ASSETS

	2009	2008
Current assets:
Cash and cash equivalents	$180,613	$53,848
Accounts receivable, less allowance
for doubtful accounts of $7,872 and $10,000, respectively	161,765	66,761
Inventories	197,436	109,217
Total current assets	539,814	229,826

Properties, plants and equipment, net	3,404,154	2,960,624
Restricted cash for reclamation bonds	73,916	80,664
Total assets	$4,017,884	$3,271,114

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Checks issued and payable	$17,142	$20,282
Accounts payable	457,425	596,005
Accrued payroll, taxes and interest	83,857	79,428
Other accrued liabilities	148,835	117,071
Deferred revenue	73,022	65,441
Payables to related parties	10,306	332,752
Long-term debt, current	57,856	114,596
Total current liabilities	848,443	1,325,575

Long-term debt, noncurrent	98,710	54,541
Accrued reclamation costs, noncurrent	107,500	107,500
Total liabilities	1,054,653	1,487,616

Commitments and contingencies (Note 1 and 16)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	—	—
Series B: 750,000 shares issued and outstanding
(liquidation preference $862,500 and $855,000, respectively.)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference and cumulative dividends of $4,632,136
and $4,590,987, repectively)	17,509	17,509
Common stock, $0.01 par value, 60,000,000 shares authorized;
53,098,769 and 45,868,535 shares issued and outstanding, respectively.	530,987	458,688
Stock subscriptions receivable	(270,000)	(83,333)
Additional paid-in capital	23,604,625	22,015,681
Accumulated deficit	(20,929,169)	(20,634,326)
Total stockholders' equity	2,963,231	1,783,498
Total liabilities and stockholders' equity	$4,017,884	$3,271,114

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2009 and 2008

	2009	2008
Antimony Division
Revenues	$2,567,107	$3,705,240
Cost of sales:
Production costs	1,742,990	2,939,665
Depreciation	71,929	23,075
Freight and delivery	121,144	192,820
General and administrative	78,587	61,832
Direct sales expense	46,875	45,000
Total cost of sales	2,061,525	3,262,392
Gross profit - antimony	505,582	442,848

Zeolite Division
Revenues	1,536,233	1,570,747
Cost of sales:
Production costs	830,065	1,021,023
Depreciation	190,523	192,653
Freight and delivery	68,117	128,240
General and administrative	158,144	138,069
Royalties	202,736	204,456
Direct sales expense	69,766	72,287
Total cost of sales	1,519,351	1,756,728
Gross profit (loss) - zeolite	16,882	(185,981)

Total revenues - combined	4,103,340	5,275,987
Total cost of sales - combined	3,580,876	5,019,120
Gross profit - combined	522,464	256,867

Other operating (income) expenses:
General and administrative	595,803	418,792
Mexico start-up expenses	153,418	170,357
Exploration expense	58,529	47,487
Gain on disposal of properties, plants and equipment	(49,100)	(66,268)
Expired exclusivity contract	—	(800,000)
Other operating (income) expenses	758,650	(229,632)
Income (loss) from operations	(236,186)	486,499
Other (income) expenses:
Interest expense, net	5,605	40,938
Factoring expense	90,124	113,197
Extinguishment of payables	(37,072)	—
Other (income) expenses	58,657	154,135

Net income (loss)	$(294,843)	$332,364

Net income (loss) per share of
common stock:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Weighted average shares outstanding:
Basic	49,855,229	43,049,076
Diluted	49,855,229	43,601,178

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2009 and 2008

					Stock	Additional
	Total Preferred Stock		Common Stock		Subscriptions	Paid	Accumulated
	Shares	Amount	Shares	Amount	Receivable	In Capital	Deficit	Total

Balances, December 31, 2007	2,678,909	$26,788	42,519,243	$425,192	$—	$21,243,249	$(20,966,690)	$728,539

Issuance of common stock and warrants			3,219,292	32,196	(83,333)	738,632		687,495

Issuance of common stock to Directors for services			130,000	1,300		33,800		35,100

Net income							332,364	332,364

Balances, December 31, 2008	2,678,909	26,788	45,868,535	458,688	(83,333)	22,015,681	(20,634,326)	1,783,498

Issuance of common stock and warrants			5,600,234	55,999	(200,000)	1,266,244		1,122,243

Payment received for outstanding stock subscriptions					13,333			13,333

Conversion of outstanding related party payable into common stock			1,500,000	15,000		285,000		300,000

Issuance of common stock to Directors for services			130,000	1,300		37,700		39,000

Net loss							(294,843)	(294,843)

Balances, December 31, 2009	2,678,909	$26,788	53,098,769	$530,987	$(270,000)	$23,604,625	$(20,929,169)	$2,963,231

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008

	2009	2008

Cash Flows From Operating Activities:
Net income (loss)	$(294,843)	$332,364
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation expense	262,452	215,728
Allowance for doubtful accounts	(2,128)	(20,000)
Common stock issued to Directors for services	39,000	35,100
Gain on properties, plants and equipment	(49,100)	(66,268)
Gain on expiration of exclusivity agreement	—	(800,000)
Extinguishment of payables	(37,072)	—
Change in:
Accounts receivable	(92,876)	121,915
Inventories	(88,219)	143,397
Accounts payable	(116,729)	(156,111)
Accrued payroll and payroll taxes	4,429	(59,415)
Other accrued liabilities	31,764	(42,156)
Deferred revenue	7,581	(61,797)
Payable to related parties	(22,446)	(21,333)
Net cash used by operating activities	(358,187)	(378,576)

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(597,563)	(310,932)
Proceeds from sale of properties, plants and equipment	—	66,268
Change in restricted cash for reclamation bonds	6,748	(14,928)
Net cash used by investing activities	(590,815)	(259,592)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of commissions	1,122,243	687,496
Proceeds from long-term debt	1,232	—
Principal payments of long-term debt	(57,901)	(28,025)
Payments received on stock subscription agreements	13,333	—
Change in checks issued and payable	(3,140)	(49,202)
Net cash provided by financing activities	1,075,767	610,269

Net increase (decrease) in cash and cash equivalents	126,765	(27,899)

Cash and cash equivalents at beginning of year	53,848	81,747
Cash and cash equivalents at end of year	$180,613	$53,848

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows, Continued:
For the years ended December 31, 2009 and 2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2009	2008

Cash paid during year for interest	$9,245	$47,038

Non-cash investing and financing activities:
Warrants exercised for forgiveness of payable to related party	$200,000	$—
Stock issued for stock subscription note receivable	200,000	—
Properties, plants & equipment purchased with long-term debt	106,300	85,560
Stock issued for conversion of convertible note payable to related party	100,000	—
Payment of long-term debt with equipment	55,000	—
Properties, plants & equipment acquired with accounts payable	8,019	—

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

During 2005, the Company formed a currently 100% owned subsidiary, Antimonio de Mexico S.A. de C.V. (“AM”), to explore and develop potential antimony properties in Mexico (see note 7).

During 2006, the Company acquired the remaining 50% ownership in United States Antimony, Mexico S.A. de C.V. (“USAMSA”).  USAMSA is now a wholly-owned subsidiary of the Company.

The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2009, the Company had negative working capital of $308,629, an accumulated deficit of approximately $20.9 million.  These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

To improve the Company's financial condition, the following actions have been initiated or taken by management:

•	During 2008, the Company received stockholder authorization to issue an additional 10 million shares of common stock, enabling the Company to raise capital through sales of common stock, if desired.

•
The completion of the USAMSA smelter in 2009 and anticipated completion of the flotation mill and crusher in Mexico, including permitting and land acquisition should allow USAC to bring antimony, silver and gold operation into production in 2010.

•	During 2009, the Company significantly reduced outstanding debt through issuance of common stock.

2.       Concentrations of Risk

The Company purchases most of the raw antimony used in the production of its finished antimony products from foreign sources.  During the years ended December 31, 2009 and 2008, approximately 40% and 65%, respectively, of the Company's antimony revenues were generated by sales to one customer.  During 2009 and 2008, 21% and 31%, respectively, of the Company's revenues generated from zeolite product sales were to two customers.  The loss of the Company's "key" customers could adversely affect its business.

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
December 31, 2009 and 2008

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the carrying value of property plant and equipment, reclamation and remediation requirements, and the allowance for bad debts. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements in order to conform to the 2009 presentation.  These reclassifications have no effect on net loss, total assets or stockholders' equity as previously reported.

Cash and Cash Equivalents

The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2009 and 2008 consists of cash held for reclamation performance bonds, and is held as certificates of deposit with financial institutions.

Accounts Receivable

Accounts receivable are stated at the amount that management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through an allowance for doubtful accounts.  Changes to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received on receivables subsequent to being written off are considered a bad debt recovery.

Inventories

Inventories at December 31, 2009 and 2008 consisted primarily of finished antimony products, antimony metal and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

3.       Summary of Significant Accounting Policies, continued

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

Exploration and Development

The Company records exploration costs as operating expenses in the period they occur, and capitalizes development costs on discrete mineralized bodies that have proven reserves in compliance with SEC Industry Guide 7, and are in development or production.

Asset Retirement Obligations

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
December 31, 2009 and 2008

3.       Summary of Significant Accounting Policies, continued

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

Common Stock Issued for Consideration Other than Cash

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the consideration received or the fair value of the common stock issued, whichever is more readily determinable.

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

The Company applies generally accepted accounting principles for recognition of uncertainty in income taxes and prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of its assessment, the Company has determined that it is subject to examination of our income tax filings in the United States and state jurisdictions for the 2005 through 2008 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

Income (Loss) Per Common Share

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
December 31, 2009 and 2008

3.       Summary of Significant Accounting Policies, continued

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

At December 31, 2009, the Company has no financial assets or liabilities that are measured at fair value on a recurring basis other than restricted cash in certificates of deposit, which are measured using level 1 inputs.

New Accounting Pronouncements

The Company has adopted the provisions of FASB ASC 805 related to business combinations, which is effective for transactions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FASB ASC 805 has changed the method of accounting for the assets acquired and liabilities assumed in a business combination, as follows:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formally known as “minority interests”) will be valued at fair value at the acquisition date;

•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

3.       Summary of Significant Accounting Policies, continued

The adoption of FASB ASC 805 does not currently have a material effect on our consolidated financial statements. However, any future business acquisitions will be accounted for in accordance with this standard.

The Company has adopted the provisions of FASB ASC 810 which relate to non controlling interests in consolidated financial statements. The adopted provisions of FASB ASC 810 are effective for fiscal years and interim periods within those years beginning on or after December 15, 2008. FASB ASC 810 establishes accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of FASB ASC 810 currently has no impact on our consolidated financial statements.

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

The factoring agreement requires the Company to pay a financing fee equal to 2% of the face amount of receivables sold.  Financing fees paid by the Company during the years ended December 31, 2009 and 2008 totaled $90,124 and $113,197, respectively.  For the years ended December 31, 2009 and 2008, net accounts receivable of approximately $3.07 million and $4.93 million, respectively, were sold under the agreement.

Proceeds from the sales were used to fund inventory purchases and operating expenses.  The agreement is for a term of one year with automatic renewal for additional one-year terms.

5.       Inventories

The major components of the Company's inventories at December 31, 2009 and 2008 were as follows:

	2009	2008
Antimony Metal	$33,722	$40,907
Antimony Oxide	109,665	15,525
Zeolite	54,049	52,785
	$197,436	$109,217

At December 31, 2009 and 2008, antimony metal consisted principally of recast metal from antimony-based compounds and metal purchased from foreign suppliers.  Antimony oxide inventory consisted of finished product oxide held at the Company's plant. The Company's zeolite inventory consists of salable zeolite material held at BRZ's Idaho mining and production facility.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

6.       Properties, Plants and Equipment

The major components of the Company's properties, plants and equipment at December 31, 2009 and 2008 are shown below.  Approximately $1.1 million of capitalized costs at December 31, 2009 have not yet been placed in service and, therefore, have not been subject to depreciation.

	2009	2008
Antimony:
Equipment	1,547,559	1,395,293
Buildings	628,809	547,401
Mineral rights	193,549	193,549
Land	608,998	315,354
	2,978,915	2,451,597
Accumulated depreciation	(1,249,236)	(1,226,407)
Total Antimony, net	1,729,679	1,225,190
Zeolite:
Equipment	2,125,748	2,038,748
Buildings	1,415,984	1,373,420
	3,541,732	3,412,168
Accumulated depreciation	(1,867,257)	(1,676,734)
Total Zeolite, net	1,674,475	1,735,434
Properties, plants and equipment, net	$3,404,154	$2,960,624

7.       Investment in AM

On December 16, 2005, AM signed a contract and option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually.  Total payments will not exceed $1,430,344, reduced by taxes paid.  All installment payments must be paid when and if AM exercises the option to purchase.  During both 2009 and 2008, $86,956 was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.

8.       Deferred Revenue

On October 25, 2006, the Company entered into a five year agreement to exclusively sell pozzlan zeolite (PZ) to one individual.  The agreement called for the individual to purchase a minimum of 3,000 tons of PZ per month.  If the minimum sales are not purchased for a 90-day period of time, the exclusivity of sales to this individual is forfeited.  The agreement called for a sales price between $30 and $40 per ton until June 1, 2007, at which time the Company could adjust its price as necessary based on its production costs.

The agreement was to commence upon receipt of $500,000 from the stockholder (buyer), which occurred in 2006, and upon completion of permitting and construction of the new mill with operational milling equipment (completed as of December 31, 2007).

During the year ended December 31, 2007, the Company received an additional $300,000 to extend the life of the agreement and provide exclusivity for certain other sales areas.  The extension agreement was with a company, Zeolite Company of America (ZCA), of which the stockholder is part owner.  The extension agreement lowered the monthly sales requirement to 350 tons per month and set the sale price at $40 per ton beginning December 31, 2007.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

8.       Deferred Revenue, continued

It further specified that should ZCA not purchase or pay for the 350 tons per month for any three month period, ZCA would lose its exclusivity and price commitment.

During the second quarter of 2008 the exclusivity agreement became void due to ZCA’s failure to perform.  As a result, the Company recognized the entire $800,000 of deferred revenue related to the contract in the second quarter of 2008.

9.       Due to Related Parties

Amounts due to related parties at December 31, 2009 and 2008 were as follows (see Note 15 and 19):

	2009	2008
Entity owned by John C. Lawrence, president and director	$1,912	$8,594
John C. Lawrence, president and director(1)	8,394	324,158
	$10,306	$332,752

(1) Includes accrued interest at 10% per annum of $0 and $146,219 at December 31, 2009 and 2008, respectively.

Transactions affecting the payable to Mr. Lawrence during 2009 and 2008 were as follows:

	2009	2008
Balance, beginning of year	$324,158	$344,327
Equipment rental charges	32,236	70,767
Interest expense	—	38,137
Conversion of payables and exercise of warrants	(291,406)	—
Payments and advances, net	(56,594)	(129,073)
Balance, end of year	$8,394	$324,158

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

10.     Long-Term Debt

Long-term debt at December 31, 2009 and 2008 is as follows:

	2009	2008
Note payable to Western States Equipment Co., bearing interest at 6.4%; payable in monthly installments of $2,066; maturing
December 2013; collateralized by equipment.	$87,300	$—

Note payable to CNH Capital America, LLC, bearing interest
at 4.5%; payable in monthly installments of $505; maturing
June 2013; collateralized by equipment.	19,958	24,854

Note payable to GE Capital, bearing interest at 6.32%; payable in monthly installments of $908; maturing May 2011; collateralized by
equipment.	14,735	23,592

Note payable to GE Capital, bearing interest at 2.25%; payable in monthly installments of $359; maturing July 2013; collateralized by
equipment.	14,817	18,745

Note payable to Robert and Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $1,000; maturing
January 2011; collateralized by equipment.	13,082	—

Note payable to CNH Capital America, LLC, bearing interest
at 2.5%; payable in monthly installments of $1,115; maturing
May 2010; collateralized by equipment.	6,674	19,745

Note payable to an individual. The balance was paid by a
transfer of equipment to an individual in 2009.	—	55,000

Note payable, bearing interest at 10%; payable in four annual installments of $10,000 each beginning December 2005; not
collateralized.	—	20,000

Note payable to CNH Capital America, LLC, bearing interest
at 15%; payable in monthly installments of $135; maturing
April 2014; collateralized by equipment.	—	7,201

	156,566	169,137
Less current portion	(57,856)	(114,596)
Noncurrent portion	$98,710	$54,541

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

10.     Long-Term Debt, continued

At December 31, 2009, principal payments on debt are due as follows:

Year Ending
December 31,
2010	$57,856
2011	36,321
2012	32,440
2013	29,949
Thereafter	—
$156,566

11.     Secured Convertible and Convertible Notes Payable

Unsecured Convertible Note Payable

On December 22, 2003, John C. Lawrence, the Company's president and a director, agreed to convert $100,000 of related party debt due to him into a convertible note payable. The note accrued interest at 10% per annum and was convertible into shares of the Company's common stock at an initial conversion price of $0.20 per share.  At December 31, 2008, $100,000 of principal was outstanding, and accrued interest on the note included in Payables to related parties was $67,890. During 2009 the note was converted into 500,000 shares of the Company’s common stock. In addition, $200,000 of related party payable, including outstanding accrued interest payable, was used by Mr. Lawrence to exercise warrants initially issued in connection with the convertible note payable, for the purchase of 1,000,000 shares of common stock.

12.     Stockholders' Equity

Issuance of Common Stock for Cash

During 2009 and 2008, the Company sold an aggregate of 5,600,234 and 3,219,292 shares, respectively, of its unregistered common stock to existing stockholders and other parties for $1,122,243 and $687,495, respectively.  In connection with sales of the Company’s common stock, no warrants to purchase shares of the Company’s common stock were granted in 2009.  In 2008, warrants to purchase 158,400 at $0.75 and 31,250 at $0.60 were granted.

Issuance of Common Stock for Services and Property

During 2009 and 2008, the Company issued 130,000 and 130,000 shares, respectively, of common stock to its directors for services, with values of $39,000 and $39,000, respectively. The stock values were determined based on current stock price at date of grant.

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or common stock to directors and employees of the Company. The Company has also issued warrants in exchange for services rendered the Company and in connection with sales of its unregistered common stock.

During 2008, the Company’s Board of Directors authorized a reduction in the exercise price of all outstanding warrants that become due prior to June 30, 2009 to $0.20 per share.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

12.     Stockholders' Equity, continued

Transactions in common stock warrants are as follows:

	Number of	Exercise
	Warrants	Prices
Balance, December 31, 2007	7,067,727	$0.20-$0.75
Warrants granted in connection with 2008 stock sales	189,650	$0.60-$0.75
Warrants exercised	(2,662,293)	$0.20-$0.60
Warrants expired and cancelled	(833,334)	$ 0.60
Balance, December 31, 2008	3,761,750	$0.20-$0.75
Warrants granted in connection with 2009 stock sales	—	$ —
Warrants exercised	(1,512,849)	$0.20-$0.60
Warrants expired and cancelled	(1,327,167)	$ 0.60
Balance, December 31, 2009	921,734	$0.20-$0.75

The above common stock warrants expire as follows:

Year Ended December 31:
2010	513,334
2011	158,400
2012	—
Thereafter	250,000
921,734

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion and voting rights, as the Board of Directors may determine.

Series B

During 1993, the Board established a Series B preferred stock, consisting of 1,666,667 shares.  All 1,666,667 shares authorized were issued in connection with the final settlement of litigation. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock; has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors.  In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock.  At December 31, 2009, cumulative dividends in arrears on the 750,000 outstanding Series B shares were $112,500 or $0.15 per share.  At December 31, 2008, cumulative dividends in arrears on the 750,000 outstanding Series B shares were $105,000, or $0.14 per share.

Series C

The Series C shares have voting rights, are non-redeemable and have a $0.55 per share liquidation preference.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

12.     Stockholders' Equity, continued

Series D

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
Liquidation Preference.  The Series D holders are entitled to a liquidation preference equal to the greater of $2.50 per share or the equivalent market value of the number of shares of common stock into which each share of Series D is convertible.  At December 31, 2009 and 2008, the liquidation preference for Series D preferred stock was $4,377,513 and $4,377,513, respectively.
Registration Rights.  All of the underlying common stock issued upon conversion of the Series D preferred shares shall be entitled to "piggyback" registration rights when, and if, the Company files a registration statement for its securities or the securities of any other stockholder.
Dividends.  The Series D holders are entitled to an annual dividend of $0.0235 per share.  The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends. At December 31, 2009 and 2008, cumulative dividends in arrears on the 1,751,005 outstanding Series D shares were $254,623 and $213,474, respectively.

During 2009 and 2008, no warrants were exercised to purchase shares of Series D preferred stock.

Preferred Stock Warrants

No preferred stock warrants were issued in 2009 or 2008.

Transactions in Series D preferred stock warrants are as follows:

	Number of	Exercise
	Warrants	Prices
Balance, December 31, 2007	111,185	$0.25-$0.30
Warrants granted	—
Warrants exercised	—
Warrants expired and cancelled	(111,185)	$ 0.30
Balance, December 31, 2008	—
Warrants granted	—
Warrants exercised	—
Warrants expired and cancelled	—
Balance, December 31, 2009	—

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

13.     2000 Stock Plan

In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan").  The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants of the Company to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000.  At December 31, 2009 and 2008, 300,000 shares of the Company's common stock had been issued under the Plan.  There were no issuances under the Plan during 2009 and 2008.

14.     Income Taxes

The Company had no income tax provision or benefit for the years ended December 31, 2009 and 2008.

At December 31, 2009 and 2008, the Company had net deferred tax assets composed as follows:

	2009	2008
Arising from differences in the book and tax basis of
certain property assets	$295,000	$316,000
Arising from limitation in deduction of foreign
exploration costs	462,000	354,000
Arising from net tax operating loss carryforwards	833,000	844,000
Total deferred tax assets	1,590,000	1,514,000
Valuation allowance	(1,590,000)	(1,514,000)
Net deferred tax assets	$—	$—

The deferred tax assets were calculated based on an estimated 34% income tax rate.  As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the net deferred tax assets at both December 31, 2009 and 2008 has been established.

At December 31, 2009, the Company had unexpired federal regular tax net operating loss carryforwards of approximately $2,500,000 which expire between 2012 and 2028.  In addition, the Company had unexpired Montana and Idaho state regular tax net operating loss carryforwards of approximately $595,000 and $10,000, respectively, which expire between 2011 and 2027.

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income (loss) for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008
Computed "expected" tax provision (benefit)	$(99,000)	$113,000

Effect of permanent differences	23,000	(3,000)
Increase in valuation allowance	76,000	—
Release of valuation allowance	—	(110,000)
	$—	$—

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

14.     Income Taxes, continued

We have determined that we are subject to examination of our federal income tax filings in the United States for the 2006 through 2009 tax years.  The states of Montana and Idaho income tax filings are subject to examination for the 2006 through 2009 tax years. There were no uncertain tax positions taken by the Company.  In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

15.     Related-Party Transactions

In addition to transactions described in Notes 4, 8, 9, 11 and 12, during 2009 and 2008, the Company had the following transactions with related parties:

During both 2009 and 2008, the Company issued 130,000 shares of its common stock to members of its Board of Directors as compensation for their services as directors.  In connection with the issuances, the Company recorded $39,000 and $35,100, respectively, in director compensation.  In addition, the Company had directors' compensation of $49,400 and $23,400 accrued as a liability of December 31, 2009 and 2008, respectively.

During 2009 and 2008, the Company paid $159,995 and $33,201, respectively. to a director for development of Mexican mill sites.

A director of the Company acts as legal counsel to the Company. During the years ended December 31, 2009 and 2008, the Company paid legal fees and expenses to this director in the amount of $23,500 and $36,500, respectively.

Royalty expense of $46,867 and $47,491 was incurred for the years ended December 31, 2009 and 2008, respectively, to a company controlled by Al Dugan, a significant stockholder and affiliate, based on gross sales (FOB mine) of zeolite.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

17.     Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest expense is not allocated to the segments.  Selected information with respect to segments for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Capital expenditures:
Antimony
United States	$3,000	$—
Mexico	573,416	180,573
Subtotal Antimony	576,416	180,573
Zeolite	129,565	218,662
	$705,981	$399,235

Properties, plants and equipment, net:
Antimony
United States	$69,719	$94,137
Mexico	1,659,960	1,131,053
Subtotal Antimony	1,729,679	1,225,190
Zeolite	1,674,475	1,735,434
	$3,404,154	$2,960,624

Total Assets:
Antimony
United States	$329,932	$266,746
Mexico	1,838,991	1,131,053
Subtotal Antimony	2,168,923	1,397,799
Zeolite	1,847,380	1,818,867
Corporate	1,581	54,448
	$4,017,884	$3,271,114

See Note 2 regarding sales to major customers.