Form 10-Q
period 2010-03-31
UNITED STATES ANTIMONY CORP
filed 2010-05-14
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  [   ]  No  [   ]

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.

Yes  [   ]  No  [X]

At May 17, 2010 the registrant had outstanding 53,538,772 shares of par value $0.01 common stock.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED MARCH 31, 2010

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1: Financial Statements	1-6

Item 2: Management’s Discussion and Analysis of Results of Operations and
Financial Condition	7-9

Item 3: Quantitative and Qualitative Disclosure about Market Risk	9

Item 4: Controls and Procedures	9-10

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	11

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3: Defaults upon Senior Securities	11

Item 4: Removed and Reserved	11

Item 5: Other Information	11

Item 6: Exhibits and Reports on Form 8-K	11

SIGNATURE	12

CERTIFICATIONS	13-14

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$96,083	$180,613
Accounts receivable, less allowance
for doubtful accounts of $7,600 and $7,872, respectively	217,218	161,765
Inventories	176,931	197,436
Total current assets	490,232	539,814

Properties, plants and equipment, net	3,488,701	3,404,154
Restricted cash for reclamation bonds	73,916	73,916
Total assets	$4,052,849	$4,017,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$46,396	$17,142
Accounts payable	444,667	457,425
Accrued payroll, taxes and interest	93,877	83,857
Other accrued liabilities	112,886	148,835
Deferred revenue	66,661	73,022
Payables to related parties	11,236	10,306
Long-term debt, current	30,342	57,856
Total current liabilities	806,065	848,443

Long-term debt, noncurrent	110,681	98,710
Accrued reclamation and remediation costs, noncurrent	107,500	107,500
Total liabilities	1,024,246	1,054,653

Commitments and contingencies (Note 3)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: no shares issued and outstanding	—	—
Series B: 750,000 shares issued and outstanding
(liquidation preference $862,500)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference and cumulative dividends of $4,632,136
and $4,632,136, respectively)	17,509	17,509
Common stock, $0.01 par vaue, 60,000,000 shares authorized;
53,538,772 and 53,098,769 shares issued and outstanding, respectively	535,387	530,987
Stock subscriptions receivable	(243,730)	(270,000)
Additional paid-in capital	23,723,443	23,604,625
Accumulated deficit	(21,013,285)	(20,929,169)
Total stockholders' equity	3,028,603	2,963,231
Total liabilities and stockholders' equity	$4,052,849	$4,017,884

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended
	March 31, 2010	March 31, 2009
Antimony Division - Montana
Revenues	$1,003,080	$474,736
Cost of sales:
Production costs	768,853	357,985
Depreciation	5,579	6,441
Freight and delivery	46,702	28,064
General and administrative	16,329	18,755
Direct sales expense	11,250	11,250
Total cost of sales	848,713	422,495
Gross profit - antimony	154,367	52,241

Zeolite Division - Idaho
Revenues	411,746	320,717
Cost of sales:
Production costs	262,654	198,098
Depreciation	46,074	49,597
Freight and delivery	(1,178)	24,939
General and administrative	22,192	51,907
Royalties	48,290	44,081
Direct sales expense	17,293	19,224
Total cost of sales	395,325	387,846
Gross profit (loss) - zeolite	16,421	(67,129)

Total revenues - combined	1,414,826	795,453
Total cost of sales - combined	1,244,038	810,341
Gross profit (loss) - combined	170,788	(14,888)

Other operating expenses:
Antimony Division - Mexico start-up costs	125,719	65,256
Corporate general and administrative	119,928	128,461
Exploration expense	1,000	9,682
Other operating expenses	246,647	203,399
Loss from operations	(75,859)	(218,287)

Other (income) expenses:
Interest (income) expense, net	(6,890)	5,094
Factoring expense	15,148	15,663
Other expenses	8,258	20,757

Net loss	$(84,117)	$(239,044)

Net loss per share of
common stock:
Basic and diluted	$ NIL	$(0.01)

Weighted average shares outstanding:
Basic and diluted	53,327,290	46,595,843

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
	March 31, 2010	March 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(84,117)	$(239,044)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation expense	76,102	56,038
Common stock issued to Directors for services	49,400	39,000
Change in:
Accounts receivable	(55,453)	2,851
Inventories	20,505	(4,287)
Accounts payable	(31,481)	(14,456)
Accrued payroll, taxes and interest	10,020	9,646
Other accrued liabilities	(35,949)	(26,007)
Deferred revenue	(6,361)	(441)
Payables to related parties	930	(20,634)
Net cash used by operating activities	(56,404)	(197,334)

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(141,925)	(54,929)
Restricted cash for reclamation bonds	—	7,500
Net cash used by investing activities	(141,925)	(47,429)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of commissions	73,818	259,998
Principal payments of long-term debt	(15,543)	(13,914)
Payments received on stock subscription agreements	26,270	5,403
Change in checks issued and payable	29,254	5,374
Net cash provided by financing activities	113,799	256,861

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(84,530)	12,098

Cash and cash equivalents at beginning of period	180,613	53,848
Cash and cash equivalents at end of period	$96,083	$65,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Properties, plants and equipment acquired with accounts payable	$18,723	$2,268
Warrants exercised for forgiveness of payable and interest to related party	—	200,000
Stock issued for conversion of convertible note payable to related party	—	100,000
Properties, plants & equipment acquired with long-term debt	—	76,788
Stock issued for subscription receivable	—	36,000

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation and Changes in Accounting Policies:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

Certain consolidated financial statement amounts for the three month period ended March 31, 2009 have been reclassified to conform to the 2010 presentation.  These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (ASC) on July 1, 2009, which is effective for reporting periods ending on or after September 15, 2009. The ASC changed the way that U. S. generally accepted accounting principles (U.S. GAAP) are referenced by reorganizing the thousands of individual pronouncements that comprised U.S. GAAP into 90 accounting topics utilizing a consistent structure for each topic. The ASC does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company must now refer to topics in the ASC rather than to Statements of Financial Accounting Standards or other accounting pronouncements. Any references to U.S. GAAP in this report have been updated to reflect the guidance in the ASC

The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business.  At March 31, 2010, the Company had negative working capital of approximately $316,000 and an accumulated deficit of approximately $21 million.  These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern.  The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.  The Company’s management is confident, however, given recent increases in pricing, the expectation of acquiring new customers, and continued reduction in capital spending, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

2.  Earnings (Loss) Per Common Share:

Basic earnings per share is arrived at by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  At March 31, 2010 common stock equivalents, including warrants to purchase the Company’s common stock are excluded from the calculations since their effect is antidilutive.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

3.  Commitments and Contingencies:

The Company’s management believes that the Company is currently in substantial compliance with environmental regulatory requirements and that its accrued environmental reclamation and remediation costs are representative of management’s estimate of costs required to fulfill its reclamation and remediation obligations.  Such costs are accrued at the time the expenditure becomes probable and the costs can reasonably be estimated.  The Company recognizes, however, that in some cases future environmental expenditures cannot be reliably determined due to the uncertainty of specific remediation methods, conflicts between regulating agencies relating to remediation methods and environmental law interpretations, and changes in environmental laws and regulations.  Any changes to the Company’s reclamation plans as a result of these factors could have an adverse effect on the Company’s operations.  The range of possible losses in excess of the amounts accrued cannot be reasonably estimated at this time.

At March 31, 2010 the Company accrued $14,937 for penalties assessed by the Mine Safety and Health Administration and Idaho Department of Environmental Quality at the Bear River Zeolite facility. The penalties were assessed for minor technical infractions.

During the quarter ended March 31, 2010, the Company was notified that several individuals to whom the Company is remitting royalty payments were bringing legal action for underpayment of royalties during the quarter.  Management believes that the potential liability, if any, is not probable and is not reasonably estimable at this time.  Accordingly, no liability has been recorded by the Company as of March 31, 2010.

4.  Concentrations of Risk

During the quarters ended March 31, 2010 and 2009, approximately 52% and 70%, respectively, of the Company's antimony revenues were generated by sales to one customer.  The loss of the Company’s “key” customer could adversely affect its business.

5.  Related Party Transactions

During the first quarter of 2010, the Company paid $46,500 to directors of the Company for construction of Mexican mill sites.

In the three month period ended March 31, 2009, the Company’s Principal Executive Officer exercised his conversion rights under the Unsecured Convertible Note Payable owed him at a conversion price of $0.20 per share, and was issued 500,000 shares of common stock.

During the three month period ended March 31, 2009, the Company’s Principal Executive Officer exercised a stock purchase warrant held for $0.20 per share and was issued 1,000,000 shares of common stock. The warrant was exercised using accounts payable formerly owed to him.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6.  Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest expense is not allocated to the segments.  Selected information with respect to segments is as follows:

	For the three months ended
	March 31, 2010	March 31, 2009
Capital expenditures:
Antimony
United States	$800	$—
Mexico	159,848	42,428
Subtotal Antimony	160,648	42,428
Zeolite	—	14,769
	$160,648	$57,197

	As of March 31, 2010	As of December 31, 2009
Properties, plants and equipment, net:
Antimony
United States	$64,940	$69,719
Mexico	1,795,359	1,659,960
Subtotal Antimony	1,860,299	1,729,679
Zeolite	1,628,402	1,674,475
	$3,488,701	$3,404,154

Inventories:
Antimony
United States	$128,756	$143,387
Mexico	—	—
Subtotal Antimony	128,756	143,387
Zeolite	48,175	54,049
	$176,931	$197,436

Total Assets:
Antimony
United States	$324,684	$329,932
Mexico	1,885,783	1,838,991
Subtotal Antimony	2,210,467	2,168,923
Zeolite	1,836,723	1,847,380
Corporate	5,659	1,581
	$4,052,849	$4,017,884

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

Results of Operations

For the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009.

The Company’s operations resulted in a net loss of $84,117 for the three-month period ended March 31, 2010, compared with net loss of $239,044 for the same period ended March 31, 2009.  The difference in income for the first quarter of 2010 compared to the similar period of 2009 is primarily due to a decrease in production costs relative to revenues. Both period’s losses are largely the result of expenses related to Mexican exploration and start-up costs.

Antimony Division:

Total revenues from antimony product sales for the first quarter of 2010 were $1,003,080 compared with $474,736 for the comparable quarter of 2009, an increase of $528,344.  During the three-month period ended March 31, 2010, 52% of the Company's revenues from antimony product sales were from sales to one customer.  Sales of antimony products during the first quarter of 2010 consisted of 345,360 pounds at an average sale price of $2.90 per pound.  During the first quarter of 2009, sales of antimony products consisted of 219,412 pounds at an average sale price of $2.16 per pound.  The increase in antimony revenues is due to increased prices for the commodity and increased raw material supplies.

The cost of antimony production was $768,853, or $2.22 per pound sold during the first quarter of 2010 compared to $357,985 or $1.63 per pound sold during the first quarter of 2009.  The increase in cost per pound is primarily due to increased prices for the commodity.

Antimony depreciation for the first quarter of 2010 was $5,579 compared to $6,441 for the first quarter of 2009.

Antimony freight and delivery expense for the first quarter of 2010 was $46,702 compared to $28,064 during the first quarter of 2009.  The increase in freight and delivery expense is primarily due to an increase in the amount of product delivered.

General and administrative expenses in the antimony division were $16,329 during the first quarter of 2010 compared to $18,755 during the same quarter in 2009.

Antimony sales expenses were $11,250 for the first quarter of 2010 and $11,250 for the first quarter in 2009.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.  Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued

Zeolite Division:

Total revenue from sales of zeolite products during the first quarter of 2010 were $411,746 at an average sales price of $136.66 per ton, compared with the same quarter sales in 2009 of $320,717 at an average sales price of $125.67 per ton.

The cost of zeolite production was $262,654, or $87.17 per ton sold, for the first quarter of 2010 compared to $198,098, or $77.62 per ton sold, during the first quarter of 2009.  The increase was due to increased labor expense during the first quarter of 2010 compared to the first quarter of 2009.

Zeolite depreciation for the first quarter of 2010 was $46,074 compared to $49,597 for the first quarter of 2009.

Zeolite freight and delivery for the first quarter of 2010 was $(1,178) compared to $24,939 for the first quarter of 2009.  The decrease is due to a decrease in freight expense caused by having customers pay their own freight.

During the first quarter of 2010, the Company incurred costs totaling $22,192 associated with general and administrative expenses at Bear River Zeolite Company, compared to $51,907 of such expenses in the comparable quarter of 2009.  The decrease is primarily due to a decrease in fines and penalties.

Zeolite royalties expenses were $48,290 during the first quarter of 2010 compared to $44,081 during the first quarter of 2009.

Zeolite sales expenses were $17,293 during the first quarter of 2010 compared to $19,224 during the first quarter of 2009.  The decrease is caused by lower costs related to the direct selling expenses.

Administrative Operations

Mexico start-up costs for the first quarter of 2010 were $125,719 compared to $65,256 during the comparable quarter of 2009. The increase in costs is due primarily to expansion and initiation of Mexican operations.

General and administrative expenses for the corporation were $119,928 during the first quarter of 2010 compared to $128,461 for the same quarter in 2009. The decrease is due to decreased director stock compensation.

Interest income of $6,890 was earned during the first quarter of 2010 compared to $5,094 expensed during the first quarter of 2009.  The decrease in expense is due to the conversion of a significant loan balance to common stock between periods.

Accounts receivable factoring expense was $15,148 during the first quarter of 2010 compared to $15,663 during the first quarter of 2009.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.  Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued

Financial Condition and Liquidity

At March 31, 2010, Company assets totaled $4,052,849 and total stockholders’ equity was $3,028,603. Total stockholders’ equity increased $65,372 from December 31, 2009, primarily because of sales of common stock, offset by net losses incurred. At March 31, 2010, the Company’s total current liabilities exceeded its total current assets by $315,833. To continue as a going concern, the Company must generate profits from its antimony and zeolite sales and/or acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such results.  The Company’s management is confident, however, given recent increases in pricing, the expectation of acquiring new customers, and continued reduction in capital spending, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

Cash used by operating activities during the first three months of 2010 and 2009 was $56,404 and $197,334, respectively and resulted primarily from operating losses.

Cash used by investing activities during the first three months of 2010 and 2009 was $141,925 and $47,429, respectively and primarily related to the purchase of property, plant and equipment in Mexico.

Net cash provided by financing activities during the first three months of 2010 and 2009 was $113,799 and $256,861, respectively and primarily generated from proceeds from the sale of common stock and exercise of warrants.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk.

Not applicable for small reporting company.

ITEM 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.

Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of March 31, 2010. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have been no changes during the quarter ended March 31, 2010 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.                  LEGAL PROCEEDINGS

None

Item 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2010, the Company sold shares of its restricted common stock directly and through the exercise of outstanding stock purchase warrants as follows: 310,003 shares for $0.30 per share ($93,001). In addition, 130,000 shares for $0.38 per share ($49,400) were provided to Directors of the Company as compensation.  Common stock sold is restricted as defined under Rule 144.  In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.  Proceeds received on sales of common stock were used for general corporate purposes.

Item 3.                  DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

Item 4.                  REMOVED AND RESERVED

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

UNITED STATES ANTIMONY CORPORATION (Registrant)

Date: May 14, 2010	By:	/s/ John C. Lawrence
John C. Lawrence
Director and President (Principal Executive, Financial and Accounting Officer)