Form 10-Q
period 2010-06-30
UNITED STATES ANTIMONY CORP
filed 2010-08-13
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.
Yes ☐  No  ☒

At August 16, 2010 the registrant had outstanding 54,385,435 shares of par value $0.01 common stock.

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

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED JUNE 30, 2010

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)	1-7

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	7-11

Item 3: Quantitative and Qualitative Disclosure about Market Risk	11

Item 4: Controls and Procedures	11-12

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	13

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3: Defaults upon Senior Securities	13

Item 4: Removed and Reserved	13

Item 5: Other Information	13

Item 6: Exhibits and Reports on Form 8-K	13

SIGNATURE	14

CERTIFICATIONS	15-16

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$38,518	$180,613
Accounts receivable, less allowance
for doubtful accounts of $7,600 and $7,872, respectively	356,941	161,765
Inventories	579,362	197,436
Total current assets	974,821	539,814

Properties, plants and equipment, net	3,669,851	3,404,154
Restricted cash for reclamation bonds	73,923	73,916
Total assets	$4,718,595	$4,017,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$24,929	$17,142
Accounts payable	665,342	377,775
Accrued payroll, taxes and interest	112,482	83,857
Other accrued liabilities	174,641	228,485
Deferred revenue	65,000	73,022
Payables to related parties	20,800	10,306
Long-term debt, current	61,428	57,856
Total current liabilities	1,124,622	848,443

Long-term debt, noncurrent	93,789	98,710
Accrued reclamation and remediation costs, noncurrent	107,500	107,500
Total liabilities	1,325,911	1,054,653

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: no shares issued and outstanding	—	—
Series B: 750,000 shares issued and outstanding
(liquidation preference $862,500)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference and cumulative dividends of $4,632,136 and $4,632,136, respectively)	17,509	17,509
Common stock, $0.01 par vaue, 60,000,000 shares authorized;
54,302,102 and 53,098,769 shares issued and outstanding, respectively	543,020	530,987
Stock subscriptions receivable	(293,730)	(270,000)
Additional paid-in capital	23,925,308	23,604,625
Accumulated deficit	(20,808,702)	(20,929,169)
Total stockholders' equity	3,392,684	2,963,231
Total liabilities and stockholders' equity	$4,718,595	$4,017,884

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Antimony Division - Montana
Revenues	$1,529,475	$581,208	$2,532,555	$1,055,944
Cost of sales:
Production costs	1,209,529	384,354	1,978,382	742,339
Depreciation	7,213	6,440	12,792	12,881
Freight and delivery	47,225	28,488	93,927	56,552
General and administrative	22,832	21,546	39,161	40,301
Direct sales expense	11,250	11,250	22,500	22,500
Total cost of sales	1,298,049	452,078	2,146,762	874,573
Gross profit - antimony	231,426	129,130	385,793	181,371

Zeolite Division - Idaho
Revenues	560,698	347,783	972,444	668,500
Cost of sales:
Production costs	279,726	180,508	542,380	378,606
Depreciation	46,342	50,107	92,416	99,704
Freight and delivery	8,030	14,307	6,852	39,246
General and administrative	32,191	24,545	54,383	76,452
Royalties	71,613	46,157	119,903	90,238
Direct sales expense	17,329	16,523	34,622	35,747
Total cost of sales	455,231	332,147	850,556	719,993
Gross profit (loss) - zeolite	105,467	15,636	121,888	(51,493)

Total revenues - combined	2,090,173	928,991	3,504,999	1,724,444
Total cost of sales - combined	1,753,280	784,225	2,997,318	1,594,566
Gross profit - combined	336,893	144,766	507,681	129,878

Other operating expenses:
Antimony Division - Mexico start-up costs	27,279	73,684	152,998	138,940
Corporate general and administrative	77,673	80,037	197,601	208,498
Exploration expense	—	—	1,000	9,682
Other operating expenses	104,952	153,721	351,599	357,120
Income (loss) from operations	231,941	(8,955)	156,082	(227,242)

Other (income) expenses:
Interest (income) expense, net	(3,123)	(3)	(10,013)	5,091
Factoring expense	30,481	28,189	45,629	43,852
Other expenses	27,358	28,186	35,616	48,943

Net income (loss)	$204,583	$(37,141)	$120,466	$(276,185)

Net income (loss) per share of
common stock:
Basic and diluted	Nil	Nil	Nil	$(0.01)

Weighted average shares outstanding:
Basic	53,871,664	46,595,843	53,625,642	42,923,306
Diluted	54,514,739	46,595,843	54,277,817	42,923,306

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30, 2010	June 30, 2009
Cash Flows From Operating Activities:
Net income (loss)	$120,466	$(276,185)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation expense	161,268	112,585
Common stock issued to directors for services	49,400	39,000
Change in:
Accounts receivable, net	(195,176)	(29,605)
Inventories	(381,926)	(36,433)
Accounts payable	261,258	(146,378)
Accrued payroll, taxes and interest	28,625	14,418
Other accrued liabilities	(53,844)	(19,377)
Deferred revenue	(8,022)	(441)
Payables to related parties	10,494	(25,500)
Net cash used by operating activities	(7,457)	(367,916)

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(370,156)	(169,329)
Restricted cash for reclamation bonds	(7)	7,485
Net cash used by investing activities	(370,163)	(161,844)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of commissions	193,317	574,998
Principal payments of long-term debt	(31,849)	(29,056)
Payments received on stock subscription agreements	66,270	11,509
Change in checks issued and payable	7,787	11,361
Net cash provided by financing activities	235,525	568,812

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(142,095)	39,052

Cash and cash equivalents at beginning of period	180,613	53,848
Cash and cash equivalents at end of period	$38,518	$92,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Stock issued for subscription receivable	$90,000	$—
Properties, plants & equipment acquired with long-term debt	30,500	—
Properties, plants and equipment acquired with accounts payable	26,309	59,566
Warrants exercised for forgiveness of payable and interest to related party	—	200,000
Stock issued for conversion of convertible note payable to related party	—	100,000

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.       Basis of Presentation and Changes in Accounting Policies:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

Certain consolidated financial statement amounts for the six month period ended June 30, 2009 have been reclassified to conform to the 2010 presentation.  These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (ASC) on July 1, 2009, which is effective for reporting periods ending on or after September 15, 2009. The ASC changed the way that U. S. generally accepted accounting principles (U.S. GAAP) are referenced by reorganizing the thousands of individual pronouncements that comprised U.S. GAAP into 90 accounting topics utilizing a consistent structure for each topic. The ASC does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company must now refer to topics in the ASC rather than to Statements of Financial Accounting Standards or other accounting pronouncements. Any references to U.S. GAAP in this report have been updated to reflect the guidance in the ASC

The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business.  At June 30, 2010, the Company had negative working capital of approximately $150,000 and an accumulated deficit of approximately $21 million.  These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern.  The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.  The Company’s management is confident, however, given recent increases in pricing, the expectation of acquiring new customers, and continued reduction in capital spending, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

During the six months ended June 30, 2010 the Company incurred interest expense of $5,470, all of which has been capitalized as part of the cost of constructing the Cal Los Arcos Mill in Mexico. No interest was capitalized during 2009.

2.       Income (Loss) Per Common Share:

Basic earnings per share is arrived at by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  For the three and six months ended June 30, 2009 common stock equivalents, including warrants to purchase the Company’s common stock are excluded from the calculations when their effect is antidilutive.  For the three and six months ended June 30, 2010, 643,075 and 652,175 common stock equivalents are included in the calculation of diluted earnings per share, respectively.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

3.       Inventories

	June 30, 2010	December 31, 2009
Antimony Metal	$262,248	$33,722
Antimony Oxide	190,488	109,665
Zeolite	126,626	54,049
	$579,362	$197,436

At June 30, 2010 and December 31, 2009, antimony metal consisted principally of recast metal from antimony-based compounds and metal purchased from foreign suppliers.  Antimony oxide inventory consisted of finished product oxide held at the Company’s plant.  The Company’s zeolite inventory consists of salable zeolite material held at BRZ’s Idaho mining and production facility.

4.       Commitments and Contingencies:

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

At June 30, 2010 the Company accrued $43,650 for penalties assessed by the Mine Safety and Health Administration and Idaho Department of Environmental Quality at the Bear River Zeolite facility. The penalties were assessed for minor technical infractions.

During the six months ended June 30, 2010, the Company was notified that several individuals to whom the Company is remitting royalty payments were bringing legal action for underpayment of royalties. Although we believe the possibility of a negative outcome at this time is remote, the Company has $36,459 accrued as a liability at June 30, 2010, representing the gross amount underpaid according to the claimants.

5.       Concentrations of Risk

During the quarters ended June 30, 2010 and 2009, approximately 39% and 52%, respectively, of the Company's antimony revenues were generated by sales to two customers.  The loss of the Company’s “key” customers could adversely affect its business.

6.       Related Party Transactions

During the second quarter of 2010, the Company paid $42,276 to Gary Babbit, Leo Jackson and Russell Lawrence, directors of the Company for construction of Mexican mill sites.

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

6.        Related Party Transactions, continued

During the six month period ended June 30, 2009, the Company’s Principal Executive Officer exercised a stock purchase warrant held for $0.20 per share and was issued 1,000,000 shares of common stock. The warrant was exercised using accounts payable formerly owed to him.

7.        Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest expense and factoring is not allocated to the segments.  Selected information with respect to segments is as follows:

	As of June 30, 2010	As of December 31, 2009
Properties, plants and equipment, net:
Antimony
United States	$88,227	$69,719
Mexico	1,994,565	1,659,960
Subtotal Antimony	2,082,792	1,729,679
Zeolite	1,587,059	1,674,475
	$3,669,851	$3,404,154

Inventories:
Antimony
United States	$338,097	$143,387
Mexico	114,639	—
Subtotal Antimony	452,736	143,387
Zeolite	126,626	54,049
	$579,362	$197,436

Total Assets:
Antimony
United States	$700,422	$329,932
Mexico	2,135,661	1,838,991
Subtotal Antimony	2,836,083	2,168,923
Zeolite	1,877,832	1,847,380
Corporate	4,680	1,581
	$4,718,595	$4,017,884

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

7.       Business Segments, continued

	For the six months ended
	June 30, 2010	June 30, 2009
Capital expenditures:
Antimony
United States	$31,300	$—
Mexico	390,664	206,999
Subtotal Antimony	421,964	206,999
Zeolite	5,000	21,896
	$426,964	$228,895

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Results of Operations

For the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009.

The Company’s operations resulted in net income of $204,583 for the three-month period ended June 30, 2010, compared with a net loss of $37,141 for the same period ended June 30, 2009.  The difference in income for the second quarter of 2010 compared to the similar period of 2009 is primarily due to an increase in sales volume for both antimony and zeolite.

Antimony Division:

Total revenues from antimony product sales for the second quarter of 2010 were $1,529,475 compared with $581,208 for the comparable quarter of 2009, an increase of $948,267.  During the three-month period ended June 30, 2010, 39% of the Company's revenues from antimony product sales were from sales to two customers.  Sales of antimony products during the second quarter of 2010 consisted of 414,331 pounds at an average sale price of $3.69 per pound.  During the second quarter of 2009, sales of antimony products consisted of 278,870 pounds at an average sale price of $2.08 per pound.  The significant increase in both dollars and pounds of antimony sold is primarily due to an increased supply of raw materials available for production.

The cost of antimony production was $1,209,529, or $2.92 per pound sold during the second quarter of 2010 compared to $384,354 or $1.38 per pound sold during the second quarter of 2009.  The increase in cost per pound is primarily due to an increase in the cost of the raw materials.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Antimony depreciation for the second quarter of 2010 was $7,213 compared to $6,440 for the second quarter of 2009. The increase in depreciation is due to depreciation of equipment purchased during the year.

Antimony freight and delivery expense for the second quarter of 2010 was $47,225 compared to $28,488 during the second quarter of 2009.  The increase in freight and delivery expense is primarily due to an increase in the amount of freight delivered.

General and administrative expenses in the antimony division were $22,832 during the second quarter of 2010 compared to $21,546 during the same quarter in 2009.

Antimony sales expenses were $11,250 for the second quarter of 2010 and the same for the second quarter in 2009.

Zeolite Division:

Total revenue from sales of zeolite products during the second quarter of 2010 were $560,698 at an average sales price of $149.48 per ton, compared with the same quarter sales in 2009 of $347,783 at an average sales price of $129.82 per ton.

The cost of zeolite production was $279,726, or $74.57 per ton sold, for the second quarter of 2010 compared to $180,508, or $67.38 per ton sold, during the second quarter of 2009.  The increase was due to increased labor expense during the second quarter of 2010 compared to the second quarter of 2009.

Zeolite depreciation for the second quarter of 2010 was $46,342 compared to $50,107 for the second quarter of 2009.

Zeolite freight and delivery for the second quarter of 2010 was $8,030 compared to $14,307 for the second quarter of 2009.  The decrease is due to a decrease in freight expense due to a program of having customers pay their own freight.

During the second quarter of 2010, the Company incurred costs totaling $32,191 associated with general and administrative expenses at Bear River Zeolite Company, compared to $24,545 of such expenses in the comparable quarter of 2009.  The increase is primarily due to an increase in bank charges.

Zeolite royalties expenses were $71,613 during the second quarter of 2010 compared to $46,157 during the second quarter of 2009.  The increase is due to an increase in tons of zeolite sold during the second quarter of 2010.

Zeolite sales expenses were $17,329 during the second quarter of 2010 compared to $16,523 during the second quarter of 2009.

Administrative Operations

Mexico start-up costs for the second quarter of 2010 were $27,279 compared to $73,684 during the comparable quarter of 2009. The decrease in costs is due primarily to the initiation of Mexican operations.

General and administrative expenses for the corporation were $77,673 during the second quarter of 2010 compared to $80,037 for the same quarter in 2009.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Interest income of $3,123 was incurred during the second quarter of 2010 compared to income of $3 earned during the second quarter of 2009.  The increase in income is due to increased interest earned on stock subscriptions receivable.

Accounts receivable factoring expense was $30,481 during the second quarter of 2010 compared to $28,189 during the second quarter of 2009.

For the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009.

The Company’s operations resulted in net income of $120,466 for the six-month period ended June 30, 2010, compared with net loss of $276,185 for the same period ended June 30, 2009.  The difference in income for the first half of 2010 compared to the similar period of 2009 is primarily due to increased sales and a decrease in production costs relative to revenues.

Antimony Division:

Total revenues from antimony product sales for the first half of 2010 were $2,532,555 compared with $1,055,944 for the comparable quarter of 2009, an increase of $1,476,611.  During the six-month period ended June 30, 2010, 30% of the Company's revenues from antimony product sales were from sales to one customer.  Sales of antimony products during the first half of 2010 consisted of 759,691 pounds at an average sale price of $3.33 per pound.  During the first half of 2009, sales of antimony products consisted of 498,282 pounds at an average sale price of $2.12 per pound.  The increase in antimony revenues is due to increased prices for the commodity.

The cost of antimony production was $1,978,382, or $2.60 per pound sold during the first half of 2010 compared to $742,339 or $1.49 per pound sold during the first half of 2009.  The increase in cost per pound is primarily due to increased prices for the commodity.

Antimony depreciation for the first half of 2010 was $12,792 compared to $12,881 for the first half of 2009.

Antimony freight and delivery expense for the first half of 2010 was $93,927 compared to $56,552 during the first half of 2009.  The increase in freight and delivery expense is primarily due to an increase in the amount of product delivered.

General and administrative expenses in the antimony division were $39,161 during the first half of 2010 compared to $40,301 during the same half in 2009.

Antimony sales expenses were $22,500 for the first half of 2010 and $22,500 for the first half in 2009.

Zeolite Division:

Total revenue from sales of zeolite products during the first half of 2010 were $972,444 at an average sales price of $143.77 per ton, compared with the same period sales in 2009 of $668,500 at an average sales price of $127.89 per ton. The increase in sales price per ton is due to increased pricing for the metal.

The cost of zeolite production was $542,380, or $80.19 per ton sold, for the first half of 2010 compared to $378,606, or $72.43 per ton sold, during the first half of 2009.  The increase was due to increased maintenance and labor costs in 2010 compared to 2009.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Zeolite depreciation for the first half of 2010 was $92,416 compared to $99,704 for the first half of 2009.

Zeolite freight and delivery for the first half of 2010 was $6,852 compared to $39,246 for the first half of 2009.  The decrease is due to a decrease in freight expense caused by having customers pay their own freight.

During the first half of 2010, the Company incurred costs totaling $54,383 associated with general and administrative expenses at Bear River Zeolite Company, compared to $76,452 of such expenses in the comparable period of 2009.  The decrease is primarily due to a decrease in fines and penalties.

Zeolite royalties expenses were $119,903 during the first half of 2010 compared to $90,238 during the first half of 2009.  The increase is due to an increase in the tons of zeolite sold during 2010 compared to 2009.

Zeolite sales expenses were $34,622 during the first half of 2010 compared to $35,747 during the first half of 2009.

Administrative Operations

Mexico start-up costs for the first half of 2010 were $152,998 compared to $138,940 during the comparable period of 2009. The increase in costs is due primarily to expansion and initiation of Mexican operations.

General and administrative expenses for the corporation were $197,601 during the first half of 2010 compared to $208,498 for the same period in 2009. The decrease is due to decreased director stock compensation.

Exploration expense for the first half of 2010 were $1,000 compared to $9,682 during the first half of 2009.

Interest income of $10,013 was earned during the first half of 2010 compared to $5,091 expensed during the first half of 2009.  The decrease in expense is due to the conversion of a significant loan balance to common stock between periods and interest earned on stock subscriptions receivable.

Accounts receivable factoring expense was $45,629 during the first half of 2010 compared to $43,852 during the first half of 2009.

Financial Condition and Liquidity

At June 30, 2010, Company assets totaled $4,718,595 and total stockholders’ equity was $3,392,684. Total stockholders’ equity increased $429,453 from December 31, 2009, primarily because of sales of common stock, and net income. At June 30, 2010, the Company’s total current liabilities exceeded its total current assets by $149,801. To continue as a going concern, the Company must continue to generate profits from its antimony and zeolite sales and/or acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such results.  The Company’s management is confident, however, given recent increases in pricing, the expectation of acquiring new customers, and continued reduction in capital spending, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Cash used by operating activities during the first six months of 2010 and 2009 was $7,457 and $367,916, respectively and resulted primarily from inventory purchases in 2010 and operating losses in 2009, respectively.

Cash used by investing activities during the first six months of 2010 and 2009 was $370,163 and $161,844, respectively and primarily related to the purchase of property, plant and equipment in Mexico.

Net cash provided by financing activities during the first six months of 2010 and 2009 was $235,525 and $568,812, respectively and primarily generated from proceeds from the sale of common stock and exercise of warrants.

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk.

Not applicable for small reporting company.

ITEM 4.     Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.

Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2010. These material weaknesses are as follows:

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

ITEM 4.     Controls and Procedures, continued

MANAGEMENT'S REMEDIATION INITIATIVES

We are aware of these material weaknesses and plan to put procedures in place to ensure that independent review of material transactions is performed. In addition, we plan to consult with independent experts when complex transactions are entered into.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have been no changes during the quarter ended June 30, 2010 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

None

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2010, the Company sold shares of its restricted common stock directly and through the exercise of outstanding stock purchase warrants as follows: 1,033,333 shares for $0.30 per share ($310,000) and 40,000 shares for $0.20 per share ($8,000). In addition, 130,000 shares for $0.38 per share ($49,400) were provided to Directors of the Company as compensation.  Common stock sold is restricted as defined under Rule 144.  In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.  Proceeds received on sales of common stock were used for general corporate purposes.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date: August 13, 2010	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President
(Principal Executive, Financial and Accounting Officer)