Form 10-Q
period 2010-09-30
UNITED STATES ANTIMONY CORP
filed 2010-11-12
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended september 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________

Commission file number  001-08675

UNITED STATES ANTIMONY CORPORATION

(Exact name of registrant as specified in its charter)

Montana	81-0305822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No  ☒

At November 15, 2010 the registrant had outstanding 54,885,435 shares of par value $0.01 common stock.

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
ENDED SEPTEMBER 30, 2010

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$41,267	$180,613
Accounts receivable, less allowance
for doubtful accounts of $7,600 and $7,872, respectively	319,843	161,765
Inventories	523,826	197,436
Total current assets	884,936	539,814

Properties, plants and equipment, net	3,810,636	3,404,154
Restricted cash for reclamation bonds	73,935	73,916
Total assets	$4,769,507	$4,017,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$—	$17,142
Accounts payable	508,550	377,775
Accrued payroll, taxes and interest	111,070	83,857
Other accrued liabilities	182,364	228,485
Deferred revenue	65,000	73,022
Payables to related parties	22,260	10,306
Long-term debt, current	54,569	57,856
Total current liabilities	943,813	848,443

Long-term debt, noncurrent	91,194	98,710
Accrued reclamation and remediation costs, noncurrent	107,500	107,500
Total liabilities	1,142,507	1,054,653

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: no shares issued and outstanding	—	—
Series B: 750,000 shares issued and outstanding
(liquidation preference $862,500)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference and cumulative dividends of $4,632,136
and $4,632,136, respectively)	17,509	17,509
Common stock, $0.01 par vaue, 60,000,000 shares authorized;
54,885,435 and 53,098,769 shares issued and outstanding, respectively	548,854	530,987
Stock subscriptions receivable	(323,730)	(270,000)
Additional paid-in capital	24,097,975	23,604,625
Accumulated deficit	(20,722,887)	(20,929,169)
Total stockholders' equity	3,627,000	2,963,231
Total liabilities and stockholders' equity	$4,769,507	$4,017,884

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Antimony Division - Montana
Revenues	$1,899,469	$801,601	$4,432,024	$1,857,545
Cost of sales:
Production costs	1,278,840	547,402	3,257,222	1,289,741
Depreciation	7,937	27,965	20,729	40,846
Freight and delivery	75,887	30,599	169,814	87,151
General and administrative	18,247	20,658	57,408	60,959
Direct sales expense	11,250	11,250	33,750	33,750
Total cost of sales	1,392,161	637,874	3,538,923	1,512,447
Gross profit - antimony	507,308	163,727	893,101	345,098

Zeolite Division - Idaho
Revenues	760,264	411,369	1,732,708	1,079,869
Cost of sales:
Production costs	395,686	213,344	938,066	591,950
Depreciation	47,885	50,262	140,301	149,966
Freight and delivery	4,817	12,601	11,669	51,847
General and administrative	30,932	39,473	85,315	115,925
Royalties	81,229	53,208	201,132	143,446
Direct sales expense	17,566	17,476	52,188	53,223
Total cost of sales	578,115	386,364	1,428,671	1,106,357
Gross profit (loss) - zeolite	182,149	25,005	304,037	(26,488)

Total revenues - combined	2,659,733	1,212,970	6,164,732	2,937,414
Total cost of sales - combined	1,970,276	1,024,238	4,967,594	2,618,804
Gross profit - combined	689,457	188,732	1,197,138	318,610

Other operating expenses:
Antimony Division - Mexico start-up costs	195,013	—	291,951	—
Antimony Division - Mexico depreciation	46,768	—	102,828	—
Antimony Division - Mexico impairment loss	199,302	—	199,302	—
Corporate general and administrative	121,710	101,049	319,311	309,547
Exploration expense	—	117,631	1,000	266,253
Other operating expenses	562,793	218,680	914,392	575,800
Income (loss) from operations	126,664	(29,948)	282,746	(257,190)

Other (income) expenses:
Interest (income) expense, net	2,405	892	(7,608)	5,983
Factoring expense	38,444	18,878	84,073	62,730
Other expenses	40,849	19,770	76,465	68,713

Net income (loss)	$85,815	$(49,718)	$206,281	$(325,903)

Net income (loss) per share of
common stock:
Basic and diluted	Nil	Nil	Nil	$(0.01)

Weighted average shares outstanding:
Basic	54,953,914	51,061,186	54,076,568	49,340,637
Diluted	55,198,358	51,061,186	54,309,523	49,340,637

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	September 30, 2010	September 30, 2009
Cash Flows From Operating Activities:
Net income (loss)	$206,281	$(325,903)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation expense	263,858	190,812
Common stock issued to directors for services	49,400	39,000
Mexico impairment loss	199,302	—
Change in:
Accounts receivable, net	(158,078)	(173,768)
Inventories	(326,390)	(18,776)
Accounts payable	83,965	(198,298)
Accrued payroll, taxes and interest	27,213	16,229
Other accrued liabilities	(46,121)	(16,431)
Deferred revenue	(8,022)	83,171
Accrued interest payable	—	1,006
Payables to related parties	11,954	(21,088)
Net cash provided (used) by operating activities	303,362	(424,046)

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(792,332)	(312,329)
Restricted cash for reclamation bonds	(19)	7,465
Net cash used by investing activities	(792,351)	(304,864)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of commissions	281,817	715,108
Principal payments of long-term debt	(41,302)	(48,538)
Payments received on stock subscription agreements	126,270	13,333
Change in checks issued and payable	(17,142)	18,581
Net cash provided by financing activities	349,643	698,484

NET DECREASE IN CASH AND CASH EQUIVALENTS	(139,346)	(30,426)
Cash and cash equivalents at beginning of period	180,613	53,848
Cash and cash equivalents at end of period	$41,267	$23,422

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Stock issued for subscription receivable	$180,000	$86,000
Properties, plants and equipment acquired with accounts payable	46,810	72,670
Properties, plants & equipment acquired with long-term debt	30,500	19,000
Warrants exercised for forgiveness of payable and interest to related party	—	200,000
Stock issued for conversion of convertible note payable to related party	—	100,000

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.       Basis of Presentation and Changes in Accounting Policies:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

Certain consolidated financial statement amounts for the nine month period ended September 30, 2009 have been reclassified to conform to the 2010 presentation.  These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (ASC) on July 1, 2009, which is effective for reporting periods ending on or after September 15, 2009. The ASC changed the way that U. S. generally accepted accounting principles (U.S. GAAP) are referenced by reorganizing the thousands of individual pronouncements that comprised U.S. GAAP into 90 accounting topics utilizing a consistent structure for each topic. The ASC does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company must now refer to topics in the ASC rather than to Statements of Financial Accounting Standards or other accounting pronouncements. Any references to U.S. GAAP in this report have been updated to reflect the guidance in the ASC

The financial statements have been prepared on a going concern basis, which assumes realization of assets and liquidation of liabilities in the normal course of business.  At September 30, 2010, the Company had negative working capital of approximately $59,000 and an accumulated deficit of approximately $21 million.  These factors, among others, indicate that there is substantial doubt that the Company will be able to meet its obligations and continue in existence as a going concern.  The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.  The Company’s management is confident, however, given recent increases in pricing, the expectation of acquiring new customers, and continued reduction in capital spending, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

During the nine months ended September 30, 2010 the Company incurred interest expense of $5,470, all of which has been capitalized as part of the cost of constructing the Cal Los Arcos Mill in Mexico. No interest was capitalized during 2009.

2.       Income (Loss) Per Common Share:

Basic earnings per share is arrived at by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding.  For the three and nine months ended September 30, 2009 common stock equivalents, including 750,000 warrants to purchase the Company’s common stock are excluded from the calculations when their effect is antidilutive.  For the three and nine months ended September 30, 2010, 244,444 and 232,955 common stock equivalents, respectively are included in the calculation of diluted earnings per share.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

3.       Inventories

	September 30, 2010	December 31, 2009
Antimony Metal	$229,710	$33,722
Antimony Oxide	184,742	109,665
Zeolite	109,374	54,049
	$523,826	$197,436

At September 30, 2010 and December 31, 2009, antimony metal consisted principally of recast metal from antimony-based compounds and metal purchased from foreign suppliers.  Antimony oxide inventory consisted of finished product oxide held at the Company’s plant.  The Company’s zeolite inventory consists of salable zeolite material held at BRZ’s Idaho mining and production facility.

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

At September 30, 2010, the Company accrued $27,744 for penalties assessed by the Mine Safety and Health Administration and Idaho Department of Environmental Quality at the Bear River Zeolite facility. The penalties were assessed for minor technical infractions.

During the nine months ended September 30, 2010, the Company was notified that several individuals to whom the Company is remitting royalty payments were bringing legal action for underpayment of royalties. Although management believes the possibility of a negative outcome is remote, the Company has $53,858 accrued as a liability at September 30, 2010, representing the gross amount underpaid according to the claimants.

5.     Concentrations of Risk

During the quarters ended September 30, 2010 and 2009, approximately 27% and 50%, respectively, of the Company's antimony revenues were generated by sales to two customers(Kohler, Inc. and Polymer Products Corporation).  The loss of the Company’s “key” customers could adversely affect its business.

6.     Related Party Transactions

During the third quarter of 2010, the Company paid $39,492 to Gary Babbit, Leo Jackson and Russell Lawrence, directors of the Company for permitting and other construction related activities at Mexican mill sites.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6.     Related Party Transactions, continued

In the nine month period ended September 30, 2009, John Lawrence, the Company’s Principal Executive Officer, exercised his conversion rights under the Unsecured Convertible Note Payable owed him at a conversion price of $0.20 per share, and was issued 500,000 shares of common stock.

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

7.       Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest expense and factoring is not allocated to the segments.  Selected information with respect to segments is as follows:

	As of September 30, 2010	As of December 31, 2009
Properties, plants and equipment, net:
Antimony
United States	$83,799	$69,719
Mexico	2,156,363	1,659,960
Subtotal Antimony	2,240,162	1,729,679
Zeolite	1,570,474	1,674,475
	$3,810,636	$3,404,154

Inventories:
Antimony
United States	$277,219	$143,387
Mexico	137,233	—
Subtotal Antimony	414,452	143,387
Zeolite	109,374	54,049
	$523,826	$197,436

Total Assets:
Antimony
United States	$508,196	$329,932
Mexico	2,309,761	1,838,991
Subtotal Antimony	2,817,957	2,168,923
Zeolite	1,946,012	1,847,380
Corporate	5,538	1,581
	$4,769,507	$4,017,884

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

7.       Business Segments, continued

	For the nine months ended
	September 30, 2010	September 30, 2009
Capital expenditures:
Antimony
United States	$34,809	$22,000
Mexico	798,533	348,622
Subtotal Antimony	833,342	370,622
Zeolite	36,300	33,377
	$869,642	$403,999

8.     Impairment

During the third quarter of 2010, the Company became aware the Mexico mill site, located in Queretaro, Mexico has no future value due to the site’s selection as a UNESCO “World Heritage Site”.  The Company has abandoned the mill site and is relocating the operation to a new location.  An impairment loss for the assets abandoned was recorded in the current quarter in the amount of $199,302.

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

Results of Operations

For the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009.

The Company’s operations resulted in net income of $85,815 for the three-month period ended September 30, 2010, compared with a net loss of $49,718 for the same period ended September 30, 2009.  The difference in income for the third quarter of 2010 compared to the similar period of 2009 is primarily due to an increase in sales volume for both antimony and zeolite.

Antimony Division:

Total revenues from antimony product sales for the third quarter of 2010 were $1,899,469 compared with $801,601 for the comparable quarter of 2009, an increase of $1,097,868.  During the three-month period ended September 30, 2010, 55% of the Company's revenues from antimony product sales were from sales to two customers (Kohler, Inc, and Polymer Products Corporation).  Sales of antimony products during the third quarter of 2010 consisted of 478,751 pounds at an average sale price of $3.97 per pound.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

During the third quarter of 2009, sales of antimony products consisted of 343,074 pounds at an average sale price of $2.34 per pound.  The significant increase in both dollars and pounds of antimony sold is primarily due to an increased supply of raw materials available for production.

The cost of antimony production was $1,278,840, or $2.67 per pound sold during the third quarter of 2010 compared to $547,402, or $1.60 per pound sold during the third quarter of 2009.  The increase in cost per pound is primarily due to an increase in the cost of the raw materials.

Antimony depreciation for the third quarter of 2010 was $7,937 compared to $27,965 for the third quarter of 2009. The decrease in depreciation is due to the limited fixed asset additions during the year.

Antimony freight and delivery expense for the third quarter of 2010 was $75,887 compared to $30,599 during the third quarter of 2009.  The increase in freight and delivery expense is primarily due to an increase in the amount of freight delivered.

General and administrative expenses in the antimony division were $18,247 during the third quarter of 2010 compared to $20,658 during the same quarter in 2009.

Antimony sales expenses were $11,250 for the third quarter of 2010 and the same for the third quarter in 2009.

Zeolite Division:

Total revenue from sales of zeolite products during the third quarter of 2010 were $760,264 at an average sales price of $168.28 per ton, compared with the same quarter sales in 2009 of $411,369 at an average sales price of $135.41 per ton.

The cost of zeolite production was $395,686, or $87.56 per ton sold, for the third quarter of 2010 compared to $213,344, or $70.23 per ton sold, during the third quarter of 2009.  The increase was due to increased labor expense during the third quarter of 2010 compared to the third quarter of 2009.

Zeolite depreciation for the third quarter of 2010 was $47,885 compared to $50,262 for the third quarter of 2009.

Zeolite freight and delivery for the third quarter of 2010 was $4,817 compared to $12,601 for the third quarter of 2009.  The decrease is due to a decrease in freight expense due to a program of having customers pay their own freight.

During the third quarter of 2010, the Company incurred costs totaling $30,932 associated with general and administrative expenses at Bear River Zeolite Company, compared to $39,473 of such expenses in the comparable quarter of 2009.

Zeolite royalties expenses were $81,229 during the third quarter of 2010 compared to $53,208 during the third quarter of 2009.  The increase is due to an increase in tons of zeolite sold during the third quarter of 2010.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Zeolite sales expenses were $17,566 during the third quarter of 2010 compared to $17,476 during the third quarter of 2009.

Administrative Operations

Mexico start-up costs for the third quarter of 2010 were $195,013 compared to $0 during the comparable quarter of 2009. The increase in costs is due primarily to the initiation of Mexican operations.

Mexico depreciation for the third quarter of 2010 was $46,768 compared to $0 for the third quarter of 2009.

General and administrative expenses for the corporation were $121,710 during the third quarter of 2010 compared to $101,049 for the same quarter in 2009.

During the third quarter of 2010, the Company recorded an impairment loss of $199,302.  As described further in Note 8, the Company has identified a mill site in Mexico that was determined to have no future value.  The Company is in the process of removing equipment from that site and re-installing it at a separate site in Mexico.

Interest expense of $2,405 was incurred during the third quarter of 2010 compared to income of $892 during the third quarter of 2009.

Accounts receivable factoring expense was $38,444 during the third quarter of 2010 compared to $18,878 during the third quarter of 2009.  The increase is due to increased sales and accounts receivable.

For the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009.

The Company’s operations resulted in net income of $206,281 for the nine-month period ended September 30, 2010, compared with net loss of $325,903 for the same period ended September 30, 2009.  The difference in income for the first nine months of 2010 compared to the similar period of 2009 is primarily due to increased sales and a decrease in production costs relative to revenues.

Antimony Division:

Total revenues from antimony product sales for the first nine months of 2010 were $4,432,024 compared with $1,857,545 for the comparable quarters of 2009, an increase of $2,574,479.  During the nine-month period ended September 30, 2010, 37% of the Company's revenues from antimony product sales were from sales to one customer.  Sales of antimony products during the first nine months of 2010 consisted of 1,238,442 pounds at an average sale price of $3.58 per pound.  During the first nine months of 2009, sales of antimony products consisted of 841,154 pounds at an average sale price of $2.21 per pound.  The increase in antimony revenues is due to increased prices for the commodity.

The cost of antimony production was $3,257,222, or $2.63 per pound sold during the first nine months of 2010 compared to $1,289,741 or $1.53 per pound sold during the first nine months of 2009.  The increase in cost per pound is primarily due to increased prices for the commodity.

Antimony depreciation for the first nine months of 2010 was $20,729 compared to $40,846 for the first nine months of 2009. The decrease is due to the limited number of new assets acquired during the first nine months of 2010.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Antimony freight and delivery expense for the first nine months of 2010 was $169,814 compared to $87,151 during the first nine months of 2009.  The increase in freight and delivery expense is primarily due to an increase in the amount of product delivered.

General and administrative expenses in the antimony division were $57,408 during the first nine months of 2010 compared to $60,959 during the same period in 2009.

Antimony sales expenses were $33,750 for the first nine months of 2010 and $33,750 for the first nine months in 2009.

Zeolite Division:

Total revenue from sales of zeolite products during the first nine months of 2010 were $1,732,708 at an average sales price of $153.58 per ton, compared with the same period sales in 2009 of $1,079,869 at an average sales price of $131.10 per ton. The increase in sales price per ton is due to increased pricing for the metal.

The cost of zeolite production was $938,066, or $83.14 per ton sold, for the first nine months of 2010 compared to $591,950, or $71.86 per ton sold, during the first nine months of 2009.  The increase was due to increased maintenance and labor costs in 2010 compared to 2009.

Zeolite depreciation for the first nine months of 2010 was $140,301 compared to $149,966 for the first nine months of 2009.

Zeolite freight and delivery for the first nine months of 2010 was $11,669 compared to $51,847 for the first nine months of 2009.  The decrease is due to a decrease in freight expense caused by having customers pay their own freight.

During the first nine months of 2010, the Company incurred costs totaling $85,315 associated with general and administrative expenses at Bear River Zeolite Company, compared to $115,925 of such expenses in the comparable period of 2009.  The decrease is primarily due to a decrease in fines and penalties.

Zeolite royalties expenses were $201,132 during the first nine months of 2010 compared to $143,446 during the first nine months of 2009.  The increase is due to an increase in the tons of zeolite sold during 2010 compared to 2009.

Zeolite sales expenses were $52,188 during the first nine months of 2010 compared to $53,223 during the first nine months of 2009.

Administrative Operations

Mexico start-up costs for the first nine months of 2010 were $291,951 compared to $0 during the comparable period of 2009. The increase in costs is due primarily to expansion and initiation of Mexican operations.

Mexico depreciation for the first nine months of 2010 was $102,828 compared to $0 for the first nine months of 2009.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

General and administrative expenses for the corporation were $319,311 during the first nine months of 2010 compared to $309,547 for the same period in 2009.

Exploration expense for the first nine months of 2010 was $1,000 compared to $266,253 during the first nine months of 2009. The decrease is attributable to the initiation of Mexican operations.

During the third quarter of 2010, the Company recorded an impairment loss of $199,302.  As described further in Note 8, the Company has identified a mill site in Mexico that was determined to have no future value.  The Company is in the process of removing equipment from that site and re-installing it at a separate site in Mexico

Interest income of $7,608 was earned during the first nine months of 2010 compared to $5,983 expensed during the first nine months of 2009.  The decrease in expense is due to the conversion of a significant loan balance to common stock between periods and interest earned on stock subscriptions receivable.

Accounts receivable factoring expense was $84,073 during the first nine months of 2010 compared to $62,730 during the first nine months of 2009. The increase is attributable to increased sales and accounts receivable.

Financial Condition and Liquidity

At September 30, 2010, Company assets totaled $4,769,507 and total stockholders’ equity was $3,627,000. Total stockholders’ equity increased $663,769 from December 31, 2009, primarily because of sales of common stock, and net income. At September 30, 2010, the Company’s total current liabilities exceeded its total current assets by $58,877. To continue as a going concern, the Company must continue to generate profits from its antimony and zeolite sales and/or acquire additional capital resources through the sale of its securities or from short and long-term debt financing. Without financing and profitable operations, the Company may not be able to meet its obligations, fund operations and continue in existence. While management is optimistic that the Company will be able to sustain profitable operations and meet its financial obligations, there can be no assurance of such results.  The Company’s management is confident, however, given recent increases in pricing, the expectation of acquiring new customers, and continued reduction in capital spending, that it will be able to generate cash from operations and financing sources that will enable it to meet its obligations over the next twelve months.

Cash (used) provided by operating activities during the first nine months of 2010 and 2009 was $303,362 and $(424,046), respectively and resulted primarily from inventory purchases in 2010, an impairment loss in 2010, and operating losses in 2009, respectively.

Cash used by investing activities during the first nine months of 2010 and 2009 was $792,351 and $304,864, respectively and primarily related to the purchase of property, plant and equipment in Mexico.

Net cash provided by financing activities during the first nine months of 2010 and 2009 was $349,643 and $698,484, respectively and primarily generated from proceeds from the sale of common stock and exercise of warrants.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk.

Not applicable for small reporting company.

ITEM 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.

Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of September 30, 2010. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have been no changes during the quarter ended September 30, 2010 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.                  LEGAL PROCEEDINGS

None

Item 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2010, the Company sold shares of its restricted common stock directly and through the exercise of outstanding stock purchase warrants as follows: 1,616,666 shares for $0.30 per share ($485,000) and 40,000 shares for $0.20 per share ($8,000). In addition, 130,000 shares for $0.38 per share ($49,400) were provided to Directors of the Company as compensation.  Common stock sold is restricted as defined under Rule 144.  In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.  Proceeds received on sales of common stock were used for general corporate purposes.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date: November 12, 2010	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President
(Principal Executive, Financial and Accounting Officer)