Form 10-K
period 2010-12-31
UNITED STATES ANTIMONY CORP
filed 2011-03-28
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $16,640,355 as of June 30, 2010.

At March 25, 2011, the registrant had 56,307,382 outstanding shares of par value $0.01 common stock.

TABLE OF CONTENTS
PART I

ITEM 1.	DESCRIPTION OF BUSINESS	4
	General	4
	History	4
	Overview-2010	4
	Antimony Division	4
	Zeolite Division	6
	Environmental Matters	7
	Employees	8
	Other	8

ITEM 1A.	RISK FACTORS	8

ITEM 1B.	UNRESOLVED STAFF COMMENTS	9

ITEM 2.	DESCRIPTION OF PROPERTIES	9
	Antimony Division	9
	Zeolite Division	15

ITEM 3.	LEGAL PROCEEDINGS	20

ITEM 4.	(REMOVED AND RESERVED)	20

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	20

ITEM 6.	SELECTED FINANCIAL DATA	20

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	20

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 8.	FINANCIAL STATEMENTS	22

ITEM 9(T).	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	22

ITEM 9A	CONTROLS AND PROCEDURES	22

ITEM 9B	OTHER INFORMATION	23

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	23

ITEM 11.	EXECUTIVE COMPENSATION	25

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	25

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	26

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	26

PART IV

ITEM 15.	EXHIBITS AND REPORTS ON FORM 8-K	27

SIGNATURES		31

CERTIFICATIONS		32

FINANCIAL STATEMENTS		F1-F20

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

Overview-2010

Antimony Sales

During 2010, sales of our antimony products increased approximately 159% from 2009.  The profitability of the Antimony Division increased from $352,164 in 2009 to $903,560 in 2010.

Zeolite Sales

During 2010, sales of zeolite increased 57% in 2010 from 2009 and the gross profit increased from $16,882 in 2009 to $470,172 in 2010.

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

Prior to 1984, we mined antimony underground by driving drifts and using slushers in room and pillar type stopes.  Mining was suspended in December 1983, because antimony could be purchased more economically from foreign sources.

Because we depend on foreign sources for raw materials, there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by us.  We are currently developing sources of antimony through our sites in Mexico and working with suppliers in Central America, Europe and South America.

We currently own 100% of the common stock, equipment, and the lease on real property of United States Antimony, Mexico S.A. de C.V. ("USAMSA"), which was formed in April 1998.  This plant is currently ready to begin production.

The San Miguel property is located in the State of Queretaro, Mexico. The property began operations in 2009 using equipment shipped from Montana.  We currently own 100% of the stock in Antimonia de Mexico SA de CV (AM) which owns the San Miguel property.

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

We estimate (but have not independently confirmed) that our present share of the domestic market for antimony oxide products is approximately 2%.  We are the only significant U.S. producer of antimony products, however, many of the Company’s competitors have substantially more resources and market share.  The balance of domestic demand is satisfied by foreign imports (primarily China).

For the year ended December 31, 2010, we sold 1,679,042 pounds of antimony products generating $6,657,369 in revenues which is an increase of 159%.  During 2009, we sold 1,103,824 pounds of antimony products generating $2,567,107 in revenues.  During 2010 and 2009, approximately 37% and 40%, respectively, of our antimony sales were made to one customer.

Marketing We employ full-time marketing personnel and have negotiated various commission based sales agreements with other chemical distribution companies.

Year	Average Price
2010 2009	$3.67 2.28
2008	2.88
2007	2.52
2006	2.28
2005	1.73
2004	1.32
2003	1.21
2002	0.88
2001	0.58

Antimony Price Fluctuations: Our operating results have been, and will continue to be, directly related to the market prices of antimony metal, which have fluctuated widely in recent years.  The volatility of prices is illustrated by the following table, which sets forth the average prices of antimony metal per pound as reported by sources deemed reliable by us.

The range of sales prices for antimony oxide per pound was as follows for the periods indicated:

Year	High	Low	Average Price
2010	$9.74	$2.58	$3.67
2009 2008	5.89 7.50	1.78 2.35	2.37 2.72
2007	5.45	2.23	2.52
2006	5.14	1.76	2.28
2005	5.45	1.36	1.58
2004	5.45	0.95	1.48
2003	5.45	1.01	1.27
2002	5.25	0.71	0.99
2001	5.99	0.66	0.93

Antimony metal prices are determined by a number of variables over which we have no control.  These include the availability and price of imported metals, the quantity of new metal supply, and industrial and commercial demand.  If metal prices decline and remain depressed, our revenues and profitability may be adversely affected.

We use various antimony raw materials to produce our products.  We currently obtain antimony raw material from sources in North America, Mexico, Europe, South America and Australia.

Zeolite Division

We own 100% of Bear River Zeolite Company (BRZ), an Idaho corporation incorporated on June 1, 2000.  BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment.  In 2010 the royalty was adjusted to $10 per ton sold.  The current minimum annual royalty is $60,000.  In addition, BRZ has located more zeolite on U.S. Bureau of Land Management land.  A company controlled by Al Dugan, a significant stockholder and, as such, an affiliate, payment equal to 3% of net sales on zeolite products.  On a combined basis, royalties vary from 8%-13%.   BRZ has constructed a processing plant on the property and it has improved its productive capacity.  Through December 31, 2010, we had spent approximately $3,700,000 to purchase and construct the processing plant and develop sales.

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

Antimony Processing Site.

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site").  Under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality require that we line a storm water pond and construct a water treatment facility and thus fulfill the majority of our environmental responsibilities at the Stibnite Hill Mine site.  At December 31, 2010, we have accrued $100,000.

Yellow Jacket Mine.

During 2006, USAC received a reclamation award for the Yellow Jacket Mine from the U. S. Forest Service, Idaho Department of Lands, U. S. Department of the Interior Bureau of Land Management, Idaho Department of Water Resources, and Idaho Fish and Game.

BRZ.

During 2001, we recorded a reclamation accrual for our Bear River Zeolite subsidiary, based on an analysis performed by management and reviewed and approved by regulatory authorities for environmental bonding purposes.  The accrual of $7,500 represents the Company's estimated costs of reclaiming, in accordance with regulatory requirements; the acreage disturbed by our zeolite operations and remains unchanged at December 31, 2010.

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

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2010.  We have made significant reclamation and remediation progress on all our properties over the past three years and have complied with regulatory requirements in our environmental remediation efforts.

Employees

As of December 31, 2010, we employed 27 full-time employees.  The number of full-time employees may vary seasonally.  None of our employees are covered by any collective bargaining agreement.

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

We are delinquent or in arrears on significant current liabilities.

As of December 31, 2010, we are delinquent on the payment of several current liabilities including accounts payable of approximately $79,900 and accrued interest payable of approximately $16,500.  In the absence of payment arrangements, creditors could individually or collectively demand immediate payment and jeopardize our ability to fund operations and correspondingly damage our business.

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

We have accruals totaling $107,500 on our balance sheet at December 31, 2010, for our environmental reclamation responsibilities. If we are not able to adequately perform our reclamation activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

Item 1B.  Unresolved Staff Comments

Not applicable to a Smaller Reporting Company.

Item 2. Description of Properties

Antimony Division

Our principal antimony plant is located in the Burns Mining District, Sanders County, Montana approximately 14 miles west of Thompson Falls on Montana Highway 471. This highway is asphalt, and the property is accessed by cars and trucks. The property includes 2 5-acre patented mill sites that are owned fee-simple by the Company. The claims are U. S. Antimony Mill Site No 1 (Mineral Survey 10953) and U. S. Antimony Mill Site No. 2 (Mineral Survey 10953). There are 3 other patented Mill Site claims known as the Station Mill Site (Mineral Survey 9190B, 4.394 acres), Excelsior Mill Site (Mineral Survey 9190B, 4.972 acres), and Mammoth Mill Site (Mineral Survey 9190B, 5.000 acres) that the Company has paid taxes on for 39 years that are being disputed by the U. S. Forest Service concerning ownership. The Company has been paying Sanders County property taxes on 3 patented mill site claims in the  Burns Mining District of Montana since 1969 when the Company purchased the original block of claims. USAC was the registered owner of the claims at the Sanders County Courthouse.  The claims include the Station Mill Site (4.994 acres), Excelsior Mill Site (4.972 acres), and the Mammoth Mill Site (5.000 acres) Patent Survey No. 9190 A. We discovered that the BLM cancelled the patents on 12 January2000 because “the claims were not filed with the BLM in accordance with the FLPMA and are deemed to be abandoned and void by operation of law.” Neither USAC nor the Sanders County Court House were ever notified of this decision and we continue to pay taxes. We do not believe that this taking is valid.  It does not have a substantial impact on the Company.

The U. S. Antimony Mill Sites were used to run a flotation mill and processing plant for antimony that the Company mined on adjacent claims that have been sold. Presently the Company runs a processing plant that includes nine furnaces of a proprietary design to produce antimony metal, antimony oxide, and various other products. The facility includes 6 buildings and the main office of the Company. There are no plans to resume mining on the claims that have been sold or abandoned although the mineral rights have been retained on many of the patented mining claims. The U. S. Forest Service and Montana Department of Environmental Quality have told the Company that the resumption of mining would require an Environmental Impact Statement, massive cash bonding, and would be followed by years of law suits. The mill site is serviced with three-phase electricity from Northwest Power, and water is pumped from a well.

U. S. Antimony claims no reserves on any of these properties.

Antimony mining and milling operations in the U.S. were curtailed during 1983 due to continued declines in the price of antimony.  We are currently purchasing foreign raw antimony materials and continue to produce antimony metal, oxide and sodium antimonate from our antimony processing facility near Thompson Falls, Montana.

MINE PROPERTIES
LOS JAUREZ GROUP.

USAC holds three properties that are collectively called the “Los Juarez” property in Coahuila as follows:

1.
San Miguel I and II are being purchased by a USAC subsidiary named Antimonio de Mexico, S. A. de C. V (“AM”) for US$1,480,500. To date the Company has paid $612,891.32. The property consists of 40 hectares.

2.	San Juan I and II are concessions owned by AM and include 466 hectares.

3.
San Juan III is held by a lease Agreement by AM in which the Company will pay a 10% royalty based on the net smelter returns from another USAC Mexican subsidiary named United States Antimony Mexico, S. A. de C. V. (“USAMSA”). It consists of 214 hectares.

The concessions are contiguous and collectively constitute 720 hectares. The claims are accessed by roads that lead to highways.

CONSEJO DE RECURSOS MINERALES MONOGRAFIAS GEOLOGICO-MINERAS

ESTADO DE QUERETARO

SAN LUIS POTOSI
GUANAJUATO
HIDALGO
MICHOACAN
EDO. DE MEXICO
Soyatal
Los Juarez (coahuila)
PINAL DE AMOLES
JALPAN DE SERRA
LANDA DE MATAMOROS
RIO BLANCO
PEÑA MILLER
SAN JOAQUIN
VIZARRON
MACONI
TOLIMAN
COLON
CADEREYTA DE MONTES
EZEQUIEL MONTES
EL MARQUES
QUERETARO
CORREGIDORA
TEQUISQUIAPAN
PEDRO ESCOBEDO
S.J. DEL RIO
HUIMILPAN
AMEALCO
A S. MIGUEL DE ALLENDE
A S.L. POTOSI
CELAYA (CUOTA)
CELAYA (LIBRE)
A ACAMBARO
A MORELIA
A MEXICO
A TOLUCA
A ACULCO
A HUICHAPAN
SOLIS
A RIO VERDE
A CD. VALLES
FUENTE: QUERETARO MAPA DE CARRETERAS S.C.T. (1991)
ESCALA
EXPLICACION
AUTOPISTA
CARRETERA FEDERAL
CARRETERA ESTATAL
CAMINOS DE TERRACERIA
VIA DE FERROCARRIL
AEROPUERTO NACIONAL
AEROPISTA

FIGURA 3. VIAS DE COMUNICACIONES

Part of the USAC Mexican property including San Miguel I and II and part of San Juan III was originally drilled by Penoles in 1970 when antimony metal prices were high. They did not proceed with the property due to the complex metallurgy of antimony. Subsequently, the Mexican Government did additional work and reported a reserve of 1,000,000 metric tons (mt) grading 1.8% antimony and 8.1 ounces of silver per metric ton (opmt) in Consejo de Recursos  Minerales (Publicacion M-4e). However, the Securities and Exchange Commission does not recognize this report, and the Company claims no reserves.

CONSEJO DE RECURSOS MINERALES MONOGRAFIAS GEOLOGICO-MINERAS

ESTADO DE QUERETARO

A VIZARRON
EXPLICACION
BRECHA SILICIFICADA Y MINERALIZADA
CALIZA SILICIFICADA
CALIZA EL DOCTOR
CONTACTO GEOLOGICO
RUMBO Y ECHADO
OBRA MINERA
TAJO
POZO DE PROSPECCION
ZANJA
CAMINO DE TERRACERIA
ESCALA

FIGURA 34. AREA MINERALIZADA COAHUILA

The mineralized zone is a classic manto-type deposit in the Cretaceous El Doctor Limestone. The mineralization is confined to a silicified breccia zone that is probably a low angle thrust fault. The manto strikes north 70 degrees west and dips to the north at about 20 degrees. The manto is concordant with the bedding. On the west (San Miguel I and II) most of the manto is covered down dip to the north; on the east end (San Juan I and II) the manto forms a dip slope that is exposed. The silicified breccia is resistant to erosion and supports the ridge.

The dimensions of the manto are still conjectural. However, the strike length appears to be more than 4,500 meters. On the west end, the manto is exposed in a narrow band, but exposures in shafts, an open pit, and comparison to the manto on the east end indicate a potential width of 250 meters or more. At this point the northern down-dip extension of the manto is not visible. The thickness is 8 meters in an open pit. However, the thickness of the manto is irregular.

At the USAC (ADM) discovery at San Juan I and II, the Ejido of Los Juarez, on the east end of the mineralized zone there are numerous trenches, surface workings, and prospects throughout the Ejido. The manto is much better exposed here, and it constitutes a dip slope with a resistant pediment gravel. There is no published report on it although the inhabitants are completely aware of the mineralization. Rock fences, houses and roads have been built with the mineralization.

The mineralization is typically very fine-grained stibnite with silver and minor amount of gold.  It is primarily sulfide in nature due to its encapsulation in silica. This affords it recoverable by flotation methods unlike many Mexican deposits that contain oxides.

The mining for many years will be by open pit methods. Eventually it will be by underground methods to the north where the zone dips faster than the topography. The deeper part of the manto would be accessed by short cross-cuts with strike drifts in the foot wall. Higher-level strike-drifts can be accessed by more cross cuts or from lower cross cuts driven below the manto with ore passes from the higher strike drifts. Stoping would be done with slushers and haulage would be performed by LHD equipment.  Initially, it appears that selective mining methods will be necessary with jack-legs, air tracks, or jumbos. By taking lower grades, bulk-mining methods could be utilized.

At the present time, mineralized rock is being hand-sorted for the flotation mill, a powder magazine is being built, and the haul road has been resurfaced. Surface overburden has been removed in the mine areas.

SOYATAL MINING DISTRICT, PINAL DE AMOLES, QUERETARO, MEXICO

USAC through USAMSA also holds a Supply Agreement with Pinar de Amores S. A. de C. V. on 4 concessions in the Soyatal Mining District in the State of Queretaro totaling 283 hectares. The concessions are the Chihuahua and three Fox-1’s. Reportedly, the

Soyatal District was the third largest producer of antimony in Mexico. U. S. Geological Survey Bulletin 960-B, 1948, Donald E. White, Antimony Deposits of Soyatal District state of Queretaro, Mexico records the production from 1905-1943 at 25,000 tons of antimony metal content. In 1942, the mines produced ore containing 1,737 tons of metal, and in 1943, they produced ore containing 1,864 tons of metal. This mining was performed primarily all hand labor with no compressors, trammers, and the ore was transported by mules in sacks to the railroad. Recoveries were less than 40% of the values. Mining continued throughout World War II.

White remarks p. 84 and 85”
“In the Soyatal Mines, as in practically all antimony mines, it is difficult to estimate the reserves, for the following reasons. (1) The individual deposits are so extremely irregular in size, shape, and grade that the amount of ore in any one of them is unknown until the ore has been mined. (2) As only the relatively high grade shipping ore is recovered, the ore bodies are not systematically sampled and assayed…The total reserves are thus unknown and cannot be estimated accurately, but they probably would suffice to maintain a moderate degree of activity in the district for at least 10 years. The mines may even contain enough ore to equal the total past production.”

USAMSA does not claim any reserves at Soyatal. However, hand sorted rock is being mined and purchased by USAMSA according to a schedule for direct shipping ore.

USAMSA FLOTATION MILL, QUEREARO, MEXICO.

A flotation mill was completed at San Antonio de la Cal in the Municipio of Toliman. All of the permits to construct and operate the plant were obtained. The Governor of the State of Queretaro then said that he would not allow the plant to operate due to the designation of a nearby area as a UNESCO World Heritage site. The plant has a capacity of 150 metric tons per day. It includes a 10” x 36” jaw crusher, 4’ x 8’ double deck screen, 29” cone crusher, 8’ x 48” Hardinge type ball mill, 8 No 24 Denver sub A tyope flotation machines, 8’ disc filter, front end loaders, tools and other equipment. Presently, USAC is locating another mill site in the neighboring State of Guanajuato to move the plant. The plant will be used for the processing of rock from Los Juarez, Soyatal, and other properties..

USAMSA SMELTER, ESTACION MADERO, PARRAS DE LA FUENTE, COAHUILA, MEXICO.

USAC through its wholly owned subsidiary, USAMSA, owns and operates a smelting facility at Estacion Madero in the Municipio of Parras de la Fuente, Coahuila, Mexico. The property includes 13.48 hectares. Three furnaces are operating and a fourth furnace is being permitted. Other equipment includes cooling ducting, dust collectors, scrubber, laboratory, warehouse, slag vault, stack, jaw crusher, screen, hammer mill, and a 3.5’ x 8’ rod mill. The plant has a capacity of 40 to 100 tons per month depending on the grade of the feed, but after the No,. 4 furnace has been installed the plant capacity will be more than 200 tons per month of feed. Currently, crude antimony oxide is being made, but the plant has the ability of making metal. Concentrates and hand-sorted rock from Newfoundland, Peru, Honduras, Mexico, and other areas is being processed. The crude oxide is shipped to the Montana plant to produce finished oxide. Access to the plant is by road and railroad. Following are location maps:

Zeolite Division

LOCATION

The property is located in the southeast corner of Idaho approximately 7 road miles west of Preston, Idaho, 34 road miles north of Logan, Utah, 79 road miles south of Pocatello, Idaho, and  100 road miles north of Salt Lake City, Utah.

The mine is located in the N ½ of section 10 and the W ½ section 2, section 3, and the E ½ section 4, Township 15, Range 40 East of the Boise Meridian, Franklin County, Idaho. The plant and the initial pit is located on the Webster Farm, L.L.C. which is private land.

TRANSPORTATION

The property is accessed by 7 miles of paved road and about l mile of gravel road from  Preston Idaho. Preston is near the major north-south Interstate highway 15 to Salt Lake City or Pocatello.

Several Union Pacific rail sidings may be available to the mine. Bonida is approximately 25 road miles west of the mine and includes acreage out of town where bulk rock could be stored possibly in existing silos or on the ground. Three- phase power is installed at this abandoned site.  Finished goods could be shipped from the Franklin County Grain Growers feed mill in the town of Preston on the Union Pacific.

The Burlington Northern Railroad can be accessed at Logan, Utah.

 Location Map

Strong Arm Reservoir
Condie Reservoir
Picnic Area
Twin Lakes Reservoir
Picnic Area
Deep Creek
Little Mountain
Winder
Winder Reservoir
Bear River
Gravel Pit
Gaging Station
Riverdale
Glendale Reservoir
Radio Tower
Foster Reservoir
Campground
Radio Facility
Corral
Johnson Reservoir
Lamont Reservoir
Squaw Springs (Hot)
Fivemile Creek
Dayton
MUNICIPAL AIRPORT
Preston
Hospital
Egypt
Racetrack
UNION PACIFIC
Whitney
Worm Creek
Cub River
Weston
Weston Creek
Anderson
Spring
Franklin
Fairview
FRANKLIN CO
CACHE CO
550 000 FEET (IDAHO)
0 FEET (WYO.)
575
600
CONTOUR INTERVAL 50 METERS
RIOR—GEOLOGICAL SURVEY, RESTON, VIRGINIA—1994
KILOMETERS
MILES

PROPERTY AND OWNERSHIP

BRZ leases 320 acres from the Webster Farm, L.L.C. The term of the lease is 15 years and it began on 1 March 2010. This includes the mill site and zeolite in the area of the open pit. The property is the NW ¼ and W ½ of the SW ¼ of section 3 and the N ½ of the W ¼ of section 10, Township 15 South, Range 40 East of the Boise Meridian, Franklin County, Idaho. The lease requires a payment of $10.00 per ton plus an additional annual payment of $10,000 on March 1st of each year. In addition there are two other royalty holders. Nick Raymond and the estate of George Desboroug have a 3% royalty that is now being challenged in court. Delaware Royalty a Company owned by Al Dugan (the father of a Director of USAC) holds a 3% royalty.  BRZ discovered that it was paying a 3% royalty on the zeolite production to Nick Raymond and George Desborough that also included the packaging and trucking. The contract that we had with the two royalty holders specifically said that the royalty was to be paid on “zeolite sales”. USAC made adjustments for what the Company had over paid. Subsequently, Desborough and Raymond filed a lawsuit in the District Court of the Sixth Judicial District of the State of Idaho, in and for the County of Franklin to make USAC pay the royalty on the zeolite, packaging, and trucking. USAC has filed for a summary judgment to pay the royalty on the “zeolite” only. Should USASC lose, the Company will have to continue to pay the 3% royalty on everything.  Should USAC prevail, the Company will realize a savings.

The balance of the property is on Bureau of Land Management property and includes 480 acres held by 24 20-acre Placer claims. Should USAC drop its lease with Webster Farms LLC. It will retain these placer claims as follows:

BRZ 1        IMC 185308
BRZ 2        IMC 185309
BRZ 3        IMC 185310
BRZ 4        IMC 185311
BRZ 5        IMC 185312
BRZ 6        IMC 185313
BRZ 7        IMC 185314
BRZ 8        IMC 185315
BRZ 9        IMC 185316
BRZ 10      IMC 185317
BRZ 11      IMC 185318
BRZ 12      IMC 185319

BRZ 20      IMC 186183
BRZ 21      IMC 186184
BRZ 22      IMC 186185
BRZ 23      IMC 186186
BRZ 24      IMC 186187
BRZ 25      IMC 186188
BRZ 26      IMC 186189
BRZ 27      IMC 186190
BRZ 28      IMC 186191
BRZ 29      IMC 186192
BRZ 30      IMC 186193
BRZ 31      IMC 186194

GEOLOGY

Placer Claims

Sec 33
Sec 34
Sec 35
6000
5800
5618
T 14 S
T 1 S
88 54°
358
B R Z # 1 2
BRZ #20
B R Z # 1 1
BRZ #21
6132
B R Z # 8
B R Z # 9
BRZ # 22
BRZ # 23
5400
B R Z # 7
B R Z # 10
5600
BRZ #24
BRZ #25
Sec 4
Sec 2
5553
B R Z # 1
B R Z # 4
B R Z # 5
5750
BRZ #26
BRZ #27
BRZ #28
B R Z # 2
B R Z # 3
B R Z # 6
BRZ # 29
BRZ #30
BRZ #31
Sec 9

United States Antimony Corporation

Bear River Zeolite Project

Bear River Zeolite Placer Claim Map

Franklin County, Idaho

Sept. 20, 2002	scale as shown	Fig 02-2	drawn by TG

Numbers indicate sample locations

N 16°

1 Mile

GEOLOGY

The deposit is a very thick sedimentary deposit of zeolitized volcanic ash of Tertiary age known as the Salt Lake Formation. The sedimentary interval in which the clinoptilolite occurs is more than 1000 feet thick in the area. Thick intervals of the zeolite are separated by thin limestone beds deposited in the freshwater lake where the volcanic ash accumulated.

The deposit includes an 800- foot mountain. Zeolite can be sampled over a vertical extent of 800 feet and on more than 700 acres. The current pit covers more than 3 acres.  Despite the apparent  size of the deposit, the Company claims no reserves.

EXPLORATION, DEVELOPMENT, AND MINING

Exploration has been limited to the examination and sampling of surface outcrops and mine faces.

MINING METHODS

Depending on the location, the zeolite is overlain by 1 to 12 feet of zeolite rich soil. On the ridges, the cover is very little, and in the draws the soil is thicker. The overburden is stripped using a tractor dozer, currently a Caterpillar D 8 K. It is moved to the toe of the pit, and will eventually be dozed back over the pit for reclamation.

Although near-surface rock is easily ripped, it is more economical to drill and blast it. An Ingersol Rand LM 200 air track with a 750 cfm compressor is used to drill 10- foot holes on a 3 to 4 foot center basis. Holes are loaded with ammonium nitrate and primed with powder and non L primers. Breakage is generally good. Initial benches were 20 to 30 foot, but these will be divided into 50 foot benches. Each bench is accessed by a road.

Loading is best performed with a Liehberr R 965 excavator with a 2 yard bucket to allow sorting of the oversize. Alternatively, a Caterpillar 988A loader with a 6 cubic yard bucket is used. The benches are cleaned with the D 8 K.

Haulage is over approximately 4000 foot of road on an uphill grade of 2.5% to the mill. On higher benches, the grade will eventually be downhill. Caterpillar 769 A and 769 B rock trucks are used. They haul 18 to 20 tons per load, and the cycle time is about 30 minutes.

With both trucks and the other existing equipment, the mine is capable of producing 80 tons per hour.

MILLING

PRIMARY CRUSHER

The primary crushing circuit is a conventional closed circuit utilizing a Stephens-Adamson 42” x 12’ apron feeder, Pioneer 30” x 42” jaw crusher, Nordberg standard 3’ cone crusher, a 5’ by 12’  double deck Kohlberg screen, and it also has a self-cleaning dust collector. The rock is crushed to minus 1 inch and the circuit has a rated capacity of more than 50 tons per hour.

DRYER

There are two dryer circuits, one for lines one and two and one for the Raymond mill. The dryer circuits include one 50 ton feed bin, and each dryer has a conveyor bypass around each dryer, a bucket elevator, and a dry rock bin. The dryers are 25 feet long and 5 foot in diameter and are fired with propane at 750,000 BTU’s of fuel. One self- cleaning bag house services both dryers. Depending on the wetness of the feed rock, the capacity is in the range of 10 tph per dryer. During most of the year, the dryers are not run.

COARSE PRODUCTS CIRCUITS

There are two lines to produce coarse products: line 1 and line 2.

Line 1 is a closed circuit with a Philadelphia CXFOO16, 15 H.P. hammer mill and a 4’ x 8’ high frequency Midwestern MEV triple deck screen. Line 2 include a Jeffries 30 inch by 24 inch 60 HP hammer mill in closed circuit with two 5’ x 12’ triple deck Midwestern Multi Vibe high frequency screens. The circuits also include bucket elevators, 3 125 ton capacity product silos, a 6 ton capacity Crust Buster blender, augers, Sweco screens, and dust collectors.

FINE PRODUCTS CIRCUIT

The fine products circuit is in one building and it includes (2) 3.5’ x 10.5’ Derrick 2 deck high frequency (3450 RPM) screens and various bucket elevators, augers, bins, and Sweco screens for handling product. Depending on the screening sizes, the plants can generate approximately 150 tons of granules and 125 tons of fines per 24- hour day.

RAYMOND MILL CIRCUIT

The Raymond mill circuit includes a 6058 high- side Raymond mill with a double whizzer, dust collector, two 100 ton product silos, feed bin, conveyors, air slide, bucket elevators, and control booth. The Raymond mill has a rated capacity of more than 10 tons per hour.

Item 3. Legal Proceedings

USAC has been named in a lawsuit against one of its previous customers, currently we do not anticipate any contingent liabilities arising from these matters.

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

2010	High	Low
First Quarter	$0.52	$0.32
Second Quarter	0.60	0.40
Third Quarter	0.60	0.32
Fourth Quarter	0.60	0.36

2009	High	Low
First Quarter	$0.35	$0.10
Second Quarter	0.45	0.20
Third Quarter	0.55	0.25
Fourth Quarter	0.55	0.36

The approximate number of record holders of our common stock at March 25, 2011 is 2,500.

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

Results of Operations

The Company reported a net income of $805,213 in 2010 compared to a net loss of $294,843 in 2009.  The increase in net income was due primarily to increased sales of antimony and an income tax benefit caused by the release of a deferred tax asset valuation allowance.

In the Antimony Division, sales increased from $2,567,107 in 2009 to $6,657,369 in 2010, an increase of 159%. Gross profit from antimony operations rose from $352,164 in 2009 to $903,560 in 2010.  The increase in revenue was due to increased sales volume and price.  Sales of antimony products during the year ended December 31, 2010 consisted of 1,679,042 pounds at an average sale price of $3.96 per pound.  During the year ended December 31, 2009, sales of antimony products consisted of 1,103,824 pounds at an average sale price of $2.33 per pound.  Combined costs of antimony sales were $5,753,809 or $3.43 per pound sold for the year ended December 31, 2010, as compared to $2,214,943 or $2.01 per pound sold for the year ended December 31, 2009.   Depreciation expense in the Antimony division was $168,808 during 2010 compared to $71,929 during 2009. Direct sales expenses were $45,447 for 2010 compared to $46,875 for 2009.

Total sales of zeolite products were $2,415,955 for 2010, compared with $1,536,233 for 2009, an increase of 57%.  Combined costs of zeolite sales were $1,945,783 for 2010, compared with $1,519,351 for 2009.  The tons shipped in 2010 were 15,319 tons at an average price of $157.71 per ton compared to 11,519 tons at an average price of $133.37 in 2009, a 33% increase in tonnage.  Depreciation expense was $187,068 for BRZ during 2010, compared to $190,523 during 2009. Direct sales expenses for 2010 were $70,100 compared to $69,766 for 2009.  Gross profit of $470,172 was earned in 2010, which was an increase from a $16,882 profit in 2009.  This increase in profit from operations was due primarily to decreased production costs, decreased delivery costs and an increase in average sales price.

During 2010, the Company incurred general and administrative expenses totaling $352,804, compared with $474,215 during 2009.  In 2010, the Company incurred professional fees of $152,357 compared to $121,588 in 2009.  The Company incurred $245,700 of exploration expense during 2010 compared to $58,529 in 2009.  The exploration was on property located in Mexico.

In 2009, the Company exchanged fully depreciated equipment in payment of an outstanding note payable, resulting in a gain of $49,100.

Net interest (income)/expense was $(7,751) for 2010, compared with $5,605 for 2009.  The decrease in interest expense was due to the conversion of a significant amount of debt to common stock during 2009.

Accounts receivable factoring expense was $119,107 for 2010, compared with $90,124 for 2009.  The increase was due primarily to increased sales during 2010 compared to 2009.

In 2009 the Company management performed an analysis of significantly aged payables for validity which resulted in the extinguishment of $37,072 in payables.

Subsidiaries

The Company has a 100% investment in two subsidiaries in Mexico, USAMSA and AM, whose carrying value was assessed at December 31, 2010 for impairment.  Management’s assessment of the subsidiaries’ fair value was based on future benefit to the Company.  During fiscal year 2010 USAMSA was forced to begin relocation to a new mill site causing an impairment of approximately $200,000.

Financial Condition and Liquidity

At December 31, 2010, Company assets totaled $5,862,902, and stockholders’ equity was $4,888,673.  At December 31, 2010, the Company's total current assets exceeded its total current liabilities by $1,064,503.

Other significant financial commitments for future periods will include:

•	Servicing notes payable to bank.

•	Paying accounts payable.

•	Fulfilling responsibilities with environmental, labor safety and securities regulatory agencies.

Cash provided by operating activities during 2010 was $307,350.

Cash used by investing activities during 2010 was $965,919, which was primarily related to the construction and purchases of capital assets used at the Bear River Zeolite facility and for construction of a plant and mill in Mexico.

During 2010 from net cash provided by financing activities of $926,817 including $799,522 generated from sales of unregistered common stock through direct sales and through the exercise of warrants.

The Company hopes that it will have additional financial resources from increasing gross profits from its antimony business and sales of zeolite from BRZ.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a Smaller Reporting Company.

Item 8.  Financial Statements

The consolidated financial statements of the registrant are included herein on pages F1-F20.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9-A(T). Controls and Procedures
Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting (described below) and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of December 31, 2010.

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

The management of United States Antimony Corporation has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of December 31, 2010.   These weaknesses are as follows:

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

Because these material weaknesses exist, management has concluded that the Company’s internal control over financial reporting as of December 31, 2010 is not effective.

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

Changes in internal control over financial reporting

There have been no changes, during the quarter ended December 31, 2010, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Identification of directors and executive officers at December 31, 2010, is as follows:

Name	Age	Affiliation	Expiration of Term

John C. Lawrence	72	Chairman, President, Secretary,	Annual meeting
		and Treasurer; Director

Leo Jackson	67	Director	Annual meeting

Gary A. Babbitt	65	Director	Annual meeting

Patrick W. Dugan, Esq.	58	Director	Annual meeting

Russell C. Lawrence	42	Director	Annual meeting

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

Leo Jackson.  Mr. Jackson is a resident of El Paso, Texas.  For the past 18 years, he has been a principal owner and the president of Production Minerals, Inc.  Mr. Jackson is one of the principal owners of Minera de Roja, S.A. de C.V., and has been involved in the production and marketing of industrial minerals such as fluorspar and celestite in the United States and Mexico for 27 years.  Mr. Jackson speaks fluent Spanish and has a BBA degree from the Sul Ross State University in Texas.

Gary A. Babbitt.  Mr. Babbitt has experience in mining industry with approximately 30 years dealing with joint ventures, financing, contracting and employment. He has a working knowledge of Spanish and has negotiated contracts in Latin America.  Mr. Babbitt has a B.A. from the Albertson College of Idaho, and earned his J.D. from the University of Chicago.

Patrick W. Dugan, Esq.  Mr. Dugan has been a Director, Vice President and General Counsel of Nortex Corporation, a company involved in the oil and gas business, for the past 20 years.  He is also a Director, Vice President and General Counsel of San Luis Development, L.P., and a Director of Gow Communications, LLC.  Mr. Dugan graduated with a B.A. and a J.D. from the University of Texas at Austin.

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

Board Meetings and Committees.  Our Board of Directors held four (4) regular meetings during the 2010 calendar year.  Each incumbent director attended all of the meetings held during the 2010 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member.  Our Board of Directors does not have a Compensation Committee or a Nominating Committee.

Our Board of Directors has established an Audit Committee consisting of one member (Gary Babbitt) of the Board of Directors not involved in our day-to-day financial management.  Mr. Babbitt is not considered a financial expert; the Company does not have the necessary capital resources to attract and retain an independent financial expert to serve on an Audit Committee.

Board Member Compensation.  We paid directors' fees in the form of 26,000 shares of our common stock per director during 2010.

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

Based solely on our review of copies of Forms 3, 4 and 5 furnished to us, Mr. Lawrence, Mr. Jackson, Mr. Babbitt, Mr. Dugan and Mr. Lawrence did not file timely Forms 3, 4 or Form 5 reports during 2010.

Code of Ethics
The Company has adopted a Code of Ethics that applies to the Company's executive officers and its directors.  The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at: United States Antimony Corporation, P.O. Box 643, Thompson Falls, MT 59873.

Item 11. Executive Compensation

Summary Compensation Table

The Securities and Exchange Commission requires the following table setting forth for fiscal years ending December 31, 2010 and 2009; the compensation paid by USAC to its principal executive officer.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)	Restricted Options/ Awards (2)	Securities Underlying LTIP SARs	All Other Payouts	All Other Compensation
John C. Lawrence, President	2010	$102,500	N/A	$5,538	$13,520	None	None	None
John C. Lawrence, President	2009	$100,000	N/A	$5,538	$6,500	None	None	None

(1)	Represents earned but unused vacation.
(2)	These figures represent the fair values, as of the date of issuance, of the annual director's fee payable to Mr. Lawrence in the form of shares of USAC's common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 25, 2011, by (i) each person who is known by us to beneficially own more than 5% of our Series A, C, and D preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 1250 Prospect Creek Road, Thompson Falls, Montana 59873.

	Name and Address of	Amount and Nature of	Percent of
Title of Class	Beneficial Owner(1)	Beneficial Ownership	Class(1)

Common stock	Reed Family Limited Partnership	3,918,335	7
	328 Adams Street
	Milton, MA 02186
Common stock	The Dugan Family	6,362,927(3)	11
	c/o A. W. Dugan
	1415 Louisiana Street, Suite 3100
	Houston, TX 77002
Series C Preferred	Richard A. Woods	48,305(4)	27
	59 Penn Circle West
	Penn Plaza Apts.
	Pittsburgh, PA 15206
Series C Preferred	Dr. Warren A. Evans	48,305(4)	27
	69 Ponfret Landing Road
	Brooklyn, CT 06234
Series C Preferred	Edward Robinson	32,203(4)	18
	1007 Spruce Street 1st Floor
	Philadelphia, PA 19107
Common stock	John C. Lawrence	4,103,653(2)	7
Common stock	Pat Dugan	156,000	Nil
Common stock	Russ Lawrence	156,000	Nil
Common stock	Leo Jackson	292,000	Nil
Common stock	Gary Babbitt	134,167	Nil
Series D Preferred	John C. Lawrence	1,590,672(4)	91
Series D Preferred	Leo Jackson	102,000	5
Series D Preferred	All directors and executive
	officers as a group (3 persons)	1,751,005	100

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 25, 2011 are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 56,307,382 shares of common stock, 177,904 shares of Series C Preferred Stock, and 1,751,005 shares of Series D Preferred Stock outstanding on March 25, 2011.

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

Item 13.  Certain Relationships and Related Transactions

Described below are transactions during the last two years to which we are a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners has a direct or indirect material interest.  See also transactions described in notes 4, 9, 10, 11, 12, 15 and 19 to our Financial Statements as of December 31, 2010.

During 2009, John C. Lawrence, a director and Chief Executive Officer, converted a $100,000 note receivable into 500,000 shares of common stock and exercised warrants for 1,000,000 shares of common stock in exchange for the forgiveness of $200,000 of related party payables and accrued interest.

We reimbursed John C. Lawrence, a director and Chief Executive Officer, for operational and maintenance expenses incurred in connection with our use of equipment owned by Mr. Lawrence, including welding trucks, backhoes, and an aircraft. Reimbursements for 2010 and 2009 totaled $53,932 and $100,150, respectively.

During 2010, the Company issued 26,000 of its common stock to its Board of Directors as compensation for their services as directors.  In connection with the issuances, the Company recorded $67,600 in director compensation expense.

During 2009, the Company issued 26,000 of its common stock to its Board of Directors as compensation for their services as directors.  In connection with the issuances, the Company recorded $39,000 in director compensation expense.

ITEM 14.  Principal Accountant Fees and Services

The Company's Board of Directors and audit committee reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2010 were pre-approved by the Board of Directors and its audit committee.

Audit Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2010 and 2009 were $73,976 and $64,888, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2010 and 2009 were $5,236 and $5,433 respectively.

All Other Fees

• There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for products and services provided by DeCoria, Maichel & Teague P.S

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

UNITED STATES ANTIMONY CORPORATION (Registrant)

Date: March 25, 2011	By:	/s/ John C. Lawrence
John C. Lawrence
President, Director and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Lawrence	Director and President (Principal Executive, Financial and Accounting Officer)	March 25, 2011
John C. Lawrence

/s/ Leo Jackson	Director	March 25, 2011
Leo Jackson

/s/ Gary D. Babbitt	Director	March 25, 2011
Gary D. Babbitt

/s/ Patrick Dugan	Director	March 25, 2011
Patrick Dugan

/s/ Russell Lawrence	Director	March 25, 2011
Russell Lawrence

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
United States Antimony Corporation

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and its subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague P.S.
Spokane, Washington

March 25, 2011

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009

ASSETS
	2010	2009
Current assets:
Cash and cash equivalents	$448,861	$180,613
Accounts receivable, less allowance
for doubtful accounts of $7,600 and $7,872, respectively	745,418	161,765
Inventories	143,291	197,436
Other current assets	18,255	–
Deferred tax asset	493,000	–
Total current assets	1,848,825	539,814

Properties, plants and equipment, net	3,845,000	3,404,154
Restricted cash for reclamation bonds	74,311	73,916
Other assets	94,766	–
Total assets	$5,862,902	$4,017,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$–	$17,142
Accounts payable	410,242	377,775
Accrued payroll, taxes and interest	90,503	83,857
Other accrued liabilities	220,128	228,485
Deferred revenue	–	73,022
Payables to related parties	18,060	10,306
Long-term debt, current	45,389	57,856
Total current liabilities	784,322	848,443

Long-term debt, noncurrent	82,407	98,710
Accrued reclamation costs, noncurrent	107,500	107,500
Total liabilities	974,229	1,054,653

Commitments and contingencies (Note 3 and 13)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	–	–
Series B: 750,000 shares issued and outstanding
(liquidation preference and cumulative dividends $870,000
and $862,500, respectively.)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference and cumulative dividends of $4,673,284
and $4,632,136, repectively)	17,509	17,509
Common stock, $0.01 par value, 60,000,000 shares authorized;
56,307,382 and 53,098,769 shares issued and outstanding, respectively.	563,073	530,987
Stock subscriptions receivable	(82,563)	(270,000)
Additional paid-in capital	24,505,331	23,604,625
Accumulated deficit	(20,123,956)	(20,929,169)
Total stockholders' equity	4,888,673	2,963,231
Total liabilities and stockholders' equity	$5,862,902	$4,017,884

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2010 and 2009

	2010	2009

REVENUES	$9,073,324	$4,103,340

COST OF REVENUES	7,699,592	3,734,294

GROSS PROFIT	1,373,732	369,046

OPERATING EXPENSES:
Mineral exploration expense	245,700	58,529
General and administrative	352,804	474,215
Professional fees	152,357	121,588
Impairment of properties, plant and equipment	199,302	–
Gain on sale of properties, plant and equipment	–	(49,100)
TOTAL OPERATING EXPENSES	950,163	605,232

INCOME (LOSS) FROM OPERATIONS	423,569	(236,186)

OTHER INCOME (EXPENSE):
Interest income (expense), net	7,751	(5,605)
Factoring expense	(119,107)	(90,124)
Extinguishment of payables	–	37,072
TOTAL OTHER INCOME (EXPENSE)	(111,356)	(58,657)

INCOME (LOSS) BEFORE INCOME TAXES	312,213	(294,843)

INCOME TAX BENEFIT	493,000	–

NET INCOME (LOSS)	805,213	(294,843)

Preferred dividends	(48,648)	(48,649)

Net income (loss) available to common shareholders	$756,565	$(343,492)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	54,356,693	49,855,229
Diluted	54,544,357	49,885,229

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2010 and 2009

					Stock	Additional
	Total Preferred Stock		Common Stock		Subscriptions	Paid	Accumulated
	Shares	Amount	Shares	Amount	Receivable	In Capital	Deficit	Total

Balances, December 31, 2008	2,678,909	$26,788	45,868,535	$458,688	$(83,333)	$22,015,681	$(20,634,326)	1,783,498

Issuance of common stock and warrants			5,600,234	55,999	(200,000)	1,266,244		1,122,243

Payment received for outstanding stock subscriptions					13,333			13,333

Conversion of outstanding related party payable into common stock			1,500,000	15,000		285,000		300,000

Issuance of common stock to Directors for services			130,000	1,300		37,700		39,000

Net loss							(294,843)	(294,843)

Balances, December 31, 2009	2,678,909	26,788	53,098,769	530,987	(270,000)	23,604,625	(20,929,169)	2,963,231

Issuance of common stock and warrants			3,492,502	34,925	(180,000)	944,597		799,522

Payment received for outstanding stock subscriptions					203,707			203,707

Write-off of uncollectible stock subscriptions			(543,889)	(5,439)	163,730	(158,291)		–

Issuance of common stock to Directors for services			260,000	2,600		114,400		117,000

Net income							805,213	805,213

Balances, December 31, 2010	2,678,909	$26,788	56,307,382	$563,073	$(82,563)	$24,505,331	$(20,123,956)	$4,888,673

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009

	2010	2009

Cash Flows From Operating Activities:
Net income (loss)	$805,213	$(294,843)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation expense	355,876	262,452
Allowance for doubtful accounts	(272)	(2,128)
Common stock issued to Directors for services	117,000	39,000
Gain on sale of properties, plants and equipment	–	(49,100)
Current deferred tax asset	(493,000)	–
Impairment of properties, plants and equipment	199,302	–
Extinguishment of payables	–	(37,072)
Change in:
Accounts receivable	(583,381)	(92,876)
Inventories	54,145	(88,219)
Other current assets	(18,255)	–
Other assets	(94,766)	–
Accounts payable	32,467	(116,729)
Accrued payroll, taxes and interest	6,646	4,429
Other accrued liabilities	(8,357)	31,764
Deferred revenue	(73,022)	7,581
Payable to related parties	7,754	(22,446)
Net cash provided (used) by operating activities	307,350	(358,187)

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(965,524)	(597,563)
Proceeds from sale of properties, plants and equipment	–	–
Change in restricted cash for reclamation bonds	(395)	6,748
Net cash used by investing activities	(965,919)	(590,815)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of commissions	799,522	1,122,243
Proceeds from long-term debt	–	1,232
Principal payments of long-term debt	(59,270)	(57,901)
Payments received on stock subscription agreements	203,707	13,333
Change in checks issued and payable	(17,142)	(3,140)
Net cash provided by financing activities	926,817	1,075,767

Net increase in cash and cash equivalents	268,248	126,765

Cash and cash equivalents at beginning of year	180,613	53,848
Cash and cash equivalents at end of year	$448,861	$180,613

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows, Continued:
For the years ended December 31, 2010 and 2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	2010	2009

Cash paid during year for interest	$9,458	$9,245

Non-cash investing and financing activities:
Stock issued for stock subscription note receivable	$180,000	$200,000
Write-off of uncollectible stock subscriptions	163,730	–
Properties, plants & equipment purchased with long-term debt	30,500	106,300
Warrants exercised for forgiveness of payable to related party	–	200,000
Stock issued for conversion of convertible note payable to related party	–	100,000
Payment of long-term debt with equipment	–	55,000
Properties, plants & equipment acquired with accounts payable	–	8,019

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

During 2005, the Company formed a 100% owned subsidiary, Antimonio de Mexico S.A. de C.V. (“AM”), to explore and develop potential antimony properties in Mexico.

During 2006, the Company acquired the remaining 50% ownership in United States Antimony, Mexico S.A. de C.V. (“USAMSA”).  USAMSA is now a wholly-owned subsidiary of the Company.

2.	Concentrations of Risk

The Company purchases much of the raw antimony used in the production of its finished antimony products from foreign sources.  During the years ended December 31, 2010 and 2009, approximately 37% and 40%, respectively, of the Company's antimony revenues were generated by sales to one customer (Kohler).  During 2010 and 2009, 23% and 21%, respectively, of the Company's revenues generated from zeolite product sales were from one customer (West Valley Environmental Services, LLC).  The loss of the Company's "key" customers could adversely affect its business.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant and critical estimates include properties, plants and equipment impairment, accounts receivable allowance, deferred income tax assets, environmental remediation liabilities and inventory impairment. Actual results could differ from those estimates.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
3.	Summary of Significant Accounting Policies, continued

Reclassifications

Certain reclassifications have been made to the 2009 financial statements in order to conform to the 2010 presentation.  These reclassifications have no effect on net loss, total assets or stockholders' equity as previously reported.

Cash and Cash Equivalents

The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2010 and 2009 consists of cash held for reclamation performance bonds, and is held as certificates of deposit with financial institutions.

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

Inventories

Inventories at December 31, 2010 and 2009 consisted primarily of finished antimony products, antimony metal and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories.

Properties, Plants and Equipment

Properties, plants and equipment are stated at historical cost and are depreciated using the straight-line method over estimated useful lives of five to fifteen years. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to seven years.  Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized.  When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

Management of the Company periodically reviews the net carrying value of all of its long-lived assets. These reviews consider the net realizable value of each asset or group to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset.  Measurement of an impairment loss is based on the estimated fair value of the asset if the asset is expected to be held and used.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
3.	Summary of Significant Accounting Policies, continued

Although management has made its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate further asset impairment write-downs.

Mineral Rights

The cost to obtain the legal right to explore, extract and retain at least a portion of the benefits from mineral deposits are capitalized as mineral rights in the year of acquisition.  These capitalized costs will be amortized to the statement of operations using the unit of production method when placed into production.  Mineral rights are subject to write down in the period the property is abandoned.

Exploration and Development

The Company records exploration costs as operating expenses in the period they occur, and capitalizes development costs on discrete mineralized bodies that have proven reserves in compliance with SEC Industry Guide 7, and are in development or production.

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units of production basis.  Asset retirement obligations are allocated to accretion expense over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation.

Reclamation and Remediation

All of the Company's mining operations are subject to reclamation and remediation requirements. Minimum standards for mine reclamation have been established by various governmental agencies. Costs are estimated based primarily upon environmental and regulatory requirements and are accrued. The liability for reclamation is classified as current or noncurrent based on the expected timing of expenditures.  Reclamation differs from an asset retirement obligation in that no associated asset is recorded in the case of reclamation liabilities.

The Company accrues costs associated with reclamation and remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. The Company has restricted cash balances that have been provided to ensure performance of its reclamation obligations.

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

Off-Balance Sheet Arrangements

The Company has considered whether any off-balance sheet arrangements exist as a result of transactions occurring during the year and has determined that there are none at December 31, 2010 and 2009.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
3.	Summary of Significant Accounting Policies, continued

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

The Company applies generally accepted accounting principles for recognition of uncertainty in income taxes and prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of its assessment, the Company has determined that it is subject to examination of our income tax filings in the United States and state jurisdictions for the 2007 through 2010 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Management has determined that the calculation of diluted earnings per share for the year ended December 31, 2010 adds 187,664 shares related to common stock purchase warrants.

As of December 31, 2010 and 2009, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	2010	2009
Warrants	$125,000	$921,734
Convertible preferred stock	2,243,957	2,466,889
Total possible dilution	$2,368,957	$3,388,623

At December 31, 2009, the effect of all of the Company’s outstanding common stock equivalents would have been anti-dilutive.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
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

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and 2009, respectively, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	2010	2009	Input Hierarchy Level
Assets:
Cash and cash equivalents	$448,861	$180,613	Level 1
Restricted cash	74,311	73,916	Level 1

4.	Sales of Accounts Receivable

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

The factoring agreement requires the Company to pay a financing fee equal to 2% of the face amount of receivables sold.  Financing fees paid by the Company during the years ended December 31, 2010 and 2009 totaled $119,107 and $90,124, respectively.  For the years ended December 31, 2010 and 2009, net accounts receivable of approximately $5.96 million and $3.07 million, respectively, were sold under the agreement.

Proceeds from the sales were used to fund inventory purchases and operating expenses.  The agreement is for a term of one year with automatic renewal for additional one-year terms.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
5.	Inventories

The major components of the Company's inventories at December 31, 2010 and 2009 were as follows:

	2010	2009
Antimony Metal	$97,187	$33,722
Antimony Oxide	7,233	109,665
Zeolite	38,871	54,049
	$143,291	$197,436

At December 31, 2010 and 2009, antimony metal consisted principally of recast metal from antimony-based compounds and metal purchased from foreign suppliers.  Antimony oxide inventory consisted of finished product oxide held at the Company's plant. The Company's zeolite inventory consists of salable zeolite material held at BRZ's Idaho mining and production facility.

6.	Properties, Plants and Equipment

The major components of the Company's properties, plants and equipment at December 31, 2010 and 2009 are shown below.  Approximately $42,000 and $1.1 million of capitalized costs at December 31, 2010 and 2009, respectively, have not yet been placed in service and, therefore, have not been subject to depreciation.

	2010	2009
Antimony:
Equipment	1,864,888	1,547,559
Buildings	854,377	628,809
Mineral rights	454,417	193,549
Land	564,362	608,998
	3,738,044	2,978,915
Accumulated depreciation	(1,416,751)	(1,249,236)
Total Antimony, net	2,321,293	1,729,679
Zeolite:
Equipment	2,125,748	2,125,748
Buildings	1,452,284	1,415,984
	3,578,032	3,541,732
Accumulated depreciation	(2,054,325)	(1,867,257)
Total Zeolite, net	1,523,707	1,674,475
Properties, plants and equipment, net	$3,845,000	$3,404,154

During 2010 the Company incurred an impairment charge of $199,302 on certain constructed assets at one of its Mexican millsites because it was determined that the millsite was no longer viable.  Assets such as installation costs and concrete work that were unable to be transported to the new millsite were deemed to be impaired and therefore written off.  All of the assets that were deemed to be impaired were reported in the Mexican Antimony segment of the Company (see note 14).

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
7.	Long-Term Debt

Long-term debt at December 31, 2010 and 2009 is as follows:

	2010	2009
Note payable to Western States Equipment Co., bearing interest at 6.4%; payable in monthly installments of $2,066; maturing
December 2013; collateralized by equipment.	$67,645	$87,300

Note payable to CNH Capital America, LLC, bearing interest
at 4.5%; payable in monthly installments of $505; maturing
June 2013; collateralized by equipment.	14,052	19,958

Note payable to GE Capital, bearing interest at 6.32%; payable in monthly installments of $908; maturing June 2011; collateralized by
equipment.	5,235	14,735

Note payable to GE Capital, bearing interest at 2.25%; payable in monthly installments of $359; maturing July 2013; collateralized by
equipment.	10,639	14,817

Note payable to Robert and Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $1,000; maturing
April 2011; collateralized by equipment.	3,082	13,082

Note payable to De Lage Landen Financial Services
at 5.2%; payable in monthly installments of $709; maturing
July 2014; collateralized by equipment.	27,143	–

Note payable to CNH Capital America, LLC, bearing interest
at 2.5%; payable in monthly installments of $1,115; matured
May 2010; collateralized by equipment.	–	6,674

	127,796	156,566
Less current portion	(45,389)	(57,856)
Noncurrent portion	$82,407	$98,710

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
7.	Long-Term Debt, continued

At December 31, 2010, principal payments on debt are due as follows:

Year Ending
December 31,
2011	$45,389
2012	40,053
2013	37,222
2014	5,132
Thereafter	–
$127,796

8.	Convertible Notes Payable

On December 22, 2003, John C. Lawrence, the Company's president and a director, agreed to convert $100,000 of related party debt due to him into a convertible note payable. The note accrued interest at 10% per annum and was convertible into shares of the Company's common stock at an initial conversion price of $0.20 per share.  At December 31, 2008, $100,000 of principal was outstanding, and accrued interest on the note included in Payables to related parties was $67,890. During 2009 the note was converted into 500,000 shares of the Company’s common stock. In addition, during 2009 $200,000 of related party payable, including outstanding accrued interest payable, was used by Mr. Lawrence to exercise warrants initially issued in connection with the convertible note payable, for the purchase of 1,000,000 shares of common stock.

9.	Stockholders' Equity

Issuance of Common Stock for Cash

During 2010 and 2009, the Company sold an aggregate of 3,492,502 and 5,600,234 shares, respectively, of its unregistered common stock to existing stockholders and other parties for $799,522 and $1,122,243, respectively.  In connection with sales of the Company’s common stock, 350,000 warrants to purchase shares of the Company’s common stock (200,000 for $0.30 per share and 150,000 for $0.40) were issued in 2010.  No warrants to purchase shares of the Company’s common stock were granted in 2009.

Issuance of Common Stock for Services and Property

During 2010 and 2009, the Company issued 260,000 and 130,000 shares, respectively, of unregistered common stock to its directors for services, with values of $117,000 and $39,000, respectively. The stock values were determined based on current stock price at date of grant.

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company. The Company has also issued warrants in exchange for services rendered the Company and in connection with sales of its unregistered common stock.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
9.	Stockholders' Equity, continued

Transactions in common stock warrants are as follows:

	Number of	Exercise
	Warrants	Prices
Balance, December 31, 2008	3,761,750	$0.20-$0.75
Warrants granted in connection with 2009 stock sales	–	$–
Warrants exercised	(1,512,849)	$0.20-$0.60
Warrants expired and cancelled	(1,327,167)	$0.60
Balance, December 31, 2009	921,734	$0.20-$0.75
Warrants granted in connection with 2010 stock sales	350,000	$0.30-$0.40
Warrants exercised	–	$–
Warrants expired and cancelled	(546,734)	$0.30-$0.60
Balance, December 31, 2010	725,000	$0.20-$0.75

The above common stock warrants expire as follows:

Year Ended December 31:
2011	125,000
2012	350,000
2013	–
Thereafter	250,000
	725,000

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion and voting rights, as the Board of Directors may determine.

Series B

During 2001, the Board established a Series B preferred stock, consisting of 750,000 shares.  The Series B preferred stock has preference over the Company's common stock and Series A preferred stock; has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors.  In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock.  At December 31, 2010, cumulative dividends in arrears on the outstanding Series B shares were $120,000 or $0.16 per share.  At December 31, 2009, cumulative dividends in arrears on the outstanding Series B shares were $112,500, or $0.15 per share.

Series C

During 2000, the Board established a Series C preferred stock, consisting of 205,996 shares.  The Series C preferred stock has preference over the Company’s common stock and has voting rights, but no dividend rights.  In the event of dissolution or liquidation of the Company, the preferential amount payable to Series C preferred stockholders is $0.55 per share.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

9.	Stockholders' Equity, continued

Series D

During 2002, the Board established a Series D preferred stock, authorizing the issuance of up to 2,500,000 shares.  The Series D preferred stock has preference over the Company’s common stock but is subordinate to the liquidation preferences of the holders of the Company’s outstanding Series A, Series B and Series C preferred stock.  Series D preferred stock carries voting rights and is entitled to annual dividends of $0.0235 per share.  The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends.  At December 31, 2010 and 2009, cumulative dividends in arrears on the 1,751,005 outstanding Series D shares were $295,771 and $254,623, respectively, payable if and when declared by the Board of Directors.  In the event of dissolution or liquidation of the Company, the preferential amount payable to Series D preferred stockholders is $2.50 per share.  At December 31, 2010 and 2009, the liquidation preference for Series D preferred stock was $4,377,513.  Holders of the Series D preferred stock have the right, subject to the availability of authorized but unissued common stock, to convert their shares into shares of the Company's common stock without payment of additional consideration and are not redeemable unless by mutual consent.  The majority of Series D preferred shares are held by John Lawrence, president of the Company.

10.	2000 Stock Plan

In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan").  The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants of the Company to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000.  At December 31, 2010 and 2009, 300,000 shares of the Company's common stock had been issued under the Plan.  There were no issuances under the Plan during 2010 and 2009.

11.	Income Taxes

The Company recorded a deferred income tax benefit of $493,000 for 2010 and did not recognize a tax benefit for 2009.

At December 31, 2010 and 2009, the Company had net deferred tax assets composed as follows:

	2010	2009
Arising from differences in the book and tax basis of
properties, plants and equipment	$621,000	$582,000
Arising from limitation in deduction of foreign
exploration costs	408,000	366,000
Arising from net tax operating loss carryforwards	698,000	916,000
Total deferred tax assets	1,727,000	1,864,000
Valuation allowance	(1,234,000)	(1,864,000)
Net deferred tax assets	$493,000	$-

The deferred tax assets were calculated based on an estimated 34% income tax rate and are primarily related to accumulated net operating loss carryforwards.  Existing and forecasted pretax earnings for financial reporting purposes are sufficient to generate the estimated required future taxable income required to realize the recognized net deferred tax asset as of December 31, 2010.

At December 31, 2010, the Company had unexpired federal regular tax net operating loss carryforwards of approximately $2,100,000 which expire between 2016 and 2029.  In addition, the Company has unexpired Montana state net operating loss carryforwards of approximately $451,000, which expire between 2011 and 2027.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
11.	Income Taxes, continued

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income (loss) for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009
Computed "expected" tax provision (benefit)	$106,000	$(99,000)

Effect of permanent differences	30,000	23,000
Increase in valuation allowance	–	76,000
Release of valuation allowance	(629,000)	–
	$(493,000)	$–

During the year ended December 31, 2010 and 2009, there were no uncertain tax positions taken by the Company.

12.	Related-Party Transactions

Amounts due to related parties at December 31, 2010 and 2009 were as follows:

	2010	2009
Entity owned by John C. Lawrence, president and director	$–	$1,912
John C. Lawrence, president and director(1)	18,060	8,394
	$18,060	$10,306

Transactions affecting the payable to Mr. Lawrence during 2010 and 2009 were as follows:

	2010	2009
Balance, beginning of year	$8,394	$324,158
Aircraft rental charges	129,177	102,049
Conversion of payables and exercise of warrants	–	(328,132)
Payments and advances, net	(119,511)	(89,681)
Balance, end of year	$18,060	$8,394

In addition to transactions described above and in Notes 8 and 9, during 2010 and 2009, the Company had the following transactions with related parties:

During both 2010 and 2009, the Company declared 130,000 shares of its common stock to members of its Board of Directors as compensation for their services as directors.  In connection with the issuances, the Company recorded $67,600 and $39,000, respectively, in director compensation.  In addition, the Company had directors' compensation of $49,400 accrued as a liability as of December 31, 2009.

During 2010 and 2009, the Company paid $55,469 and $159,995, respectively to a director for development of Mexican mill sites.

A director of the Company acts as legal counsel to the Company. During the years ended December 31, 2010 and 2009, the Company paid legal fees and expenses to this director in the amount of $32,000 and $23,500, respectively.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
12.	Related-Party Transactions, continued

Royalty expense of $54,587 and $46,867 was incurred for the years ended December 31, 2010 and 2009, respectively, to a company controlled by Al Dugan, a significant stockholder and the father of a director, based on sales of zeolite.

13.	Commitments and Contingencies

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

The Company is currently involved in ongoing litigation related to royalty payments to outside parties for products that the Company sells.  A liability has been recorded as a result of one of these proceedings but management plans to vigorously defend the claims for the other suit.  No accrual or range of potential outcomes has been estimated for that suit.

In 2005, AM signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the years ended December 31, 2010 and 2009, $186,956 and $86,956 was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”).  Using appropriate regulatory channels, management may contest these proposed assessments, and has accrued $40,604 in other accrued liabilities as of December 31, 2010 related to these settled claims.  Additionally, there are MSHA proposed assessments of approximately $50,000 outstanding which have not been settled on.  Based on their estimate of the outcome of these remaining contested assessments, management has accrued $40,000 in other accrued liabilities at December 31, 2010.

Mine Safety Disclosure

Pursuantto Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities.  During the fiscal year ended December 31, 2010, the Company had violations as listed above.  There were not legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

14.	Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest expense is not allocated to the segments.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
14.	Business Segments, continued

Selected information with respect to segments for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Antimony Division - United States:
Revenues	$6,657,369	$2,567,107
Cost of sales:
Production costs	4,786,197	1,617,041
Depreciation	27,387	71,929
Freight and delivery	236,623	121,144
General and administrative	80,267	78,587
Direct sales expense	45,447	46,875
Total cost of sales	5,175,921	1,935,576
Gross profit - United States antimony	1,481,448	631,531

Antimony Division - Mexico:
Revenues (1)	-	-
Cost of sales:
Production costs	294,391	125,949
Depreciation	141,421	-
Freight and delivery	5,578	-
General and administrative	136,498	153,418
Total cost of sales	577,888	279,367
Gross profit (loss) - Mexico antimony	(577,888)	(279,367)

Total revenues - antimony	6,657,369	2,567,107
Total cost of sales - antimony	5,753,809	2,214,943
Total gross profit - antimony	903,560	352,164

Zeolite Division:
Revenues	2,415,955	1,536,233
Cost of sales:
Production costs	1,254,375	830,065
Depreciation	187,068	190,523
Freight and delivery	16,637	68,117
General and administrative	188,251	158,144
Royalties	229,352	202,736
Direct sales expense	70,100	69,766
Total cost of sales	1,945,783	1,519,351
Gross profit - zeolite	470,172	16,882

Total revenues - combined	9,073,324	4,103,340
Total cost of sales - combined	7,699,592	3,734,294
Total gross profit - combined	$1,373,732	$369,046

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
14.	Business Segments, continued

(1)
At December 31, 2010, production at the Company’s Mexico operation only brings antimony up to an intermediate stage, which must then be shipped to the United States operation for finishing.  Revenues are not recorded as no true sales occur at the intermediate stage.

	2010	2009
Capital expenditures:
Antimony
United States	$31,300	$3,000
Mexico (1)	927,131	573,416
Subtotal Antimony	958,431	576,416
Zeolite	36,300	129,565
	$994,731	$705,981

Properties, plants and equipment, net:
Antimony
United States	$73,632	$69,719
Mexico	2,247,661	1,659,960
Subtotal Antimony	2,321,293	1,729,679
Zeolite	1,523,707	1,674,475
	$3,845,000	$3,404,154

Total Assets:
Antimony
United States	$879,446	$329,932
Mexico	2,719,630	1,838,991
Subtotal Antimony	3,599,076	2,168,923
Zeolite	1,763,903	1,847,380
Corporate	499,923	1,581
	$5,862,902	$4,017,884

(1)	During the year ended December 31, 2010, management determined that an impairment of properties, plants and equipment was indicated, and recorded a $199,302 charge against operations (see note 6).

See Note 2 regarding sales to major customers.