Form 10-Q
period 2011-03-31
UNITED STATES ANTIMONY CORP
filed 2011-05-16
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐  No  ☒

At May 16, 2011 the registrant had outstanding 59,224,300 shares of par value $0.01 common stock.

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
ENDED MARCH 31, 2011

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,543,176	$448,861
Accounts receivable, less allowance
for doubtful accounts of $7,600	222,362	745,418
Inventories	216,993	143,291
Other current assets	354,636	18,255
Deferred tax asset	471,074	493,000
Total current assets	2,808,241	1,848,825

Properties, plants and equipment, net	3,900,624	3,845,000
Restricted cash for reclamation bonds	74,311	74,311
Other assets	113,536	94,766
Total assets	$6,896,712	$5,862,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$13,371	$—
Accounts payable	580,677	410,242
Accrued payroll, taxes and interest	99,232	90,503
Other accrued liabilities	189,001	220,128
Payables to related parties	24,897	18,060
Long-term debt, current	54,669	45,389
Total current liabilities	961,847	784,322

Long-term debt, noncurrent	87,481	82,407
Accrued reclamation and remediation costs, noncurrent	107,500	107,500
Total liabilities	1,156,828	974,229

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: no shares issued and outstanding	—	—
Series B: 750,000 shares issued and outstanding
(liquidation preference $870,000)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference and cumulative dividends of $4,673,284)	17,509	17,509
Common stock, $0.01 par vaue, 60,000,000 shares authorized;
58,356,800 and 56,307,382 shares issued and outstanding, respectively	583,567	563,073
Stock subscriptions receivable	(60,184)	(82,563)
Additional paid-in capital	25,268,307	24,505,331
Accumulated deficit	(20,078,594)	(20,123,956)
Total stockholders' equity	5,739,884	4,888,673
Total liabilities and stockholders' equity	$6,896,712	$5,862,902

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended
	March 31, 2011	March 31, 2010

REVENUES	$2,838,039	$1,414,826

COST OF REVENUES	2,491,519	1,296,403

GROSS PROFIT	346,520	118,423

OPERATING EXPENSES:
Mineral exploration expense	67,653	74,354
General and administrative	80,349	54,408
Professional fees	94,952	65,520
TOTAL OPERATING EXPENSES	242,954	194,282

INCOME (LOSS) FROM OPERATIONS	103,566	(75,859)

OTHER INCOME (EXPENSE):
Interest income, net	916	6,890
Factoring expense	(34,693)	(15,148)
TOTAL OTHER (EXPENSE)	(33,777)	(8,258)

INCOME (LOSS) BEFORE INCOME TAXES	69,789	(84,117)

INCOME TAX EXPENSE	24,426	—

NET INCOME (LOSS)	$45,363	$(84,117)

Net income (loss) per share of common stock:
Basic and diluted	$ Nil	$ Nil
Diluted	$ Nil	$ Nil

Weighted average shares outstanding:
Basic	57,164,492	53,327,290
Diluted	57,426,529	53,327,290

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
	March 31, 2011	March 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$45,363	$(84,117)
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
Depreciation expense	92,966	76,102
Common stock issued to directors for services	—	49,400
Deferred tax expense	21,926	—
Change in:
Accounts receivable, net	523,056	(55,453)
Inventories	(73,702)	20,505
Other current assets	(336,381)
Other assets	(18,770)	—
Accounts payable	152,609	(31,481)
Accrued payroll, taxes and interest	8,729	10,020
Other accrued liabilities	(31,127)	(35,949)
Deferred revenue	—	(6,361)
Payables to related parties	6,837	930
Net cash provided (used) by operating activities	391,506	(56,404)

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(100,265)	(141,925)
Net cash used by investing activities	(100,265)	(141,925)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of commissions	783,470	73,818
Principal payments of long-term debt	(16,146)	(15,543)
Payments received on stock subscription agreements	22,379	26,270
Change in checks issued and payable	13,371	29,254
Net cash provided by financing activities	803,074	113,799

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,094,315	(84,530)

Cash and cash equivalents at beginning of period	448,861	180,613
Cash and cash equivalents at end of period	$1,543,176	$96,083

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Properties, plants & equipment acquired with long-term debt	$30,500	$—
Properties, plants and equipment acquired with accounts payable	17,826	18,723

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation and Changes in Accounting Policies:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

Certain consolidated financial statement amounts for the three month period ended March 31, 2010 have been reclassified to conform to the 2011 presentation.  These reclassifications had no effect on the net income or accumulated deficit as previously reported.

Management estimates their effective tax rate at 35% for the current year.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

During the three months ended March 31, 2011 the Company incurred interest expense of $5,470, all of which has been capitalized as part of the cost of constructing the Cal Los Arcos Mill in Mexico. No interest was capitalized during 2010.

2.     Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Management has determined that the calculation of diluted earnings per share for the three month period ending March 31, 2011 adds 262,037 related to common stock purchase warrants.

As of March 31, 2011 and December 31, 2010, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	March 31, 2011	March 31, 2010
Warrants	—	941,667
Convertible preferred stock	2,299,745	2,260,252
Total possible dilution	2,299,745	3,201,919

3.     Inventories

	March 31, 2011	December 31, 2010
Antimony Metal	$91,273	$97,187
Antimony Oxide	93,775	7,233
Zeolite	31,945	38,871
	$216,993	$143,291

3.      Inventories, continued

At March 31, 2011 and December 31, 2010, antimony metal consisted principally of recast metal from antimony-based compounds and metal purchased from foreign suppliers.  Antimony oxide inventory consisted of finished product oxide held at the Company’s plant.  The Company’s zeolite inventory consists of salable zeolite material held at BRZ’s Idaho mining and production facility.

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

In 2005, a subsidiary of the Company signed an option agreement that gives it the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the three months ended March 31, 2011 and the year ended December 31, 2010, $0 and $186,956 respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”).  Using appropriate regulatory channels, management may contest these proposed assessments, and has accrued $40,604 in other accrued liabilities as of December 31, 2010 related to these settled claims.  Additionally, there are MSHA proposed assessments of approximately $50,000 outstanding which have not been settled on.  Based on their estimate of the outcome of these remaining contested assessments, management has accrued $40,000 in other accrued liabilities as of March 31, 2011.

5.     Other Current Assets

Other current assets consists of preliminary settlements from Teck Resources Ltd. ("Teck") on shipments of the Company's 'high lead' by-product which has precious metals content, and other current deposits. Although in practice these credits are applied against the Company's recurring purchases of raw antimony ore from Teck, the right of offset is not provided for in the underlying contracts.  At March 31, 2011 and December 31, 2010, $331,200 and $0, respectively, were receivable from Teck on these settlements, which will be fully realized within 90 days of period end.

6.     Concentrations of Risk

During the quarters ended March 31, 2011 and 2010, approximately 48% and 27%, respectively, of the Company's antimony revenues were generated by sales to two customers (Kohler, Inc. and Polymer Products Corporation).  The loss of the Company’s key customers could adversely affect its business.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

7.     Related Party Transactions

During the first quarter of 2011 and 2010, the Company paid $35,957 and $46,500, respectively, to Gary Babbit, Leo Jackson and Russell Lawrence, directors of the Company for permitting and other construction related activities at Mexican mill sites.

During the first quarter of 2011 and 2010, the Company paid $15,903 and $10,976, respectively, to John Lawrence as reimbursement for equipment used by the Company.

8.     Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest expense and factoring is not allocated to the segments.  Selected information with respect to segments is as follows:

	As of March 31, 2011	As of December 31, 2010
Properties, plants and equipment, net:
Antimony
United States	$123,973	$73,632
Mexico	2,299,083	2,247,661
Subtotal Antimony	2,423,056	2,321,293
Zeolite	1,477,568	1,523,707
	$3,900,624	$3,845,000

Total Assets:
Antimony
United States	$678,071	$879,446
Mexico	3,853,691	2,719,630
Subtotal Antimony	4,531,762	3,599,076
Zeolite	1,789,491	1,763,903
Corporate	575,459	499,923
	$6,896,712	$5,862,902

	For the three months ended
	March 31, 2011	March 31, 2010
Capital expenditures:
Antimony
United States	$57,222	$800
Mexico	91,369	159,848
Subtotal Antimony	148,591	160,648
Zeolite	—	—
	$148,591	$160,648

8.     Business Segments, continued

	For the three months ended March 31,
	2011	2010
Antimony Division - United States:
Revenues	$2,445,432	$1,003,080
Cost of sales:
Production costs	1,689,599	697,391
Depreciation	6,881	5,579
Freight and delivery	64,890	46,702
General and administrative	26,208	16,329
Direct sales expense	12,590	11,250
Total cost of sales	1,800,168	777,251
Gross profit - United States antimony	645,264	225,829

Antimony Division - Mexico:
Revenues (1)	—	—
Cost of sales:
Production costs	225,198	65,884
Depreciation	39,946	24,449
Freight and delivery	804	5,578
General and administrative	30,417	27,916
Total cost of sales	296,365	123,827
Gross profit (loss) - Mexico antimony	(296,365)	(123,827)

Total revenues - antimony	2,445,432	1,003,080
Total cost of sales - antimony	2,096,533	901,078
Total gross profit - antimony	348,899	102,002

Zeolite Division:
Revenues	392,607	411,746
Cost of sales:
Production costs	273,302	262,654
Depreciation	46,139	46,074
Freight and delivery	(2,280)	(1,178)
General and administrative	14,523	22,192
Royalties	44,912	48,290
Direct sales expense	18,390	17,293
Total cost of sales	394,986	395,325
Gross profit - zeolite	(2,379)	16,421

Total revenues - combined	2,838,039	1,414,826
Total cost of sales - combined	2,491,519	1,296,403
Total gross profit - combined	$346,520	$118,423

(1)
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

Results of Operations

For the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.

The Company’s operations resulted in net income of $45,363 for the three-month period ended March 31, 2011, compared with a net loss of $84,117 for the same period ended March 31, 2010.  The difference in income for the first quarter of 2011 compared to the similar period of 2010 is primarily due to an increase in sales volume of antimony.

Antimony Division:

Total revenues from antimony product sales for the first quarter of 2011 were $2,445,432 compared with $1,003,680 for the comparable quarter of 2010, an increase of $1,441,752.  During the three-month period ended March 31, 2011, 68% of the Company's revenues from antimony product sales were from sales to two customers (Kohler, Inc, and Polymer Products Corporation).  During the first quarter of 2011, sales of antimony products consisted of 387,092 pounds at an average sale price of $5.46 per pound.  The significant increase in both dollars and pounds of antimony sold is primarily due to an increased supply of raw materials available for production.

The cost of antimony production was $1,914,797, or $4.95 per pound sold during the first quarter of 2011 compared to $763,275, or $2.22 per pound sold during the first quarter of 2010.  The increase in cost per pound is primarily due to an increase in the cost of the raw materials.

Antimony depreciation for the first quarter of 2011 was $46,827 compared to $30,028 for the first quarter of 2010. The increase in depreciation is due to the increase in fixed assets in Mexico.

Antimony freight and delivery expense for the first quarter of 2011 was $65,694 compared to $52,280 during the first quarter of 2010.  The increase in freight and delivery expense is primarily due to an increase in the amount of freight delivered.

General and administrative expenses in the antimony division were $56,625 during the first quarter of 2011 compared to $44,245 during the same quarter in 2010.

Antimony sales expenses were $12,590 for the first quarter of 2011 compared to $11,250 during the same quarter in 2010.

During the first quarter of 2011 precious metals have become a larger byproduct of antimony sales comprising $331,200 in sales due to the increase in production and the soaring prices of silver and gold during the quarter.  During the first quarter of 2010 sales of silver and gold comprised $40,017 of antimony sales.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Zeolite Division:

Total revenue from sales of zeolite products during the first quarter of 2011 were $392,607 at an average sales price of $143.83 per ton, compared with the same quarter sales in 2010 of $411,746 at an average sales price of $136.66 per ton.

The cost of zeolite production was $273,302, or $100.81 per ton sold, for the first quarter of 2011 compared to $262,654, or $87.17 per ton sold, during the first quarter of 2010.  The increase was due to increased labor and propane expenses during the first quarter of 2011 compared to the first quarter of 2010.

Zeolite depreciation for the first quarter of 2011 was $46,139 compared to $46,074 for the first quarter of 2010.

Zeolite freight and delivery for the first quarter of 2011 was $(2,280) compared to $(1,178) for the first quarter of 2010.  The decrease is due to a decrease in freight expense due to a program of having customers pay their own freight.

During the first quarter of 2011, the Company incurred costs totaling $14,523 associated with general and administrative expenses at Bear River Zeolite Company, compared to $22,192 of such expenses in the comparable quarter of 2010.

Zeolite royalties expenses were $44,912 during the first quarter of 2011 compared to $48,290 during the first quarter of 2010.

Zeolite sales expenses were $18,390 during the first quarter of 2011 compared to $17,293 during the first quarter of 2010.

Administrative Operations

Mining exploration expense was $67,653 in the first quarter of 2011 compared to $74,354 during the first quarter of 2010.

General and administrative expenses for the corporation were $80,349 during the first quarter of 2011 compared to $54,408 for the same quarter in 2010.

Professional fees of $94,952 during the first quarter of 2011 compared to $65,520 during the first quarter of 2010. The increase is due to increased accounting and legal expenses

Interest income of $916 was incurred during the first quarter of 2011 compared to income of $6,890 during the first quarter of 2010.

Accounts receivable factoring expense was $34,693 during the first quarter of 2011 compared to $15,148 during the first quarter of 2010.  The increase is due to increases in antimony sales and accounts receivable.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued

Cash provided (used) by operating activities during the first three months of 2011 and 2010 was $391,506 and $(56,404), respectively and resulted primarily from increases in net income and other current assets in 2011.

Cash used by investing activities during the first three months of 2011 and 2010 was $100,625 and $141,925, respectively and primarily related to the purchase of property, plant and equipment in Mexico.

Net cash provided by financing activities during the first three months of 2011 and 2010 was $803,074 and $113,799, respectively and primarily generated from proceeds from the sale of common stock.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk.

Not applicable for small reporting company.

ITEM 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.

Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of March 31, 2011. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have been no changes during the quarter ended March 31, 2011 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.               LEGAL PROCEEDINGS

None

Item 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2011, the Company sold shares of its restricted common stock directly and through the exercise of outstanding stock purchase warrants as follows: 2,105,000 shares for $0.40 per share ($842,000).  Common stock sold is restricted as defined under Rule 144.  In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.  Proceeds received on sales of common stock were used for general corporate purposes.

Item 3.               DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

Item 4.               REMOVED AND RESERVED

None

Item 5.               OTHER INFORMATION

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During its fiscal quarter ended March 31, 2011, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 6.               EXHIBITS AND REPORTS ON FORM 8-K

Certifications

Certifications Pursuant to the Sarbanes-Oxley Act

Reports on Form 8-K                       None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date: May 13, 2011	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President
(Principal Executive, Financial and Accounting Officer)