Form 10-Q
period 2011-06-30
UNITED STATES ANTIMONY CORP
filed 2011-08-11
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period_________to__________

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.  Yes ☐ No ☑

At August 15, 2011 the registrant had outstanding 59,224,300 shares of par value $0.01 common stock.

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
ENDED JUNE 30, 2011

[The balance of this page has been intentionally left blank.]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$314,278	$448,861
Accounts receivable, less allowance
for doubtful accounts of $7,600	1,094,839	745,418
Inventories	764,849	143,291
Other current assets	42,025	18,255
Deferred tax asset	471,074	493,000
Total current assets	2,687,065	1,848,825

Properties, plants and equipment, net	5,009,162	3,845,000
Restricted cash for reclamation bonds	74,311	74,311
Other assets	99,949	94,766
Total assets	$7,870,487	$5,862,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	928,028	410,242
Accrued payroll, taxes and interest	103,342	90,503
Other accrued liabilities	175,798	220,128
Payables to related parties	42,263	18,060
Long-term debt, current	84,012	45,389
Total current liabilities	1,333,443	784,322

Long-term debt, noncurrent	185,926	82,407
Accrued reclamation and remediation costs, noncurrent	107,500	107,500
Total liabilities	1,626,869	974,229

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: no shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $870,000)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference and cumulative dividends of $4,673,284)	17,509	17,509
Common stock, $0.01 par vaue, 60,000,000 shares authorized;
59,349,300 and 56,307,382 shares issued and outstanding, respectively	593,492	563,073
Stock subscriptions receivable	(22,655)	(82,563)
Additional paid-in capital	25,638,159	24,505,331
Accumulated deficit	(19,992,166)	(20,123,956)
Total stockholders' equity	6,243,618	4,888,673
Total liabilities and stockholders' equity	$7,870,487	$5,862,902

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended				For the six months ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010

REVENUES		$3,050,002		$2,090,173		$5,888,041		$3,504,999

COST OF REVENUES		2,709,491		1,816,932		5,201,010		3,113,335

GROSS PROFIT		340,511		273,241		687,031		391,664

OPERATING EXPENSES:
Mineral exploration expense		96,033		(36,373)		163,686		37,981
General and administrative		89,967		56,292		170,316		110,700
Professional fees		30,888		21,381		125,840		86,901
TOTAL OPERATING EXPENSES		216,888		41,300		459,842		235,582

INCOME FROM OPERATIONS		123,623		231,941		227,189		156,082

OTHER INCOME (EXPENSE):
Interest income, net		1,526		3,123		2,442		10,013
Factoring expense		(38,721)		(30,481)		(73,414)		(45,629)
TOTAL OTHER (EXPENSE)		(37,195)		(27,358)		(70,972)		(35,616)

INCOME BEFORE INCOME TAXES		86,428		204,583		156,217		120,466

INCOME TAX EXPENSE		-		-		24,426		-

NET INCOME		$86,428		$204,583		$131,791		$120,466

Net income per share of
common stock:
Basic	$	Nil	$	Nil	$	Nil	$	Nil
Diluted	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average shares outstanding:
Basic		59,150,784		46,595,843		58,157,638		42,923,306
Diluted		61,556,430		46,595,843		60,594,978		42,923,306

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30, 2011	June 30, 2010
Cash Flows From Operating Activities:
Net income	$131,791	$120,466
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation expense	192,503	161,268
Common stock issued to directors for services	-	49,400
Deferred income tax expense	21,926	-
Change in:
Accounts receivable, net	(349,421)	(195,176)
Inventories	(621,558)	(381,926)
Other current assets	(23,770)	-
Other assets	(5,183)	-
Accounts payable	428,132	261,258
Accrued payroll, taxes and interest	12,839	28,625
Other accrued liabilities	(44,330)	(53,844)
Deferred revenue	-	(8,022)
Payables to related parties	24,203	10,494
Net cash used by operating activities	(232,868)	(7,457)

Cash Flows From Investing Activities:
Restricted cash for reclamation bonds	-	(7)
Purchase of properties, plants and equipment	(1,037,912)	(370,156)
Net cash used by investing activities	(1,037,912)	(370,163)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of commissions	1,163,248	193,317
Principal payments of long-term debt	(86,958)	(31,849)
Payments received on stock subscription agreements	59,907	66,270
Change in checks issued and payable	-	7,787
Net cash provided by financing activities	1,136,197	235,525

NET DECREASE IN CASH AND CASH EQUIVALENTS	(134,583)	(142,095)

Cash and cash equivalents at beginning of period	448,861	180,613
Cash and cash equivalents at end of period	$314,278	$38,518

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Properties, plants & equipment acquired with long-term debt	$229,100	$30,500
Properties, plants and equipment acquired with accounts payable	89,654	26,309
Stock issued for subscription receivable	-	90,000

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation and Changes in Accounting Policies:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

Certain consolidated financial statement amounts for the three month period ended June 30, 2010 have been reclassified to conform to the 2011 presentation.  These reclassifications had no effect on the net income or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.     Income Per Common Share:

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Management has determined that the calculation of diluted earnings per share for the three month period ending June 30, 2011 adds 88,037 related to common stock purchase warrants.

As of June 30, 2011 and 2010, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	June 30, 2011	June 30, 2010
Warrants	-	941,667
Convertible preferred stock	1,976,440	2,343,979
Total possible dilution	1,976,440	3,285,646

3.     Inventories

	June 30, 2011	December 31, 2010
Antimony Metal	$329,319	$97,187
Antimony Oxide	380,325	7,233
Zeolite	55,205	38,871
	$764,849	$143,291

At June 30, 2011 and December 31, 2010, antimony metal consisted principally of recast metal from antimony-based compounds and metal purchased from foreign suppliers.  Antimony oxide inventory consisted of finished product oxide held at the Company’s plant in Montana.  The Company’s zeolite inventory consists of salable zeolite material held at BRZ’s Idaho mining and production facility.

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

The Company is currently involved in ongoing litigation related to royalty payments to outside parties for products that the Company sells.  A liability was recorded during 2010 as a result of one of these proceedings but management plans to vigorously defend the claims for the other suit.  No accrual or range of potential outcomes has been estimated for that suit.

In 2005, a subsidiary of the Company signed an option agreement that gives it the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the three months ended June 30, 2011 and the year ended December 31, 2010, $43,478 and $186,956 respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”).  Using appropriate regulatory channels, management may contest these proposed assessments, and accrued $40,604 in other accrued liabilities as of December 31, 2010 which were subsequently paid.  Additionally there are MSHA proposed assessments of $55,567 outstanding which have not been settled on, and the entire amount was accrued in other accrued liabilities as of June 30, 2011.

5.     Concentrations of Risk

During the quarters ended June 30, 2011 and 2010, approximately 60% and 48%, respectively, of the Company's antimony revenues were generated by sales to three customers (Kohler, Inc., Polymer Products Corporation, and Alpha Gary Corporation).  The loss of the Company’s key customers could adversely affect its business.

6.     Related Party Transactions

During the second quarter of 2011 and 2010, the Company paid $43,452 and $35,957, respectively, to Gary Babbit, Leo Jackson and Russell Lawrence, directors of the Company for permitting and other construction related activities at Mexican mill sites.

During the second quarter of 2011 and 2010, the Company paid $28,679 and $15,063, respectively, to John Lawrence as reimbursement for equipment used by the Company.

During the first half of 2011 and 2010, the Company paid $79,409 and $82,457, respectively, to Gary Babbit, Leo Jackson and Russell Lawrence, directors of the Company for permitting and other construction related activities at Mexican mill sites.

During the first half of 2011 and 2010, the Company paid $44,582 and $26,039, respectively, to John Lawrence as reimbursement for equipment used by the Company.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

7.     Common Stock

The Company's Articles of Incorporation authorize 60,000,000 shares of $0.01 par value common stock available for issuance with such rights and preferences, including liquidation, dividend, conversion and voting rights, as the Board of Directors may determine.  At June 30, 2011, the number of common shares outstanding and reserved is as follows:

Common shares issued and outstanding	59,349,300

Allocated shares for:
Warrants to purchase common stock	600,000
United States Antimony Corporation 2000 stock plan	500,000
1,100,000

Total outstanding and reserved	60,449,300
Authorized shares	60,000,000
Number of shares overallocated	(449,300)

In addition, the Company has shares of Series D stock of 1,751,005 and warrants for purchase of 111,185 shares of Series D stock that is convertible on a one to one basis for shares of common stock.   However, such conversion is subject to the availability of authorized but unissued shares of common stock.

In order to ensure that the number of shares outstanding does not exceed the amount authorized, the Company has no plans on selling additional shares of common stock in the near future and will not authorize any grants under the stock plan.  The Company plans to pursue increasing its authorized shares during the second half of 2011.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8. Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest expense and factoring is not allocated to the segments.  Selected information with respect to segments is as follows:

	As of June 30, 2011	As of December 31, 2010
Properties, plants and equipment, net:
Antimony
United States	$138,765	$73,632
Mexico	3,254,187	2,247,661
Subtotal Antimony	3,392,952	2,321,293
Zeolite	1,616,210	1,523,707
	$5,009,162	$3,845,000

Total Assets:
Antimony
United States	$1,872,273	$879,446
Mexico	3,680,652	2,719,630
Subtotal Antimony	5,552,925	3,599,076
Zeolite	1,838,850	1,763,903
Corporate	478,712	499,923
	$7,870,487	$5,862,902

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Capital expenditures:
Antimony
United States	$22,067	$30,500	$79,289	$31,300
Mexico	997,867	230,816	1,089,236	390,664
Subtotal Antimony	1,019,934	261,316	1,168,525	421,964
Zeolite	188,140	5,000	188,140	5,000
	$1,208,074	$266,316	$1,356,665	$426,964

8. Business Segments, continued

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Antimony Division - United States:
Revenues	$2,579,744	$1,529,475	$5,025,176	$2,532,555
Cost of sales:
Production costs	1,826,748	1,209,529	3,516,347	1,823,762
Depreciation	7,275	7,213	14,156	12,792
Freight and delivery	51,224	47,225	116,114	93,927
General and administrative	32,466	22,832	58,674	39,161
Direct sales expense	13,086	11,250	25,676	22,500
Total cost of sales	1,930,799	1,298,049	3,730,967	1,992,142
Gross profit - United States	648,945	231,426	1,294,209	540,413
antimony
Antimony Division - Mexico:
Revenues (1)	-	-	-	-
Cost of sales:
Production costs	244,651	-	469,849	149,042
Depreciation	42,764	31,611	82,710	56,060
Freight and delivery	910	-	1,714	5,578
General and administrative	17,596	32,041	48,013	59,957
Total cost of sales	305,921	63,652	602,286	270,637
Gross profit (loss) - Mexico	(305,921)	(63,652)	(602,286)	(270,637)
antimony
Total revenues - antimony	2,579,744	1,529,475	5,025,176	2,532,555
Total cost of sales - antimony	2,236,720	1,361,701	4,333,253	2,262,779
Total gross profit - antimony	343,024	167,774	691,923	269,776

Zeolite Division:
Revenues	470,258	560,698	862,865	972,444
Cost of sales:
Production costs	315,310	279,726	588,612	542,380
Depreciation	49,498	46,342	95,637	92,416
Freight and delivery	10,320	8,030	8,040	6,852
General and administrative	26,844	32,191	41,367	54,383
Royalties	52,139	71,613	97,051	119,903
Direct sales expense	18,660	17,329	37,050	34,622
Total cost of sales	472,771	455,231	867,757	850,556
Gross profit (loss) - zeolite	(2,513)	105,467	(4,892)	121,888

Total revenues - combined	3,050,002	2,090,173	5,888,041	3,504,999
Total cost of sales - combined	2,709,491	1,816,932	5,201,010	3,113,335
Total gross profit - combined	$340,511	$273,241	$687,031	$391,664

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

Results of Operations

For the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010.

The Company’s operations resulted in net income of $86,428 for the three-month period ended June 30, 2011, compared with a net income of $121,425 for the same period ended June 30, 2010.  The difference in income for the first quarter of 2011 compared to the similar period of 2010 is primarily due to an increase in sales volume of antimony.

Antimony Division:

Total revenues from antimony product sales for the second quarter of 2011 were $2,579,744 compared with $1,529,475 for the comparable quarter of 2010, an increase of $1,050,269.  During the three-month period ended June 30, 2011, 68% of the Company's revenues from antimony product sales were from sales to three customers (Kohler, Inc,, Polymer Products Corporation, and AlphaGary Corporation).  During the second quarter of 2011, sales of antimony products consisted of 385,737 pounds at an average sale price of $6.66 per pound.  The increase in dollars per pounds of antimony is primarily due to an increased demand of raw materials.

The cost of antimony production was $2,071,399, or $5.37 per pound sold during the second quarter of 2011 compared to $1,292,687, or $3.35 per pound sold during the second quarter of 2010.  The increase in cost per pound is primarily due to an increase in the cost of the raw materials.

Antimony depreciation for the second quarter of 2011 was $50,039 compared to $38,824 for the second quarter of 2010.  The increase in depreciation is due to the increase in fixed assets in Mexico.

Antimony freight and delivery expense for the second quarter of 2011 was $52,134 compared to $47,225 during the second quarter of 2010.  The increase in freight and delivery expense is primarily due to an increase in the amount of freight charged.

General and administrative expenses in the antimony division were $50,062 during the second quarter of 2011 compared to $54,873 during the same quarter in 2010.

Antimony sales expenses were $13,086 for the second quarter of 2011 compared to $11,250 during the same quarter in 2010.

During the second quarter of 2011 precious metals a byproduct of antimony have decreased in sales to $6,382 compared to the second quarter of 2010 in which sales of silver and gold comprised $139,897.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

Zeolite Division:

Total revenue from sales of zeolite products during the second quarter of were $470,258 at an average sales price of $146.38 per ton, compared with the same quarter sales in 2010 of $560,698 at an average sales price of $148.93 per ton.

The cost of zeolite production was $315,310, or $100.64 per ton sold, for the second quarter of 2011 compared to $279,726, or $87.17 per ton sold, during the second quarter of 2010.  The increase was due to increased labor and propane expenses during the first quarter of 2011 compared to the second quarter of 2010.

Zeolite depreciation for the first quarter of 2011 was $49,498 compared to $46,342 for the first quarter of 2010.

Zeolite freight and delivery for the second quarter of 2011 was $10,320 compared to $8,030 for the second quarter of 2010.  The increase is due to an increase in freight expense.

During the second quarter of 2011, the Company incurred costs totaling $26,844 associated with general and administrative expenses at Bear River Zeolite Company, compared to $32,191 of such expenses in the comparable quarter of 2010.

Zeolite royalties expenses were $52,139 during the second quarter of 2011 compared to $71,613 during the second quarter of 2010.  The decrease in royalty expense was related to the decrease in Zeolite sales.

Zeolite sales expenses were $18,660 during the second quarter of 2011 compared to $17,329 during the second quarter of 2010.

Administrative Operations

Mining exploration expense was $96,033 in the second quarter of 2011 compared to $(36,373) during the second quarter of 2010.  The negative balance in the second quarter of 2010 and difference in balances between years is due to reclassing accounts pertaining to the Mexico mining between years.

General and administrative expenses for the corporation were $89,967 during the second quarter of 2011 compared to $56,292 for the same quarter in 2010.  The increase is due to increased officer wages, telephone expenses and additional costs associated with providing required filings in XBRL format.

Professional fees of $30,888 during the second quarter of 2011 compared to $21,381 during the second quarter of 2010. The increase is due to increased accounting and legal expenses.

Interest income of $1,526 was incurred during the second quarter of 2011 compared to income of $3,123 during the first quarter of 2010.

Accounts receivable factoring expense was $38,721 during the second quarter of 2011 compared to $30,481 during the second quarter of 2010.  The increase is due to increases in accounts receivable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

For the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010.

The Company’s operations resulted in net income of $131,791 for the six-month period ended June 30, 2011, compared with net income of $120,466 for the same period ended June 30, 2010.  The difference in income for the first half of 2011 compared to the similar period of 2010 is primarily due to an increase in sales volume of antimony.

Antimony Division:

Total revenues from antimony product sales for the first half of 2011 were $5,025,176 compared with $2,532,555 for the comparable period of 2010, an increase of $2,492,621.  During the six-month period ended June 30, 2011, 69% of the Company's revenues from antimony product sales were from sales to three customers.  Sales of antimony products during the first half of 2011 consisted of 772,829 pounds at an average sale price of $6.06 per pound.  During the first half of 2010, sales of antimony products consisted of 759,691 pounds at an average sale price of $3.33 per pound.  The increase in antimony revenues is due to increased prices for the commodity.

The cost of antimony production was $3,986,196, or $5.16 per pound sold during the first half of 2011 compared to $1,972,804 or $2.59 per pound sold during the first half of 2010.  The increase in cost per pound is primarily due to increased prices for the commodity.

Antimony depreciation for the first half of 2011 was $96,866 compared to $68,852 for the first half of 2010.  The increase in depreciation is due to new assets being placed in service in Mexico.

Antimony freight and delivery expense for the first half of 2011 was $117,828 compared to $99,505 during the first half of 2010.  The increase in freight and delivery expense is primarily due to an increase in the amount of product delivered.

General and administrative expenses in the antimony division were $106,687 during the first half of 2011 compared to $99,118 during the same half in 2010.

Antimony sales expenses were $25,676 for the first half of 2011 and $22,500 for the first half in 2010.

Zeolite Division:

Total revenue from sales of zeolite products during the first half of 2011 were $862,865 at an average sales price of $147,65 per ton, compared with the same period sales in 2010 of $972,444 at an average sales price of $143.77 per ton. The increase in sales price per ton is due to increased pricing for the metal.

The cost of zeolite production was $588,612, or $100.72 per ton sold, for the first half of 2011 compared to $542,380, or $80.19 per ton sold, during the first half of 2010.  The increase was due to increased maintenance and labor costs in 2011 compared to 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

Zeolite depreciation for the first half of 2011 was $95,637 compared to $92,416 for the first half of 2010.

Zeolite freight and delivery for the first half of 2011 was $8,040 compared to $6,852 for the first half of 2010.

During the first half of 2011, the Company incurred costs totaling $41,367 associated with general and administrative expenses at Bear River Zeolite Company, compared to $54,383 of such expenses in the comparable period of 2010.  The decrease is primarily due to a decrease in fines and penalties.

Zeolite royalties expenses were $97,051 during the first half of 2011 compared to $119,903 during the first half of 2010.  The decrease in royalty expense was related to the decrease in Zeolite sales.

Zeolite sales expenses were $37,050 during the first half of 2011 compared to $34,622 during the first half of 2010.

Administrative Operations

Mineral exploration expense for the first half of 2011 were $163,686 compared to $37,981 during the comparable period of 2010. The increase in costs is due primarily to expansion and initiation of Mexican operations.

General and administrative expenses for the corporation were $170,316 during the first half of 2011 compared to $110,700 for the same period in 2010. The increase is due to the hiring of a CFO at the end of the first quarter.

Professional fees for the first half of 2011 were $125,840 compared to $86,901 during the first half of 2010.   The increase is due to increased accounting and legal expenses.

Interest income of $2,442 was earned during the first half of 2011 compared to $10,013 expensed during the first half of 2010.  The decrease in expense is due to the conversion of a significant loan balance to common stock between periods and interest earned on stock subscriptions receivable.

Accounts receivable factoring expense was $73,414 during the first half of 2011 compared to $45,629 during the first half of 2010. The increase is due to increases in accounts receivable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

Cash used by operating activities during the first six months of 2011 and 2010 was $(232,868) and $(7,457), respectively and resulted primarily from increases in net income and other current assets in 2011.

Cash used by investing activities during the first six months of 2011 and 2010 was $(1,037,912) and $(370,163), respectively and primarily related to the purchase of property, plant and equipment in Mexico.

Net cash provided by financing activities during the first three months of 2011 and 2010 was $1,136,197 and $235,525, respectively and primarily generated from proceeds from the sale of common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable for small reporting company.
ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.

Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2011. These material weaknesses are as follows:

●	The Company does not have either internally or on its Board of Directors the expertise to produce financial statements to be filed with the SEC.

●
The Company lacks proper segregation of duties. As with any company the size of ours, this lack of segregation of duties is due to limited resources. The president authorizes the majority of the expenditures and signs checks.

●	The Company lacks accounting personnel with sufficient skills and experience to ensure proper accounting for complex, non-routine transactions.

●	During its year end audit, our independent registered accountants discovered material misstatements in our financial statements that required audit adjustments.

MANAGEMENT'S REMEDIATION INITIATIVES

We are aware of these material weaknesses and plan to put procedures in place to ensure that independent review of material transactions is performed. In addition, we plan to consult with independent experts when complex transactions are entered into.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have been no changes during the quarter ended June 30, 2011 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2011, the Company sold shares of its restricted common stock directly and through the exercise of outstanding stock purchase warrants as follows: 2,105,000 shares for $0.40 per share ($842,000).  Common stock sold is restricted as defined under Rule 144.  In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.  Proceeds received on sales of common stock were used for general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

ITEM 4.  REMOVED AND RESERVED

None

ITEM 5.  OTHER INFORMATION

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During its fiscal quarter ended June 30, 2011, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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