Form 10-Q
period 2011-09-30
UNITED STATES ANTIMONY CORP
filed 2011-11-21
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period_____________to______________

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

At November 22, 2011, the registrant had outstanding 59,349,300 shares of par value $0.01 common stock.

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

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)	1-8

Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	9-12

Item 3:	Quantitative and Qualitative Disclosure about Market Risk	13

Item 4:	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	14

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3:	Defaults upon Senior Securities	14

Item 4:	Removed and Reserved	14

Item 5:	Other Information	14

Item 6:	Exhibits and Reports on Form 8-K	14

SIGNATURE		15

CERTIFICATIONS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$511,070	$448,861
Accounts receivable, less allowance
for doubtful accounts of $7,600	371,120	745,418
Inventories	1,242,326	143,291
Other receivable (note 3)	279,193	-
Other current assets	106,451	18,255
Deferred tax asset	471,074	493,000
Total current assets	2,981,234	1,848,825

Properties, plants and equipment, net	5,621,579	3,845,000
Restricted cash for reclamation bonds	74,320	74,311
Other assets	94,767	94,766
Total assets	$8,771,900	$5,862,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,127,649	$410,242
Accrued payroll, taxes and interest	78,201	90,503
Other accrued liabilities	183,804	220,128
Payables to related parties	46,218	18,060
Long-term debt, current	84,012	45,389
Total current liabilities	1,519,884	784,322

Long-term debt, noncurrent	173,197	82,407
Accrued reclamation and remediation costs, noncurrent	107,500	107,500
Total liabilities	1,800,581	974,229

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: no shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $870,000)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference and cumulative dividends of $4,673,284)	17,509	17,509
Common stock, $0.01 par vaue, 60,000,000 shares authorized;
59,349,300 and 56,307,382 shares issued and outstanding, respectively	593,492	563,073
Stock subscriptions receivable		(82,563)
Additional paid-in capital	25,635,129	24,505,331
Accumulated deficit	(19,284,090)	(20,123,956)
Total stockholders' equity	6,971,319	4,888,673
Total liabilities and stockholders' equity	$8,771,900	$5,862,902

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended			For the nine months ended
	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010

REVENUES	$3,332,008		$2,659,733	$9,262,039		$6,164,732

COST OF REVENUES	2,505,682		2,237,320	7,913,079		5,374,054

GROSS PROFIT	826,326		422,413	1,348,960		790,678

OPERATING EXPENSES:
General and administrative	28,582		75,066	198,186		189,568
Professional fees	34,764		21,381	160,604		119,062
TOTAL OPERATING EXPENSES	63,346		96,447	358,790		308,630

INCOME FROM OPERATIONS	762,980		325,966	990,170		482,048

OTHER INCOME (EXPENSE):
Interest income	248		117	4,326		15,190
Interest expense	(2,569)		(2,522)	(4,204)		(7,582)
Factoring expense	(52,586)		(38,444)	(126,000)		(84,073)
Mexico impairment loss			(199,302)			(199,302)
TOTAL OTHER (EXPENSE)	(54,907)		(240,151)	(125,878)		(275,767)

INCOME BEFORE INCOME TAXES	708,073		85,815	864,292		206,281

INCOME TAX EXPENSE	-		-	24,426		-

NET INCOME (LOSS)	$708,073		$85,815	$839,866		$206,281

Net income per share of
common stock:
Basic	$0.01	$	Nil	$0.01	$	Nil
Diluted	$0.01	$	Nil	$0.01	$	Nil

Weighted average shares outstanding:
Basic	59,150,784		54,953,914	58,157,638		54,076,568
Diluted	59,692,102		55,198,358	58,662,586		54,309,523

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	September 30, 2011	September 30, 2010
Cash Flows From Operating Activities:
Net income	$839,866	$206,281
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation expense	297,866	263,858
Common stock issued to directors for services	-	49,400
Mexico impairment loss	-	199,302
Deferred income tax expense	21,926	-
Change in:
Accounts receivable, net	374,298	(158,078)
Inventories	(1,099,035)	(326,390)
Other receivable	(279,193)	-
Other current assets	(88,196)	-
Accounts payable	627,752	83,965
Accrued payroll, taxes and interest	(12,302)	27,213
Other accrued liabilities	(36,324)	(46,121)
Deferred revenue	-	(8,022)
Payables to related parties	28,158	11,954
Net cash provided (used) by operating activities	674,816	303,362

Cash Flows From Investing Activities:
Restricted cash for reclamation bonds	(9)	(19)
Purchase of properties, plants and equipment	(1,744,892)	(792,332)
Net cash used by investing activities	(1,744,901)	(792,351)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of commissions	1,160,218	281,817
Principal payments of long-term debt	(110,487)	(41,302)
Payments received on stock subscription agreements	82,563	126,270
Change in checks issued and payable	-	(17,142)
Net cash provided by financing activities	1,132,294	349,643

NET DECREASE IN CASH AND CASH EQUIVALENTS	62,209	(139,436)

Cash and cash equivalents at beginning of period	448,861	180,613
Cash and cash equivalents at end of period	$511,070	$41,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Properties, plants & equipment acquired with long-term debt	$239,900	$30,500
Properties, plants and equipment acquired with accounts payable	89,654	46,810
Stock issued for subscription receivable	-	180,000

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation and Changes in Accounting Policies:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

Certain consolidated financial statement amounts for the three and nine month periods ended September 30, 2010 have been reclassified to conform to the 2011 presentation.  These reclassifications had no effect on the net income or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.     Income Per Common Share:

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Management determined that the calculation of diluted earnings per share for the three and nine months ended September 30, 2011, adds 541,948 and 504,948 shares, respectively, related to common stock purchase warrants.

As of September 30, 2011 and 2010, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	September 30, 2011	September 30, 2010
Warrants	-	941,667
Convertible preferred stock	1,751,005	2,343,979
Total possible dilution	1,751,005	3,285,646

3.     Inventories

	September 30, 2011	December 31, 2010
Antimony Metal	248,257	$97,187
Antimony Oxide	238,538	7,233
Antimony Ore	624,950
Zeolite	130,581	38,871
	$1,242,326	$143,291

At September 30, 2011 and December 31, 2010, antimony metal consisted principally of recast metal from antimony-based compounds and metal purchased from foreign suppliers.  Antimony oxide inventory consisted of finished product oxide held at the Company’s plant in Montana.  The Company’s zeolite inventory consists of salable zeolite material held at BRZ’s Idaho mining and production facility.  Antimony ore was primarily held in Mexico.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

3.     Inventories, continued:

In the period subsequent to September 30, 2011, mangament reached an agreement with our primary raw materials supplier who granted credits accumulating $769,636 to the Company, related to an incorrect interpretation of the supply contract, which had resulted in the Company over-remitting ore settlements throughout the year.  Under guidance contained in ASC 855-10-25 management determined that the agreement represents a recognized subsequent event.  Management applied $490,443 on outstanding accounts payable to the supplier and recorded other receivable for the remaining $279,193 at September 30, 2011, which was subsequently applied to further purchases.

4.     Commitments and Contingencies:

The Company's management believes that the Company is currently in substantial compliance with environmental regulatory requirements and that its accrued environmental reclamation costs are representative of management's estimate of costs required to fulfill its reclamation obligations.  Such costs are accrued at the time the expenditure becomes probable and the costs can reasonably be estimated.  The Company recognizes, however, that in some cases future environmental expenditures cannot be reliably determined due to the uncertainty of specific remediation methods, conflicts between regulating agencies relating to remediation methods and environmental law interpretations, and changes in environmental laws and regulations.  Any changes to the Company's reclamation plans as a result of these factors could have an adverse affect on the Company's operations.  The range of possible losses in excess of the amounts accrued cannot be reasonably estimated at this time.

The Company was previously involved in ongoing litigation related to royalty payments to outside parties for products that the Company sells.  The Company has agreed to a settlement with the plaintiffs which changes the royalty amount paid for both the prior and future product sales.  The settlement results in a reduction of the Company’s accrued liabilities of approximately $28,000 which has been reflected in the September 30, 2011 statements.

In 2005, a subsidiary of the Company signed an option agreement that gives it the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the nine months ended September 30, 2011 and the year ended December 31, 2010, $43,478 and $186,956 respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”).  Using appropriate regulatory channels, management may contest these proposed assessments, and accrued $40,604 in other accrued liabilities as of December 31, 2010 which were subsequently paid.  Additionally there are MSHA proposed assessments of $73,225 outstanding which have not been settled on, and the entire amount was accrued in other accrued liabilities as of September 30, 2011.

5.     Concentrations of Risk

During the quarters ended September 30, 2011 and 2010, approximately 60% and 27% respectively, of the Company's antimony revenues were generated by sales to three customers.  The loss of the Company’s key customers could adversely affect its business.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6.     Related Party Transactions

During the third quarter of 2011 and 2010, the Company paid $43,387 and $39,492, respectively, to Gary Babbit, Leo Jackson, and Russell Lawrence, directors of the Company, for permitting and other construction related activities at Mexican mill sites.

During the first nine months of 2011 and 2010, the Company paid $120,259 and $121,949, respectively, to Gary Babbitt, Leo Jackson and Russell Lawrence, directors of the Company for permitting and other construction related activities at Mexican mill sites.

During the first nine months of 2011 and 2010, the Company paid $65,912 and $26,039, respectively, to John Lawrence as reimbursement for equipment used by the Company.

7.     Common Stock

The Company's Articles of Incorporation authorize 60,000,000 shares of $0.01 par value common stock available for issuance with such rights and preferences, including liquidation, dividend, conversion and voting rights, as the Board of Directors may determine.  At September 30, 2011, the number of common shares outstanding and reserved is as follows:

Common shares issued and outstanding	59,349,300

Allocated shares for:
Warrants to purchase common stock	600,000
United States Antimony Corporation 2000 stock plan	500,000
1,100,000

Total outstanding and reserved	60,449,300
Authorized shares	60,000,000
Number of shares over allocated	(449,300)

In addition, the Company has shares of Series D stock of 1,751,005 and warrants for purchase of 111,185 shares of Series D stock that is convertible on a one to one basis for shares of common stock.   However, such conversion is subject to the availability of authorized but unissued shares of common stock.

In order to ensure that the number of shares outstanding does not exceed the amount authorized, the Company has no plans on selling additional shares of common stock in the near future and will not authorize any grants under the stock plan.  The Company plans to pursue increasing its authorized shares during the fourth quarter of 2011.

 PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8. Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest expense and factoring is not allocated to the segments.  Selected information with respect to segments is as follows:

	As of September 30, 2011	As of December 31, 2010
Properties, plants and equipment, net:
Antimony
United States	$131,096	$73,632
Mexico	3,854,353	2,247,661
Subtotal Antimony	3,985,449	2,321,293
Zeolite	1,636,130	1,523,707
	$5,621,579	$3,845,000

Total Assets:
Antimony
United States	$1,943,376	$879,446
Mexico	4,536,310	2,719,630
Subtotal Antimony	6,479,686	3,599,076
Zeolite	1,813,502	1,763,903
Corporate	478,712	499,923
	$8,771,900	$5,862,902

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Capital expenditures:
Antimony
United States	$16,501	$31,300	$95,790	$34,809
Mexico	579,525	390,664	1,668,761	798,533
Subtotal Antimony	596,026	421,964	1,764,551	833,342
Zeolite	121,756	5,000	309,896	36,300
	$717,782	$426,964	$2,074,447	$869,642

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8. Business Segments, continued

	Three months ended September 30,		nine months ended September 30,
	2011	2010	2011	2010
Antimony Division - United States:
Revenues	$2,792,310	$1,899,469	$7,817,487	$4,432,024
Cost of sales:
Production costs	1,639,741	1,278,840	5,128,984	3,257,222
Depreciation	7,669	7,937	21,825	20,729
Freight and delivery	66,190	75,887	153,626	169,814
General and administrative	56,487	43,510	171,702	57,408
Direct sales expense	21,310	11,250	46,986	33,750
Total cost of sales	1,791,397	1,417,424	5,523,123	3,538,923
Gross profit - United States	1,000,913	482,045	2,294,364	893,101
antimony
Antimony Division - Mexico:
Revenues (1)	-	-	-	-
Cost of sales:
Production costs	237,352	53,813	688,138	63,843
Depreciation	44,077	46,768	126,787	102,828
General and administrative	(13,264)	141,200	219,211	239,789
Total cost of sales	268,165	241,781	1,034,136	406,460
Gross profit (loss) - Mexico	(268,165)	(241,781)	(1,034,136)	(406,460)
antimony
Total revenues - antimony	2,792,310	1,899,469	7,817,487	4,432,024
Total cost of sales - antimony	2,059,562	1,659,205	6,557,259	3,945,383
Total gross profit - antimony	732,748	240,264	1,260,228	486,641

Zeolite Division:
Revenues	539,698	760,264	1,444,552	1,732,708
Cost of sales:
Production costs	262,645	395,686	835,758	938,066
Depreciation	53,617	47,885	149,254	140,301
Freight and delivery	23,314	4,817	73,344	11,669
General and administrative	62,982	30,932	119,800	85,315
Royalties	24,266	81,229	121,317	201,132
Direct sales expense	19,296	17,566	56,347	52,188
Total cost of sales	446,120	578,115	1,355,820	1,428,671
Gross profit (loss) - zeolite	93,578	182,149	88,732	304,037

Total revenues - combined	3,332,008	2,659,733	9,262,039	6,164,732
Total cost of sales - combined	2,505,682	2,237,320	7,913,079	5,374,054
Total gross profit - combined	$826,326	$422,413	$1,348,960	$790,678

(1)
Production at the Company’s Mexico operation only brings antimony up to an intermediate stage, which must then be shipped to the United States operation for finishing.  Revenues are not recorded as no sales occur at the intermediate stage.

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

Results of Operations

For the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010.

The Company’s operations resulted in net income of $708,073 for the three-month period ended September 30, 2011, compared with a net income of $85,815 for the same period ended September 30, 2010.  The difference in income for the third quarter of 2011 compared to the similar period of 2010 is primarily due to a $769,636 credit from a supplier for the cost of raw material for the current quarter that resulted in a reduced cost of production.

Antimony Division:
Total revenues from antimony product sales for the third quarter of 2011 were $2,792,310 compared with $1,899,469 for the comparable quarter of 2010, an increase of $892,841.  During the three-month period ended September 30, 2011, 62% of the Company's revenues from antimony product sales were from sales to three customers (Kohler, Inc,, Polymer Products Corporation, and Alpha Gary Corporation).  During the third quarter of 2011, sales of antimony products consisted of 431,197 pounds at an average sale price of $6.47 per pound. Sales of antimony products during the third quarter of 2010 consisted of 478,751 pounds at an average price of $3.97 per pound.  The increase in dollars per pounds of antimony is primarily due to an increased demand for raw materials.

The cost of antimony production was $2,059,562 or $4.77 per pound sold during the third quarter of 2011 compared to $1,659,205 or $3.46 per pound sold during the third quarter of 2010.  The increase in cost per pound is primarily due to an increase in the cost of the raw materials.

Antimony depreciation for the third quarter of 2011 was $51,746 compared to $54,705 for the third quarter of 2010.  The increase in depreciation is due to the increase in fixed assets in Mexico.

Antimony freight and delivery expense for the third quarter of 2011 was $66,190 compared to $75,887 during the third quarter of 2010.  The decrease in freight and delivery expense is primarily due to a decrease in the amount of product delivered.

General and administrative expenses in the antimony division were $43,223 during the third quarter of 2011 compared to $184,710 during the same quarter in 2010.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

Antimony sales expenses were $21,310 for the third quarter of 2011 compared to $11,250 during the same quarter in 2010.

During the third quarter of 2011, precious metals, a byproduct of antimony, increased in sales to $142,437 compared to the third quarter of 2010 in which sales of silver and gold comprised $119,538

Zeolite Division:
Total revenue from sales of zeolite products during the third quarter of 2011 were $539,698, an average sales price of $191.47 per ton, compared with the same quarter sales in 2010 of $760,264, an average sales price of $168.28 per ton.

The cost of zeolite production was $262,645, or $93.17 per ton sold, for the third quarter of 2011 compared to $395,686, or $87.56 per ton sold, during the third quarter of 2010.  The increase was due to increased labor and propane expenses during the third quarter of 2011 compared to the third quarter of 2010.

Zeolite depreciation for the third quarter of 2011 was $53,617 compared to $47,885 for the third quarter of 2010.

Zeolite freight and delivery for the third quarter of 2011 was $23,314 compared to $4,817 for the third quarter of 2010.  The increase is due to an increase in freight expense.  (In 2010 customers were paying their own freight).

During the third quarter of 2011, the Company incurred costs totaling $62,982 associated with general and administrative expenses at Bear River Zeolite Company, compared to $30,932 of such expenses in the comparable quarter of 2010.

Zeolite royalties expenses were $24,266(reduced by a one-time adjustment of $28,067) during the third quarter of 2011 compared to $81,229 during the third quarter of 2010.  The decrease in royalty expense before the adjustment was due to a decrease in Zeolite sales.

Zeolite sales expenses were $19,296 during the third quarter of 2011 compared to $17,566 during the third quarter of 2010.

Administrative Operations:
General and administrative expenses for the corporation were $28,582 during the third quarter of 2011 compared to $75,066 for the same quarter in 2010.  The decrease is due to more efficiency, and part of management labor costs were capitalized as construction costs during 2011.

Professional fees were $34,764 during the third quarter of 2011 compared to $21,381 during the third quarter of 2010. The increase is due to increased accounting and legal expenses.

Net interest expense of $2,321 was incurred during the third quarter of 2011 compared to net interest expense of $2,405 incurred during the third quarter of 2010.

Accounts receivable factoring expense was $52,586 during the third quarter of 2011 compared to $38,444 during the third quarter of 2010.  The increase is due to increases in accounts receivable.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

For the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010.

The Company’s operations resulted in net income of $839,866 for the nine-month period ended September 30, 2011, compared with net income of $206,281 for the same period ended September 30, 2010.  The difference in income for the first nine months of 2011 compared to the similar period of 2010 is primarily due to an increase in sales of antimony.

Antimony Division:
Total revenues from antimony product sales for the first nine months of 2011 were $7,817,487 compared with $4,432,024 for the comparable period of 2010, an increase of $3,385,463 (76.4%).  During the nine-month period ended September 30, 2011, 62% of the Company's revenues from antimony product sales were from sales to three customers.  Sales of antimony products during the first nine months of 2011 consisted of 1,204,026 pounds at an average sale price of $6.49 per pound.  During the first nine months of 2010, sales of antimony products consisted of 1,238,442 pounds at an average sale price of $3.58 per pound.  The increase in antimony revenues is due to increased prices for products.

The cost of antimony production was $6,557,259, or $5.44 per pound sold during the first nine months of 2011 compared to $3,945,383 or $3.19 per pound sold during the first nine months of 2010.  The increase in cost per pound is primarily due to increased prices for raw materials.

Antimony depreciation for the first nine months of 2011 was $148,612 compared to $123,557 for the first nine months of 2010.  The increase in depreciation is due to new assets being placed in service in Mexico.

Antimony freight and delivery expense for the first nine months of 2011 was $153,626 compared to $169,814 during the first nine months of 2010.  The decrease in freight and delivery expense is primarily due to a decrease in the amount of product delivered.

General and administrative expenses in the antimony division were $390,913 during the first nine months of 2011 compared to $297,197 during the same period in 2010.

Antimony sales expenses were $46,986 for the first nine months of 2011 and $33,750 for the first nine months in 2010.

During the first nine months of 2011, precious metals, a byproduct of antimony, increased in sales to $482,742 compared to the first nine months of 2010 in which sales of silver and gold comprised $304,843.

Zeolite Division:
Total revenue from sales of zeolite products during the first nine months of 2011 were $1,444,552 at an average sales price of $166.77 per ton, compared with the same period sales in 2010 of $1,732,708 at an average sales price of $153.58 per ton. The increase in sales price per ton is due to increased pricing for the product.

The cost of zeolite production was $835,758, or $96.48 per ton sold, for the first nine months of 2011 compared to $938,066, or $83.14 per ton sold, during the first nine months of 2010.  The increase was due to increased maintenance and labor costs in 2011 compared to 2010.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

Zeolite depreciation for the first nine months of 2011 was $149,254 compared to $140,301 for the first nine months of 2010.

Zeolite freight and delivery for the first nine months of 2011 was $73,344 compared to $11,669 for the first nine months of 2010.  In 2010 customers were paying their own freight.

During the first nine months of 2011, the Company incurred costs totaling $119,800 associated with general and administrative expenses at Bear River Zeolite Company, compared to $85,315 of such expenses in the comparable period of 2010.  The increase is primarily due to legal costs associated with the royalty lawsuit (settled as Oct 31, 2011).

Zeolite royalties expenses were $121,317 (reduced by a one-time adjustment of $28,067) during the first nine months of 2011 compared to $201,132 during the first nine months of 2010.  The decrease in royalty expense before the one-time adjustment was due to the decrease in Zeolite sales.

Zeolite sales expenses were $56,347 during the first nine months of 2011 compared to $52,188 during the first nine months of 2010.

Administrative Operations:
General and administrative expenses for the corporation were $198,186 during the first nine months of 2011 compared to $189,568 for the same period in 2010.

Professional fees for the first nine months of 2011 were $160,604 compared to $119,062 during the first nine months of 2010.   The increase is due to increased accounting and legal expenses.

Net interest income of $122 was earned during the first nine months of 2011 compared to $7,608 net interest earned during the first nine months of 2010.  The decrease is due to less interest earned on stock subscriptions receivable.

Accounts receivable factoring expense was $126,000 during the first nine months of 2011 compared to $84,703 during the first nine months of 2010. The increase is due to an increase in accounts receivable.

  Cash provided by operating activities during the first nine months of 2011 and 2010 was $674,816 and $303,362 respectively, and resulted primarily from increases in accounts payable in 2011 and from net income in 2010.

Cash used by investing activities during the first nine months of 2011 and 2010 was $(1,744,901) and $(792,351) respectively, and was primarily for the purchase of property, plant and equipment in Mexico.

Net cash provided by financing activities during the first nine months of 2011 and 2010 was $1,132,294 and $349,643 respectively, and was primarily from the sale of common stock.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable for small reporting company.

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.

Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of September 30, 2011. These material weaknesses are as follows:

•
The Company lacks proper segregation of duties. As with any company the size of ours, this lack of segregation of duties is due to limited resources. The president authorizes the majority of the expenditures and signs checks.

•	During its year-end audit, our independent registered accountants discovered material misstatements in our financial statements that required audit adjustments.

MANAGEMENT'S REMEDIATION INITIATIVES
We are aware of these material weaknesses and plan to put procedures in place to ensure that independent review of material transactions is performed. In addition, we plan to consult with independent experts when complex transactions are entered into.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been changes during the quarter ended September 30, 2011, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting:

The Company has hired a Certified Public Accountant as its chief financial officer.  He has the expertise to prepare financial statements for SEC filings, and to ensure proper accounting for complex, non-routine transactions.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company has settled a lawsuit involving royalty payments for one of its products.  The settlement resulted in a decrease in accrued liabilities for unpaid royalties of $28,067, which was recorded on the Company’s books as of September 30, 2011.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2011, the Company sold shares of its restricted common stock directly and through the exercise of outstanding stock purchase warrants as follows: 2,105,000 shares for $0.40 per share ($842,000).  Common stock sold is restricted as defined under Rule 144.  In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.  Proceeds received on sales of common stock were used for general corporate purposes.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

ITEM 4.     REMOVED AND RESERVED

None

ITEM 5.      OTHER INFORMATION

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During its fiscal quarter ended September 30, 2011, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act, although the Company had proposed MHSA assessments of $73,225 from prior quarters during 2011.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

Certifications

Certifications Pursuant to the Sarbanes-Oxley Act

Reports on Form 8-KNone

SIGNATURE

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date:	By:	/s/ John C. Lawrence
John C. Lawrence,
Director and President
(Principal Executive, Financial and Accounting Officer)

Date:	By:	/S/ Daniel L. Parks
Daniel L. Parks
(Chief Financial Officer)