Form 10-K
period 2011-12-31
UNITED STATES ANTIMONY CORP
filed 2012-03-14
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________to ____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☑
Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $186,350,380 as of June 30, 2011.

At March 15, 2012, the registrant had 59,349,300 outstanding shares of par value $0.01 common stock.

TABLE OF CONTENTS

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

History

United States Antimony Corporation, or USAC, was incorporated in Montana in January 1970 to mine and produce antimony products.  In December 1983, we suspended antimony mining operations but continued to produce antimony products from domestic and foreign sources. In April 1998, we formed United States Antimony SA de CV or USAMSA, to mine and smelt antimony in Mexico.  Bear River Zeolite Company or BRZ, was incorporated in 2000, and it is mining  and producing zeolite in southeastern Idaho.  On August 19, 2005, USAC formed Antimonio de Mexico, S. A. de C. V. to explore and develop antimony and silver deposits in Mexico, which is presently being merged into USAMSA. Our principal business is the production and sale of antimony and zeolite products.

Overview-2011

Antimony Sales

During 2011, sales of our antimony products increased approximately 66% from 2010.  The profitability of the Antimony Division increased from $903,560 in 2010 to $1,556,013 in 2011.

Zeolite Sales

During 2010, sales of zeolite decreased 15% in 2011 from 2010 and the gross profit decreased from $470,172 in 2010 to $118,185 in 2011.

Other Sales

Precious Metal Sales & Average Prices

Year	Precious Metal Sales	Au (Oz) Contained	Ag (Oz) Contained
2009	$39,494	31.79725	6870.10
2010	$483,307	78.64239	21775.74
2011	$667,813	179.18150	23630.758

Antimony Division

Our antimony smelter and precious metals plant is located in the Burns Mining District of Sanders County, Montana, approximately 15 miles west of Thompson Falls, MT. We hold 2 patented mill sites where the plant is located.  We have no "proven reserves" or "probable reserves" of antimony, as these terms are defined by the Securities and Exchange Commission.  Environmental restrictions preclude mining at this site.

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

We currently own 100% of the common stock, equipment, and the lease on real property of United States Antimony, Mexico S.A. de C.V. or USAMSA, which was formed in April 1998.  We currently own 100% of the stock in Antimony de Mexico SA de CV (AM) which owns the San Miguel property.  USAMSA has three divisions (1) the Madero smelter in Coahuila that started operations in 2011, (2) the Puerto Blanco flotation mill in Guanajuato that will start operating in 2012, and (3) the Los Juarez mineral deposit that includes concessions in Queretaro that will also begin operating in 2012.

In our existing operations in Montana, we produce antimony oxide, sodium antimonate, antimony metal, and precious metals.  Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper.  Antimony oxide is also used as a color fastener in paint, as a catalyst for production of polyester resins for fibers and film, as a phosphorescent agent in fluorescent light bulbs and as an opacifier for porcelains.  Sodium antimonate is primarily used as a fining agent (degasser) for glass in cathode ray tubes used in television picture tubes and as a flame retardant.  We also sell antimony metal for use in bearings, storage batteries and ordnance.

We estimate (but have not independently confirmed) that our present share of the domestic market for antimony oxide products is approximately 4%.  We are the only significant U.S. producer of antimony products. China supplies 92% of the world antimony demand.

Schedule of Antimony Sales

	Lbs of Oxide	Lbs of Metal	$	Largest Customer
2011	1,679,355	1,401,423	$10,406,636	28%
2010	1,679,042	1,393,604	$6,174,062	37%
2009	1,103,824	916,173	$2,526,663	40%

Concentration of Sales:  During 2011, $7,544,305, or 72% of our sales, was made to three customers.

Marketing: We employ full-time marketing personnel and have negotiated various commission-based sales agreements with other chemical distribution companies.

Antimony Price Fluctuations: Our operating results have been, and will continue to be, directly related to the market prices of antimony metal, which have fluctuated widely in recent years.  The volatility of prices is illustrated by the following table, which sets forth the average prices of antimony metal per pound, as reported by sources deemed reliable by us.

Year	USA High/Lb	USA Low/Lb	USA Average Price/Lb	Rotterdam Average Price/Lb
2011	$7.22	$6.70	$6.97	$7.05
2010	9.74	2.58	3.67	4.05
2009	5.89	1.78	2.37	2.33
2008	7.5	2.35	2.72	2.72
2007	5.45	2.23	2.52
2006	5.14	1.76	2.28
2005	5.45	1.36	1.58
2004	5.45	0.95	1.48
2003	5.45	1.01	1.27
2002	5.25	0.71	0.99

The range of sales prices for antimony oxide and antimony metal per pound was as follows for the periods indicated:

Year	Oxide Average Price/Lb	Metal Average Price/Lb
2011	$6.16	$7.42
2010	3.67	$4.42
2009	2.28	$2.75
2008	2.88	$3.47
2007	2.52	$3.04
2006	2.28	$2.75
2005	1.73	$2.08
2004	1.32	$1.59
2003	1.21	$1.46
2002	0.88	$1.06

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

Zeolite Division

We own 100% of Bear River Zeolite Company,or BRZ, an Idaho corporation incorporated on June 1, 2000.  BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment.  In 2010 the royalty was adjusted to $10 per ton sold.  The current minimum annual royalty is $60,000.  In addition, BRZ has more zeolite on U.S. Bureau of Land Management land.  A company controlled by the estate of Al Dugan, a significant stockholder and, as such, an affiliate of USAC, receives a payment equal to 3% of net sales on zeolite products. William Raymond and Nancy Couse are paid a royalty that varies from $1 to $5 per ton.  On a combined basis, royalties vary from 8%-13%.   BRZ has constructed a processing plant on the property and it has improved its productive capacity.  Through December 31, 2011, we had spent approximately $3,900,000 to purchase and construct the processing plant and develop sales.

We have no "proven reserves" or "probable reserves" of zeolite, as these terms are defined by the Securities and Exchange Commission.

"Zeolite" refers to a group of minerals that consist of hydrated aluminosilicates that hold cations such as calcium, sodium, ammonium, various heavy metals, and potassium in their crystal lattice.  Water is loosely held in cavities in the lattice.  BRZ's zeolite deposits have characteristics which make the mineral useful for a variety of purposes including:

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

Environmental Matters

Our exploration, development and production programs conducted in the United States are subject to local, state and federal regulations regarding environmental protection.  Some of our production and mining activities are conducted on public lands.  We believe that our current discharge of waste materials from our processing facilities is in material compliance with environmental regulations and health and safety standards.  The U.S. Forest Service extensively regulates mining operations conducted in National Forests.  Department of Interior regulations cover mining operations carried out on most other public lands.  All operations by us involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by federal, state and local governmental authorities.  We may be required to prepare and present data to these regulatory authorities pertaining to the effect or impact that any proposed exploration for, or production of, minerals may have upon the environment.  Any changes to our reclamation and remediation plans, which may be required due to changes in state or federal regulations, could have an adverse effect on our operations.  The range of reasonably possible loss in excess of the amounts accrued, by site, cannot be reasonably estimated at this time.

We accrue environmental liabilities when the occurrence of such liabilities is probable and the costs are reasonably estimable. The initial accruals for all our sites are based on comprehensive remediation plans approved by the various regulatory agencies in connection with permitting or bonding requirements. Our accruals are further based on presently enacted regulatory requirements and adjusted only when changes in requirements occur or when we revise our estimate of costs required to comply with existing requirements. As remediation activity has physically commenced, we have been able to refine and revise our estimates of costs required to fulfill future environmental tasks based on contemporaneous cost information, operating experience, and changes in regulatory requirements. In instances where costs required to complete our remaining environmental obligations are clearly determined to be in excess of the existing accrual, we have adjusted the accrual accordingly. When regulatory agencies require additional tasks to be performed in connection with our environmental responsibilities, we evaluate the costs required to perform those tasks and adjust our accrual accordingly, as the information becomes available. In all cases, however, our accrual at year-end is based on the best information available at that time to develop estimates of environmental liabilities.

Antimony Processing Site

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site").  We are under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality. At December 31, 2011, we have accrued $100,000 to fulfill our environmental responsibilities.

BRZ

During 2001, we recorded a reclamation accrual for our BRZ subsidiary, based on an analysis performed by us and reviewed and approved by regulatory authorities for environmental bonding purposes.  The accrual of $7,500 represents the our estimated costs of reclaiming, in accordance with regulatory requirements, the acreage disturbed by our zeolite operations and remains unchanged at December 31, 2011.

General

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

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2011.  We have made significant reclamation and remediation progress on all our properties over the past three years and have complied with regulatory requirements in our environmental remediation efforts.

Employees

As of December 31, 2011, we employed 24 full-time employees in Montana.  In addition, we employed 15 people at our zeolite plant in Idaho, and 37 employees at our mining, milling and smelting operation in Mexico.  The number of full-time employees may vary seasonally.  None of our employees are covered by any collective bargaining agreement.

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

If we were liquidated, our common stockholders could lose part, or all, of their investment.

In the event of our dissolution, the proceeds (if any) realized from the liquidation of our assets will be distributed to our stockholders, only after the satisfaction of the claims of our creditors and preferred stockholders.  The ability of a purchaser of shares to recover all, or any, portion of the purchase price for the shares, in that event, will depend on the amount of funds realized and the claims to be satisfied by those funds.

We may have unasserted liabilities for environmental reclamation.

Our research, development, manufacturing and production processes involve the controlled use of hazardous materials, and we are subject to various environmental and occupational safety laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and some waste products. The risk of accidental contamination or injury from hazardous materials cannot be completely eliminated.  In the event of an accident, we could be held liable for any damages that result and any liability could exceed our financial resources.  We also have one ongoing environmental reclamation and remediation projects at our current production facility in Montana.  Adequate financial resources may not be available to ultimately finish the reclamation activities if changes in environmental laws and regulations occur, and these changes could adversely affect our cash flow and profitability.  We do not have environmental liability insurance now, and we do not expect to be able to obtain insurance at a reasonable cost.  If we incur liability for environmental damages while we are uninsured, it could have a harmful effect on our financial condition and results of operations. The range of reasonably possible losses from our exposure to environmental liabilities in excess of amounts accrued to date cannot be reasonably estimated at this time.

We have accruals for asset retirement obligations and environmental obligations.

We have accruals totaling $241,500 on our balance sheet at December 31, 2011, for our environmental reclamation responsibilities and estimated asset retirement obligations. If we are not able to adequately perform these activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company does not have any unresolved staff comments at December 31, 2011.

ITEM 2. DESCRIPTION OF PROPERTIES

Antimony Division

Our antimony smelter and precious metals plant is located in the Burns Mining District, Sanders County, Montana, approximately 14 miles west of Thompson Falls on Montana Highway 471. This highway is asphalt, and the property is accessed by cars and trucks. The property includes two five-acre patented mill sites that are owned in fee-simple by us. The claims are U. S. Antimony Mill Site No. 1 (Mineral Survey 10953) and U. S. Antimony Mill Site No. 2 (Mineral Survey 10953). There are three other patented Mill Site claims known as the Station Mill Site (Mineral Survey 9190B, 4.394 acres), Excelsior Mill Site (Mineral Survey 9190B, 4.972 acres), and Mammoth Mill Site (Mineral Survey 9190B, 5.000 acres) that we have paid taxes on for 39 years that are subject to a dispute with the U. S. Forest Service concerning ownership. We have been paying Sanders County property taxes on three patented mill site claims in the  Burns Mining District of Montana since 1969 when we purchased the original block of claims. USAC was the registered owner of the claims at the Sanders County Courthouse.  The claims include the Station Mill Site (4.994 acres), Excelsior Mill Site (4.972 acres), and the Mammoth Mill Site (5.000 acres) Patent Survey No. 9190 A. We discovered that the BLM cancelled the patents on 12 January 2000, because “the claims were not filed with the BLM in accordance with the FLPMA and are deemed to be abandoned and void by operation of law.” Neither we, nor the Sanders County Court House, were ever notified of this decision, and we continue to pay taxes. Although we do not believe that this taking is valid, it does not have a substantial impact on us or our results of operations.

The U. S. Antimony Mill Sites were used to run a flotation mill and processing plant for antimony that we mined on adjacent claims that have been sold. Presently, we run a smelter that includes nine furnaces of a proprietary design to produce antimony metal, antimony oxide, and various other products. We also run a precious metals plant. The facility includes 6 buildings and our main office. There are no plans to resume mining on the claims that have been sold or abandoned, although the mineral rights have been retained on many of the patented mining claims. The U. S. Forest Service and Montana Department of Environmental Quality have told us that the resumption of mining would require an Environmental Impact Statement, massive cash bonding, and would be followed by years of law suits. The mill site is serviced with three-phase electricity from Northwest Power, and water is pumped from a well.

We claim no reserves on any of these properties.

Antimony mining and milling operations in the U.S. were curtailed during 1983 due to continued declines in the price of antimony.  We are currently purchasing foreign raw antimony materials and continue to produce antimony metal, oxide and sodium antimonate from our antimony processing facility near Thompson Falls, Montana.

MINE PROPERTIES

LOS JUAREZ GROUP

We hold properties that are collectively called the “Los Juarez” property, in Queretaro, as follows:

1.	San Miguel I and II are being purchased by a USAC subsidiary, Antimonio de Mexico, S. A. de C. V, or AM, for $1,480,500. To date, we have paid $726,370. The property consists of 40 hectares.
2.	San Juan I and II are concessions owned by AM and include 466 hectares.
3.
San Juan III is held by a lease agreement by AM in which we will pay a 10% royalty based, on the net smelter returns from another USAC Mexican subsidiary, named United States Antimony Mexico, S. A. de C. V. or USAMSA.  It consists of 214 hectares.

4.	San Juan IV is owned by USAMSA and consists of 2,336 hectares.

The concessions collectively constitute 3,056 hectares. The claims are accessed by roads that lead to highways.

CONSEJO DE RECURSOS MINERALES MONOGRAFIAS GEOLOGICO-MINERAS

ESTADO DE QUERETARO

SAN LUIS POTOSI
GUANAJUATO
HIDALGO
MICHOACAN
EDO. DE MEXICO
Soyatal
Los Juarez (coahuila)
PINAL DE AMOLES
JALPAN DE SERRA
LANDA DE MATAMOROS
RIO BLANCO
PEÑA MILLER
SAN JOAQUIN
TOLIMAN
VIZARRON
MACONI
COLON
CADEREYTA DE MONTES
EZEQUIEL MONTES
EL MARQUES
QUERETARO
CORREGIDORA
TEQUISQUIAPAN
PEDRO ESCOBEDO
S.J. DEL RIO
HUIMILPAN
AMEALCO
A S. MIGUEL DE ALLENDE
A S.L. POTOSI
CELAYA (CUOTA)
CELAYA (LIBRE)
A ACAMBARO
A MORELIA
A MEXICO
A TOLUCA
A ACULCO
A IXMIQUILPAN
FUENTE: QUERETARO MAPA DE CARRETERAS S.C.T. (1991)
ESCALA
EXPLICACION
AUTOPISTA
CARRETERA FEDERAL
CARRETERA ESTATAL
CAMINOS DE TERRACERIA
VIA DE FERROCARRIL
AEROPUERTO NACIONAL
AEROPISTA

FIGURA 3. VIAS DE COMUNICACIONES

Part of the USAC Mexican property, including San Miguel I, II and part of San Juan III, was originally drilled by Penoles in 1970, when antimony metal prices were high. They did not proceed with the property, due to the complex metallurgy of antimony. Subsequently, the Mexican Government did additional work and reported a reserve of 1,000,000 metric tons (mt) grading 1.8% antimony and 8.1 ounces of silver per metric ton (opmt) in Consejo de Recursos  Minerales (Publicacion M-4e). However, the Securities and Exchange Commission does not recognize this report, and the Company claims no reserves.

The mineralized zone is a classic jasperoid-type deposit in the Cretaceous El Doctor Limestone. The mineralization is confined to silicified jasperiods and limestone. The zone strikes north 70 degrees west. The dimensions of the manto are still conjectural. However, the strike length appears to be more than 4,500 meters.

The mineralization is typically very fine-grained stibnite with silver and minor amount of gold.  It is primarily sulfide in nature due to its encapsulation in silica. The mining for many years will be by open pit methods. Eventually it will be by underground methods. At the present time, mining has included hauling dump rock and limited amounts of rock from mine faces.

SOYATAL MINING DISTRICT, PINAL DE AMOLES, QUERETARO, MEXICO

USAC, through USAMSA, also holds a supply agreement with Pinar de Amores S. A. de C. V. on four concessions in the Soyatal Mining District in the State of Queretaro, totaling 283 hectares. The concessions are the Chihuahua and three Fox-1’s. Reportedly, the Soyatal District was the third largest producer of antimony in Mexico. U. S. Geological Survey Bulletin 960-B, 1948, Donald E. White, Antimony Deposits of Soyatal District state of Queretaro, Mexico records the production from 1905-1943 at 25,000 tons of antimony metal content. In 1942, the mines produced ore containing 1,737 tons of metal, and in 1943, they produced ore containing 1,864 tons of metal. This mining was performed primarily all hand labor, with no compressors, trammers, and the ore was transported by mules, in sacks, to the railroad. Recoveries were less than 40% of the values. Mining continued throughout World War II.

White remarks p. 84 and 85”
In the Soyatal Mines, as in practically all antimony mines, it is difficult to estimate the reserves, for the following reasons. (1) The individual deposits are so extremely irregular in size, shape, and grade that the amount of ore in any one of them is unknown until the ore has been mined. (2) As only the relatively high grade shipping ore is recovered, the ore bodies are not systematically sampled and assayed…The total reserves are thus unknown and cannot be estimated accurately, but they probably would suffice to maintain a moderate degree of activity in the district for at least 10 years. The mines may even contain enough ore to equal the total past production.”

USAMSA does not claim any reserves at Soyatal. However, hand-sorted rock and mill feed is being mined and purchased by USAMSA, according to a schedule for direct shipping ore.

USAMSA PUERTO BLANCO FLOTATION MILL, GUANAJUATO, MEXICO

A flotation mill was completed at San Luis de la Paz, Guanajuato, Mexico. All of the permits to construct and operate the plant have been obtained. The plant has a capacity of 150 metric tons per day. It includes a 10” x 36” jaw crusher, a 4’x 8’ double deck screen, a 29” cone crusher, a 8’x 48” Harding type ball mill, a 8’ No. 24 Denver sub A type flotation machines, a 8’ disc filter, front end loaders, tools and other equipment. The plant will be used for the processing of rock from Los Juarez, Soyatal, and other properties.

USAMSA MADERO SMELTER, ESTACION MADERO, PARRAS DE LA FUENTE, COAHUILA, MEXICO.

USAC, through its wholly owned subsidiary, USAMSA, owns and operates a smelting facility at Estacion Madero, in the Municipio of Parras de la Fuente, Coahuila, Mexico. The property includes 13.48 hectares. Four furnaces are operating. Other equipment includes cooling ducting, dust collectors, scrubber, laboratory, warehouse, slag vault, stack, jaw crusher, screen, hammer mill, and a 3.5’ x 8’ rod mill. The plant has a capacity of 40 to 100 tons per month. Currently, crude antimony oxide and meta is being made. Concentrates and hand-sorted rock from Mexico and other areas is being processed. The Madero production is shipped to the Montana plant to produce finished products. Access to the plant is by road and railroad. Set forth below are location maps:

Zeolite Division

LOCATION

The property is located in the southeast corner of Idaho, approximately seven miles west of Preston, Idaho, 34 miles north of Logan, Utah, 79 miles south of Pocatello, Idaho, and  100 miles north of Salt Lake City, Utah.

The mine is located in the N ½ of section 10 and the W ½ of section 2, section 3, and the E ½ section 4, Township 15, Range 40 East of the Boise Meridian, Franklin County, Idaho. The plant and the initial pit is located on the Webster Farm, L.L.C., which is private land.

TRANSPORTATION

The property is accessed by seven miles of paved road and about l mile of gravel road from Preston, Idaho. Preston is near the major north-south Interstate Highway 15 to Salt Lake City or Pocatello.

Several Union Pacific rail sidings may be available to the mine. Bonida is approximately 25 miles west of the mine and includes acreage out of town where bulk rock could be stored possibly in existing silos or on the ground. Three- phase power is installed at this abandoned site.  Finished goods could be shipped from the Franklin County Grain Growers feed mill in the town of Preston on the Union Pacific.

The Burlington Northern Railroad can be accessed at Logan, Utah.

Location Map

Strong Arm Reservoir
Condie Reservoir
Picnic Area
Twin Lakes Reservoir
Picnic Area
Gaging Station
Winder
Winder Reservoir
Gaging Station
Riverdale
Bear
Glendale Reservoir
Radio Tower
Foster Reservoir
Campground
Radio Facility
Squaw Springs (Hot)
Fivemile
Dayton
MUNICIPAL AIRPORT
Johnson Reservoir
Lamont Reservoir
Preston
Hospital
Egypt
Racetrack
Bear
Creek
Whitney
OLD UNION PACIFIC
CANAL
Worm
Cub
Spring
Weston
Weston
Well
Creek
River
Anderson
Spring
Spring Creek
Little Mountain
Franklin
Fairview
UNION PACIFIC
FRANKLIN CO
CACHE CO
550 000 FEET (IDAHO)
0 FEET (WYO.)
575
600

CONTOUR INTERVAL 50 METERS

RIOR—GEOLOGICAL SURVEY, RESTON, VIRGINIA—1984

KILOMETERS 1 0 1 2 3

MILES 1 0 1 2

PROPERTY AND OWNERSHIP

BRZ leases 320 acres from the Webster Farm, L.L.C. The term of the lease is 15 years and it began on March 1, 2010. This includes the mill site and zeolite in the area of the open pit. The property is the NW ¼ and W ½ of the SW ¼ of section 3 and the N ½ of the W ¼ of section 10, Township 15 South, Range 40 East of the Boise Meridian, Franklin County, Idaho. The lease requires a payment of $10.00 per ton plus an additional annual payment of $10,000 on March 1st of each year. In addition, there are two other royalty holders. Nick Raymond and the estate of George Desborough  have a graduated royalty of $1.00 per ton to $5.00 per ton, depending on the sale price.

The balance of the property is on Bureau of Land Management property and includes 480 acres held by 24, 20-acre Placer claims. Should we drop our lease with Webster Farms LLC., we will retain these placer claims as follows:

BRZ 1	IMC 185308	BRZ 20	IMC 186183
BRZ 2	IMC 185309	BRZ 21	IMC 186184
BRZ 3	IMC 185310	BRZ 22	IMC 186185
BRZ 4	IMC 185311	BRZ 23	IMC 186186
BRZ 5	IMC 185312	BRZ 24	IMC 186187
BRZ 6	IMC 185313	BRZ 25	IMC 186188
BRZ 7	IMC 185314	BRZ 26	IMC 186189
BRZ 8	IMC 185315	BRZ 27	IMC 186190
BRZ 9	IMC 185316	BRZ 28	IMC 186191
BRZ 10	IMC 185317	BRZ 29	IMC 186192
BRZ 11	IMC 185318	BRZ 30	IMC 186193
BRZ 12	IMC 185319	BRZ 31	IMC 186194

GEOLOGY

Placer Claims

Sec 33
Sec 34
Sec 35
6000
5800
5618
T 14 S
T 1 S
88.54"
358
B R Z # 1 2
BRZ #20
B R Z # 1 1
BRZ #21
6132
B R Z # 8
B R Z # 9
BRZ # 22
BRZ # 23
5400
5600
B R Z # 7
B R Z # 10
BRZ #24
BRZ #25
Sec 4
5553
Sec 2
B R Z # 1
B R Z # 4
B R Z # 5
5750
BRZ #26
BRZ #27
BRZ #28
B R Z # 2
B R Z # 3
B R Z # 6
BRZ # 29
BRZ #30
BRZ #31
Sec 9
United States Antimony Corporation
Bear River Zeolite Project
Bear River Zeolite Placer Claim Map
Franklin County, Idaho
Sept. 20, 2002
scale as shown
Fig 02-2
drawn by TG
Numbers indicate sample locations
N
16°
1 Mile

GEOLOGY

The deposit is a very thick, sedimentary deposit of zeolitized volcanic ash of Tertiary age known as the Salt Lake Formation. The sedimentary interval in which the clinoptilolite occurs is more than 1000 feet thick in the area. Thick intervals of the zeolite are separated by thin limestone beds deposited in the freshwater lake where the volcanic ash accumulated.

The deposit includes an 800- foot mountain. Zeolite can be sampled over a vertical extent of 800 feet and on more than 700 acres. The current pit covers more than 3 acres.  Despite the apparent size of the deposit, we claim no reserves.

EXPLORATION, DEVELOPMENT, AND MINING

Exploration has been limited to the examination and sampling of surface outcrops and mine faces.

MINING METHODS

Depending on the location, the zeolite is overlain by 1 to 12 feet of zeolite-rich soil. On the ridges, the cover is very little, and in the draws the soil is thicker. The overburden is stripped using a tractor dozer, currently a Caterpillar D 8 K. It is moved to the toe of the pit, and will eventually be dozed back over the pit for reclamation.

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

MILLING

PRIMARY CRUSHER

The primary crushing circuit is a conventional closed circuit, utilizing a Stephens-Adamson 42” x 12’ apron feeder, Pioneer 30” x 42” jaw crusher, Nordberg standard 3’ cone crusher, a 5’ by 12’  double deck Kohlberg screen, and has a self-cleaning dust collector. The rock is crushed to minus 1 inch and the circuit has a rated capacity of more than 50 tons per hour.

DRYER

There are two dryer circuits, one for lines one and two and one for the Raymond mill. The dryer circuits include one 50 ton feed bin, and each dryer has a conveyor bypass around each dryer, a bucket elevator, and a dry rock bin. The dryers are 25 feet long, 5 feet in diameter and are fired with propane at 750,000 BTU’s of fuel. One self-cleaning bag house services both dryers. Depending on the wetness of the feed rock, the capacity is in the range of 10 tph per dryer. During most of the year, the dryers are not run.

COARSE PRODUCTS CIRCUITS

There are two lines to produce coarse products: line 1 and line 2.

Line 1 is a closed circuit with a Philadelphia CXFOO16, 15 H.P. hammer mill and a 4’ x 8’ high frequency Midwestern MEV triple deck screen. Line 2 include a Jeffries 30” by 24” 60 HP hammer mill in closed circuit with two 5’ x 12’ triple deck Midwestern Multi Vibe high frequency screens. The circuits also include bucket elevators, (3) 125 ton capacity product silos, a 6 ton capacity Crust Buster blender, augers, Sweco screens, and dust collectors.

FINE PRODUCTS CIRCUIT

The fine products circuit is in one building and it includes (2) 3.5’ x 10.5’ Derrick 2 deck high frequency (3450 RPM) screens and various bucket elevators, augers, bins, and Sweco screens for handling product. Depending on the screening sizes, the plants can generate approximately 150 tons of granules and 125 tons of fines per 24-hour day.

RAYMOND MILL CIRCUIT

The Raymond mill circuit includes a 6058 high-side Raymond mill with a double whizzer, dust collector, two 100 ton product silos, feed bin, conveyors, air slide, bucket elevators, and control booth. The Raymond mill has a rated capacity of more than 10 tons per hour.

ITEM 3.  LEGAL PROCEEDINGS

USAC is not a party to any material pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of USAC and no owner of record or beneficial owner of more than 5.0% of our securities or any associate of any such director, officer or security holder is a party adverse to USAC or has a material interest adverse to USAC in reference to pending litigation.

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the years ended December 31, 2011, 2010 and 2009, we had no material specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

2011	High	Low
First Quarter	$1.90	$0.41
Second Quarter	4.10	1.56
Third Quarter	3.45	2.05
Fourth Quarter	3.32	1.85

2010	High	Low
First Quarter	$0.52	$0.32
Second Quarter	0.60	0.40
Third Quarter	0.60	0.32
Fourth Quarter	0.60	0.36

2009	High	Low
First Quarter	$0.35	$0.10
Second Quarter	0.45	0.20
Third Quarter	0.55	0.25
Fourth Quarter	0.55	0.36

The approximate number of holders of record of our common stock at March 15, 2012 is 2,500.

We have not declared or paid any dividends to our stockholders during the last five years and do not anticipate paying dividends on our common stock in the foreseeable future.  Instead, we expect to retain earnings for the operation and expansion of our business.

ITEM 6.  SELECTED FINANCIAL DATA

December 31,	2011	2010	2009	2008	2007
Balance Sheet Data:
Current assets	$2,816,981	$1,848,825	$539,814	$229,826	$503,037
Property, plant, and equipment	6,047,004	3,845,000	3,404,154	2,960,624	2,777,116
Restricted cash	74,777	74,311	73,916	80,664	65,736
Other assets	54,766	94,766	-	-	-
Total assets	$8,993,528	$5,862,902	$4,017,884	$3,271,114	$3,345,889

Current liabilities	$1,595,433	$784,322	$848,443	$1,325,575	$1,850,139
Long-term debt	158,218	82,407	98,710	54,541	19,711
Stock payable to directors for services	230,004	-	-	-	-
Accrued reclamation costs	241,500	107,500	107,500	107,500	107,500
Deferred revenue - non-current	-	-	-	-	640,000
Total Liabilities	2,225,155	974,229	1,054,653	1,487,616	2,617,350
Shareholders' equity	6,768,373	4,888,673	2,963,231	1,783,498	728,539
Total liabilities and shareholders' equity	$8,993,528	$5,862,902	$4,017,884	$3,271,114	$3,345,889

Income Statement Data:
Revenues	$13,118,090	$9,073,324	$4,103,340	$5,275,987	$5,259,127

Cost of revenues	11,443,892	7,699,592	3,734,294	5,014,007	5,287,430
Operating expenses	782,667	950,163	605,232	641,749	545,279
Other (income) expense	149,001	111,356	58,657	(712,133)	50,110
Total expenses	12,375,560	8,761,111	4,398,183	4,943,623	5,882,819

Income (loss) before income taxes	742,530	312,213	(294,843)	332,364	(623,692)
Income tax benefit (expense)	(105,610)	493,000	-	-	-
Net income (loss)	$636,920	$805,213	$(294,843)	$332,364	$(623,692)

Per Share Data
Net income (loss) per share:
Basic	$0.01	$0.01	$(0.01)	$0.01	$(0.02)
Diluted	$0.01	$0.01	$(0.01)	$0.01	$(0.02)
Weighted average shares outstanding:
Basic	58,855,348	54,356,693	49,855,229	43,049,076	41,375,287
Diluted	68,136,200	60,000,000	49,885,229	43,549,076	41,375,287

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain matters discussed are forward-looking statements that involve risks and uncertainties, including the impact of antimony prices and production volatility, changing market conditions and the regulatory environment and other risks. Actual results may differ materially from those projected. These forward-looking statements represent our judgment as of the date of this filing. We disclaim, however, any intent or obligation to update these forward-looking statements.

Results of Operations

Antimony - Combined USA and Mexico	2011	2010	2009
Lbs of Antimony Metal	1,401,423	1,423,637	974,356
Sales Price/Lb Metal	$7.43	$4.34	$2.59
Cost of Operations/Lb Metal	(6.79)	(4.04)	(2.27)
Gross Profit/Lb Metal	$0.64	$0.30	$0.32

Gross antimony revenue	$10,406,636	$6,174,062	$2,526,663
Precious metals revenue	667,813	483,307	40,444
Production costs	(8,477,151)	(5,080,588)	(1,742,990)
Depreciation	(199,515)	(168,808)	(71,929)
Direct Sales and Freight	(402,521)	(287,648)	(168,019)
General and Administrative	(439,249)	(216,765)	(232,005)
Gross Profit - Antimony	$1,556,013	$903,560	$352,164

Zeolite
Tons sold	12,105	15,319	11,519
Sales Price/Ton	$168.83	$157.71	$133.37
Cost of Operations/Ton	(159.06)	(127.02)	(131.90)
Gross Profit/Ton	$9.76	$30.69	$1.47

Gross Revenue	$2,043,641	$2,415,955	$1,536,233
Production costs	(1,221,101)	(1,254,375)	(830,065)
Depreciation	(206,231)	(187,068)	(190,523)
Direct Sales and Freight	(183,333)	(86,737)	(137,883)
Royalties	(197,371)	(229,352)	(202,736)
General and Administrative	(117,420)	(188,251)	(158,144)
Gross Profit - Zeolite	$118,185	$470,172	$16,882

Company-wide
Gross Revenue	$13,118,090	$9,073,324	$4,103,340
Cost of Operations	(11,443,892)	(7,699,592)	(3,734,294)
Gross Profit (Loss)	1,674,198	1,373,732	369,046
Other Operating Expenses	(782,667)	(950,163)	(605,232)
Net Interest	5,205	7,751	(5,605)
Factoring Expense	(154,206)	(119,107)	(90,124)
Extinguishment of Payables	-	-	37,072
Income Tax Benefit (Expense)	(105,610)	493,000	-
Net income (Loss)	$636,920	$805,213	$(294,843)

Overview

Although we are expanding our operations in Mexico, as in prior years, we still remain dependent on our suppliers.  We will remain an antimony producer for the future, although we anticipate greater precious metals and zeolite revenue.  We are commencing production of our own raw materials from our mine in Mexico to ensure a steady flow of products for sale.  Our mine at Los Juarez, our Puerto Blanco mill, and our smelter at Madero, Mexico, will be producing a significant portion of our raw materials commencing with the second quarter of 2012.

The production of concentrated smelter feed from our Mexico operations shipped to our Montana smelter for refining is expected to allow us to produce more products for sale during the ensuing reporting periods.  We expect to have a lower production cost and a greater recovery of precious metals due to the increased smelter feed from Mexico.

Our principal smelter and precious metals recovery operation remains in Montana, as is our company headquarters.  With increased production, we expect to widen our base of customers.

Results of Operations

Comparison of Years ended December 31, 2011, 2010, and 2009.  During the three year period ending December 31, 2011, the most significant event affecting our financial performance was the increase in the price of antimony.  During the year ending December 31, 2011, the most significant event was the commencement of production at our Mexico operations.  During the year ending December 31, 2010, we recorded an impairment loss of $199,302, which is included in other operating expenses in the above table.  Going forward, the increased supply of raw material from Mexico, and the metal prices for both antimony and precious metals, will be the most significant factors influencing our operations.  The following are highlights of the significant changes during the three year period:

•
Our revenues from antimony increased in 2011 by 68% from 2010 primarily due to the increase in the price of antimony metal.  Revenues in 2010 were 144% greater than 2009 due to an increase in both the price of antimony metal and the amount of antimony sold.  Sales in 2009 were depressed due to the fact that the poor world economy caused our main supplier of antimony to reduce its production, and we did not have enough raw materials to operate at full capacity.

•
Our cost of goods sold for antimony during 2011 and 2010 increased by 65% and 159%, respectively.  The increase in cost of goods sold in 2011 was primarily due to the increase in the cost of our raw materials, and the increase in 2010 was due to the increase in the price of metal and increased production.  During both 2011 and 2010, costs of goods sold include production costs from Mexico operations.  The cost of goods sold during 2011 was impacted by an increase in the cost of operating supplies, such as vehicle fuel, trucking, insurance, refractoring costs, repairs, steel, and propane.

•	Our revenues from zeolite were up substantially in 2010 due to a contract for nuclear remediation with the Department of Energy that was not ongoing in 2011.

•
General and administrative costs, as reported in our statement of operations, include fees paid to directors through stock based compensation.  General and administrative costs for 2011 include general and administrative costs related to commencement of production at our facilities in Mexico.

•	The increase in professional fees was primarily due to increased costs related to our audits and financial statement preparation.

•	Factoring expense increased for each year in the three year reporting period because of increased revenue and greater amounts of accounts receivable available for factoring.

•
For the year ending December 31, 2010, we determined that it was likely that we would be profitable in the future, and that it was appropriate to record a tax benefit of $493,000 for the value of tax losses from prior years that could be used to reduce income tax in future periods.  For the year ending 2011, this benefit was reduced by $105,610 for tax expenses due to taxable income in that year.

Subsidiaries

The Company has a 100% investment in two subsidiaries in Mexico, USAMSA and AM, whose carrying value was assessed at December 31, 2011 for impairment.  Management’s assessment of the subsidiaries’ fair value was based on their future benefit to us.  During fiscal year 2010 USAMSA was forced to relocate to a new mill site, causing an impairment of approximately $200,000.

Financial Condition and Liquidity
	2011	2010	2009
Current Assets	$2,816,981	$1,848,825	$539,814
Current liabilities	(1,595,433)	(784,322)	(848,443)
Net Working Capital	$1,221,548	$1,064,503	$(308,629)

Cash provided (used) by operations	$564,041	$307,350	$(358,187)
Cash (used) by investing	(2,239,441)	(965,919)	(590,815)
Cash provided (used) by financing:
Principal paid on long-term debt	(124,722)	(59,270)	(56,669)
Sale of Stock	1,242,780	1,003,229	1,135,576
Other	113,908	(17,142)	(3,140)
Net change in cash	$(443,434)	$268,248	$126,765

Our financial condition and liquidity improved each year for the three years ended December 31, 2011.  This was due to an increase in our cash provided by operations and the sale of stock each year.  We used most of our resources from operating cash flows and the sale of stock to complete its’ mine, mill, and smelter production facility in Mexico.  The majority of the Mexico plant has been completed, and will not require the cash resources needed in prior years.  We expect to maintain a positive net working capital in future periods.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are significantly affected by changes in the price of antimony.  The price of antimony can fluctuate widely and is influenced by numerous factors such as demand, production levels, and world political and economic events.  During the past ten years, the price of antimony metal has ranged from a low of $.88 per pound to a high of $6.97 per pound.  Because a large part of our cost of revenues/production is the cost to purchase antimony metal, our production costs do decrease as the price of antimony decreases.  We would still see significant decreases in gross revenues, gross profits, net income, and cash flow if the price of antimony were to decrease substantially.

ITEM 8.   FINANCIAL STATEMENTS

The consolidated financial statements of the registrant are included herein on pages F1-F21.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president, who serves as the chief accounting officer, conducted an evaluation of the effectiveness of USAC’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting (described below) and, as a result of those weaknesses, our disclosure controls and procedures were  ineffective as of December 31, 2011.

Internal control over financial reporting

Management's annual report on internal control over financial reporting

The management of USAC is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of USAC has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of December 31, 2011.   These weaknesses are as follows:

●	Inadequate design of internal control over the preparation of the financial statements and over other significant accounts and financial reporting processes;

●	Inadequate documentation of controls and monitoring of internal controls over significant accounts and processes including controls associated with the period-end financial reporting process;

●	The absence of proper segregation of duties within significant accounts and processes and the absence of controls over management oversight, including antifraud programs and controls; and

●
The absence of controls over the selection and application of accounting principles that are in conformity with generally accepted accounting principles and the sufficient expertise in selecting and applying generally accepted accounting principles, including controls over non-routine transactions and controls over the period-end financial reporting process.

We are aware of these material weaknesses and will develop procedures to ensure that independent review of material transactions is performed.  With the addition of a chief financial officer, we will develop internal control measures to mitigate the lack of segregation of duties. We plan to consult with independent experts when complex transactions are entered into.

Because these material weaknesses exist, management has concluded that our internal control over financial reporting as of December 31, 2011, is ineffective.

Our internal control over financial reporting as of December 31, 2011 has been audited by DeCoria, Maichel & Teague, P.S., an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in internal control over financial reporting

During the quarter ended December 31, 2011, the we hired a Certified Public Accountant to be the Chief Financial Officer.  As Chief Financial Officer, he will oversee the preparation of our quarterly and annual financial statements and SEC filings.  He will assist the Controller in application of generally accepted accounting principles as necessary, and will work on special projects as directed by the Board of Directors and management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of United States Antimony Corporation:

We have audited United States Antimony Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United States Antimony Corporation’s management is responsible for maintaining effective internal control over financial reporting and for assessing of the effectiveness of internal control over financial reporting, included in the Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	Inadequate design of internal control over the preparation of the financial statements and over other significant accounts and financial reporting processes;

•	Inadequate documentation of controls and monitoring of internal controls over significant accounts and processes including controls associated with the period-end financial reporting process;

•	The absence of proper segregation of duties within significant accounts and processes and the absence of controls over management oversight, including antifraud programs and controls; and

•
The absence of controls over the selection and application of accounting principles that are in conformity with generally accepted accounting principles and the sufficient expertise in selecting and applying generally accepted accounting principles, including controls over non-routine transactions and controls over the period-end financial reporting process.

The effect of these material weaknesses resulted in the identification of material misstatements during our audit of the financial statements for the year ended December 31, 2011 which were not initially identified by the Company’s internal controls.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and this report does not affect our report dated March 12, 2012 on those financial statements.

In our opinion, United States Antimony Corporation did not maintain effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United States Antimony Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 12, 2011 expressed an unqualified opinion thereon.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
March 12, 2012

ITEM 9B.  OTHER INFORMATION

We file the following reports with the Securities and Exchange Commission, or SEC:

•	Form 10K Annual Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934
•	Form 10Q Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934
•	Form 8K Current Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

The public may read and copy any materials that we file with SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, Dc 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We file electronically with the SEC.  The SEC maintains an internet site (http:/www.sec.gov), that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Our internet address is www.usantimony.com.  Our annual report on Form 10K, quarterly report on Form 10Q, current reports on Form 8K, and any amendments to these reports is available, free of charge, as soon as practicable after such material is electronically filed with the SEC.

On February 9, 2012, as reported on SEC Form 8K, the Company accepted the resignation of Patrick W. Dugan, Esq., from the Board of Directors.   Mr. Whitney Ferer was appointed to the Board of Directors in place of Mr. Dugan on February 22, 2012.

On January 7, 2012, the Company issued 1,102,500 shares of common stock at a price of $2.00 per share.  Each share is accompanied by a warrant to purchase an additional share for $2.50 for two years.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of directors and executive officers at December 31, 2011, is as follows:

Name	Age	Affiliation	Expiration of Term
John C. Lawrence	73	Chairman, President, and Treasurer; Director	Annual meeting

John C. Gustavsen	63	First Vice-President	Annual meeting

Russell C. Lawrence	43	Second Vice-President	Annual meeting

Matthew Keane	57	Third Vice-President	Annual meeting

Daniel L. Parks	63	Chief Financial Officer	Annual meeting

Alicia Hill	30	Secretary and Controller	Annual meeting

Leo Jackson	70	Director	Annual meeting

Gary D. Babbitt	66	Director	Annual meeting

Patrick W. Dugan, Esq.	59	Director	Annual meeting

Russell C. Lawrence	43	Director	Annual meeting

Hart W. Baitis	62	Director	Annual meeting

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

Gary D. Babbitt.  Mr. Babbitt has experience in mining industry with approximately 30 years dealing with joint ventures, purchases, royalty leases and contracts. He has a working knowledge of Spanish and has negotiated supply and mining agreements in Mexico.  Mr. Babbitt has a B.A. from the Albertson College of Idaho, and earned his J.D. from the University of Chicago.

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

Russell C. Lawrence.  Mr. Lawrence has experience in the lines of applied physics, mining, refining, excavation, electricity, electronics, and building contracting.  He graduated from the University of Idaho in 1994 with a degree in physics, and worked for the Physics Department at the University of Idaho for a period of 10 years. He has also worked as a building contractor and for USAC at the smelter and laboratory at Thompson Falls, for USAMSA in the construction and operation of the USAMSA smelter in Mexico, and for Antimonio de Mexico, S. A. de C. V. at the San Miguel Mine and the Cadereyta mill site in Mexico.

Hart W. Baitis.  Mr. Baitis graduated from the University of Oregon in 1971 with a B.S. in Geology, and was awarded a Ph. D. in Geology in 1976. He has 35 years of experience as an exploration geologist in the United States, Canada, Central America, and Mexico.  Mr. Baitis is experienced in numerous geologic environments and terrains, and has been involved in all phases of exploration, ranging from field geologist, consultant, management, and acquisition team director.

Daniel L. Parks. Mr. Parks graduated from the University of Idaho in 1974 with a B.S. in Accounting, and was licensed as a certified public accountant in 1976.  He worked as an auditor for Coopers & Lybrand for three years, as controller for a lumber manufacturing company for one year, and owned his own accounting practice for thirty years.  Mr. Parks was extensively involved in auditing and financial statement preparation during this time.

We are not aware of any involvement by our directors or executive officers during the past five years in legal proceedings that are material to an evaluation of the ability or integrity of any director or executive officer.

Board Meetings and Committees.  Our Board of Directors held four (4) regular meetings during the 2011 calendar year.  Each incumbent director, except Patrick W. Dugan, attended all of the meetings held during the 2011 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member.  Our Board of Directors does not have a Compensation Committee or a Nominating Committee.

Our Board of Directors established an Audit Committee on December 10, 2011, consisting of three members, Gary Babbitt (Chairman), Leo Jackson, and Hart Baitis.  None of the Audit Committee members are involved in our day-to-day financial management.  Leo Jackson and Hart Baitis are considered financial experts.

Board Member Compensation.  We paid directors' fees in the form of 26,000 shares of our common stock per director during 2010.  In January of 2012, we issued the directors 149,500 shares, of which 95,835 shares were for services during 2011.  The remaining shares will be part of the directors’ compensation for 2012.  Following is a summary of fees, cash payments, stock awards, and other reimbursements to Directors during the year ended December 31, 2011.

Payments to Directors

Name and Principal Position	Fees Earned or paid in Cash	Salary	Stock Awards	Reimbursed Expenses	Total Fees, Salary, Awards, and Other Compensation
John C. Lawrence, President		$126,000			$126,000
John C. Lawrence,Chairman			$40,001	$47,232	$87,233
Gary D. Babbitt, Director	$36,000		$40,001	$1,083	$77,084
Leo Jackson, Director	$60,000		$40,001	$24,858	$124,859
Russell Lawrence, Director		$85,000	$40,001	$22,326	$62,327
Hartmut Baitis, Director			$29,999		$29,999
Patrick Dugan, Director			$40,001		$40,001
Totals	$96,000	$126,000	$230,004	$95,499	$547,503

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and the holders of 10% or more of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of our common stock are required by the regulation to furnish us with copies of all Section 16(a) forms they have filed. Based solely on our review of copies of Forms 3, 4 and 5 furnished to us, Mr. Lawrence, Mr. Jackson, Mr. Babbitt, Mr. Dugan and Mr. Lawrence did not file timely Forms 3, 4 or Form 5 reports during 2010 or 2011.

Code of Ethics
The Company has adopted a Code of Ethics that applies to the Company's executive officers and its directors.  The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at: United States Antimony Corporation, P.O. Box 643, Thompson Falls, MT 59873.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The Securities and Exchange Commission requires the following table setting forth the compensation paid by USAC to its principal executive officer for fiscal years ending December 31, 2011, 2010, and 2009.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)	Restricted Options/Awards(2)	Securities underlying LTIP SARS	All Other Payouts	All Other Compensation

John C. Lawrence, President	2011	$126,000	N/A	$5,538		None	$86,058	None

John C. Lawrence, President	2010	$102,500	N/A	$5,538	$13,520	None	$129,177	None

John C. Lawrence, President	2009	$100,000	N/A	$5,538	$6,500	None	$102,049	None

(1)	Represents earned but unused vacation.
(2)	These figures represent the fair values, as of the date of issuance, of the annual director's fee payable to Mr. Lawrence in the form of shares of USAC's common stock.

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

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Common stock	Reed Family Limited Partnership	3,918,335	7
	328 Adams Street
	Milton, MA 02186

Common stock	The Dugan Family	6,362,927(3)	11
	c/o A. W. Dugan
	1415 Louisiana Street, Suite 3100
	Houston, TX 77002

Series C Preferred	Richard A. Woods	48,305(4)	27
	59 Penn Circle West
	Penn Plaza Apts.
	Pittsburgh, PA 15206

Series C Preferred	Dr. Warren A. Evans	48,305(4)	27
	Brooklyn, CT 06234
Series C Preferred	Edward Robinson	32,203(4)	18
	1007 Spruce Street 1st Floor
	Philadelphia, PA 19107

Common stock	John C. Lawrence	4,103,653(2)	7
Common stock	Pat Dugan	156,000	Nil
Common stock	Russ Lawrence	156,000	Nil
Common stock	Leo Jackson	292,000	Nil
Common stock	Gary Babbitt	134,167	Nil
Common stock	Daniel Parks	4,500	Nil

Series D Preferred	John C. Lawrence	1,590,672(4)	91
Series D Preferred	Leo Jackson	102,000	5

Series D Preferred	All directors and executive officers as a group (3 persons)		100

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2012, are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 56,307,382 shares of common stock, 177,904 shares of Series C Preferred Stock, and 1,751,005 shares of Series D Preferred Stock outstanding on March 15, 2012.

(2)	Includes 3,801,653 shares of common stock and 250,000 stock purchase warrants. Excludes 183,324 shares owned by Mr. Lawrence's sister, as to which Mr. Lawrence disclaims beneficial ownership.

(3)
Includes shares owned by Al W. Dugan and shares owned by companies owned and controlled by Al W. Dugan.  Excludes 183,333 shares owned by Lydia Dugan as to which Mr. Dugan disclaims beneficial ownership.

(4)	The outstanding Series A, Series C and Series D preferred shares carry voting rights.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Described below are transactions during the last three years to which we are a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners has a direct or indirect material interest.  See also transactions described in notes 4, 9, 10, 11, 12, 15 and 19 to our Financial Statements as of December 31, 2011.

During 2009, John C. Lawrence, a director and Chief Executive Officer, converted a $100,000 note receivable into 500,000 shares of common stock and exercised warrants for 1,000,000 shares of common stock in exchange for the forgiveness of $200,000 of related party payables and accrued interest.

We reimbursed John C. Lawrence, a director and Chief Executive Officer, for operational and maintenance expenses incurred in connection with our use of equipment owned by Mr. Lawrence, including welding trucks, backhoes, and an aircraft. Reimbursements for 2011, 2010 and 2009 totaled $47,232, $53,932 and $100,150, respectively.

During 2011, the Company awarded 95,835 shares of its common stock to its Board of Directors as compensation for their services as directors.  In connection with the issuances, the Company recorded $230,004 in director compensation expense.  The shares were issued in January of 2012.

During 2010, the Company issued 130,000 of its common stock to its Board of Directors as compensation for their services as directors.  In connection with the issuances, the Company recorded $67,600 in director compensation expense.

During 2009, the Company issued 130,000 of its common stock to its Board of Directors as compensation for their services as directors.  In connection with the issuances, the Company recorded $65,000 in director compensation expense.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's Board of Directors and audit committee reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2011 were pre-approved by the Board of Directors and its audit committee.

Audit Fees
The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2011, 2010 and 2009 were $102,728,  $73,976 and $64,888, respectively, net of expenses.

Audit-Related Fees
There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last three fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees
The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2011, 2010 and 2009 were $7,408, $5,236 and $5,433 respectively.

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

Documents filed as an exhibit to USAC's Form 10-KSB for the year ended December 31, 1999 (File No. 001-08675) are incorporated herein by this reference:

10.35	Maguire Settlement Agreement

10.36	Warrant Issue-Carlos Tejada

10.37	Warrant Issue-Al W. Dugan

10.38	Memorandum of Understanding with Geosearch Inc.

10.39	Factoring Agreement-Systran Financial Services Company

10.40	Mortgage to John C. Lawrence

10.41	Warrant Issue-Al W. Dugan filed as an exhibit to USAC's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 (File No. 001-08675) is incorporated herein by this reference

10.42	Agreement between United States Antimony Corporation and Thomson Kernaghan & Co., Ltd. filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference

10.43	Settlement agreement and release of all claims between the Estate of Bobby C. Hamilton and United States Antimony Corporation filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference.

10.44	Supply Contracts with Fortune America Trading Ltd. filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference

10.45	Amended and Restated Agreements with Thomson Kernaghan & Co., Ltd, filed as an exhibit to amendment No. 3 to USAC's Form SB-2 Registration Statement (Reg. No. 333-45508), are incorporated herein by this reference

10.46	Purchase Order from Kohler Company, filed as an exhibit to amendment No. 4 to USAC's Form SB-2 Registration Statement (Reg. No. 333-45508) are incorporated herein by this reference

Documents filed as an exhibit to USAC's Form 10-QSB for the quarter ended June 30, 2002 (File No. 001-08675) are incorporated herein by this reference:

10.47	Bear River Zeolite Company Royalty Agreement, dated May 29, 2002

10.48	Grant of Production Royalty, dated June 1, 2002

10.49	Assignment of Common Stock of Bear River Zeolite Company, dated May 29, 2002

10.50	Agreement to Issue Warrants of USA, dated May 29, 2002

10.51	Secured convertible note payable - Delaware Royalty Company dated December 22, 2003*

10.52	Convertible note payable - John C. Lawrence dated December 22, 2003*

10.53	Pledge, Assignment and Security Agreement dated December 22, 2003*

10.54	Note Purchase Agreement dated December 22, 2003*

14.0	Code of Ethics*

31.1	Rule 13a-14(a)/15d-14(a) Certifications Certification of John C. Lawrence*

32.1	Section 1350 Certifications Certification of John C. Lawrence*

44.1	CERCLA Letter from U.S. Forest Service filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference and filed as an exhibit to USAC's Form 10-KSB for the year ended December 31, 1995 (File No. 1-8675) is incorporated herein by this reference
__________________
*    Filed herewith.

Reports on Form 8-K

ITEM 5. OTHER EVENTS - OCTOBER 10, 2003

Exhibit 21.01

Subsidiaries of Registrant, as of December 31, 2011

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By:	John C. Lawrence, President, Director,	Date: March 15, 2012
and Principal Executive Officer

By:	Daniel L. Parks, Chief Financial Officer	Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	John C. Lawrence, Director and President	Date: March 15, 2012
(Principal Executive)

By:	Leo Jackson, Director	Date: March 15, 2012

By:	Gary D. Babbitt, Director	Date: March 15, 2012

By:	Patrick Dugan, Director	Date: March 15, 2012

By:	Russell Lawrence, Director	Date: March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of United States Antimony Corporation:

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation as of December 31, 2011 and 2010, and the results of its consolidated operations and cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United States Antimony Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2012 expressed an adverse opinion thereon.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
March 12, 2012

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2011 and 2010

ASSETS
	2011	2010
Current assets:
Cash and cash equivalents	$5,427	$448,861
Accounts receivable, less allowance
for doubtful accounts of $7,600 both years	1,291,975	745,418
Inventories	1,066,813	143,291
Other current assets	56,208	18,255
Deferred tax asset	396,558	493,000
Total current assets	2,816,981	1,848,825

Properties, plants and equipment, net	6,047,004	3,845,000
Restricted cash for reclamation bonds	74,777	74,311
Other assets	54,766	94,766
Total assets	$8,993,528	$5,862,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$113,908	$-
Accounts payable	994,940	410,242
Accrued payroll, taxes and interest	141,928	90,503
Other accrued liabilities	119,292	220,128
Payables to related parties	101,974	18,060
Deferred revenue	43,760	-
Long-term debt, current	79,631	45,389
Total current liabilities	1,595,433	784,322

Long-term debt, net of current portion	158,218	82,407
Stock payable to directors for services	230,004	-
Asset retirement and accrued reclamation costs	241,500	107,500
Total liabilities	2,225,155	974,229

Commitments and contingencies (Note 3 and 12)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $877,500 and $870,000,
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $4,714,433 and $4,673,284,
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
59,349,300 and 56,307,382 shares issued and outstanding, respectively	593,492	563,073
Stock subscriptions receivable	-	(82,563)
Additional paid-in capital	25,635,129	24,505,331
Accumulated deficit	(19,487,036)	(20,123,956)
Total stockholders' equity	6,768,373	4,888,673
Total liabilities and stockholders' equity	$8,993,528	$5,862,902

The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009

REVENUES	$13,118,090	$9,073,324	$4,103,340

COST OF REVENUES	11,443,892	7,699,592	3,734,294

GROSS PROFIT	1,674,198	1,373,732	369,046

OPERATING EXPENSES:
General and administrative	577,763	592,708	532,744
Professional fees	204,904	152,357	121,588
Gain on disposal of property	-	-	(49,100)
Impairment of properties, plants and equipment	-	199,302	-
TOTAL OPERATING EXPENSES	782,667	944,367	605,232

INCOME (LOSS) FROM OPERATIONS	891,531	429,365	(236,186)

OTHER INCOME (EXPENSE):
Interest income	5,205	7,751	-
Interest expense	-	(5,796)	(5,605)
Factoring expense	(154,206)	(119,107)	(90,124)
Extinguishment of payables	-	-	37,072
TOTAL OTHER INCOME (EXPENSE)	(149,001)	(117,152)	(58,657)

INCOME (LOSS) BEFORE INCOME TAXES	742,530	312,213	(294,843)

INCOME TAXES:
Income tax (expense) - current	(9,168)	-	-
Income tax (expense) benefit - deferred	(96,442)	493,000	-
TOTAL INCOME TAXES	(105,610)	493,000	-

NET INCOME (LOSS)	636,920	805,213	(294,843)
Preferred dividends	(48,649)	(48,648)	(48,649)
Net income (loss) available to
common shareholders	$588,271	$756,565	$(343,492)

Net income (loss) per share of
common stock:
Basic	$0.01	$0.01	$(0.01)
Diluted	$0.01	$0.01	$(0.01)

Weighted average shares outstanding:
Basic	58,855,348	54,356,693	49,855,229
Diluted	68,136,200	60,000,000	49,855,229

The acompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2011, 2010, and 2009

					Stock	Additional
	Total Preferred Stock		Common Stock		Subscriptions	Paid	Accumulated
	Shares	Amount	Shares	Amount	Receivable	In Capital	Deficit	Total

Balances, December 31, 2008	2,678,909	$26,788	45,868,535	$458,688	$(83,333)	$22,015,681	$(20,634,326)	$1,783,498

Issuance of common stock and warrants			5,600,234	55,999	(200,000)	1,266,244		1,122,243

Payment received for outstanding stock subscriptions					13,333			13,333

Conversion of outstanding related party payable into common stock			1,500,000	15,000		285,000		300,000

Issuance of common stock to Directors for services			130,000	1,300		37,700		39,000

Net loss							(294,843)	(294,843)

Balances, December 31, 2009	2,678,909	26,788	53,098,769	530,987	(270,000)	23,604,625	(20,929,169)	2,963,231

Issuance of common stock and warrants for cash			3,492,502	34,925	(180,000)	944,597		799,522

Payment received for outstanding stock subscriptions					203,707			203,707

Write off of uncollectible stock subscriptions			(543,889)	(5,439)	163,730	(158,291)		-

Issuance of common stock to Directors for services			260,000	2,600		114,400		117,000

Net income							805,213	805,213

Balances, December 31, 2010	2,678,909	26,788	56,307,382	563,073	(82,563)	24,505,331	(20,123,956)	4,888,673

Issuance of common stock for cash			3,041,918	30,419		1,129,798		1,160,217

Payment received for outstanding stock subscriptions					82,563			82,563

Net income							636,920	636,920

Balances, December 31, 2011	2,678,909	$26,788	59,349,300	$593,492	$-	$25,635,129	$(19,487,036)	$6,768,373

The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2011, 2010, and 2009

Cash Flows From Operating Activities:	2011	2010	2009
Net income (loss)	$636,920	$805,213	$(294,843)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation expense	405,746	355,876	262,452
Allowance for doubtful accounts	-	(272)	(2,128)
Common stock payable to directors for services	230,004	117,000	39,000
Gain on sale of properties, plant and equipment	-	-	(49,100)
Impairment of properties, plant and equipment	-	199,302	-
Deferred income taxes	96,442	(493,000)	-
Extinguishment of payables	-	-	(37,072)
Change in:
Accounts receivable, net	(546,557)	(583,381)	(92,876)
Inventories	(923,522)	54,145	(88,219)
Other current assets	(37,953)	(18,255)	-
Other assets	40,000	(94,766)	-
Accounts payable	584,698	32,467	(116,729)
Accrued payroll, taxes and interest	51,425	6,646	4,429
Other accrued liabilities	(100,836)	(8,357)	31,764
Deferred revenue	43,760	(73,022)	7,581
Payables to related parties	83,914	7,754	(22,446)
Net cash provided (used) by operating activities	564,041	307,350	(358,187)

Cash Flows From Investing Activities:
Restricted cash for reclamation bonds	(466)	(395)	6,748
Purchase of properties, plants and equipment	(2,238,975)	(965,524)	(597,563)
Net cash used by investing activities	(2,239,441)	(965,919)	(590,815)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of commissions	1,160,217	799,522	1,122,243
Principal payments of long-term debt	(124,722)	(59,270)	(57,901)
Proceeds from long term debt	-	-	1,232
Payments received on stock subscription agreements	82,563	203,707	13,333
Change in checks issued and payable	113,908	(17,142)	(3,140)
Net cash provided by financing activities	1,231,966	926,817	1,075,767
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(443,434)	268,248	126,765
Cash and cash equivalents at beginning of year	448,861	180,613	53,848
Cash and cash equivalents at end of year	$5,427	$448,861	$180,613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash (net of amount capitailzed)	$-	$5,796	$5,605
Noncash investing and financing activities:
Properties, plants & equipment acquired with long-term debt	$234,775	$30,500	$106,300
Stock issued for subscription receivable	-	180,000	-
Write-off of uncollectible stock subscriptions	-	163,730	-
Stock issued for conversion of note payable to related party and
warrants exercised forgiveness of payable to related party	-	-	300,000
Payment of long-term debt with equipment	-	-	55,000

The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

1.Background of Company and Basis of Presentation

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

During 2006, the Company acquired 100% ownership in United States Antimony, Mexico S.A. de C.V. (“USAMSA”), which became a wholly-owned subsidiary of the Company.

2.Concentrations of Risk

Concentration of Sales

The percent of sales to our largest customer was 28%, 37%, and 40% in 2011, 2010, and 2009, respectively. During 2011, $7,544,305 (72%) of our sales was made to three customers.

The Company's revenues from antimony sales are strongly influenced by world prices for such commodities, which fluctuate and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to predict accurately.

3.Summary of Significant Accounting Policies

Principles of Consolidation

The Company's consolidated financial statements include the accounts of BRZ, USAMSA and AM, all wholly-owned subsidiaries.  Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant and critical estimates include property, plant and equipment impairment, accounts receivable allowance, deferred income taxes, environmental remediation liabilities and asset retirement obligations. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2010 and 2009 financial statements in order to conform to the 2011 presentation.  These reclassifications have no effect on net income (loss), total assets or stockholders' equity as previously reported.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

3.Summary of Significant Accounting Policies, continued

Cash and Cash Equivalents

The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2011 and 2010 consists of cash held for reclamation performance bonds, and is held as certificates of deposit with financial institutions.

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

Inventories

Inventories at December 31, 2011 and 2010 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight allocated based on production quantity. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories. The Company periodically reviews its inventories to identify excess and obsolete inventories and to estimate reserves for obsolete inventories as necessary to reflect inventories at net realizable value.

Properties, Plants and Equipment

Properties, plants and equipment are stated at historical cost and are depreciated using the straight-line method over estimated useful lives of five to fifteen years. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to seven years.  Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized.  Expenditures for new property plant, equipment and improvements that extend the useful life or functionality of the asset are capitalized.  The Company capitalized $2,473,750 and $996,024 in plant construction and other capital costs for the years ended December 31, 2011 and 2010, respectively.  These amounts include capitalized interest of $10,888 and none, respectively. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

3.Summary of Significant Accounting Policies, continued

Translations of Foreign Currencies

All amounts are presented in US Dollars, and the US Dollar is the functional currency of the Company and its foreign subsidiaries.  All transactions are carried out in US Dollars, or translated at the time of the transaction.  There are no accounts carried in foreign currencies that would require translation at year end.

Mineral Rights

The cost to obtain the legal right to explore, extract and retain at least a portion of the benefits from mineral deposits are capitalized as mineral rights in the year of acquisition.  These capitalized costs will be amortized to the statement of operations using the unit of production method when placed into production.  Mineral rights are assessed for impairment when facts and circumstances indicate that the potential for impairment exists.  No impairment has been indicated for the years ended December 31, 2011 or 2010 as a result of this assessment.  Mineral rights are subject to write down in the period the property is abandoned.

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

The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of long-lived assets, it is probable that such costs will be incurred and they are reasonably estimable.  A corresponding asset is also recorded and depreciated over the life of the assets on a units of production basis.  After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation.  Determination of any amounts recognized upon adoption is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates, and the credit-adjusted risk-free interest rates.

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

Off-Balance Sheet Arrangements

The Company has considered whether any off-balance sheet arrangements exist as a result of transactions occurring during the year and has determined that there are none at December 31, 2011 and 2010.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

3.Summary of Significant Accounting Policies, continued

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

Revenue from exclusive sales agreements with multiple elements is recognized pro-rata over the duration of each element within the contracts.

Sales of precious metals (a by-product of the antimony production process) are recognized when pervasive evidence of an arrangement exists, the price is fixed and determinable, the product has been delivered, title has transferred, and collection is reasonably assured.

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

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Management has determined that the calculation of diluted earnings per share for the year ended December 31, 2011 and 2010 adds 9,280,852 and 5,643,307 shares, respectively to basic weighted average shares, related to common stock purchase warrants and convertible preferred stock.  Total dilution presented related to convertible preferred stock was limited as of December 31, 2010 as there were not sufficient authorized and unissued common shares available.

 As of December 31, 2011, 2010 and 2009, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share are as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
Warrants	-	-	921,734
Convertible preferred stock	-	3,333,079	2,466,889
Total possible dilution	-	3,333,079	3,388,623

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

3.Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments

The Company’s financial instruments include cash, restricted cash and long-term debt.  The carrying value of restricted cash and long-term debt approximate fair value based on the contractual terms of those instruments.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010, respectively, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	2011	2010	Input Hierarchy Level
Assets:
Cash and cash equivalents	$5,247	$448,861	Level 1
Restricted cash	74,777	74,311	Level 1

4.Sales of Accounts Receivable

The Company sells selected accounts receivable to a financing company pursuant to the terms of a factoring agreement.  According to the terms of the agreement, the receivables are sold with full recourse and the Company assumes all risks of collectability.  Accordingly, the Company's allowance for doubtful accounts is based upon the expected collectability of all trade receivables.  The performance of all obligations and payments to the factoring company is personally guaranteed by John C. Lawrence, the Company's president and a director.  As consideration for Mr. Lawrence's guarantee, the Company granted a mortgaged security interest to Mr. Lawrence collateralized by the Company's real and personal property.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

4.Sales of Accounts Receivable, continued

The factoring agreement requires the Company to pay a financing fee equal to 2% of the face amount of receivables sold.  Factoring fees paid by the Company during the years ended December 31, 2011, 2010 and 2009 were $154,206, $119,107 and $90,124, respectively.  For the years ended December 31, 2011, 2010 and 2009, net accounts receivable of approximately $7.39 million, $5.96 million and $3.07 million, respectively, were sold under the agreement.

Proceeds from the sales were used to fund inventory purchases and operating expenses.  The agreement is for a term of one year with automatic renewal for additional one-year terms.

5.Inventories

The major components of the Company's inventories at December 31, 2011 and 2010 were as follows:

	2011	2010
Antimony Metal	152,026	$97,187
Antimony Oxide	180,404	7,233
Antimony Ore	644,113	-
Total antimony	976,543	104,420
Zeolite	90,270	38,871
	$1,066,813	$143,291

At December 31, 2011 and 2010, antimony metal consisted principally of recast metal from antimony-based compounds, and metal purchased from foreign suppliers.  Antimony oxide inventory consisted of finished product oxide held at the Company's plant. Antimony ore was held primarily at sites in Mexico and is essentially raw material, carried at cost.   The Company's zeolite inventory consists of salable zeolite material held at BRZ's Idaho mining and production facility.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

6.Properties, Plants and Equipment

The major components of the Company's properties, plants and equipment at December 31, 2011 and 2010 are shown below.  Approximately $1.6 million and $63,000 of capitalized costs at December 31, 2011 and 2010, respectively, related primarily to the construction of an antimony mill in Mexico, have not yet been placed in service and, therefore, have not been subject to depreciation.

	2011	2010
Antimony:
Equipment	$2,209,542	$1,803,107
Buildings	1,436,149	863,933
Mineral rights and obligations	807,906	473,940
Land	1,567,327	597,063
	6,020,924	3,738,044
Accumulated depreciation	(1,616,266)	(1,416,751)
Total Antimony, net	4,404,658	2,321,293

Zeolite:
Equipment	2,239,348	2,125,748
Buildings	1,663,554	1,452,284
	3,902,902	3,578,032
Accumulated depreciation	(2,260,556)	(2,054,325)
Total Zeolite, net	1,642,346	1,523,707
Properties, plants and equipment, net	$6,047,004	$3,845,000

6.Properties, Plants and Equipment, continued:

During 2010 the Company incurred an impairment charge of $199,302 on certain constructed assets at its Cal Los Arcos Mexican mill site because it was determined that the mill site was no longer viable.  Assets such as installation costs and concrete work that were unable to be transported to the new mill site at Corral Blanco were deemed to be impaired and therefore written off.

During 2011, the Company assessed the obligation for removal and remediation costs relating to its plants and mine in Mexico.  Management assigned a cost to the expected work involved in complying with the requirements of the Mexico operating permits.  Management applied, based on a 20 year life, an cost inflation factor, and then discounted that cost to a current net present value based on a discount rate of 6% (management’s estimate of its credit-adjusted interest rate). Management determined a future cost in 2031 of approximately $430,000 with a net present value of $134,000.

Asset Retirement
Obligation:
Balance December 31, 2010	$-
Additions during 2011	134,000
Balance December 31, 2011	$134,000

The asset retirement obligation liability is combined with reclamation obligations for Idaho and Montana operations of $107,500 at December 31, 2011.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

7.Long-Term Debt

Long-term debt at December 31, 2011 and 2010 is as follows:

	2011	2010
Note payable to Western States Equipment Co., bearing interest at 6.4%; payable in monthly installments of $2,066; maturing
December 2013; collateralized by equipment.	$-	$67,645

Note payable to Western States Equipment Co., bearing interest at 6.15%; payable in monthly installments of $2,032; maturing
June 2015; collateralized by equipment.	77,040	-

Note payable to CNH Capital America, LLC, bearing interest
at 4.5%; payable in monthly installments of $505; maturing
June 2013; collateralized by equipment.	8,648	14,052

Note payable to GE Capital, bearing interest at 6.32%; payable in monthly installments of $908; maturing June 2011; collateralized by
equipment.	-	5,235

Note payable to GE Capital, bearing interest at 2.25%; payable in monthly installments of $359; maturing July 2013; collateralized by
equipment.	6,531	10,639

Note payable to Robert (a deceased and former director) and Phyllis
Rice, bearing interest at 1%; payable in monthly installments of
$1,000; maturing April 2011; collateralized by equipment.	-	3,082

Note payable to Robert and Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	80,882	-

Note payable to De Lage Landen Financial Services
at 5.2%; payable in monthly installments of $709; maturing
July 2014; collateralized by equipment.	19,229	27,143

Note payable to Catepillar Finance, bearing interest
at 6.15%; payable in monthly installments of $766; maturing
August 2014; collateralized by equipment.	21,990	-

Note payable to De Lage Landen Financial Services
at 5.2%; payable in monthly installments of $697; maturing
January 2015; collateralized by equipment.	23,529	-
	237,849	127,796
Less current portion	(79,631)	(45,389)
Noncurrent portion	$158,218	$82,407

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

At December 31, 2011, principal payments on debt are due as follows:

Year Ending December 31,
2012	$79,631
2013	76,189
2014	61,167
2015	20,862
$237,849

8.Stockholders' Equity

Issuance of Common Stock for Cash

In 2011, 2010, and 2009, the Company sold an aggregate of 3,041,918, 3,492,502, and 5,600,234 shares, respectively, of its unregistered common stock to existing stockholders and other parties for $1,160,217, $799,522 and $1,122,243, respectively.  In connection with sales of the Company’s common stock in 2010, 350,000 warrants to purchase shares of the Company’s common stock (200,000 for $0.30 per share and 150,000 for $0.40) were issued.  No warrants to purchase shares of the Company’s common stock were granted in 2011or 2009.

Issuance of Common Stock for Services and Property

During 2011, the Company declared, but did not issue 95,835 shares of unregistered common stock to be paid to its directors for services, having a fair value of $230,004, based on the current stock price at the date declared. This expense is classified with general and administrative expense in the consolidated statement of operations.

During 2010 and 2009, the Company awarded 260,000 and 130,000 shares, respectively, of unregistered common stock to its directors for services, having fair values of $117,000 and $39,000, respectively, based on the current stock price at date of grant.  The expense is classified as general and administrative expense in the consolidated statement of operations.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

8.Stockholders' Equity, continued

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

Transactions in common stock warrants are as follows:

	Number of	Exercise
	Warrants	Prices
Balance, December 31, 2009	921,734	$0.20-$0.75
Granted in connection with sales of common stock	350,000	$0.30-$0.40
Warrants expired and cancelled	(546,734)	$0.30-$0.60
Balance, December 31, 2010	725,000	$0.20-$0.75
Warrants exercised	(125,000)	$0.20-$0.75
Balance, December 31, 2011	600,000	$0.20-$0.75

The above common stock warrants expire as follows:

Year Ended December 31:
2012	350,000
Thereafter	250,000
600,000

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Series B

During 1993, the Board established a Series B preferred stock, consisting of 750,000 shares.  The Series B preferred stock has preference over the Company's common stock and Series A preferred stock; has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors.  In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock.  At December 31, 2011, cumulative dividends in arrears on the outstanding Series B shares were $127,500 or $0.17 per share.  At December 31, 2010, cumulative dividends in arrears on the outstanding Series B shares were $120,000, or $0.16 per share.

Series C

During 2000, the Board established a Series C preferred stock, consisting of 205,996 shares.  The Series C preferred stock has preference over the Company’s common stock and has voting rights, but no dividend rights.  In the event of dissolution or liquidation of the Company, the preferential amount payable to Series C preferred stockholders is $0.55 per share.

8.Stockholders' Equity, continued

Series D

During 2002, the Board established a Series D preferred stock, authorizing the issuance of up to 2,500,000 shares.  The Series D preferred stock has preference over the Company’s common stock but is subordinate to the liquidation preferences of the holders of the Company’s outstanding Series A, Series B and Series C preferred stock.  Series D preferred stock carries voting rights and is entitled to annual dividends of $0.0235 per share.  The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends.  No dividends have been declared or paid with respect to the Series D preferred stock.  At December 31, 2011 and 2010, cumulative dividends in arrears on the 1,751,005 outstanding Series D shares were $336,920 and $295,771, respectively, payable if and when declared by the Board of Directors.  In the event of dissolution or liquidation of the Company, the preferential amount payable to Series D preferred stockholders is $2.50 per share.  At December 31, 2011 and 2010, the liquidation preference for Series D preferred stock was $4,377,513.  Holders of the Series D preferred stock have the right, subject to the availability of authorized but unissued common stock, to convert their shares at $0.20 into shares of the Company's common stock without payment of additional consideration and are not redeemable unless by mutual consent.  The majority of Series D preferred shares are held by John Lawrence, president of the Company.

9. 2000 Stock Plan

In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan").  The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants of the Company to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000.  At December 31, 2011 and 2010, 300,000 shares of the Company's common stock had been issued under the Plan.  There were no issuances under the Plan during 2011 and 2010.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

10.   Income Taxes

The Company recorded a state and federal tax provision of $105,610 for 2011, a deferred income tax benefit of $493,000 for 2010, and did not recognize a tax provision or benefit for 2009.  (The following table is only for two years since it relates to balance sheet accounts.)

At December 31, 2011, 2010 and 2009, the Company had net deferred tax assets as follows:

	2011	2010
Differences in the book and tax basis of
properties, plants and equipment	$79,164	$28,000
Other	2,926	-
Limitation in deduction of foreign
exploration costs	249,309	256,000
Foreign net operating loss carryforward	390,000	210,000
Federal net operating loss carryforward	65,159	698,000
Total deferred tax assets	786,558	1,192,000
Valuation allowance (foreign)	(390,000)	(210,000)
Valuation allowance (federal)	-	(489,000)
Net deferred tax assets	$396,558	$493,000

10.   Income Taxes, continued

The deferred tax assets were calculated based on an estimated 38.5% combined federal and state income tax rate for 2011, and an estimated 34% income tax rate for 2010 and 2009.  Existing and forecasted pretax earnings for financial reporting purposes are sufficient to generate the estimated required future taxable income required to realize the recognized (federal) net deferred tax asset as of December 31, 2011.

At December 31, 2011, the Company had unexpired federal regular tax net operating loss carryforwards of approximately $170,000, which expire between 2026 and 2029.  In addition, the Company has unexpired Montana state net operating loss carryforwards of $20,000 which expire between 2013 and 2016 and approximately $1.3 million in Mexico which expires between 2019 and 2021.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income (loss) for the years ended December 31, 2011, 2010 and 2009 due to the following:

	2011		2010		2009
Computed expected tax provision (benefit)	$252,460	34.0%	$106,000	34.0%	$(99,000)	(34%)

Effect of permanent differences	4,662	0.6%	30,000	9.6%	23,000	7.9%
Foreign taxes	24,000	3.2%	-	-	-	-
Other (1)	133,488	118%	-	-	-	-
Increase in valuation allowance	-	-	-	-	76,000	26.1%
Release in valuation allowance	(309,000)	(142%)	(629,000)	(202%)	-	-
	$105,610	13.9%	$(493,000)	(158%)	$-	-

(1)	Rate differential as management has refined their estimate to 38.5% currently

During the years ended December 31, 2011, 2010, and 2009, there were no material uncertain tax positions taken by the Company.  The Company has determined that it is subject to examination of our income tax filings in the United States jurisdictions for the 2008 through 2011 tax years, and 2010 and 2011 in Mexico. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

11.  Related-Party Transactions

Amounts due to related parties at December 31, 2011 and 2010 were as follows:

	2011	2010
Payable to officer for antimony ore	54,131	-
John C. Lawrence, president and director(1)	47,843	18,060
	$101,974	$18,060

(1)  Transactions affecting the payable to Mr. Lawrence during 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Balance, beginning of year	$18,060	$8,394	$324,158
Aircraft rental charges	86,058	129,177	102,049
Conversion of payables and exercise of warrants	-	-	(328,132)
Payments and advances, net	(52,675)	(119,511)	(89,681)
Balance, end of year	$47,843	$18,060	$8,394

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

11.  Related-Party Transactions, continued

In addition to transactions described above and in Note 9, during 2011, 2010, and 2009, the Company had the following transactions with related parties:

During 2009 a convertible note payable to John C. Lawrence, the Company's president and a director, was converted into 500,000 shares of the Company’s common stock. In addition, during 2009 $200,000 of payable to related parties payable, including outstanding accrued interest payable, was used by Mr. Lawrence to exercise warrants initially issued in connection with the convertible note payable, for the purchase of 1,000,000 shares of common stock.

During 2011, members of the audit committee were paid $24,000 in cash during 2011.

During 2011, 2010, and 2009, the Company paid $107,359, $55,469 and $159,995, respectively to a director for development of Mexican mill sites and consulting fees.

A director of the Company acted as legal counsel to the Company. During the years ended December 31, 2011, 2010 and 2009, the Company paid legal fees and expenses to this director in the amount of $37,083, $32,000 and $23,500, respectively.

Royalty expense based on sales of zeolite of $45,515, $54,587 and $46,867 was incurred for the years ended December 31, 2011, 2010 and 2009, respectively, to a company controlled by Al Dugan, a significant stockholder and the father of a director.

12.  Commitments and Contingencies

In 2005, AM signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the years ended December 31, 2011, 2010 and 2009, $186,956, $186,956 and $86,956 was paid or accrued and capitalized as mineral rights in accordance with the Company’s accounting policies.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”).  Using appropriate regulatory channels, management may contest these proposed assessments, and has accrued $27,503 and $40,604 in other accrued liabilities as of December 31, 2011, and 2010, respectively, related to these settled claims.

13.  Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest and factoring expense is not allocated to the segments.

The Madero smelter at the Company’s Mexico operation brings antimony up to an intermediate stage, which must then be shipped to the United States operation for finishing.

Selected information with respect to segments for the years ended December 31, 2011, 2010 and 2009 is as follows:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

13.  Business Segments, continued

	2011	2010	2009
Antimony Division - United States:
Revenues - Antimony	$10,406,636	$6,174,062	$2,526,663
Revenues - Precious metals	667,813	483,307	40,444
	11,074,449	6,657,369	2,567,107
Domestic cost of sales:
Production costs	7,294,421	4,786,197	1,617,041
Depreciation	29,963	27,387	71,929
Freight and delivery	216,668	236,623	121,144
General and administrative	280,853	80,267	78,587
Direct sales expense	64,421	45,447	46,875
Total domestic antimony cost of sales	7,886,326	5,175,921	1,935,576

Cost of sales - Mexico
Production costs	1,182,730	294,391	125,949
Depreciation	169,552	141,421	-
Freight and delivery	121,432	5,578	-
Other mine and mill costs		-	-
General and administrative	158,396	136,498	153,418
Total Mexico antimony cost of sales	1,632,110	577,888	279,367

Total revenues - antimony	11,074,449	6,657,369	2,567,107
Total cost of sales - antimony	9,518,436	5,753,809	2,214,943
Total gross profit - antimony	1,556,013	903,560	352,164

Zeolite Division:
Revenues	2,043,641	2,415,955	1,536,233
Cost of sales:
Production costs	1,221,101	1,254,375	830,065
Depreciation	206,231	187,068	190,523
Freight and delivery	103,630	16,637	68,117
General and administrative	117,420	188,251	158,144
Royalties	197,371	229,352	202,736
Direct sales expense	79,703	70,100	69,766
Total cost of sales	1,925,456	1,945,783	1,519,351
Gross profit - zeolite	118,185	470,172	16,882

Total revenues - combined	13,118,090	9,073,324	4,103,340
Total cost of sales - combined	11,443,892	7,699,592	3,734,294
Total gross profit - combined	$1,674,198	$1,373,732	$369,046

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

13.  Business Segments, continued

	2011	2010
Capital expenditures:
Antimony
United States	$160,536	$31,300
Mexico (1)	1,988,345	927,131
Subtotal Antimony	2,148,881	958,431
Zeolite	324,869	36,300
	$2,473,750	$994,731

Total Assets:
Antimony
United States	$1,187,322	$1,379,369
Mexico	4,992,250	2,719,630
Subtotal Antimony	6,179,572	3,599,076
Zeolite	2,813,956	1,763,903
	$8,993,528	$5,862,902

Segment disclosures regarding sales to major customers and for inventories and property, plant and equipment are located in Notes 2, 5 and 6, respectively.

14. Subsequent Events

On January 9, 2012, the Company issued 1,102,500 shares of common stock for $2.00 per share. Total cash raised in the offering was $2,205,000.  Each share was accompanied by a warrant to purchase an additional share for $2.50 for a period of two years after the issuance date.