Form 10-Q
period 2012-03-31
UNITED STATES ANTIMONY CORP
filed 2012-05-10
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period_______to________

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐   No ☐

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.   YES  ☐No  ☑

At May 10, 2012, the registrant had outstanding 60,804,010 shares of par value $0.01 common stock.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED MARCH 31, 2012

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)	3-9

Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	10-12

Item 3:	Quantitative and Qualitative Disclosure about Market Risk	12

Item 4:	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	14

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3:	Defaults upon Senior Securities	14

Item 4:	Mine Safety Disclosures	14

Item 5:	Other Information	14

Item 6:	Exhibits and Reports on Form 8-K	15

SIGNATURE		16

CERTIFICATIONS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,413,583	$5,427
Certificates of deposit (Note 4)	242,800	-
Accounts receivable, less allowance
for doubtful accounts of $4031 and $7600	472,156	1,291,975
Inventories	1,461,149	1,066,813
Other current assets	97,315	56,208
Deferred tax asset	470,869	396,558
Total current assets	4,157,872	2,816,981

Properties, plants and equipment, net	6,786,454	6,047,004
Restricted cash for reclamation bonds	74,777	74,777
Other assets	122,036	54,766
Total assets	$11,141,139	$8,993,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$-	$113,908
Deferred revenue	-	43,760
Accounts payable	1,050,390	994,940
Accrued payroll, taxes and interest	150,288	141,928
Other accrued liabilities	33,476	119,292
Payables to related parties	46,662	331,978
Long-term debt, current	255,454	79,631
Total current liabilities	1,536,270	1,825,437

Long-term debt, noncurrent	246,815	158,218
Accrued reclamation and remediation costs, noncurrent	243,510	241,500
Total liabilities	2,026,595	2,225,155

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: no shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $877,500)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference and cumulative dividends of $4,714,433)	17,509	17,509
Common stock, $0.01 par vaue, 90,000,000 shares authorized;
60,804,010 and 59,349,300 shares issued and outstanding, respectively	608,040	593,492
Additional paid-in capital	28,082,985	25,635,129
Accumulated deficit	(19,603,269)	(19,487,036)
Total stockholders' equity	9,114,544	6,768,373
Total liabilities and stockholders' equity	$11,141,139	$8,993,528

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended
	March 31, 2012		March 31, 2011

REVENUES		$3,053,554		$2,838,039

COST OF REVENUES		2,890,144		2,491,519

GROSS PROFIT		163,410		346,520

OPERATING EXPENSES:

General and administrative		225,921		148,002
Professional fees		98,306		94,952
TOTAL OPERATING EXPENSES		324,227		242,954

INCOME (LOSS) FROM OPERATIONS		(160,817)		103,566

OTHER INCOME (EXPENSE):
Interest income		2,054		2,069
Interest expense		(4,333)		(1,153)
Factoring expense		(27,448)		(34,693)
TOTAL OTHER (EXPENSE)		(29,727)		(33,777)

INCOME (LOSS) BEFORE INCOME TAXES		(190,544)		69,789

INCOME TAX BENEFIT (EXPENSE)		74,311		(24,426)

NET INCOME (LOSS)		$(116,233)		$45,363

Net income (loss) per share of
common stock:
Basic and diluted	$	Nil	$	Nil
Diluted	$	Nil	$	Nil

Weighted average shares outstanding:
Basic		60,523,440		57,164,492
Diluted		60,523,440		57,426,529

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
	March 31, 2012	March 31, 2011
Cash Flows From Operating Activities:
Net income (loss)	$(116,233)	$45,363
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
Depreciation expense	109,045	92,966
Accretion of asset retirement obligation	2,010	-
Deferred tax expense (benefit)	(74,311)	21,926
Change in:
Accounts receivable, net	819,819	523,056
Inventories	(394,336)	(73,702)
Other current assets	(41,107)	(336,381)
Other assets	(67,270)	(18,770)
Accounts payable	55,450	152,609
Accrued payroll, taxes and interest	8,360	8,729
Other accrued liabilities	(85,816)	(31,127)
Deferred revenue	(43,760)	-
Payables to related parties	(285,316)	6,837
Net cash provided (used) by operating activities	(113,465)	391,506

Cash Flows From Investing Activities:
Collateral CD for loan facility	(242,800)	-
Purchase of properties, plants and equipment	(564,555)	(100,265)
Net cash used by investing activities	(807,355)	(100,265)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of commissions	2,462,404	783,470
Principal payments of long-term debt	(19,520)	(16,146)
Payments received on stock subscription agreements		22,379
Change in checks issued and payable	(113,908)	13,371
Net cash provided by financing activities	2,328,976	803,074

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,408,156	1,094,315

Cash and cash equivalents at beginning of period	5,427	448,861
Cash and cash equivalents at end of period	$1,413,583	$1,543,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Properties, plants & equipment acquired with long-term debt	$283,940	$30,500
Properties, plants and equipment acquired with accounts payable		17,826

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

Certain consolidated financial statement amounts for the three month period ended March 31, 2011 have been reclassified to conform to the 2012 presentation.  These reclassifications had no effect on the net income or accumulated deficit as previously reported.

Management estimates their effective tax rate at 39% for the current year.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

During the three months ended March 31, 2012 and 2011, the Company incurred interest expense of $14,313 and $5,470, respectively, which has been capitalized as part of the cost of constructing the Cal Los Arcos Mill in Mexico.

2.     Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Management has determined that the calculation of diluted earnings per share for the three month period ending March 31, 2012, is not applicable since any additions to outstanding shares related to common stock purchase warrants would be anti-dilutive.

As of March 31, 2012 and 2011, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	3/31/2012	3/31/2011
Warrants	1,719,167	600,000
Convertible preferred stock	2,678,909	2,299,745
Total possible dilution	4,398,076	2,899,745

3.     Inventories

	March 31, 2012	December 31, 2011
Antimony Metal	$183,169	$152,026
Antimony Oxide	378,668	180,404
Antimony Ore	841,342	644,113
Zeolite	57,970	90,270
	$1,461,149	$1,066,813

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

4.     Commitments and Contingencies:

In 2005, a subsidiary of the Company signed an option agreement that gives it the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the three months ended March 31, 2012 and the year ended December 31, 2011, $0 and $186,956 respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. The Company has accrued $19,640 in other accrued liabilities as of March 31, 2012, related to these settled claims.

During the three months ended march 31, 2012, the Company negotiated a new credit facility increasing our lines of credit by $202,000.  As part of this agreement, we have pledged an additional two $101,000 certificates of deposit as collateral.  The increased loan facility allows us access to cash for an interest rate of 3.15% for the portion of the credit line used.  At March 31,2012, we did not have any outstanding line of credit debt.

5.     Long – Term Debt

Long-term debt at March 31, 2012 and December 31, 2011, is as follows:

	2012	2011
Note payable to De Lage Landen financial Services, bearing interest at 5.3%; payable in monthly installments of $549; maturing March 2016; collateralized by equipment.	$23,700	$-

Note payable to Western States Equipment Co., bearing interest at 6.15%; payable in monthly installments of $2,032; maturing June 2015; collateralized by equipment.	71,689	77,040

Note payable to CNH Capital America, LLC, bearing interest at 4.5%; payable in monthly installments of $505; maturing June 2013; collateralized by equipment.	7,337	8,648

Note payable to GE Capital, bearing interest at 2.25%; payable in monthly installments of $359; maturing July 2013; collateralized by equipment.	5,652	6,531

Note payable to Robert and Phyllis Rice, bearing interest at 1%; payable in monthly installments of $2,000; maturing March 2015; collateralized by equipment.	73,024	80,882

Note payable to De Lage Landen Financial Services at 5.2%; payable in monthly installments of $709; maturing July 2014; collateralized by equipment.	18,001	19,229

Note payable to Catepillar Finance, bearing interest at 6.15%; payable in monthly installments of $766; maturing August 2014; collateralized by equipment.	20,607	21,990

Note payable to De Lage Landen Financial Services at 5.2%; payable in monthly installments of $697; maturing January 2015; collateralized by equipment.	22,019	23,529

Note payable for Corral Blanco land, bearing interest at 6%; payable in three installments; maturing May 1, 2013; collateralized by land.	260,240

	502,269	237,849
Less current portion	(255,454)	(79,631)
Noncurrent portion	$246,815	$158,218

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6.     Concentrations of Risk

During the quarter ended March 31, 2012, approximately 86% of the Company's antimony revenues were generated by sales to three customers. Loss of the Company’s key customers could adversely affect its business.

7.     Related Party Transactions

During the first quarter of 2012 and 2011, the Company paid $6,655, and $35,957 respectively, to directors of the Company for permitting and other construction related activities at Mexican mill sites.

During the first quarter of 2012 and 2011, the Company paid $21,840 and $15,903, respectively, to John Lawrence as reimbursement for equipment used by the Company.

8.     Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest expense and factoring is not allocated to the segments.  Selected information with respect to segments is as follows:

	As of March 31, 2012	As of December 31, 2011
Properties, plants and equipment, net:
Antimony
United States	$626,593	$603,959
Mexico	4,218,042	3,492,296
Subtotal Antimony	4,844,635	4,096,255
Zeolite	1,941,819	1,950,749
	$6,786,454	$6,047,004

Total Assets:
Antimony
United States	$3,706,465	$1,187,322
Mexico	5,054,517	4,992,250
Subtotal Antimony	8,760,982	6,179,572
Zeolite	2,291,533	2,813,956
	$11,052,515	$8,993,528

	For the three months ended
	March 31, 2012	March 31, 2011
Capital expenditures:
Antimony
United States	$44,768	$57,222
Mexico	762,840	91,369
Subtotal Antimony	807,608	148,591
Zeolite	40,887	-
	$848,495	$148,591

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8. Business Segments, continued

	For the three months ended March 31,
	2012	2011
Antimony Division - United States:
Revenues - Antimony	$2,202,137	$2,114,232
Customer discounts - Antimony	(27,328)
Revenues - Precious metals	180,138	331,200
	2,354,947	2,445,432
Cost of sales:
Production costs	1,487,618	1,689,599
Depreciation	7,135	6,881
Freight and delivery	52,316	64,890
General and administrative	19,451	26,208
Direct sales expense	17,769	12,590
Total cost of sales	1,584,289	1,800,168
Gross profit - United States antimony	770,658	645,264

Antimony Division - Mexico:
Cost of sales - Madero smelter:
Production costs	440,510	225,198
Depreciation	50,418	39,946
Freight and delivery	65,424	804
General and administrative	16,011	30,417
Total Madero smelter	572,363	296,365
Non operating costs :
Corporate	39,216
Puerto Blanco mill	30,738
Los Juarez mine	11,828
Total Mexico costs	654,145	296,365
Gross profit (loss) - Mexico antimony	(654,145)	(296,365)

Total revenues - antimony	2,354,947	2,445,432
Total cost of sales - antimony	2,238,434	2,096,533
Total gross profit - antimony	116,513	348,899

Zeolite Division:
Revenues	698,607	392,607
Cost of sales:
Production costs	488,302	273,302
Depreciation	49,817	46,139
Freight and delivery	21,802	(2,280)
General and administrative	3,505	14,523
Royalties	66,810	44,912
Direct sales expense	21,474	18,390
Total cost of sales	651,710	394,986
Gross profit (loss) - zeolite	46,897	(2,379)

Total revenues - combined	$3,053,554	$2,838,039
Total cost of sales - combined	2,890,144	2,491,519
Total gross profit - combined	$163,410	$346,520

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

Results of Operations

For the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011.

The Company’s operations resulted in net loss of $116,233 for the three-month period ended March 31, 2012, compared with a net income of $45,363 for the same period ended March 31, 2011.  The difference in income for the first quarter of 2012 compared to the similar period of 2011 is attributed to a large build of inventory to $1,488,911 prior to the start up of the Puerto Blanco mill and expansion of the Madero smelter, the booking of $81,782 of non-operational expenses at the Puerto Blanco mill and Los Juarez property against Mexican production, fees associated with a recent funding, lower silver and gold production, and lower antimony prices.

Antimony Division:

Total revenues from antimony product sales for the first quarter of 2012 were $2,202,137 compared with $2,114,232 for the comparable quarter of 2011, an increase of $87,905.  During the first quarter of 2012, sales of antimony products consisted of 343,952 pounds of contained antimony metal at an average price of $6.40 per pound, compared to 321,361 pounds of contained antimony metal at an average sale price of $6.58 per pound.

The cost of antimony production was $1,928,128, or $5.61 per pound of antimony metal contained sold during the first quarter of 2012 compared to $1,914,797, or $5.96 per pound of antimony metal contained sold during the first quarter of 2011.

Antimony depreciation for the first quarter of 2012 was $57,553 compared to $46,827 for the first quarter of 2011. The increase in depreciation is due to the increase of fixed assets in production in Mexico.

Antimony freight and delivery expense for the first quarter of 2012 was $117,740 compared to $65,694 during the first quarter of 2011.

Direct sales expenses for antimony were $17,769 for the first quarter of 2012 compared to $12,590 during the same quarter in 2011.

During the first quarter of 2012 precious metals sales was $180,138.  During the first quarter of 2011 silver and gold comprised $331,200 of sales.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION CONTINUED

Zeolite Division:

Total revenue from sales of zeolite products during the first quarter of 2012 were $698,607 at an average sales price of $201.56 per ton, compared with the same quarter sales in 2011 of $392,607 at an average sales price of $143.83 per ton.

The cost of zeolite production was $488,302, or $140.88 per ton sold for the first quarter of 2012, compared to $273,302, or $100.81 per ton sold, during the first quarter of 2011.  The increase was due to increased labor, maintenance and propane expenses during the first quarter of 2011 compared to the first quarter of 2010.

Zeolite depreciation for the first quarter of 2012 was $49,817 compared to $46,139 for the first quarter of 2011.

Zeolite freight and delivery for the first quarter of 2012 was $21,802 compared to $(2,280) for the first quarter of 2011.  The change in freight expense is because in the 1st quarter of 2011, we had a program of having customers pay their own freight.

During the first quarter of 2012, the Company incurred costs totaling $3,505 associated with general and administrative expenses at Bear River Zeolite Company, compared to $14,523 of such expenses in the comparable quarter of 2011.

Zeolite royalties expenses were $66,810 during the first quarter of 2012 compared to $44,912 during the first quarter of 2011.

Direct sales expenses for zeolite was $21,474 during the first quarter of 2012 compared to $18,390 during the first quarter of 2011.

Administrative Operations

General and administrative expenses for the corporation were $189,006 during the first quarter of 2012 compared to $80,349 for the same quarter in 2011. The increase is primarily due to $108,764 of stock based compensation paid to Directors for their services.

Professional fees of $98,306 during the first quarter of 2012 compared to $94,952 during the first quarter of 2011.

Accounts receivable factoring expense was $27,448 during the first quarter of 2012 compared to $34,693 during the first quarter of 2011.  The decrease is due to less need to turn receivables over quickly.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION CONTINUED

Cash provided (used) by operating activities during the first three months of 2012 and 2011 was $(113,465) and $391,506, respectively. The change resulted primarily from decreases in net income, and cash used by increases in inventory, other current assets, and other assets in 2012. Net collections of accounts receivable provided $819,819 of cash during the first quarter of 2012.

Cash used by investing activities during the first three months of 2012 and 2011 was $807,355 and $100,265, respectively and was primarily related to the purchase of property, plant and equipment in Mexico.

Net cash provided by financing activities during the first three months of 2012 and 2011 was $2,328,976 and $803,074, respectively, and was primarily generated from the sale of common stock.

Financial Condition and Liquidity	March 31, 2012	December 31, 2011

Current Assets	$4,157,872	$2,816,981
Current liabilities	(1,536,270)	(1,595,433)
Net Working Capital	$2,621,602	$1,221,548

Cash provided (used) by operations	$(113,465)	$564,041
Cash (used) by investing	(807,355)	(2,239,441)
Cash provided (used) by financing:
Principal paid on long-term debt	(19,520)	(124,722)
Sale of Stock	2,462,404	1,242,780
Other	(113,908)	113,908
Net change in cash	$1,408,156	$(443,434)

Our liquidity (cash) and working capital has improved by $1.4 million from December 31, 2011, primarily due to an increase in cash of $1.4 million, which is approximately the net cash received from issuing $2.4 million of common stock, and expending $1 million for capital improvements and operations.  Increases in our inventory affected our cash position at March 31, 2012, and decreases to inventory in future periods should provide liquidity (cash).  We have lines of credit for $202,000 which have not been drawn on at march 31, 2012.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We sell our antimony products based on a world market price, and we buy a majority of our raw material based on the same market prices.  Analysis of our costs indicate that, for the quarter ended March 31, 2012, raw materials were approximately 50% of our cost of goods sold.  Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production.  During the quarter ending March 31, 2012, a $2 per pound decrease in our sales price would have likely caused our gross profit to decrease $1 per pound.

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

Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of March 31, 2012. These material weaknesses are as follows:

●
The Company lacks proper segregation of duties. As with any company the size of ours, this lack of segregation of duties is due to limited resources. The president authorizes the majority of the expenditures and signs checks.

●	During its year-end audit, our independent registered accountants discovered material misstatements in our financial statements that required audit adjustments.

MANAGEMENT'S REMEDIATION INITIATIVES

We are aware of these material weaknesses and plan to put procedures in place to ensure that independent review of material transactions is performed. In addition, we plan to consult with independent experts when complex transactions are entered into.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended March 31, 2012, the Company appointed three independent Director’s to an Audit Committee which has been actively involved in the Company's internal controls over financial reporting through communications with the Company’s management and outside auditors.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2012, the Company sold shares of its restricted common stock directly and through the exercise of outstanding stock purchase warrants as follows: 1,102,500 shares for $2.00 per share ($2,205,000), and 200,000 shares for $.30 per share ($60,000).  Common stock sold is restricted as defined under Rule 144.  In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.  Proceeds received on sales of common stock were used for general corporate purposes.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

ITEM 4.     MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During its fiscal quarter ended March 31, 2012, the Company had no material specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars$)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Saftey and Health Review Commission (yes/no)
Bear River Zeolite	0	0	0	0	0	$2,473.00	0	No	No

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By:	________________________________________	Date:	__________________
John C. Lawrence,
Director and President (Principal Executive)

By:	________________________________________	Date:	___________________
Daniel L. Parks,
Chief Financial Officer