Form 10-Q
period 2012-06-30
UNITED STATES ANTIMONY CORP
filed 2012-08-08
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
YES ☐    No ☑

At August 10, 2012, the registrant had outstanding 61,803,109 shares of par value $0.01 common stock.

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

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED JUNE 30, 2012

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)	1-8

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	9-10

Item 3: Quantitative and Qualitative Disclosure about Market Risk	11

Item 4: Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	12

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3: Defaults upon Senior Securities	12

Item 4: Mine Safety Disclosures	13

Item 5: Other Information	13

Item 6: Exhibits and Reports on Form 8-K	13

SIGNATURE	14

CERTIFICATIONS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited) June 30, 2012
		December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,444,003	$5,427
Certificates of deposit (Note 4)	242,800
Accounts receivable, less allowance for doubtful accounts of $4,031 and $7,600, respectively	456,508	1,291,975
Inventories	1,077,271	1,066,813
Other current assets	57,660	56,208
Deferred tax asset	470,869	396,558
Total current assets	5,749,111	2,816,981

Properties, plants and equipment, net	7,484,436	6,047,004
Restricted cash for reclamation bonds	74,777	74,777
Other assets	128,686	54,766
Total assets	$13,437,010	$8,993,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$-	$113,908
Deferred revenue	-	43,760
Accounts payable	829,329	994,940
Accrued payroll, taxes and interest	98,409	141,928
Other accrued liabilities	63,696	119,292
Payables to related parties	10,434	331,978
Long-term debt, current	258,988	79,631
Total current liabilities	1,260,856	1,825,437

Long-term debt, noncurrent	134,503	158,218
Asset retirement and accrued reclamation costs	245,520	241,500
Total liabilities	1,640,879	2,225,155

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: no shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $877,500)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference and cumulative dividends of $4,714,433)	17,509	17,509
Common stock, $0.01 par vaue, 90,000,000 shares authorized;
61,786,822 and 59,349,300 shares issued and outstanding, respectively	617,868	593,492
Additional paid-in capital	30,750,974	25,635,129
Accumulated deficit	(19,599,499)	(19,487,036)
Total stockholders' equity	11,796,131	6,768,373
Total liabilities and stockholders' equity	$13,437,010	$8,993,528

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended				For the six months ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011

REVENUES		$3,498,301		$3,050,002		$6,551,855		$5,888,041

COST OF REVENUES		3,209,381		2,805,524		6,142,206		5,364,696

GROSS PROFIT		288,920		244,478		409,649		523,345

OPERATING EXPENSES:
General and administrative		228,411		89,967		415,984		170,316
Professional fees		34,337		30,888		132,644		125,840
TOTAL OPERATING EXPENSES		262,748		120,855		548,628		296,156

INCOME (LOSS) FROM OPERATIONS		26,172		123,623		(138,979)		227,189

OTHER INCOME (EXPENSE):
Interest income		1,493		1,526		3,549		2,442
Factoring expense		(23,895)		(38,721)		(51,344)		(73,414)
TOTAL OTHER (EXPENSE)		(22,402)		(37,195)		(47,795)		(70,972)

INCOME (LOSS) BEFORE INCOME TAXES		3,770		86,428		(186,774)		156,217

INCOME TAX (EXPENSE) BENEFIT		-		-		74,311		(24,426)

NET INCOME (LOSS)		$3,770		$86,428		$(112,463)		$131,791

Net income (loss) per share of common stock:
Basic	$	Nil	$	Nil	$	Nil	$	Nil
Diluted	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average shares outstanding:
Basic		61,786,822		59,150,784		61,786,822		58,157,638
Diluted		62,427,710		59,662,620		61,786,822		58,618,325

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30, 2012	June 30, 2011
Cash Flows From Operating Activities:
Net income (loss)	$(112,463)	$131,791
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	217,385	192,503
Accretion of asset retirement obligation	4,020
Common stock issued to directors for services	176,191	-
Deferred income tax expense (benefit)	(74,311)	21,926
Change in:
Accounts receivable, net	835,467	(349,421)
Inventories	(10,458)	(621,558)
Other current assets	250,736	(23,770)
Other assets	(73,920)	(5,183)
Accounts payable	(165,611)	428,132
Accrued payroll, taxes and interest	(43,519)	12,839
Other accrued liabilities	(55,596)	(44,330)
Deferred revenue	(43,760)	-
Payables to related parties	(321,544)	24,203
Net cash provided (used) by operating activities	582,617	(232,868)

Cash Flows From Investing Activities:
Purchase of certificates of deposit	(242,800)	-
Purchase of properties, plants and equipment	(1,370,877)	(1,037,912)
Net cash used by investing activities	(1,613,677)	(1,037,912)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of offering costs	4,711,842	1,163,248
Principal payments on long-term debt	(128,298)	(86,958)
Payments received on stock subscription agreements	-	59,907
Change in checks issued and payable	(113,908)	-
Net cash provided by financing activities	4,469,636	1,136,197

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,438,576	(134,583)

Cash and cash equivalents at beginning of period	5,427	448,861
Cash and cash equivalents at end of period	$3,444,003	$314,278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Properties, plants and equipment acquired with long-term debt	$283,940	$229,100
Properties, plants and equipment acquired with accounts payable	-	$89,654
Common stock issued for prepaid directors fees	$358,800	-

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

Certain consolidated financial statement amounts for the three and six month periods ended June 30, 2011 have been reclassified to conform to the 2012 presentation.  These reclassifications had no effect on the net income or accumulated deficit as previously reported.

Management estimates their effective tax rate at 39% for the current year.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

During the six months ended June 30, 2012 and 2011, the Company incurred interest expense of $23,600 and $5,470, respectively, all of which has been capitalized as part of the cost of constructing the Puerto Blanco Mill in Mexico.

2.  Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Management has determined that the calculation of diluted earnings per share for the six month period ending June 30, 2012, is not applicable since any additions to outstanding shares related to common stock purchase warrants would be anti-dilutive.

As of June 30, 2012 and 2011, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Warrants	1,248,779	88,164	1,889,667	139,313
Convertible preferred stock	1,751,005	1,751,005	1,751,005	1,751,005
Total possible dilution	2,999,784	1,839,169	3,640,672	1,890,318

3.  Inventories

	June 30, 2012	December 31, 2011
Antimony Metal	11,760	152,026
Antimony Oxide	186,210	180,404
Antimony Ore	784,876	644,113
Total antimony	982,846	976,543
Zeolite	94,425	90,270
	$1,077,271	$1,066,813

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

4.  Commitments and Contingencies:

In 2005, a subsidiary of the Company signed an option agreement that gives it the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the six months ended June 30, 2012 and the year ended December 31, 2011, $0 and $186,956 respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. The Company has accrued $14,263 in other accrued liabilities as of June 30, 2012, related to such assessments.

During the six months ended June 30, 2012, the Company negotiated a new credit facility increasing the Company’s lines of credit by $202,000.  As part of this agreement, we have pledged two $101,000 certificates of deposit as collateral.  The increased loan facility allows us access to borrowings at an interest rate of 3.15% for the portion of the credit line used.  At June 30, 2012, we did not have any outstanding line of credit debt.

5.  Long – Term Debt

Long-term debt at June 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Note payable to De Lage Landen financial Services, bearing interest at 5.3%; payable in monthly installments of $549; maturing
March 2016; collateralized by equipment.	$22,361	$-

Note payable to Western States Equipment Co., bearing interest at 6.15%; payable in monthly installments of $2,032; maturing
June 2015; collateralized by equipment.	66,668	77,040

Note payable to CNH Capital America, LLC, bearing interest
at 4.5%; payable in monthly installments of $505; maturing
June 2013; collateralized by equipment.	5,904	8,648

Note payable to GE Capital, bearing interest at 2.25%; payable in monthly installments of $359; maturing July 2013; collateralized by
equipment.	4,955	6,531

Note payable to Robert and Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	65,206	80,882

Note payable to De Lage Landen Financial Services
at 5.2%; payable in monthly installments of $709; maturing
July 2014; collateralized by equipment.	16,104	19,229

Note payable to Catepillar Finance, bearing interest
at 6.15%; payable in monthly installments of $766; maturing
August 2014; collateralized by equipment.	18,597	21,990

Note payable to De Lage Landen Financial Services
at 5.2%; payable in monthly installments of $697; maturing
January 2015; collateralized by equipment.	20,202	23,529

Note payable for Corral Blanco land, bearing interest
at 6%; payable in three installments; maturing
May 1, 2013; collateralized by land.	173,494

Total debt	393,491	237,849
Less current portion	(258,988)	(79,631)
Noncurrent portion	$134,503	$158,218

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6.  Concentrations of Risk

During the six months ended June 30, 2012, approximately 86% of the Company's antimony revenues were generated by sales to three customers. Loss of any of the Company’s key customers could adversely affect its business.

7.  Related Party Transactions

During the first three and six months of 2012 and 2011, the Company paid $6,655 and $22,026 in 2012, and $45,452 and $79,409 in 2011, respectively, to directors of the Company for services provided in permitting and other construction related activities at Mexican mill sites.

During the first three and six months of 2012 and 2011, the Company paid $16,875 and $38,715 in 2012, and $28,679 and $44,582 in 2011, respectively, to John Lawrence, our president and Chief Executive Officer, as reimbursement for equipment used by the Company.

8.  Stockholder’s Equity

Issuance of Common Stock for Cash

During the six months ending June 30, 2012, the Company sold an aggregate of 2,056,334 shares of unregistered common stock to existing stockholders and other parties for $4,702,303.  In connection with the sales of the Company’s common stock, 1,028,167 warrants to purchase shares of the Company’s common stock at $2.50 per share, and 1,425,982 warrants at $3.50 per share, were issued.  Expenses of $414,661 connected to the issuance of the unregistered shares were deducted from additional paid in capital.  200,000 shares were issued as an exercise of warrants at $.30 per share for a total of $60,000.  Also in the first six months of 2012, 25,265 shares were issued in a cashless exercise of warrants, which resulted in an addition of $263 to capital stock, and a corresponding reduction to additional paid in capital.  No share or warrants to purchase shares of the Company’s common stock were issued in the first six months of 2011.

Issuance of Common Stock for Services

At December 31, 2011, the Company declared, but did not issue, 95,835 shares of unregistered common stock to be paid to its directors for services, having a fair value of $230,004, based on the current stock price at the date declared.  During the first six months of 2012, the company issued 149,500 shares of unregistered common stock with a fair market value of $358,800 to the Directors as compensation for past and future services. During the first six months of 2012, the Company awarded 39,406 of the remaining 53,665 shares of unregistered common stock to its directors for services, having a fair value of $151,190, based on the current stock price at the date awarded.  6,423 new shares with a fair value of $25,000 were issued to directors who were not board members at December 31, 2011. This expense is classified with general and administrative expense in the consolidated statement of operations.

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

Transactions in common stock warrants are as follows:

	Number of	Exercise
	Warrants	Prices
Balance, December 31, 2010	725,000	$0.20-$0.75
Warrants exercised	(125,000)	$0.30-$0.40
Balance, December 31, 2011	600,000	$0.30-$0.60
Warrants granted	1,579,417	$2.50-$4.50
Warrants exercised	(52,500)	$2.50
Warrants expired	(350,000)	$0.30-$0.40
Balance, June 30, 2012	1,776,917	$0.20-$4.50
The above common stock warrants expire as follows:
Year Ended December 31:
2014	1,050,000
2015	476,917
Thereafter	250,000
	1,776,917

9. Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest expense and factoring is not allocated to the segments.  Selected information with respect to segments is as follows:

	As of June 30, 2012	As of December 31, 2011
Properties, plants and equipment, net:
Antimony
United States	$1,705,370	$1,657,473
Mexico	4,125,674	2,791,233
Subtotal Antimony	5,831,044	4,448,706
Zeolite	1,653,392	1,598,298
Total	$7,484,436	$6,047,004

Total Assets:
Antimony
United States	$6,409,667	$2,240,836
Mexico	4,973,792	4,291,187
Subtotal Antimony	11,383,459	6,532,023
Zeolite	2,053,551	2,461,505
Total	$13,437,010	$8,993,528

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Capital expenditures:
Antimony
United States	$17,850	$22,067	$62,618	$79,289
Mexico	671,987	997,867	1,434,827	1,089,236
Subtotal Antimony	689,837	1,019,934	1,497,445	1,168,525
Zeolite	116,485	188,140	157,372	188,140
Total	$806,322	$1,208,074	$1,654,817	$1,356,665

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Antimony	$2,525,097	$2,421,903	$4,699,906	$4,686,136
Precious metals	205,771	157,841	385,909	339,040
Zeolite	767,433	470,258	1,466,040	862,865
Total	$3,498,301	$3,050,002	$6,551,855	$5,888,041

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Gross profit:
Antimony	$191,146	$246,991	$264,978	$528,237
Zeolite	97,774	(2,513)	144,671	(4,892)
Total	$288,920	$244,478	$409,649	$523,345

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Depreciation and amortization:
Antimony	$57,553	$50,039	$115,106	$96,866
Zeolite	52,461	49,498	102,278	95,637
Total	$110,014	$99,537	$217,384	$192,503

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

For the three and six month periods ended June 30, 2012 compared to the three and six month periods ended June 30, 2011.

Results of Operations by Division

	2nd Qtr	2nd Qtr	Six Months	Six Months
Antimony - Combined USA and Mexico	2012	2011	2012	2011
Lbs of Antimony Metal USA	320,671	290,499	569,265	569,159
Lbs of Antimony Metal Mexico	70,259	29,663	165,617	72,364
Total Lbs of Antimony Metal Sold	390,930	320,162	734,882	641,523
Sales Price/Lb Metal	$6.46	$7.56	$6.40	$7.30
EBITDA/Lb Metal	$0.64	$0.93	$0.52	$0.97
Operating Income/Lb Metal	$0.49	$0.77	$0.36	$0.82

Gross antimony revenue - net of discount	$2,525,097	$2,421,903	$4,699,906	$4,686,136
Precious metals revenue	205,771	157,841	385,909	339,040
Production costs - USA	(1,647,645)	(1,922,781)	(3,155,275)	(3,516,347)
Product cost - Mexico	(328,110)	(138,526)	(773,433)	(337,940)
Direct sales and freight	(139,518)	(65,220)	(213,977)	(143,504)
General and administrative	(135,872)	(50,062)	(199,498)	(106,687)
Mexico non-production costs	(231,024)	(106,125)	(363,548)	(295,595)
EBITDA	248,699	297,030	380,084	625,103
Depreciation & amortization	(57,553)	(50,039)	(115,106)	(96,866)
Operating income - antimony	$191,146	$246,991	$264,978	$528,237

Zeolite
Tons sold	3,251	3,133	6,717	5,843
Sales Price/Ton	$236.06	$150.10	$218.26	$147.67
EBITDA/Ton	$236.06	$150.10	$218.26	$147.67
Operating Income (Loss)/Ton	$30.08	$(0.80)	$21.54	$(0.84)

Gross zeolite revenue	$767,433	$470,258	$1,466,040	$862,865
Production costs	(492,674)	(315,310)	(980,976)	(588,612)
Direct sales and freight	(46,442)	(28,980)	(89,718)	(45,090)
Royalties	(62,236)	(52,139)	(129,046)	(97,051)
General and administrative	(15,846)	(26,844)	(19,351)	(41,367)
EBITDA	150,235	46,985	246,949	90,745
Depreciation	(52,461)	(49,498)	(102,278)	(95,637)
Operating income (Loss) - zeolite	$97,774	$(2,513)	$144,671	$(4,892)

Company-wide
Gross revenue	$3,498,301	$3,050,002	$6,551,855	$5,888,041
Production costs	(2,468,429)	(2,376,617)	(4,909,684)	(4,442,899)
Other operating costs	(630,938)	(329,370)	(1,015,138)	(729,294)
EBITDA	398,934	344,015	627,033	715,848
Depreciation & amortization	(110,014)	(99,537)	(217,384)	(192,503)
Operating income	288,920	244,478	409,649	523,345
Net interest	1,493	1,526	3,549	2,442
General and administrative costs	(132,657)	(89,967)	(211,466)	(170,316)
Board of Directors compensation	(95,754)		(204,518)
Professional fees	(34,337)	(30,888)	(132,644)	(125,840)
Factoring expense	(23,895)	(38,721)	(51,344)	(73,414)
Income tax benefit (expense)			74,311	(24,426)
Net income (loss)	$3,770	$86,428	$(112,463)	$131,791

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.  Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued

The pounds of antimony produced and sold was up for the quarter, but the sales price per pound was down from the prior year.  A temporary decrease in the delivery of raw materials from a major supplier in June resulted in decreased results for the quarter, but the deliveries have resumed and are on schedule. The pounds of product (raw material) from Mexico increased for the quarter and the six months, and we should see additional increases in the upcoming quarters.  Costs incurred in getting the Mexico plants in operation were substantial in 2012, and will continue during the remainder of the year as production is being ramped up.  Conversely, we will have more antimony products from Mexico to sell, and the cost of raw material per pound of antimony produced will decrease as we are able to work more raw materials from Mexico into our production.  In addition, we expect to have increased revenue from precious metals as we process more of the raw materials supplied by our Mexico division.  We contracted in July 2012 to install a natural gas pipeline for our Mexico smelter operation.  Our fuel costs are our second largest expense after raw material in Mexico, and we are expecting the switch from propane to natural gas to decrease our Mexico fuel costs by 75%.  The pipeline should be completed in approximately nine to twelve months.

The tons of zeolite sold increased from the comparable periods for 2011, and the sales price per ton was also better than the prior year.  We expect this to continue through the remainder of the year.

Our general and administrative costs are significantly higher than the prior year, and management is aggressively seeking ways to bring this cost down.

Financial Condition and Liquidity	June 30, 2012	December 31, 2011

Current Assets	$5,749,111	$2,816,981
Current liabilities	(1,260,856)	(1,595,433)
Net Working Capital	$4,488,255	$1,221,548

Cash provided (used) by operations	$582,617	$564,041
Cash (used) by investing	(1,613,677)	(2,239,441)
Cash provided (used) by financing:
Principal paid on long-term debt	(128,298)	(124,722)
Sale of Stock	4,711,842	1,242,780
Other	(113,908)	113,908
Net change in cash	$3,438,576	$(443,434)

Net cash provided by financing activities during the first six months of 2012 and 2011 was $4,469,636 and $1,136,197, respectively, and was primarily generated from the sale of common stock.

Our liquidity (cash) and working capital has improved by approximately $3.5 million from December 31, 2011.  This was primarily due to an increase in cash, which is approximately the net cash received from issuing $4.7 million of common stock, and expending $1.4 million for capital improvements and operations.  Decreases in our accounts receivable increased our cash position at June 30, 2012, and the primary decreases to cash were for payments of accounts payable, checks issued but not cleared at end of year, and payments on long term debt.  We have lines of credit of $202,000 which have not been drawn on at June 30, 2012.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

We sell our antimony products based on a world market price, and we buy a majority of our raw material based on the same market prices.  Analysis of our costs indicate that, for the quarter and six months ended June 30, 2012, raw materials were approximately 50% of our cost of goods sold.  Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production.  During the quarter and six months ending June 30, 2012, a $2 per pound decrease in our sales price would have likely caused our gross profit to decrease $1 per pound.

ITEM 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012.

It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2012. These material weaknesses are as follows:

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

During the three month period ended June 30, 2012, the Company sold shares of its restricted common stock directly and through the exercise of outstanding stock purchase warrants as follows: 953,834 shares for $3.00 per share ($2,851,964), and 25,265 shares were issued as a cashless exercise of warrants.

$414,661 was paid for fees in connection with the issuance of the above shares, and was recorded as a reduction of additional paid in capital.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the six month period ended June 30, 2012, the Company had no material specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars$)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Saftey and Health Review Commission (yes/no)
Bear River Zeolite	0	0	0	0	0	$1,126.00	0	No	No

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Certifications
Certifications Pursuant to the Sarbanes-Oxley Act
Reports on Form 8-K None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By:		Date:
John C. Lawrence, Director and President
(Principal Executive)

By:		Date:
Daniel L. Parks, Chief Financial Officer