Form 10-Q
period 2012-09-30
UNITED STATES ANTIMONY CORP
filed 2012-11-05
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 10, 2012, the registrant had outstanding 61,786,822 shares of par value $0.01 common stock.

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
ENDED SEPTEMBER 30, 2012

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,376,701	$5,427
Certificates of deposit (Note 4)	242,800	-
Accounts receivable, less allowance for doubtful accounts of $4,031 and $7,600, respectively	491,735	1,438,564
Inventories	1,454,633	1,066,813
Other current assets	57,659	56,208
Deferred tax asset	470,869	396,558
Total current assets	5,094,397	2,963,570

Properties, plants and equipment, net	8,342,025	6,047,004
Restricted cash for reclamation bonds	74,782	74,777
Other assets	155,036	54,766
Total assets	$13,666,240	$9,140,117
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Checks issued and payable	$-	$113,908
Deferred revenue	31,668	43,760
Accounts payable	970,845	994,940
Due to factor	240,446	146,589
Accrued payroll, taxes and interest	93,105	141,928
Other accrued liabilities	32,434	119,292
Payables to related parties	13,382	331,978
Long-term debt, current	305,911	79,631
Total current liabilities	1,687,791	1,972,026

Long-term debt, noncurrent	136,993	158,218
Asset retirement and accrued reclamation costs	247,530	241,500
Total liabilities	2,072,314	2,371,744

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: no shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $877,500)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference and cumulative dividends of $4,714,433)	17,509	17,509
Common stock, $0.01 par vaue, 90,000,000 shares authorized;
61,786,822 and 59,349,300 shares issued and outstanding, respectively	617,868	593,492
Additional paid-in capital	30,723,895	25,635,129
Accumulated deficit	(19,774,625)	(19,487,036)
Total stockholders' equity	11,593,926	6,768,373
Total liabilities and stockholders' equity	$13,666,240	$9,140,117

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended			For the nine months ended
	September 30, 2012		September 30, 2011	September 30, 2012		September 30, 2011

REVENUES		$2,655,123	$3,332,008		$9,206,978	$9,262,039

COST OF REVENUES		(2,517,497)	(2,505,682)		(8,659,703)	(7,913,079)

GROSS PROFIT		137,626	826,326		547,275	1,348,960

OPERATING EXPENSES:
General and administrative		239,093	28,582		655,077	198,186
Professional fees		54,722	34,764		187,366	160,604
TOTAL OPERATING EXPENSES		293,815	63,346		842,443	358,790

INCOME (LOSS) FROM OPERATIONS		(156,189)	762,980		(295,168)	990,170

OTHER INCOME (EXPENSE):
Interest income		2,789	248		6,337	4,326
Interest expense		(2,162)	(2,569)		(2,162)	(4,204)
Factoring expense		(19,563)	(52,586)		(70,907)	(126,000)
TOTAL OTHER INCOME (EXPENSE)		(18,936)	(54,907)		(66,732)	(125,878)

INCOME (LOSS) BEFORE INCOME TAXES		(175,125)	708,073		(361,900)	864,292

INCOME TAX (EXPENSE) BENEFIT		-	-		74,311	(24,426)

NET INCOME (LOSS)		$(175,125)	$708,073		$(287,589)	$839,866

Net income (loss) per share of
common stock:
Basic	$	Nil	$0.01	$	Nil	$0.01
Diluted	$	Nil	$0.01	$	Nil	$0.01

Weighted average shares outstanding:
Basic		61,786,822	59,150,784		61,051,943	58,157,638
Diluted		61,786,822	59,692,102		61,051,943	58,662,586

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	September 30, 2012	September 30, 2011
Cash Flows From Operating Activities:
Net income (loss)	$(287,589)	$839,866
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization expense	349,375	297,866
Accretion of asset retirement obligation	6,030	-
Common stock issued to directors for services	176,191	-
Deferred income tax expense (benefit)	(74,311)	21,926
Change in:
Accounts receivable, net	946,829	(123,002)
Inventories	(387,820)	(1,099,035)
Other current assets	250,737	(279,193)
Other assets	(100,275)	(88,196)
Accounts payable	(24,095)	627,752
Accrued payroll, taxes and interest	(48,823)	(12,302)
Other accrued liabilities	(86,858)	(36,324)
Deferred revenue	(12,092)	-
Payables to related parties	(318,596)	28,158
Net cash provided by operating activities	388,703	177,516

Cash Flows From Investing Activities:
Purchase of certificates of deposit	(242,800)	(9)
Purchase of properties, plants and equipment	(2,292,246)	(1,744,892)
Net cash used by investing activities	(2,535,046)	(1,744,901)

Cash Flows From Financing Activities:
Net proceeds from (payments to) factor	93,857	497,300
Proceeds from sale of common stock, net of offering costs	4,624,763	1,160,218
Issuance of common stock pursuant to exercise of warrants	60,000	-
Principal payments on long-term debt	(147,095)	(110,487)
Payments received on stock subscription agreements	-	82,563
Change in checks issued and payable	(113,908)	-
Net cash provided by financing activities	4,517,617	1,629,594

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,371,274	62,209

Cash and cash equivalents at beginning of period	5,427	448,861
Cash and cash equivalents at end of period	$2,376,701	$511,070

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Properties, plants and equipment acquired with long-term debt	$352,150	$239,900
Properties, plants and equipment acquired with accounts payable	-	89,654
Common stock issued for prepaid directors fees	$426,819	-
Common stock issued pursuant to cashless exercise of warrants	$253	-

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

Certain consolidated financial statement amounts for the three and nine month periods ended September 30, 2011 have been reclassified to conform to the 2012 presentation.  These reclassifications had no effect on the net income or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

During the nine months ended September 30, 2012 and 2011, the Company incurred interest expense of $29,667 and $0, respectively, all of which has been capitalized as part of the cost of constructing the Puerto Blanco Mill in Mexico.

2.     Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Management has determined that the calculation of diluted earnings per share for the three and nine month periods ending September 30, 2012, is not applicable since any additions to outstanding shares related to common stock purchase warrants would be anti-dilutive.

As of September 30, 2012 and 2011, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	For the Three Months Ended		For the NineMonths Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Warrants	1,776,917		1,776,917
Convertible preferred stock	1,751,005	1,751,005	1,751,005	1,751,005
Total possible dilution	3,527,922	1,751,005	3,527,922	1,751,005

Basic weighted shares
outstanding	61,786,822	59,150,784	61,051,943	58,157,638
Warrants	-	541,318	-	504,948
Basic and diluted weighted shares outstanding	61,786,822	59,692,102	61,051,943	58,662,586

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

3.      Inventories

	September 30, 2012	December 31, 2011
Antimony Metal	$176,139	$152,026
Antimony Oxide	175,982	180,404
Antimony Ore	878,467	644,113
Total antimony	1,230,588	976,543
Zeolite	224,045	90,270
	$1,454,633	$1,066,813

4.     Accounts Receivable and Due to Factor

The Company factors designated trade receivables pursuant to a factoring agreement with LSQ Funding Group L.C., an unrelated factor (the “Factor”).  The agreement specifies that eligible trade receivables are factored with recourse. We submit selected trade receivables to the factor, and receive 85% of the face value of the receivable by wire transfer. Upon payment by the customer, we receive the remainder of the amount due from the factor, less a one-time servicing fee of 2% for the receivables factored.  This servicing fee is recorded on the consolidated statement of operations in the period of sale to the factor.

Trade receivables assigned to the Factor are carried at the original invoice amount less an estimate made for doubtful accounts.  Under the terms of the recourse provision, the Company is required to reimburse the Factor, upon demand, for factored receivables that are not paid on time.  Accordingly, these receivables are accounted for as a secured financing arrangement and not as a sale of financial assets.  The allowance for doubtful accounts is based on management’s regular evaluation of individual customer’s receivables and consideration of a customer’s financial condition and credit history.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  Interest is not charged on past due accounts.

We present the receivables, net of allowances, as current assets and we present the amount potentially due to the Factor as a secured financing in current liabilities.

Accounts Receivable	September 30, 2012	December 31, 2011
Accounts receivable - non factored	$255,320	$1,299,575
Accounts receivable - factored with recourse	240,446	146,589
Less allowance for doubtful accounts	(4,031)	(7,600)
Accounts receivable - net	$491,735	$1,438,564

5.      Commitments and Contingencies:

In 2005, a subsidiary of the Company signed an option agreement that gives it the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the nine months ended September 30, 2012 and the year ended December 31, 2011, $0 and $186,956 respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. The Company has accrued $7,360 and $73,225 in other accrued liabilities as of September 30, 2012, and at December 31, 2011, respectively, related to such assessments.

During the nine months ended September 30, 2012, the Company negotiated a new credit facility increasing the Company’s lines of credit by $202,000.  As part of this agreement, two $101,000 certificates of deposit were pledged as collateral.  The increased loan facility allows us access to borrowings at an interest rate of 3.15% for the portion of the credit line used.  At September 30, 2012, we did not have any outstanding line of credit debt.

6.     Long – Term Debt

Long-term debt at September 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Note payable toThermoFisher financial Services, bearing interest at 5.67%; payable in monthly installments of $3522; maturing
September 2013; collateralized by equipment.	$41,000	$-

Note payable to De Lage Landen financial Services, bearing interest at 5.3%; payable in monthly installments of $549; maturing
March 2016; collateralized by equipment.	21,004	-

Note payable to Catepillar Finance, bearing interest
at 6.15%; payable in monthly installments of $2,032; maturing
June 2015; collateralized by equipment.	59,851	77,040

Note payable to CNH Capital America, LLC, bearing interest
at 4.5%; payable in monthly installments of $505; maturing
June 2013; collateralized by equipment.	4,454	8,648

Note payable to GE Capital, bearing interest at 2.25%; payable in monthly installments of $359; maturing July 2013; collateralized by
equipment.	3,552	6,531

Note payable to Robert and Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	63,206	80,882

Note payable to De Lage Landen Financial Services
at 5.2%; payable in monthly installments of $709; maturing
July 2014; collateralized by equipment.	14,183	19,229

Note payable to Catepillar Finance, bearing interest
at 6.15%; payable in monthly installments of $766; maturing
August 2014; collateralized by equipment.	16,590	21,990

Note payable to De Lage Landen Financial Services
at 5.2%; payable in monthly installments of $697; maturing
January 2015; collateralized by equipment.	18,360	23,529

Note payable to Catepillar Finance, bearing interest
at 5.95%; payable in monthly installments of $827; maturing
September 2015; collateralized by equipment.	27,210	-

Note payable for Corral Blanco land, bearing interest
at 6%; payable in three installments; maturing
May 1, 2013; collateralized by land.	173,494	-

Total debt	442,904	237,849
Less current portion	(305,911)	(79,631)
Noncurrent portion	$136,993	$158,218

Debt outstanding will mature as follows:

Twelve months ending	September 30,
2013	$305,911
2014	83,928
2015	49,821
2016	3,244
$442,904

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

7.     Concentrations of Risk

During the nine months ended September 30, 2012 and 2011, approximately 56% and 53% of the Company's revenues were generated by sales to three customers. Loss of any of the Company’s key customers could adversely affect its business.

	For the Nine Months Ended
Largest Customers	September 30, 2012	September 30, 2011
Customer A	$2,038,378	$1,074,963
Customer B	2,033,470	1,932,345
Customer C	1,091,079	1,856,991
	$5,162,927	$4,864,299
% of total revenues	56.10%	52.50%

8.     Related Party Transactions

During the first three and nine months of 2012 and 2011, the Company paid $1,858 and $23,884 in 2012, and $43,387 and $120,259 in 2011, respectively, to directors of the Company for services provided in permitting and other construction related activities at Mexican mill sites.

During the first three and nine months of 2012 and 2011, the Company paid $15,625 and $54,340 in 2012, and $21,330 and $65,912 in 2011, respectively, to John Lawrence, our President and Chief Executive Officer, as reimbursement for personally owned equipment used by the Company.

9.  Stockholder’s Equity

Issuance of Common Stock for Cash

During the nine months ending September 30, 2012, the Company sold an aggregate of 2,056,334 shares of unregistered common stock to existing stockholders and other parties for $5,066,502. In connection with the sales of the Company’s common stock, 1,207,750 warrants to purchase shares of the Company’s common stock at $2.50 per share, and 476,917 warrants at $4.50 per share, were issued.  Expenses of $441,739 connected to the issuance of the unregistered shares were deducted from additional paid in capital.  200,000 shares were issued as an exercise of warrants at $.30 per share for a total of $60,000.  Also in the first nine months of 2012, 25,265 shares were issued in a cashless exercise of 50,000 warrants, which resulted in an addition of $263 to capital stock, and a corresponding reduction to additional paid in capital.  No share or warrants to purchase shares of the Company’s common stock were issued in the first nine months of 2011.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

Issuance of Common Stock for Services
At December 31, 2011, the Company declared, but did not issue, 95,835 shares of unregistered common stock to be paid to its directors for services, having a fair value of $230,004, based on the current stock price at the date declared.  During the first nine months of 2012, the company issued 149,500 shares of unregistered common stock with a fair market value of $401,819 to the Directors as compensation for past and future services. During the first nine months of 2012, the Company awarded 39,406 of the remaining 53,665 shares of unregistered common stock to its directors for services.  6,423 new shares with a fair value of $25,000 were issued to new Directors during 2012.  This expense is classified with general and administrative expense in the consolidated statement of operations.

Common Stock Warrants
The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

Transactions in common stock warrants are as follows:

	Number of	Exercise
	Warrants	Prices
Balance, December 31, 2010	725,000	$0.20-$0.75
Warrants exercised	(125,000)	$0.30-$0.40
Balance, December 31, 2011	600,000	$0.30-$0.60
Warrants granted	1,684,667	$2.50-$4.50
Warrants exercised	(250,000)	$0.30-$2.50
Warrants expired	(150,000)	$0.40
Balance, September 30, 2012	1,884,667	$0.25-$4.50

The above common stock warrants expire as follows:

Year Ended December 31:
2014	1,157,750
2015	476,917
Thereafter	250,000
1,884,667

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

10. Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest expense and factoring is not allocated to the segments.  Selected information with respect to segments is as follows:

	September 30, 2012	As of December 31, 2011
Properties, plants and equipment, net:
Antimony
United States	$1,774,326	$1,657,473
Mexico	4,861,559	2,791,233
Subtotal Antimony	6,635,885	4,448,706
Zeolite	1,706,140	1,598,298
Total	$8,342,025	$6,047,004

Total Assets:
Antimony
United States	$5,432,421	$2,387,425
Mexico	5,960,744	4,291,187
Subtotal Antimony	11,393,165	6,678,612
Zeolite	2,273,075	2,461,505
Total	$13,666,240	$9,140,117

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Capital expenditures:
Antimony
United States	$96,206	$16,501	$158,644	$95,790
Mexico	786,086	579,525	2,220,913	1,668,761
Subtotal Antimony	882,292	596,026	2,379,557	1,764,551
Zeolite	107,467	121,756	264,839	309,896
Total	$989,759	$717,782	$2,644,396	$2,074,447

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Antimony	$1,974,535	$2,649,889	$6,678,725	$7,337,484
Precious metals	144,082	142,421	525,707	480,003
Zeolite	536,506	539,698	2,002,546	1,444,552
Total	$2,655,123	$3,332,008	$9,206,978	$9,262,039

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Gross profit:
Antimony	$156,059	$732,748	$421,037	$1,260,228
Zeolite	(18,433)	93,578	126,238	88,732
Total	$137,626	$826,326	$547,275	$1,348,960

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Depreciation and amortization:
Antimony	$76,914	$51,746	$192,020	$148,612
Zeolite	55,077	53,617	157,355	149,254
Total	$131,991	$105,363	$349,375	$297,866

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

For the three and nine month periods ended September 30, 2012 compared to the three and nine month periods ended September 30, 2011

Results of Operations by Division

Antimony - Combined USA and Mexico	3rd Qtr	3rd Qtr	Nine Months	Nine Months
	2012	2011	2012	2011
Lbs of Antimony Metal USA	314,053	385,279	1,020,085	1,037,237
Lbs of Antimony Metal Mexico:	57,545	45,918	233,163	166,789
Total Lbs of Antimony Metal Sold	371,598	431,197	1,253,248	1,204,026
Sales Price/Lb Metal	$5.31	$6.15	$5.33	$6.09
EBITDA/Lb Metal	$0.62	$1.82	$0.49	$1.17
Operating Income/Lb Metal	$0.42	$1.70	$0.34	$1.05

Gross antimony revenue - net of discount	$1,974,535	$2,649,889	$6,678,725	$7,337,484
Precious metals revenue	144,082	142,421	525,707	480,003
Production costs - USA	(1,173,827)	(1,639,741)	(4,200,298)	(5,128,984)
Product cost - Mexico	(268,735)	(214,437)	(1,088,871)	(778,905)
Direct sales and freight	(63,225)	(87,500)	(277,204)	(200,612)
General and administrative	(246,148)	(56,487)	(702,626)	(171,702)
Mexico non-production costs	(135,049)	(9,651)	(316,346)	(128,444)
EBITDA	231,633	784,494	619,087	1,408,840
Depreciation & amortization	(75,574)	(51,746)	(198,050)	(148,612)
Operating income - antimony	$156,059	$732,748	$421,037	$1,260,228

Zeolite
Tons sold	2,260	2,819	8,960	8,662
Sales Price/Ton	$237.39	$191.45	$223.50	$166.77
EBITDA/Ton	$237.39	$191.45	$223.50	$166.77
Operating Income (Loss)/Ton	$(8.16)	$33.20	$14.09	$10.24

Gross zeolite revenue	$536,506	$539,698	$2,002,546	$1,444,552
Production costs	(402,165)	(262,645)	(1,380,675)	(835,758)
Direct sales and freight	(39,659)	(42,610)	(129,378)	(129,691)
Royalties	(47,945)	(24,266)	(176,992)	(121,317)
General and administrative	(10,093)	(62,982)	(31,908)	(119,800)
EBITDA	36,644	147,195	283,593	237,986
Depreciation	(55,077)	(53,617)	(157,355)	(149,254)
Operating income (Loss) - zeolite	$(18,433)	$93,578	$126,238	$88,732

Company-wide
Gross revenue	$2,655,123	$3,332,008	$9,206,978	$9,262,039
Production costs	(1,844,727)	(2,116,823)	(6,669,844)	(6,743,647)
Other operating costs	(542,119)	(283,496)	(1,634,454)	(871,566)
EBITDA	268,277	931,689	902,680	1,646,826
Depreciation & amortization	(130,651)	(105,363)	(355,405)	(297,866)
Operating income	137,626	826,326	547,275	1,348,960
Net interest	627	(2,321)	4,175	122
General and administrative costs	(239,093)	(28,582)	(443,059)	(198,186)
Board of Directors compensation			(212,018)
Professional fees	(54,722)	(34,764)	(187,366)	(160,604)
Factoring expense	(19,563)	(52,586)	(70,907)	(126,000)
Income tax benefit (expense)			74,311	(24,426)
Net income (loss)	$(175,125)	$708,073	$(287,589)	$839,866

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

The pounds of antimony produced and sold was down 19,322 lbs from the prior quarter of 2012 and down 59,599 lbs from the same quarter one year ago, and the sales price per pound was down $0.76 per lb from the nine month period for the prior year.  The pounds of product (raw material) from Mexico increased 11,627 lbs over the same quarter and 66,374 lbs over the nine months from one year ago, but were down 12,714 lbs from the prior quarter of 2012.  The flotation plant at Puerto Blanco is on line since early October of 2012, and we should see increased product from Mexico in the upcoming quarters.  Costs incurred in getting the Mexico plants in operation were substantial in 2012, and will continue during the remainder of the year as production is being ramped up.  Conversely, we will have more antimony products from Mexico to sell, and the cost of raw material per pound of antimony produced will decrease as we are able to work more raw materials from Mexico into our production.  In addition, we expect to have increased revenue from precious metals as we process more of the raw materials supplied by our Mexico division.  We contracted in July 2012 to install a natural gas pipeline for our Mexico smelter operation.  Our fuel costs are our second largest expense after raw material in Mexico, and we are expecting the switch from propane to natural gas to decrease our Mexico fuel costs by 75%.  We have spent $132,000 on the pipeline project as of September 30, 2012, and our projections are that the total cost will be approximately $1 million. We expect the pipeline to be completed in nine months.

We had sales of precious metals since 2008 as follows:

Silver/Gold	2009	2010	2011	2012 YTD
Ounces Gold Shipped	31.797	101.127	161.711	72.609
Ounces Silver Shipped	6,870.10	31,545.22	17,472.99	16,370.15

The tons of zeolite sold in the third quarter of 2012 decreased by 559 tons sold from the tons sold the third quarter of 2011, but was up by 298 tons for the nine months ended September 30, 2012.  The sales price per ton was better than the prior year’s sales price.  We expect this to continue through the remainder of the year.

Our general and administrative costs are significantly higher than the prior year, and management is aggressively seeking ways to bring this cost down.  During the three months ended September 30, 2012, we incurred approximately $88,000 in one time charges related to our listing on the NYSE MKT stock exchange.

Financial Condition and Liquidity
	September 30, 2012	December 31, 2011
Current Assets	$5,094,397	$2,963,570
Current liabilities	(1,687,791)	(1,972,026)
Net Working Capital	$3,406,606	$991,544

Cash provided (used) by operations	$482,560	$564,041
Cash (used) by investing	(2,535,046)	(2,239,441)
Cash provided (used) by financing:
Principal paid on long-term debt	(147,095)	(124,722)
Sale of Stock	4,684,763	1,242,780
Other	(113,908)	113,908
Net change in cash	$2,371,274	$(443,434)

Net cash provided by financing activities during the first nine months of 2012 and 2011 was $4,423,760 and $1,132,294, respectively, and was primarily generated from the sale of common stock.

PART I - FINANCIAL INFORMATION, CONTINUED:

Our liquidity (cash) and working capital has improved by approximately $2.2 million from December 31, 2011.  This was primarily due to an increase in cash, which is approximately the net cash received from issuing $4.7 million of common stock, and expending $2.3 million for capital improvements and operations.  Decreases in our accounts receivable increased our cash position at September 30, 2012, and the primary decreases to cash were for payments of accounts payable, checks issued but not cleared at end of year, and payments on long term debt.  We have lines of credit of $202,000 which have not been drawn on at September 30, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We sell our antimony products based on a world market price, and we buy a majority of our raw material based on the same market prices.  Analysis of our costs indicate that, for the quarter and nine months ended September 30, 2012, raw materials were approximately 50% of our cost of goods sold.  Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production.  During the quarter and nine months ending September 30, 2012, a $2 per pound decrease in our sales price would have likely caused our gross profit to decrease $1 per pound.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012.

It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of September 30, 2012. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Since December 31, 2011 the Company has appointed three independent Director’s to an Audit Committee which has been actively involved in the Company's internal controls over financial reporting through communications with the Company’s management and outside auditors.

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

$441,739 was paid for cost and fees in connection with the issuance of the above shares, and was recorded as a reduction of additional paid in capital.

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

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars$)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Saftey and Health Review Commission (yes/no)
Bear River Zeolite	0	0	0	0	0	$2,282.00	0	No	No

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
Daniel L. Parks, Chief Financial Officer