Form 10-K/A
period 2011-12-31
UNITED STATES ANTIMONY CORP
filed 2013-01-08
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K AMENDED

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
General
History
Overview-2011
Antimony Division
Zeolite Division
Environmental Matters
Employees
Other

ITEM 1A.	RISK FACTORS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

ITEM 2.	DESCRIPTION OF PROPERTIES
Antimony Division
Zeolite Division

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	MINE SAFETY DISCLOSURES

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 7B.	CRITICAL ACCOUNTING ESTIMATES

ITEM 8.	FINANCIAL STATEMENTS

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATIONS

FINANCIAL STATEMENTS

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

Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words.  You should read statements that contain these words carefully because they:

●	discuss our future expectations;

●	contain projections of our future results of operations or of our financial condition; and

●	state other "forward-looking" information.

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

We estimate (but have not independently confirmed) that our present share of the domestic market and international market for antimony oxide products is approximately 4% and >1%, respectively.  We are the only significant U.S. producer of antimony products, while China supplies 92% of the world antimony demand.  We believe we are competitive both domestically and world-wide due to the following:

●	We have a reputation for quality products delivered on a timely basis.
●	We are a non-Chinese producer of antimony products.
●	We have two of the three operating smelters in North and South America.
●	We are the sole domestic producer of antimony products.
●	We can ship on short notice to domestic customers.
●
By the end of 2012, we intend to be vertically integrated with raw material from our own mine, mill, and smelter, along with the raw material from exclusive supply agreements we have with numerous ore and raw material suppliers.

●	As a vertically integrated company, we will have more control over our raw material costs.

Schedule of Antimony Sales
	Lbs of	Lbs of		Largest
	Oxide	Metal	$	Customer
2011	1,679,355	1,401,423	$10,406,636	28%
2010	1,679,042	1,393,604	$6,174,062	37%
2009	1,103,824	916,173	$2,526,663	40%

Concentration of Sales:  During the three years ending December 31, 2011, the following sales were made to our three largest customers:

	For the Year Ended
Largest Customers	December 31, 2011	December 31, 2010	December 31, 2009
Customer A	$1,771,173	$602,980	$194,920
Customer B	2,941,143	2,435,978	1,034,860
Customer C	2,887,862	666,600	559,480
	$7,600,178	$3,705,558	$1,789,260
% of total revenues	57.90%	40.80%	43.60%

While the loss of one of our three largest customers would be a problem in the short term, we have numerous requests from potential buyers that we cannot fill, and we could quickly, in the present market conditions, be able to replace the lost sales.  Loss of all three of our largest customers would be more serious and would affect our profitability.

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

			USA	Rotterdam
	USA	USA	Average	Average
Year	High/Lb	Low/Lb	Price/Lb	Price/Lb
2011	$7.22	$6.70	$6.97	$7.05
2010	9.74	2.58	3.67	4.05
2009	5.89	1.78	2.37	2.33
2008	7.5	2.35	2.72	2.72
2007	5.45	2.23	2.52
2006	5.14	1.76	2.28
2005	5.45	1.36	1.58
2004	5.45	0.95	1.48
2003	5.45	1.01	1.27
2002	5.25	0.71	0.99

The range of sales prices for antimony oxide and antimony metal per pound was as follows for the periods indicated:

	Oxide	Metal
Year	Average Price/Lb	Average Price/Lb
2011	$6.16	$7.42
2010	3.67	$4.42
2009	2.28	$2.75
2008	2.88	$3.47
2007	2.52	$3.04
2006	2.28	$2.75
2005	1.73	$2.08
2004	1.32	$1.59
2003	1.21	$1.46
2002	0.88	$1.06

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

●
Soil Amendment and Fertilizer.  Zeolite has been successfully used to fertilize golf courses, sports fields, parks and common areas, and high value crops, including corn, potatoes, soybeans, red beets, acorn squash, green beans, sorghum sudangrass, brussel sprouts, cabbage, carrots, tomatoes, cauliflower, radishes, strawberries, wheat, lettuce and broccoli.

●	Water Filtration. Zeolite is used for particulate, heavy metal and ammonium removal in swimming pools, municipal water systems, fisheries, fish farms, and aquariums.

●	Sewage Treatment. Zeolite is used in sewage treatment plants to remove nitrogen and as a carrier for microorganisms.

●
Nuclear Waste and Other Environmental Cleanup.  Zeolite has shown a strong ability to selectively remove strontium, cesium and various other radioactive isotopes from solution.  Zeolite can also be used for the cleanup of soluble metals such as mercury, chromium, copper, lead, zinc, arsenic, molybdenum, nickel, cobalt, antimony, calcium, silver and uranium.

●
Odor Control.  A major cause of odor around cattle, hog, and poultry feed lots is the generation of the ammonium in urea and manure.  The ability of zeolite to absorb ammonium prevents the formation of ammonia gas, which generates the odor.

●
Gas Separation.  Zeolite has been used for some time to separate gases, to re-oxygenate downstream water from sewage plants, smelters, pulp and paper plants, and fish ponds and tanks, and to remove carbon dioxide, sulfur dioxide and hydrogen sulfide from methane generators as organic waste, sanitary landfills, municipal sewage systems and animal waste treatment facilities.

●	Animal Nutrition. Feeding up to 2% zeolite increases growth rates, decreases conversion rates, prevents worms, and increases longevity.

●
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

CONSEJO DE RECURSOS MINERALES MONOGRAFIAS GEOLOGICO-MINERAS

ESTADO DE QUERETARO

SAN LUIS POTOSI
GUANAJUATO
HIDALGO
MICHOACAN
EDO. DE MEXICO
Soyatal
Los Juarez (Coahuila)
PINAL DE AMOLES
JALPAN DE SERRA
LANDA DE MATAMOROS
RIO BLANCO
PEÑA MILLER
SAN JOAQUIN
TOLIMAN
VIZARRON
MACONI
COLON
CADEREYTA DE MONTES
EZEQUIEL MONTES
EL MARQUES
QUERETARO
CORREGIDORA
TEQUISQUIAPAN
PEDRO ESCOBEDO
S.J. DEL RIO
HUIMILPAN
AMEALCO
ARROYO SECO
A RIOVERDE
A XILITLA
A S.L. POTOSI
A S. MIGUEL DE ALLENDE
CELAYA (CUOTA)
CELAYA (LIBRE)
A ACAMBARO
A MORELIA
A MEXICO
A TOLUCA
A ACULCO
A IXMIQUILPAN
SOLIS
EXPLICACION
AUTOPISTA
CARRETERA FEDERAL
CARRETERA ESTATAL
CAMINOS DE TERRACERIA
VIA DE FERROCARRIL
AEROPUERTO NACIONAL
AEROPISTA
FUENTE: QUERETARO MAPA DE CARRETERAS S.C.T. (1991)
ESCALA
0 10 30 50 km
100°30'
100°00'
99°30'
99°00'
21°30'
21°00'
20°30'
20°00'

FIGURA 3. VIAS DE COMUNICACIONES

Part of the USAC Mexican property, including San Miguel I, II and part of San Juan III, was originally drilled by Penoles in 1970, when antimony metal prices were high. They did not proceed with the property, due to the complex metallurgy of antimony. Subsequently, the Mexican Government did additional work and reported a deposit of mineralized material of 1,000,000 metric tons (mt) grading 1.8% antimony and 8.1 ounces of silver per metric ton (opmt) in Consejo de Recursos  Minerales (Publicacion M-4e). Such a deposit does not qualify as a comprehensive evaluation, such as a final or bankable feasibility study that concludes legal and technical viability, and economic feasibility.   The Securities and Exchange Commission does not recognize this report, and the Company claims no reserves.

CONSEJO DE RECURSOS MINERALES MONOGRAFIAS GEOLOGICO-MINERAS

ESTADO DE QUERETARO

A VIZARRON
BRECHA MINERALIZADA
BRECHA MINERALIZADA
BRECHA MINERALIZADA
Ki
EXPLICACION
BRECHA SILICIFICADA Y MINERALIZADA
CALIZA SILICIFICADA
CALIZA EL DOCTOR
CONTACTO GEOLOGICO
RUMBO Y ECHADO
OBRA MINERA
TAJO
POZO DE PROSPECCION
ZANJA
CAMINO DE TERRACERIA
FUENTE CONSEJO DE RECURSOS MINERALES
ESCALA

FIGURA 34. AREA MINERALIZADA COAHUILA

The mineralized zone is a classic jasperoid-type deposit in the Cretaceous El Doctor Limestone. The mineralization is confined to silicified jasperiods and limestone. The zone strikes north 70 degrees west. The dimensions of the deposit is still conjectural. However, the strike length appears to be more than 4,500 meters.

The mineralization is typically very fine-grained stibnite with silver and a minor amount of gold.  It is primarily sulfide in nature due to its encapsulation in silica. The mining for many years will be by open pit methods. Eventually it will be by underground methods. At the present time, mining has included hauling dump rock and limited amounts of rock from mine faces.

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

Zeolite Division

LOCATION

The property is located in the southeast corner of Idaho, approximately seven miles east of Preston, Idaho, 34 miles north of Logan, Utah, 79 miles south of Pocatello, Idaho, and  100 miles north of Salt Lake City, Utah.

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

The Burlington Northern Railroad can be accessed at Logan, Utah.

Location Map

Strong Arm Reservoir
Condie Reservoir
Picnic Area
Twin Lakes Reservoir
Picnic Area
Winder
Winder Reservoir
Bear
Gaging Station
Riverdale
Gravel Pit
Deep Creek
Little Mountain
Spring
Well
Glendale Reservoir
Foster Reservoir
Campground
Radio Tower
Radio Facility
Squaw Springs (Hot)
Fivemile
Dayton
Johnson Reservoir
Lamont Reservoir
MUNICIPAL AIRPORT
Preston
Hospital
Egypt
Racetrack
Bear
Creek
UNION PACIFIC
Whitney
CANAL
Worm Creek
Spring
Weston
Weston Creek
Well
River
Anderson
Spring
Little Mountain
Franklin
Cub
Fairview
FRANKLIN CO
CACHE CO
550 000 FEET (IDAHO)
0 FEET (WYO.)
575
25
600

CONTOUR INTERVAL 50 METERS

-RIOR—GEOLOGICAL SURVEY, RESTON, VIRGINIA—1984

KILOMETERS 1 0 1 2 3

MILES 1 0 1 2

PROPERTY AND OWNERSHIP

BRZ leases 320 acres from the Webster Farm, L.L.C. The term of the lease is 15 years and it began on March 1, 2010. This includes the mill site and zeolite in the area of the open pit. The property is the NW ¼ and W ½ of the SW ¼ of section 3 and the N ½ of the W ¼ of section 10, Township 15 South, Range 40 East of the Boise Meridian, Franklin County, Idaho. The lease requires a payment of $10.00 per ton plus an additional annual payment of $10,000 on March 1st of each year. In addition, there are two other royalty holders. Nick Raymond and the estate of George Desborough each have a graduated royalty of $1.00 per ton to $5.00 per ton, depending on the sale price.

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

Sec 33
Sec 34
Sec 35
Sec 4
Sec 2
Sec 9
T 14 S
T 1 S
88 54°
358°
6000
5800
5600
5400
618
6132
5750
5553
B R Z # 1 2
BRZ #20
B R Z # 1 1
BRZ #21
B R Z # 8
B R Z # 9
BRZ # 22
BRZ # 23
B R Z # 7
B R Z # 1 0
BRZ #24
BRZ #25
B R Z # 1
B R Z # 4
B R Z # 5
BRZ #26
BRZ #27
BRZ #28
B R Z # 2
B R Z # 3
B R Z # 6
BRZ # 29
BRZ #30
BRZ #31
N
16°

Numbers indicate sample locations

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

MSHA Actions for the year ended December 31, 2011

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(a)C Citations and Orders (3)	Mine Act §104(d) Citations and Orders (4)	Mine Act §(b)(2) Violations (5)	Mine Act §107(a) Orders (6)	Proposed Assessments from MSHA (In dollars$)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (7)	Pending Legal Action before Federal Mine Saftey and Health Review Commission (yes/no)

Bear River Zeolite	0	0	9	0	0	0	$1,000.00	0	No	No

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

2011	High	Low
First Quarter	$1.90	$0.41
Second Quarter	4.1	1.56
Third Quarter	3.45	2.05
Fourth Quarter	3.32	1.85

2010	High	Low
First Quarter	$0.52	$0.32
Second Quarter	0.6	0.4
Third Quarter	0.6	0.32
Fourth Quarter	0.6	0.36

2009	High	Low
First Quarter	$0.35	$0.10
Second Quarter	0.45	0.2
Third Quarter	0.55	0.25
Fourth Quarter	0.55	0.36

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

Overview

Although we are expanding our operations in Mexico, as in prior years, we still remain dependent on our suppliers.  We will remain an antimony producer for the future, although we anticipate greater precious metals and zeolite revenue.  We are commencing production of our own raw materials from our mine, mill, and smelter in Mexico to ensure a steady flow of products for sale.  Our mine at Los Juarez, our Puerto Blanco mill, and our smelter at Madero, Mexico, will be producing a significant portion of our raw materials commencing with 2013.  Our production for 2012 is expected to be similar to 2011, but we expect to complete the installation of more crusher capacity, the flotation and ball mill, and more smelter furnaces during 2012.  We therefore expect more production and sales in 2013 due to the availability of more raw materials. We also have plans to commence installation of a natural gas pipeline in 2012 to replace propane as the  fuel used in our Mexico smelter.  We expect the pipeline to cost approximately $1 million dollars, and that it will reduce our smelter fuel cost by approximately 75%.  If the world economy improves, we expect to benefit from an increase in antimony prices.  If the world economy does not improve, or if it worsens, we expect to see stagnant or decreasing commodity prices for antimony.

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

Results of Operations

Comparison of Years ended December 31, 2011, 2010, and 2009.  During the three year period ending December 31, 2011, the most significant event affecting our financial performance was the increase in the price of antimony.  During the year ending December 31, 2011, the most significant event was the commencement of production at our Mexico operations.  During the year ending December 31, 2010, we recorded an impairment loss of $199,302, which is included in other operating expenses in the above table.  Going forward, the increased supply of raw material from Mexico, and the metal prices for both antimony and precious metals, will be the most significant factors influencing our operations.  The following are highlights of the significant changes during the three year period:

●
Our revenues from antimony increased in 2011 by $4,232,574 (68%) from 2010 primarily due to an increase in the price of antimony metal of approximately $4,135,000, which was offset by a decrease in the amount of antimony sold, of approximately $98,000.  Revenues in 2010 were $3,647,399 (144%) greater than 2009 due to an increase in both the price of antimony metal of approximately $1,697,000, and the amount of antimony sold, approximately $1,950,000.  Sales in 2009 were depressed due to the fact that the poor world economy caused our main supplier of antimony to reduce its production, and we did not have enough raw materials to operate at full capacity.

●
Our cost of goods sold for antimony during 2011 and 2010 increased by $3,765,000 (65%) and $3,539,000 (159%), respectively.  The increase in cost of goods sold in 2011 was primarily due to the increase in the cost of our raw materials, and the increase in 2010 was due to the increase in the price of metal and increased production.  During both 2011 and 2010, costs of goods sold include production costs from Mexico operations.  The cost of goods sold during 2011 was impacted by an increase in the cost of operating supplies, such as vehicle fuel, trucking, insurance, refractoring costs, repairs, steel, and propane.

●
Our revenues from zeolite were up both in price and tons sold (approximately $880,000) in 2010 from 2009.  This was primarily due to a contract for nuclear remediation with the Department of Energy.  That contract was not ongoing in 2011, which was the primary cause for a decrease of 3,200 tons sold, approximately $500,000.  Although tons sold for 2011 was less than 2010, there was an increase in the sales price per ton which accounted for an increase in revenue of approximately $130,000.  The increase in the price for 2011 was mainly due to an additive for a customer, which also caused a similar increase in our cost of production for 2011.

●
General and administrative costs, as reported in our statement of operations, include fees paid to directors through stock based compensation.  General and administrative costs for 2011 include general and administrative costs related to commencement of production at our facilities in Mexico.

●	The increase in professional fees for both 2011 and 2010 ($52,547 and $ 30,769, respectively) was primarily due to increased costs related to our audits and financial statement preparation.

●	Factoring expense increased for each year in 2011and 2010 by $35,099 and $30,769, respectively, because of increased revenue and greater amounts of accounts receivable available for factoring.

●
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

Our financial condition and liquidity, i.e., our net working capital, has improved each year for the three years ended December 31, 2011.  This was due to an increase in our cash provided by operations and the sale of stock each year.  We used most of our resources from operating cash flows and the sale of stock to complete our mine, mill, and smelter production facility in Mexico.  Over the three year period, we raised approximately $3,381,000 from issuing restricted stock, and we used approximately $4,172,000 for capital improvements in Mexico ($3,488,000), Montana ($194,000), and at the Bear River Zeolite plant ($490,000).  During the next year ending December 31, 2012, we expect to issue restricted stock to pay for approximately $5 million of capital improvements in 2012 and 2013, including final installation of the crusher, ball grinding, and flotation mill, four additional furnaces at the Madero, Mexico, smelter, and installation of a natural gas pipeline to the Madero smelter.

During the year ended December 31, 2010, the cash provided by operations was increased by the addition of a deferred tax asset for $493,000.  In 2011, an increase in inventories due to raw materials purchased per supply agreements reduced cash flows from operations by $923,000, and in 2011 and 2010, increases in accounts receivable due to December sales reduced cash flows from operations by $546,000 and $583,000, respectively.  An increase in accounts payable, not paid because of the increase in the amount of accounts receivable due at year end, increased our cash flow from operations by $585,000 for 2011.  The current portion of our long term debt is serviceable from the cash generated by operations.

Our stockholders’ equity section makes note that we have a liquidation preference of $5,689,780 as concerns our preferred stock.  This consists of a liquidation payment of $5,225,360 due if we liquidate our company or sell substantially all our assets, and $464,420 of undeclared dividends.  The Board of Directors’ does not intend to declare dividends on preferred stock as due and payable at any time in the near future.  We do not feel that the liquidation preference and undeclared dividends related to our preferred stock will be an impediment to raising capital in the future by issuing additional shares of common stock, and are not going to affect our liquidity.

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

ITEM 7B.   CRITICAL ACCOUNTING ESTIMATES

We have, besides our estimates of the amount of depreciation on our assets, two critical accounting estimates.  The value of our unprocessed ore in inventory is based on assays taken at the time the ore is delivered, and may vary when the ore is processed and final settlement is made.  Also, the asset recovery obligation on our balance sheet is base on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations, and may differ when we cease operations.

ITEM 8.     FINANCIAL STATEMENTS

The consolidated financial statements of the registrant are included herein on pages F1-F20.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

We are aware of these material weaknesses and will develop procedures to ensure that independent review of material transactions is performed.  With the addition of a chief financial officer, we will develop internal control measures to mitigate the lack of segregation of duties as follows:

●	The CFO will review all bank reconciliations
●	The CFO will review all material transactions for capital expenditures
●	The CFO will review all period ending entries for preparation of financial statements, including the calculation of inventory, depreciation, and amortization
●	The CFO will review all material entries for compliance with generally accepted accounting principles prior to the annual audit and 10Q filings
●	The CFO will develop a formal capitalization policy

We plan to consult with independent experts when complex transactions are entered into.

Because these material weaknesses exist, management has concluded that our internal control over financial reporting as of December 31, 2011, is ineffective.

Our internal control over financial reporting as of December 31, 2011, has been audited by DeCoria, Maichel & Teague, P.S., an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in internal control over financial reporting

During the quarter ended December 31, 2011, we hired a Certified Public Accountant to be the Chief Financial Officer.  As Chief Financial Officer, he will oversee the preparation of our quarterly and annual financial statements and SEC filings.  He will assist the Controller in application of generally accepted accounting principles as necessary, and will work on special projects as directed by the Board of Directors and management.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United States Antimony Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 12, 2012, expressed an unqualified opinion thereon.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
March 12, 2012

ITEM 9B.  OTHER INFORMATION

We file the following reports with the Securities and Exchange Commission, or SEC:

●	Form 10K Annual Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934
●	Form 10Q Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934
●	Form 8K Current Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

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

Payments to Directors

Name and Principal Position	Fees Earned or paid in Cash	Salary	Stock Awards	Reimbursed Expenses	Total Fees, Salary, Awards, and Other Compensation

John C. Lawrence, President		$126,000			$126,000
John C. Lawrence,Chairman			$40,001	$47,232	$87,233
Gary D. Babbitt, Director	$36,000		$40,001	$1,083	$77,084
Leo Jackson, Director	$60,000		$40,001	$24,858	$124,859
Russell Lawrence, Director			$40,001	$22,326	$62,327
Hartmut Baitis, Director			$29,999		$29,999
Patrick Dugan, Director			$40,001		$40,001
Totals	$96,000	$126,000	$230,004	$95,499	$547,503

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

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)	Restricted Options/Awards(2)	Securities underlying LTIP SARS	All Other Payouts	All Other Compensation
John C. Lawrence, President	2011	$126,000	N/A	$5,538		None	None	None
John C. Lawrence, President	2010	$102,500	N/A	$5,538	$13,520	None	None	None
John C. Lawrence, President	2009	$100,000	N/A	$5,538	$6,500	None	None	None

(1)	Represents earned but unused vacation.

(2)	These figures represent the fair values, as of the date of issuance, of the annual director's fee payable to Mr. Lawrence in the form of shares of USAC's common stock.

Compensation for all executive officers, except for the President/CEO position, is recommended to the compensation committee of the Board of Directors by the President/CEO.  The compensation committee makes the recommendation for the compensation of the President/CEO.  The compensation committee has identified a peer group of mining companies to aid in reviewing the President’s compensation recommendations for executives, and for reviewing the compensation of the President/CEO.  The full Board approves the compensation amounts recommended by the compensation committee. Currently, the executive managements’ compensation only includes base salary and health insurance.  The Company does not have annual performance based salary increases, long term performance based cash incentives, deferred compensation, retirement benefits, or disability benefits.

Two executive officers, the President/CEO and the Vice-President for the Latin American operations, receive restricted stock awards for their services as Board members.  No executive officer received stock awards for their services as a Company officer/executive for the years 2009 thru 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 15, 2012, by (i) each person who is known by us to beneficially own more than 5% of our Series A, C, and D preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 47 Cox Gulch, Thompson Falls, Montana 59873.

Name and Address of	Amount and Nature of		Percent of
Title of Class	Beneficial Owner(1)	Beneficial Ownership	Class(1)

Common stock	Reed Family Limited Partnership	3,918,335	7
	328 Adams Street
	Milton, MA 02186

Common stock	The Dugan Family	6,362,927(3)	11
	c/o A. W. Dugan
	1415 Louisiana Street, Suite 3100
	Houston, TX 77002

Series B Preferred	Excel Mineral Company	750,000(5)	100
	PO Box 3800
	Santa Barbara, CA 93130

Series C Preferred	Richard A. Woods	48,305(4)	27
	59 Penn Circle West
	Penn Plaza Apts.
	Pittsburgh, PA 15206

Series C Preferred	Dr. Warren A. Evans	48,305(4)	27
	69 Ponfret Landing Road
	Brooklyn, CT 06234

Series C Preferred	Edward Robinson	32,203(4)	18
	1007 Spruce Street 1st Floor
	Philadelphia, PA 19107

Common stock	John C. Lawrence	4,103,653(2)	7
Common stock	Pat Dugan	156,000	Nil
Common stock	Russ Lawrence	156,000	Nil
Common stock	Leo Jackson	292,000	Nil
Common stock	Gary Babbitt	134,167	Nil
Common stock	Daniel Parks	4,500	Nil

Series D Preferred	John C. Lawrence	1,590,672(4)	91
Series D Preferred	Leo Jackson	102,000	5

Series D Preferred	All directors and executive
	officers as a group (3 persons)	1,751,005	100

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

(4)	The outstanding Series A, Series C, and Series D preferred shares carry voting rights.

(5)
 The outstanding Series B preferred shares carry voting rights only if the Company is in default in the payment of declared dividends.  The Board of Directors has not declared any dividends as due and payable for the Series B preferred stock.

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

Documents filed with USAC's Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 001-08675), are incorporated herein by this reference:

10.1	Yellow Jacket Venture Agreement

10.11	Agreement Between Excel-Mineral USAC and Bobby C. Hamilton

10.12	Letter Agreement

10.13	Columbia-Continental Lease Agreement Revision

10.14	Settlement Agreement with Excel Mineral Company

10.15	Memorandum Agreement

10.16	Termination Agreement

10.17	Amendment to Assignment of Lease (Geosearch)

10.18	Series B Stock Certificate to Excel-Mineral Company, Inc.

10.19	Division Order and Purchase and Sale Agreement

10.2	Inventory and Sales Agreement

10.21	Processing Agreement

10.22	Release and settlement agreement between Bobby C. Hamilton and United States Antimony Corporation

10.23	Columbia-Continental Lease Agreement

10.24	Release of Judgment

10.25	Covenant Not to Execute

10.26	Warrant Agreements filed as an exhibit to USAC's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-08675), are incorporated herein by this reference

10.27	Letter from EPA, Region 10 filed as an exhibit to USAC's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 (File No. 001-08675) is incorporated herein by this reference

10.28	Warrant Agreements filed as an exhibit to USAC's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 001-08675) are incorporated herein by this reference

10.3
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

Documents filed as an exhibit to USAC's Form 10-KSB for the year ended December 31, 1999 (File No. 001-08675) are incorporated herein by this reference:

10.35	Maguire Settlement Agreement

10.36	Warrant Issue-Carlos Tejada

10.37	Warrant Issue-Al W. Dugan

10.38	Memorandum of Understanding with Geosearch Inc.

10.39	Factoring Agreement-Systran Financial Services Company

10.4	Mortgage to John C. Lawrence

10.41	Warrant Issue-Al W. Dugan filed as an exhibit to USAC's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 (File No. 001-08675) is incorporated herein by this reference

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

Documents filed as an exhibit to USAC's Form 10-QSB for the quarter ended June 30, 2002 (File No. 001-08675) are incorporated herein by this reference:

10.47	Bear River Zeolite Company Royalty Agreement, dated May 29, 2002

10.48	Grant of Production Royalty, dated June 1, 2002

10.49	Assignment of Common Stock of Bear River Zeolite Company, dated May 29, 2002

10.5	Agreement to Issue Warrants of USA, dated May 29, 2002

10.51	Secured convertible note payable - Delaware Royalty Company dated December 22, 2003*

10.52	Convertible note payable - John C. Lawrence dated December 22, 2003*

10.53	Pledge, Assignment and Security Agreement dated December 22, 2003*

10.54	Note Purchase Agreement dated December 22, 2003*

14	Code of Ethics*

31.1	Rule 13a-14(a)/15d-14(a) Certifications
Certification of John C. Lawrence*

32.1	Section 1350 Certifications
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

UNITED STATES ANTIMONY CORPORATION (Registrant)

By:		Date: March 15, 2012
John C. Lawrence, President, Director, and Principal Executive Officer

Daniel L. Parks, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	Date: March 15, 2012
John C. Lawrence, Director and President (Principal Executive)

By:	Date: March 15, 2012
Leo Jackson, Director

By:	Date: March 15, 2012
Gary D. Babbitt, Director

By:	Date: March 15, 2012
Patrick Dugan, Director

By:	Date: March 15, 2012
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

2.       Concentrations of Risk

Sales to Three	For the Year Ended
Largest Customers	December 31, 2011	December 31, 2010	December 31, 2009
Customer A	$1,771,173	$602,980	$194,920
Customer B	2,941,143	2,435,978	1,034,860
Customer C	2,887,862	666,600	559,480
	$7,600,178	$3,705,558	$1,789,260
% of total revenues	57.90%	40.80%	43.60%

Three Largest	For the Year Ended
Accounts Receivable	December 31, 2011	December 31, 2010	December 31, 2009
Customer 1	$299,273	$226,600	$27,443
Customer 2	254,940	196,810	18,647
Customer 3	252,000	62,454	13,112
	$806,213	$485,864	$59,202
% of total receivables	64.20%	61.20%	43.60%

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
December 31, 2011, 2010 and 2009

3.       Summary of Significant Accounting Policies, continued

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
December 31, 2011, 2010 and 2009

3.       Summary of Significant Accounting Policies, continued

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
December 31, 2011, 2010 and 2009

3.       Summary of Significant Accounting Policies, continued

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
December 31, 2011, 2010 and 2009

3.       Summary of Significant Accounting Policies, continued

 As of December 31, 2011, 2010 and 2009, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share are as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
Warrants	-	-	921,734
Convertible preferred stock	-	3,333,079	2,466,889
Total possible dilution	-	3,333,079	3,388,623

Fair Value of Financial Instruments

The Company’s financial instruments include cash, restricted cash and long-term debt.  The carrying value of restricted cash and long-term debt approximates fair value based on the contractual terms of those instruments.

Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

●	Level 1: Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

●
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

●	Level 3: Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010, respectively, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

			Input Hierarchy
	2011	2010	Level
Assets:
Cash and cash equivalents	$5,247	$448,861	Level 1
Restricted cash	74,777	74,311	Level 1

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

4.       Sales of Accounts Receivable

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

6.       Properties, Plants and Equipment - continued

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

7.       Long-Term Debt

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
December 31, 2011, 2010 and 2009

7.       Long-Term Debt, continued

At December 31, 2011, principal payments on debt are due as follows:

Year Ending December 31,
2012	$79,631
2013	76,189
2014	61,167
2015	20,862
$237,849

8.       Stockholders' Equity

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

8.       Stockholders' Equity, continued

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

At December 31, 2011, the Company had unexpired federal regular tax net operating loss carryforwards of approximately $170,000, which expire between 2026 and 2029.  In addition, the Company has unexpired Montana state net operating loss carry forwards of $20,000 which expire between 2013 and 2016 and approximately $1.3 million in Mexico which expires between 2019 and 2021.

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

(1)Transactions affecting the payable to Mr. Lawrence during 2011, 2010 and 2009 were as follows:

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