Form 10-Q/A
period 2012-03-31
UNITED STATES ANTIMONY CORP
filed 2013-01-08
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________ to ________

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

In addition, we plan to consult with independent experts when complex transactions are contemplated.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date:	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President
(Principal Executive)

Date:	By:	/s/ Daniel L. Parks
Daniel L. Parks, Chief Financial Officer