Form 10-Q/A
period 2012-06-30
UNITED STATES ANTIMONY CORP
filed 2013-01-08
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________ to _________

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,444,003	$5,427
Certificates of deposit (Note 4)	242,800
Accounts receivable, less allowance for
doubtful accounts of $4,031 and $7,600, respectively	456,508	1,291,975
Inventories	1,077,271	1,066,813
Other current assets	57,660	56,208
Deferred tax asset	470,869	396,558
Total current assets	5,749,111	2,816,981

Properties, plants and equipment, net	7,484,436	6,047,004
Restricted cash for reclamation bonds	74,777	74,777
Other assets	128,686	54,766
Total assets	$13,437,010	$8,993,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$-	$113,908
Deferred revenue	-	43,760
Accounts payable	829,329	994,940
Accrued payroll, taxes and interest	98,409	141,928
Other accrued liabilities	63,696	119,292
Payables to related parties	10,434	331,978
Long-term debt, current	258,988	79,631
Total current liabilities	1,260,856	1,825,437

Long-term debt, noncurrent	134,503	158,218
Asset retirement and accrued reclamation costs	245,520	241,500
Total liabilities	1,640,879	2,225,155

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: no shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $877,500)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference and cumulative dividends of $4,714,433)	17,509	17,509
Common stock, $0.01 par vaue, 90,000,000 shares authorized;
61,786,822 and 59,349,300 shares issued and outstanding, respectively	617,868	593,492
Additional paid-in capital	30,750,974	25,635,129
Accumulated deficit	(19,599,499)	(19,487,036)
Total stockholders' equity	11,796,131	6,768,373
Total liabilities and stockholders' equity	$13,437,010	$8,993,528

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended				For the six months ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011

REVENUES		$3,498,301		$3,050,002		$6,551,855		$5,888,041

COST OF REVENUES		3,209,381		2,805,524		6,142,206		5,364,696

GROSS PROFIT		288,920		244,478		409,649		523,345

OPERATING EXPENSES:
General and administrative		228,411		89,967		415,984		170,316
Professional fees		34,337		30,888		132,644		125,840
TOTAL OPERATING EXPENSES		262,748		120,855		548,628		296,156

INCOME (LOSS) FROM OPERATIONS		26,172		123,623		(138,979)		227,189

OTHER INCOME (EXPENSE):
Interest income		1,493		1,526		3,549		2,442
Factoring expense		(23,895)		(38,721)		(51,344)		(73,414)
TOTAL OTHER INCOME (EXPENSE)		(22,402)		(37,195)		(47,795)		(70,972)

INCOME (LOSS) BEFORE INCOME TAXES		3,770		86,428		(186,774)		156,217

INCOME TAX (EXPENSE) BENEFIT		-		-		74,311		(24,426)

NET INCOME (LOSS)		$3,770		$86,428		$(112,463)		$131,791

Net income (loss) per share of
common stock:
Basic	$	Nil	$	Nil	$	Nil	$	Nil
Diluted	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average shares outstanding:
Basic		61,786,822		59,150,784		61,786,822		58,157,638
Diluted		62,427,710		59,662,620		61,786,822		58,618,325

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

9.  Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest expense and factoring is not allocated to the segments.  Selected information with respect to segments is as follows:

	As of June 30, 2012	As of December 31, 2011
Properties, plants and equipment, net:
Antimony
United States	$1,705,370	$1,657,473
Mexico	4,125,674	2,791,233
Subtotal Antimony	5,831,044	4,448,706
Zeolite	1,653,392	1,598,298
Total	$7,484,436	$6,047,004

Total Assets:
Antimony
United States	$6,409,667	$2,240,836
Mexico	4,973,792	4,291,187
Subtotal Antimony	11,383,459	6,532,023
Zeolite	2,053,551	2,461,505
Total	$13,437,010	$8,993,528

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Capital expenditures:
Antimony
United States	$17,850	$22,067	$62,618	$79,289
Mexico	671,987	997,867	1,434,827	1,089,236
Subtotal Antimony	689,837	1,019,934	1,497,445	1,168,525
Zeolite	116,485	188,140	157,372	188,140
Total	$806,322	$1,208,074	$1,654,817	$1,356,665

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Antimony	$2,525,097	$2,421,903	$4,699,906	$4,686,136
Precious metals	205,771	157,841	385,909	339,040
Zeolite	767,433	470,258	1,466,040	862,865
Total	$3,498,301	$3,050,002	$6,551,855	$5,888,041

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Gross profit:
Antimony	$191,146	$246,991	$264,978	$528,237
Zeolite	97,774	(2,513)	144,671	(4,892)
Total	$288,920	$244,478	$409,649	$523,345

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Depreciation and
amortization:
Antimony	$57,533	$50,039	$115,106	$96,866
Zeolite	52,461	49,498	102,278	95,637
Total	$110,014	$99,537	$217,384	$192,503

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

For the three and six month periods ended June 30, 2012 compared to the three and six month periods ended June 30, 2011.

Results of Operations by Division

Antimony - Combined USA	2nd Qtr	2nd Qtr	Six Months	Six Months
and Mexico	2012	2011	2012	2011
Lbs of Antimony Metal USA	320,671	290,499	569,265	569,159
Lbs of Antimony Metal Mexico:	70,259	29,663	165,617	72,364
Total Lbs of Antimony Metal Sold	390,930	320,162	734,882	641,523
Sales Price/Lb Metal	$6.46	$7.56	$6.40	$7.30
EBITDA/Lb Metal	$(0.09)	$0.43	$(0.29)	$0.40
Net income (loss)/Lb Metal	$(0.24)	$0.28	$(0.45)	$0.25

Gross antimony revenue - net of discount	$2,525,097	$2,421,903	$4,699,906	$4,686,136
Precious metals revenue	205,771	157,841	385,909	339,040
Production costs - USA	(1,647,645)	(1,922,781)	(3,155,275)	(3,516,347)
Product cost - Mexico	(328,110)	(138,526)	(773,433)	(337,940)
Direct sales and freight	(139,518)	(65,220)	(213,977)	(143,504)
General and administrative - operating	(135,872)	(50,062)	(199,498)	(106,687)
Mexico non-production costs	(231,024)	(106,125)	(363,548)	(295,595)
General and administrative - non-operating	(286,643)	(159,576)	(599,972)	(369,570)
Net interest	1,493	1,526	3,549	2,442
EBITDA	(36,451)	138,980	(216,339)	257,975
Depreciation & amortization	(57,553)	(50,039)	(115,106)	(96,866)
Net income (loss) - antimony	$(94,004)	$88,941	$(331,445)	$161,109

Zeolite
Tons sold	3,251	3,133	6,717	5,843
Sales Price/Ton	$236.06	$150.10	$218.26	$147.67
EBITDA/Ton	$46.21	$15.00	$36.76	$15.53
Net income (Loss)/Ton	$30.08	$(0.80)	$21.54	$(0.84)

Gross zeolite revenue	$767,433	$470,258	$1,466,040	$862,865
Production costs	(492,674)	(315,310)	(980,976)	(588,612)
Direct sales and freight	(46,442)	(28,980)	(89,718)	(45,090)
Royalties	(62,236)	(52,139)	(129,046)	(97,051)
General and administrative	(15,846)	(26,844)	(19,351)	(41,367)
EBITDA	150,235	46,985	246,949	90,745
Depreciation	(52,461)	(49,498)	(102,278)	(95,637)
Net income (loss) - zeolite	$97,774	$(2,513)	$144,671	$(4,892)

Company-wide
Gross revenue	$3,498,301	$3,050,002	$6,551,855	$5,888,041
Production costs	(2,468,429)	(2,376,617)	(4,909,684)	(4,442,899)
Other operating costs	(630,938)	(329,370)	(1,015,138)	(729,294)
General and administrative - non-operating	(286,643)	(159,576)	(599,972)	(369,570)
Net interest	1,493	1,526	3,549	2,442
EBITDA	113,784	185,965	30,610	348,720
Income tax benefit (expense)			74,311	(24,426)
Depreciation & amortization	(110,014)	(99,537)	(217,384)	(192,503)
Net income (loss)	$3,770	$86,428	$(112,463)	$131,791

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

MANAGEMENT'S REMEDIATION INITIATIVES

We are aware of these material weaknesses and will develop procedures to ensure that independent review of material transactions is performed.  We will develop internal control measures to mitigate the lack of segregation of duties as follows:

●	The CFO will review all bank reconciliations
●	The CFO will review all material transactions for capital expenditures
●	The CFO will review all period ending entries for preparation of financial statements, including the calculation of inventory, depreciation, and amortization
●	The CFO will review all material entries for compliance with generally accepted accounting principles prior to the annual audit and 10Q filings
●	The CFO will develop a formal capitalization policy
●	In addition, we plan to consult with independent experts when complex transactions are entered into.

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