Form 10-Q/A
period 2012-09-30
UNITED STATES ANTIMONY CORP
filed 2013-01-08
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period_________to_________

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

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)	1-11

Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	12

Item 3:	Quantitative and Qualitative Disclosure about Market Risk	13

Item 4:	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	14

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3:	Defaults upon Senior Securities	14

Item 4:	Mine Safety Disclosures	14

Item 5:	Other Information	15

Item 6:	Exhibits and Reports on Form 8-K	15

SIGNATURE		16

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

4.  Accounts Receivable and Due to Factor

The Company factors designated trade receivables pursuant to a factoring agreement with LSC Funding Group L.C., an unrelated factor (the “Factor”).  The agreement specifies that eligible trade receivables are factored with recourse. We submit selected trade receivables to the factor, and receive 85% of the face value of the receivable by wire transfer. Upon payment by the customer, we receive the remainder of the amount due from the factor, less a one-time servicing fee of 2% for the receivables factored.  This servicing fee is recorded on the consolidated statement of operations in the period of sale to the factor.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

10.   Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest expense and factoring is not allocated to the segments.  Selected information with respect to segments is as follows:

	September 30, 2012	As of December 31, 2011
Properties, plants and equipment, net:
Antimony
United States	$1,774,326	$1,657,473
Mexico	4,861,559	2,791,233
Subtotal Antimony	6,635,885	4,448,706
Zeolite	1,706,140	1,598,298
Total	$8,342,025	$6,047,004

Total Assets:
Antimony
United States	$5,432,421	$2,387,425
Mexico	5,960,744	4,291,187
Subtotal Antimony	11,393,165	6,678,612
Zeolite	2,273,075	2,461,505
Total	$13,666,240	$9,140,117

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Capital expenditures:
Antimony
United States	$96,206	$16,501	$158,644	$95,790
Mexico	786,086	579,525	2,220,913	1,668,761
Subtotal Antimony	882,292	596,026	2,379,557	1,764,551
Zeolite	107,467	121,756	264,839	309,896
Total	$989,759	$717,782	$2,644,396	$2,074,447

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Antimony	$1,974,535	$2,649,889	$6,678,725	$7,337,484
Precious metals	144,082	142,421	525,707	480,003
Zeolite	536,506	539,698	2,002,546	1,444,552
Total	$2,655,123	$3,332,008	$9,206,978	$9,262,039

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30,, 2011
Gross profit:
Antimony	$156,059	$732,748	$421,037	$1,260,228
Zeolite	(18,433)	93,578	126,238	88,732
Total	$137,626	$826,326	$547,275	$1,348,960

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Depreciation and amortization:
Antimony	$76,914	$51,746	$192,020	$148,612
Zeolite	55,077	53,617	157,355	149,254
Total	$131,991	$105,363	$349,375	$297,866

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

For the three and nine month periods ended September 30, 2012 compared to the three and nine month periods ended September 30, 2011[Missing Graphic Reference]

Results of Operations by Division

	3rd Qtr	3rd Qtr	Nine Months	Nine Months
Antimony - Combined USA and Mexico	2012	2011	2012	2011
Lbs of Antimony Metal USA	314,053	385,279	1,020,085	1,037,237
Lbs of Antimony Metal Mexico:	57,545	45,918	233,163	166,789
Total Lbs of Antimony Metal Sold	371,598	431,197	1,253,248	1,204,026
Sales Price/Lb Metal	$5.31	$6.15	$5.33	$6.09
EBITDA/Lb Metal	$(0.22)	$1.55	$(0.23)	$0.77
Net income (loss)/Lb Metal	$(0.42)	$1.43	$(0.39)	$0.64

Gross antimony revenue - net of discount	$1,974,535	$2,649,889	$6,678,725	$7,337,484
Precious metals revenue	144,082	142,421	525,707	480,003
Production costs - USA	(1,173,827)	(1,639,741)	(4,200,298)	(5,128,984)
Product cost - Mexico	(268,735)	(214,437)	(1,088,871)	(778,905)
Direct sales and freight	(63,225)	(87,500)	(277,204)	(200,612)
General and administrative - operating	(246,148)	(56,487)	(702,626)	(171,702)
Mexico non-production costs	(135,049)	(9,651)	(316,346)	(128,444)
General and administrative - non-operating	(313,378)	(115,932)	(913,350)	(484,790)
Net interest	627	(2,321)	4,175	122
EBITDA	(81,118)	666,241	(290,088)	924,172
Depreciation & amortization	(75,574)	(51,746)	(198,050)	(148,612)
Net income (Loss) - antimony	$(156,692)	$614,495	$(488,138)	$775,560

Zeolite
Tons sold	2,260	2,819	8,960	8,662
Sales Price/Ton	$237.39	$191.45	$223.50	$166.77
EBITDA/Ton	$16.21	$52.22	$31.65	$27.47
Net income (Loss)/Ton	$(8.16)	$33.20	$14.09	$10.24

Gross zeolite revenue	$536,506	$539,698	$2,002,546	$1,444,552
Production costs	(402,165)	(262,645)	(1,380,675)	(835,758)
Direct sales and freight	(39,659)	(42,610)	(129,378)	(129,691)
Royalties	(47,945)	(24,266)	(176,992)	(121,317)
General and administrative	(10,093)	(62,982)	(31,908)	(119,800)
EBITDA	36,644	147,195	283,593	237,986
Depreciation	(55,077)	(53,617)	(157,355)	(149,254)
Net income (Loss) - zeolite	$(18,433)	$93,578	$126,238	$88,732

Company-wide
Gross revenue	$2,655,123	$3,332,008	$9,206,978	$9,262,039
Production costs	(1,844,727)	(2,116,823)	(6,669,844)	(6,743,647)
Other operating costs	(542,119)	(283,496)	(1,634,454)	(871,566)
General and administrative - non-operating	(313,378)	(115,932)	(913,350)	(484,790)
Net interest	627	(2,321)	4,175	122
EBITDA	(44,474)	813,436	(6,495)	1,162,158
Income tax benefit (expense)			74,311	(24,426)
Depreciation & amortization	(130,651)	(105,363)	(355,405)	(297,866)
Net income (Loss)	$(175,125)	$708,073	$(287,589)	$839,866

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We sell our antimony products based on a world market price, and we buy a majority of our raw material based on the same market prices.  Analysis of our costs indicate that, for the quarter and nine months ended September 30, 2012, raw materials were approximately 50% of our cost of goods sold.  Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production.  During the quarter and nine months ending September 30, 2012, a $2 per pound decrease in our sales price would have likely caused our gross profit to decrease $1 per pound

ITEM 4.  CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Since December 31, 2011the Company has appointed three independent Director’s to an Audit Committee which has been actively involved in the Company's internal controls over financial reporting through communications with the Company’s management and outside auditors.

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