Form 10-K
period 2012-12-31
UNITED STATES ANTIMONY CORP
filed 2013-03-18
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period___________to__________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $197,142,466 as of June 30, 2012.

At March 14, 2013, the registrant had 61,896,726 outstanding shares of par value $0.01 common stock.

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

History

United States Antimony Corporation, or USAC, was incorporated in Montana in January 1970 to mine and produce antimony products.  In December 1983, we suspended antimony mining operations but continued to produce antimony products from domestic and foreign sources. In April 1998, we formed United States Antimony SA de CV or USAMSA, to mine and smelt antimony in Mexico.  Bear River Zeolite Company or BRZ, was incorporated in 2000, and it is mining  and producing zeolite in southeastern Idaho.  On August 19, 2005, USAC formed Antimonio de Mexico, S. A. de C. V. to explore and develop antimony and silver deposits in Mexico, which is presently being merged into USAMSA. Our principal business is the production and sale of antimony, silver, gold, and zeolite products. On May 16, 2012, we started trading on the NYSE MKT under the symbol UAMY.

Overview

Antimony Sales

Although the volume of antimony (metal contained) sold was comparable for 2012 and 2011, a decrease in the average sales price of antimony (metal contained basis) of $1.19 per pound saw our gross sales of antimony decrease $1,653,187, and our gross profit from antimony decrease from $1,556,013 in 2011 to $672,939 in 2012.  During 2011, sales of our antimony products increased approximately 66% from 2010 due to both an increase in volume of product sold and an increase in price.  The gross profit of the Antimony Division increased from $903,560 in 2010 to $1,556,013 in 2011.

Zeolite Sales

Although our sales volume of zeolite in 2012 was similar to 2011, our average sales price per ton increased by $43.76, from $168.83 per ton to $212.59 per ton, an increase of 25.9%.  The increase in price was primarily due to an additive to our product for one customer.  The additive was also the main reason that our cost of production increased from $100.81 per ton in 2011 to $132.81 in 2012.  During 2012, sales of zeolite increased $598,058, and the gross profit increased from $118,185 in 2011 to $361,961 in 2012.  During 2011, sales of zeolite decreased 15% from 2010 due to less demand, and the gross profit decreased from $470,172 in 2010 to $118,185 in 2011.

Precious Metals Sales

Following is a schedule of our precious metals sales:

Precious Metals Sales
Silver/Gold	2009	2010	2011	2012
Ounces Gold Shipped (Au)	31.797	101.127	161.711	102.319
Ounces Silver Shipped (Ag)	6,870.10	31,545.22	17,472.99	20,237.70
Total Revenues	$39,494	$483,307	$667,813	$647,554

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

For 2012, and since 1983, we depended on foreign sources for raw materials, and there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by us.  We have developed sources of antimony through our sites in Mexico and, although we are still partially reliant on foreign companies for raw material, we expect that a majority of our raw materials will come from our own properties for 2013 and later years. We continue working with suppliers in North America, Central America, Europe and South America.

We currently own 100% of the common stock, equipment, and the lease on real property of United States Antimony, Mexico S.A. de C.V. or USAMSA, which was formed in April 1998.  We currently own 100% of the stock in Antimony de Mexico SA de CV (AM) which owns the San Miguel property.  USAMSA has three divisions (1) the Madero smelter in Coahuila that started expanded operations in late 2012, (2) the Puerto Blanco flotation mill in Guanajuato that started operating in late 2012, and (3) the Los Juarez mineral deposit that includes concessions in Queretaro that began producing ore in late 2012.

In our existing operations in Montana, we produce antimony oxide, sodium antimonate, antimony metal, and precious metals.  Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper.  Antimony oxide is also used as a color fastener in paint, as a catalyst for production of polyester resins for fibers and film, as a catalyst for production of polyethelene pterathalate in plastic bottles, as a phosphorescent agent in fluorescent light bulbs, and as an opacifier for porcelains.  Sodium antimonate is primarily used as a fining agent (degasser) for glass in cathode ray tubes and as a flame retardant.  We also sell antimony metal for use in bearings, storage batteries and ordnance.

We estimate (but have not independently confirmed) that our present share of the domestic market and international market for antimony oxide products is approximately 4% and<1%, respectively.  We are the only significant U.S. producer of antimony products, while China supplies 92% of the world antimony demand.  We believe we are competitive both domestically and world-wide due to the following:

●	We have a reputation for quality products delivered on a timely basis.
●	We are a non-Chinese producer of antimony products.
●	We have two of the three operating smelters in North and South America.
●	We are the sole domestic producer of antimony products.
●	We can ship on short notice to domestic customers.
●
We are vertically integrated, with raw material from our own mine, mill, and smelter in Mexico, along with the raw material from exclusive supply agreements we have with numerous ore and raw material suppliers.

●	As a vertically integrated company, we will have more control over our raw material costs.

Following is a three year schedule of our antimony sales:

Schedule of Antimony Sales
	Lbs of	Lbs of
Year	Oxide	Metal	$
2012	1,701,032	1,403,210	$8,753,449
2011	1,679,355	1,401,423	$10,406,636
2010	1,679,042	1,393,604	$6,174,062

Concentration of Sales:

During the three years ending December 31, 2012, the following sales were made to our three largest customers:

Sales to Three	For the Year Ended
Largest Customers	December 31, 2012	December 31, 2011	December 31, 2010
Alpha Gary Corporation	$3,245,612	$1,771,173
Ampacet Corporation			$602,980
Kohler Corporation	2,286,938	2,941,143	2,435,978
Polymer Products Inc.	1,119,055	2,887,862	666,600
	$6,651,605	$7,600,178	$3,705,558
% of Total Revenues	58.14%	57.90%	40.80%

While the loss of one of our three largest customers would be a problem in the short term, we have numerous requests from potential buyers that we cannot fill, and we could quickly, in the present market conditions, be able to replace the lost sales.  Loss of all three of our largest customers would be more serious and may affect our profitability.

Marketing: We employ full-time marketing personnel and have negotiated various commission-based sales agreements with other chemical distribution companies.

Antimony Price Fluctuations: Our operating results have been, and will continue to be, related to the market prices of antimony metal, which have fluctuated widely in recent years.  The volatility of prices is illustrated by the following table, which sets forth the average prices of antimony metal per pound, as reported by sources deemed reliable by us.

			USA	Rotterdam
	USA	USA	Average	Average
Year	High/Lb	Low/Lb	Price/Lb	Price/Lb
2012	$6.34	$5.37	$5.86	$5.71
2011	7.22	6.70	6.97	7.05
2010	9.74	2.58	3.67	4.05
2009	5.89	1.78	2.37	2.33
2008	7.5	2.35	2.72	2.72
2007	5.45	2.23	2.52
2006	5.14	1.76	2.28
2005	5.45	1.36	1.58
2004	5.45	0.95	1.48
2003	5.45	1.01	1.27

The ten year range of our sales prices for antimony oxide and antimony metal, per pound, was as follows:

	Oxide	Metal
	Average	Average
Year	Price/Lb	Price/Lb
2012	$5.14	$5.58
2011	6.16	7.42
2010	3.67	4.42
2009	2.28	2.75
2008	2.88	3.47
2007	2.52	3.04
2006	2.28	2.75
2005	1.73	2.08
2004	1.32	1.59
2003	1.21	1.46

Antimony metal prices are determined by a number of variables over which we have no control. These include the availability and price of imported metals, the quantity of new metal supply, and industrial and commercial demand.  If metal prices decline and remain depressed, our revenues and profitability may be adversely affected.

We use various antimony raw materials to produce our products. We currently obtain antimony raw material from sources in North America, Mexico, Europe, South America, Central America,and Australia.

Zeolite Division

We own 100% of Bear River Zeolite Company,or BRZ, an Idaho corporation incorporated on June 1, 2000.  BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment.  In 2010 the royalty was adjusted to $10 per ton sold.  The current minimum annual royalty is $60,000.  In addition, BRZ has more zeolite on U.S. Bureau of Land Management land.  A company controlled by the estate of Al Dugan, a significant stockholder and, as such, an affiliate of USAC, receives a payment equal to 3% of net sales on zeolite products. William Raymond and Nancy Couse are paid a royalty that varies from $1 to $5 per ton.  On a combined basis, royalties vary from 8%-13%.   BRZ has constructed a processing plant on the property and it has improved its productive capacity. In addition to a large amount of fully depreciated equipment that has been transferred from the USAC division, we have spent approximately $3,215,000 to purchase and construct the processing plant as of December 31, 2012.

We have no "proven reserves" or "probable reserves" of zeolite, as these terms are defined by the Securities and Exchange Commission.

"Zeolite" refers to a group of industrial minerals that consist of hydrated aluminosilicates that hold cations such as calcium, sodium, ammonium, various heavy metals, and potassium in their crystal lattice.  Water is loosely held in cavities in the lattice.  BRZ zeolite is regarded as one of the best zeolites in the world due to its high CEC of approximately 180 meq/100 gr., its hardness and high clinoptilolite content, its absence of clay minerals, and its low sodium content.   BRZ's zeolite deposits’ characteristics which the mineral useful for a variety of purposes including:

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

●
Nuclear Waste and Other Environmental Cleanup.  Zeolite has shown a strong ability to selectively remove strontium, cesium, radium, uranium, and various other radioactive isotopes from solution.  Zeolite can also be used for the cleanup of soluble metals such as mercury, chromium, copper, lead, zinc, arsenic, molybdenum, nickel, cobalt, antimony, calcium, silver and uranium.

●
Odor Control.  A major cause of odor around cattle, hog, and poultry feed lots is the generation of the ammonium in urea and manure.  The ability of zeolite to absorb ammonium prevents the formation of ammonia gas, which disperses the odor.

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

●
Miscellaneous Uses.  Other uses include catalysts, petroleum refining, concrete, solar energy and heat exchange, desiccants, pellet binding, horse and kitty litter, floor cleaner and carriers for insecticides, pesticides and herbicides.

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

We accrue environmental liabilities when the occurrence of such liabilities is probable and the costs are reasonably estimable. The initial accruals for all our sites are based on comprehensive remediation plans approved by the various regulatory agencies in connection with permitting or bonding requirements. Our accruals are further based on presently enacted regulatory requirements and adjusted only when changes in requirements occur or when we revise our estimate of costs to comply with existing requirements. As remediation activity has physically commenced, we have been able to refine and revise our estimates of costs required to fulfill future environmental tasks based on contemporaneous cost information, operating experience, and changes in regulatory requirements. In instances where costs required to complete our remaining environmental obligations are clearly determined to be in excess of the existing accrual, we have adjusted the accrual accordingly. When regulatory agencies require additional tasks to be performed in connection with our environmental responsibilities, we evaluate the costs required to perform those tasks and adjust our accrual accordingly, as the information becomes available. In all cases, however, our accrual at year-end is based on the best information available at that time to develop estimates of environmental liabilities.

Antimony Processing Site

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site").  We are under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality. At December 31, 2012, we have accrued $100,000 to fulfill our environmental responsibilities.

BRZ

During 2001, we recorded a reclamation accrual for our BRZ subsidiary, based on an analysis performed by us and reviewed and approved by regulatory authorities for environmental bonding purposes.  The accrual of $7,500 represents the our estimated costs of reclaiming, in accordance with regulatory requirements, the acreage disturbed by our zeolite operations and remains unchanged at December 31, 2012.

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

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2012.  We have made significant reclamation and remediation progress on all our properties over thirty years and have complied with regulatory requirements in our environmental remediation efforts.

Employees

As of December 31, 2012, we employed 23 full-time employees in Montana.  In addition, we employed 16 people at our zeolite plant in Idaho, and 39 employees at our mining, milling and smelting operation in Mexico.  The number of full-time employees may vary seasonally.  None of our employees are covered by any collective bargaining agreement.

Other

We hold no material patents, licenses, franchises or concessions, however we consider our antimony processing plants proprietary in nature.  We use the trade name "Montana Brand Antimony Oxide" for marketing our antimony products.

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

In the event of our dissolution, the proceeds, if any, realized from the liquidation of our assets will be distributed to our stockholders only after the satisfaction of the claims of our creditors and preferred stockholders.  The ability of a purchaser of shares to recover all, or any portion, of the purchase price for the shares, in that event, will depend on the amount of funds realized and the claims to be satisfied by those funds.

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

We have accruals totaling $249,540 on our balance sheet at December 31, 2012, for our environmental reclamation responsibilities and estimated asset retirement obligations. If we are not able to adequately perform these activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has unresolved staff comments from the Securities and Exchange commission at December 31, 2012, in regards to its 2011Form 10K and Form 10Q filings for all quarters of 2012.

ITEM 2. DESCRIPTION OF PROPERTIES

Antimony Division

Our antimony smelter and precious metals plant is located in the Burns Mining District, Sanders County, Montana, approximately 14 miles west of Thompson Falls on Montana Highway 471. This highway is asphalt, and the property is accessed by cars and trucks. The property includes two five-acre patented mill sites that are owned in fee-simple by us. The claims are U. S. Antimony Mill Site No. 1 (Mineral Survey 10953) and U. S. Antimony Mill Site No. 2 (Mineral Survey 10953). There are three other patented Mill Site claims known as the Station Mill Site (Mineral Survey 9190B, 4.394 acres), Excelsior Mill Site (Mineral Survey 9190B, 4.972 acres), and Mammoth Mill Site (Mineral Survey 9190B, 5.000 acres) that we have paid taxes on for 39 years that are subject to a dispute with the U. S. Forest Service concerning ownership. We have been paying Sanders County property taxes on three patented mill site claims in the Burns Mining District of Montana since 1969 when we purchased the original block of claims. USAC was the registered owner of the claims at the Sanders County Courthouse.  The claims include the Station Mill Site (4.994 acres), Excelsior Mill Site (4.972 acres), and the Mammoth Mill Site (5.000 acres) Patent Survey No. 9190A. We discovered that the BLM cancelled the patents on January 12, 2000, because “the claims were not filed with the BLM in accordance with the FLPMA and are deemed to be abandoned and void by operation of law.” Neither we, nor the Sanders County Court House, were ever notified of this decision, and we continue to pay taxes. Although we do not believe that this taking is valid, it does not have a substantial impact on us or our results of operations.

The U. S. Antimony Mill Sites were used to run a flotation mill and processing plant for antimony that we mined on adjacent claims that have been sold. Presently, we run a smelter that includes furnaces of a proprietary design to produce antimony metal, antimony oxide, and various other products. We also run a precious metals plant. The facility includes 6 buildings and our main office. There are no plans to resume mining on the claims that have been sold or abandoned, although the mineral rights have been retained on many of the patented mining claims. The U. S. Forest Service and Montana Department of Environmental Quality have told us that the resumption of mining would require an Environmental Impact Statement, massive cash bonding, and would be followed by years of law suits. The mill site is serviced with three-phase electricity from Northwest Power, and water is pumped from a well.

We claim no reserves on any of these properties.

Antimony mining and milling operations in the U.S. were curtailed during 1983 due to continued declines in the price of antimony. We are currently purchasing foreign raw antimony materials and producing our own raw materials from our properties in Mexico.  We continue to produce antimony metal, oxide, sodium antimonite, and precious metals from our processing facility near Thompson Falls, Montana.

MINE PROPERTIES
LOS JUAREZ GROUP

We hold properties that are collectively called the “Los Juarez” property, in Queretaro, as follows:

1.	San Miguel I and II are being purchased by a USAC subsidiary, Antimonio de Mexico, S. A. de C. V, or AM, for $1,480,500. To date, we have paid $880,000. The property consists of 40 hectares.
2.	San Juan I and II are concessions owned by AM and include 466 hectares.
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

The mineralized zone is a classic jasperoid-type deposit in the Cretaceous El Doctor Limestone. The mineralization is confined to silicified jasperiods in limestone. The zone strikes north 70 degrees west. The dimension of the deposit is still conjectural. However, the strike length of the jasperoid is more than 3,500 meters.

The mineralization is typically very fine-grained stibnite with silver and gold.  It is primarily sulfide in nature due to its encapsulation in silica. The mining for many years will be by open pit methods. Eventually it will be by underground methods. At the present time, mining has included hauling dump rock and rock from mine faces.

SOYATAL MINING DISTRICT, PINAL DE AMOLES, QUERETARO, MEXICO

In prior years, USAC, through USAMSA, had a supply agreement with Pinar de Amores S. A. de C. V. (Pinar) on four concessions in the Soyatal Mining District in the State of Queretaro, totaling 283 hectares. The concessions are the Chihuahua and the three Fox-1s. Part of this supply agreement was an option to purchase the properties for $1,500,000 in total payments (the net present value of the purchase price payments is $1,267,431).  During the year ended 2102 and prior, we had made advance payments to Pinar for direct shipping rock and mine improvements. During the fourth quarter of 2012, we processed 1,787 tons of the 2,778 tons of mill feed received from Pinar. At December 31, 2012, we calculated that we had over advanced Pinar (due to recovery) on a metal contained basis by approximately $300,000. It was decided to exercise our option to purchase the properties as of December 31, 2012, and apply the over-paid amount to the purchase price.  Reportedly, the Soyatal District was the third largest producer of antimony in Mexico. U. S. Geological Survey Bulletin 960-B, 1948, Donald E. White, Antimony Deposits of Soyatal District, State of Queretaro, Mexico records the production from 1905-1943 at 25,600 tons of antimony metal content. In 1942, the mines produced ore containing 1,737 tons of metal, and in 1943, they produced ore containing 1,864 tons of metal. This mining was performed primarily all by hand labor, with no compressors or trammers, and the ore was transported by mules, in sacks, to the railroad. Recoveries were less than 40% of the values. Mining continued throughout World War II.

White remarks p. 84 and 85, “In the Soyatal Mines, as in practically all antimony mines, it is difficult to estimate the reserves, for the following reasons:

●	The individual deposits are so extremely irregular in size, shape, and grade that the amount of ore in any one of them is unknown until the ore has been mined.
●
As only the relatively high grade shipping ore is recovered, the ore bodies are not systematically sampled and assayed…The total reserves are thus unknown and cannot be estimated accurately, but they probably would suffice to maintain a moderate degree of activity in the district for at least 10 years. The mines may even contain enough ore (mineralized deposit) to equal the total past production.”

Minimal ore, primarily through hand mining and sorting methods, has continued at the Soyatal properties since 1943.  USAMSA does not claim any reserves at Soyatal.

USAMSA PUERTO BLANCO FLOTATION MILL, GUANAJUATO, MEXICO

During the fourth quarter of 2012, the flotation mill was completed at San Luis de la Paz, Guanajuato, Mexico. All of the permits to construct and operate the plant have been obtained. The plant has a capacity of 140 metric tons per day. It includes a 30” x 42” jaw crusher, a 4’x 8’ double deck screen, a 36” cone crusher, an 8’x 36” Harding type ball mill, and eight No. 24 Denver sub A type flotation machines, an 8’ disc filter, front end loaders, tools and other equipment. The plant is used for the processing of rock from Los Juarez, Soyatal, and other properties.  We are in the process of installing a 400 - 450 metric tons per day flotation mill that will be dedicated to processing ore from our Los Juarez property, starting in 2014. The current flotation mill will continue to process the feed from Soyatal and other properties. The crushing equipment currently in place is adequate for both flotation mills.

USAMSA MADERO SMELTER, ESTACION MADERO, PARRAS DE LA FUENTE, COAHUILA, MEXICO.

USAC, through its wholly owned subsidiary, USAMSA, owns and operates a smelting facility at Estacion Madero, in the Municipio of Parras de la Fuente, Coahuila, Mexico. The property includes 13.48 hectares. Four furnaces were operating during the year ended 2012, and four more furnaces were operational in January of 2013, for a total of eight furnaces. Other equipment includes cooling ducting, dust collectors, scrubber, laboratory, warehouse, slag vault, stack, jaw crusher, screen, hammer mill, and a 3.5’ x 8’ rod mill. The plant has a feed capacity of five to six metric tons of direct shipping ore or concentrates per day, depending on the quality of the feedstock.  If the feedstock is in the mid range of 45% antimony, the smelter could produce approximately 1.4MM lbs of contained antimony annually. Concentrates from our flotation plant, and hand-sorted ore from Mexico sources and other areas, are being processed. The Madero production is shipped to our Montana plant to produce finished Antimony products and other derivative by-products. Access to the plant is by road and railroad. Set forth below are location maps:

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

Several Union Pacific rail sidings may be available to the mine. Bonida is approximately 25 miles west of the mine and includes acreage out of town where bulk rock could be stored, possibly in existing silos or on the ground. Three-phase power is installed at this abandoned site.  Finished goods can also be shipped from the Franklin County Grain Growers feed mill in the town of Preston on the Union Pacific.

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

Mining Methods

Depending on the location, the zeolite is overlain by 1 to 12 feet of zeolite-rich soil. On the ridges, the cover is very little, and in the draws the soil is thicker. The overburden is stripped using a tractor dozer, currently a Caterpillar D-8K. It is moved to the toe of the pit, and will eventually be dozed back over the pit for reclamation.

Although near-surface rock is easily ripped, it is more economical to drill and blast it. An Ingersol Rand LM 200 air track with a 750 cfm compressor is used to drill 10- foot holes on a 3 to 4 foot center basis. Holes are loaded with ammonium nitrate and primed with powder and easy det primers. Breakage is generally good. Initial benches were 20 to 30 foot, and each bench is accessed by a road.

Loading is best performed with a Liehberr R 965 excavator with a 2 yard bucket to allow sorting of the oversize. Alternatively, a Caterpillar 988A loader with a 6 cubic yard bucket is used. The benches are cleaned with the D-8K.

Haulage is over approximately 4000 foot of road on an uphill grade of 2.5% to the mill. On higher benches, the grade will eventually be downhill. Caterpillar 769 B rock trucks are used. They haul 18 to 20 tons per load, and the cycle time is about 30 minutes.

With the trucks and the other existing equipment, the mine is capable of producing 80 tons per hour.

MILLING

Primary Crusher

The primary crushing circuit is a conventional closed circuit, utilizing a Stephens-Adamson 42” x 12’ apron feeder, Pioneer 30” x 42” jaw crusher, Nordberg standard 3’ cone crusher, a 5’ by 12’  double deck Kohlberg screen, and has a self-cleaning dust collector. The rock is crushed to minus 1 inch and the circuit has a rated capacity of more than 50 tons per hour.

Dryer

There are two dryer circuits, one for lines one and two and one for the Raymond mill. The dryer circuits include one 50 ton feed bin, and each dryer has a conveyor bypass around each dryer, a bucket elevator, and a dry rock bin. The dryers are 25 feet long, 5 feet in diameter and are fired with propane burners rated at 750,000 BTUs. One self-cleaning bag house services both dryers. Depending on the wetness of the feed rock, the capacity is in the range of 10 tons per hour per dryer. During most of the year, the dryers are not run.

Coarse Products Circuit

There are two lines to produce coarse products:

●	Line 1 is a closed circuit with a 100 HP concera vertical shaft impactorand a 5 deck Midwestern multivibe screen.

●
Line 2 includes a Jeffries 30” by 24” 60 HP hammer mill in a closed circuit with two 5’ x 12’ triple deck Midwestern Multi Vibe high frequency screens. The circuits also include bucket elevators, (3) 125 ton capacity product silos, a 6 ton capacity Crust Buster blender, augers, Sweco screens, and dust collectors.

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

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Currently, our common stock is traded on the NYSE-MKT under the symbol UAMY.  Prior to May 16, 2012, our common stock was traded over the Counter Bulletin Board ("OTCBB") under the symbol "UAMY.OB."  The following table sets forth the range of high and low bid prices as reported for the periods indicated.  The quotations were taken from a website available to the public, and generally believed to be accurate. The quoted prices may not necessarily represent actual transactions.

2012	High	Low
First Quarter	$3.98	$2.06
Second Quarter	4.95	2.70
Third Quarter	4.25	1.93
Fourth Quarter	2.42	1.36

2011	High	Low
First Quarter	$1.90	$0.41
Second Quarter	4.10	1.56
Third Quarter	3.45	2.05
Fourth Quarter	3.32	1.85

2010	High	Low
First Quarter	$0.52	$0.32
Second Quarter	0.60	0.40
Third Quarter	0.60	0.32
Fourth Quarter	0.60	0.36

The approximate number of holders of record of our common stock at March 18, 2013, is 2,500.

We have not declared or paid any dividends to our stockholders during the last five years and do not anticipate paying dividends on our common stock in the foreseeable future.  Instead, we expect to retain earnings for the operation and expansion of our business.

ITEM 6. SELECTED FINANCIAL DATA

December 31,	2012	2011	2010	2009	2008
Balance Sheet Data:
Current assets	$3,103,128	$2,963,570	$1,848,825	$539,814	$229,826
Property, plant, and equipment-net	10,576,406	6,047,004	3,845,000	3,404,154	2,960,624
Restricted cash	75,251	74,777	74,311	73,916	80,664
Other assets	688,123	54,766	94,766	-	-
Total assets	$14,442,908	$9,140,117	$5,862,902	$4,017,884	$3,271,114

Current liabilities	$1,803,396	$1,742,022	$784,322	$848,443	$1,325,575
Long-term debt, net of current portion	1,044,140	158,218	82,407	98,710	54,541
Stock payable to directors for services	-	230,004	-	-	-
Accrued reclamation costs	249,540	241,500	107,500	107,500	107,500
Deferred revenue - non-current	-	-	-	-	-
Total Liabilities	3,097,076	2,371,744	974,229	1,054,653	1,487,616
Shareholders' equity	11,345,832	6,768,373	4,888,673	2,963,231	1,783,498
Total liabilities and
shareholders' equity	$14,442,908	$9,140,117	$5,862,902	$4,017,884	$3,271,114

Income Statement Data:
Revenues	$12,042,702	$13,118,090	$9,073,324	$4,103,340	$5,275,987

Cost of revenues	11,007,802	11,443,892	7,699,592	3,734,294	5,014,007
Operating expenses	1,353,587	782,667	950,163	605,232	641,749
Other (income) expense	72,742	149,001	111,356	58,657	(712,133)
Total expenses	12,434,131	12,375,560	8,761,111	4,398,183	4,943,623

Income (loss) before income taxes	(391,429)	742,530	312,213	(294,843)	332,364
Income tax benefit (expense)	(167,107)	(105,610)	493,000	-	-
Net income (loss)	$(558,536)	$636,920	$805,213	$(294,843)	$332,364

Per Share Data:
Net income (loss) per share:
Basic	$(0.01)	$0.01	$0.01	$(0.01)	$0.01
Diluted	$(0.01)	$0.01	$0.01	$(0.01)	$0.01
Weighted average shares outstanding:
Basic	61,896,726	58,855,348	54,356,693	49,855,229	43,049,076
Diluted	61,896,726	59,381,175	54,578,054	49,885,229	43,549,076

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

Results of Operations by Division
Antimony - Combined USA and Mexico
	2012	2011	2010
Lbs of Antimony Metal USA	1,031,164	1,179,973	1,334,452
Lbs of Antimony Metal Mexico:	372,046	221,450	59,152
Total Lbs of Antimony Metal Sold	1,403,210	1,401,423	1,393,604
Sales Price/Lb Metal	$6.24	$7.43	$4.43
Net income (loss)/Lb Metal	$(0.50)	$0.45	$(0.11)

Gross antimony revenue - net of discount	$8,753,449	$10,406,636	$6,174,062
Precious metals revenue	647,554	667,813	483,307
Production costs - USA	(5,665,806)	(7,294,421)	(4,786,197)
Product cost - Mexico	(1,677,927)	(1,031,957)	(275,648)
Direct sales and freight	(279,694)	(281,089)	(282,070)
General and administrative - operating	(353,656)	(280,853)	(80,267)
Mexico non-production costs	(678,053)	(430,601)	(160,819)
General and administrative - non-operating	(1,193,583)	(936,873)	(1,069,270)
Net interest	6,059	5,205	7,751
EBITDA	(441,657)	823,860	10,849
Depreciation & amortization	(263,214)	(199,515)	(168,808)
Net income (Loss) - antimony	$(704,871)	$624,345	$(157,959)

Zeolite
Tons sold	12,189	12,105	15,319
Sales Price/Ton	$216.73	$168.83	$157.71
Net income (Loss)/Ton	$25.72	$9.76	$30.69

Gross zeolite revenue	$2,641,699	$2,043,641	$2,415,955
Production costs	(1,618,816)	(1,221,101)	(1,254,375)
Direct sales and freight	(169,346)	(183,333)	(86,737)
Royalties	(234,343)	(197,371)	(229,352)
General and administrative - operating	(95,275)	(117,420)	(188,251)
Net interest	(701)
EBITDA	523,218	324,416	657,240
Depreciation	(209,776)	(206,231)	(187,068)
Net income (Loss) - zeolite	$313,442	$118,185	$470,172

Company-wide
Gross revenue	$12,042,702	$13,118,090	$9,073,324
Production costs	(8,962,549)	(9,547,479)	(6,316,220)
Other operating costs	(1,810,367)	(1,490,667)	(1,027,496)
General and administrative - non-operating	(1,193,583)	(936,873)	(1,069,270)
Net interest	5,358	5,205	7,751
EBITDA	81,561	1,148,276	668,089
Income tax benefit (expense)	(167,107)	(105,610)	493,000
Depreciation & amortization	(472,990)	(405,746)	(355,876)
Net income (Loss)	$(558,536)	$636,920	$805,213

Overview

●
Our cost of production was elevated for the year ending December 31, 2012, because we were starting a major mining and production facility in Mexico. The same workers responsible for production were also a significant part of building and testing the manufacturing plants and equipment at Puerto Blanco, and Madero, Mexico, which resulted in costs that won’t be incurred when construction and testing is complete.  To a lesser degree, we incurred similar costs at our plant in Thompson Falls, Montana.  There will still be some overlapping costs in the first quarter of 2013 because the plants are still in a shakedown mode, but it should be less for 2013 than 2012.

●
Although we are expanding our operations in Mexico, we still purchase significant raw materials from our suppliers. We will remain an antimony producer, although we anticipate greater revenue from precious metals and zeolite.

●
We are producing our own raw materials from our mine, mill, and smelter in Mexico, which will allow us to ensure a steady flow of products for sale.  Our mine at Los Juarez, our Puerto Blanco mill, and our smelter at Madero, Mexico, will be producing a significant portion of our raw materials commencing in 2013.  Our company-wide production for 2013 is expected to double that of 2012. We completed the installation of more crusher capacity, the flotation and ball mill, and more smelter furnaces in Mexico during 2012, and we therefore expect more sales in 2013 due to the availability of more raw materials.

●
We have also commenced installation of a natural gas pipeline to replace propane as the fuel used in our Mexico smelter, which we expect to be finished by May of 2013.  We expect the pipeline to cost approximately $1.2 million dollars when completed, and that it will reduce our smelter fuel cost by approximately 75%. We have spent $584,000 on construction as of December 31, 2012.

●
 We are initiating the installation of a 400 - 500 ton per day flotation mill to be completed by the end of 2013 that we expect to cost between $400,000 and $500,000 to install. This mill will be dedicated to processing ore from the Los Juarez mining property, and, in addition to the increase in antimony production, it will increase our precious metals revenue significantly. We have adequate crushing capacity in place to feed the 500 ton per day mill and the existing mill.

●	The increased production from Los Juarez will also create a significant increase in our precious metals revenue for 2013 and 2014.

●
 If the world economy improves, we expect to benefit from an increase in antimony prices. If the world economy does not improve, or if it worsens, we expect to see stagnant or decreasing commodity prices for antimony.

Our principal smelter, precious metals recovery operation, and our Company headquarters remain in Montana. With increased production, we expect to widen our base of customers.

Results of Operations

Comparison of Years ended December 31, 2012, 2011, and 2010.

	2012	2011	2010
Antimony Division - United States:
Revenues - Antimony (net of discount)	$8,753,449	$10,406,636	$6,174,062
Revenues - Precious metals	647,554	667,813	483,307
	9,401,003	11,074,449	6,657,369
Domestic cost of sales:
Production costs	5,665,806	7,294,421	4,786,197
Depreciation	40,979	29,963	27,387
Freight and delivery	218,563	216,668	236,623
General and administrative	370,838	280,853	80,267
Direct sales expense	61,131	64,421	45,447
Total domestic antimony cost of sales	6,357,317	7,886,326	5,175,921

Cost of sales - Mexico
Production costs	1,677,927	1,031,957	294,391
Depreciation and amortization	222,235	169,552	141,421
Freight and delivery	111,652	121,432	5,578
Reclamation accrual	8,040		-
Other non-production costs	202,572	150,773
General and administrative	148,321	158,396	136,498
Total Mexico antimony cost of sales	2,370,747	1,632,110	577,888

Total revenues - antimony	9,401,003	11,074,449	6,657,369
Total cost of sales - antimony	8,728,064	9,518,436	5,753,809
Total gross profit - antimony	672,939	1,556,013	903,560

Zeolite Division:
Revenues	2,641,699	2,043,641	2,415,955
Cost of sales:
Production costs	1,618,816	1,221,101	1,254,375
Depreciation	209,776	206,231	187,068
Freight and delivery	93,260	103,630	16,637
General and administrative	47,457	117,420	188,251
Royalties	234,343	197,371	229,352
Direct sales expense	76,086	79,703	70,100
Total cost of sales	2,279,738	1,925,456	1,945,783
Gross profit - zeolite	361,961	118,185	470,172

Total revenues - combined	12,042,702	13,118,090	9,073,324
Total cost of sales - combined	11,007,802	11,443,892	7,699,592
Total gross profit - combined	$1,034,900	$1,674,198	$1,373,732

During the three year period ending December 31, 2012, the most significant event affecting our financial performance was the fluctuation in the price of antimony (see table page 6).  During the year ending December 31, 2012, the most significant event was the commencement of production at our Mexico operations which caused our reported operating costs to be elevated when compared to years when we were not initiating the operation of a new production facility.  During the year ending December 31, 2010, we recorded an impairment loss of $199,302.  Going forward, the increased supply of raw material from Mexico and the metal prices for both antimony and precious metals, will be the most significant factors influencing our operations.  The following are highlights of the significant changes during the three year period:

●
Revenues from antimony sales in 2012 were approximately $1,653,000 (16%) smaller than 2011 primarily due to a decrease in the price of antimony.  Our revenues from antimony increased in 2011 by approximately $4,233,000 (68%) from 2010 primarily due to an increase in the price of antimony metal (approximately $4,135,000).

●
Our cost of goods sold for antimony for 2012 decreased by approximately $790,000 for 2012 due to a decrease in our raw materials cost, but was a greater per cent of sales than in prior years primarily due to costs associated with starting a major production facility in Mexico. Our cost of goods sold for antimony during 2011 and 2010 increased by approximately $3,765,000 (65%) and $3,539,000 (159%), respectively.  The increase in cost of goods sold in 2011 was primarily due to the increase in the cost of our raw materials, and the increase in 2010 was due to the increase in the price of metal and increased production.  For all three years, costs of goods sold include production costs from Mexico operations.  The cost of goods sold during all years has been impacted by an increase in the cost of operating supplies, such as fuel, trucking, insurance, refractor costs, steel, and propane.

●
Our volume of zeolite sold was nearly the same in 2012 as 2011, but total revenue increased by approximately $598,000.  In 2012, we sold more products with additives, which are higher priced, than we did in 2011, and we raised prices for most products due to our increased operating costs.  Our cost of goods sold for 2012 increased by approximately $354,000 from 2011, primarily due to the cost of additives, drying, blending, and overall operating cost increases.  Our revenues from zeolite were up both in price and tons sold (approximately $880,000) in 2010 from 2009.  This was primarily due to a contract for nuclear remediation with the Department of Energy.  That contract was not ongoing in 2011, which was the primary cause for a decrease of  approximately 3,200 tons sold (approximately $500,000).  Although tons sold for 2011 was less than 2010, there was an increase in the sales price per ton which accounted for an increase in revenue of approximately $130,000.  The increase in the price for 2011 was mainly due to an additive, drying, and blending for a customer, which also caused a similar increase in our cost of production for 2011.

●
General and administrative costs, as reported in our statement of operations, include fees paid to directors through stock based compensation. In 2012, we incurred $88,000 in fees to the NYSE MKT that were included in general and administrative expenses.  General and administrative costs for both 2012 and 2011 include general and administrative costs related to commencement of production at our facilities in Mexico.  The combined general and administrative costs were 5.5% and 4.0% of sales for 2012 and 2011, respectively.

●
The increase in professional fees for 2012, 2011, and 2010 (approximately $39,600, $52,500 and $ 30,700, respectively) was primarily due to increased costs related to our audits and financial statement preparation.

●
Factoring costs decreased in 2012 by approximately $76,100 as we were able to reduce our collection time for accounts receivable.  Our discount to customers for early payment increased by approximately $42,100 in 2012 from 2011.  Factoring expense increased for each year in 2011and 2010 by approximately $35,100 and $30,700, respectively, because of increased revenue and greater amounts of accounts receivable available for factoring.

●
For the year ending December 31, 2010, we determined that it was likely that we would be profitable in the future, and that it was appropriate to record a tax benefit of $493,000 for the value of tax losses from prior years that could be used to reduce income tax in future periods.  For the year ending December 31, 2011, this benefit was reduced by approximately $105,600 for tax expenses due to taxable income in that year.  For the year ended December 31, 2012, certain assets recorded for tax purposes that are not recorded on our books were reduced, causing a further reduction in this benefit of approximately $167,100.

Subsidiaries

The Company has a 100% investment in two subsidiaries in Mexico, USAMSA and AM, whose carrying value was assessed at December 31, 2012, 2011, and 2010, for impairment.  Management’s assessment of the subsidiaries’ fair value was based on their future benefit to us.  During fiscal year 2010 USAMSA was forced to relocate to a new mill site, resulting in an impairment of approximately $200,000.

Financial Condition and Liquidity
	2012	2011	2010

Current Assets	$3,103,128	$2,963,570	$1,848,825
Current liabilities	(1,803,396)	(1,742,022)	(784,322)
Net Working Capital	$1,299,732	$1,221,548	$1,064,503

Cash provided (used) by operations	$526,419	$564,041	$307,350
Cash (used) by investing	(3,513,901)	(2,239,441)	(965,919)
Cash provided (used) by financing:
Principal paid on long-term debt	(464,936)	(124,722)	(59,270)
Sale of Stock	4,624,763	1,242,780	1,003,229
Other	(176,961)	113,908	(17,142)
Net change in cash	$995,384	$(443,434)	$268,248

Our financial condition and liquidity, i.e., our net working capital, has improved each year for the three years ended December 31, 2012.  This was due to an increase in our cash provided by operations and the sale of stock each year.  We used most of our resources from operating cash flows and the sale of stock to complete our mine, mill, and smelter production facility in Mexico.  Over the three year period, we raised approximately $6,870,000 from issuing restricted stock, and we used approximately $9,183,000, including $1,998,000 of assets purchased with debt, for capital improvements in Mexico ($7,881,000), Montana ($482,000), and at the Bear River Zeolite plant ($820,000).  In Mexico, we completed the final installation of the crusher, ball mill and flotation circuit, four additional furnaces at Madero, and paid for partial construction of a natural gas pipeline.

During the next year ending December 31, 2013, we are planning on financing our improvements through operating cash flow, including final installation of a natural gas pipeline to the Madero smelter, and installation of a 400 - 500 ton per day flotation mill that will increase our production from the Los Juarez ore.

In 2012, cash provided by operations was primarily due to the collection of approximately $978,000 of accounts receivable, which were approximately $1,438,000 at the beginning of the year, and approximately $460,000 as of December 31, 2012.  During the year ended December 31, 2010, the cash provided by operations was increased by the addition of a deferred tax asset for $493,000.  In 2011, an increase in inventories due to raw materials purchased per supply agreements reduced cash flows from operations by approximately $923,000, and in 2011 and 2010, increases in accounts receivable due to December sales reduced cash flows from operations by approximately $693,000 and $583,000, respectively.  An increase in accounts payable, not paid because of the increase in the amount of accounts receivable due at year end, increased our cash flow from operations by approximately $585,000 for 2011.  The current portion of our long term debt is serviceable from the cash generated by operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We sell our antimony products based on a world market price.  Our earnings and cash flow are significantly affected by changes in the price of antimony.  The price of antimony can fluctuate widely and is influenced by numerous factors such as demand, production levels, and world political and economic events.  During the past ten years, the price of antimony metal has ranged from a low of $.88 per pound to a high of $6.97 per pound.  Analysis of our costs indicate that, for the year ending December 31, 2012, raw material costs were approximately 50% of our cost of revenues (cost of goods sold).  Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production.  During the year ended December 31, 2012, a $2 per pound decrease in our sales price would have likely caused our gross profit to decrease by $1 per pound.  As we produce more of our raw material from our Mexico operations and our raw material cost becomes less affected by world prices, a decrease in our sales price will have a smaller impact on our cost of revenues.

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

●
The value of our unprocessed purchased ore in our inventory is based on assays taken at the time the ore is delivered, and may vary when the ore is processed and final settlement is made.  We assay purchased ore to estimate the amount of antimony contained per metric ton, and then make an advance payment based on the Rotterdam price of antimony and the % of antimony contained.  Our payment scale incorporates a penalty for ore with a low percentage of antimony.  After processing the ore and determining a final recovery of the amount of antimony metal in a lot of purchased ore, a final settlement is made, and any underpayment or overpayment is accounted for.  It is reasonably likely that the initial assay used for advance payment will differ from the amount of metal recovered from a given lot.  If the initial assay of a lot of ore on hand at the end of a reporting period were different, it would cause a change in our reported inventory and accounts payable amounts, but would not change our reported cost of goods sold or net income amounts.  At December 31, 2012, if we had overestimated the per cent of antimony in our total inventory of purchased ore by 2.5%, (a 10% correction to the amount of antimony metal contained if we estimated 25.0% antimony per metric ton), the amount of our inventory and accounts payable would be smaller by approximately $50,000.  Our net income would not be affected.  The amount of the accounting estimate is in a constant state of change because the amount of purchased ore and the per cent of metal contained are constantly changing.  Due to the amount of ore on hand at the end of a reporting period as compared to the amount of total assets, liabilities, equity, and the ore processed during a reporting period, any change in the amount of estimated metal contained would likely not result in a material change to our financial condition.

●
The asset recovery obligation and asset on our balance sheet is base on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations, and may differ when we cease operations.  As of December 31, 2011, we made an estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations would be $134,000.  For purposes of the estimate, we used a probable life of 20 years and costs that, initially, are comparable to rates that we would incur at the present.  We are adding to (an accretion of 6%) the liability each year by $8,040, and amortizing the asset over 20 years ($6,700 annually), which decreases our net income in total each year by $11,740.  We will make periodic reviews of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and adjust our account balances accordingly.  At this time, we think that an adjustment in our asset recovery obligation in future periods would not have a material impact in the year of adjustment, but would change the amount of the annual accretion and amortization costs charged to our expenses by an undetermined amount.

ITEM 8. FINANCIAL STATEMENTS

The consolidated financial statements of the registrant are included herein on pages F1-F20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Financial Officer conducted an evaluation of the effectiveness of USAC’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012.  Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting (described below) and, as a result of those weaknesses, our disclosure controls and procedures were  ineffective as of December 31, 2012.

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

The management of USAC has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of December 31, 2012.   These weaknesses are as follows:

●	Inadequate documentation of controls and monitoring of internal controls over significant accounts and processes including controls associated with the period-end financial reporting process;

●	The absence of proper segregation of duties within significant accounts and processes and the absence of controls over management oversight, including antifraud programs and controls; and

We are aware of these material weaknesses and will develop procedures to ensure that independent review of material transactions is performed.  The chief financial officer will develop internal control measures to mitigate the lack of inadequate documentation of controls and the monitoring of internal controls over significant accounts and processes including controls associated with the period-ending reporting processes, and to mitigate the segregation of duties within significant accounts and processes and the absence of controls over management oversight, including antifraud programs and controls.

We plan to consult with independent experts when complex transactions are entered into.

Because these material weaknesses exist, management has concluded that our internal control over financial reporting as of December 31, 2012, is ineffective.

Our internal control over financial reporting as of December 31, 2012, has been audited by DeCoria, Maichel & Teague, P.S., an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in internal control over financial reporting

●	During the year ended December 31, 2012, the Chief Financial Officer (CFO) prepared our quarterly and annual financial statements and SEC filings.
●	The CFO prepared a capitalization policy reviewed and approved by the Audit Committee chairman.
●	The CFO provided assistance to the Controller in applying generally accepted accounting principles.
●	The CFO reviewed all bank reconciliations.
●	The CFO reviewed items recorded as capital expenditures for material compliance with the Company’s capitalization policy.
●
The Board of Directors appointed three independent directors to an audit committee.  The audit committee has been active in reviewing and approving the Company’s financial statements, and is involved in the internal controls through communications with management and the auditors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of United States Antimony Corporation:

We have audited United States Antimony Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United States Antimony Corporation’s management is responsible for maintaining effective internal control over financial reporting and for assessing of the effectiveness of internal control over financial reporting, included in the Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

●	Inadequate monitoring of internal controls over significant accounts and processes including controls associated with the period-end financial reporting process;

●	The absence of proper segregation of duties within significant accounts and processes and ineffective controls over management oversight, including antifraud programs and controls; and

●
Ineffective controls over the selection and application of accounting principles that are in conformity with generally accepted accounting principles, including controls over non-routine transactions and controls over the period-end financial reporting process.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated March 12, 2013 on those financial statements.

In our opinion, United States Antimony Corporation did not maintain effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United States Antimony Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion thereon.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
March 12, 2013

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

On May 15, 2012, as reported on SEC Form 8K, the Company accepted the resignation of Leo Jackson, from the Board of Directors.   Mr. Bernard J.Guarnera was appointed to the Board of Directors in place of Mr. Jackson on May 15, 2012.

On January 7, 2012, the Company issued 1,102,500 shares of common stock at a price of $2.00 per share.  Each share is accompanied by a warrant to purchase an additional share for $2.50 for two years.

On June 28, 2012, the Company issued 953,834 shares of common stock at a price of $3.00 per share.  Each share is accompanied by a warrant to purchase an additional one-half share for $4.50 per share for two years.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of directors and executive officers at December 31, 2012, is as follows:

Name	Age	Affiliation	Expiration of Term

John C. Lawrence	74	Chairman, President,	Annual meeting
		Treasurer; Director

John C. Gustavsen	64	First Vice-President	Annual meeting

Russell C. Lawrence	44	Second Vice-President	Annual meeting
		And Director

Matthew Keane	58	Third Vice-President	Annual meeting

Daniel L. Parks	64	Chief Financial Officer	Annual meeting

Alicia Hill	31	Secretary and Controller	Annual meeting

Bernard Guarnera	69	Director	Annual meeting

Gary D. Babbitt	67	Director	Annual meeting

Whitney Ferer	54	Director	Annual meeting

Hart W. Baitis	63	Director	Annual meeting

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

Bernard J. Guarnera.  Mr. Guarnera, who was nominated to the Board in May 2012, has more than 40 years of experience in the global mining industry.  Most recently he served as Chairman and CEO of Behre Dolbear & Company, an internationally recognized mining consulting firm which was founded in 1991.  He previously served with Texaco’s Minerals Group, Daymes & Moore, and Boise Cascade, firms where he worked in the coal and uranium, precious and base metals and industrial minerals sectors.  Mr. Guarnera has degrees from the Michigan College of Mining & Technology (B.Sc. Geological Engineering (mining emphasis) and M.Sc. Economic Geology).

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

Whitney Ferer.  Mr. Ferer, who was nominated to the board in February 2012, has worked for 34 years for Aaron Ferer & Sons, or AF&S, headquartered in Omaha, Nebraska, where he is currently the Vice President of Trading and Operations and Vice Chairman of the Board of AF&S.  He has been involved in the patenting of various processes for the breakdown of plastics and metal recovery, and was Vice President of the Lead & Zinc Division of AF&S.  In addition, Mr. Ferer has been active in the trading of all metals, and facilitated the opening of eight offices in the Far East and China.  He is one of the largest traders of antimony metal and oxide in the United States.

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

Board Meetings and Committees.  Our Board of Directors held four (4) regular meetings during the 2012 calendar year.  Each incumbent director attended all of the meetings held during the 2012 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member.

Our Board of Directors established an Audit Committee on December 10, 2011. It consists of three members, Gary Babbitt (Chairman), Whitney Ferer, and Hart Baitis.  None of the Audit Committee members are involved in our day-to-day financial management.  Hart Baitis is considered a financial expert.

During 2011, the Board also established a Compensation Committee and a Nominating Committee.

Board Member Compensation.  We paid directors' fees in the form of 26,000 shares of our common stock per director during 2010.  In January of 2012, we issued the directors 149,500 shares, of which 95,835 shares were for services during 2011.  The remaining shares will be part of the directors’ compensation for 2012.  Following is a summary of fees, cash payments, stock awards, and other reimbursements to Directors during the year ended December 31, 2012:

Directors Compensation
Name and Principal Position	Fees Earned or paid in Cash	Stock Awards	Total Fees, Awards, and Other Compensation

John C. Lawrence, Chairman		$25,000	$25,000
Bernard Guarnera, Director		$15,625	$15,625
Gary D. Babbitt, Director	$36,000	$25,000	$61,000
Leo Jackson, Director	$60,000	$36,755	$96,755
Russell Lawrence, Director		$25,000	$25,000
Hartmut Baitis, Director		$25,000	$25,000
Whitney Ferer, Director		$25,000	$25,000
Patrick Dugan, Director		$34,438	$34,438

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and the holders of 10% or more of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of our common stock are required by the regulation to furnish us with copies of all Section 16(a) forms they have filed. Based solely on our review of copies of Forms 3, 4 and 5 furnished to us, Mr.John Lawrence, Mr. Baitis, Mr. Babbitt, Mr. Ferer, Mr. Guarnera, and Mr.Russell Lawrence did not file timely Forms 3, 4 or Form 5 reports during 2012, 2011, or 2010.

Code of Ethics
The Company has adopted a Code of Ethics that applies to the Company's executive officers and its directors.  The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at: United States Antimony Corporation, P.O. Box 643, Thompson Falls, MT 59873.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The Securities and Exchange Commission requires the following table setting forth the compensation paid by USAC to its principal executive officer for fiscal years ending December 31, 2012, 2011, and 2010.

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)	Restricted Options/Awards (2)	All Other Compensation	Total

John C. Lawrence,	2012	$126,000	N/A	$5,538	$25,000	None	$156,538
President and Chief	2011	$126,000		$5,538	$40,001		$171,539
Executive Officer	2010	$102,500		$5,538	$13,520		$121,558
John C. Gustaven,	2012	$100,000	N/A			None	$100,000
Executive Vice President	2011	$85,000					$85,000
	2010
Russell Lawrence,	2012	$100,000	N/A		$25,000	None	$125,000
Vice President for Latin	2011	$85,000			$40,001		$125,001
America	2010	$85,000			$13,520		$98,520

(1)	Represents earned but unused vacation.
(2)	These figures represent the fair values, as of the date of issuance, of the annual director's fee payable to Mr. Lawrence in the form of shares of USAC's common stock.

Compensation for all executive officers, except for the President/CEO position, is recommended to the compensation committee of the Board of Directors by the President/CEO.  The compensation committee makes the recommendation for the compensation of the President/CEO.  The compensation committee has identified a peer group of mining companies to aid in reviewing the President’s compensation recommendations for executives, and for reviewing the compensation of the President/CEO.  The full Board approves the compensation amounts recommended by the compensation committee. Currently, the executive managements’ compensation only includes base salary and health insurance.  The Company does not have annual performance based salary increases, long term performance based cash incentives, deferred compensation, retirement benefits, or disability benefits.  For the year ended December 31, 2011, The Chief Executive Officer (CEO) received an increase in base compensation of $24,000 annually.  The Board of Directors determined that the CEO’s compensation for the prior year ended December 31, 2010, was substantially less than that of Chief Executive Officers for similar companies, and that a raise was appropriate to compensate the CEO for management of a Company with the complexities of United States Antimony Corporation.

Two executive officers, the President/CEO and the Vice-President for the Latin American operations, receive restricted stock awards for their services as Board members.

The following table sets forth information concerning the outstanding equity awards at December 31, 2012, held by our principal executive officer.  There were not any other outstanding equity awards or plan based awards to officers or directors as of December 31, 2012.

Outstanding Equity Awards at Fiscal Year End
Name	Number of Securities Underlying Unexercised Options		Number of Securities Underlying Unexercised Unearned Options	Average Exercise Price	Option Exercise Dates
	Exercisable	Unexercisable
	#	#

John C. Lawrence	250,000	0	0	$0.25	None
(Chairman of the Board Of
Directors and Chief Executive
Officer)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 18, 2013, by (i) each person who is known by us to beneficially own more than 5% of our Series B, C, and D preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 47 Cox Gulch, Thompson Falls, Montana 59873.

	Name and Address of	Amount and Nature of	Percent of	Percent of
Title of Class	Beneficial Owner(1)	Beneficial Ownership	Class(1)	all Voting Stock

Common stock	Reed Family Limited Partnership	3,918,335	7	7
	328 Adams Street
	Milton, MA 02186

Common stock	The Dugan Family	6,362,927(3)	10	10
	c/o A. W. Dugan
	1415 Louisiana Street, Suite 3100
	Houston, TX 77002

Series B Preferred	Excel Mineral Company	750,000(5)	100	N/A
	PO Box 3800
	Santa Barbara, CA 93130

Series C Preferred	Richard A. Woods	48,305(4)	27	Nil
	59 Penn Circle West
	Penn Plaza Apts.
	Pittsburgh, PA 15206

Series C Preferred	Dr. Warren A. Evans	48,305(4)	27	Nil
	69 Ponfret Landing Road
	Brooklyn, CT 06234

Series C Preferred	Edward Robinson	32,203(4)	18	Nil
	1007 Spruce Street 1st Floor
	Philadelphia, PA 19107

Series C Preferred	All Series C Preferred Shareholders
	as a group	177,904(4)	100	Nil

Common stock	John C. Lawrence	4,128,346(2)	7	7
Common stock	Hart Baitis	20,526	Nil	Nil
Common stock	Russ Lawrence	165,693	Nil	Nil
Common stock	Bernard Guarnera	12,275	Nil	Nil
Common stock	Gary Babbitt	134,167	Nil	Nil
Common stock	Whitney Ferer	58,026	Nil	Nil
Common stock	Matthew Keane	10,300	Nil	Nil
Common stock	Daniel Parks	35,400	Nil	Nil
Common Stock	All directors and executive
	officers as a group	4,564,733	7	7

Series D Preferred	John C. Lawrence	1,590,672(4)	91	3
Series D Preferred	Leo Jackson	102,000	5	Nil
Series D Preferred	Gary Babbit	58,333	Nil	Nil
Series D Preferred	All Series D Preferred Shareholders
	as a group	1,751,005(4)	100	3
_________
(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 18, 2013, are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 61,896,726 shares of common stock, 750,000 shares of Series B Preferred Stock, 177,904 shares of Series C Preferred Stock, and 1,751,005 shares of Series D Preferred Stock outstanding on March 18, 2013.  Total voting stock of 63,825,635 shares is a total of all the common stock issued, and all of the Series C and Series D Preferred Stock.

(2)	Includes 3,801,653 shares of common stock and 250,000 stock purchase warrants. Excludes 183,324 shares owned by Mr. Lawrence's sister, as to which Mr. Lawrence disclaims beneficial ownership.

(3)
Includes shares owned by the estate of Al W. Dugan and shares owned by companies owned and controlled by the estate of Al W. Dugan.  Excludes 183,333 shares owned by Lydia Dugan as to which the estate of Mr. Dugan disclaims beneficial ownership.

(4)	The outstanding Series C and Series D preferred shares carry voting rights equal to the same number of shares of common stock.

(5)
The outstanding Series B preferred shares carry voting rights only if the Company is in default in the payment of declared dividends.  The Board of Directors has not declared any dividends as due and payable for the Series B preferred stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Described below are transactions during the last three years to which we are a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners has a direct or indirect material interest.  See also transactions described in notes 4, 9, 10, 11, 12, 15 and 19 to our Financial Statements as of December 31, 2012.

We reimbursed John C. Lawrence, a director and Chief Executive Officer, for operational and maintenance expenses incurred in connection with our use of equipment owned by Mr. Lawrence, including welding trucks, backhoes, and an aircraft. Reimbursements for 2012, 2011 and 2010, totaled $117,111, $47,232, and $53,932, respectively.

During the year ended 2012, we issued 100,000 shares to Herbert Denton for services provided related to the private issuance of stock in January and June of 2012.  The value of the shares issued to Mr. Denton was treated as a cost of issuance and did not affect net income.  We also issued 165,827 shares to Directors for services, with a value at time of issuance of $451,232.  $211,818 was treated as an expense for 2012, $230,004 was expensed in 2011, and $9,410 is being carried as prepaid directors’ fees

During 2011, the Company awarded 95,835 shares of its common stock to its Board of Directors as compensation for their services as directors.  In connection with the issuances, the Company recorded $230,004 in director compensation expense.  The shares were issued in January of 2012.

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

Audit Fees
The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2012, 2011, and 2010 were$172,991, $102,728, and  $73,976, respectively, net of expenses.

Audit-Related Fees
There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last three fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees
The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2012, 2011 and 2010 were $4,082, $7,408, and $5,236, respectively.

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
____________
*    Filed herewith.

Reports on Form 8-K

Item 5.  Other Events - October 10, 2003.

Exhibit 21.01

Subsidiaries of Registrant, as of December 31, 2012

Bear River Zeolite Company
C/o Box 643
Thompson Falls, MT 59873

Antimonio de Mexico S.A. de C.V.
C/o Box 643
Thompson Falls, MT 59873

United States Antimony, Mexico S.A. de C.V.
C/o Box 643
Thompson Falls, MT 59873

Exhibit 95.  Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2012, we had no material specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act, except as follows:

MSHA Actions for the year ended December 31, 2012

Mine	Mine Act §104(a) Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars$)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Saftey and Health Review Commission (yes/no)

Bear River Zeolite	9	0	0	0	0	$3,408.00	0	No	No

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date: March 18, 2013	By:
John C. Lawrence, President, Director,
and Principal Executive Officer

Date: March 18, 2013	By:
Daniel L. Parks, Chief Financial Officer

Date: March 18, 2013	By:
Alicia Hill, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 18, 2013	By:
John C. Lawrence, Director and President
(Principal Executive)

Date: March 18, 2013	By:
Whitney Ferer, Director

Date: March 18, 2013	By:
Gary D. Babbitt, Director

Date: March 18, 2013	By:
Hart Baitis, Director

Date: March 18, 2013	By:
Russell Lawrence, Director

Date: March 18, 2013	By:
Bernard J. Guarnera, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of United States Antimony Corporation:

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation as of December 31, 2012 and 2011, and the results of its consolidated operations and cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United States Antimony Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2013 expressed an adverse opinion thereon.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
March 12, 2013

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2012 and 2011

ASSETS
	2012	2011
Current assets:
Cash and cash equivalents	$1,000,811	$5,427
Certificates of deposit	243,616	-
Accounts receivable, less allowance
for doubtful accounts of $4,031 and $7,600, respectively	456,159	1,438,564
Inventories	1,192,189	1,066,813
Other current assets	170,529	56,208
Deferred tax asset	39,824	396,558
Total current assets	3,103,128	2,963,570

Properties, plants and equipment, net	10,576,406	6,047,004
Restricted cash for reclamation bonds	75,251	74,777
Deferred tax asset	189,627	-
Other assets	498,496	54,766
Total assets	$14,442,908	$9,140,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$-	$113,908
Accounts payable	1,181,223	994,940
Due to factor	23,536	146,589
Accrued payroll, taxes and interest	89,541	141,928
Other accrued liabilities	30,220	119,292
Payables to related parties	17,522	101,974
Deferred revenue	-	43,760
Long-term debt, current	461,354	79,631
Total current liabilities	1,803,396	1,742,022

Long-term debt, net of current portion	1,044,140	158,218
Stock payable to directors for services	-	230,004
Asset retirement and accrued reclamation costs	249,540	241,500
Total liabilities	3,097,076	2,371,744
Commitments and contingencies (Note 4 and 12)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $885,000 and $877,500,
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $4,755,582 and $4,714,433,
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
61,896,726 and 59,349,300 shares issued and outstanding, respectively	618,966	593,492
Additional paid-in capital	30,745,650	25,635,129
Accumulated deficit	(20,045,572)	(19,487,036)
Total stockholders' equity	11,345,832	6,768,373
Total liabilities and stockholders' equity	$14,442,908	$9,140,117

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010

REVENUES	$12,042,702	$13,118,090	$9,073,324

COST OF REVENUES	11,007,802	11,443,892	7,699,592

GROSS PROFIT	1,034,900	1,674,198	1,373,732

OPERATING EXPENSES:
General and administrative	810,369	428,092	438,889
Salaries and benefits	284,483	149,671	153,819
Professional fees	258,735	204,904	152,357
Impairment of properties, plants and equipment	-	-	199,302
TOTAL OPERATING EXPENSES	1,353,587	782,667	944,367

INCOME (LOSS) FROM OPERATIONS	(318,687)	891,531	429,365

OTHER INCOME (EXPENSE):
Interest income	8,049	5,205	7,751
Interest expense	(2,691)	-	(5,796)
Factoring expense	(78,100)	(154,206)	(119,107)
TOTAL OTHER INCOME (EXPENSE)	(72,742)	(149,001)	(117,152)

INCOME (LOSS) BEFORE INCOME TAXES	(391,429)	742,530	312,213

INCOME TAXES:
Income tax (expense) - current	-	(9,168)	-
Income tax (expense) benefit - deferred	(167,107)	(96,442)	493,000
TOTAL INCOME TAXES	(167,107)	(105,610)	493,000

NET INCOME (LOSS)	(558,536)	636,920	805,213
Preferred dividends	(48,649)	(48,649)	(48,648)
Net income (loss) available to
common shareholders	$(607,185)	$588,271	$756,565

Net income (loss) per share of
common stock:
Basic	$(0.01)	$0.01	$0.01
Diluted	$(0.01)	$0.01	$0.01

Weighted average shares outstanding:
Basic	61,896,726	58,855,348	54,356,693
Diluted	61,896,726	59,381,175	54,578,054

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2012, 2011, and 2010

					Stock	Additional
	Total Preferred Stock		Common Stock		Subscriptions	Paid	Accumulated
	Shares	Amount	Shares	Amount	Receivable	In Capital	Deficit	Total

Balances, December 31, 2009	2,678,909	$26,788	53,098,769	$530,987	$(270,000)	$23,604,625	$(20,929,169)	$2,963,231

Issuance of common stock and warrants for cash,
net of offering costs			3,492,502	34,925	(180,000)	944,597		799,522

Payment received for outstanding stock subscriptions					203,707			203,707

Write off of uncollectible stock subscriptions			(543,889)	(5,439)	163,730	(158,291)		-

Issuance of common stock to Directors for services			260,000	2,600		114,400		117,000

Net income							805,213	805,213

Balances, December 31, 2010	2,678,909	26,788	56,307,382	563,073	(82,563)	24,505,331	(20,123,956)	4,888,673

Issuance of common stock for cash,
net of offering costs			3,041,918	30,419		1,129,798		1,160,217

Payment received for outstanding stock subscriptions					82,563			82,563

Net income							636,920	636,920

Balances, December 31, 2011	2,678,909	26,788	59,349,300	593,492	-	25,635,129	(19,487,036)	6,768,373

Issuance of common stock and warrants for cash,
net of offering costs			2,156,334	21,563		4,603,200		4,624,763

Issuance of common stock to Directors for services:

Accrued in prior year			95,835	958		229,046		230,004

For current year			69,992	700		220,528		221,228

Issuance of common stock for cash through exercise of warrants			225,265	2,253		57,747		60,000

Net loss							(558,536)	(558,536)

Balances, December 31, 2012	2,678,909	$26,788	61,896,726	$618,966	$-	$30,745,650	$(20,045,572)	$11,345,832

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011, and 2010

Cash Flows From Operating Activities:	2012	2011	2010
Net income (loss)	$(558,536)	$636,920	$805,213
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization expense	472,990	405,746	355,876
Accretion of asset retirement obligation	8,040	-	-
Common stock issued for services	221,228	-	117,000
Common stock payable to directors for services	-	230,004	-
Impairment of properties, plant and equipment	-	-	199,302
Deferred income taxes	167,107	96,442	(493,000)
Change in:
Accounts receivable, net	982,405	(693,146)	(583,653)
Inventories	(125,376)	(923,522)	54,145
Other current assets	(114,321)	(37,953)	(18,255)
Other assets	(443,730)	40,000	(94,766)
Accounts payable	186,283	584,698	32,467
Accrued payroll, taxes and interest	(52,387)	51,425	6,646
Other accrued liabilities	(89,072)	(100,836)	(8,357)
Deferred revenue	(43,760)	43,760	(73,022)
Payables to related parties	(84,452)	83,914	7,754
Net cash provided by operating activities	526,419	417,452	307,350

Cash Flows From Investing Activities:
Purchase of certificates of deposit	(244,090)	(466)	(395)
Purchase of properties, plants and equipment	(3,269,811)	(2,238,975)	(965,524)
Net cash used by investing activities	(3,513,901)	(2,239,441)	(965,919)

Cash Flows From Financing Activities:
Net proceeds from (payments to) factor	(123,053)	146,589	-
Proceeds from sale of common stock
and warrants, net of commissions	4,624,763	1,160,217	799,522
Issuance of common stock pursuant to exercise of warrants	60,000	-	-
Principal payments of long-term debt	(464,936)	(124,722)	(59,270)
Payments received on stock subscription agreements	-	82,563	203,707
Change in checks issued and payable	(113,908)	113,908	(17,142)
Net cash provided by financing activities	3,982,866	1,378,555	926,817
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	995,384	(443,434)	268,248
Cash and cash equivalents at beginning of year	5,427	448,861	180,613
Cash and cash equivalents at end of year	$1,000,811	$5,427	$448,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash (net of amount capitailzed)	$2,691	$-	$5,796
Noncash investing and financing activities:
Properties, plants & equipment acquired with long-term debt	$1,732,581	$234,775	$30,500
Stock issued for subscription receivable	-	-	180,000
Write-off of uncollectible stock subscriptions	-	-	163,730

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

2.    Concentrations of Risk

Sales to Three	For the Year Ended
Largest Customers	December 31, 2012	December 31, 2011	December 31, 2010
Alpha Gary Corporation	$3,245,612	$1,771,173
Ampacet Corporation			$602,980
Kohler Corporation	2,286,938	2,941,143	2,435,978
Polymer Products Inc.	1,119,055	2,887,862	666,600
	$6,651,605	$7,600,178	$3,705,558
% of Total Revenues	58.14%	57.90%	40.80%

Three Largest	Year End
Accounts Receivable	December 31, 2012	December 31, 2011	December 31, 2010
Kohler Corporation		$299,273	$62,454
Alpha Gary Corporation	$194,005	254,940
GE Lighting (LPC)		252,000
H.B. Chemical Co.			226,600
BASF Catalysts LLC			196,810
Quantum Remediation	101,149
Scutter Enterprises	41,512
	$336,666	$806,213	$485,864
% of Total Receivables	73.80%	64.20%	61.20%

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
December 31, 2012, 2011 and 2010

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

Reclassifications

Certain reclassifications have been made to the 2011 and 2010 financial statements in order to conform to the 2012 presentation.  These reclassifications have no effect on net income (loss), total assets or stockholders' equity as previously reported.

Cash and Cash Equivalents

The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2012 and 2011 consists of cash held for reclamation performance bonds, and is held as certificates of deposit with financial institutions.

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

Inventories

Inventories at December 31, 2012 and 2011, consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight allocated based on production quantity. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories. The Company periodically reviews its inventories to identify excess and obsolete inventories and to estimate reserves for obsolete inventories as necessary to reflect inventories at net realizable value.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

3.    Summary of Significant Accounting Policies, continued

Properties, Plants and Equipment

Properties, plants and equipment are stated at historical cost and are depreciated using the straight-line method over estimated useful lives of five to fifteen years. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to seven years.  Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized.  Expenditures for new property plant, equipment, and improvements that extend the useful life or functionality of the asset are capitalized.  The Company capitalized $5,002,392 and $2,473,750 in plant construction and other capital costs for the years ended December 31, 2012 and 2011, respectively.  These amounts include capitalized interest of $14,313 and $10,888, respectively. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

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

Translations of Foreign Currencies

All amounts are presented in United States (US) Dollars, and the US Dollar is the functional currency of the Company and its foreign subsidiaries.  All transactions are carried out in US Dollars, or translated at the time of the transaction.  There are no accounts carried in foreign currencies that would require translation at year end.

Mineral Rights

The cost to obtain the legal right to explore, extract and retain at least a portion of the benefits from mineral deposits are capitalized as mineral rights in the year of acquisition.  These capitalized costs will be amortized to the statement of operations using the unit of production method when placed into production.  Mineral rights are assessed for impairment when facts and circumstances indicate that the potential for impairment exists.  No impairment has been indicated for the years ended December 31, 2012 or 2011 as a result of this assessment.  Mineral rights are subject to write down in the period the property is abandoned.

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
December 31, 2012, 2011 and 2010

3.    Summary of Significant Accounting Policies, continued

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

The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of long-lived assets, it is probable that such costs will be incurred and they are reasonably estimable.  A corresponding asset is also recorded and depreciated over the life of the assets on a units-of-production basis.  After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation.  Determination of any amounts recognized upon adoption is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates, and the credit-adjusted risk-free interest rates.

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

Sales of precious metals are recognized when pervasive evidence of an arrangement exists, the price is fixed and determinable, the product has been delivered, title has transferred, and collection is reasonably assured.

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

Allowance for Doubtful Accounts

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

3.    Summary of Significant Accounting Policies, continued

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Management has determined that the calculation of diluted earnings per share for the years ended December 31, 2012, 2011 and 2010, adds none, 525,827 and 221,361 shares, respectively, to basic weighted average shares, related to common stock purchase warrants.  Shares related to warrants and convertible preferred stock was not added to the weighted average of common stock for 2012 because the results would have been anti-dilutive.

 As of December 31, 2012, 2011 and 2010, the remaining potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share are as follows:

	December 31, 2012	December 31, 2011	December 31, 2010
Warrants	1,934,667	74,173	503,639
Convertible preferred stock	1,751,005	1,751,005	1,751,005
Total possible dilution	3,685,672	1,825,178	2,254,644

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash and long-term debt.  The carrying value of certificates of deposit, restricted cash, and long-term debt approximates fair value based on the contractual terms of those instruments.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

3.    Summary of Significant Accounting Policies, continued

The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011, respectively, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

			Input
			Hierarchy
Assets:	2012	2011	Level
Cash and cash equivalents	$1,000,811	$5,247	Level I
Certificates of deposit	$243,616	$-	Level I
Restricted cash	$75,251	$74,777	Level I

4.     Accounts Receivable and Due to Factor

The Company factors designated trade receivables pursuant to a factoring agreement with LSC Funding Group L.C., an unrelated factor (the “Factor”).  The agreement specifies that eligible trade receivables are factored with recourse. Selected trade receivables are submitted to the factor, and receive 85% of the face value of the receivable by wire transfer. Upon payment by the customer, the remainder of the amount due is received from the factor, less a one-time servicing fee of 2% for the receivables factored.  This servicing fee is recorded on the consolidated statement of operations in the period of sale to the factor.

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

Receivables, net of allowances, are presented as current assets and we present the amount potentially due to the Factor as a secured financing in current liabilities.

Accounts Receivble	December 31, 2012	December 31, 2011
Accounts receivable - non factored	$432,500	$1,299,575
Accounts receivable - factored with recourse	27,690	146,589
less allowance for doubtful accounts	(4,031)	(7,600)
Accounts receivable - net	$456,159	$1,438,564

The factoring agreement requires the Company to pay a financing fee equal to 2% of the face amount of receivables sold.  Factoring fees paid by the Company during the years ended December 31, 2012, 2011 and 2010 were $78,100, $154,206, and $119,107, respectively.  For the years ended December 31, 2012, 2011, and 2010, net accounts receivable of approximately $ 3.80 million, $7.39 million, and $5.96 million, respectively, were sold under the agreement.

Proceeds from the sales were used to fund inventory purchases and operating expenses.  The agreement is for a term of one year with automatic renewal for additional one-year terms.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

5.    Inventories

The major components of the Company's inventories at December 31, 2012 and 2011 were as follows:

	2012	2011
Antimony Metal	$152,821	$152,026
Antimony Oxide	295,613	180,404
Antimony Concentrates	46,008
Antimony Ore	500,192	644,113
Total antimony	994,634	976,543
Zeolite	197,555	90,270
	$1,192,189	$1,066,813

At December 31, 2012 and 2011, antimony metal consisted principally of recast metal from antimony-based compounds, and metal purchased from foreign suppliers.  Antimony oxide inventory consisted of finished product oxide held at the Company's plant. Antimony concentrates and ore was held primarily at sites in Mexico and is essentially raw material, carried at cost.   The Company's zeolite inventory consists of salable zeolite material held at BRZ's Idaho mining and production facility, and is carried at cost.

As we processed purchased ore from our inventory n Mexico, we became aware that, due to analytical problems, we were over paying for direct shipping ore.  We received credits from some of our Mexican ore suppliers for previously purchased ore.  As part of the negotiations, we exercised our option to purchase the Soyatal mine properties for approximately $1.3MM.  We are obligated to make payments of $200,000 annually through 2018, and a final payment of $100,000 is due in 2019.  This obligation is recorded in long-term debt as Soyatal Mine. We have credits of approximately $342,000 recorded in other assets for advances to the previous Soyatal operator which can be used as a payment on our debt at a rate of $100,000 per year, or offset from future ore purchase payments which may become due to the suppliers.

6.    Properties, Plants and Equipment

The major components of the Company's properties, plants and equipment at December 31, 2012 and 2011 are shown below.  Approximately $1.4 million and $1.6 million of capitalized costs at December 31, 2012 and 2011, respectively, related primarily to the construction of an antimony mill in Mexico, have not yet been placed in service and, therefore, have not been subject to depreciation for those years.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

6.    Properties, Plants and Equipment, continued

	2012	2011
Antimony
Equipment	$3,762,238	$1,936,038
Buildings	1,219,025	1,054,311
Mineral rights	786,087	635,011
Land and Other	5,942,853	3,394,174
	11,710,203	7,019,534
Accumulated depreciation	(2,850,722)	(2,597,878)
Total Antimony, net	8,859,481	4,421,656

Zeolite
Equipment	2,397,119	2,125,748
Buildings	818,538	788,913
	3,215,657	2,914,661
Accumulated depreciation	(1,498,732)	(1,289,313)
Total Zeolite, net	1,716,925	1,625,348

Properties, plants and equipment, net	$10,576,406	$6,047,004

During 2011, the Company assessed the obligation for removal and remediation costs relating to its plants and mine in Mexico.  Management assigned a cost to the expected work involved in complying with the requirements of the Mexico operating permits.  Management applied, based on a 20 year life, a cost inflation factor, and then discounted that cost to a current net present value based on a discount rate of 6% (management’s estimate of its credit-adjusted interest rate). Management determined a future cost in 2031 of approximately $430,000 with a net present value of $142,040.

Asset Retirement Obligation
Balance December 31, 2010	$-
Incurred during 2011	134,000
Balance December 31, 2011	134,000
Accretion during 2012	8,040
Balance December 31, 2012	$142,040

The asset retirement obligation liability is combined with reclamation obligations for Idaho and Montana operations of $107,500 at December 31, 2012.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

7.    Long-Term Debt:

Long-Term debt at December 31, 2012 and 2011, is as follows:
	2012	2011
Note payable to Thermo Fisher Financial Co., bearing interest at 5.67%; payable in monthly installments of $3,522; maturing
September 2013; collateralized by equipment.	$34,310	$-
Note payable to Thermo Fisher Financial Co., bearing interest at 8.54%; payable in monthly installments of $2,792; maturing
December 2013; collateralized by equipment.	30,708	-
Note payable to Stearns Bank, bearing interest
at 6.9%; payable in monthly installments of $3,555; maturing
December 2014; collateralized by equipment.	79,500	-
Note payable to Western States Equipment Co., bearing interest at 6.15%; payable in monthly installments of $2,032; maturing
June 2015; collateralized by equipment.	56,390	77,040
Note payable to CNH Capital America, LLC, bearing interest
at 4.5%; payable in monthly installments of $505; maturing
June 2013; collateralized by equipment.	3,478	8,648
Note payable to Catepillar Financial, bearing interest at 5.95%;
payable in monthly installments of $827; maturing September 2015;
collateralized by equipment.	25,823	-
Note payable to GE Capital, bearing interest at 2.25%; payable in monthly installments of $359; maturing July 2013; collateralized by
equipment.	2,847	6,531
Note payable toDe Lage Landen Financial Services
bearing interest at 5.30%; payable in monthly installments of $549;
maturing March 2016; collateralized by equipment.	19,629	-
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	55,365	80,882
Note payable to De Lage Landen Financial Services,
bearing interest at 5.12%; payable in monthly installments of $697;
maturing December 2014; collateralized by equipment.	16,496	19,229
Note payable to Catepillar Financial, bearing interest
at 6.15%; payable in monthly installments of $766; maturing
August 2014; collateralized by equipment.	14,535	21,990
Note payable to De Lage Landen Financial Services,
bearing interest at 5.28%; payable in monthly installments of $709;
maturing June 2014; collateralized by equipment.	12,235	23,529
Note payable for Corral Blanco Land, bearing interest at 6.0%,
due May 1, 2013; collateralized by land	86,747	-
Note payable for Soyatal Mine, 7.0 % interest,		-
annual payments of $200,000 through 2019;	1,067,431
	1,505,494	237,849
Less Current portion	(461,354)	(79,631)
Non-Current portion	$1,044,140	$158,218

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

7.    Long-Term Debt, continued

At December 31, 2102, principal payments on debt are due as follows:

Year Ending December 31,
2013	$461,354
2014	259,360
2015	181,995
2016	159,551
2017	168,974
2018	180,802
2019	93,458
$1,505,494

8.    Stockholders' Equity

Issuance of Common Stock for Cash

In 2012, 2011, and 2010, the Company sold an aggregate of 2,281,599, 3,041,918, and 3,492,302 shares, respectively, of its unregistered common stock to existing stockholders and other parties for $4,624,76, $1,160,217, and $799,522 respectively.  In connection with sales of the Company’s common stock in 2012 and 2010, 1,734,667 and 350,000 warrants, respectively, to purchase shares of the Company’s common stock were issued.  No warrants to purchase shares of the Company’s common stock were granted in 2011.

Issuance of Common Stock for Services and Property

During the year ended 2012, we issued 100,000 shares to Herbert Denton for services provided related to the private issuance of stock in January and June of 2012.  The value of the shares issued to Mr. Denton was treated as a cost of issuance and was deducted from proceeds received.  We also issued 165,827 shares to Directors for services, with a total value at time of issuance of $451,232.  $211,818 was an expense for 2012, $230,004 was the expense for 2011, and $9,410 is being carried as prepaid directors’ fees.

During 2011, the Company declared, but did not issue 95,835 shares of unregistered common stock to be paid to its directors for services, having a fair value of $230,004, based on the current stock price at the date declared. This expense was classified with general and administrative expense in the consolidated statement of operations.  Shares were issued subsequent to December 31, 2011, and are therefore included as stock payable to directors as of that date.

During 2010, the Company awarded 130,000 shares of unregistered common stock to its directors for services, having a fair value of $67,600, based on the current stock price at the date of grant.  The expense is classified as general and administrative expense in the consolidated statement of operations.

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

8.     Stockholders' Equity, continued

Transactions in common stock warrants are as follows:

	Number of Warrants	Exercise Prices
Balance, December 31, 2010	725,000	$.20 - $.75
Warrants exercised	(125,000)	$.30 - $.40
Balance, December 31, 2011	600,000	$.30 - $.60
Warrants issued	1,734,667	$2.50 - $4.50
Warrants exercised	(250,000)	$.30 - $2.50
Warrants expired	(150,000)	$.30 - $.40
Balance, December 31, 2012	1,934,667	$.25 - $4.50

The above common stock warrants
expire as follows:

Year ended December 31:
2013	50,000
2014	1,157,750
2015	476,917
Thereafter	250,000
	1,934,667

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Series B

During 1993, the Board established a Series B preferred stock, consisting of 750,000 shares.  The Series B preferred stock has preference over the Company's common stock and Series A preferred stock; has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors.  In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. The Series B Preferred stock is no longer convertible to shares of the Company’s common stock.  At December 31, 2012 and 2011, cumulative dividends in arrears on the outstanding Series B shares were $135,000 and $127,500, respectively.

Series C

During 2000, the Board established a Series C preferred stock, consisting of 205,996 shares.  In 2002, 28,092 shares were converted to common stock and cancelled, leaving 177,904 Series C preferred shares authorized and outstanding.  The Series C preferred stock has preference over the Company’s common stock and has voting rights equal to that number of shares outstanding, but no conversion or dividend rights.  In the event of dissolution or liquidation of the Company, the preferential amount payable to Series C preferred stockholders is $0.55 per share.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

8.    Stockholders' Equity, continued

Series D

During 2002, the Board established a Series D preferred stock, authorizing the issuance of up to 2,500,000 shares.  The Series D preferred stock has preference over the Company’s common stock but is subordinate to the liquidation preferences of the holders of the Company’s outstanding Series A, Series B and Series C preferred stock.  Series D preferred stock carries voting rights and is entitled to annual dividends of $0.0235 per share.  The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends.  No dividends have been declared or paid with respect to the Series D preferred stock.  At December 31, 2012 and 2011, cumulative dividends in arrears on the 1,751,005 outstanding Series D shares were $ 378,069 and $336,920, respectively, payable if and when declared by the Board of Directors.  In the event of dissolution or liquidation of the Company, the preferential amount payable to Series D preferred stockholders is $2.50 per share.  At December 31, 2012 and 2011, the liquidation preference for Series D preferred stock was $4,755,069 and $4,377,513, respectively.  Holders of the Series D preferred stock have the right, subject to the availability of authorized but unissued common stock, to convert their shares into shares of the Company's common stock on a one-to-one basis without payment of additional consideration and are not redeemable unless by mutual consent.   The majority of Series D preferred shares are held by John Lawrence, president of the Company.

9.    2000 Stock Plan

In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan").  The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants of the Company to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000.  At December 31, 2012 and 2011, 300,000 shares of the Company's common stock had been issued under the Plan.  There were no issuances under the Plan during 2012 and 2011.

10.  Income Taxes

The Company’s income tax provision (benefit) for the years ending December 31, 2012, 2011, and 2010, are as follows:

	2012	2011	2010
Federal
Current	$-	$-	$-
Deferred	151,915	87,675	(448,182)
Total	$151,915	$87,675	$(448,182)

State
Current	$-	$9,168	$-
Deferred	15,192	8,767	(44,818)
Total	$15,192	$17,935	$(44,818)

Foreign	$-	$-	$-

Total provision (benefit)	$167,107	$105,610	$(493,000)

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

10.  Income Taxes, continued

Domestic and foreign components of income (loss) from operations before income taxes for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Domestic	$301,391	$1,342,530	$890,101
Foreign	(692,820)	(600,000)	(577,888)
Total	$(391,429)	$742,530	$312,213

At December 31, 2012 and 2011, the Company had net deferred tax assets as follows:

	2012	2011
Deferred tax asset:
Property, plant, and equipment	$-	$79,164
Other	11,151	2,926
Foreign exploration costs	208,855	249,309
Foreign net operating loss carryforward	374,110	390,000
Foreign property, plant, and equipment	217,887
Federal and state net net operating
loss carry forward	39,824	65,159
Deferred tax asset	851,827	786,558

Valuation allowance (foreign)	(605,496)	(390,000)
Valuation allowance (federal)	-	-
Total deferred tax asset	246,331	396,558

Deferred tax liability:
Property, plant, and equipment	(16,880)	-
Total deferred tax liability	(16,880)	-

Net Deferred Tax Asset	$229,451	$396,558

Existing and forecasted pretax earnings for financial reporting purposes are sufficient to generate the estimated required future taxable income required to realize the recognized federal net deferred tax asset as of December 31, 2012.

At December 31, 2012, the Company has United States net operating loss carry forwards of approximately $68,000 that expire at various dates between 2026 and 2029.  In addition, the company has unexpired Montana state net operating loss carry forwards of approximately $382,000 which expire between 2013 and 2019, and unexpired Idaho state net operating loss carry forwards of approximately $165,000, which expire in 2032.  The company has approximately $1.3 million of Mexican net operating loss carry forwards which expire between 2019 and 2022.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

10.  Income Taxes, continued

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income (loss) for the years ended December 31, 2012, 2011 and 2010 due to the following:

	2012		2011		2010

Computed expected tax provision (benefit)	$(137,000)	-35.0%	$259,886	35.0%	$106,000	34.0%
Effect of permanent differences	-	0.0%	4,662	0.6%	30,000	9.6%
Foreign taxes	34,641	8.9%	24,000	3.2%	-	-
Other(1)	61,770	15.8%	126,062	17.0%	-	-
Increase in valuation allowance	207,696	53.1%	-	-	-	-
Release of valuation allowance	-	0.0%	(309,000)	-41.6%	(629,000)	-202.0%
Total	$167,107	42.7%	$105,610	14.2%	$(493,000)	-158.4%

(1)  Meals and entertainment, effect of state taxes, change of prior year estimate, and rate differential, as management has refined their estimate to 38.5% in 2011.

During the years ended December 31, 2012, 2011, and 2010, there were no material uncertain tax positions taken by the Company.  The Company United States income tax filings are subject to examination for the years 2010 through 2012, and 2011 and 2012 in Mexico. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

11.  Related-Party Transactions

Amounts due to (due from) related parties at December 31, 2012 and 2011 were as follows:

	2012	2011
Payable to officer for antimony ore	$-	$54,131

John C. Lawrence, president and director(1)	17,522	47,843
Net related party liabilities	$17,522	$101,974

(1)Transactions affecting the payable to Mr. Lawrence during 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Balance, beginning of year	$47,843	$18,060	$8,394
Aircraft rental charges	74,490	86,058	129,177
Payments and advances, net	(104,811)	(56,275)	(119,511)
Balance, end of year	$17,522	$47,843	$18,060

In addition to transactions described above, during 2012, 2011, and 2010, the Company had the following transactions with related parties:

Members of the audit committee received $24,000 in cash for 2011.

During 2012, 2011, and 2010, the Company paid $89,204, $107,359, and $55,469, respectively, to a director for development of Mexican mill sites and consulting fees.

A director of the Company acted on behalf of the Company as laison to Mexican officials through the year ended 2011. During the years ended December 31, 2011 and 2010, fees and expenses to this director were $37,083 and $32,000, respectively.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

11.  Related-Party Transactions, continued

Royalty expense, based on sales of zeolite, of $61,678, $45,515, and $54,587, was incurred for the years ended December 31, 2012, 2011 and 2010, respectively, to a company controlled by the estate of Al Dugan, formerly a significant stockholder and the father of a former director.

12.  Commitments and Contingencies

In 2005, AM signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the years ended December 31, 2012, 2011, and 2010, $86,956, $186,956, and $186,956, respectively, was paid or accrued and capitalized as mineral rights in accordance with the Company’s accounting policies.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”).  Using appropriate regulatory channels, management may contest these proposed assessments, and has accrued $0 and$27,503 in other accrued liabilities as of December 31, 2012, and 2011, respectively, related to these settled claims.

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

Segment disclosures regarding sales to major customers and for inventories are located in Notes 2 and 5, respectively.

	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Capital expenditures:
Antimony
United States	$288,364	$160,536	$31,300
Mexico	4,385,983	1,988,345	927,131
Subtotal Antimony	4,674,347	2,148,881	958,431
Zeolite	328,045	324,869	36,300
Total	$5,002,392	$2,473,750	$994,731

	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Revenues:
Antimony	$9,401,003	$11,074,449	$6,657,369
Zeolite	2,641,699	2,043,641	2,415,955
Total	$12,042,702	$13,118,090	$9,073,324

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

13.  Business Segments, continued

	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Gross profit:
Antimony	$672,939	$1,556,013	$903,560
Zeolite	361,961	118,185	470,172
Total	$1,034,900	$1,674,198	$1,373,732

	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Depreciation and
amortization:
Antimony	$263,214	$199,515	$141,421
Zeolite	209,776	206,231	187,068
Total	$472,990	$405,746	$328,489

Total Assets:	As of December3 1, 2012	As of December 31, 2011
Antimony
United States	$3,941,460	$2,387,425
Mexico	8,166,318	4,291,187
Subtotal Antimony	12,107,778	6,678,612
Zeolite	2,335,130	2,461,505
Total	$14,442,908	$9,140,117