Form 10-Q
period 2013-03-31
UNITED STATES ANTIMONY CORP
filed 2013-05-10
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________to ___________

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

At May 10, 2013, the registrant had outstanding 61,896,726 shares of par value $0.01 common stock.

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
ENDED MARCH 31, 2013

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheet
	(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$393,294	$1,000,811
Certificates of deposit	245,940	243,616
Accounts receivable, less allowance
for doubtful accounts of $4,031	636,298	456,159
Inventories	1,014,732	1,192,189
Other current assets	208,203	170,529
Deferred tax asset	39,824	39,824
Total current assets	2,538,291	3,103,128

Properties, plants and equipment, net	10,867,113	10,576,406
Restricted cash for reclamation bonds	75,251	75,251
Deferred tax asset	189,627	189,627
Other assets	515,183	498,496
Total assets	$14,185,465	$14,442,908
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,083,350	$1,181,223
Due to factor	304,730	23,536
Accrued payroll, taxes and interest	101,052	89,541
Other accrued liabilities	33,982	30,220
Payables to related parties	17,180	17,522
Long-term debt, current portion	469,154	461,354
Total current liabilities	2,009,448	1,803,396

Long-term debt, net of current portion	990,088	1,044,140
Asset retirement obligation and accrued reclamation costs	251,550	249,540
Total liabilities	3,251,086	3,097,076

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $885,000)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference of $4,755,582)	17,509	17,509
Common stock, $0.01 par vaue, 90,000,000 shares authorized;
61,896,726 shares issued and outstanding	618,966	618,966
Additional paid-in capital	30,743,022	30,745,650
Accumulated deficit	(20,454,397)	(20,045,572)
Total stockholders' equity	10,934,379	11,345,832
Total liabilities and stockholders' equity	$14,185,465	$14,442,908

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended
	March 31, 2013	March 31, 2012

REVENUES	$2,966,775	$3,053,554

COST OF REVENUES	3,028,909	2,890,144

GROSS PROFIT (LOSS)	(62,134)	163,410

OPERATING EXPENSES:
General and administrative	224,518	225,921
Professional fees	101,985	98,306
TOTAL OPERATING EXPENSES	326,503	324,227

LOSS FROM OPERATIONS	(388,637)	(160,817)

OTHER INCOME (EXPENSE):
Interest income	3,089	2,054
Interest expense	(1,461)	(4,333)
Factoring expense	(21,816)	(27,448)
TOTAL OTHER INCOME (EXPENSE)	(20,188)	(29,727)

LOSS BEFORE INCOME TAXES	(408,825)	(190,544)

INCOME TAX BENEFIT	-	74,311

NET LOSS	$(408,825)	$(116,233)

Net loss per share of
common stock:
Basic and diluted	$(0.01)	Nil

Weighted average shares outstanding:
Basic and diluted	61,896,726	60,523,440

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
	March 31, 2013	March 31, 2012
Cash Flows From Operating Activities:
Net loss	$(408,825)	$(116,233)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization expense	181,918	109,045
Accretion of asset retirement obligation	2,010	2,010
Common stock issued for services	2,628	-
Deferred tax expense (benefit)	-	(74,311)
Change in:
Accounts receivable, net	(180,139)	897,302
Inventories	177,457	(394,336)
Other current assets	(40,301)	(41,107)
Other assets	(21,639)	(67,270)
Accounts payable	(113,623)	55,450
Due to factor	281,194	(77,483)
Accrued payroll, taxes and interest	11,511	8,360
Other accrued liabilities	3,762	(85,816)
Deferred revenue	-	(43,760)
Payables to related parties	(342)	(285,316)
Net cash used by operating activities	(104,389)	(113,465)

Cash Flows From Investing Activities:
Purchase of collateral CD for loan facility	-	(242,800)
Purchase of properties, plants and equipment	(456,876)	(564,555)
Net cash used by investing activities	(456,876)	(807,355)

Cash Flows From Financing Activities:
Proceeds from sales of common stock, net of commissions	-	2,462,404
Principal payments on long-term debt	(46,252)	(19,520)
Change in checks issued and payable	-	(113,908)
Net cash provided (used) by financing activities	(46,252)	2,328,976

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(607,517)	1,408,156

Cash and cash equivalents at beginning of period	1,000,811	5,427
Cash and cash equivalents at end of period	$393,294	$1,413,583

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing activities:
Properties, plants and equipment acquired with long-term debt		$283,940
Properties, plants and equipment acquired with accounts payable	$15,750

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Reclassifications

Certain consolidated financial statement amounts for the prior year have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

2.   Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock. Management has determined that the calculation of diluted earnings per share for the three month period ending March 31, 2013, is not applicable since any additions to outstanding shares related to common stock purchase warrants would be anti-dilutive.

As of March 31, 2013 and 2012, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	3/31/2013	3/31/2012
Warrants	1,934,667	1,719,167
Convertible preferred stock	1,751,005	2,678,909
Total possible dilution	3,685,672	4,398,076

3.  Inventories

	March 31, 2013	December 31, 2012
Antimony Metal	$257,286	$152,821
Antimony Oxide	261,431	295,613
Antimony Concentrate	54,379	46,008
Antimony Ore	309,790	500,192
Total antimony	882,886	994,634
Zeolite	131,846	197,555
	$1,897,618	$2,186,823

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

Accounts Receivable	March 31, 2013	December 31, 2012
Accounts receivable - non factored	$281,823	$432,500
Accounts receivable - factored with recourse	358,506	27,690
less allowance for doubtful accounts	(4,031)	(4,031)
Accounts receivable - net	$636,298	$456,159

5.  Other Assets

Soyatal

At December 31, 2012, we exercised our option to purchase the Soyatal mining property (“Soyatal”), consisting of 283 hectares, for $1,267,431. We were obligated to make a $200,000 down payment by December 31, 2012, of which $92,000 was paid at that time. During the quarter ended March 31, 2013 we paid an additional $9,395 on the remaining $108,000 payment due to Soyatal. At March 31, we owe Soyatal approximately $99,000 for the down payment.

We are also obligated to make payments of $200,000 annually through 2018, and a final payment of $100,000 is due in 2019. This obligation is recorded in long-term debt.

We have credits of approximately $372,000 recorded in other assets at March 31, 2013, for advances to the previous Soyatal operator which can be used as a payment on our debt at a rate of $100,000 per year, or offset from future ore purchase payments which may become due to Soyatal.

Guadalupe

In March of 2012 we entered into a supply agreement with Grupo Roga or “Guadalupe” for antimony ore. As of March 31, 2013 we had received approximately 24 metric tons of antimony ore under this agreement. In 2012 and 2013 we made advances to Guadalupe to fund their antimony mining operations. The mining, trucking, and milling costs on this ore have exceeded its value by approximately $247,000. As Guadalupe has agreed to deduct these excess costs through future antimony ore purchases and (or) option payments for the Guadalupe property, we have recorded the excess costs as other assets at March 31, 2013.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

6.  Long – Term Debt

Long-Term debt at March 31, 2013 and December 31, 2012, is as follows:
	March 31, 2013	December 31, 2012
Note payable to Thermo Fisher Financial Co., bearing interest at 5.67%; payable in monthly installments of $3,522; maturing
September 2013; collateralized by equipment.	$24,134	$34,310
Note payable to Thermo Fisher Financial Co., bearing interest at 8.54%; payable in monthly installments of $2,792; maturing
December 2013; collateralized by equipment.	30,708	30,708
Note payable to Stearns Bank, bearing interest
at 6.9%; payable in monthly installments of $3,555; maturing
December 2014; collateralized by equipment.	70,150	79,500
Note payable to Western States Equipment Co., bearing interest at 6.15%; payable in monthly installments of $2,032; maturing
June 2015; collateralized by equipment.	49,360	56,390
Note payable to CNH Capital America, LLC, bearing interest
at 4.5%; payable in monthly installments of $505; maturing
June 2013; collateralized by equipment.	2,045	3,478
Note payable to Catepillar Financial, bearing interest at 5.95%;
payable in monthly installments of $827; maturing September 2015;
collateralized by equipment.	22,999	25,823
Note payable to GE Capital, bearing interest at 2.25%; payable in monthly installments of $359; maturing July 2013; collateralized by
equipment.	1,429	2,847
Note payable to De Lage Landen Financial Services
bearing interest at 5.30%; payable in monthly installments of $549;
maturing March 2016; collateralized by equipment.	18,236	19,629
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	49,364	55,365
Note payable to De Lage Landen Financial Services,
bearing interest at 5.12%; payable in monthly installments of $697;
maturing December 2014; collateralized by equipment.	14,609	16,496
Note payable to Catepillar Financial, bearing interest
at 6.15%; payable in monthly installments of $766; maturing
August 2014; collateralized by equipment.	12,431	14,535
Note payable to De Lage Landen Financial Services,
bearing interest at 5.28%; payable in monthly installments of $709;
maturing June 2014; collateralized by equipment.	9,599	12,235
Note payable for Corral Blanco land, bearing interest at 6.0%,
due May 1, 2013; collateralized by land	86,747	86,747
Note payable for Soyatal Mine, non-interest bearing,
annual payments of $200,000 through 2019	1,067,431	1,067,431
	1,459,242	1,505,494
Less Current portion	(469,154)	(461,354)
Non-Current portion	$990,088	$1,044,140

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

6.  Long – Term Debt, Continued:

Payments of principal for the following twelve month periods is as follows:

Twelve Months Ending March 31,
2014	$469,154
2015	243,689
2016	164,489
2017	157,919
2018	168,974
2019	180,802
2020	74,215
$1,459,242

During the three months ended March 31, 2013, and 2012, the Company incurred interest expense of $5,991 and $4,333, respectively, of which $4,597 and $0, respectively, has been capitalized as part of the cost of constructing the Puerto Blanco Mill in Mexico.

7. Concentrations of Risk

During the three months ended March 31, 2013 and 2012, approximately 66% and 61% of the Company's revenues were generated by sales to three customers. Loss of any of our key customers could adversely affect our business.

Sales to Three	For the Period Ended
Largest Customers	March 31, 2013	March 31, 2012
Alpha Gary Corporation	$1,063,716	$694,449
General Electric	195,300	-
Kohler Corporation	712,485	725,144
Polymer Products Inc.	-	449,738
	$1,971,501	$1,869,331
% of Total Revenues	66.50%	61.70%

Three Largest
Accounts Receivable	March 31, 2013	December 31, 2012
Kohler Corporation	$228,288
Alpha Gary Corporation	-	$194,005
Ampacet, Inc	90,800	-
ZEO, Inc	35,468	-
Quantum Remediation	-	101,149
Scutter Enterprises	-	41,512
	$354,556	$336,666
% of Total Receivables	55.70%	73.80%

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

8.  Commitments and Contingencies

In 2005, a subsidiary of the Company signed an option agreement that gives it the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually. Total payments will not exceed $1,430,344, reduced by taxes paid. During the three months ended March 31, 2013 and March 31, 2012, no payments were made and nothing was capitalized as mineral rights in accordance with the Company’s accounting policies.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments.

During the year ended December 31, 2012, the Company negotiated a credit facility increasing the Company’s lines of credit by $202,000. As part of this agreement, two $101,000 certificates of deposit were pledged as collateral. The increased loan facility allows us access to borrowings at an interest rate of 3.15% of the portion of the credit line used. At March 31, 2013, we did not have any outstanding line of credit debt.

9.  Related Party Transactions

During the first three months of 2013 and 2012, the Company paid $0 and $6,655, respectively, to directors of the Company for services provided in permitting and other construction related activities at Mexican mill sites.

During the first three months of 2013 and 2012, the Company paid $23,085 and $21,840, respectively, to John Lawrence, our President and Chief Executive Officer, as reimbursement for personally owned equipment used by the Company.

10. Stockholder’s Equity

Issuance of Common Stock for Cash

No shares or warrants to purchase shares of the Company’s common stock were issued for cash in the first three months of 2013.

During the three month period ended March 31, 2012, the Company sold shares of its restricted common stock directly and through the exercise of outstanding stock purchase warrants as follows: 1,102,500 shares for $2.00 per share ($2,205,000), and 200,000 shares as an exercise of warrants for $.30 per share ($60,000). Expenses of $183,878 connected to the issuance of the unregistered shares were deducted from additional paid in capital. Common stock sold is restricted as defined under Rule 144. In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws. Proceeds received on sales of common stock were used for general corporate purposes and capital improvements.

Issuance of Common Stock for Services

The Company did not issue any stock to the directors for services during the first three months of 2013. The remaining 3,921 prepaid shares from the issuance of stock on January 27, 2012, were treated as awarded as of March 31, 2013, with $6,783 charged to expense and $2,628 charged against additional paid in capital. This expense is classified with general and administrative expense in the consolidated statement of operations.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

10. Stockholder’s Equity, Continued:

At December 31, 2011, the Company declared, but did not issue, 95,835 shares of unregistered common stock to be paid to its directors for services, having a fair value of $230,004, based on the current stock price at the date declared. On January 27, 2012, the company issued 149,500 shares of unregistered common stock with a fair market value of $401,819 to the Directors as compensation for past and future services. During the first three months of 2012, the Company awarded 22,883 of the remaining 53,665 shares, and 2,710 new shares, of unregistered common stock to its directors for services. This expense is classified with general and administrative expense in the consolidated statement of operations for the period ended March 31, 2011.

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

Transactions in common stock warrants are as follows:

	Number of Warrants	Exercise Prices
Balance, December 31, 2010	725,000	$.20 - $.75
Warrants exercised	(125,000)	$.30 - $.40
Balance, December 31, 2011	600,000	$.30 - $.60
Warrants issued	1,734,667	$2.50 - $4.50
Warrants exercised	(250,000)	$.30 - $2.50
Warrants expired	(150,000)	$.30 - $.40
Balance, December 31, 2012	1,934,667	$.25 - $4.50
No activity first quarter of 2013	-	-
Balance, March 31, 2013	1,934,667	$.25 - $4.50

The above common stock warrants expire as follows:

Year ended December 31:
2013	50,000
2014	1,157,750
2015	476,917
Thereafter	250,000
1,934,667

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

11. Business Segments

The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense and factoring is not allocated to the segments. Selected information with respect to segments is as follows:

	As of March 31, 2013	As of December 31, 2012
Properties, plants and equipment, net:
Antimony
United States	$1,924,347	$1,889,859
Mexico	7,245,800	6,969,622
Subtotal Antimony	9,170,147	8,859,481
Zeolite	1,696,966	1,716,925
	$10,867,113	$10,576,406

Total Assets:
Antimony
United States	$3,700,537	$3,941,460
Mexico	8,279,063	8,166,318
Subtotal Antimony	11,979,600	12,107,778
Zeolite	2,205,865	2,335,130
	$14,185,465	$14,442,908

	For the three Months Ended
Capital expenditures:	March 31, 2013	March 31, 2012
Antimony
United States	$49,782	$44,768
Mexico	389,053	762,840
Subtotal Antimony	438,835	807,608
Zeolite	33,791	40,887
Total	$472,626	$848,495

Revenues:	March 31, 2013	March 31, 2012
Antimony	$2,417,224	$2,354,947
Zeolite	549,551	698,607
Total	$2,966,775	$3,053,554

Gross profit (loss):	March 31, 2013	March 31, 2012
Antimony	$(142,062)	$113,008
Zeolite	79,928	50,402
Total	$(62,134)	$163,410

Depreciation, amortization and accretion
of asset retirement obligation:	March 31, 2013	March 31, 2012
Antimony	$130,178	$61,238
Zeolite	53,750	49,817
Total	$183,928	$111,055

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

Results of Operations by Division	Three Months	Three Months
Antimony - Combined USA	Ended	Ended
and Mexico	March 31, 2013	March 31, 2012
Lbs of Antimony Metal USA	260,421	248,594
Lbs of Antimony Metal Mexico:	147,931	95,358
Total Lbs of Antimony Metal Sold	408,352	343,952
Sales Price/Lb Metal	$5.65	$6.32
Net income (loss)/Lb Metal	$(1.17)	$(0.69)

Gross antimony revenue - net of discount	2,305,230	$2,174,809
Precious metals revenue	111,994	180,138
Production costs - USA	(1,373,787)	(1,507,630)
Product cost - Mexico	(667,169)	(445,323)
Direct sales and freight	(72,146)	(74,459)
General and administrative - operating	(115,257)	(63,626)
Mexico non-production costs	(200,750)	(132,524)
General and administrative - non-operating	(335,828)	(313,329)
Net interest	621	2,056
EBITDA	(347,092)	(179,888)
Depreciation & amortization	(130,177)	(57,553)
Net income (Loss) - antimony	$(477,269)	$(237,441)

Zeolite
Tons sold	2,533	3,466
Sales Price/Ton	$216.96	$201.56
Net income (Loss)/Ton	$27.02	$13.53

Gross zeolite revenue	549,551	$698,607
Production costs	(310,048)	(488,302)
Direct sales and freight	(46,258)	(43,276)
Royalties	(59,567)	(66,810)
General and administrative - non-operating	(12,491)	(3,505)
Net interest	1,007
EBITDA	122,194	96,714
Depreciation	(53,750)	(49,817)
Net income (Loss) - zeolite	$68,444	$46,897

Company-wide
Gross revenue	$2,966,775	$3,053,554
Production costs	(2,351,004)	(2,441,255)
Other operating costs	(493,978)	(384,200)
General and administrative - non-operating	(348,319)	(313,329)
Net interest	1,628	2,056
EBITDA	(224,898)	(83,174)
Income tax benefit (expense)		74,311
Depreciation, amortization and accretion of asset retirement obligation	(183,927)	(107,370)
Net income (Loss)	$(408,825)	$(116,233)

The pounds of antimony produced and sold increased approximately 64,400 lbs ($407,000) from the first quarter of 2012, approximately 18%, and the revenue from antimony sales increased by approximately $130,000 in the first quarter of 2013 compared to the same period of 2012. Our sales price per pound was down 10.6%, approximately $0.67 per lb ($273,000), from the same quarter one year ago. This price decrease reflects the decrease in the price of antimony from its peak of $17,000 per metric ton two years ago to less than $10,000 per metric ton in the first quarter of 2013. The pounds of product (raw material) from Mexico increased approximately 52,500 lbs over the same quarter from one year ago. The flotation plant at Puerto Blanco went into a start up phase in early October of 2012, but there was not adequate electrical power to run 24 hour shifts. We were on a reduced production schedule, with no production for approximately 45 days, causing an increase in our per ton production costs. There was an additional transformer installed in March of 2013, and we should see increased production from Mexico in the upcoming quarters. Non-production start up costs incurred in getting the Mexico plants in operation increased by approximately $70,000 for the quarter ended March 31, 2013, as compared to the same quarter for 2012. We expect the non-production costs for Mexico to be substantial for the remainder of 2013 as production is being ramped up and we move forward with the installation of the 500 ton per day plant. We will have more antimony products from Mexico to sell, and the cost of raw material per pound of antimony produced will decrease as we are able to work more recent raw materials from Mexico into our production. We have been processing ore that we purchased during the peak price period, causing our cost of production to be elevated.  In addition, we expect to have increased revenue from precious metals as we process more of the raw materials supplied by our Mexico division. We have tested and placed in production our precious metals circuit beginning the first week of May, 2013, but we have incurred substantial costs in getting the precious metals production started. We contracted in July 2012 to install a natural gas pipeline for our Mexico smelter operation. We have obtained the necessary permits and paid approximately $600,000, which is about 60% of our estimated cost of $1 million. The fuel costs for our smelter at Madero are our second largest expense, after raw material, and we expect the switch from propane to natural gas to decrease our Mexico fuel costs by 75%. We paid approximately $208,000 for propane during the first quarter of 2013, and we expect our fuel cost for natural gas will be in the range of $40,000 to $45,000 per quarter. The pipeline should be completed in three to six months. We delayed processing a shipment of concentrate from Los Juarez ore in the first quarter of 2013 because we needed to complete the installation of additional equipment to maximize the precious metals recovery. We expect to have the equipment permitted, installed and functioning by June 30, 2013.

We had sales of precious metals since 2009 as follows:

Precious Metals Sales

Silver/Gold	2009	2010	2011	2012	2013
Ounces Gold Shipped (Au)	31.797	101.127	161.711	102.319	27.605
Ounces Silver Shipped (Ag)	6,870.10	31,545.22	17,472.99	20,237.70	8,217.30
Total Revenues	$39,494	$483,307	$667,813	$647,554	$111,994

Zeolite sales for the first quarter of 2013 decreased by approximately $150,000 compared to the same quarter of 2012. Zeolite sold in the first quarter of 2013 decreased by approximately 930 tons ($187,000) from the tons sold the first quarter of 2012. The sales price per ton for zeolite increased by approximately $15 per ton ($38,000) for the first quarter of 2013, when compared to the same quarter from 2012. The sales price per ton was better than the prior year’s sales price for the same period due to price increases. Production costs decreased approximately $178,000 for the first quarter of 2013, when compared to the same quarter for 2012, due to decreased production activity.

Our general and administrative costs are higher than the same quarter for the prior year, and management is aggressively seeking ways to bring this cost down. During the first quarter of 2013, we incurred $10,000 in charges related to our listing on the NYSE MKT stock exchange, and we are incurring $5,000 more per month in expenses for investor relations. Expenses for Directors’ fees were $0 and $82,399, for the first quarter of 2013 and 2012, respectively.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

Financial Condition and Liquidity	March 31, 2013	December 31, 2012

Current Assets	$2,538,291	$3,103,128
Current liabilities	(2,009,448)	(1,803,396)
Net Working Capital	$528,843	$1,299,732

Cash provided (used) by operations	$(104,389)	$526,419
Cash (used) by investing	(456,876)	(3,513,901)
Cash provided (used) by financing:
Principal paid on long-term debt	(46,252)	(464,936)
Sale of Stock		4,624,763
Other		(176,961)
Net change in cash	$(607,517)	$995,384

Our net working capital decreased by approximately $607,000 from December 31, 2012. There was a decrease of approximately $102,000 in cash from operations, compared to a decrease in cash from operations of approximately $113,000 for the same period in 2012. The decrease in cash from operating activities for the first quarter of 2013 was largely due to a loss of approximately $409,000, an increase in accounts receivable of approximately $180,000, and payment of accounts payable of approximately $114,000. We spent approximately $456,000 in 2013 to purchase property, plant and equipment, primarily in Mexico, compared to approximately $564,000 in the same quarter from one year ago. We have estimated commitments for construction and improvements, including $400,000 for the natural gas pipeline, and $400,000 for installation of the 500 tons per day ball mill, of approximately $1,000,000 over the next twelve months. We also have land and debt payments of approximately $420,000 due in the next nine months. We believe that with approximately $400,000 of cash, along with future cash flow from operations, we have adequate liquid assets to meet our commitments and service our debt. We have lines of credit of $202,000 which have not been drawn on at March 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We sell our antimony products based on a world market price, and for the first quarter of 2013, we bought a majority of our raw material based on the same market prices. Analysis of our costs indicate that, for the quarter ended March 31, 2013, raw materials were approximately 50% of our cost of goods sold. Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production. During the quarter ending March 31, 2013, a $2 per pound decrease in our sales price would have likely caused our gross profit to decrease $1 per pound.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.

It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of March 31, 2013. These material weaknesses are as follows:

●
The Company lacks proper segregation of duties. As with any company the size of ours, this lack of segregation of duties is due to limited resources. The president authorizes the majority of the expenditures and signs checks.

MANAGEMENT'S REMEDIATION INITIATIVES

We are aware of these material weaknesses and will develop procedures to ensure that independent review of material transactions is performed. We have developed internal control measures to mitigate the lack of segregation of duties as follows:

●	The CFO reviews all bank reconciliations
●	The CFO reviews all material transactions for capital expenditures, including compliance with the Company’s capitalization policy
●	The CFO reviews all period ending entries for preparation of financial statements, including the calculation of inventory, depreciation, and amortization
●	The CFO reviews all material entries for compliance with generally accepted accounting principles prior to the annual audit and 10Q filings
●	The Company has adopted a formal capitalization policy

In addition, we plan to consult with independent experts when complex transactions are contemplated.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any material changes to internal controls since December 31, 2012.

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

Common stock sold is restricted as defined under Rule 144. In management's opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws. Proceeds received on sales of common stock were used for general corporate purposes and capital improvements at both the Mexico plants and at the USA plants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Exhibit 95

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 95 MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three month period ended March 31, 2013, the Company had no material specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars$)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Saftey and Health Review Commission (yes/no)

Bear River Zeolite	0	0	0	0	0	$0.00	0	No	No

Certifications

Certifications Pursuant to the Sarbanes-Oxley Act

Reports on Form 8-K	None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION (Registrant)

By:		Date: May 10, 2013
John C. Lawrence, Director and President (Principal Executive)

By:		Date: May 10, 2013
Daniel L. Parks, Chief Financial Officer

By:		Date: May 10, 2013
Alicia Hill, Controller