Form 10-K/A
period 2011-12-31
UNITED STATES ANTIMONY CORP
filed 2013-06-21
CIK 101538

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

Zeolite Sales

During 2010, sales of zeolite decreased 15% in 2011 from 2010 and the gross profit decreased from $470,172 in 2010 to $118,185 in 2011.

Other Sales

Precious Metal Sales & Average Prices

Year	Precious Metal Sales	Au (Oz) Contained	Ag (Oz) Contained
2009	$39,494	31.79725	6,870.100
2010	$483,307	78.64239	21,775.740
2011	$667,813	179.18150	23,630.758

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

●	As a vertically integrated company, we will have more control over our raw material costs.

Schedule of Antimony Sales
	Lbs of	Lbs of		Largest
	Oxide	Metal	$	Customer
2011	1,679,355	1,401,423	$10,406,636	28%
2010	1,679,042	1,393,604	$6,174,062	37%
2009	1,103,824	916,173	$2,526,663	40%

Concentration of Sales:  During the three years ending December 31, 2011, the following sales were made to our three largest customers:

	For the Year Ended
Largest Customers	December 31, 2011	December 31, 2010	December 31, 2009
Customer A	$1,771,173	$602,980	$194,920
Customer B	2,941,143	2,435,978	1,034,860
Customer C	2,887,862	666,600	559,480
	$7,600,178	$3,705,558	$1,789,260
% of total revenues	57.90%	40.80%	43.60%

Three Largest	Year End	Year End
Accounts Receivable	December 31, 2011	December 31, 2010
Kohler Corporation	$299,273	$62,454
Alpha Gary Corporation	254,940
GE Lighting (LPC)	252,000
H.B. Chemical Co.		226,600
BASF Catalysts LLC		196,810
	$806,213	$485,864
% of Total Receivables	64.20%	61.20%

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

None.

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

ITEM 6.  SELECTED FINANCIAL DATA

December 31,	2011	2010	2009	2008	2007
Balance Sheet Data:
Current assets	$2,816,981	$1,848,825	$539,814	$229,826	$503,037
Property, plant, and equipment	6,047,004	3,845,000	3,404,154	2,960,624	2,777,116
Restricted cash	74,777	74,311	73,916	80,664	65,736
Other assets	54,766	94,766	-	-	-
Total assets	$8,993,528	$5,862,902	$4,017,884	$3,271,114	$3,345,889

Current liabilities	$1,595,433	$784,322	$848,443	$1,325,575	$1,850,139
Long-term debt	158,218	82,407	98,710	54,541	19,711
Stock payable to directors for services	230,004	-	-	-	-
Accrued reclamation costs	241,500	107,500	107,500	107,500	107,500
Deferred revenue - non-current	-	-	-	-	640,000
Total Liabilities	2,225,155	974,229	1,054,653	1,487,616	2,617,350
Shareholders' equity	6,768,373	4,888,673	2,963,231	1,783,498	728,539
Total liabilities and
shareholders' equity	$8,993,528	$5,862,902	$4,017,884	$3,271,114	$3,345,889

Income Statement Data:
Revenues	$13,118,090	$9,073,324	$4,103,340	$5,275,987	$5,259,127

Cost of revenues	11,443,892	7,699,592	3,734,294	5,014,007	5,287,430
Operating expenses	782,667	950,163	605,232	641,749	545,279
Other (income) expense	149,001	111,356	58,657	(712,133)	50,110
Total expenses	12,375,560	8,761,111	4,398,183	4,943,623	5,882,819

Income (loss) before income taxes	742,530	312,213	(294,843)	332,364	(623,692)
Income tax benefit (expense)	(105,610)	493,000	-	-	-
Net income (loss)	$636,920	$805,213	$(294,843)	$332,364	$(623,692)

Per Share Data
Net income (loss) per share:
Basic	$0.01	$0.01	$(0.01)	$0.01	$(0.02)
Diluted	$0.01	$0.01	$(0.01)	$0.01	$(0.02)
Weighted average shares outstanding:
Basic	58,855,348	54,356,693	49,855,229	43,049,076	41,375,287
Diluted	59,381,175	54,578,054	49,885,229	43,549,076	41,375,287

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

Overview

Although we are expanding our operations in Mexico, as in prior years, we still remain dependent on our suppliers.  We will remain an antimony producer for the future, although we anticipate greater precious metals and zeolite revenue.  We are commencing production of our own raw materials from our mine, mill, and smelter in Mexico to ensure a steady flow of products for sale.  Our mine at Los Juarez, our Puerto Blanco mill, and our smelter at Madero, Mexico, will be producing a significant portion of our raw materials commencing with 2013.  Our production for 2012 is expected to be similar to 2011, but we expect to complete the installation of more crusher capacity, the flotation and ball mill, and more smelter furnaces during 2012.  We therefore expect more production and sales in 2013 due to the availability of more raw materials. We also have plans to commence installation of a natural gas pipeline in 2012 to replace propane as the fuel used in our Mexico smelter.  We expect the pipeline to cost approximately $1 million dollars, and that it will reduce our smelter fuel cost by approximately 75%. We expect to spend approximately $2 million dollars for improvements at our Mexico facility in 2012, and that the funding for these improvements will come from the issuance of restricted stock and cash flow from operations.   If the world economy improves, we expect to benefit from an increase in antimony prices.  If the world economy does not improve, or if it worsens, we expect to see stagnant or decreasing commodity prices for antimony.

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

Results of Operations

Comparison of Years ended December 31, 2011, 2010, and 2009.  During the three year period ending December 31, 2011, the most significant event affecting our financial performance was the increase in the price of antimony.  During the year ending December 31, 2011, the most significant event was the commencement of production at our Mexico operations.  During the year ending December 31, 2010, we recorded an impairment loss of $199,302, which is included in other operating expenses in the above table.  Going forward, the increased supply of raw material from Mexico, and the metal prices for both antimony and precious metals, will be the most significant factors influencing our operations.  The following are highlights of the significant changes during the three year period:

●
Our revenues from antimony increased in 2011 by approximately $4,232,000 (68%) from 2010 primarily due to an increase in the price of antimony metal of approximately $4,135,000, which was offset by a decrease in the amount of antimony sold, of approximately $98,000.  Revenues in 2010 were approximately $3,647,000 (144%) greater than 2009 due to an increase in both the price of antimony metal of approximately $1,697,000, and the amount of antimony sold, approximately $1,950,000.  Sales in 2009 were depressed due to the fact that the poor world economy caused our main supplier of antimony to reduce its production, and we did not have enough raw materials to operate at full capacity.

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

During the year ended December 31, 2010, the cash provided by operations was increased by the addition of a deferred tax asset for $493,000.  In 2011, an increase in inventories due to raw materials purchased per supply agreements reduced cash flows from operations by approximately $923,000, and in 2011 and 2010, increases in accounts receivable due to December sales reduced cash flows from operations by approximately $546,000 and $583,000, respectively.  An increase in accounts payable, not paid because of the increase in the amount of accounts receivable due at year end, increased our cash flow from operations by approximately $585,000 for 2011.  The current portion of our long term debt is serviceable from the cash generated by operations.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are significantly affected by changes in the price of antimony.  The price of antimony can fluctuate widely and is influenced by numerous factors such as demand, production levels, and world political and economic events.  During the past ten years, the price of antimony metal has ranged from a low of $.88 per pound to a high of $6.97 per pound.  Analysis of our costs indicate that, for the year ending December 31, 2011, raw material costs were approximately 50% of our cost of revenues (cost 0f goods sold).  Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production. We estimate that a $2 decrease in the price of antimony would result in a $1 decrease in our gross profit.  We would see significant decreases in gross revenues, gross profits, net income, and cash flow if the price of antimony were to decrease substantially.

ITEM 7B.   CRITICAL ACCOUNTING ESTIMATES

We have, besides our estimates of the amount of depreciation on our assets, two critical accounting estimates.

•
  The value of our unprocessed purchased ore in our inventory is based on assays taken at the time the ore is delivered, and may vary when the ore is processed and final settlement is made.  We assay purchased ore to estimate the amount of antimony contained per metric ton, and then make an advance payment based on the Rotterdam price of antimony and the % of antimony contained.  Our payment scale incorporates a penalty for ore with a low percentage of antimony.  After processing the ore and determining a final recovery of the amount of antimony metal in a lot of purchased ore, a final settlement is made, and any underpayment or overpayment is accounted for.  It is reasonably likely that the initial assay used for advance payment will differ from the amount of metal recovered from a given lot.  If the initial assay of a lot of ore on hand at the end of a reporting period were different, it would cause a change in our reported inventory and accounts payable amounts, but would not change our reported cost of goods sold or net income amounts.  At December 31, 2011, if we had overestimated the per cent of antimony in our total inventory of purchased ore by 2.5%, (a 10% correction to the amount of antimony metal contained if we estimated 25.0% antimony per metric ton), the amount of our inventory and accounts payable would be smaller by approximately $64,000.  Our net income would not be affected.  The amount of the accounting estimate is in a constant state of change because the amount of purchased ore and the per cent of metal contained are constantly changing.  Due to the amount of ore on hand at the end of a reporting period as compared to the amount of total assets, liabilities, equity, and the ore processed during a reporting period, any change in the amount of estimated metal contained would likely not result in a material change to our financial condition.

•
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

Changes in internal control over financial reporting

During the quarter ended December 31, 2011, we hired a Certified Public Accountant to be the Chief Financial Officer.  As Chief Financial Officer, he will oversee the preparation of our quarterly and annual financial statements and SEC filings.  He will assist the Controller in application of generally accepted accounting principles as necessary, will assess and implement internal controls, and will work on special projects as directed by the Board of Directors and management.

There were no other significant change to internal controls for the quarter or year ended December 31, 2011.

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

Payments to Directors

Name and Principal Position	Fees Earned or paid in Cash	Stock Awards	Other Compensation	Total Fees, Salary, Awards, and Other Compensation
John C. Lawrence, President and Chairman		$40,001		$40,001
Gary D. Babbitt, Director	$36,000	$40,001		$76,001
Leo Jackson, Director	$60,000	$40,001		$100,001
Russell Lawrence, Director and Vice President		$40,001		$40,001
Hartmut Baitis, Director		$29,999		$29,999
Patrick Dugan, Director		$40,001		$40,001
Totals	$96,000	$230,004		$326,004

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	All Other Compensation (1)	Total
John C. Lawrence, President and Chief Executive Officer	2011 2010 2009	$126,000 $102,500 $100,000	N/A	$40,001 $13,520 $6,500	$5,538 $5,538 $5,538	$171539 $121,558 $112,038
Russell Lawrence, Vice President for Latin America	2011 2010 2009	$85,000 $85,000 $85,000	N/A	$40,001 $13,520 $6,500		$125,001 $98,520 $91,500

(1)	Represents earned but unused vacation.

(2)	These figures represent the fair values, as of the date of issuance, of the annual director's fee payable to Mr. Lawrence in the form of shares of USAC's common stock.

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

The following table sets forth information concerning the outstanding equity awards at December 31, 2011, held by our principal executive officer.  There were not any other outstanding equity awards or plan based awards to officers or directors as of December 31, 2011.

Outstanding Equity Awards
at Fiscal Year End
Option Awards

			Equity Incentive Plan Awards:			Number of	Market Value of
			Number of Securities	Option	Option	Shares of Stock	Shares of Stock
			Underlying Unexercised	Exercise	Expiration	That Have Not	That Have Not
Name	Number of Securities Underlying Unexercised Options		Unearned Options	Price	Date	Vested	Vested
	Exercisable	Unexercisable
	#	#

John C. Lawrence	250,000	0	None	$0.25	None	None	None
(Chairman of the Board
of Directors and Chief
Executive Officer)

Stock Awards

Name	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested
	None	N/A	None	None

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

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class (1)		Percent of all Voting Stock
Common Stock	Reed Family Limited Partnership 328 Adams Street Milton, MA 02186	3,918,335		6.60%		6.40%	%
Common Stock	The Dugan Family c/o A.W.Dugan 1415 Louisana Street, Suite 3100 Houston, TX 77002	6,362,927	(3)	10.70%		10.40%	%
Series B Preferred	Excel Mineral Company P.O. Box 3800 Santa Barbara, CA 93130	750,000	(5)	100.00%		N/A
Series C Preferred	Richard A. Woods 59 Penn Circle West Penn Plaza Apts. Pittsburgh, PA 15206	48,305	(4)	27.10%		*
Series C Preferred	Dr. Warren A. Evans 69 Ponfret Landing Road Brooklyn, CT 06234	32,203	(4)	18.10%		*
Series C Preferred	Edward Robinson 1007 Spruce Street, 1st floor Philadelphia, PA 19107	32,203	(4)	18.10%		*
Series C Preferred	All Series C Preferred Shareholders as a Group	177,904	(4)	100.00%		*
Common Stock	John C. Lawrence Russell Lawrence Leo Jackson Garry Babbitt Pat Dugan Mathew Keane Daniel Parks	4,103,653 156,000 292,000 134,167 156,000 10,300 4,500		6.90 * * * * * *	%	6.70% * * * * * *	%
Common Stock	All Directors and Executive Officers as a Group	4,856,620		8.20%		7.90%	%
Series D Preferred	John C. Lawrence Leo Jackson Garry Babbitt	1,590,672 102,000 58,333	(4)	90.80 5.80 3.40	% % %	2.60% * *	%
Series D Preferred	All Series D Preferred Shareholders as a Group	1,751,005	(4)	100.00%		2.80%	%
Common Stock and Preferred Stock w/voting rights	All Directors and Executive Officers as a Group All preferred Shareholders that are officers or directors	4,856,620 - 1,751,005	(2) (4)	8.20 - 90.80	% %	7.90% - 2.80%	% %
Common and Preferred Voting Stock	All Directors and Executive Officers as a Group	6,607,625		10.80%		10.80%	%

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

*	Applicable per cent is less than 1%

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

UNITED STATES ANTIMONY CORPORATION (Registrant)

By:		Date: June 20, 2013
John C. Lawrence, President, Director, and Principal Executive Officer

By:		Date: June 20, 2013
Daniel L. Parks, Chief Financial Officer

By:		Date: June 20, 2013
Alicia Hill, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	Date: June 20, 2013
John C. Lawrence, Director and President (Principal Executive)

By:	Date: June 20, 2013
Leo Jackson, Director

By:	Date: June 20, 2013
Gary D. Babbitt, Director

By:	Date: June 20, 2013
Patrick Dugan, Director

By:	Date: June 20, 2013
Russell Lawrence, Director

By:	Date: June 20, 2013
Hart Baitis, Director

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

At December 31, 2011 and 2010, the Company had net deferred tax assets as follows:

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

At December 31, 2011, the Company had unexpired federal regular tax net operating loss carry forwards of approximately $170,000, which expire between 2026 and 2029.  In addition, the Company has unexpired Montana state net operating loss carry forwards of $20,000 which expire between 2013 and 2016 and approximately $1.3 million in Mexico which expires between 2019 and 2021.

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