Form 10-Q/A
period 2012-06-30
UNITED STATES ANTIMONY CORP
filed 2013-06-21
CIK 101538

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

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIALCONDITION, CONTINUED

The pounds of antimony produced and sold was up 70,000 lbs ($452,000) from the same quarter in the prior year, but the sales price per pound was down $1.10 ($352,000) from the prior year quarter.  The cost of production in the USA was down by $275,000 and $361,000 for the quarter and six months due to the decrease in the cost of antimony metal, but the cost of product from Mexico was up $190,000 and $435,000 for the quarter and six months, respectively, due to the increase in the   amount of product received. The non-production costs in Mexico were up due to the inefficiencies of starting a major production facility.  A temporary decrease in the delivery of raw materials from a major supplier in June resulted in decreased results for the quarter, but the deliveries have resumed and are on schedule. The pounds of product (raw material) from Mexico increased by 40,000 and 93,000 lbs for the quarter and the six months, respectively, and we should see additional increases in the upcoming quarters.  Costs incurred in getting the Mexico plants in operation were substantial in 2012, and will continue during the remainder of the year as production is being ramped up.  Conversely, we will have more antimony products from Mexico to sell, and the cost of raw material per pound of antimony produced will decrease as we are able to work more raw materials from Mexico into our production.  In addition, we expect to have increased revenue from precious metals as we process more of the raw materials supplied by our Mexico division.  We contracted in July, 2012, to install a natural gas pipeline for our Mexico smelter operation that we expect to cost $1MM.  Our fuel costs are our second largest expense after raw material in Mexico, and we are expecting the switch from propane to natural gas to decrease our Mexico fuel costs by 75% when the pipeline is complete.  The pipeline should be completed in approximately nine to twelve months.

Our zeolite sales increased by $297,000 and $604,000 for the quarter and six months over the comparable periods for 2011, and the sales price per ton was also better than the prior year.  This was due to an increase in the tons of zeolite sold of 118 and 874 tons for the quarter and six months ended, and an increase in the sales price due to an additive for a customer.  The additive also was a primary cost in the increase in our cost f production for zeolite, along with the increase in the amount of product sold.  We expect higher sales prices and production costs to continue through the remainder of the year.

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

Our net working capital increased by $3,267,000 from December 31, 2011.  This was primarily due to a $582,000 increase in cash from operations, and $4,711,000 cash from the sale of stock, versus $1,163,000 net cash from the sale of stock for the same period in 2011.  The increase in cash from operating activities was largely due to a decrease in accounts receivable of $835,000, versus an increase of $349,000 for the same period in 2011.  We spent $1,370,000 and $1,038,000 cash during the six months ended June 30, 2012 and 2011, respectively, to purchase property plant and equipment, primarily in Mexico.  Other decreases to cash were for payments of accounts payable, checks issued but not cleared at end of year, and payments on long term debt.  We issued $358,800 stock to Directors for payment of the obligations to related parties accrued at December 31, 2011.  We have estimated commitments for construction and improvements, including $1MM for the natural gas pipeline, of approximately $2MM over the next twelve months.  We believe that with $3,444,000 of cash, along with future cash flow from operations, we have adequate liquid assets to meet these commitments and service our debt.  We have lines of credit of $202,000 which have not been drawn on at June 30, 2012.

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

No other significant changes were made to internal controls.

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