Form 10-Q/A
period 2012-09-30
UNITED STATES ANTIMONY CORP
filed 2013-06-21
CIK 101538

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

For the three and nine month periods ended September 30, 2012 compared to the three and nine month periods ended September 30, 2011

Results of Operations by Division

Antimony - Combined USA	3rd Qtr	3rd Qtr	Nine Months	Nine Months
and Mexico	2012	2011	2012	2011
Lbs of Antimony Metal USA	314,053	385,279	1,020,085	1,037,237
Lbs of Antimony Metal Mexico:	57,545	45,918	233,163	166,789
Total Lbs of Antimony Metal Sold	371,598	431,197	1,253,248	1,204,026
Sales Price/Lb Metal	$5.31	$6.15	$5.33	$6.09
Net income (loss)/Lb Metal	$(0.42)	$1.43	$(0.39)	$0.64

Gross antimony revenue - net of discount	$1,974,535	$2,649,889	$6,678,725	$7,337,484
Precious metals revenue	144,082	142,421	525,707	480,003
Production costs - USA	(1,173,827)	(1,639,741)	(4,200,298)	(5,128,984)
Product cost - Mexico	(268,735)	(214,437)	(1,088,871)	(778,905)
Direct sales and freight	(63,225)	(87,500)	(277,204)	(200,612)
General and administrative - operating	(246,148)	(56,487)	(702,626)	(171,702)
Mexico non-production costs	(135,049)	(9,651)	(316,346)	(128,444)
General and administrative - non-operating	(313,378)	(115,932)	(913,350)	(484,790)
Net interest	627	(2,321)	4,175	122
EBITDA	(81,118)	666,241	(290,088)	924,172
Depreciation & amortization	(75,574)	(51,746)	(198,050)	(148,612)
Net income (Loss) - antimony	$(156,692)	$614,495	$(488,138)	$775,560

Zeolite
Tons sold	2,260	2,819	8,960	8,662
Sales Price/Ton	$237.39	$191.45	$223.50	$166.77
Net income (Loss)/Ton	$(8.16)	$33.20	$14.09	$10.24

Gross zeolite revenue	$536,506	$539,698	$2,002,546	$1,444,552
Production costs	(402,165)	(262,645)	(1,380,675)	(835,758)
Direct sales and freight	(39,659)	(42,610)	(129,378)	(129,691)
Royalties	(47,945)	(24,266)	(176,992)	(121,317)
General and administrative	(10,093)	(62,982)	(31,908)	(119,800)
EBITDA	36,644	147,195	283,593	237,986
Depreciation	(55,077)	(53,617)	(157,355)	(149,254)
Net income (Loss) - zeolite	$(18,433)	$93,578	$126,238	$88,732

Company-wide
Gross revenue	$2,655,123	$3,332,008	$9,206,978	$9,262,039
Production costs	(1,844,727)	(2,116,823)	(6,669,844)	(6,743,647)
Other operating costs	(542,119)	(283,496)	(1,634,454)	(871,566)
General and administrative - non-operating	(313,378)	(115,932)	(913,350)	(484,790)
Net interest	627	(2,321)	4,175	122
EBITDA	(44,474)	813,436	(6,495)	1,162,158
Income tax benefit (expense)			74,311	(24,426)
Depreciation & amortization	(130,651)	(105,363)	(355,405)	(297,866)
Net income (Loss)	$(175,125)	$708,073	$(287,589)	$839,866

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

Revenues from antimony sales decreased by $676,000 and $659,000 for the third quarter and nine month periods of 2012, as compared to the same periods of 2011.  The pounds of antimony produced and sold was down 59,600 lbs ($366,000) from the third quarter of 2011, while the sales were up 49,200 lbs ($300,000) from the nine month period one year ago.  The sales price per pound was down $0.84 per lb ($312,000) from the same quarter one year ago, and down $0.76 per lb ($952,000) from the nine month period for the prior year.  The pounds of product (raw material) from Mexico increased 11,627 lbs over the same quarter and 66,374 lbs over the nine months from one year ago.  The flotation plant at Puerto Blanco is on line since early October of 2012, and we should see increased product from Mexico in the upcoming quarters.  Non-production costs incurred in getting the Mexico plants in operation increased by $125,000 and $188,000 for the quarter and nine months ended September 30, 2102, as compared to the same periods for 2011.  We expect the non-production costs for Mexico to be substantial for the remainder of 2012 as production is being ramped up.  Conversely, we will have more antimony products from Mexico to sell, and the cost of raw material per pound of antimony produced will decrease as we are able to work more raw materials from Mexico into our production.  In addition, we expect to have increased revenue from precious metals as we process more of the raw materials supplied by our Mexico division.  We contracted in July 2012 to install a natural gas pipeline for our Mexico smelter operation.  Our fuel costs are our second largest expense after raw material in Mexico, and we are expecting the switch from propane to natural gas to decrease our Mexico fuel costs by 75%.  We have spent $132,000 on the pipeline project as of September 30, 2012, and our projections are that the total cost will be approximately $1 million. We expect the pipeline to be completed in nine months.
We had sales of precious metals since 2009 as follows:

Silver/Gold	2009	2010	2011	2012 YTD
Ounces Gold Shipped	31.797	101.127	161.711	72.609
Ounces Silver Shipped	6,870.10	31,545.22	17,472.99	16,370.15

Zeolite sales decreased by approximately $3,000 and increased by approximately $558,000 for the quarter and nine month periods ended September 30, 2012, respectively, when compared to the same quarters from 2011.  Zeolite sold in the third quarter of 2012 decreased by 559 tons ($132,000) from the tons sold the third quarter of 2011, but was up by 298 tons ($70,000) for the nine months ended September 30, 2012.  The price per ton increased by $46 per ton ($129,000) and $56 per ton ($485,000) for the quarter and nine months periods ending September 30, 2012, when compared to the same quarters from 2011.  The sales price per ton was better than the prior year’s sales price for both periods due to the cost of an additive for a customer.  The cost of the additive was also was the primary reason that production costs were up $144,000 and $545,000 for the quarter and nine months ended September 30, 2012, when compared to the same quarters for 2011.  We expect that the increase in the price per ton for both sales and production costs to continue through the remainder of the year.

Our general and administrative costs are significantly higher than the prior year, and management is aggressively seeking ways to bring this cost down.  During the three months and nine months ended September 30, 2012, we incurred approximately $88,000 in one time charges related to our listing on the NYSE MKT stock exchange.  Expenses for Directors’ fees were $81,753 and $0, for the nine months ended September 30, 2012 and 2011, respectively.

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

Our net working capital increased by approximately $2,415,000 million from December 31, 2011.  This was primarily due to an increase of $482,000 in cash from operations, and $4,685,000 cash from the sale of restricted stock, versus $1,160,000 for the same period in 2011. The increase in cash from operating activities was largely due to a decrease in accounts receivable of $946,000, versus an increase of $123,000 for the same period in 2011.  We spent $2,292,000 and $1,745,000 cash to purchase property, plant and equipment, primarily in Mexico.  Other decreases to cash were for payments of accounts payable, checks issued but not cleared at end of year, and payments of long-term debt.  During the nine months ended September 30, 2012, we issued $358,800 of stock to Directors for payment of the obligations to related parties accrued at December 31, 2011.We have estimated commitments for construction and improvements, including $750,000 for the natural gas pipeline, of approximately $1,500,000 over the next twelve months. We believe that with $2,376,000 of cash, along with future cash flow from operations, we have adequate liquid assets to meet our commitments and service our debt.  We have lines of credit of $202,000 which have not been drawn on at September 30, 2012.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Since December 31, 2011, the Company has appointed three independent Director’s to an Audit Committee which has been actively involved in the Company's internal controls over financial reporting through communications with the Company’s management and outside auditors.  The CFO has reviewed bank reconciliations, capital expenditures, calculation of depreciation and amortization, and has prepared a formal capitalization document since December 31, 2011.

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

None.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date:	June 20, 2012	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President
(Principal Executive)

Date:	June 20, 2012	By:	/s/ Daniel L. Parks
Daniel L. Parks, Chief Financial Officer

Date:	June 20, 2012	By:	/s/ Alicia Hill
Alicia Hill, Controller