Form 10-Q
period 2013-06-30
UNITED STATES ANTIMONY CORP
filed 2013-08-08
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________, to ____________.

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

YES	☑	No	☒

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.

YES	☐	No	☑

At August 9, 2013, the registrant had outstanding 62,621,726 shares of par value $0.01 common stock.

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

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED JUNE 30, 2013

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)	1-12

Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	13-15

Item 3:	Quantitative and Qualitative Disclosure about Market Risk	16

Item 4:	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	17

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3:	Defaults upon Senior Securities	17

Item 4:	None	17

Item 5:	Other Information	17

Item 6:	Exhibits and Reports on Form 8-K	17

SIGNATURE		19

CERTIFICATIONS

[The balance of this page has been intentionally left blank.]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$365,694	$1,000,811
Certificates of deposit	245,940	243,616
Accounts receivable, less allowance
for doubtful accounts of $4,031	520,695	456,159
Inventories	878,431	1,192,189
Other current assets	216,527	170,529
Deferred tax asset	-	39,824
Total current assets	2,227,287	3,103,128

Properties, plants and equipment, net	11,843,592	10,576,406
Restricted cash for reclamation bonds	75,251	75,251
Deferred tax asset	-	189,627
Other assets	562,973	498,496
Total assets	$14,709,103	$14,442,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,676,716	$1,181,223
Deferred revenue	30,000	-
Due to factor	202,635	23,536
Accrued payroll, taxes and interest	100,730	89,541
Other accrued liabilities	18,394	30,220
Payables to related parties	1,681	17,522
Long-term debt, current portion	378,033	461,354
Total current liabilities	2,408,189	1,803,396

Derivative liability	108,750	-
Long-term debt, net of current portion	979,735	1,044,140
Asset retirement obligation and accrued reclamation costs	253,560	249,540
Total liabilities	3,750,234	3,097,076

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $885,000)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference of $4,755,582)	17,509	17,509
Common stock, $0.01 par vaue, 90,000,000 shares authorized;
62,621,726 and 61,896,726 shares issued and outstanding	626,217	618,966
Additional paid-in capital	31,312,469	30,745,650
Accumulated deficit	(21,006,605)	(20,045,572)
Total stockholders' equity	10,958,869	11,345,832
Total liabilities and stockholders' equity	$14,709,103	$14,442,908

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUES	$2,954,677	$3,498,301	$5,921,452	$6,551,855

COST OF REVENUES	2,956,589	3,209,381	5,985,498	6,142,206

GROSS PROFIT (LOSS)	(1,912)	288,920	(64,046)	409,649

OPERATING EXPENSES:
General and administrative	237,002	228,411	461,520	415,984
Professional fees	27,068	34,337	129,053	132,644
TOTAL OPERATING EXPENSES	264,070	262,748	590,573	548,628

INCOME (LOSS) FROM OPERATIONS	(265,982)	26,172	(654,619)	(138,979)

OTHER INCOME (EXPENSE):
Interest income	128	1,493	3,217	3,549
Interest expense	(35,540)	-	(37,001)	-
Factoring expense	(21,363)	(23,895)	(43,179)	(51,344)
TOTAL OTHER INCOME (EXPENSE)	(56,775)	(22,402)	(76,963)	(47,795)

INCOME (LOSS) BEFORE INCOME TAXES	(322,757)	3,770	(731,582)	(186,774)

INCOME TAX (EXPENSE) BENEFIT	(229,451)	-	(229,451)	74,311

NET INCOME (LOSS)	$(552,208)	$3,770	$(961,033)	$(112,463)
Net income (loss) per share of common stock:
Basic	$(0.01)	$ Nil	$(0.02)	$ Nil
Diluted	$(0.01)	$ Nil	$(0.02)	$ Nil

Weighted average shares outstanding:
Basic	61,912,660	61,786,822	61,904,737	61,786,822
Diluted	61,912,660	62,427,710	61,904,737	61,786,822

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30, 2013	June 30, 2012
Cash Flows From Operating Activities:
Net income (loss)	$(961,033)	$(112,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	367,334	217,385
Accretion of asset retirement obligation	4,020	4,020
Amortization of debt discount	34,759	-
Common stock issued to directors for services	2,628	176,191
Deferred income tax expense (benefit)	229,451	(74,311)
Change in:
Accounts receivable, net	(64,536)	835,467
Inventories	313,758	(10,458)
Other current assets	(45,998)	250,736
Other assets	(66,802)	(73,920)
Accounts payable	116,933	(165,611)
Due to factor	179,099	-
Accrued payroll, taxes and interest	11,189	(43,519)
Other accrued liabilities	(11,825)	(55,596)
Deferred revenue	30,000	(43,760)
Payables to related parties	(15,841)	(321,544)
Net cash provided by operating activities	123,136	582,617

Cash Flows From Investing Activities:
Purchase of certificates of deposit	-	(242,800)
Purchase of properties, plants and equipment	(1,255,960)	(1,370,877)
Net cash used by investing activities	(1,255,960)	(1,613,677)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants, net of offering costs	680,192	4,711,842
Principal payments on long-term debt	(182,485)	(128,298)
Change in checks issued and payable		(113,908)
Net cash provided by financing activities	497,707	4,469,636

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(635,117)	3,438,576

Cash and cash equivalents at beginning of period	1,000,811	5,427
Cash and cash equivalents at end of period	$365,694	$3,444,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Properties, plants and equipment acquired with long-term debt	-	$283,940
Properties, plants and equipment acquired with accounts payable	$378,560	-
Common stock issued for prepaid directors fees	-	$358,800
Fair value of derivative liability	$108,750	-

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

Certain consolidated financial statement amounts for the three and six month periods ended June 30, 2012 have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on the net income (loss) or accumulated deficit as previously reported.

Management estimates their effective tax rate at 39% for the current year.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

During the six months ended June 30, 2013 and 2012, the Company incurred interest expense of $46,416 and $23,600, respectively, of which $9,415 and $23,600, respectively, has been capitalized as part of the cost of construction projects in Mexico.

2. Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock. Management has determined that the calculation of diluted earnings per share for the three and six month periods ended June 30, 2013 and the six month period ended June 30, 2012, is not applicable since any additions to outstanding shares related to common stock equivalents would be anti-dilutive.

As of June 30, 2013 and 2012, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	June 30, 2013	June 30, 2012
Warrants	2,297,167	1,889,667
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	4,048,172	3,640,672

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

3.  Inventories:

Inventories at June 30, 2013, and December 31, 2012, consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight allocated based on production quantity. Inventory at June 30, 2013, and December 31, 2012, is as follows:

	June 30, 2013	December 31, 2012
Antimony Metal	$-	$152,821
Antimony Oxide	416,135	295,613
Antimony Concentrate	61,590	46,008
Antimony Ore	238,385	500,192
Total antimony	716,110	994,634
Zeolite	162,321	197,555
Total Inventory	$878,431	$1,192,189

4.  Accounts Receivable and Due to Factor:

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

Accounts Receivable	June 30, 2013	December 31, 2012
Accounts receivable - non factored	$282,260	$432,500
Accounts receivable - factored with recourse	242,466	27,690
less allowance for doubtful accounts	(4,031)	(4,031)
Accounts receivable - net	$520,695	$456,159

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

5. Other Assets:

Soyatal

Included in Other Assets at June 30, 2013 are credits of approximately $379,000 for advances we have made to the previous Soyatal operator for equipment and antimony ore mill feed which we plan to utilize as an offset to our purchase of the Soyatal property or offset from future ore purchase payments which may become due to Soyatal.

Guadalupe

In March of 2012 we entered into a supply agreement with Grupo Roga or “Guadalupe” for antimony ore. As of June 30, 2013 we had received approximately 26 metric tons of antimony ore under this agreement. In 2012 and 2013 we made advances to Guadalupe to fund their antimony mining operations. The mining, trucking, and milling costs on this ore have exceeded its value by approximately $335,000. As Guadalupe has agreed to deduct these excess costs through future antimony ore purchases and (or) option payments for the Guadalupe property, we have recorded the excess costs as Other Assets at June 30, 2013.

6. Commitments and Contingencies:

In 2005, a subsidiary of the Company signed an option agreement that gives it the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually. Total payments will not exceed $1,430,344, reduced by taxes paid. During the six months ended June 30, 2013, and the year ended December 31, 2012, $65,217 and $86,956, respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. The Company has accrued $5,431 in other accrued liabilities as of June 30, 2013, related to such assessments.

During the six months ended June 30, 2012, the Company negotiated a new credit facility increasing the Company’s lines of credit by $202,000. As part of this agreement, we have pledged two $101,000 certificates of deposit as collateral. The increased loan facility allows us access to borrowings at an interest rate of 3.15% for the portion of the credit line used. At June 30, 2013, we did not have any outstanding line of credit debt.

In June of 2013 the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease calls for a mandatory term of 2 years and requires payments of $25,000 per month for the first six months of the term and $30,000 per month for the remaining months of the term.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

7. Long – Term Debt:

Long-Term debt at June 30, 2013, and December 31, 2012 , is as follows:	June 30,	December 31,
	2013	2012
Note payable to Thermo Fisher Financial Co., bearing interest at 5.67%; payable in monthly installments of $3,522; maturing
September 2013; collateralized by equipment.	$13,813	$34,310
Note payable to Thermo Fisher Financial Co., bearing interest at 8.54%; payable in monthly installments of $2,792; maturing
December 2013; collateralized by equipment.	22,333	30,708
Note payable to Stearns Bank, bearing interest
at 6.9%; payable in monthly installments of $3,555; maturing
December 2014; collateralized by equipment.	60,638	79,500
Note payable to Western States Equipment Co., bearing interest at 6.15%; payable in monthly installments of $2,032; maturing
June 2015; collateralized by equipment.	45,791	56,390
Note payable to CNH Capital America, LLC, bearing interest
at 4.5%; payable in monthly installments of $505; maturing
June 2013; collateralized by equipment.	-	3,478
Note payable to Catepillar Financial, bearing interest at 5.95%;
payable in monthly installments of $827; maturing September 2015;
collateralized by equipment.	20,845	25,823
Note payable to GE Capital, bearing interest at 2.25%; payable in monthly installments of $359; maturing July 2013; collateralized by
equipment.	715	2,847
Note payable toDe Lage Landen Financial Services
bearing interest at 5.30%; payable in monthly installments of $549;
maturing March 2016; collateralized by equipment.	16,825	19,629
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	43,364	55,365
Note payable to De Lage Landen Financial Services,
bearing interest at 5.12%; payable in monthly installments of $697;
maturing December 2014; collateralized by equipment.	12,695	16,496
Note payable to Catepillar Financial, bearing interest
at 6.15%; payable in monthly installments of $766; maturing
August 2014; collateralized by equipment.	10,295	14,535
Note payable to De Lage Landen Financial Services,
bearing interest at 5.28%; payable in monthly installments of $709;
maturing June 2014; collateralized by equipment.	8,264	12,235
Note payable for Corral Blanco Land, bearing interest at 6.0%,
due May 1, 2013; collateralized by land	-	86,747
Note payable for Soyatal Mine, 7.0 % interest,
annual payments of $200,000 through 2019;	1,102,190	1,067,431
	1,357,768	1,505,494
Less Current portion	(378,033)	(461,354)
Non-Current portion	$979,735	$1,044,140

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8. Concentrations of Risk:

Sales to Three	For the Three Months Ended		For the Six Months Ended
Largest Customers	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Alpha Gary Corporation	$1,063,716	$696,653	$2,042,206	$1,391,103
General Electric	195,300	-	390,600	-
Kohler Corporation	712,485	524,418	1,572,430	1,249,561
Polymer Products Inc.	-	464,286	-	914,027
	$1,971,501	$1,685,357	$4,005,236	$3,554,691
% of Total Revenues	66.70%	48.20%	67.60%	54.30%

Three Largest	June 30,	December 31,
Accounts Receivable	2013	2012
Kohler Corporation	$208,324
Alpha Gary Corporation	-	$194,005
Agranco, Inc.	51,058	-
Quantum Remediation	-	101,149
Scutter Enterprises	31,894	41,512
	$291,276	$336,666
% of Total Receivables	55.90%	73.80%

9. Related Party Transactions:

During the first three and six months of 2012, the Company paid $6,655 and $22,026, respectively, to directors of the Company for services provided in permitting and other construction related activities at Mexican mill sites. The Company did not pay any fees to directors for services provided in permitting and construction activities in 2013.

During the first three and six months of 2013 and 2012, the Company paid $23,085 and $37,945 in 2013, respectively, and $16,875 and $38,715, respectively, in 2012, to John Lawrence, our president and Chief Executive Officer, as reimbursement for equipment used by the Company.

10. Income Taxes:

The Company recognized a deferred income tax provision of $229,451 during the quarter ended June 30, 2013. The provision provides a valuation allowance equal to 100% of the net deferred tax asset, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of the net deferred tax asset.

11. Stockholder’s Equity:

Issuance of Common Stock for Cash

During the second quarter of 2013 the Company sold an aggregate of 725,000 of its unregistered common stock to existing stockholders and other parties for $680,192, net of offering costs. In connection with the sale 362,500 warrants to purchase shares of the Company’s common stock for $1.20 were issued. The warrants expire in one year and contained a provision that require the Company to make a cash payment to holders of the warrants equal to the Black-Scholes value of the remaining unexercised portion of the warrant in the event of a Fundamental Transaction.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

11. Stockholder’s Equity, Continued:

Generally accepted accounting principles require the Company to account for the warrants as a derivative liability. At June 28, 2013, the closing date of the private placement, the Company recorded a derivative liability associated with the warrants of $108,750.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	0.15%
Expected dividend Yield	None
Expected term	1 year
Expected volatility	75.4%

During the six months ended June 30, 2012, the Company sold an aggregate of 2,056,334 shares of unregistered common stock to existing stockholders and other parties for $4,711,842. In connection with the sales of the Company’s common stock, 1,028,167 warrants to purchase shares of the Company’s common stock at $2.50 per share, and 1,425,982 warrants at $3.50 per share, were issued. Expenses of $414,661 connected to the issuance of the unregistered shares were deducted from additional paid in capital.

Issuance of Common Stock for Services

At December 31, 2011, the Company declared, but did not issue, 95,835 shares of unregistered common stock to be paid to its directors for services, having a fair value of $230,004, based on the current stock price at the date declared. During the first six months of 2012, the company issued 149,500 shares of unregistered common stock with a fair market value of $358,800 to the Directors as compensation for past and future services. During the first six months of 2012, the Company awarded 39,406 of the remaining 53,665 shares of unregistered common stock to its directors for services, having a fair value of $151,191, based on the current stock price at the date awarded. 6,423 new shares with a fair value of $25,000 were issued to directors who were not board members at December 31, 2011. This expense is classified with general and administrative expense in the consolidated statement of operations.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

11. Stockholder’s Equity, Continued:

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

Transactions in common stock warrants are as follows:

	Number of Warrants	Exercise Prices

Balance, December 31, 2010	725,000	$.20 - $.75
Warrants exercised	(125,000)	$.30 - $.40
Balance, December 31, 2011	600,000	$.30 - $.60
Warrants issued	1,734,667	$2.50 - $4.50
Warrants exercised	(250,000)	$.30 - $2.50
Warrants expired	(150,000)	$.30 - $.40
Balance, December 31, 2012	1,934,667	$.25 - $4.50
Warrants issued	362,500	$1.20
Balance, June 30, 2013	2,297,167	$.25 - $4.50

The above common stock warrants expire as follows:

Year ended December 31:
2013	412,500
2014	1,157,750
2015	476,917
Thereafter	250,000
2,297,167

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

12. Business Segments

The Company has two operating segments, antimony and zeolite. Management reviews and evaluates the operating segments exclusive of interest and factoring expenses. Therefore, interest expense and factoring is not allocated to the segments. Selected information with respect to the segments is as follows:

	June 30, 2013	December 31, 2012
Properties, plants and equipment, net:
Antimony
United States	$1,924,444	$1,889,859
Mexico	8,204,896	6,969,622
Subtotal Antimony	10,129,340	8,859,481
Zeolite	1,714,252	1,716,925
	$11,843,592	$10,576,406
Total Assets:
Antimony
United States	$3,207,678	$3,941,460
Mexico	9,275,531	8,166,318
Subtotal Antimony	12,483,209	12,107,778
Zeolite	2,225,894	2,335,130
	$14,709,103	$14,442,908

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Depreciation and amortization:
Antimony	$128,471	$57,553	$258,649	$115,107
Zeolite	54,935	52,461	108,685	102,278
Total	$183,406	$110,014	$367,334	$217,385

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Capital expenditures:
Antimony
United States	$15,404	$17,850	$65,186	$62,618
Mexico	1,074,269	671,987	1,463,322	1,434,827
Subtotal Antimony	1,089,673	689,837	1,528,508	1,497,445
Zeolite	72,221	116,485	106,012	157,372
Total	$1,161,894	$806,322	$1,634,520	$1,654,817

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

12. Business Segments, continued:

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Antimony	$2,303,012	$2,525,097	$4,608,241	$4,699,906
Precious metals	108,825	205,771	220,820	385,909
Zeolite	542,840	767,433	1,092,391	1,466,040
Total	$2,954,677	$3,498,301	$5,921,452	$6,551,855

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Gross profit (loss):
Antimony	$(53,190)	$191,146	$(195,251)	$264,978
Zeolite	51,278	97,774	131,205	144,671
Total	$(1,912)	$288,920	$(64,046)	$409,649

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

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

For the three and six month periods ended June 30, 2013 compared to the three and six month periods ended June 30, 2012.

Results of Operations by Division

	2nd Qtr	2nd Qtr	Six Months	Six Months
Antimony - Combined USA and Mexico	2013	2012	2013	2012
Lbs of Antimony Metal USA	231,805	320,671	492,227	569,265
Lbs of Antimony Metal Mexico:	201,463	70,259	349,394	165,617
Total Lbs of Antimony Metal Sold	433,268	390,930	841,621	734,882
Sales Price/Lb Metal	$5.32	$6.46	$5.48	$6.40
Net income (loss)/Lb Metal	$(1.37)	$(0.24)	$(1.27)	$(0.45)

Gross antimony revenue - net of discount	$2,303,012	$2,525,097	$4,608,241	$4,699,906
Precious metals revenue	108,825	205,771	220,820	385,909
Production costs - USA	(1,178,626)	(1,647,645)	(2,552,412)	(3,155,275)
Product cost - Mexico	(908,598)	(328,110)	(1,575,767)	(773,433)
Direct sales and freight	(75,294)	(139,518)	(147,440)	(213,977)
General and administrative - operating	(170,146)	(135,872)	(285,403)	(199,498)
Mexico non-production costs	(9,030)	(231,024)	(209,780)	(363,548)
General and administrative - non-operating	(268,866)	(286,643)	(604,695)	(599,972)
Net interest	(35,315)	1,493	(34,694)	3,549
EBITDA	(234,038)	(36,451)	(581,130)	(216,339)
Income tax	(229,451)		(229,451)
Depreciation & amortization	(128,471)	(57,553)	(258,649)	(115,106)
Net income (loss) - antimony	$(591,960)	$(94,004)	$(1,069,230)	$(331,445)

Zeolite
Tons sold	2,758	3,251	5,291	6,717
Sales Price/Ton	$196.82	$236.06	$206.46	$218.26
Net income (Loss)/Ton	$14.41	$30.08	$20.45	$21.54

Gross zeolite revenue	$542,840	$767,433	$1,092,391	$1,466,040
Production costs	(352,641)	(492,674)	(662,689)	(980,976)
Direct sales and freight	(37,438)	(46,442)	(83,696)	(89,718)
Royalties	(46,549)	(62,236)	(106,116)	(129,046)
General and administrative	(11,425)	(15,846)	(23,917)	(19,351)
Net interest	(98)		909
EBITDA	94,689	150,235	216,882	246,949
Depreciation	(54,935)	(52,461)	(108,685)	(102,278)
Net income (loss) - zeolite	$39,754	$97,774	$108,197	$144,671

Company-wide
Gross revenue	$2,954,677	$3,498,301	$5,921,452	$6,551,855
Production costs	(2,439,865)	(2,468,429)	(4,790,868)	(4,909,684)
Other operating costs	(349,884)	(630,938)	(856,352)	(1,015,138)
General and administrative - non-operating	(268,866)	(286,643)	(604,695)	(599,972)
Net interest	(35,413)	1,493	(33,784)	3,549
EBITDA	(139,351)	113,784	(364,247)	30,610
Income tax benefit (expense)	(229,451)		(229,451)	74,311
Depreciation & amortization	(183,406)	(110,014)	(367,334)	(217,384)
Net income (loss)	$(552,208)	$3,770	$(961,032)	$(112,463)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

The amount of metal produced in Mexico was approximately 201,000 lbs for the second quarter of 2013 compared to approximately 70,000 pounds for the second quarter of 2012, an increase of 186%. The production from Mexico would have been greater except for additional permits needed to operate new equipment and to use explosives at the Soyatal, Gaudalupe, and Wadley mining properties. The applications for the permits have been submitted, and we believe that it is only a matter of time until they are approved. Overall, the pounds of antimony produced and sold was up approximately 42,000 lbs ($225,000) from the same quarter in the prior year, but the sales price per pound was down $1.14 ($494,000) from the prior year quarter. Antimony prices have now fell from a high of $8.11 per lb in 2011, to $4.22 per lb at June 30, 2013. The cost of production in the USA was down by approximately $470,000 and $603,000 for the quarter and six months due to the decrease in the price and amount of raw material purchased, but the cost of product from Mexico was up approximately $580,000 and $802,000 for the quarter and six months, respectively, due to the increase in the amount of product made in Mexico. The non-production costs in Mexico for the three and six months ended June 30, 2013, were down from the same periods a year ago due to the increase in production. The increase in production in Mexico was made despite permitting restrictions at the Puerto Blanco mill that kept production to approximately one-third of capacity. A temporary decrease in the delivery of raw materials to the Montana smelter from a major supplier in the second quarter of 2013 resulted in decreased results for the quarter, but the deliveries have resumed and are on schedule. As previously noted, we will have more antimony products from Mexico, and the cost of raw material per pound of antimony produced in Mexico will decrease as we are able to increase production there. In addition, we expect to have increased revenue from precious metals as we process more of the raw materials supplied by our Mexico division. We presently have unprocessed concentrates in our Mexico inventory that contain an estimated 8,500 ounces of silver and 25 ounces of gold that we cannot process until we have the proper permits.

Precious Metals Sales					Six Months
Silver/Gold	2009	2010	2011	2012	2013
Montana
Ounces Gold Shipped (Au)	31.797	101.127	161.711	102.319	36.815
Ounces Silver Shipped (Ag)	6,870.100	31,545.220	17,472.990	20,237.700	11,717.700
Revenues	$39,494	$483,307	$667,813	$647,554	$198,130
Mexico
Ounces Gold Shipped (Au)					1.780
Ounces Silver Shipped (Ag)					1,053.240
Revenues					$22,690

Total Revenues	$39,494	$483,307	$667,813	$647,554	$220,820

We contracted in July, 2012, to install a natural gas pipeline for our Mexico smelter operation that we now expect to cost $1.5MM in total. Our fuel costs are our second largest expense after raw material in Mexico, and we are expecting the switch from propane to natural gas to decrease our Mexico fuel costs by 75% when the pipeline is complete. The pipeline is substantially completed, and hookup by PEMEX should be finalized by September 30, 2013.

We spent approximately $125,000 on mining and milling of Los Juarez minerals in anticipation of receiving a permit, but have halted expenditures until the permit is granted. We have put the construction of the 500 ton per day mill on hold as we consider if a different mill site would be a better alternative. We made the first lease payment of $30,000 on the Wadley mine in June 2013, and we made the final payment of approximately $90,000 for the land at Puerto Blanco.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED:

Our zeolite sales decreased by approximately $225,000 and $374,000 for the quarter and six months ended June 30, 2013, over the comparable periods for 2012, and the sales price per ton also decreased from the prior year. This was due to a decrease in the tons of zeolite sold of approximately 693 and 1,426 tons for the quarter and six months ended June 30, 2013, over the comparable periods for 2012, and a decrease in the sales price due to the mix of products sold.

Our general and administrative costs are higher than the prior year, and management is aggressively seeking ways to bring this cost down. At this time, due to the prices of commodities and the need for additional permits in Mexico, we could not determine when we would use the tax benefits being carried forward, and were required to write them down, which resulted in an income tax expense of $229,451.

Financial Condition and Liquidity		December 31,
	June 30, 2013	2012
Current Assets	$2,227,287	$3,103,128
Current liabilities	(2,408,189)	(1,803,396)
Net Working Capital	$(180,902)	$1,299,732

Cash provided (used) by operations	$123,136	$526,419
Cash (used) by investing	(1,255,960)	(3,513,901)
Cash provided (used) by financing:
Principal paid on long-term debt	(182,485)	(464,936)
Sale of Stock	680,192	4,624,763
Other	-	(176,961)
Net change in cash	$(635,117)	$995,384

Our net working capital decreased by approximately $1,480,000 from December 31, 2012. Our cash decreased by approximately $635,000 during the same period. The decrease in cash was primarily due to approximately $1,255,000 of capital expenditures, a $364,000 EBITDA loss, and $182,000 paid on long-term debt. Approximately $680,000 cash from the sale of stock, $314,000 from a decrease in inventory, and the net change of approximately $134,000 in current assets and liabilities other than inventory provided cash. We have estimated commitments for construction and improvements, including $250M for the natural gas pipeline, of approximately $500M over the next twelve months. We have suspended costs for the installation of the 500 ton per day flotation plant as we explore other installation sites. We made the final annual payment of approximately $90,000 for the land at Puerto Blanco in the quarter ending June 30, 2013. We believe that with approximately $365,000 of cash, along with future cash flow from operations, we have adequate liquid assets to meet these commitments and service our debt. We have lines of credit of $202,000 which have not been drawn on at June 30, 2013.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We sell our antimony products based on a world market price, and we buy a majority of our raw material based on the same market prices. Analysis of our costs indicate that, for the quarter and six months ended June 30, 2013, raw materials were approximately 50% of our cost of goods sold. Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production. During the quarter and six months ending June 30, 2013, a $2 per pound decrease in our sales price would have likely caused our gross profit to decrease $1 per pound.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.

It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2013. These material weaknesses are as follows:

•
The Company lacks proper segregation of duties. As with any company the size of ours, this lack of segregation of duties is due to limited resources. The president authorizes the majority of the expenditures and signs checks.

•	During its year-end audit, our independent registered accountants discovered material misstatements in our financial statements that required audit adjustments.

MANAGEMENT'S REMEDIATION INITIATIVES

We are aware of these material weaknesses and have procedures to ensure that independent review of material transactions is performed. We have internal control measures to mitigate the lack of segregation of duties as follows:

•	The CFO reviews all bank reconciliations
•	The CFO reviews all material transactions for capital expenditures
•	The CFO reviews all period ending entries for preparation of financial statements, including the calculation of inventory, depreciation, and amortization
•	The CFO review all material entries for compliance with generally accepted accounting principles prior to the annual audit and 10Q filings
•	The Company has a formal capitalization policy
•	In addition, we consult with independent experts when complex transactions are entered into.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls for the quarter ended June 30, 2013.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2013 the Company sold an aggregate of 725,000 of its unregistered common stock to existing stockholders and other parties for $680,192, net of offering costs. In connection with the sale 362,500 warrants to purchase shares of the Company’s common stock for $1.20 were issued. The warrants expire in one year and contained a provision that require the Company to make a cash payment to holders of the warrants equal to the Black-Scholes value of the remaining unexercised portion of the warrant in the event of a Fundamental Transaction.

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

During the first six months of 2012, $414,661 was paid for fees in connection with the issuance of the above shares, and was recorded as a reduction of additional paid in capital.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 95 MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the six month period ended June 30, 2013, the Company had no material specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars$)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Saftey and Health Review Commission (yes/no)

Bear River Zeolite	0	0	3	0	0	$5,430.00	0	No	No

Certifications

Certifications Pursuant to the Sarbanes-Oxley Act

Reports on Form 8-K      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By:	/s/ John C. Lawrence	Date: August 9, 2013
John C. Lawrence, Director and President
(Principal Executive)

By:	/s/ Daniel L. Parks	Date: August 9, 2013
Daniel L. Parks, Chief Financial Officer

By:	/s/ Alicia Hill	Date: August 9, 2013
Alicia Hill, Controller