Form 10-K/A
period 2011-12-31
UNITED STATES ANTIMONY CORP
filed 2013-08-22
CIK 101538

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

ITEM 4.  MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report.

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

95	Mine Safety Disclosures
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

UNITED STATES ANTIMONY CORPORATION (Registrant)

By:	/s/ John C. Lawrence	Date: August 21, 2013
John C. Lawrence, President, Director, and Principal Executive Officer

By:	/s/ Daniel L. Parks	Date: August 21, 2013
Daniel L. Parks, Chief Financial Officer

By:	/s/ Alicia Hill	Date: August 21, 2013
Alicia Hill, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ John C. Lawrence	Date: August 21, 2013
John C. Lawrence, Director and President (Principal Executive)

By:	/s/ Leo Jackson	Date: August 21, 2013
Leo Jackson, Director

By:	/s/ Gary D. Babbitt	Date: August 21, 2013
Gary D. Babbitt, Director

By:	/s/Patrick Dugan	Date: August 21, 2013
Patrick Dugan, Director

By:	/s/ Russell Lawrence	Date: August 21, 2013
Russell Lawrence, Director

By:	/s/ Hart Baitis	Date: August 21, 2013
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