Form 10-Q/A
period 2012-03-31
UNITED STATES ANTIMONY CORP
filed 2013-08-22
CIK 101538

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date: August 21, 2013	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President
(Principal Executive)

Date: August 21, 2013	By:	/s/ Daniel L. Parks
Daniel L. Parks, Chief Financial Officer

Date: August 21, 2013	By:	/s/ Alicia Hill
Alicia Hill, Controller