Form 10-Q/A
period 2012-09-30
UNITED STATES ANTIMONY CORP
filed 2013-08-22
CIK 101538

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

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)	1-11

Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	12

Item 3:	Quantitative and Qualitative Disclosure about Market Risk	13

Item 4:	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	14

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3:	Defaults upon Senior Securities	14

Item 4:	Mine Safety Disclosures	14

Item 5:	Other Information	15

Item 6:	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

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

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 95  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the nine month period ended September 30, 2012, the Company had no material specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date:	August 21, 201 3	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President
(Principal Executive)

Date:	August 21, 201 3	By:	/s/ Daniel L. Parks
Daniel L. Parks, Chief Financial Officer

Date:	August 21, 201 3	By:	/s/ Alicia Hill
Alicia Hill, Controller