Form 10-Q
period 2013-09-30
UNITED STATES ANTIMONY CORP
filed 2013-11-12
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

YES	☑	No

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.

YES	No	☑

At November 12, 2013, the registrant had outstanding 62,621,726 shares of par value $0.01 common stock.

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

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)	3-14

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	15-18

Item 3: Quantitative and Qualitative Disclosure about Market Risk	18

Item 4: Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	20

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3: Defaults upon Senior Securities	20

Item 4: Mine Safety Disclosures	20

Item 5: Other Information	20

Item 6: Exhibits and Reports on Form 8-K	20

SIGNATURE	21

CERTIFICATIONS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$84,842	$1,000,811
Certificates of deposit	246,565	243,616
Accounts receivable, less allowance
for doubtful accounts of $4,031	663,420	456,159
Inventories	879,605	1,192,189
Other current assets	48,696	18,529
Deferred tax asset	-	39,824
Total current assets	1,923,128	2,951,128

Properties, plants and equipment, net	11,067,077	9,508,975
Restricted cash for reclamation bonds	75,253	75,251
Deferred tax asset	-	189,627
Other assets	815,934	650,496
Total assets	$13,881,392	$13,375,477

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,847,681	$1,181,223
Deferred revenue	91,692	-
Due to factor	181,018	23,536
Accrued payroll, taxes and interest	100,372	89,541
Other accrued liabilities	74,915	30,220
Payables to related parties	8,534	17,522
Long-term debt, current portion	141,611	280,597
Total current liabilities	2,445,823	1,622,639

Derivative liability	72,000	-
Long-term debt, net of current portion	263,522	157,466
Asset retirement obligation and accrued reclamation costs	255,570	249,540
Total liabilities	3,036,915	2,029,645

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $885,000)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference of $4,755,582)	17,509	17,509
Common stock, $0.01 par vaue, 90,000,000 shares authorized;
62,621,726 and 61,896,726 shares issued and outstanding	626,217	618,966
Additional paid-in capital	31,322,632	30,745,650
Accumulated deficit	(21,131,160)	(20,045,572)
Total stockholders' equity	10,844,477	11,345,832
Total liabilities and stockholders' equity	$13,881,392	$13,375,477

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

REVENUES	$2,558,356	$2,655,123	$8,479,808	$9,206,978

COST OF REVENUES	(2,441,862)	(2,517,497)	(8,427,360)	(8,659,703)

GROSS PROFIT	116,494	137,626	52,448	547,275

OPERATING EXPENSES:
General and administrative	206,467	239,093	667,988	655,077
Professional fees	58,827	54,722	187,880	187,366
TOTAL OPERATING EXPENSES	265,294	293,815	855,868	842,443

LOSS FROM OPERATIONS	(148,800)	(156,189)	(803,420)	(295,168)

OTHER INCOME (EXPENSE):
Interest income	674	2,789	3,892	6,337
Interest expense	(922)	(2,162)	(3,664)	(2,162)
Factoring expense	(9,765)	(19,563)	(52,945)	(70,907)
TOTAL OTHER EXPENSE	(10,013)	(18,936)	(52,717)	(66,732)

LOSS BEFORE INCOME TAXES	(158,813)	(175,125)	(856,137)	(361,900)

INCOME TAX (EXPENSE) BENEFIT	-	-	(229,451)	74,311

NET LOSS	$(158,813)	$(175,125)	$(1,085,588)	$(287,589)

Net loss per share of
common stock:
Basic	$ Nil	$ Nil	$(0.02)	$ Nil
Diluted	$ Nil	$ Nil	$(0.02)	$ Nil

Weighted average shares outstanding:
Basic	62,621,726	61,786,822	62,146,360	61,051,943
Diluted	62,621,726	61,786,822	62,146,360	61,051,943

The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	September 30, 2013	September 30, 2012
Cash Flows From Operating Activities:
Net income (loss)	$(1,085,586)	$(287,589)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization expense	503,016	349,375
Accretion of asset retirement obligation	6,030	6,030
Common stock issued to directors for services	2,628	176,191
Deferred income tax expense (benefit)	229,451	(74,311)
Change in:
Accounts receivable, net	(207,261)	946,829
Inventories	312,584	(387,820)
Other current assets	(33,118)	250,737
Other assets	(165,438)	(100,275)
Accounts payable	348,123	(24,095)
Accrued payroll, taxes and interest	10,831	(48,823)
Other accrued liabilities	44,695	(86,858)
Deferred revenue	91,692	(12,092)
Payables to related parties	(8,988)	(318,596)
Net cash provided by operating activities	48,659	388,703

Cash Flows From Investing Activities:
Purchase of certificates of deposit		(242,800)
Purchase of properties, plants and equipment	(1,742,783)	(2,292,246)
Net cash used by investing activities	(1,742,783)	(2,535,046)

Cash Flows From Financing Activities:
Proceeds from long term debt	200,000
Net proceeds from (payments to) factor	157,482	93,857
Proceeds from sale of common stock, net of offering costs	653,604	4,624,763
Issuance of common stock pursuant to exercise of warrants	-	60,000
Principal payments on long-term debt	(232,931)	(147,095)
Payments received on stock subscription agreements		-
Change in checks issued and payable	-	(113,908)
Net cash provided by financing activities	778,155	4,517,617

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(915,969)	2,371,274

Cash and cash equivalents at beginning of period	1,000,811	5,427
Cash and cash equivalents at end of period	$84,842	$2,376,701

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Properties, plants and equipment acquired with long-term debt	-	$352,150
Properties, plants and equipment acquired with accounts payable	$318,335	-
Common stock issued for prepaid directors fees	-	$426,819
Common stock issued pursuant to cashless exercise of warrants	-	$253
Fair value of derivative liability	$72,000	-

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

Certain consolidated financial statement amounts for the three and nine month periods ended September 30, 2012 have been reclassified to conform to the 2013 presentation.  These reclassifications had no effect on the net income (loss) or accumulated deficit as previously reported.

Management estimates their effective tax rate at 39% for the current year.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

During the nine months ended September 30, 2013 and 2012, the Company incurred interest expense of $18,022 and $31,829, respectively, of which $14,231 and $29,677, respectively, has been capitalized as part of the cost of construction projects in Mexico.

2. Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Management has determined that the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2013, is not applicable since any additions to outstanding shares related to common stock equivalents would be anti-dilutive.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

As of September 30, 2013 and 2012, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Warrants	2,297,167	1,776,917
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	4,048,172	3,527,922

3. Inventories:

Inventories at September 30, 2013, and December 31, 2012, consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight allocated based on production quantity.  Inventory at September 30, 2013, and December 31, 2012, is as follows:

	September 30, 2013	December 31, 2012
Antimony Metal	$23,207	$152,821
Antimony Oxide	292,235	295,613
Antimony Concentrate	77,807	46,008
Antimony Ore	166,801	500,192
Total antimony	560,050	994,634
Zeolite	319,555	197,555
Total Inventory	$879,605	$1,192,189

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

4. Accounts Receivable and Due to Factor, Continued:

We present the receivables, net of allowances, as current assets and we present the amount potentially due to the Factor as a secured financing in current liabilities.

Accounts Receivable	September 30, 2013	December 31, 2012
Accounts receivable - non factored	$454,489	$432,500
Accounts receivable - factored with recourse	212,962	27,690
less allowance for doubtful accounts	(4,031)	(4,031)
Accounts receivable - net	$663,420	$456,159

5. Other Assets:

Soyatal

Included in Other Assets at September 30, 2013 are credits of approximately $379,000 for advances we have made to the previous Soyatal operator for equipment and antimony ore mill feed which we plan to utilize as an offset for future option payments on the Soyatal property.

Guadalupe

In March of 2012 we entered into a supply agreement with Grupo Roga or “Guadalupe” for antimony ore. As of September 30, 2013 we had received approximately 1,725 metric tons of antimony ore under this agreement. In 2012 and 2013 we made advances to Guadalupe to fund their antimony mining operations. The mining, trucking, and milling costs on this ore have exceeded its value by approximately $393,000. As Guadalupe has agreed to deduct these excess costs through future antimony ore purchases and (or) option payments for the Guadalupe property, we have recorded the excess costs as Other Assets at September 30, 2013.

6. Commitments and Contingencies:

In 2005, a subsidiary of the Company signed an option agreement that gives it the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for an annual payment of $50,000, and an option to purchase payment of $100,000 annually.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the nine months ended September 30, 2013, and the year ended December 31, 2012, $65,217 and $86,956, respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. The Company has not accrued any liabilities as of September 30, 2013 related to such assessments.

During 2012, the Company negotiated a new credit facility increasing the Company’s lines of credit by $202,000.  As part of this agreement, we have pledged two $101,000 certificates of deposit as collateral.  The increased loan facility allows us access to borrowings at an interest rate of 3.15% for the portion of the credit line used.  At September 30, 2013, we did not have any outstanding line of credit debt.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6. Commitments and Contingencies, Continued:

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico.  The lease calls for a mandatory term of one year and requires payments of $25,000 per month for the first six months of the term and $30,000 per month for the remaining months of the term.  The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms.

7. Long – Term Debt:

Long-Term debt at September 30, 2013, and December 31, 2012 , is as follows:	September 30,	December 31,
	2013	2012
Note payable to Betsy Detwiler, bearing interest at 10%;
payable in monthly installments of $1,000; maturing January 2, 2015	$120,000
Note payable to Robert Detwiler, bearing interest at 10%;
principal and accrued interest payable on January 2, 2015	80,000
Note payable to Thermo Fisher Financial Co., bearing interest at 5.67%; payable in monthly installments of $3,522; maturing
September 2013; collateralized by equipment.	3,361	$34,310
Note payable to Thermo Fisher Financial Co., bearing interest at 8.54%; payable in monthly installments of $2,792; maturing
December 2013; collateralized by equipment.	13,958	30,708
Note payable to Stearns Bank, bearing interest
at 6.9%; payable in monthly installments of $3,555; maturing
December 2014; collateralized by equipment.	50,733	79,500
Note payable to Western States Equipment Co., bearing interest at 6.15%; payable in monthly installments of $2,032; maturing
June 2015; collateralized by equipment.	38,542	56,390
Note payable to CNH Capital America, LLC, bearing interest
at 4.5%; payable in monthly installments of $505; maturing
June 2013; collateralized by equipment.		3,478
Note payable to Catepillar Financial, bearing interest at 5.95%;
payable in monthly installments of $827; maturing September 2015;
collateralized by equipment.	18,658	25,823
Note payable to GE Capital, bearing interest at 2.25%; payable in monthly installments of $359; maturing July 2013; collateralized by
equipment.		2,847
Note payable toDe Lage Landen Financial Services
bearing interest at 5.30%; payable in monthly installments of $549;
maturing March 2016; collateralized by equipment.	15,394	19,629
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	39,364	55,365
Note payable to De Lage Landen Financial Services,
bearing interest at 5.12%; payable in monthly installments of $697;
maturing December 2014; collateralized by equipment.	10,759	16,496
Note payable to Catepillar Financial, bearing interest
at 6.15%; payable in monthly installments of $766; maturing
August 2014; collateralized by equipment.	8,125	14,535
Note payable to De Lage Landen Financial Services,
bearing interest at 5.28%; payable in monthly installments of $709;
maturing June 2014; collateralized by equipment.	6,239	12,235
Note payable for Corral Blanco Land, bearing interest at 6.0%,
due May 1, 2013; collateralized by land		86,747
	405,133	438,063
Less Current portion	(141,611)	(280,597)
Non-Current portion	$263,522	$157,466

Debt outstanding will mature as follows:
Twelve months ending	September 30,
2015	260,277
2016	3,245
$263,522

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8. Concentrations of Risk:

	For the Three Months Ended		For the Nine Months Ended
Sales to Three	September 30,	September 30,	September 30,	September 30,
Largest Customers	2013	2012	2013	2012
Alpha Gary Corporation	$906,970	$683,867	$2,949,177	$2,074,970
General Electric	195,300		585,900
Kohler Corporation	592,567	788,817	2,164,997	2,038,379
Polymer Products Inc.		205,028		1,119,055
	$1,694,837	$1,677,712	$5,700,074	$5,232,404
% of Total Revenues	66.20%	63.20%	67.20%	56.80%

Three Largest	September 30,	December 31,
Accounts Receivable	2013	2012
Kohler Corporation	$392,185
Alpha Gary Corporation		$194,005
Ampacet Corporation	95,648	-
Quantum Remediation		101,149
Saint Gobain Performance Plastics	26,400
Scutter Enterprises		41,512
	$514,233	$336,666
% of Total Receivables	77.60%	73.80%

The loss of any of our key customers could have a material adverse effect on our financial position and results of operations.

9. Related Party Transactions:

During the three and nine months ending September 30, 2012, the Company paid $1,858 and $23,884, respectively, to directors of the Company for services provided in permitting and other construction related activities at Mexican mill sites.  The Company did not pay any fees to directors for services provided in permitting and construction activities in 2013.

During the three and nine months ending September 30, 2013 and 2012, the Company paid $14,793 and $52,739 in 2013, respectively, and $15,625 and $54,340, respectively, in 2012, to John Lawrence, our President and Chief Executive Officer, as reimbursement for equipment used by the Company.

10. Income Taxes:

The Company had recognized an income tax provision of $229,451 as of December 31, 2012. During the nine months ended September 30, 2013, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of the net deferred tax asset. The net effect is that the deferred tax asset is fully reserved for at September 30, 2103.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

11. Stockholder’s Equity:

Issuance of Common Stock for Cash

During the second quarter of 2013, the Company sold an aggregate of 725,000 of its unregistered common stock to existing stockholders and other parties for $653,604, net of offering costs.  In connection with the sale, 362,500 warrants to purchase shares of the Company’s common stock for $1.20 were issued.  The warrants expire on June 28, 2014 and contain a provision that require the Company to make a cash payment to holders of the warrants equal to the Black-Scholes value of the remaining unexercised portion of the warrant in the event of a Fundamental Transaction.

Generally accepted accounting principles required the Company to account for the warrants as a derivative liability.  At June 28, 2013, the closing date of the private placement, the Company allocated $108,750 of the cash proceeds, which represented the fair value of the warrants, to the warrants and recorded the amount as a derivative liability.  The fair value of the warrants was estimated, using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.15%
Expected dividend Yield	None
Expected term	one year
Expected volatility	75.4%

Since issuance, the holders of 212,500 warrants have agreed to rescind the cash payment provision that gave rise to the derivative liability, and the Company expects the remainder of the warrant holders to rescind the provision in the near future.  At September 30, 2013, the fair value of the outstanding warrants was calculated at $72,000.

During the nine months ended September 30, 2012, the Company sold an aggregate of 2,056,334 shares of unregistered common stock to existing stockholders and other parties for $4,711,842.  In connection with the sales of the Company’s common stock, 1,028,167 warrants to purchase shares of the Company’s common stock at $2.50 per share, and 1,425,982 warrants at $3.50 per share, were issued.  Expenses of $414,661 connected to the issuance of the unregistered shares were deducted from additional paid in capital.

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

Transactions in common stock warrants are as follows:

	Number of Warrants	Exercise Prices
Balance, December 31, 2010	725,000	$.20 - $.75
Warrants exercised	(125,000)	$.30 - $.40
Balance, December 31, 2011	600,000	$.30 - $.60
Warrants issued	1,734,667	$2.50 - $4.50
Warrants exercised	(250,000)	$.30 - $2.50
Warrants expired	(150,000)	$.30 - $.40
Balance, December 31, 2012	1,934,667	$.25 - $4.50
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2012	1,934,667	$.25 - $4.50
No activity first quarter of 2013	-	-
Warrants issued second quarter of 2013	362,500	$1.20
Balance, September 30, 2013	2,297,167	$.25 - $4.50

The above common stock warrants expire as follows:
Year ended December 31:
2013	412,500
2014	1,157,750
2015	476,917
Thereafter	250,000
	2,297,167

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

12. Business Segments

The Company has two operating segments, antimony and zeolite.  Management reviews and evaluates the operating segments exclusive of interest and factoring expenses.  Therefore, interest expense and factoring is not allocated to the segments.  Selected information with respect to the segments is as follows:

	As of September 30, 2013	As of December 31, 2012
Properties, plants and equipment, net:
Antimony
United States	$1,913,962	$1,889,859
Mexico	7,443,394	5,902,191
Subtotal Antimony	9,357,356	7,792,050
Zeolite	1,709,721	1,716,925
Total	$11,067,077	$9,508,975

Total Assets:
Antimony
United States	$2,987,550	$3,941,460
Mexico	8,615,460	7,098,887
Subtotal Antimony	11,603,010	11,040,347
Zeolite	2,278,382	2,335,130
Total	$13,881,392	$13,375,477

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Antimony	$1,973,620	$1,974,535	$6,581,460	$6,678,725
Precious metals	83,232	144,082	304,052	525,707
Zeolite	501,504	536,506	1,593,896	2,002,546
Total	$2,558,356	$2,655,123	$8,479,408	$9,206,978

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Gross profit (loss):
Antimony	$(60,385)	$156,059	$(255,637)	$421,037
Zeolite	176,879	(18,433)	308,085	126,238
Total	$116,494	$137,626	$52,448	$547,275

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

12. Business Segments, continued:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Capital expenditures:
Antimony
United States	$4,883	$96,206	$79,630	$158,644
Mexico	411,089	786,086	1,834,194	2,220,913
Subtotal Antimony	415,972	882,292	1,913,824	2,379,557
Zeolite	50,551	107,467	156,563	264,839
Total	$466,523	$989,759	$2,070,387	$2,644,396

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Depreciation and
amortization:
Antimony	$80,600	$75,574	$339,250	$192,020
Zeolite	55,082	55,077	163,767	157,355
Total	$135,682	$130,651	$503,017	$349,375

13. Soyatal Purchase Option

At December 31, 2012, the Company recorded a note payable liability based upon the present value of the non-interest bearing payments due Soyatal in connection with an option the Company had to purchase the Soyatal property for $1.5 million. In connection with finalizing the Company’s exercise of its option to purchase the Soyatal property and the pending definitive Purchase and Sale Agreement, management determined that no recourse note payable would be executed and the payments to Soyatal will be recognized as they become due in accordance with the final agreement, and are paid. As a result, the Company’s interest in the Soyatal mineral property reflects only the payments made to date in accordance with the terms of the option agreement. This change in the terms of the agreement resulted in a reversal of the note payable and a corresponding reduction of mineral property assets for $1,067,431 at December 31, 2012. The December 31, 2012 balance sheet has been revised to reflect such. The option agreement calls for a definitive Purchase and Sale Agreement which is expected to be executed during the fourth quarter 2013.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

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

Table of Precious Metals Sales

Precious Metals Sales					Nine Months

Silver/Gold	2009	2010	2011	2012	2013

Montana
Ounces Gold Shipped (Au)	31.797	101.127	161.711	102.319	46.405
Ounces Silver Shipped (Ag)	6,870.100	31,545.220	17,472.990	20,237.700	16,476.160

Revenues	$39,494	$483,307	$667,813	$647,554	$281,362
Mexico
Ounces Gold Shipped (Au)					1.780
Ounces Silver Shipped (Ag)					1,053.240
Revenues					$22,690

Total Revenues	$39,494	$483,307	$667,813	$647,554	$304,052

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Results of Operations by Division:

For the three and nine month periods ended September 30, 2013 compared to the three and nine month periods ended September 30, 2012.

Antimony - Combined USA	3rd Qtr	3rd Qtr	Nine Months	Nine Months
and Mexico	2013	2012	2013	2012
Lbs of Antimony Metal USA	248,268	314,053	740,495	1,020,085
Lbs of Antimony Metal Mexico:	133,586	57,545	482,980	233,163
Total Lbs of Antimony Metal Sold	381,854	371,598	1,223,475	1,253,248
Sales Price/Lb Metal	$5.17	$5.31	$5.38	$5.33
Net income (loss)/Lb Metal	$(0.86)	$(0.42)	$(1.11)	$(0.39)

Gross antimony revenue - net of discount	$1,973,620	$1,974,535	$6,581,861	$6,678,725
Precious metals revenue	83,232	144,082	304,052	525,707
Production costs - USA	(1,083,957)	(1,173,827)	(3,636,369)	(4,200,298)
Product cost - Mexico	(602,473)	(268,735)	(2,178,240)	(1,088,871)
Direct sales and freight	(67,517)	(63,225)	(214,957)	(277,204)
General and administrative - operating	(104,108)	(246,148)	(363,650)	(702,626)
Mexico non-production costs	(178,082)	(135,049)	(409,083)	(322,376)
General and administrative - non-operating	(266,809)	(313,378)	(876,643)	(913,350)
Net interest	(70)	627	(5)	4,175
EBITDA	(246,164)	(81,118)	(793,034)	(296,118)
Depreciation & amortization	(80,600)	(75,574)	(339,250)	(192,020)
Provision for income taxes			(229,451)
Net income (Loss) - antimony	$(326,764)	$(156,692)	$(1,361,735)	$(488,138)

Zeolite
Tons sold	2,516	2,260	7,808	8,960
Sales Price/Ton	$199.33	$237.39	$204.14	$223.50
Net income (Loss)/Ton	$66.75	$(8.16)	$35.37	$14.09

Gross zeolite revenue	$501,504	$536,506	$1,593,896	$2,002,546
Production costs	(183,960)	(402,165)	(846,649)	(1,380,675)
Direct sales and freight	(40,102)	(39,659)	(123,798)	(129,378)
Royalties	(45,481)	(47,945)	(151,597)	(176,992)
General and administrative	(8,250)	(10,093)	(32,168)	(31,908)
Net interest	(678)		232
EBITDA	223,033	36,644	439,916	283,593
Depreciation	(55,082)	(55,077)	(163,767)	(157,355)
Net income (Loss) - zeolite	$167,951	$(18,433)	$276,149	$126,238

Company-wide
Gross revenue	$2,558,356	$2,655,123	$8,479,809	$9,206,978
Production costs	(1,870,390)	(1,844,727)	(6,661,258)	(6,669,844)
Other operating costs	(435,290)	(542,119)	(1,263,085)	(1,640,484)
General and administrative - non-operating	(275,059)	(313,378)	(908,811)	(913,350)
Net interest	(748)	627	227	4,175
EBITDA	(23,131)	(44,474)	(353,118)	(12,525)
Income tax benefit (expense)			(229,451)	74,311
Depreciation & amortization	(135,682)	(130,651)	(503,017)	(349,375)
Net income (Loss)	$(158,813)	$(175,125)	$(1,085,586)	$(287,589)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

The amount of metal produced in Mexico was approximately 154,000 lbs for the third quarter of 2013 (approximately 133,500 lbs sold) compared to approximately 57,500 pounds produced for the third quarter of 2012, an increase of 168%.  The production from Mexico would have been greater except for additional permits needed to operate new equipment and to use explosives at the Soyatal, and Gaudalupe mining properties.  The operator of the Guadelupe property received an explosives permit subsequent to September 30, 2013, and expects to significantly increase their output of feed to our mill at Puerto Blanco.  Overall, the pounds of antimony produced and sold was up approximately 10,000 lbs ($45,000) from the same quarter in the prior year, but the sales price per pound was down approximately $.14 ($54,000) from the prior year quarter.  Antimony prices have now fallen from a high of $8.11 per lb in 2011, to $4.22 per lb at September 30, 2013.  The cost of production in the USA was down by approximately $90,000 and $470,000 for the quarter and nine months due to the decrease in the price and amount of raw material purchased, but the cost of product from Mexico was up approximately $335,000 and $1,090,000 for the quarter and nine months, respectively, due to the increase in the amount of product made in Mexico. The non-production costs in Mexico for the three and nine months ended September 30, 2013, were down from the same periods a year ago due to the increase in production. The increase in production in Mexico was made despite permit restrictions at the mining properties.  Our efforts in Mexico are resulting in increased product that will be shipped to our Montana plant.  A temporary decrease in the delivery of raw materials to the Montana smelter from a major supplier that occurred again in the third quarter of 2013 resulted in decreased results for the third quarter, in addition to the second quarter, but the deliveries have resumed and are on schedule.  As previously noted, once we are fully permitted, we will have more antimony products from Mexico, and the cost of raw material per pound of antimony produced in Mexico will decrease as we are able to increase production there.    In addition, we expect to have increased revenue from precious metals from our Mexico division.  We presently have unprocessed concentrates in our Mexico inventory that contain an estimated 8,500 ounces of silver and 25 ounces of gold that we cannot process until we have the proper permits.

We contracted in July, 2012, to install a natural gas pipeline for our Mexico smelter operation that we now expect to cost $1.5MM in total.  Our fuel costs are our largest expense in Mexico, and we are expecting the switch from propane to natural gas to decrease our Mexico fuel costs by 75% when the pipeline is complete.  The pipeline is substantially completed, and hookup by PEMEX should be finalized by December 31, 2013. We spent approximately $125,000 on mining and milling of Los Juarez minerals in anticipation of receiving a permit, but have halted expenditures until the permit is granted.  We made the final payment of approximately $90,000 for the mill site at Puerto Blanco during the nine months ended September 30, 2013.

Our zeolite sales decreased by approximately $35,000 and $408,000 for the quarter and nine months ended September 30, 2013, over the comparable periods for 2012, and the sales price per ton also decreased from the prior year.  There was an increase in the tons of zeolite sold of approximately 250 tons for the quarter ended September 30, 2013, over the comparable period for 2012, and a decrease in the sales price due to the mix of products sold.

 Our general and administrative costs were lower for the three and nine months ended September 30, 2013, than the same periods for prior year, but management is still seeking ways to bring these costs down.  At this time, due to the prices of commodities and the need for additional permits in Mexico, we could not determine when we would use the tax benefits being carried forward, and were required to write them down, which resulted in an income tax expense of $229,451.  The net loss for the nine months ended September 30, 2013, includes depreciation and amortization of $503,016.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

Financial Condition and Liquidity	September 30,	December 31,
	2013	2012
Current Assets	$1,923,128	$2,951,128
Current liabilities	(2,517,823)	(1,622,639)
Net Working Capital	$(594,695)	$1,328,489

Cash provided (used) by operations	$48,659	$526,419

Cash (used) by investing	(1,742,783)	(3,513,901)
Cash provided (used) by financing:
Principal paid on long-term debt	(232,931)	(464,936)
Sale of Stock	653,604	4,624,763
Proceeds from long term debt	200,000
Proceeds from borrowing factor	157,482	(176,961)
Net change in cash	$(915,969)	$995,384

Our net working capital decreased by approximately $1,851,000 from December 31, 2012.  Our cash decreased by approximately $915,000 during the same period.  The decrease in cash was primarily due to approximately $1,743,000 of capital expenditures, a $316,000 EBITDA loss, and $233,000 paid on long-term debt. Approximately $653,000 cash from the sale of stock, $313,000 from a decrease in inventory, $200,000 borrowing, and the net decrease of approximately $211,000 in current assets and liabilities other than inventory provided cash.  We have estimated commitments for construction and improvements, including $250M for the natural gas pipeline, of approximately $500M over the next twelve months. We made the final annual payment of approximately $90,000 for the land at Puerto Blanco in the nine months ended September 30, 2013.  We believe that with our current cash balance, along with the future cash flow from operations, we have adequate liquid assets to meet these commitments and service our debt.  We have lines of credit of $202,000 which have not been drawn on at September 30, 2013.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

We sell our antimony products based on a world market price, and we buy a majority of our raw material based on the same market prices.  Analysis of our costs indicate that, for the quarter and six months ended June 30, 2013, raw materials were approximately 50% of our cost of goods sold.  Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production.  During the quarter and nine months ending September 30, 2013, a $2 per pound decrease in our sales price would have likely caused our gross profit to decrease $1 per pound.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules
13a-15(e) and 15d-15(e)) as of September 30, 2013.  It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of September 30, 2013. These material weaknesses are as follows:

●
The Company lacks proper segregation of duties. As with any company the size of ours, this lack of segregation of duties is due to limited resources. The president authorizes the majority of the expenditures and signs checks.

●	During our year-end audit, our independent registered accountants discovered material misstatements in our financial statements that required audit adjustments.

MANAGEMENT'S REMEDIATION INITIATIVES

We are aware of these material weaknesses and have procedures to ensure that independent review of material transactions is performed.  We have internal control measures to mitigate the lack of segregation of duties as follows:

●	The CFO reviews all bank reconciliations
●	The CFO reviews all material transactions for capital expenditures
●	The CFO reviews all period ending entries for preparation of financial statements, including the calculation of inventory, depreciation, and amortization
●	The CFO review all material entries for compliance with generally accepted accounting principles prior to the annual audit and 10Q filings
●	The Company has a formal capitalization policy
●	In addition, we consult with independent experts when complex transactions are entered into.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls for the quarter ended September 30, 2013.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date: November 12, 2013	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President
(Principal Executive)

Date: November 12, 2013	By:	/s/ Daniel L. Parks
Daniel L. Parks, Chief Financial Officer

Date: November 12, 2013	By:	/s/ Alicia Hill
Alicia Hill, Controller