Form 10-K
period 2013-12-31
UNITED STATES ANTIMONY CORP
filed 2014-03-17
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $53,424,479 as of June 30, 2013.

At March 17, 2014, the registrant had 63,256,206 outstanding shares of par value $0.01 common stock.

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

Overview

Antimony Sales

Although the volume of antimony (metal contained) sold increased in 2013 from 2012, a decrease in the average sales price of antimony (metal contained basis) of approximately $0.94 per pound saw our gross sales of antimony decrease $378,291, and our gross profit from antimony decrease from $672,939 in 2012 to a loss of $492,926 in 2013.  Overall production of antimony as metal contained was 1,780,134 lbs in 2013 compared to 1,423,280 in 2012 an increase of  25.1%.  During 2013, sales of our antimony products increased approximately 176,000 lbs from 2012 due to an increase in volume of raw material received from Mexico.  The raw material received from Mexico increased from approximately 372,000 lbs in 2012 to over 647,000 lbs in 2013.  Total Mexico production was approximately 684,000 lbs, an increase of approximately 84% from 2012.

Zeolite Sales

Our sales volume of zeolite in 2013 was less than 2012, and our average sales price per ton decreased by approximately $20, from $216.78 per ton to $196.96 per ton, a decrease of 9.1%.  The decrease in price was primarily due the mix of products sold.  During 2013, total sales of zeolite decreased approximately $439,000, but the gross profit increased from $361,961 in 2012 to $451,956 in 2013 due to decreased operating and raw material costs.  During 2013, sales of zeolite decreased approximately 16.62% from 2012 due to less demand.

Precious Metals Sales

Following is a schedule of our precious metals sales:

Precious Metals Sales
Silver/Gold	2009	2010	2011	2012	2013
Ounces Gold Shipped (Au)	31.797	101.127	161.711	102.319	61.517
Ounces Silver Shipped (Ag)	6,870.10	31,545.22	17,472.99	20,237.70	23,095.70
Total Revenues	$39,494	$483,307	$667,813	$647,554	$369,706

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

For 2013, and since 1983, we depended on foreign sources for raw materials, and there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by us.  We have developed sources of antimony in Mexico and, although we are still partially reliant on foreign companies for raw material, we expect that a majority of our raw materials will come from our own properties for 2014 and later years. We continue working with suppliers in North America, Central America, Europe, Australia, and South America.

We currently own 100% of the common stock, equipment, and the lease on real property of United States Antimony, Mexico S.A. de C.V. or USAMSA, which was formed in April 1998.  We currently own 100% of the stock in Antimony de Mexico SA de CV (AM) which owns the San Miguel property.  USAMSA has three divisions (1) the Madero smelter in Coahuila that started expanded operations in late 2012, (2) the Puerto Blanco flotation mill and oxide circuit in Guanajuato that started operating in late 2012, (3) the Los Juarez mineral deposit that includes concessions in Queretaro that began producing ore in late 2012 and the Soyatal mineral deposit that was starting production in 2013.

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

We estimate (but have not independently confirmed) that our present share of the domestic market and international market for antimony oxide products is approximately 4% and<1%, respectively.  We are the only significant U.S. producer of antimony products, while China supplies 92% of the world antimony demand.  We believe we are competitive both domestically and world-wide due to the following:

●	We have a reputation for quality products delivered on a timely basis.
●	We are a non-Chinese producer of antimony products.
●	We have two of the three operating antimony smelters in North and South America.
●	We are the sole domestic producer of antimony products.
●	We can ship on short notice to domestic customers.
●
We are vertically integrated, with raw materials from our own mines, mills, and smelter in Mexico, along with the raw materials from exclusive supply agreements we have with numerous ore and raw material suppliers.

●	As a vertically integrated company, we will have more control over our raw material costs.

Following is a three year schedule of our antimony sales:

	Metal
Year	Contained	$
2013	1,579,182	$8,375,158
2012	1,403,210	$8,753,449
2011	1,401,423	$10,406,636

Concentration of Sales:

During the three years ended December 31, 2013, the following sales were made to our three largest customers:

	For the Year Ended
Sales to Three Largest Customers	December 31, 2013	December 31, 2012	December 31, 2011
Alpha Gary Corporation	$3,700,945	$3,245,612	$1,771,173
General Electric	781,200
Kohler Corporation	2,654,215	2,286,938	2,941,143
Polymer Products Inc.		1,119,055	2,887,862
	$7,136,360	$6,651,605	$7,600,178
% of Total Revenues	64.75%	55.23%	57.90%

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

	USA	Rotterdam
	Average	Average
Year	Price/Lb	Price/Lb
2013	$4.73	$4.78
2012	$5.86	$5.71
2011	$6.97	$7.05
2010	$3.67	$4.05
2009	$2.37	$2.33
2008	$2.72	$2.72
2007	$2.52
2006	$2.28
2005	$1.58
2004	$1.48

The ten year range of our sales prices for antimony oxide and antimony metal, per pound, was as follows:

	Oxide	Metal
	Average	Average
Year	Price/Lb	Price/Lb
2013	$4.41	$4.69
2012	5.14	5.58
2011	6.16	7.42
2010	3.67	4.42
2009	2.28	2.75
2008	2.88	3.47
2007	2.52	3.04
2006	2.28	2.75
2005	1.73	2.08
2004	1.32	1.59

Antimony metal prices are determined by a number of variables over which we have no control.  These include the availability and price of imported metals, the quantity of new metal supply, and industrial and commercial demand.  If metal prices decline and remain depressed, our revenues and profitability may be adversely affected.

We use various antimony raw materials to produce our products.  We currently obtain antimony raw material from sources in North America, Mexico, Europe, South America, Central America, and Australia.

Zeolite Division

We own 100% of Bear River Zeolite Company, (BRZ),  an Idaho corporation incorporated on June 1, 2000.  BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment.  In 2010 the royalty was adjusted to $10 per ton sold.  The current minimum annual royalty is $60,000.  In addition, BRZ has more zeolite on U.S. Bureau of Land Management land.  A company controlled by the estate of Al Dugan, a significant stockholder and, as such, an affiliate of USAC, receives a payment equal to 3% of net sales on zeolite products. William Raymond and Nancy Couse are paid a royalty that varies from $1 to $5 per ton.  On a combined basis, royalties vary from 8%-13%.   BRZ has constructed a processing plant on the property and it has improved its productive capacity. In addition to a large amount of fully depreciated equipment that has been transferred from the USAC division, we have spent approximately $3,392,000 to purchase and construct the processing plant as of December 31, 2013.

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

Antimony Processing Site

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site").  We are under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality. At December 31, 2013, we have accrued $100,000 to fulfill our environmental responsibilities.

BRZ

During 2001, we recorded a reclamation accrual for our BRZ subsidiary, based on an analysis performed by us and reviewed and approved by regulatory authorities for environmental bonding purposes.  The accrual of $7,500 represents the our estimated costs of reclaiming, in accordance with regulatory requirements, the acreage disturbed by our zeolite operations remains unchanged at December 31, 2013.

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

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2013.  We have made significant reclamation and remediation progress on all our properties over thirty years and have complied with regulatory requirements in our environmental remediation efforts.

Employees

As of December 31, 2013, we employed 24 full-time employees in Montana.  In addition, we employed 16 people at our zeolite plant in Idaho, and more than 40 employees at our mining, milling and smelting operation in Mexico.  The number of full-time employees may vary seasonally.  None of our employees are covered by any collective bargaining agreement.

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

We have accruals totaling $257,580 on our balance sheet at December 31, 2013, for our environmental reclamation responsibilities and estimated asset retirement obligations. If we are not able to adequately perform these activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

Item 1B.  Unresolved Staff Comments

There are no unresolved staff comments from the Securities and Exchange Commission at December 31, 2013.

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

MINE PROPERTIES
LOS JUAREZ GROUP

We hold properties that are collectively called the “Los Juarez” property, in Queretaro, as follows:

1.	San Miguel I and II are being purchased by a USAC subsidiary, Antimonio de Mexico, S. A. de C. V (AM), for $1,480,500. To date, we have paid $1,030,000. The property consists of 40 hectares.
2.	San Juan I and II are concessions owned by AM and include 466 hectares.
3.
San Juan III is held by a lease agreement by AM in which we will pay a 10% royalty, based on the net smelter returns from another USAC Mexican subsidiary, named United States Antimony Mexico, S. A. de C. V. or USAMSA.  It consists of 214 hectares.

The concessions collectively constitute 720 hectares. The claims are accessed by roads that lead to highways.

CONSEJO DE RECURSOS MINERALES MONOGRAFIAS GEOLOGICO-MINERAS

## ESTADO DE QUERETARO

100°30'
100°00'
99°30'
99°00'
21°30'
21°00'
20°30'
20°00'
SAN LUIS POTOSI
GUANAJUATO
HIDALGO
MICHOACAN
EDO. DE MEXICO
Soyatal
Los Juarez (Coahuila)
PINAL DE AMOLES
JALPAN DE SERRA
LANDA DE MATAMOROS
RIO BLANCO
PEÑA MILLER
SAN JOAQUIN
TOLIMAN
VIZARRON
MACONI
COLON
CADEREYTA DE MONTES
EZEQUIEL MONTES
EL MARQUES
QUERETARO
CELAYA (CUOTA)
CELAYA (LIBRE)
CORREGIDORA
TEQUISQUIAPAN
PEDRO ESCOBEDO
S.J.DEL RIO
HUIMILPAN
A ACAMBARO
A MORELIA
AMEALCO
SOLIS
A S. MIGUEL DE ALLENDE
A S.L. POTOSI
A MEXICO
A TOLUCA
A ACULCO
A IXMIQUILPAN
FUENTE: QUERETARO MAPA DE CARRETERAS S.C.T. (1991)
ESCALA
0 10 30 50 km
EXPLICACION
AUTOPISTA
CARRETERA FEDERAL
CARRETERA ESTATAL
CAMINOS DE TERRACERIA
VIA DE FERROCARRIL
AEROPUERTO NACIONAL
AEROPISTA

**FIGURA 3.** VIAS DE COMUNICACIONES

Part of the USAC Mexican property, including San Miguel I, II and part of San Juan III, was originally drilled by Penoles in 1970, when antimony metal prices were high. They did not proceed with the property, due to the complex metallurgy of antimony. Subsequently, the Mexican Government did additional work and reported a deposit of mineralized material of 1,000,000 metric tons (mt) grading 1.8% antimony and 8.1 ounces of silver per metric ton (opmt) in Consejo de Recursos  Minerales (Publicacion M-4e). Such a report does not qualify as a comprehensive evaluation, such as a final or bankable feasibility study that concludes legal and technical viability, and economic feasibility.  The Securities and Exchange Commission does not recognize this report, and the Company claims no reserves.

CONSEJO DE RECURSOS MINERALES MONOGRAFIAS GEOLOGICO-MINERAS

## ESTADO DE QUERETARO

EXPLICACION
BRECHA SILICIFICADA Y MINERALIZADA
CALIZA SILICIFICADA
CALIZA EL DOCTOR
CONTACTO GEOLOGICO
RUMBO Y ECHADO
OBRA MINERA
TAJO
POZO DE PROSPECCION
ZANJA
CAMINO DE TERRACERIA
ESCALA

**FIGURA 34.** AREA MINERALIZADA COAHUILA

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

SOYATAL MINING DISTRICT, PINAL DE AMOLES, QUERETARO, MEXICO

In prior years, USAC, through USAMSA, had a supply agreement with Pinar de Amores S. A. de C. V. (Pinar) on four concessions in the Soyatal Mining District in the State of Queretaro, totaling 283 hectares. The concessions are the Chihuahua and the three Fox-1s. Part of this supply agreement was an option to purchase the properties for $1,500,000 in total payments (the net present value of the purchase price payments is $1,338,106).  At December 31, 2012, we signed an agreement to exercise our option to purchase the mine properties, and we recorded the transaction in our general ledger and reported it in our financial statements for the year ended December 31, 2012.  Due to complications encountered in preparing a final agreement, we renegotiated the purchase agreement, which resulted in a revised payment schedule and net cash payable.  The original agreement was reversed on our general ledger, and the new agreement was recorded as of December 31, 2013.  The basic agreement is that we will pay $1,500,000 in total payments for the property, payable at the rate of $200,000 per year through January 2, 2020, with a final payment of $100,000 due on January 2, 2021.  During the year ended 2103 and prior, we made advance payments to Pinar for direct shipping rock and mine improvements.  At December 31, 2013, we calculated that we had over advanced Pinar (due to recovery) on a metal contained basis by $420,411. This amount will be applied to the annual payments due at the rate of $100,000 per year until used.

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

USAMSA PUERTO BLANCO FLOTATION MILL, GUANAJUATO, MEXICO

During the fourth quarter of 2012, the flotation mill was completed at San Luis de la Paz, Guanajuato, Mexico. All of the permits to construct and operate the plant have been obtained. The plant has a capacity of 140 metric tons per day. It includes a 30” x 42” jaw crusher, a 4’x 8’ double deck screen, a 36” cone crusher, an 8’x 36” Harding type ball mill, and eight No. 24 Denver sub A type flotation machines, an 8’ disc filter, front end loaders, tools and other equipment. In addition, the plant has a 50 ton per day oxide ore gravimetric circuit.  The plant is used for the processing of rock from Los Juarez, Soyatal, and other properties.  We are in the process of installing a 400-450 metric tons per day flotation mill that will be dedicated to processing ore from our Los Juarez property, starting in 2014. The current flotation mill will continue to process the feed from Soyatal and other properties. The crushing equipment currently in place is adequate for both flotation mills.  During 2013, less than 10% of the mill capacity was utilized.

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

BRZ 1        IMC 185308
BRZ 2        IMC 185309
BRZ 3        IMC 185310
BRZ 4        IMC 185311
BRZ 5        IMC 185312
BRZ 6        IMC 185313
BRZ 7        IMC 185314
BRZ 8        IMC 185315
BRZ 9        IMC 185316
BRZ 10      IMC 185317
BRZ 11      IMC 185318
BRZ 12      IMC 185319

BRZ 20      IMC 186183
BRZ 21      IMC 186184
BRZ 22      IMC 186185
BRZ 23      IMC 186186
BRZ 24      IMC 186187
BRZ 25      IMC 186188
BRZ 26      IMC 186189
BRZ 27      IMC 186190
BRZ 28      IMC 186191
BRZ 29      IMC 186192
BRZ 30      IMC 186193
BRZ 31      IMC 186194

Geology

The deposit is a very thick, sedimentary deposit of zeolitized volcanic ash of Tertiary age known as the Salt Lake Formation. The sedimentary interval in which the clinoptilolite occurs is more than 1000 feet thick in the area. Thick intervals of the zeolite are separated by thin limestone and sandstone beds deposited in the freshwater lake where the volcanic ash accumulated.

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

Haulage is over approximately 4,000 foot of road on an uphill grade of 2.5% to the mill. On higher benches, the grade will eventually be downhill. Caterpillar 769 B rock trucks are used. They haul 18 to 20 tons per load, and the cycle time is about 30 minutes.

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

Dryer

There are two dryer circuits, one for lines one and two, and one for the Raymond mill. The dryer circuits include one 50 ton feed bin, and each dryer has a conveyor bypass around each dryer, a bucket elevator, and a dry rock bin. The dryers are 25 feet long, 5 feet in diameter and are fired with propane burners rated at 750,000 BTUs. One self-cleaning bag house services both dryers. Depending on the wetness of the feed rock, the capacity is in the range of 10 tons per hour per dryer. During most of the year, the dryers are not run.

Coarse Products Circuit

There are two lines to produce coarse products:

●	Line 1 is a closed circuit with a 100 HP vertical shaft impactor and a 5 deck Midwestern multivibe screen.

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

Item 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report.

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

2013	High	Low
First Quarter	$2.34	$1.64
Second Quarter	1.92	0.96
Third Quarter	1.73	0.90
Fourth Quarter	2.19	1.24

2012	High	Low
First Quarter	$3.98	$2.06
Second Quarter	4.95	2.70
Third Quarter	4.25	1.93
Fourth Quarter	2.42	1.36

2011	High	Low
First Quarter	$1.90	$0.41
Second Quarter	4.10	1.56
Third Quarter	3.45	2.05
Fourth Quarter	3.32	1.85

The approximate number of holders of record of our common stock at March 17, 2014, is 2,500.

We have not declared or paid any dividends to our stockholders during the last five years and do not anticipate paying dividends on our common stock in the foreseeable future.  Instead, we expect to retain earnings for the operation and expansion of our business.

Item 6.             Selected Financial Data

December 31,	2013	2012	2011	2010	2009
Balance Sheet Data:
Current assets	$1,910,564	$3,103,128	$2,963,570	$1,848,825	$539,814
Property, plant, and equipment-net	12,395,645	9,508,975	6,047,004	3,845,000	3,404,154
Restricted cash	75,501	75,251	74,777	74,311	73,916
Other assets	509,281	688,123	54,766	94,766	-
Total assets	$14,890,991	$13,375,477	$9,140,117	$5,862,902	$4,017,884

Current liabilities	$2,479,341	$1,622,641	$1,742,022	$784,322	$848,443
Long-term debt, net of current portion	1,002,215	157,466	158,218	82,407	98,710
Stock payable to directors for services	150,000	-	230,004	-	-
Accrued reclamation costs	257,580	249,540	241,500	107,500	107,500
Total Liabilities	3,889,136	2,029,647	2,371,744	974,229	1,054,653
Shareholders' equity	11,001,855	11,345,830	6,768,373	4,888,673	2,963,231
Total liabilities and
shareholders' equity	$14,890,991	$13,375,477	$9,140,117	$5,862,902	$4,017,884

Income Statement Data:
Revenues	$11,020,829	$12,042,702	$13,118,090	$9,073,324	$4,103,340

Cost of revenues	11,061,799	11,007,802	11,443,892	7,699,592	3,734,294
Operating expenses	1,297,201	1,353,587	782,667	950,163	605,232
Other (income) expense	73,548	72,742	149,001	111,356	58,657
Total expenses	12,432,548	12,434,131	12,375,560	8,761,111	4,398,183

Income (loss) before income taxes	(1,411,719)	(391,429)	742,530	312,213	(294,843)
Income tax benefit (expense)	(229,451)	(167,107)	(105,610)	493,000	-
Net income (loss)	$(1,641,170)	$(558,536)	$636,920	$805,213	$(294,843)

Per Share Data:
Net income (loss) per share:
Basic	$(0.03)	$(0.01)	$0.01	$0.01	$(0.01)
Diluted	$(0.03)	$(0.01)	$0.01	$0.01	$(0.01)
Weighted average shares outstanding:
Basic	62,281,449	61,235,365	58,855,348	54,356,693	49,855,229
Diluted	62,881,449	61,235,365	59,381,175	54,578,054	49,885,229

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

Results of Operations by Division
Antimony - Combined USA
and Mexico	2013	2012	2011
Lbs of Antimony Metal USA	931,789	1,031,164	1,179,973
Lbs of Antimony Metal Mexico:	647,393	372,046	221,450
Total Lbs of Antimony Metal Sold	1,579,182	1,403,210	1,401,423
Average Sales Price/Lb Metal	$5.30	$6.24	$7.43
Net income (loss)/Lb Metal	$(1.30)	$(0.62)	$0.37

Gross antimony revenue - net of discount	$8,375,158	$8,753,449	$10,406,636
Precious metals revenue	369,706	647,554	667,813
Production costs - USA	(4,592,019)	(5,665,806)	(7,294,421)
Product cost - Mexico	(2,614,860)	(1,677,927)	(1,031,957)
Direct sales and freight	(285,274)	(279,694)	(281,089)
General and administrative - operating	(275,312)	(353,656)	(280,853)
Mexico non-production costs	(1,095,839)	(678,053)	(430,601)
General and administrative - non-operating	(1,325,902)	(1,193,583)	(936,873)
Non-operating gains	73,551
Net interest	(346)	6,059	5,205
EBITDA	(1,371,137)	(441,657)	823,860
Income taxes	(229,451)	(167,107)	(105,610)
Depreciation,& amortization	(448,036)	(263,214)	(199,515)
Net income (Loss) - antimony	$(2,048,624)	$(871,978)	$518,735

Zeolite
Tons sold	11,182	12,189	12,105
Average Sales Price/Ton	$196.96	$216.73	$168.83
Net income (Loss)/Ton	$36.44	$25.72	$9.76

Gross zeolite revenue	$2,202,414	$2,641,699	$2,043,641
Production costs	(1,096,731)	(1,618,816)	(1,221,101)
Direct sales and freight	(162,143)	(169,346)	(183,333)
Royalties	(211,095)	(234,343)	(197,371)
General and administrative - operating	(62,133)	(47,456)	(59,371)
General and administrative - non-operating	(44,242)	(47,819)	(58,049)
Net interest	(260)	(701)
EBITDA	625,810	523,218	324,416
Depreciation	(218,356)	(209,776)	(206,231)
Net income - Zeolite	$407,454	$313,442	$118,185

Company-wide	2013	2012	2011
Gross revenue	$10,947,278	$12,042,702	$13,118,090
Production costs	(8,303,610)	(8,962,549)	(9,547,479)
Other operating costs	(2,091,796)	(1,762,548)	(1,432,618)
General and administrative - non-operating	(1,370,144)	(1,241,402)	(994,922)
Non-operating gains	73,551
Net interest	(606)	5,358	5,205
EBITDA	(745,327)	81,561	1,148,276
Income tax benefit (expense)	(229,451)	(167,107)	(105,610)
Depreciation & amortization	(666,392)	(472,990)	(405,746)
Net income (Loss)	$(1,641,170)	$(558,536)	$636,920

Overview

Our cost of production was elevated for the year ended December 31, 2013, because we were starting a major mining and production facility in Mexico.  The same workers responsible for production were also a significant part of building and testing the manufacturing plants and equipment at Puerto Blanco  and Madero, Mexico, which resulted in costs that won’t be incurred when construction and testing is complete.  To a lesser degree, we incurred similar costs at our plant in Thompson Falls, Montana.  There will still be some overlapping costs in the first quarter of 2014 because the plants are still in a start-up mode, but the production from Mexico should be significantly greater for 2014 than 2013.

The non-cash loss items totaled $1,076,229 for 2013 and included $688,738 for depreciation, $8,040 for accretion, $150,000 for director compensation, and $229,451 for an increase in the valuation allowance for deferred income taxes.

We are producing and buying raw materials, which will allow us to ensure a steady flow of products for sale.  Our smelter at Madero, Mexico, was producing a significant portion of our raw materials in 2013.  We will still purchase raw materials from suppliers for our smelter in Montana.

Lbs of Antimony
Mexico Production Activity:	Metal Contained
Direct Shipping Ore (DSO)
Wadley property	148,372

San Louis Potosi area	140,977

Guadalupana area	68,098

Miscellaneous mines	36,095
Concentrate from Mill
Guadalupe	121,986

Soyatal district	20,149

Inventory usage	148,255

Total production at smelter	683,932

We have almost completed installation of a natural gas pipeline to replace propane as the fuel used in our Mexico smelter.  We expect the pipeline to be finished by March of 2014.  We expect the pipeline to cost approximately $1.7 million dollars when completed, and that it will reduce our smelter fuel cost by approximately 75%.  Our smelter fuel costs (propane) in Mexico were approximately $700,000 in 2013. We have spent approximately $1,438,000 on construction as of December 31, 2013.

 We have initiated the installation of a 400 - 500 ton per day flotation mill to be completed by the end of 2014 that we expect to cost between $400,000 and $500,000 to install.  The concrete work for the mill has been completed, and work will be ongoing as we generate cash from operations. This mill will be dedicated to processing ore from the Los Juarez mining property.  We have adequate crushing capacity in place to feed the 500 ton per day mill and the existing mill.

 The restart of production from Los Juarez will create a significant increase in our precious metals revenue for 2014 and years forward.

Our principal smelter, precious metals recovery operation, and our Company headquarters remain in Montana.  With increased production, we expect to widen our base of customers.

Results of Operations

Comparison of Years ended December 31, 2013, 2012, and 2011

	2013	2012	2011
Antimony Division - United States:
Revenues - Antimony (net of discount)	$8,375,158	$8,745,321	$10,406,636
Revenues - Other	73,551	$8,128
Revenues - Precious metals	369,706	647,554	667,813
	8,818,415	9,401,003	11,074,449
Domestic cost of sales:
Production costs	4,592,019	5,665,806	7,294,421
Depreciation	61,574	40,979	29,963
Freight and delivery	227,179	218,563	216,668
General and administrative	275,313	370,838	280,853
Direct sales expense	58,095	61,131	64,421
Total domestic antimony cost of sales	5,214,180	6,357,317	7,886,326

Cost of sales - Mexico
Production costs	2,614,860	1,677,927	1,031,957
Depreciation and amortization	386,462	222,235	169,552
Freight and delivery	52,628	111,652	121,432
Reclamation accrual	8,040	8,040
Land lease expense	202,364	27,720
Other non-production costs	644,993	174,852	150,773
General and administrative	187,814	148,321	158,396
Total Mexico antimony cost of sales	4,097,161	2,370,747	1,632,110

Total revenues - antimony	8,818,415	9,401,003	11,074,449
Total cost of sales - antimony	9,311,341	8,728,064	9,518,436
Total gross profit (loss) - antimony	(492,926)	672,939	1,556,013

Zeolite Division:
Revenues	2,202,414	2,641,699	2,043,641
Cost of sales:
Production costs	1,096,731	1,618,816	1,221,101
Depreciation	218,356	209,776	206,231
Freight and delivery	83,618	93,260	103,630
General and administrative	62,133	47,457	117,420
Royalties	211,095	234,343	197,371
Direct sales expense	78,525	76,086	79,703
Total cost of sales	1,750,458	2,279,738	1,925,456
Gross profit - zeolite	451,956	361,961	118,185

Total revenues - combined	11,020,829	12,042,702	13,118,090
Total cost of sales - combined	11,061,799	11,007,802	11,443,892
Total gross profit (loss) - combined	$(40,970)	$1,034,900	$1,674,198

●
During the three year period ended December 31, 2013, the most significant event affecting our financial performance was the decrease in the price of antimony (see table page 6).  During the year ended December 31, 2013, the most significant event was the commencement of production at our Mexico operations which caused our reported operating costs to be elevated when compared to years when we were not initiating the start-up of a new production facility. Mexican production of antimony as metal contained was 683,932 pounds during 2013 compared to 372,047 pounds for 2012, up 83.8%.  2013 is regarded as a “start- up year” during which the holding costs, permitting, and metallurgical research was categorized as a “non-production” operating expense. Specifically Los Juarez was not produced, Soyatal oxide ore was in a research phase at the Puerto Blanco oxide circuit, Guadalupe had shipped dump material while they obtained an explosives license and prepared the underground for mining higher grade rock, and the Puerto Blanco mill circuits were utilized less than 10% of their capacity.  Going forward, the increased supply of raw material from Mexico and the metal prices for both antimony and precious metals will be the most significant factors influencing our operations.  The following are highlights of the significant changes during 2013 and the three year period then ended:

●
Revenues from antimony sales in 2013 were approximately $378,000 (4.3%) smaller than 2012 due to a decrease in the price of antimony.  The average sale price for antimony contained in all products declined from $6.24 in 2012 to $5.30 in 2013, a decrease of $0.94 (17.7%).  Our sales of antimony for 2013 increased by approximately 175,000 lbs from 2012. Our revenues from antimony decreased in 2012 by approximately $1,653,000 (16%) from 2011 primarily due to a decrease in the price of antimony metal.

●
The metallurgical problem with the Los Juarez feed has been solved, and mining, milling, and smelting will resume by the beginning of the 2nd quarter 0f 2014. This will also put the Puerto Blanco mill back in operation. During 2013, the Puerto Blanco mill was operating at less than 10% of capacity.

●	The Soyatal oxide ore recovery problem has been solved, and oxide concentrates are being produced. Oxide mineralized rock will be mined and underground development will be started.

●	Explosives have been permitted at Guadalupe, and underground development has started Q1 2014 that should provide a much higher feed for the Puerto Blanco mill.

●	Assuming that Guadalupe and Los Juarez feed are going to the Puerto Blanco mill, the 500 ton per day mill that is estimated at 40% of completion will need to be completed.

●
If the Mexican “non-production” holding expenses for properties that are being developed are excluded, the cost of production of 1,780,134 pounds of contained meal was $4.10 per pound for 2013. The average sale price during 2013 was $5.30 a pound

●
Our cost of goods sold for antimony for 2013 increased by approximately $583,000 from 2012 due to an increase in our raw materials cost, but was a greater percent of sales than in prior years primarily due to start-up costs in Mexico.  During 2013, the average cost of production in Mexico per pound of metal contained was $3.50 per pound compared to $4.47 per pound for Montana.  The combined cost for 2013 was $4.10 per pound. Our cost of goods sold for antimony for 2012 decreased by approximately $790,000 from 2011 due to a decrease in our raw materials cost, but was a greater per cent of sales than in prior years primarily due to costs associated with starting a major production facility in Mexico. For all three years, costs of goods sold include operating and non-operating production costs from Mexico operations.  As production has increased in Mexico, we have seen an inordinate increase in our smelter costs due to the high cost of propane in Mexico. After we switch to natural gas as a fuel for our smelter at Madero in 2014, we will see a significant improvement in our operating costs. The cost of goods sold during all years has been impacted by an increase in the cost of operating supplies, such as fuel, trucking, insurance, refractory costs, steel, and propane.

●
Our volume of zeolite sold was down by approximately 8% in 2013, from 12,189 tons in 2012 to 11,182 tons in 2013, and total revenue decreased by approximately $439,000.  In 2012, we sold more products with additives, which are higher priced, than we did in 2013.  Our cost of goods sold for 2013 decreased by approximately $522,000 from 2012, primarily because we had a decrease in the volume of product sold, and because we did not pre-purchase as many supplies.  We inventoried the cost of additives, drying, blending, and overall operating costs for a special product mix prepared in advance for winter sales in 2013 and 2014.  Our volume of zeolite sold was nearly the same in 2012 as 2011, but total revenue increased by approximately $598,000.  In 2012, we sold more products with additives, which are higher priced, than we did in 2011, and we raised prices for most products due to our increased operating costs.  Our cost of goods sold for 2012 increased by approximately $354,000 from 2011, primarily due to the cost of additives, drying, blending, and overall operating cost increases.  Although tons sold for 2011 was less than 2010, there was an increase in the sales price per ton which accounted for an increase in revenue of approximately $130,000.  The increase in the price for 2011 was mainly due to an additive, drying, and blending for a customer, which also caused a similar increase in our cost of production for 2011.

Zeolite	2013	2012	2011
Tons sold	11,182	12,189	12,105
Average Sales Price/Ton	$196.96	$216.73	$168.83
Net income (Loss)/Ton	$36.44	$25.72	$9.76

Gross zeolite revenue	$2,202,414	$2,641,699	$2,043,641
Production costs	(1,096,731)	(1,618,816)	(1,221,101)
Direct sales and freight	(162,143)	(169,346)	(183,333)
Royalties	(211,095)	(234,343)	(197,371)
General and administrative - operating	(62,133)	(47,456)	(59,371)
General and administrative - non-operating	(44,242)	(47,819)	(58,049)
Net interest	(260)	(701)
EBITDA	625,810	523,218	324,416
Depreciation	(218,356)	(209,776)	(206,231)
Net income - Zeolite	$407,454	$313,442	$118,185

●
General and administrative costs, as reported in our statement of operations, include fees paid to directors through stock based compensation. In 2013 and 2012, we incurred $40,000 and $88,000, respectively, in fees to the NYSE MKT that were included in general and administrative expenses.  General and administrative costs for 2013, 2012 and 2011 include general and administrative costs related to commencement of production at our facilities in Mexico.  The combined general and administrative costs were 6.7%, 6.7% and 3.3% of sales for 2013, 2012 and 2011, respectively.

●
The decrease in professional fees for 2013 from 2012 (approximately $33,846) was primarily due to decreased costs related to our audits and financial statement preparation. The increase in professional fees for 2012 from 2011, (approximately $52,500) was primarily due to increased costs related to our audits and financial statement preparation during the year we became listed on the NYSE MKT.

●
Factoring costs were similar in 2013 to 2012. Factoring costs decreased in 2012 by approximately $76,100 as we were able to reduce our collection time for accounts receivable in that year.  Our discount to customers for early payment increased by approximately $42,100 in 2012 from 2011.  Factoring expense increased in 2011from 2010 by approximately $35,100 because of increased revenue and greater amounts of accounts receivable available for factoring.

●
For the year ended December 31, 2010, we determined that it was likely that we would be profitable in the future, and that it was appropriate to record a tax benefit of $493,000 for the value of tax losses from prior years that could be used to reduce income tax in future periods.  For the years ended December 31, 2013, 2012, and 2011, this benefit was reduced by $229,451, $167,107, and $96,442, respectively, for increases in the valuation allowance due to changed expectations about when we would have taxable income, and changes in the components that made up the base for calculating the future tax benefit.

Subsidiaries

The Company has a 100% investment in two subsidiaries in Mexico, USAMSA and AM, whose carrying value was assessed at December 31, 2013, 2012, and 2011, for impairment.  Management’s assessment of the subsidiaries’ fair value was based on their future benefit to us.

Financial Condition and Liquidity
	2013	2012	2011
Current Assets	$1,910,564	$3,103,128	$2,963,570
Current liabilities	(2,479,341)	(1,622,641)	(1,742,022)
Net Working Capital	$(568,777)	$1,480,487	$1,221,548

Cash provided (used) by operations	$234,820	$526,419	$417,452
Cash used for capital outlay	(2,733,762)	(3,513,901)	(2,239,441)
Cash provided (used) by financing:
Proceeds from notes payable to bank	138,520	-	-
Principal paid on long-term debt	(273,405)	(464,936)	(124,722)
Proceeds from long-term debt	352,000	-	-
Sale of Stock	1,147,194	4,624,763	1,242,780
Other	154,165	(176,961)	260,497
Net change in cash	$(980,468)	$995,384	$(443,434)

Our net working capital, decreased for the year ended December 31, 2013, from a positive amount of $1,480,487 at the beginning of the year to a negative amount of $568,777 at the end of 2013.  Our current assets decreased and our current liabilities increased primarily due to expenditures for capital improvements in Mexico.  The capital improvements were mainly financed by the sale of stock and an increase in current liabilities. Our financial condition and liquidity improved for the two years ended December 31, 2012.  This was due to an increase in our cash provided by operations and the sale of stock each year.  We used most of our resources from operating cash flows and the sale of stock to complete our mine, mill, and smelter production facility in Mexico.  Over the three year period, we raised approximately $6,932,000 from issuing restricted stock, and we used approximately $9,995,000, including $1,742,000 of assets purchased with debt, for capital improvements in Mexico ($8,617,000), Montana ($558,000), and at the Bear River Zeolite plant ($820,000).  In Mexico, we completed the final installation of the crusher, ball mill and flotation circuit, four additional furnaces at Madero, started the installation of a 500 ton per day ball mill, and paid for partial construction of a natural gas pipeline that is nearly complete.

During the year ending December 31, 2014, we are planning to finance our improvements with operating cash flow. Our 2014 improvements are expected to include final installation of a natural gas pipeline to the Madero smelter and completing the installation of a 400 - 500 ton per day flotation mill that will increase our production from the Los Juarez mine.

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

In 2013, cash provided by operations was primarily due to an increase in accounts payable and other accrued liabilities.

Our stockholders’ equity section makes note that we have a liquidation preference of $5,760,078 for our preferred stock.  This consists of a liquidation payment of $5,247,009 due if we liquidate our company or sell substantially all our assets, and $513,069 of undeclared dividends.  The Board of Directors’ does not intend to declare dividends on preferred stock as due and payable at any time in the near future.  We do not feel that the liquidation preference and undeclared dividends related to our preferred stock will be an impediment to raising capital in the future by issuing additional shares of common stock, and are not going to affect our liquidity.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

We sell our antimony products based on a world market price.  Our earnings and cash flow are significantly affected by changes in the price of antimony.  The price of antimony can fluctuate widely and is influenced by numerous factors such as demand, production levels, and world political and economic events.  During the past ten years, the price of antimony metal has ranged from a low of $1.48 per pound to a high of $6.97 per pound.  Analysis of our costs indicate that, for the year ended December 31, 2013, raw material costs were approximately 50% of our cost of revenues (cost of goods sold).  Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production.  During the year ended December 31, 2013, a $2 per pound decrease in our sales price would have likely caused our gross profit to decrease by $1 per pound.  As we produce more of our raw material from our Mexico operations and our raw material cost becomes less affected by world prices, a decrease in our sales price will have a smaller impact on our cost of revenues.

Item 7B.   Critical Accounting Estimates

We have, besides our estimates of the amount of depreciation on our assets, two critical accounting estimates.  The value of our unprocessed ore in inventory is assessed on assays taken at the time the ore is delivered, and may vary when the ore is processed and final settlement is made.  Also, the asset recovery obligation on our balance sheet is base on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations, and may differ when we cease operations.

●
The value of unprocessed purchased ore in our inventory at the Puerto Blanco mill, primarily ore purchased from the Guadalupe mining concession, is based on assays taken at the time the ore is delivered, and may vary when the ore is processed and final settlement is made.  We assay the purchased ore to estimate the amount of antimony contained per metric ton, and then make an advance payment based on the Rotterdam price of antimony and the % of antimony contained.  Our payment scale incorporates a penalty for ore with a low percentage of antimony.  After processing the ore and determining a final recovery of the amount of antimony metal in a lot of purchased ore, a final settlement is made, and any underpayment or overpayment is accounted for.  It is reasonably likely that the initial assay used for advance payment will differ from the amount of metal recovered from a given lot.  If the initial assay of a lot of ore on hand at the end of a reporting period were different, it would cause a change in our reported inventory and accounts payable amounts, but would not change our reported cost of goods sold or net income amounts.  At December 31, 2013, if we had overestimated the per cent of antimony in our total inventory of purchased ore at our Puerto Blanco mill by 2.5%, (a 10% correction to the amount of antimony metal contained if we estimated 25.0% antimony per metric ton), the amount of our inventory and accounts payable would be smaller by approximately $24,000.  Our net income would not be affected.  Direct shipping ore (DSO) purchased at our Madero smelter is paid for at a fixed amount at the time of delivery and assaying, and is not subject to accounting estimates. The amount of the accounting estimate for purchased ore at our Puerto Blanco mill is in a constant state of change because the amount of purchased ore and the per cent of metal contained are constantly changing.  Due to the amount of ore on hand at the end of a reporting period, as compared to the amount of total assets, liabilities, equity, and the ore processed during a reporting period, any change in the amount of estimated metal contained would likely not result in a material change to our financial condition.

●
The asset recovery obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations, and may differ when we cease operations.  As of December 31, 2011, we made an estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations would be $134,000.  For purposes of the estimate, we used a probable life of 20 years and costs that, initially, are comparable to rates that we would incur at the present.  We are adding to (an accretion of 6%) the liability each year by $8,040, and amortizing the asset over 20 years ($6,700 annually), which decreases our net income in total each year by $11,740.  We will make periodic reviews of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and adjust our account balances accordingly.  At this time, we think that an adjustment in our asset recovery obligation is not required, and an adjustment in future periods would not have a material impact in the year of adjustment, but would change the amount of the annual accretion and amortization costs charged to our expenses by an undetermined amount.

Item 8.             Financial Statements

The consolidated financial statements of the registrant are included herein on pages F1-F22.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Financial Officer conducted an evaluation of the effectiveness of USAC’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013.  Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting (described below) and, as a result of those weaknesses, our disclosure controls and procedures were  ineffective as of December 31, 2013.

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

The management of USAC has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of December 31, 2013.   These weaknesses are as follows:

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

Because these material weaknesses exist, management has concluded that our internal control over financial reporting as of December 31, 2013, is ineffective.

Our internal control over financial reporting as of December 31, 2013, has been audited by DeCoria, Maichel & Teague, P.S., an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting for the year ended December 31, 2013.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of United States Antimony Corporation:

We have audited United States Antimony Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (COSO),  published in 1992. United States Antimony Corporation’s management is responsible for maintaining effective internal control over financial reporting and for assessing of the effectiveness of internal control over financial reporting, included in the Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

●	Inadequate design of internal control over the preparation of the financial statements and financial reporting processes;

●
Inadequate monitoring of internal controls over significant accounts and processes including controls associated with domestic and Mexican subsidiary operations and the period-end financial reporting process;

●	The absence of proper segregation of duties within significant processes and ineffective controls over management oversight, including antifraud programs and controls; and

●	Ineffective controls over the application of accounting principles that are in conformity with generally accepted accounting principles.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 12, 2014, on those financial statements.

In our opinion, United States Antimony Corporation did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United States Antimony Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 12, 2014, expressed an unqualified opinion thereon.

/s/: DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
March 12, 2014

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

On June 28, 2013, the Company issued 725,000 shares of common stock at a price of $1.00 per share.  Each share is accompanied by a warrant to purchase an additional one-half share for $1.20 per share for one year.

On December 27, 2013, the Company issued 534,480 shares of common stock at a price of $1.25 per share.  Each share is accompanied by a warrant to purchase an additional one-half share for $1.60 per share for one year.

PART III

Item 10.                      Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Identification of directors and executive officers at December 31, 2013, is as follows:

Name	Age	Affiliation	Expiration of Term

John C. Lawrence	75	Chairman, President, Treasurer; Director	Annual meeting

John C. Gustavsen	65	First Vice-President	Annual meeting

Russell C. Lawrence	45	Second Vice-President And Director	Annual meeting

Matthew Keane	59	Third Vice-President	Annual meeting

Daniel L. Parks	65	Chief Financial Officer	Annual meeting

Alicia Hill	32	Secretary and Controller	Annual meeting

Bernard Guarnera	70	Director	Annual meeting

Gary D. Babbitt	68	Director	Annual meeting

Whitney Ferer	55	Director	Annual meeting

Hart W. Baitis	64	Director	Annual meeting

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

Bernard J. Guarnera.  Mr. Guarnera, who was nominated to the Board in May 2012, has more than 40 years of experience in the global mining industry.  Most recently he served as Chairman and CEO of Behre Dolbear & Company, an internationally recognized mining consulting firm which was founded in 1991.  He previously served with Texaco’s Minerals Group, Daymes & Moore, and Boise Cascade, firms where he worked in the coal and uranium, precious and base metals and industrial minerals sectors.  Mr. Guarnera has degrees from the Michigan College of Mining & Technology (B.Sc. Geological Engineering (mining emphasis) and M.Sc. Economic Geology).  Mr. Guarnera resigned his position on the Board of Directors in January of 2014.

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

Board Meetings and Committees.  Our Board of Directors held four (4) regular meetings during the 2013 calendar year.  Each incumbent director, except for Bernard Guarnera, attended all of the meetings held during the 2013 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member.

Our Board of Directors established an Audit Committee on December 10, 2011. It consists of three members, Gary Babbitt (Chairman), Whitney Ferer, and Hart Baitis.  None of the Audit Committee members are involved in our day-to-day financial management.  Hart Baitis is considered a financial expert.

During 2011, the Board also established a Compensation Committee and a Nominating Committee.

Board Member Compensation.  We paid directors' fees in the form of 26,000 shares of our common stock per director during 2010.  In January of 2012, we issued the directors 149,500 shares, of which 95,835 shares were for services during 2011.  The remaining shares were part of the directors’ compensation for 2012.  Following is a summary of fees, cash payments, stock awards, and other reimbursements to Directors during the year ended December 31, 2013:

Directors Compensation

Name and Principal Position	Fees Earned or paid in Cash	Stock Awards	Total Fees, Awards, and Other Compensation
John C. Lawrence, Chairman		$25,000	$25,000
Bernard Guarnera, Director		$25,000	$25,000
Gary D. Babbitt, Director	$36,000	$25,000	$61,000
Russell Lawrence, Director		$25,000	$25,000
Hartmut Baitis, Director		$25,000	$25,000
Whitney Ferer, Director		$25,000	$25,000
Totals	$36,000	$150,000	$186,000

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and the holders of 10% or more of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of our common stock are required by the regulation to furnish us with copies of all Section 16(a) forms they have filed. Based solely on our review of copies of Forms 3, 4 and 5 furnished to us, Mr.John Lawrence, Mr. Baitis, Mr. Babbitt, Mr. Ferer, Mr. Guarnera, and Mr. Russell Lawrence did not file timely Forms 3, 4 or Form 5 reports during 2013, 2012, or 2011.

Code of Ethics
The Company has adopted a Code of Ethics that applies to the Company's executive officers and its directors.  The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at: United States Antimony Corporation, P.O. Box 643, Thompson Falls, MT 59873.

Item 11. Executive Compensation

Summary Compensation Table
The Securities and Exchange Commission requires the following table setting forth the compensation paid by USAC to its principal executive officer for fiscal years ended December 31, 2013, 2012, and 2011.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	All Other Compensation (1)	Total
John C. Lawrence, President and Chief Executive Officer	2013 2012 2011	$126,000 $126,000 $126,000	N/A	$25,000 $25,000 $40,001	$5,538 $5,538 $5,538	$156,538 $156,538 $171,539
John C. Gustaven, Executive Vice President	2013 2012 2011	$100,000 $100,000 $85,000	N/A			$100,000 $100,000 $85,000
Russell Lawrence, Vice President for Latin America	2013 2012 2011	$100,000 $100,000 $85,000	N/A	$25,000 $25,000 $40,001		$125,000 $125,000 $125,001

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

Two executive officers, the President/CEO and the Vice-President for the Latin American operations, receive restricted stock awards for their services as Board members

The following table sets forth information concerning the outstanding equity awards at December 31, 2013, held by our principal executive officer.  There were not any other outstanding equity awards or plan based awards to officers or directors as of December 31, 2013.

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
(Chairman of the Board Of
Directors and Chief Executive
Officer)

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 17, 2014, by (i) each person who is known by us to beneficially own more than 5% of our Series B, C, and D preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 47 Cox Gulch, Thompson Falls, Montana 59873.

Title of Class	Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership		Percent of Class (1)	Percent of all Voting Stock
Common Stock	Cardinal capital Management LLC Four Greenwich Office Park Greenwich CT 06831	4,008,694		6.40%	6.20%
Common Stock	Reed Family Limited Partnership 328 Adams Street Milton, MA 02186	4,018,335		6.60%	6.40%
Common Stock	The Dugan Family c/o A.W.Dugan 1415 Louisana Street, Suite 3100 Houston, TX 77002	6,362,927	(3)	10.70%	10.40%
Series B Preferred	Excel Mineral Company P.O. Box 3800 Santa Barbara, CA 93130	750,000	(5)	100.00%	N/A
Series C Preferred	Richard A. Woods 59 Penn Circle West Penn Plaza Apts. Pittsburgh, PA 15206	48,305	(4)	27.10%	*
Series C Preferred	Dr. Warren A. Evans 69 Ponfret Landing Road Brooklyn, CT 06234	32,203	(4)	18.10%	*
Series C Preferred	Edward Robinson 1007 Spruce Street, 1st floor Philadelphia, PA 19107	32,203	(4)	18.10%	*
Series C Preferred	All Series C Preferred Shareholders as a Group	177,904	(4)	100.00%	*
Common Stock	John C. Lawrence Russell Lawrence Hart Baitis Garry Babbitt Bernard Guarnera Whitney Ferer Mathew Keane Daniel Parks	4,128,346 165,693 20,526 134,167 87,725 58,026 10,300 40,000	(2)	6.50 * * * * * * %	6.30 * * * * * * %
Common Stock	All Directors and Executive Officers as a Group	4,644,783		7.30%	7.10%
Series D Preferred	John C. Lawrence Leo Jackson Garry Babbitt	1,590,672 102,000 58,333	(4)	90.80% 5.80% 3.40%	2.40 * * %
Series D Preferred	All Series D Preferred Shareholders as a Group	1,751,005	(4)	100.00%	2.70%
Common Stock and Preferred Stock w/voting rights	All Directors and Executive Officers as a Group All preferred Shareholders that are officers or directors	4,644,783 - 1,751,005(4)	(2)	7.30% - 90.80%	7.10% - 2.80%
Common and Preferred Voting Stock	All Directors and Executive Officers as a Group	6,395,798		9.80%	9.80%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 17, 2014, are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 61,896,726 shares of common stock, 750,000 shares of Series B Preferred Stock, 177,904 shares of Series C Preferred Stock, and 1,751,005 shares of Series D Preferred Stock outstanding on March 17, 2014.  Total voting stock of 63,825,635 shares is a total of all the common stock issued, and all of the Series C and Series D Preferred Stock.

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

Item 13.    Certain Relationships and Related Transactions

Described below are transactions during the last three years to which we are a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners has a direct or indirect material interest.  See also transactions described in notes 4, 9, 10, 11, 12, 15 and 19 to our Financial Statements as of December 31, 2013.

We reimbursed John C. Lawrence, a director and Chief Executive Officer, for operational and maintenance expenses incurred in connection with our use of equipment owned by Mr. Lawrence, including welding trucks, backhoes, and an aircraft. Reimbursements for 2013, 2012 and 2011, totaled $65,502, $74,490, and $86,508, respectively.

During 2013, the Company awarded, but did not issue, common stock with a value at December 31, 2013 of $150,000 to its Board of Directors as compensation for their services as directors.  In connection with the issuances, the Company recorded $150,000 in director compensation expense. At a closing price of $1.97 per share on December 31, 2013, the directors will be issued 76,142 shares.

During the year ended 2012, we issued 100,000 shares to Herbert Denton for services provided related to the private issuance of stock in January and June of 2012.  The value of the shares issued to Mr. Denton was treated as a cost of issuance and did not affect net income.  In January of 2012, we also issued 165,827 shares to Directors for services, with a value at time of issuance of $451,232.  $211,818 was treated as an expense for 2012, $230,004 was expensed in 2011, and $9,410 was expensed in 2013.

During 2011, the Company awarded 95,835 shares of its common stock to its Board of Directors as compensation for their services as directors.  In connection with the issuances, the Company recorded $230,004 in director compensation expense.  The shares were issued in January of 2012.

Item 14.  Principal Accountant Fees and Services

The Company's Board of Directors and audit committee reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2013 were pre-approved by the Board of Directors and its audit committee.

Audit Fees
The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2013, 2012, and 2011 were$161,631, $172,991, and $102,728, respectively, net of expenses.

Audit-Related Fees
There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last three fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees
The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2013, 2012 and 2011 were $16,578, $4,082, and $7,408, respectively.

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

99.1	Report from Audit Committee
______________________
*    Filed herewith.

Reports on Form 8-K

Item 5.                     Other Events - October 10, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date: March 17, 2014	By:	/s/ John C. Lawrence
John C. Lawrence, President, Director,
and Principal Executive Officer

Date: March 17, 2014	By:	/s/ Daniel L. Parks
Daniel L. Parks, Chief Financial Officer

Date: March 17, 2014	By:	/s/ Alicia Hill
Alicia Hill, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 17, 2014	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President
(Principal Executive)

Date: March 17, 2014	By:	/s/ Whitney Ferer
Whitney Ferer, Director

Date: March 17, 2014	By:	/s/ Gary D. Babbitt
Gary D. Babbitt, Director

Date: March 17, 2014	By:	/s/ Hart Baitis
Hart Baitis, Director

Date: March 17, 2014	By:	/s/ Russell Lawrence
Russell Lawrence, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of United States Antimony Corporation:

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their consolidated operations and cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United States Antimony Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (COSO) and our report dated March 12, 2014, expressed an adverse opinion thereon.

/s/: DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
March 12, 2014

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2013 and 2012

ASSETS
	2013	2012
Current assets:
Cash and cash equivalents	$20,343	$1,000,811
Certificates of deposit	246,565	243,616
Accounts receivable, net	576,021	456,159
Inventories	1,034,770	1,192,189
Other current assets	32,865	170,529
Deferred tax asset	-	39,824
Total current assets	1,910,564	3,103,128

Properties, plants and equipment, net	12,395,645	9,508,975
Restricted cash for reclamation bonds	75,501	75,251
Deferred tax asset	-	189,627
Other assets	509,281	498,496
Total assets	$14,890,991	$13,375,477

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,734,767	$1,181,225
Due to factor	177,701	23,536
Accrued payroll, taxes and interest	124,937	89,541
Other accrued liabilities	50,745	30,220
Payables to related parties	15,549	17,522
Deferred revenue	110,138	-
Notes payable to bank	138,520	-
Long-term debt, current	126,984	280,597
Total current liabilities	2,479,341	1,622,641

Long-term debt, net of discount and current portion	1,002,215	157,466
Stock payable to directors for services	150,000	-
Asset retirement obligations and accrued reclamation costs	257,580	249,540
Total liabilities	3,889,136	2,029,647
Commitments and contingencies (Note 4 and 15)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $892,500 and $885,000,
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $4,796,731 and $4,755,582,
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
63,156,206 and 61,896,726 shares issued and outstanding, respectively	631,562	618,966
Additional paid-in capital	32,030,249	30,745,650
Accumulated deficit	(21,686,744)	(20,045,574)
Total stockholders' equity	11,001,855	11,345,830
Total liabilities and stockholders' equity	$14,890,991	$13,375,477

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011

REVENUES	$11,020,829	$12,042,702	$13,118,090

COST OF REVENUES	11,061,799	11,007,802	11,443,892

GROSS PROFIT (LOSS)	(40,970)	1,034,900	1,674,198

OPERATING EXPENSES:
General and administrative	736,312	810,369	428,092
Salaries and benefits	336,000	284,483	149,671
Professional fees	224,889	258,735	204,904
TOTAL OPERATING EXPENSES	1,297,201	1,353,587	782,667

INCOME (LOSS) FROM OPERATIONS	(1,338,171)	(318,687)	891,531

OTHER INCOME (EXPENSE):
Interest income	3,923	8,049	5,205
Interest expense	(4,529)	(2,691)	-
Bad debts	(1,170)	-	-
Factoring expense	(71,772)	(78,100)	(154,206)
TOTAL OTHER INCOME (EXPENSE)	(73,548)	(72,742)	(149,001)

INCOME (LOSS) BEFORE INCOME TAXES	(1,411,719)	(391,429)	742,530

INCOME TAXES:
Income tax (expense) - current	-	-	(9,168)
Income tax (expense) - deferred	(229,451)	(167,107)	(96,442)
TOTAL INCOME TAXES	(229,451)	(167,107)	(105,610)

NET INCOME (LOSS)	(1,641,170)	(558,536)	636,920
Preferred dividends	(48,649)	(48,649)	(48,649)
Net income (loss) available to
common stockholders	$(1,689,819)	$(607,185)	$588,271

Net income (loss) per share of
common stock:
Basic	$(0.03)	$(0.01)	$0.01
Diluted	$(0.03)	$(0.01)	$0.01

Weighted average shares outstanding:
Basic	62,281,449	61,235,365	58,855,348
Diluted	62,281,449	61,235,365	59,381,175

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2013, 2012, and 2011

					Stock	Additional
	Total Preferred Stock		Common Stock		Subscriptions	Paid	Accumulated
	Shares	Amount	Shares	Amount	Receivable	In Capital	Deficit	Total

Balances, December 31, 2010	2,678,909	$26,788	56,307,382	$563,073	$(82,563)	$24,505,331	$(20,123,958)	$4,888,671

Issuance of common stock for cash, net of offering costs			3,041,918	30,419		1,129,798		1,160,217

Payment received for outstanding stock subscriptions					82,563			82,563

Net income							636,920	636,920

Balances, December 31, 2011	2,678,909	26,788	59,349,300	593,492	-	25,635,129	(19,487,038)	6,768,371

Issuance of common stock and warrants for cash, net of offering costs			2,156,334	21,563		4,603,200		4,624,763

Issuance of common stock to Directors for services:
Accrued in prior year			95,835	958		229,046		230,004
For current year			69,992	700		220,528		221,228

Issuance of common stock for cash through exercise of warrants			225,265	2,253		57,747		60,000

Net loss							(558,536)	(558,536)

Balances, December 31, 2012	2,678,909	26,788	61,896,726	618,966	-	30,745,650	(20,045,574)	11,345,830

Issuance of common stock and warrants for cash, net of offering costs			1,139,480	11,396		1,135,799		1,147,195

Issuance of common stock and warrants for notes payable			120,000	1,200		148,800		150,000

Net loss							(1,641,170)	(1,641,170)

Balances, December 31, 2013	2,678,909	$26,788	63,156,206	$631,562	$-	$32,030,249	$(21,686,744)	$11,001,855

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012, and 2011

Cash Flows From Operating Activities:	2013	2012	2011
Net income (loss)	$(1,641,170)	$(558,536)	$636,920
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	688,738	472,990	405,746
Accretion of asset retirement obligation	8,040	8,040	-
Common stock issued for services	-	221,228	-
Common stock payable to directors for services	150,000	-	230,004
Deferred income taxes	229,451	167,107	96,442
Change in:
Accounts receivable, net	(119,862)	982,405	(693,146)
Inventories	157,419	(125,376)	(923,522)
Other current assets	137,664	(114,321)	(37,953)
Other assets	(13,984)	(443,730)	40,000
Accounts payable	474,438	186,283	584,698
Accrued payroll, taxes and interest	35,396	(52,387)	51,425
Other accrued liabilities	20,525	(89,072)	(100,836)
Deferred revenue	110,138	(43,760)	43,760
Payables to related parties	(1,973)	(84,452)	83,914
Net cash provided by operating activities	234,820	526,419	417,452

Cash Flows From Investing Activities:
Purchase of certificates of deposit	-	(244,090)	(466)
Purchase of properties, plants and equipment	(2,733,762)	(3,269,811)	(2,238,975)
Net cash used by investing activities	(2,733,762)	(3,513,901)	(2,239,441)

Cash Flows From Financing Activities:
Net proceeds from (payments to) factor	154,164	(123,053)	146,589
Proceeds from sale of common stock and warrants, net of offering costs	1,147,195	4,624,763	1,160,217
Issuance of common stock pursuant to exercise of warrants	-	60,000	-
Proceeds from notes payable to bank	138,520	-	-
Principal payments of long-term debt	(273,405)	(464,936)	(124,722)
Proceeds from long term debt	352,000	-	-
Payments received on stock subscription agreements	-	-	82,563
Change in checks issued and payable	-	(113,908)	113,908
Net cash provided by financing activities	1,518,474	3,982,866	1,378,555
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(980,468)	995,384	(443,434)
Cash and cash equivalents at beginning of year	1,000,811	5,427	448,861
Cash and cash equivalents at end of year	$20,343	$1,000,811	$5,427

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash (net of amount capitailzed)	$2,529	$2,691	$-
Noncash investing and financing activities:
Properties, plants & equipment acquired with long-term debt	$762,541	$665,150	$234,775
Properties, plants & equipment acquired with accounts payable	$79,105	$-	$-
Common stock and warrants issued for note payable	$150,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

2.Concentrations of Risk

Sales to Three	For the Year Ended
Largest Customers	December 31, 2013	December 31, 2012	December 31, 2011
Alpha Gary Corporation	$3,700,945	$3,245,612	$1,771,173
General Electric	781,200	-	-
Kohler Corporation	2,654,215	2,286,938	2,941,143
Polymer Products Inc.	-	1,119,055	2,887,862
	$7,136,360	$6,651,605	$7,600,178
% of Total Revenues	64.75%	55.23%	57.94%

Three Largest	For the Year Ended
Accounts Receivable	December 31, 2013	December 31, 2012	December 31, 2011
Kohler Corporation	$202,019		$299,273
Alpha Gary Corporation	42,778	$194,005	254,940
GE Lighting (LPC)	-	-	252,000
Teck American Inc	88,329	-	-
Quantum Remediation	-	101,149	-
Scutter Enterprises	-	41,512	-
	$333,126	$336,666	$806,213
% of Total Receivables	57.83%	73.80%	64.20%

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
December 31, 2013, 2012 and 2011

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

Reclassifications

Certain reclassifications have been made to the 2012 and 2011 financial statements in order to conform to the 2013 presentation.  These reclassifications have no effect on net income (loss), cash flows, total assets or stockholders' equity as previously reported.

Cash and Cash Equivalents

The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2013 and 2012 consists of cash held for reclamation performance bonds, and is held as certificates of deposit with financial institutions.

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

Inventories

Inventories at December 31, 2013 and 2012, consisted primarily of finished antimony products, antimony metal, antimony concentrates, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight allocated based on production quantity. Stockpiled ore is carried at the lower of average cost or net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories. The Company periodically reviews its inventories to identify excess and obsolete inventories and to estimate reserves for obsolete inventories as necessary to reflect inventories at net realizable value.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

3.Summary of Significant Accounting Policies, continued:

Properties, Plants and Equipment

Properties, plants and equipment are stated at historical cost and are depreciated using the straight-line method over estimated useful lives of five to twenty-five years. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to seven years.  Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized.  Expenditures for new property, plant, equipment, and improvements that extend the useful life or functionality of the asset are capitalized.  The Company capitalized $3,575,408 and $3,934,961 in plant construction and other capital costs for the years ended December 31, 2013 and 2012, respectively.  These amounts include capitalized interest of $24,395 and $14,313, respectively. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

Mineral properties are amortized over the estimated economic life of the mineral resource using the straight-line method or the units-of-production method, based upon estimated units of mineral resource.

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

Translations of Foreign Currencies

All amounts are presented in United States (US) Dollars, and the US Dollar is the functional currency of the Company and its foreign subsidiaries.  All transactions are carried out in US Dollars, or translated at the time of the transaction.  There are no material accounts carried in foreign currencies that would require translation at year end.

Mineral Rights

The cost to obtain the legal right to explore, extract and retain at least a portion of the benefits from mineral deposits are capitalized as mineral rights in the year of acquisition.  These capitalized costs will be amortized on the statement of operations using a straight line method over the expected life when placed into production.  Mineral rights are assessed for impairment when facts and circumstances indicate that the potential for impairment exists.  No impairment has been indicated for the years ended December 31, 2013 or 2012 as a result of this assessment.  Mineral rights are subject to write down in the period the property is abandoned.

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
December 31, 2013, 2012 and 2011

3.Summary of Significant Accounting Policies, continued:

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

The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of long-lived assets, it is probable that such costs will be incurred, and they are reasonably estimable.  A corresponding asset is also recorded and depreciated over the life of the assets on a straight line basis.  After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation.  Determination of any amounts recognized upon adoption is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates, and the credit-adjusted risk-free interest rates.

Revenue Recognition

Sales of antimony and zeolite products are recorded upon shipment and when title passes to the customer.  Prepayments received from customers prior to the time that products are processed and shipped are recorded as deferred revenue.  When the related products are shipped, the amount recorded as deferred revenue is recognized as revenue.  The Company's sales agreements provide for no product returns or allowances.

Sales of precious metals are recognized when pervasive evidence of an arrangement exists, the price is reasonably determinable, the product has been delivered, no obligations remain, and collection is reasonably assured.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

3.Summary of Significant Accounting Policies, continued:

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Management has determined that the calculation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, adds none, none, and 525,827 shares, respectively, to basic weighted average shares, related to common stock purchase warrants.  Shares related to warrants and convertible preferred stock were not added to the weighted average of common stock for 2013 and 2012 because the results would have been anti-dilutive.

As of December 31, 2013, 2012 and 2011, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share are as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Warrants	2,489,407	1,934,667	74,173
Convertible preferred stock	1,751,005	1,751,005	1,751,005
Total possible dilution	4,240,412	3,685,672	1,825,178

The following table represents the calculation of basic and diluted weighted average shares outstanding for December 31, 2013, 2012 and 2011:

	December 31, 2013	December 31, 2012	December 31, 2011
Warrants	2,489,407	1,934,667	600,000
Convertible preferred stock	1,751,005	1,751,005	1,751,005
Total possible dilution	4,240,412	3,685,672	2,351,005
Anti - dilutive shares	(4,240,412)	(3,685,672)	(1,825,178)
Dilutive effect for earnings per share	0	0	525,827
Weighted average shares outstanding-basic	62,281,449	61,235,365	58,855,348
Weighted average shares outstanding-diluted	62,281,449	61,235,365	59,381,175

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, certificates of deposits, restricted cash, due to factor, and long-term debt.  The carrying value of certificates of deposit, restricted cash, and due to factor approximates fair value based on the contractual terms of those instruments.

Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

3.Summary of Significant Accounting Policies, continued:

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

The table below sets forth our financial assets that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012, respectively, and the fair value calculation input hierarchy level that we have determined applies to each asset category.

			Input
			Hierarchy
Assets:	2013	2012	Level
Cash and cash equivalents	$20,343	$1,000,811	Level I
Certificates of deposit	246,565	243,616	Level I
Restricted cash	75,501	75,251	Level I
Total Cash	$342,409	$1,319,678

4.         Accounts Receivable and Due to Factor

The Company factors designated trade receivables pursuant to a factoring agreement with LSC Funding Group L.C., an unrelated factor (the “Factor”).  The agreement specifies that eligible trade receivables are factored with recourse.   The performance of all obligations and payments to the factoring company is personally guaranteed by John C. Lawrence, the Company’s President and Chairman of the Board of Directors.  Selected trade receivables are submitted to the factor, and the Company receives 85% of the face value of the receivable by wire transfer. Upon payment by the customer, the remainder of the amount due is received from the Factor, less a one-time servicing fee of 2% for the receivables factored.  This servicing fee is recorded on the consolidated statement of operations in the period of sale to the factor.

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

Receivables, net of allowances, are presented as current assets and the amount potentially due to the Factor is presented as a secured financing in current liabilities.

Accounts Receivble	December 31, 2013	December 31, 2012
Accounts receivable - non factored	$402,351	$436,654
Accounts receivable - factored with recourse	177,701	23,536
less allowance for doubtful accounts	(4,031)	(4,031)
Accounts receivable - net	$576,021	$456,159

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

4.         Accounts Receivable and Due to Factor, continued:

The factoring agreement requires the Company to pay a financing fee equal to 2% of the face amount of receivables sold.  Factoring fees paid by the Company during the years ended December 31, 2013, 2012 and 2011 were $71,772, $78,100, and $154,206, respectively.  For the years ended December 31, 2013, 2012, and 2011, net accounts receivable of approximately $3.28 million, $3.80 million, and $7.39 million, respectively, were sold under the agreement.

Proceeds from the sales were used to fund inventory purchases and operating expenses.  The agreement is for a term of one year with automatic renewal for additional one-year terms.

5.Inventories

The major components of the Company's inventories at December 31, 2013 and 2012 were as follows:

	2013	2012
Antimony Metal	$33,850	$152,821
Antimony Oxide	535,251	295,613
Antimony Concentrates	93,190	46,008
Antimony Ore	106,519	500,192
Total antimony	768,810	994,634
Zeolite	265,960	197,555
	$1,034,770	$1,192,189

At December 31, 2013 and 2012, antimony metal consisted principally of recast metal from antimony-based compounds, and metal purchased from foreign suppliers.  Antimony oxide inventory consisted of finished product oxide held at the Company's plant. Antimony concentrates and ore was held primarily at sites in Mexico and is essentially raw material, carried at cost.   The Company's zeolite inventory consists of salable zeolite material held at BRZ's Idaho mining and production facility, and is carried at cost.

6.Properties, Plants and Equipment

The major components of the Company's properties, plants and equipment at December 31, 2013 and 2012 are shown below.  Approximately $2.14 million and $1.40 million of capitalized costs at December 31, 2013 and 2012, respectively, related primarily to the construction of a natural gas pipeline and an antimony mill in Mexico, have not yet been placed in service and, therefore, have not been subject to depreciation for those years.

2013	USAC	MEXICO	BRZ	TOTAL
Equipment	$749,493	$4,952,524	$3,041,934	$8,743,951
Buildings	242,186	787,917	349,946	1,380,049
Mineral Rights	-	916,522	-	916,522
Land & Other	3,270,248	3,123,067	-	6,393,315
	4,261,927	9,780,030	3,391,880	17,433,837
Accumulated Depreciation	(2,333,484)	(987,621)	(1,717,087)	(5,038,192)
	$1,928,443	$8,792,409	$1,674,793	$12,395,645

2012	USAC	MEXICO	BRZ	TOTAL
Equipment	$668,811	$3,086,510	$2,870,773	$6,626,094
Buildings	241,297	776,374	344,884	1,362,555
Mineral Rights	-	786,088	-	786,088
Land & Other	3,251,660	1,832,032	-	5,083,692
	4,161,768	6,481,004	3,215,657	13,858,429
Accumulated Depreciation	(2,271,910)	(578,812)	(1,498,732)	(4,349,454)
	$1,889,858	$5,902,192	$1,716,925	$9,508,975

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

7.         Asset Retirement Obligation

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

Balance December 31, 2010	$-
Incurred during 2011	134,000
Balance December 31, 2011	134,000
Accretion during 2012	8,040
Balance December 31, 2012	142,040
Accretion during 2013	8,040
Balance December 31, 2013	$150,080

The asset retirement obligation liability is combined with reclamation obligations for Idaho and Montana operations of $107,500 at December 31, 2013.

8.Other Assets

Guadalupe

On March 7, 2012 and on April 4, 2012 the Company entered into a supply agreement and a loan agreement, respectively, (“the Agreements”) with several individuals collectively referred to as ‘Grupo Roga’ or ‘Guadalupe.’  The individuals are the holders of mining concessions located in Mexico in which the Company is interested.  The supply agreement specified that the Company would advance monies to Guadalupe for specific expenses, including repairs of road and payment of mining taxes.  In addition, the Company agreed to purchase antimony ore mined at Guadalupe and pay for mining and trucking costs incurred with the condition that the ore maintain a grade of 3% or more of recoverable antimony. The advances are to be repaid by deducting 10% from the value of each antimony ore shipment. During 2012 and 2013, the recoverable grade of antimony was less than 3% and the amounts due the Company from Guadalupe increased as a result of recoverable antimony shortfalls.

The Agreements with Guadalupe granted the Company an option to purchase the concessions outright for $2,000,000. The Agreements also provide that in event of a breach of the terms by Guadalupe that the Company has a right to enter the property and take possession of the mining concessions. The advances are collateralized by a mortgage on the concessions.  As of December 31, 2013 and 2012, the Company had cumulative loans and advances due from Guadalupe of $489,281 and $271,036, respectively, included in its other assets.

Soyatal

On October 30, 2009, the Company entered into a supply agreement with the owners of the Soyatal concessions similar to that of Guadalupe. During the term of the supply agreement the Company funded certain of Soyatal’s equipment purchases, tax payments, labor costs, milling and trucking costs and other expenses incurred in the Soyatal mining operations that totaled approximately $140,000. In addition to the advances for mining costs, the Company purchased antimony ore from Soyatal that failed to meet agreed upon antimony metal recoveries and resulted in approximately $320,000 of excess advances paid to Soyatal. On April 4, 2012, the Company negotiated an option to purchase the Soyatal properties for $1,500,000, and made a deposit on the option of $55,000. At December 31, 2012, the Company had recorded a cumulative total of $379,460 due from Soyatal in its current and long-term other assets.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

8.Other Assets, continued:

Soyatal, continued:

At December 31, 2012, the Company recorded a note payable liability based upon the present value of the non-interest bearing payments due Soyatal in connection with an option the Company had to purchase the Soyatal property for $1.5 million. In connection with finalizing the Company’s exercise of its option to purchase the Soyatal property and the pending definitive Purchase and Sale Agreement, management determined during the third quarter of 2013, that no recourse note payable would be executed and the payments to Soyatal will be recognized as they become due in accordance with the final agreement, and are paid. As a result, the Company’s interest in the Soyatal mineral property reflects only the payments made to date in accordance with the terms of the option agreement. This change in the terms of the agreement resulted in a reversal of the note payable and a corresponding reduction of mineral property assets of $1,067,431 at December 31, 2012. The December 31, 2012 balance sheet has been revised to reflect such.

On August 5, 2013, the Company notified the owners of Soyatal that it was exercising the option to purchase the Soyatal property. The option exercise agreement allowed the Company to apply all amounts previously due the Company (the “Purchase Price Credits”) by Soyatal of $420,411 to the purchase price consideration. At December 31, 2013, the Company had Purchase Price Credits of approximately $325,000 which can be used as payments on the note at the rate of $100,000 per year until gone.  The Company is obligated to make payments of $200,000 annually through 2020, and a final payment of $100,000 is due in 2021.  The debt payable for the Soyatal mine is non-interest bearing. The Company recorded the debt and the related Soyatal mine asset by determining the net present value of the contractual stream of payments due using a 6% discount rate. The resulting discount on the Soyatal debt is approximately $212,000 at December 31, 2013, and is netted against the debt payable resulting in a discounted amount of $762,541, at December 31, 2013. The discount will be amortized to interest expense using the effective interest method over the life of the debt.

9.         Notes Payable to Bank

            At December 31, 2013, the Company had the following notes payable to the bank:

Promissory note payable to First Security Bank of Missoula, bearing interest at 3.150%, maturing February 27, 2014, payable on demand, collateralized by a lien on Certificate of Deposit number 48614	$70,952
Promissory note payable to First Security Bank of Missoula, bearing interest at 3.150%, maturing February 27, 2014, payable on demand, collateralized by a lien on Certificate of Deposit number 48615	$67,568
Total notes payable to bank	$138,520

            These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors.  The Company did not have any notes payable to bank at December 31, 2012.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

10.         Long-Term Debt:

Long-Term debt at December 31, 2013 and 2012, is as follows:
	2013	2012
Note payable to Thermo Fisher Financial Co., bearing interest at 5.67%; payable in monthly installments of $3,522; maturing September 2013; collateralized by equipment.	$-	$34,310
Note payable to Thermo Fisher Financial Co., bearing interest at 8.54%; payable in monthly installments of $2,792; maturing December 2013; collateralized by equipment.	5,583	30,708
Note payable to Stearns Bank, bearing interest at 6.9%; payable in monthly installments of $3,555; maturing December 2014; collateralized by equipment.	41,117	79,500
Note payable to Western States Equipment Co., bearing interest at 6.15%; payable in monthly installments of $2,032; maturing June 2015; collateralized by equipment.	34,861	56,390
Note payable to CNH Capital America, LLC, bearing interest at 4.5%; payable in monthly installments of $505; maturing June 2013; collateralized by equipment.	-	3,478
Note payable to Catepillar Financial, bearing interest at 5.95%; payable in monthly installments of $827; maturing September 2015; collateralized by equipment.	16,440	25,823
Note payable to GE Capital, bearing interest at 2.25%; payable in monthly installments of $359; maturing July 2013; collateralized by equipment.	-	2,847
Note payable toDe Lage Landen Financial Services, bearing interest at 5.30%; payable in monthly installments of $549; maturing March 2016; collateralized by equipment.	13,945	19,629
Note payable to Phyllis Rice, bearing interest at 1%; payable in monthly installments of $2,000; maturing March 2015; collateralized by equipment.	33,808	55,365
Note payable to De Lage Landen Financial Services, bearing interest at 5.12%; payable in monthly installments of $697; maturing December 2014; collateralized by equipment.	8,797	16,496
Note payable to Catepillar Financial, bearing interest at 6.15%; payable in monthly installments of $766; maturing August 2014; collateralized by equipment.	5,921	14,535
Note payable to De Lage Landen Financial Services, bearing interest at 5.28%; payable in monthly installments of $709; maturing June 2014; collateralized by equipment.	4,186	12,235
Note payable for Corral Blanco Land, bearing interest at 6.0%, due May 1, 2013; collateralized by land.	-	86,747
Obligation payable for Soyatal Mine, non-interest bearing, annual payments of $200,000 through 2019.	762,541	-
Note payable to Robert Detwiler, a shareholder, bearing interest at 10.0%, due January 2, 2015; collateralized by equipment.	82,000	-
Note payable to Betsy Detwiler, a shareholder, bearing interest at 10.0%, due January 2, 2015; monthly payments of $1,000; collateralized by equipment.	120,000	-
	1,129,199	438,063
Less current portion	(126,984)	(280,597)
Long-term portion	$1,002,215	$157,466

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

10.         Long-Term Debt, continued:

At December 31, 2013, principal payments on debt are due as follows:

Year Ending December 31,
2014	$126,984
2015	292,288
2016	59,135
2017	60,952
2018	139,199
2019	172,962
2020	183,339
2021	94,340
$1,129,199

11.Stockholders' Equity

Issuance of Common Stock for Cash

In 2013, 2012, and 2011, the Company sold an aggregate of 1,139,480, 2,156,334, and 3,041,918 shares, respectively, of its unregistered common stock to existing stockholders and other parties for $1,147,195, $4,624,763, and $1,160,217, respectively.  In connection with sales of the Company’s common stock in 2013 and 2012, there were 629,740 and 1,734,667 warrants issued, respectively, to purchase shares of the Company’s common stock. No warrants to purchase shares of the Company’s common stock were granted in 2011.

Issuance of Common Stock for Notes Payable

In the fourth quarter of 2013, the Company borrowed $150,000 from Mr. and Mrs. Robert Detwiler, stockholders of the Company. Prior to the end of 2013, the Detwiler’s converted their notes into 120,000 shares common stock and 60,000 stock purchase warrants. The terms of the conversion were identical to those offered other investors that purchased common stock and warrants near the time of the conversion and no gain or loss on the conversion resulted.

Issuance of Common Stock for Services

On December 27, 2013, the Company declared, but did not issue 76,142 shares of unregistered common stock to be paid to its directors for services during 2013, having a fair value of $150,000, based on the current stock price at the date declared.  These shares will be paid in 2014.

During 2012, the Company issued 100,000 shares to Herbert Denton for services provided related to the private issuance of stock in January and June of 2012.  The value of the shares issued to Mr. Denton was treated as a cost of issuance and was deducted from proceeds received.  We also issued 165,827 shares to Directors for services, with a total value at time of issuance of $451,232, which was expensed over three years.  The Company expensed $9,410, $211,818, and $230,004 for the years ended December 31, 2013, 2012 and 2011, respectively.

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
December 31, 2013, 2012 and 2011

11.Stockholders' Equity, continued:

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

Transactions in common stock warrants are as follows:

	Number of Warrants	Exercise Prices
Balance, December 31, 2010	725,000	$.20 - $.75
Warrants exercised	(125,000)	$.30 - $.40
Balance, December 31, 2011	600,000	$.30 - $.60
Warrants issued	1,734,667	$2.50 - $4.50
Warrants exercised	(250,000)	$.30 - $2.50
Warrants expired	(150,000)	$.30 - $.40
Balance, December 31, 2012	1,934,667	$.25 - $4.50
Warrants issued	629,740	$1.20-$1.60
Warrants exercised	(25,000)	$1.20
Warrants expired	(50,000)	$4.50
Balance, December 31, 2013	2,489,407	$0.60 - $4.50

The above common stock
warrants expire as follows:

Year ended December 31:
2014		1,207,750
2015		1,031,657
Thereafter		250,000
		2,489,407

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Series B

During 1993, the Board established a Series B preferred stock, consisting of 750,000 shares.  The Series B preferred stock has preference over the Company's common stock and Series A preferred stock; has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors.  In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. The Series B Preferred stock is no longer convertible to shares of the Company’s common stock.  At December 31, 2013 and 2012, cumulative dividends in arrears on the outstanding Series B shares were $135,000 and $127,500, respectively.

11.         Stockholders' Equity, continued:

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

Series D

During 2002, the Board established a Series D preferred stock, authorizing the issuance of up to 2,500,000 shares.  The Series D preferred stock has preference over the Company’s common stock but is subordinate to the liquidation preferences of the holders of the Company’s outstanding Series A, Series B and Series C preferred stock.  Series D preferred stock carries voting rights and is entitled to annual dividends of $0.0235 per share.  The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends.  No dividends have been declared or paid with respect to the Series D preferred stock.  At December 31, 2013 and 2012, cumulative dividends in arrears on the 1,751,005 outstanding Series D shares were $ 392,218 and $378,069, respectively, payable if and when declared by the Board of Directors.  In the event of dissolution or liquidation of the Company, the preferential amount payable to Series D preferred stockholders is $2.50 per share.  At December 31, 2013 and 2012, the liquidation preference for Series D preferred stock was $4,796,731 and $4,755,582, respectively.  Holders of the Series D preferred stock have the right, subject to the availability of authorized but unissued common stock, to convert their shares into shares of the Company's common stock on a one-to-one basis without payment of additional consideration and are not redeemable unless by mutual consent.   The majority of Series D preferred shares are held by John Lawrence, president of the Company.

12.         2000 Stock Plan

In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan").  The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants of the Company to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000.  At December 31, 2013 and 2012, 300,000 shares of the Company's common stock had been previously issued and are outstanding under the Plan.  There were no issuances under the Plan during 2013 and 2012.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

13.         Income Taxes

        The Company’s income tax provisions (benefit) for the years ended December 31, 2013, 2012, and 2011, were as follows:

	2013	2012	2011
Federal
Current	$-	$-	$-
Deferred	196,113	151,915	87,675
Total	$196,113	$151,915	$87,675

State
Current	$-	$-	$9,168
Deferred	33,338	15,192	8,767
Total	$33,338	$15,192	$17,935

Foreign	$-	$-	$-

Total provision (benefit)	$229,451	$167,107	$105,610

Domestic and foreign components of income (loss) from operations before income taxes for the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Domestic	$163,632	$301,391	$1,342,530
Foreign	(1,575,351)	(692,820)	(600,000)
Total	(1,411,719)	$(391,429)	$742,530

At December 31, 2013 and 2012, the Company had net deferred tax assets as follows:

	2013	2012
Deferred tax asset:
Other	$-	$11,151
Foreign exploration costs	168,401	208,855
Foreign net operating loss carry forward	232,723	374,110
Foreign other	42,612	217,887
Federal and state net operating
loss carry forward	35,424	39,824
Deferred tax asset	479,160	851,827

Valuation allowance (foreign)	(279,235)	(605,496)
Valuation allowance (federal)	(71,786)	-
Total deferred tax asset	128,139	246,331

Deferred tax liability:
Property, plant, and equipment	(128,139)	(16,880)
Total deferred tax liability	(128,139)	(16,880)

Net Deferred Tax Asset	$-	$229,451

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

13.Income Taxes, continued:

Using the guidelines contained in ASC 740, management believes that it is more likely than not that both the foreign and United States deferred tax assets will not be utilized.  Therefore a valuation allowance equal to 100% of the deferred tax assets has been recorded.

At December 31, 2013, the Company has United States net operating loss carry forwards of approximately $51,000 that expire at various dates between 2026 and 2029.  In addition, the company has unexpired Montana state net operating loss carry forwards of approximately $479,000 which expire between 2016 and 2020, and unexpired Idaho state net operating loss carry forwards of approximately $23,000, which expire at various dates between 2026 and 2032.  The company has approximately $776,000 of Mexican net operating loss carry forwards which expire between 2019 and 2022.

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income (loss) for the years ended December 31, 2013, 2012 and 2011 due to the following:

	2013		2012		2011
Computed expected tax provision (benefit)	$(494,102)	-35.0%	$(137,000)	-35.0%	$259,886	35.0%
Effect of permanent differences			-	0.0%	4,662	0.6%

Foreign taxes	78,768	5.6%	34,641	8.9%	24,000	3.2%
Other (1)	899,260	63.7%	61,770	15.8%	126,062	17.0%
Increase in valuation allowance foreign			207,696	53.1%
Increase in valuation allowance U.S.	71,786	5.1%			-	-
Release of valuation allowance U.S.					(309,000)	-41.6%
Release of valuation allowance Foreign	(326,261)	-23.1%	-	0.0%
Total	$229,451	16%	$167,107	42.7%	$105,610	14.2%

(1) In 2013 there were revisions to estimates of foreign net operating loss carry forwards.

During the years ended December 31, 2013, 2012, and 2011, there were no material uncertain tax positions taken by the Company.  The Company’s United States income tax filings are subject to examination for the years 2011 through 2013, and 2011 and 2013 in Mexico. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

14.Related-Party Transactions

Amounts due to (due from) related parties at December 31, 2013 and 2012 were as follows:

	2013	2012
John C. Lawrence, president and chairman(1)	$15,549	$17,522
Net related party liabilities	$15,549	$17,522

Transactions affecting the payable to Mr. Lawrence during 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Balance, beginning of year	$17,522	$47,843	$18,060
Aircraft rental charges	65,502	74,490	86,058
Payments and advances, net	(67,475)	(104,811)	(56,275)
Balance, end of year	$15,549	$17,522	$47,843

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

14.Related-Party Transactions, continued:

The Chairman of the audit committee and compensation committee received $36,000 in cash during 2013 for services performed. The Chairman of the audit committee and compensation committee and one other audit committee member received a total of $56,000 in cash during 2012 for services performed.

In addition to transactions described above, during 2013, 2012, and 2011, the Company had the following transactions with related parties:

●	During 2013, 2012, and 2011, the Company paid $81,642, $89,204, and $107,359, respectively, to a former director for development of Mexican mill sites and consulting fees.

●	A director of the Company acted on behalf of the Company as liaison to Mexican officials through 2011. During the year ended December 31, 2011, fees and expenses paid to this director were $37,083.

●
Royalty expense, based on sales of zeolite, of $52,576, $61,678, and $45,515, was incurred for the years ended December 31, 2013, 2012 and 2011, respectively, to a company controlled by the estate of Al Dugan, formerly a significant stockholder and the father of a former director.

15.Commitments and Contingencies

In 2005, AM signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for annual payments.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the years ended December 31, 2013, 2012, and 2011, $130,434, $86,956, and $186,956, respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.  At December 31, 2013, approximately $450,000 of option payments are scheduled to be paid in June 2014.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”).  Using appropriate regulatory channels, management may contest these proposed assessments, and has accrued $7,909, $0 and $27,503 in other accrued liabilities as of December 31, 2013, 2012, and 2011, respectively, related to these settled claims. We are subject to the income tax laws of foreign income laws of foreign countries. We are not aware of any liabilities for foreign income taxes that should be accrued at year end, and to the best of our knowledge none exist.

16.Business Segments

The Company is currently organized and managed by three segments, which represent our operating units: United States antimony operations, Mexican antimony operations and United States zeolite operations.  The Company’s Other operating costs include, general and administrative expenses, freight and delivery, and other non-production related costs. Other income and expense consists primarily of interest income and expense and factoring expense.

The Madero smelter and Puerto Blanco mill at the Company’s Mexico operation brings antimony up to an intermediate stage, which is then shipped to the United States operation for finishing and sales at the Thompson Falls, Montana plant. The Zeolite operation produces Zeolite near Preston, Idaho. Almost all of the sales of products from the United States antimony and Zeolite operations are to customers in the United States.

Segment disclosures regarding sales to major customers and for property, plant, and equipment are located in Notes 2 and 6, respectively.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

		For the year ended
Capital expenditures:	December 31, 2013	December 31, 2012	December 31, 2011
Antimony
United States	$100,158	$288,364	$160,536
Mexico	3,299,027	3,318,552	1,988,345
Subtotal Antimony	3,399,185	3,606,916	2,148,881
Zeolite	176,223	328,045	324,869
Total	$3,575,408	$3,934,961	$2,473,750

Total Assets:	As of December 31, 2013	As of December 31, 2012
Antimony
United States	$3,017,768	$3,712,008
Mexico	9,668,998	7,328,339
Subtotal Antimony	12,686,766	11,040,347
Zeolite	2,204,225	2,335,130
Total	$14,890,991	$13,375,477

Segment Operations for the	Antimony	Antimony	Bear River
Year ended December 31, 2013	USAC	Mexico	Zeolite	Totals
Total revenues	$8,786,415	$32,000	$2,202,414	$11,020,829

Production costs	4,592,019	2,662,780	1,096,731	8,351,530
Depreciation and amortization	61,574	386,462	218,356	666,392
Other operating costs	1,699,846	1,171,234	469,998	3,341,078
Total operating expenses	6,353,439	4,220,476	1,785,085	12,359,000

Income (loss) from operations	2,432,976	(4,188,476)	417,329	(1,338,171)

Other income (expense):	(61,937)	(1,735)	(9,876)	(73,548)

Income (loss) before income taxes	2,371,039	(4,190,211)	407,453	(1,411,719)

Deferred income tax provision	(229,451)	-	-	(229,451)

NET INCOME (LOSS)	$2,141,588	$(4,190,211)	$407,453	$(1,641,170)

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Segment Operations for the	Antimony	Antimony	Bear River
Year ended December 31, 2012	USAC	Mexico	Zeolite	Totals
Total revenues	$9,398,003	$3,000	$2,641,699	$12,042,702

Production costs	5,665,806	1,880,499	1,618,816	9,165,121
Depreciation and amortization	40,979	222,235	209,776	472,990
Other operating costs	1,852,289	382,713	488,276	2,723,278
Total operating expenses	7,559,074	2,485,447	2,316,868	12,361,389

Income (loss) from operations	1,838,929	(2,482,447)	324,831	(318,687)

Other income (expense):	(61,321)	(30)	(11,391)	(72,742)

Income (loss) before income taxes	1,777,608	(2,482,477)	313,440	(391,429)

Deferred income tax provision	(167,107)	-	-	(167,107)

NET INCOME (LOSS)	$1,610,501	$(2,482,477)	$313,440	$(558,536)

Segment Operations for the	Antimony	Antimony	Bear River
Year ended December 31, 2011	USAC	Mexico	Zeolite	Totals
Total revenues	$11,074,449	$-	$2,043,641	$13,118,090

Production costs	7,294,421	1,031,957	1,221,101	9,547,479
Depreciation and amortization	29,963	169,552	206,231	405,746
Other operating costs	1,358,575	430,601	484,158	2,273,334
Total operating expenses	8,682,959	1,632,110	1,911,490	12,226,559

Income (loss) from operations	2,391,490	(1,632,110)	132,151	891,531

Other income (expense):	(135,035)	-	(13,966)	(149,001)

Income (loss) before income taxes	2,256,455	(1,632,110)	118,185	742,530

Deferred income tax provision	(105,610)	-	-	(105,610)

NET INCOME (LOSS)	$2,150,845	$(1,632,110)	$118,185	$636,920