Form 10-K/A
period 2013-12-31
UNITED STATES ANTIMONY CORP
filed 2014-04-14
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No, 1

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

Explanatory Note

United States Antimony Corporation (the Company) is filing this amendment (the Form 10-K/A) to our Annual Report on Form 10-K for the year ended December 31, 2013 (the Form 10-K), filed with the U.S. Securities and Exchange Commission on March 17, 2014, to update the certifications with conformed signatures.

This Form 10-K/A should be read in conjunction with the original Form 10-K, which continues to speak as of the date of the Form 10-K. Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

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