Form 10-Q
period 2014-03-31
UNITED STATES ANTIMONY CORP
filed 2014-05-08
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

YES ☐  NO ☑

At May 7, the registrant had outstanding 63,364,540 shares of par value $0.01 common stock.

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

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED MARCH 31, 2014
(UNAUDITED)

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)	1-13

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	14-16

Item 3: Quantitative and Qualitative Disclosure about Market Risk	16

Item 4: Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	18

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3: Defaults upon Senior Securities	18

Item 4: Mine Safety Disclosures	18

Item 5: Other Information	18

Item 6: Exhibits and Reports on Form 8-K	18

SIGNATURE	19

CERTIFICATIONS	20-25

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$4,851	$20,343
Certificates of deposit	248,915	246,565
Accounts receivable, net	872,861	576,021
Inventories	680,685	1,034,770
Other current assets	80,352	32,865
Total current assets	1,887,664	1,910,564

Properties, plants and equipment, net	12,520,820	12,395,645
Restricted cash for reclamation bonds	75,501	75,501
Other assets	552,230	509,281
Total assets	$15,036,215	$14,890,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and outstanding	$37,179	-
Accounts payable	1,943,813	$1,734,767
Due to factor	218,223	177,701
Accrued payroll, taxes and interest	138,865	124,937
Other accrued liabilities	53,935	50,745
Payables to related parties	1,466	15,549
Deferred revenue	92,138	110,138
Notes payable to bank	154,503	138,520
Long-term debt, current	399,391	126,984
Total current liabilities	3,039,513	2,479,341

Long-term debt, net of discount and current portion	767,712	1,002,215
Stock payable to directors for services	150,000	150,000
Asset retirement obligations and accrued reclamation costs	259,590	257,580
Total liabilities	4,216,815	3,889,136
Commitments and contingencies (Note 4 and 6)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $892,500 and $885,000,
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $4,796,731)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
63,281,206 and 63,156,206 shares issued and outstanding, respectively	632,812	631,562
Additional paid-in capital	32,204,714	32,030,249
Accumulated deficit	(22,044,914)	(21,686,744)
Total stockholders' equity	10,819,400	11,001,855
Total liabilities and stockholders' equity	$15,036,215	$14,890,991

The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended
	March 31, 2014	March 31, 2013

REVENUES	$2,952,314	$2,966,775

COST OF REVENUES	3,004,854	3,028,909

GROSS PROFIT (LOSS)	(52,540)	(62,134)

OPERATING EXPENSES:
General and administrative	207,497	224,518
Professional fees	91,238	101,985
Gain on sale of equipment	(5,450)	-
TOTAL OPERATING EXPENSES	293,285	293,285

LOSS FROM OPERATIONS	(345,825)	(355,419)

OTHER INCOME (EXPENSE):
Interest income	2,758	3,089
Interest expense	(114)	(1,461)
Factoring expense	(14,989)	(21,816)
TOTAL OTHER INCOME (EXPENSE)	(12,345)	(20,188)

NET LOSS	$(358,170)	$(375,607)

Net loss per share of
common stock:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	63,224,806	61,896,726

The accompanying notes are an integral part of the consolidated financial statements

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
	March 31, 2014	March 31, 2013
Cash Flows From Operating Activities:
Net loss	$(358,170)	$(408,825)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization expense	185,462	181,918
Accretion of asset retirement obligation	2,010	2,010
Common stock issued for services	-	2,628
Gain on sale of asset	5,450	-
Change in:
Accounts receivable, net	(296,840)	(180,139)
Inventories	354,085	177,457
Other current assets	(48,387)	(40,301)
Other assets	(45,299)	(21,639)
Accounts payable	214,761	(113,623)
Due to factor	40,522	281,194
Accrued payroll, taxes and interest	13,928	11,511
Other accrued liabilities	3,190	3,762
Deferred revenue	(18,000)	-
Payables to related parties	(14,083)	(342)
Net cash provided (used) by operating activities	38,629	(104,389)

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(296,147)	(456,876)
Net cash used by investing activities	(296,147)	(456,876)

Cash Flows From Financing Activities:
Proceeds from issuance of long term debt	50,000	-
Proceeds from sales of common stock	170,000	-
Proceeds from notes payable to bank	15,983	-
Principal payments on long-term debt	(31,136)	(46,252)
Change in checks issued and payable	37,179	-
Net cash provided (used) by financing activities	242,026	(46,252)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,492)	(607,517)

Cash and cash equivalents at beginning of period	20,343	1,000,811
Cash and cash equivalents at end of period	$4,851	$393,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing activities:
Properties, plants and equipment acquired with long-term debt	$19,040
Properties, plants and equipment acquired with accounts payable		$15,750
Noncash financing activities:
Equipment sold for note receivable	$10,000

The accompanying notes are an integral part of the consolidated financial statements

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month periods ended March 31, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

Reclassifications
Certain consolidated financial statement amounts for the three month periods ended March 31, 2013, have been reclassified to conform to the 2014 presentation.  These reclassifications had no effect on the net income (loss) or accumulated deficit as previously reported.

Management estimates their effective tax rate at 0% for the current year.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

During the three months ended March 31, 2014 and 2013, the Company incurred interest expense of $11,689 and $6,058, respectively, of which $11,575, and $4,597, respectively, has been capitalized as part of the cost of construction projects in Mexico.

2. Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Management has determined that the calculation of diluted earnings per share for the three month periods ended March 31, 2014 and March 31, 2013, is not applicable since any additions to outstanding shares related to common stock equivalents would be anti-dilutive.

As of March 31, 2014 and 2013, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	3/31/2014	3/31/2013
Warrants	2,364,407	1,934,667
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	4,115,412	3,685,672

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

3. Inventories:

Inventories at March 31, 2014, and December 31, 2013, consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at March 31, 2014 and December 31, 2013, is as follows:

	March 31, 2014	December 31, 2013
Antimony Metal	$45,522	$33,850
Antimony Oxide	268,557	535,251
Antimony Concentrate	134,043	93,190
Antimony Ore	120,643	106,519
Total antimony	568,765	768,810
Zeolite	111,920	265,960
	$680,685	$1,034,770

4. Accounts Receivable and Due to Factor:

The Company factors designated trade receivables pursuant to a factoring agreement with LSQ Funding Group L.C., an unrelated factor (the “Factor”).  The agreement specifies that eligible trade receivables are factored with recourse. We submit selected trade receivables to the factor, and receive 83% of the face value of the receivable by wire transfer. The Factor withholds 15% as retainage, and 2% as a servicing fee.  Upon payment by the customer, we receive the remainder of the amount due from the factor.  The 2% servicing fee is recorded on the consolidated statement of operations in the period of sale to the factor. John Lawrence, CEO, is a personal guarantor of the amount due to Factor.

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

Accounts Receivable	March 31, 2014	December 31, 2013
Accounts receivable - non factored	$658,669	$402,351
Accounts receivable - factored with recourse	218,223	177,701
less allowance for doubtful accounts	(4,031)	(4,031)
Accounts receivable - net	$872,861	$576,021

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

The Agreements with Guadalupe granted the Company an option to purchase the concessions outright for $2,000,000. The Agreements also provide that in event of a breach of the terms by Guadalupe that the Company has a right to enter the property and take possession of the mining concessions. The advances are collateralized by a mortgage on the concessions.  As of March 31, 2014 and December 31, 2013, the Company had cumulative loans and advances due from Guadalupe of $505,230, and $489,281, respectively, included in its other assets.

Soyatal
On August 5, 2013, the Company entered into a supply agreement with the owners of the Soyatal concessions similar to that of Guadalupe and notified the owners of Soyatal that it was exercising the option to purchase the Soyatal property. The option exercise agreement allowed the Company to apply all amounts previously due the Company (the “Purchase Price Credits”) by Soyatal of $420,411 to the purchase price consideration. At December 31, 2013, the Company had Purchase Price Credits of approximately $325,000 which can be used as payments on the note at the rate of $100,000 per year until gone.  The Company is obligated to make payments of $200,000 annually through 2020, and a final payment of $100,000 is due in 2021.  The debt payable for the Soyatal mine is non-interest bearing. The Company recorded the debt and the related Soyatal mine asset by determining the net present value of the contractual stream of payments due using a 6% discount rate. The resulting discount on the Soyatal debt is approximately $212,000 at December 31, 2013, and is netted against the debt payable resulting in a discounted amount of $762,541, at December 31, 2013. The discount will be amortized to interest expense using the effective interest method over the life of the debt.  No payments were made on the debt during the first quarter of 2014.  The first payment of $200,000 is due January 1, 2015.

6. Commitments and Contingencies:

In 2005, AM signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for annual payments.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the three months ended March 31, 2014 and the year ended December 31, 2013, $0 and $130,434, respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.  At March 31, 2014, approximately $450,000 of option payments are scheduled to be paid in June 2014.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6. Commitments and Contingencies, Continued:

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. The Company has accrued $7,909 of liabilities in other accrued liabilities as of March 31, 2014 related to such assessments.

In June of 2013 the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico.  The lease calls for a mandatory term of one year and requires payments of $34,800 per month.  The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms.

7. Notes Payable to Bank:

During 2012, the Company negotiated a new credit facility increasing the Company’s lines of credit by $202,000.  As part of this agreement, the Company has pledged two $101,000 certificates of deposit as collateral.  The increased loan facility allows us access to borrowings at an interest rate of 5.0% for the portion of the credit line used.  At March 31, 2014, we had drawn $154,503 which was reported as notes payable to bank.

At March 31, 2014 and December 31, 2013, the Company had the following notes payable to the bank:

	March 31,	December 31,
	2014	2013
Promissory note payable to First Security Bank of Missoula, bearing interest at 5.0%, maturing February 27, 2016, payable on demand, collateralized by a lien on Certificate of Deposit number 48614	$73,606	$70,952

Promissory note payable to First Security Bank of Missoula, bearing interest at 5.0%, maturing February 27, 2016, payable on demand, collateralized by a lien on Certificate of Deposit number 48615	80,897	67,568

Total notes payable to bank	$154,503	$138,520

These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8.           Long – Term Debt:

Long-Term debt at March 31, 2014 and December 31, 2013, is as follows:	March 31.	December 31,
	2014	2013

Note payable to BMT Leasing, bearing interest at 6.9%; payable in monthly installments of $3,555; maturing December 2014; collateralized by equipment.	$16,029	$-

Note payable to Thermo Fisher Financial Co., bearing interest at 8.54%; payable in monthly installments of $2,792; maturing December 2013; collateralized by equipment.	-	5,583

Note payable to Stearns Bank, bearing interest at 6.9%; payable in monthly installments of $3,555; maturing December 2014; collateralized by equipment.	34,459	41,117

Note payable to Western States Equipment Co., bearing interest at 6.15%; payable in monthly installments of $2,032; maturing June 2015; collateralized by equipment.	29,276	34,861

Note payable to Catepillar Financial, bearing interest at 5.95%; payable in monthly installments of $827; maturing September 2015; collateralized by equipment.	14,963	16,440

Note payable toDe Lage Landen Financial Services, bearing interest at 5.30%; payable in monthly installments of $549; maturing March 2016; collateralized by equipment.	13,089	13,945

Note payable to Phyllis Rice, bearing interest at 1%; payable in monthly installments of $2,000; maturing March 2015; collateralized by equipment.	31,808	33,808

Note payable to De Lage Landen Financial Services, bearing interest at 5.12%; payable in monthly installments of $697; maturing December 2014; collateralized by equipment.	7,548	8,797

Note payable to Catepillar Financial, bearing interest at 6.15%; payable in monthly installments of $766; maturing August 2014; collateralized by equipment.	4,518	5,921

Note payable to De Lage Landen Financial Services, bearing interest at 5.28%; payable in monthly installments of $709; maturing June 2014; collateralized by equipment.	2,872	4,186

Obligation payable for Soyatal Mine, non-interest bearing, annual payments of $200,000 through 2019, net of discount of $212,048	762,541	762,541

Note payable to Robert Detwiler, a shareholder, bearing interest at 10.0%, due January 31, 2016; collateralized by equipment.	50,000

Note payable to Robert Detwiler, a shareholder, bearing interest at 10.0%, due January 2, 2015; collateralized by equipment.	80,000	82,000

Note payable to Betsy Detwiler, a shareholder, bearing interest at 10.0%, due January 2, 2015; monthly payments of $1,000;collateralized by equipment.	120,000	120,000
	1,167,103	1,129,199
Less current portion	(399,391)	(126,984)
Long-term portion	$767,712	$1,002,215

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8. Long – Term Debt, Continued:

At March 31, 2014, principal payments on debt are due as follows:

Due by March 31,
2015	399,391
2016	119,032
2017	60,952
2018	139,199
2019	172,962
2020	183,339
2021	92,228
$1,167,103

9. Concentrations of Risk:

	For the Period Ended
Sales to Three Largest Customers	March 31, 2014	March 31, 2013
Alpha Gary Corporation	$1,142,850	$1,063,716
General Electric	-	195,300
Kohler Corporation	778,766	712,485
Teck American, Inc.	145,432	-
	$2,067,048	$1,971,501
% of Total Revenues	70.10%	66.50%

Three Largest Accounts Receivable	March 31, 2014	December 31, 2013
Kohler Corporation	$383,589	$202,019
Commerce Industrial Chemical	57,715	-
Alpha Gary Corporation	-	42,778
Teck American, Inc.	203,888	88,329
	$645,192	$333,126
% of Total Receivables	74.00%	57.83%

10. Related Party Transactions:

During the three months ended March 31, 2014 and 2013, the Chairman of the audit committee and compensation committee received $9,000 and $9,000, respectively, for services performed.

During the three months ended March 31, 2014 and 2013, the Company paid $3,732  and $23,085, respectively, to John Lawrence, our President and Chief Executive Officer, as reimbursement for equipment used by the Company.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

10. Related Party Transactions, Continued:

During the three months ended March 31, 2014 and 2013, the Company paid royalty expenses, based on sales of zeolite, of $15,605, and $12,482, respectively, to a company controlled by the estate of Al Dugan, formerly a significant stockholder and the father of a former director.

11. Income Taxes:

The Company had recognized a deferred tax asset of $229,451 as of December 31, 2012. During the year ended December 31, 2013, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of the net deferred tax asset. The net effect is that the deferred tax asset as of December 31, 2013, and any deferred tax assets that may have been incurred since then, are fully reserved for at March 31, 2014.

12. Stockholder’s Equity:

Issuance of Common Stock for Cash

During the quarter ended March 31, 2014, shareholders exercised their rights to convert warrants into 125,000 shares common stock for $170,000.

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

Transactions in common stock warrants are as follows:

	Number of Warrants	Exercise Prices
Balance, December 31, 2012	1,934,667	$.25 - $4.50
Warrants issued	629,740	$1.20-$1.60
Warrants exercised	(25,000)	$1.20
Warrants expired	(50,000)	$4.50
Balance, December 31, 2013	2,489,407	$0.25 - $4.50
Warrants exercised	(125,000)	$1.20-$1.60
Balance, March 31, 2014	2,364,407	$0.25 - $4.50

The above common stock warrants expire as follows:

2014	1,082,750	-
2015	1,031,657
Thereafter	250,000
	2,364,407

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13. Business Segments:

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

Segment disclosure regarding sales to major customers is located in Notes 9.

	As of March 31, 2014	As of December 31, 2013
Properties, plants and equipment, net:
Antimony
United States	$1,970,819	$1,928,442
Mexico	8,901,053	8,792,410
Subtotal Antimony	10,871,872	10,720,852
Zeolite	1,648,948	1,674,793
	$12,520,820	$12,395,645

Total Assets:
Antimony
United States	$3,128,059	$3,017,768
Mexico	9,857,949	9,668,997
Subtotal Antimony	12,986,008	12,686,765
Zeolite	2,050,207	2,204,225
	$15,036,215	$14,890,990

	For the three months ended
Capital expenditures:	March 31, 2014	March 31, 2013
Antimony
United States	$58,541	$49,782
Mexico	227,589	389,053
Subtotal Antimony	286,130	438,835
Zeolite	29,057	33,791
Total	$315,187	$472,626

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13. Business Segments, Continued:

Segment Operations for the	Antimony	Antimony	Bear River
Three Months ended March 31, 2014	USAC	Mexico	Zeolite	Totals
Total revenues	$2,293,865	$-	$658,449	$2,952,314

Production costs	1,427,417	667,706	372,181	2,467,304
Depreciation and amortization	16,165	116,406	54,902	187,473
Other operating costs	393,763	131,890	123,159	648,812
Total operating expenses	1,837,345	916,002	550,242	3,303,589

Income (loss) from operations	456,520	(916,002)	108,207	(351,275)

Other income (expense):	(12,631)	5,451	285	(6,895)

NET INCOME (LOSS)	$443,889	$(910,551)	$108,492	$(358,170)

Segment Operations for the	Antimony	Antimony	Bear River
Three Months ended March 31, 2013	USAC	Mexico	Zeolite	Totals
Total revenues	$2,414,224	$3,000	$549,551	$2,966,775

Production costs	1,373,787	867,919	301,808	2,543,514
Depreciation and amortization	15,293	114,884	53,750	183,927
Other operating costs	433,543	70,165	124,263	627,971
Total operating expenses	1,822,623	1,052,968	479,821	3,355,412

Income (loss) from operations	591,601	(1,049,968)	69,730	(388,637)

Other income (expense):	(17,601)	(1,301)	(1,286)	(20,188)

NET INCOME (LOSS)	$574,000	$(1,051,269)	$68,444	$(408,825)

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

           Table of Precious Metals Sales

Precious Metals Sales				Quarter 1
Silver/Gold	2011	2012	2013	2014
Ounces Gold Shipped (Au)	161.711	102.319	61.517	21.275
Ounces Silver Shipped (Ag)	17,472.99	20,237.70	23,095.70	9,514.00
Total Revenues	$667,813	$647,554	$369,706	$156,101

Precious Metals by Year	MONTANA SOURCE SILVER OZ	MONTANA SOURCE GOLD OZ	MEXICO SOURCE SILVER OZ	MEXICO SOURCE GOLD OZ

2008	8,640.70	37.67
2009	6,870.10	31.80
2010	31,545.22	101.13
2011	17,472.99	161.71
2012	20,237.70	102.32
2013	22,042.46	59.74	1,053.24	1.78
2014 1st Qtr	8,209.02	16.42	1,304.80	4.86

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

Results of Operations by Division:

For the three month periods ended March 31, 2014 and 2013

	1st Qtr	1st Qtr
Antimony - Combined USAand Mexico	2014	2013
Lbs of Antimony Metal USA	289,291	260,421
Lbs of Antimony Metal Mexico:	151,927	147,931
Total Lbs of Antimony Metal Sold	441,218	408,352
Sales Price/Lb Metal	$4.85	$5.65
Net income (loss)/Lb Metal	$(1.06)	$(1.17)

Gross antimony revenue - net of discount	2,137,764	2,305,230
Precious metals revenue	156,101	111,994
Production costs - USA	(1,427,417)	(1,373,787)
Product cost - Mexico	(667,706)	(667,169)
Direct sales and freight	(62,535)	(72,146)
General and administrative - operating	(102,405)	(115,257)
Mexico non-production costs	(77,468)	(200,750)
General and administrative - non-operating	(297,459)	(335,828)
Net interest and gain on sale of asset	7,034	621
EBITDA	(334,091)	(347,092)
Depreciation & amortization, net	(132,571)	(130,177)
Net income (loss) - antimony	$(466,662)	$(477,269)

Zeolite
Tons sold	3,350	2,533
Sales Price/Ton	$196.55	$216.96
Net income (Loss)/Ton	$32.39	$27.02

Gross zeolite revenue	658,449	549,551
Production costs	(372,181)	(310,048)
Direct sales and freight	(38,171)	(46,258)
Royalties	(69,498)	(59,567)
General and administrative	(16,266)	(12,491)
Net interest	1,061	1,007
EBITDA	163,394	122,194
Depreciation	(54,902)	(53,750)
Net income (loss) - zeolite	$108,492	$68,444

Company-wide
Gross revenue	$2,952,314	$2,966,775
Production costs	(2,467,304)	(2,351,004)
Other operating costs	(350,077)	(493,978)
General and administrative - non-operating	(313,725)	(348,319)
Net interest and gain on sale of asset	8,095	1,628
EBITDA	(170,697)	(224,898)
Income tax benefit (expense)
Depreciation & amortization	(187,473)	(183,927)
Net income (loss)	$(358,170)	$(408,825)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

For the first quarter of 2014, we incurred a loss of $358,170 compared to a loss of $408,825 during the same quarter of 2013. The loss in 2014 was primarily due to the decline in the price of antimony metal from $5.65 during quarter 1 of 2013 to $4.85 in 2014, a decrease of $.80 per lb (15%).  The $358,170 loss in the first quarter of 2014 was after non-cash expenses of $185,462 for depreciation and amortization. Our precious metals revenue in the first quarter of 2014 was equivalent to $.35 per pound of antimony sold. The amount of metal produced in Mexico was approximately 152,000 lbs for the first quarter of 2014 compared to approximately 148,000 pounds produced for the first quarter of 2013, an increase of 2.7%.  The production from Mexico would have been greater except for additional permits needed to operate new equipment and to use explosives at the Soyatal, and Gaudalupe mining properties.  The operator of the Guadalupe property received an explosives permit subsequent to September 30, 2013, and expects to significantly increase their output of feed to our mill at Puerto Blanco during 2014.  Overall, the pounds of antimony produced and sold was up approximately 33,000 lbs ($186,000), or 8%, from the same quarter in the prior year, but the sales price per pound was down approximately $.80 ($366,000), or 15%, from the prior year quarter.  Antimony oxide prices have now fallen from a high of $8.11 per lb in 2011, to $4.29 per lb at March 31, 2014.  The cost of production in the USA was up by approximately $54,000 from the same quarter in the prior year, primarily due to the increase in the price of propane fuel for our furnaces. The non-production costs in Mexico of $77,468 for the three months ended March 31, 2014, were down from $200,750 the same period a year ago, a decrease of 61%.  The decrease was a result of better performance at our Mexican mining operations.  Our operating expenses in Mexico included depreciation and amortization charges of $116,406. We now have approximately two months of smelter feed stockpiled and paid for, and we are increasing our furnace capacity at our Madero smelter to catch up with our increased raw material production. The increase in production in Mexico was made despite continuing permit restrictions at the mining properties and the installation and testing of new Los Juarez precious metals smelting equipment.  Our efforts in Mexico are resulting in increased product that will be shipped to our Montana plant.  In addition, we expect to have increased revenue from precious metals from our Mexico division.

We contracted in July, 2012, to install a natural gas pipeline for our Mexico smelter operation that we now expect to cost $1.8MM in total.  Our fuel costs are our largest expense in Mexico, and we are expecting the switch from propane to natural gas to decrease our Mexico fuel costs by 75% when the pipeline is complete.  The pipeline is substantially completed, and hookup by PEMEX should be finalized by June 1, 2014.

Zeolite sales for the quarter ending March 31, 2014, increased by approximately $109,000 compared to the same period in 2013.  The first quarter of 2014 realized a net profit of approximately $108,000 compared to a net profit of approximately $68,000 for the first quarter of 2013, an increase of 58.8%. The sales price decreased by approximately $20 per ton from the same period of the prior year.  There was an increase in the tons of zeolite sold of approximately 800 tons for the quarter ended March 31, 2014, over the comparable period for 2013, an increase of 32%.  We have installed new equipment at BRZ to produce a water filtration product that could represent a major market.

 Our general and administrative costs were lower for the three months ended March 31, 2014, than the same period for prior year, but management is still seeking ways to bring these costs down.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

Financial Condition and Liquidity
	March 31, 2014	December 31, 2013
Current Assets	$1,887,664	$1,910,564
Current liabilities	(3,039,513)	(2,479,341)
Net Working Capital	$(1,151,849)	$(568,777)

Cash provided (used) by operations	$38,629	$234,820
Cash used for capital outlay and investment	(296,147)	(2,733,762)
Cash provided (used) by financing:
Proceeds from notes payable to bank	15,983	138,520
Principal paid on long-term debt	(31,136)	(273,405)
Proceeds from long-term debt	50,000	352,000
Sale of Stock	170,000	1,147,194
Other	37,179	154,165
Net change in cash	$(15,492)	$(980,468)

Our net working capital decreased by approximately $583,000 from December 31, 2013.  Our cash decreased by approximately $15,000 during the same period.  The decrease in our net working capital was primarily due to approximately $316,000 of capital expenditures, a $170,000 EBITDA loss, a decrease in accounts receivable of approximately $297,000 and $31,000 paid on long-term debt. Approximately $170,000 cash from the sale of stock, $354,000 from a decrease in inventory, $69,000 borrowing, and the net increase of approximately $460,000 in current liabilities provided cash.  We have estimated commitments for construction and improvements, including $150M for the natural gas pipeline, of approximately $350M over the next twelve months. We believe that with our current cash balance, along with the future cash flow from operations, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months.  We have lines of credit of $202,000 which have been drawn down by $154,503 at March 31, 2014.

      ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

We sell our antimony products based on a world market price, and we buy a majority of our raw material based on the same market prices.  Analysis of our costs indicate that, for the quarter ended March 31, 2014, raw materials were approximately 50% of our cost of goods sold.  Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production.  During the quarter ending March 31, 2014, a $2 per pound decrease in our sales price would have likely caused our gross profit to decrease $1 per pound.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules
13a-15(e) and 15d-15(e)) as of March 31, 2014.  It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of March 31, 2014. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls for the quarter ended March 31, 2014.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

PART II - OTHER INFORMATION, CONTINUED:

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Common Stock for Cash

During the quarter ended March 31, 2014, shareholders exercised their rights to convert warrants into 125,000 shares common stock for $174,000.  An adjustment to accrued offering costs for $5,716 was made for the quarter ended March 31, 2014.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

May 7, 2014	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President
(Principal Executive)

	By:	/s/ Daniel L. Parks
Daniel L. Parks, Chief Financial Officer

	By:	/s/ Alicia Hill
Alicia Hill, Controller