Form 10-Q
period 2014-06-30
UNITED STATES ANTIMONY CORP
filed 2014-08-11
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
YES   ☒                                                           NO  ☐

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.
YES  ☐                                                             NO   ☒

At August 11, the registrant had outstanding 63,933,564 shares of par value $0.01 common stock.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED JUNE 30, 2014
(UNAUDITED)

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,571,476	$20,343
Certificates of deposit	248,915	246,565
Accounts receivable, net	754,074	576,021
Inventories	1,144,036	1,034,770
Other current assets	69,786	32,865
Total current assets	3,788,287	1,910,564

Properties, plants and equipment, net	12,669,593	12,395,645
Restricted cash for reclamation bonds	75,501	75,501
Other assets	552,826	509,281
Total assets	$17,086,207	$14,890,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,555,212	$1,734,767
Due to factor	173,096	177,701
Accrued payroll, taxes and interest	190,982	124,937
Other accrued liabilities	68,378	50,745
Payables to related parties	86,011	15,549
Deferred revenue	92,138	110,138
Notes payable to bank	100,000	138,520
Long-term debt, current	184,235	126,984
Total current liabilities	3,450,052	2,479,341

Long-term debt, net of discount and current portion	727,006	1,002,215
Stock payable to directors for services	-	150,000
Asset retirement obligations and accrued reclamation costs	252,770	257,580
Total liabilities	4,429,828	3,889,136
Commitments and contingencies (Note 4, and 6)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $892,500 at December 31, 2013)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 at December 31, 2013)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $4,796,731 at December 31, 2013)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
65,015,453 and 63,156,206 shares issued and outstanding, respectively	650,154	631,562
Additional paid-in capital	34,598,622	32,030,249
Notes receivable for stock sales	(150,000)	-
Accumulated deficit	(22,469,185)	(21,686,744)
Total stockholders' equity	12,656,379	11,001,855
Total liabilities and stockholders' equity	$17,086,207	$14,890,991

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUES	$2,270,143	$2,954,677	$5,222,457	$5,921,452

COST OF REVENUES	2,409,000	2,956,589	5,413,854	5,985,498

GROSS LOSS	(138,857)	(1,912)	(191,397)	(64,046)

OPERATING EXPENSES:
General and administrative	244,726	237,002	452,223	461,520
Professional fees	27,084	27,068	118,322	129,053
Gain on sale of equipment	-	-	(5,450)	-
TOTAL OPERATING EXPENSES	271,810	264,070	565,095	590,573

LOSS FROM OPERATIONS	(410,667)	(265,982)	(756,492)	(654,619)

OTHER INCOME (EXPENSE):
Interest income	31	128	2,789	3,217
Interest expense	(649)	(35,540)	(763)	(37,001)
Factoring expense	(12,987)	(21,363)	(27,976)	(43,179)
TOTAL OTHER INCOME (EXPENSE)	(13,605)	(56,775)	(25,950)	(76,963)

LOSS BEFORE INCOME TAXES	(424,272)	(322,757)	(782,442)	(731,582)

INCOME TAX (EXPENSE) BENEFIT	-	(229,451)	-	(229,451)

NET LOSS	$(424,272)	$(552,208)	$(782,442)	$(961,033)
Net loss per share of
common stock:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic	63,425,109	61,912,660	63,336,630	61,904,737
Diluted	63,425,109	61,912,660	63,336,630	61,904,737

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30, 2014	June 30, 2013
Cash Flows From Operating Activities:
Net loss	$(782,442)	$(961,033)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization expense	372,819	367,334
Gain on sale of asset	(5,450)	-
Accretion of asset retirement obligation	(4,810)	4,020
Amortization of debt discount	22,876	34,759
Common stock issued to directors for services	-	2,628
Common stock issued for services	19,800	-
Deferred income tax expense	-	229,451
Change in operating assets and liabilities
Accounts receivable, net	(178,053)	(64,536)
Inventories	(109,266)	313,758
Other current assets	(39,270)	(45,998)
Other assets	(33,545)	(66,802)
Accounts payable	820,445	116,933
Due to factor	(4,605)	179,099
Accrued payroll, taxes and interest	66,045	11,189
Other accrued liabilities	17,634	(11,825)
Deferred revenue	(18,000)	30,000
Payables to related parties	20,462	(15,841)
Net cash provided by operating activities	164,640	123,136

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(632,278)	(1,255,960)
Net cash used by investing activities	(632,278)	(1,255,960)

Cash Flows From Financing Activities:
Proceeds from issuance of long term debt	130,000	-
Net proceeds from sale of common stock	1,937,165	680,192
Proceeds from related party, net	50,000	-
Principal paid notes payable to bank, net	(38,520)	-
Principal payments on long-term debt	(59,874)	(182,485)
Net cash provided by financing activities	2,018,771	497,707

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,551,133	(635,117)
Cash and cash equivalents at beginning of period	20,343	1,000,811
Cash and cash equivalents at end of period	$1,571,476	$365,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Properties, plants and equipment acquired with long-term debt	$19,040	-
Properties, plants and equipment acquired with accounts payable	-	$378,560
Common stock issued for debt payment	$330,000	-
Fair value of derivative liability	-	$108,750
Equipment sold for note receivable	$10,000	-
Common stock issued for notes receivable	$150,000	-

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

Reclassifications
Certain consolidated financial statement amounts for the three and six month periods ended June 30, 2013, have been reclassified to conform to the 2014 presentation.  These reclassifications had no effect on the net income (loss) or accumulated deficit as previously reported.

Management estimates their effective tax rate at 0% for the current year.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

During the six months ended June 30, 2014 and 2013, the Company incurred interest expense of $53,326 and $46,416, respectively, of which $52,563, and $9,415, respectively, has been capitalized as part of the cost of construction projects in Mexico.

2.      Loss Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Management has determined that the calculation of diluted earnings per share for the three and six month periods ended June 30, 2014 and June 30, 2013, is not applicable since any additions to outstanding shares related to common stock equivalents would be anti-dilutive.

As of June 30, 2014 and 2013, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	June 30, 2014	June 30, 2013
Warrants	2,039,407	2,297,167
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	3,790,412	4,048,172

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

3.     Inventories:

Inventories at June 30, 2014, and December 31, 2013, consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at June 30, 2014 and December 31, 2013, is as follows:

	June 30, 2014	December 31, 2013
Antimony Metal	$324,483	$33,850
Antimony Oxide - finished	180,850	386,514
Antimony Oxide - Crude	103,288	148,737
Antimony Concentrate	33,545	93,190
Antimony Ore	371,812	106,519
Total antimony	1,013,978	768,810
Zeolite	130,058	265,960
	$1,144,036	$1,034,770

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

We present the receivables, net of allowances, as current assets and we present the amount potentially due to the Factor as a secured financing in current liabilities

Accounts Receivable	June 30, 2014	December 31, 2013
Accounts receivable - non factored	$585,009	$402,351
Accounts receivable - factored with recourse	173,096	177,701
less allowance for doubtful accounts	(4,031)	(4,031)
Accounts receivable - net	$754,074	$576,021

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

The Agreements with Guadalupe granted the Company an option to purchase the concessions outright for $2,000,000. The Agreements also provide that in event of a breach of the terms by Guadalupe that the Company has a right to enter the property and take possession of the mining concessions. The advances are collateralized by a mortgage on the concessions.  As of June 30, 2014 and December 31, 2013, the Company had cumulative loans and advances due from Guadalupe of $521,296, and $489,281, respectively, included in its other assets.

Soyatal

On August 5, 2013, the Company entered into a supply agreement with the owners of the Soyatal concessions similar to that of Guadalupe and notified the owners of Soyatal that it was exercising the option to purchase the Soyatal property. The option exercise agreement allowed the Company to apply all amounts previously due the Company (the “Purchase Price Credits”) by Soyatal of $420,411 to the purchase price consideration. At December 31, 2013, the Company had Purchase Price Credits of approximately $325,000 which can be used as payments on the note at the rate of $100,000 per year until gone.  The Company is obligated to make payments of $200,000 annually through 2020, and a final payment of $100,000 is due in 2021.  The debt payable for the Soyatal mine is non-interest bearing. The Company recorded the debt and the related Soyatal mine asset by determining the net present value of the contractual stream of payments due using a 6% discount rate. The resulting discount on the Soyatal debt is approximately $212,000 at December 31, 2013 and $189,171 at June 30, 2014.  The discount is netted against the debt payable resulting in a discounted amount of $762,541, at December 31, 2013 and $785,417 at June 30, 2014. The discount is amortized to interest expense using the effective interest method over the life of the debt.  During the six months ended June 30, 2014, the Company recorded $22,876 of amortization on the Soyatal debt discount.  No payments were made on the debt during the first two quarters of 2014.  The first payment of $200,000 is due January 1, 2015.

6.      Commitments and Contingencies:

In 2005, AM signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for annual payments.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the six months ended June 30, 2014 and the year ended December 31, 2013, $100,000 and $130,434, respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.  At June 30, 2014, the following payments are scheduled $100,000 on December 15, 2014, $100,000 on June 15, 2015 and $192,000 on December 15, 2015.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6.      Commitments and Contingencies, Continued:

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. The Company has accrued $7,909 of liabilities in other accrued liabilities as of June 30, 2014 related to such assessments.

We are in the process of reviewing our Mexico income tax returns filed since 2009 to determine that they comply with the law for transfer pricing in Mexico, and to ensure that we are taking all of the deductions allowed.  We have engaged a tax professional in Mexico to assist us.  At this time, we do not have enough final data to determine if we have a liability for taxes to Mexico.
In June of 2013 the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico.  The lease calls for a mandatory term of one year and requires payments of $34,800 per month.  The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms.

7.      Notes Payable to Bank:

During 2012, the Company negotiated a new credit facility increasing the Company’s lines of credit by $202,000.  As part of this agreement, the Company has pledged two $101,000 certificates of deposit as collateral.  The increased loan facility allows us access to borrowings at an interest rate of 5.0% for the portion of the credit line used.  At June 30, 2014, we had drawn $100,000 which was reported as notes payable to bank.

At June 30, 2014 and December 31, 2013, the Company had the following notes payable to the bank:

	June 30,	December 31,
	2014	2013

Promissory note payable to First Security Bank of Missoula, bearing interest at 5.0%, maturing February 27, 2016, payable on demand, collateralized by a lien on Certificate of Deposit number 48614	$1	$70,952

Promissory note payable to First Security Bank of Missoula, bearing interest at 5.0%, maturing February 27, 2016, payable on demand, collateralized by a lien on Certificate of Deposit number 48615	99,999	67,568

Total notes payable to bank	$100,000	$138,520

These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8.      Long – Term Debt:

Long-Term debt at June 30, 2014 and December 31, 2013, is as follows:	June 30,	December 31,
	2014	2013
Note payable to BMT Leasing, bearing interest
at 13.38%; payable in monthly installments of $908; maturing
December 2015; collateralized by equipment.	$13,845	$-
Note payable to Thermo Fisher Financial Co., bearing interest at 8.54%; payable in monthly installments of $2,792; maturing
December 2013; collateralized by equipment.	-	5,583
Note payable to Stearns Bank, bearing interest
at 6.9%; payable in monthly installments of $3,555; maturing
December 2014; collateralized by equipment.	24,328	41,117
Note payable to Western States Equipment Co., bearing interest at 6.15%; payable in monthly installments of $2,032; maturing
June 2015; collateralized by equipment.	23,598	34,861
Note payable to Catepillar Financial, bearing interest at 5.95%;
payable in monthly installments of $827; maturing September 2015;
collateralized by equipment.	12,689	16,440
Note payable toDe Lage Landen Financial Services,
bearing interest at 5.30%; payable in monthly installments of $549;
maturing March 2016; collateralized by equipment.	11,607	13,945
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	31,808	33,808
Note payable to De Lage Landen Financial Services,
bearing interest at 5.12%; payable in monthly installments of $697;
maturing December 2014; collateralized by equipment.	5,543	8,797
Note payable to Catepillar Financial, bearing interest
at 6.15%; payable in monthly installments of $766; maturing
August 2014; collateralized by equipment.	2,265	5,921
Note payable to De Lage Landen Financial Services,
bearing interest at 5.28%; payable in monthly installments of $709;
maturing June 2014; collateralized by equipment.	141	4,186
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $200,000 through 2019, net of discount of $189,172	785,417	762,541
Note payable to Robert Detwiler, a shareholder, bearing interest at 10.0%,
due January 2, 2015; collateralized by equipment.	-	82,000
Note payable to Betsy Detwiler, a shareholder, bearing interest at 10.0%, due January 2, 2015; monthly payments of $1,000;
collateralized by equipment.	-	120,000
	911,241	1,129,199
Less current portion	(184,235)	(126,984)
Long-term portion	$727,006	$1,002,215

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8.      Long – Term Debt, Continued:

At June 30, 2014, principal payments on debt are due as follows:

Due by June 30,
2015	$184,235
2016	76,214
2017	60,952
2018	139,199
2019	172,962
2020	183,339
2021	94,340
$911,241

9.      Concentrations of Risk:

Sales to Three	For the three Months Ended		For the Six Months Ended
Largest Customers	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Alpha Gary Corporation	$660,251	$1,063,716	$1,803,101	$2,042,206
General Electric	-	195,300	-	390,600
Kohler Corporation	376,677	712,485	1,155,443	1,572,430
Agranco	-	-	250,919	-
Ampacet Corporation	196,784	-	-	-
	$1,233,712	$1,971,501	$3,209,463	$4,005,236
% of Total Revenues	54.20%	66.70%	61.40%	67.60%

Three Largest
Accounts Receivable	June 30, 2014	December 31, 2013
Kohler Corporation	$188,242	$202,019
Alpha Gary Corporation	165,062	42,778
Teck American, Inc.	132,815	88,329
	$486,119	$333,126
% of Total Receivables	64.50%	57.80%

10.    Related Party Transactions:

During the first three and six months ended June 30, 2014 and 2013, the Chairman of the audit committee and compensation committee received $9,000 and $18,000, respectively, for services performed.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

10.    Related Party Transactions, Continued:

During the three and six months ended June 30, 2014 and 2013, the Company paid $1,704 and $3,296 in 2014, respectively, and $23,085 and $37,945 in 2013, respectively, to John Lawrence, President and Chief Executive Officer, as reimbursement for equipment used by the Company.  Additionally during the quarter ended June 30, 2014, Mr. Lawrence loaned the Company $63,500 for operating expenses and was paid back $13,500 at June 30, 2014.  The loan was non-interest bearing and unsecured and was paid in full during July of 2014.

During the three and six months ended June 30, 2014 and 2013, the Company paid royalty expenses, based on sales of zeolite, of $10,541 and $21,044, in 2014, respectively, and $18,909 and $29,878 in 2013, respectively, to a company controlled by the estate of Al Dugan, formerly a significant stockholder and the father of a former director.

11.    Income Taxes:

The Company had recognized a deferred tax asset of $229,451 as of December 31, 2012. During the year ended December 31, 2013, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of the net deferred tax asset. The net effect is that the deferred tax asset as of December 31, 2013, and any deferred tax assets that may have been incurred since then, are fully reserved for at June 30, 2014.

12.    Stockholder’s Equity:

Issuance of Common Stock for Cash

During the six months ended June 30, 2014, the Company sold an aggregate of 1,217,571 shares of its common stock pursuant to a Form S-3 registration statement for $1.40 per share. The sales resulted in $1,698,166 of net proceeds to the Company.

Issuance of Common Stock for Notes Payable

In the fourth quarter of 2013, the Company borrowed $150,000 from Mr. and Mrs. Robert Detwiler, stockholders of the Company. Prior to the end of 2013, the Detwiler’s converted their notes into 120,000 shares common stock and 60,000 stock purchase warrants. The terms of the conversion were identical to those offered other investors that purchased common stock and warrants near the time of the conversion and no gain or loss on the conversion resulted. During the three months ended June 30, 2014, the Company issued 235,717 shares of its commons stock to Mr. and Mrs. Robert Detwiler and two other shareholders in satisfaction of $330,000 of additional debt that the Detwiler’s and two other shareholders had loaned the Company. Again, the terms of the share payment were identical to those offered other investors that purchased common stock during the second quarter offering.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

12.    Stockholder’s Equity, Continued:

Warrant Exercise

During the quarter ended June 30, 2014, the Company issued an aggregate of 310,625 shares of its common stock to existing shareholders of the Company for their exercise of stock purchase warrants. Of the shares issued, 182,500 generated cash proceeds of $239,000; 3,125 shares were issued in connection with a cashless exercise of warrants; and 125,000 shares were issued in connection with the receipt of notes receivable promising to pay $150,000 to the Company.

Issuance of Common Stock for Services

Directors

On December 27, 2013, the Company declared, but did not issue shares of unregistered common stock to be paid to its directors for services during 2013, having a fair value of $150,000, based on the current stock price at the date declared.  During the quarter ended June 30, 2014 the Company issued 83,334 shares in satisfaction of the obligation.

Consultants

During the quarter ended June 30, 2014, the Company issued 12,000 shares to Herbert Denton for investor relations services provided. The shares estimated value at the time of issue was $19,800.

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

Transactions in common stock warrants are as follows:

	Number of Warrants	Exercise Prices
Balance, December 31, 2011	600,000	$.30 - $.60
Warrants issued	1,734,667	$2.50 - $4.50
Warrants exercised	(250,000)	$.30 - $2.50
Warrants expired	(150,000)	$.30 - $.40
Balance, December 31, 2012	1,934,667	$.25 - $4.50
Warrants issued	629,740	$1.20-$1.60
Warrants exercised	(25,000)	$1.20
Warrants expired	(50,000)	$4.50
Balance, December 31, 2013	2,489,407	$0.25 - $4.50
Warrants exercised	(320,000)	$1.20-$1.60
Warrants expired	(130,000)
Balance, June 30, 2014	2,039,407	$0.25 - $4.50

The above common stock warrants expire as follows:
Year ended December 31:
2014	1,387,490
2015	401,917
Thereafter	250,000
	2,039,407

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

Segment disclosure regarding sales to major customers is located in Notes 9.

	As of June 30, 2014	As of December 31, 2013
Properties, plants and equipment, net:
Antimony
United States	$1,961,933	$1,928,442
Mexico	9,092,649	8,792,410
Subtotal Antimony	11,054,582	10,720,852
Zeolite	1,615,011	1,674,793
	$12,669,593	$12,395,645

Total Assets:
Antimony
United States	$5,000,131	$3,017,768
Mexico	10,107,435	9,668,997
Subtotal Antimony	15,107,566	12,686,765
Zeolite	1,978,641	2,204,225
	$17,086,207	$14,890,990

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Capital expenditures:
Antimony
United States	$15,352	$15,404	$73,893	$65,186
Mexico	299,414	1,074,269	527,003	1,463,322
Subtotal Antimony	314,766	1,089,673	600,896	1,528,508
Zeolite	21,364	72,221	50,422	106,012
Total	$336,130	$1,161,894	$651,318	$1,634,520

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.    Business Segments, Continued:

Segment Operations for the	Antimony	Antimony	Bear River
Six Months ended June 30, 2014	USAC	Mexico	Zeolite	Totals
Total revenues	$4,068,114	$-	$1,154,343	$5,222,457

Production costs	2,514,217	1,683,987	840,410	5,038,614
Depreciation and amortization	31,750	230,865	110,204	372,819
Other operating costs	529,626	39,140	32,939	601,705
Total operating expenses	3,075,593	1,953,992	983,553	6,013,138

Income (loss) from operations	992,521	(1,953,992)	170,790	(790,681)

Other income (expense):	1,614	5,450	1,175	8,239

Income (loss) before income taxes	994,135	(1,948,542)	171,965	(782,442)

Income tax provision	-	-	-	-

NET INCOME (LOSS)	$994,135	$(1,948,542)	$171,965	$(782,442)

Segment Operations for the	Antimony	Antimony	Bear River
Six Months ended June 30, 2013	USAC	Mexico	Zeolite	Totals
Total revenues	$4,823,060	$6,000	$1,092,391	$5,921,451

Production costs	2,851,554	1,910,089	852,502	$5,614,145
Depreciation and amortization	30,601	232,069	108,685	$371,355
Other operating costs	549,763	96,817	24,170	$670,750
Total operating expenses	3,431,918	2,238,975	985,357	6,656,250

Income (loss) from operations	1,391,142	(2,232,975)	107,034	(734,799)

Other income (expense):	2,055		1,162

Income (loss) before income taxes	1,393,197	(2,232,975)	108,196	(731,582)

Income tax provision	(229,451)	-	-	(229,451)

NET INCOME (LOSS)	$1,163,746	$(2,232,975)	$108,196	$(961,033)

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.    Business Segments, Continued:

Segment Operations for the	Antimony	Antimony	Bear River
Three Months ended June 30, 2014	USAC	Mexico	Zeolite	Totals
Total revenues	$1,774,249		$495,894	$2,270,143

Production costs	956,644	904,029	360,560	2,221,233
Depreciation and amortization	15,585	116,879	55,302	187,766
Other operating costs	251,805	17,082	16,560	285,447
Total operating expenses	1,224,034	1,037,990	432,422	2,694,446

Income (loss) from operations	550,215	(1,037,990)	63,472	(424,303)

Other income (expense):	31	-	-	31

Income (loss) before income taxes	550,246	(1,037,990)	63,472	(424,272)

Income tax provision	-	-	-	-

NET INCOME (LOSS)	$550,246	$(1,037,990)	$63,472	$(424,272)

Segment Operations for the	Antimony	Antimony	Bear River
Three Months ended June 30, 2013	USAC	Mexico	Zeolite	Totals
Total revenues	$2,408,837	$3,000	$542,840	$2,954,677

Production costs	1,331,080	1,001,454	436,628	2,769,162
Depreciation and amortization	15,307	117,185	54,935	187,427
Other operating costs	243,381	66,068	11,524	320,973
Total operating expenses	1,589,768	1,184,707	503,087	3,277,562

Income (loss) from operations	819,069	(1,181,707)	39,753	(322,885)

Other income (expense):	128			128

Income (loss) before income taxes	819,197	(1,181,707)	39,753	(322,757)

Income tax provision	(229,451)	-	-	(229,451)

NET INCOME (LOSS)	$589,746	$(1,181,707)	$39,753	$(552,208)

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

Precious Metals Sales
				Six Months
Silver/Gold	2011	2012	2013	2014
Ounces Gold Shipped (Au)	161.71	102.32	61.52	40.07
Ounces Silver Shipped (Ag)	17,472.99	20,237.70	23,095.70	18,430.22
Total Revenues	$667,813	$647,554	$369,706	$288,346

Precious Metals Sales by Year	Montana Source Silver OZ	Montana Source Gold OZ	Mexico Source Silver OZ	Mexico Source Gold OZ
2008	8,640.70	37.67
2009	6,870.10	31.80
2010	31,545.22	101.13
2011	17,472.99	161.71
2012	20,237.70	102.32
2013	22,042.46	59.74	1,053.24	1.78
2014 Qtr 1	8,209.02	16.42	1,304.80	4.86
2014 Qtr 2	7,122.22	16.06	1,794.18	2.73

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.                      Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

Results of Operations by Division:

For the three and six month periods ended June 30, 2014 and 2013

Results of Operations by Division

Antimony - Combined USA	2nd Qtr	2nd Qtr	Six Months	Six Months
and Mexico	2014	2013	2014	2013
Lbs of Antimony Metal USA	235,382	231,805	524,674	492,227
Lbs of Antimony Metal Mexico:	96,724	201,463	248,650	349,394
Total Lbs of Antimony Metal Sold	332,106	433,268	773,324	841,621
Sales Price/Lb Metal	$4.94	$5.32	$4.89	$5.48
Net income (loss)/Lb Metal	$(1.47)	$(1.37)	$(1.23)	$(1.27)

Gross antimony revenue - net of discount	$1,642,004	$2,303,012	$3,779,768	$4,608,241
Precious metals revenue	132,245	108,825	288,346	220,820
Production costs - USA	(819,955)	(1,178,626)	(2,247,372)	(2,552,412)
Product cost - MX (Transfer pricing basis)	(432,356)	(908,598)	(1,100,062)	(1,575,767)
Direct sales and freight	(60,322)	(75,294)	(137,094)	(147,440)
General and administrative - operating	(76,367)	(170,146)	(180,581)	(285,403)
Mexico excess production costs	(471,673)	(9,030)	(533,096)	(209,780)
General and administrative - non-operating	(268,870)	(268,866)	(566,329)	(604,695)
Net interest and gain on sale of asset	14	(35,315)	7,048	(34,694)
EBITDA	(355,280)	(234,038)	(689,372)	(581,130)
Income tax		(229,451)		(229,451)
Depreciation & amortization	(132,464)	(128,471)	(265,035)	(258,649)
Net income (loss) - antimony	$(487,744)	$(591,960)	$(954,407)	$(1,069,230)

Zeolite
Tons sold	2,415	2,758	5,765	5,291
Sales Price/Ton	$205.34	$196.82	$200.23	$206.46
Net income (Loss)/Ton	$26.28	$14.41	$29.83	$20.45

Gross zeolite revenue	$495,894	$542,840	$1,154,343	$1,092,391
Production costs	(258,942)	(352,641)	(631,123)	(662,689)
Direct sales and freight	(46,485)	(37,438)	(84,656)	(83,696)
Royalties	(55,133)	(46,549)	(124,631)	(106,116)
General and administrative	(15,929)	(11,425)	(32,193)	(23,917)
Net interest	(631)	(98)	429	909
EBITDA	118,774	94,689	282,169	216,882
Depreciation	(55,302)	(54,935)	(110,204)	(108,685)
Net income (loss) - zeolite	$63,472	$39,754	$171,965	$108,197

Company-wide
Gross revenue	$2,270,143	$2,954,677	$5,222,457	$5,921,452
Production costs	(1,511,253)	(2,439,865)	(3,978,557)	(4,790,868)
Other operating costs	(725,909)	(349,884)	(1,092,251)	(856,352)
General and administrative - non-operating	(268,870)	(268,866)	(566,329)	(604,695)
Net interest and gain on sale of asset	(617)	(35,413)	7,477	(33,785)
EBITDA	(236,506)	(139,351)	(407,203)	(364,248)
Income tax benefit (expense)		(229,451)		(229,451)
Depreciation & amortization	(187,766)	(183,406)	(375,239)	(367,334)
Net income (loss)	$(424,272)	$(552,208)	$(782,442)	$(961,033)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.                      Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

For the second quarter of 2014, we incurred a loss of $424,272 compared to a loss of $552,208 during the same quarter of 2013. For the six months ended June 30, 2014, we incurred a loss of $782,442 compared to a loss of $961,033 during the same period of 2013. The depreciation and amortization for the quarter and six months ended June 30, 2014, was $187,766 and $372,819, respectively.  The losses in 2014 were primarily due to a decrease in the amount of antimony sold and a decrease in the market price for antimony.  The 2014 losses include excess production costs incurred in Mexico of $471,673 for the quarter, and $533,096 for the six months, ended June 30, 2014.  The excess production costs are the result of the Los Juarez property not being in production, metallurgical work on Los Juarez concentrates, the Soyatal mine being shut down, the Puerto Blanco mill only running at 20% capacity, and the Wadley mill not producing.  Without the Mexican excess production costs, our production cost is $4.35 per pound of antimony contained, and our average sales price for the second quarter of 2014 was $4.94, leaving us a margin of $.59 per pound without the excess production costs. The amount of antimony available for sale from Mexico declined due to shipping problems where we could not get trucks to transport our raw material to Montana. We now have a dedicated truck to solve this problem. During the month of April, we received limited raw material from our North American supplier.  In addition, the price of antimony metal declined from $5.32 during the second quarter of 2013 to $4.94 in the second quarter of 2014, a decrease of $.38 per lb (7%).  Our precious metals revenue in the first quarter of 2014 was equivalent to $.40 per pound of antimony sold. The amount of metal produced in Mexico was approximately 168,000 lbs for the second quarter of 2014 compared to approximately 201,000 pounds produced for the same quarter of 2013, a decrease of 16.4%.  The production from Mexico for the quarter and six months would have been greater except that we were processing test batches of ore from Los Juarez to determine the precious metals recovery.  Antimony oxide prices have now fallen from a high of $8.11 per lb in 2011, to $3.82 per lb in June of 2014.  The cost of production in the USA was down by approximately $358,000 from the same quarter in the prior year, primarily due to the decrease in the amount of product produced and sold.  We now have approximately two months of smelter feed stockpiled, and we are increasing our furnace capacity at our Madero smelter by 50% to catch up with our increased raw material production. Our smelter production at Mexico is on track to be the best quarter ever.  We have approximately 192,000 pounds of antimony at or in transit to the U.S. and Mexican smelters. We have an estimated 90,000 pounds of antimony at our Wadley mine. We estimate that this will result in gross revenue of approximately $1,390,000 to us when processed.  Our efforts in Mexico are resulting in increased product that will be shipped to our Montana plant.  We expect to have increased revenue from precious metals from our Mexico division.

We contracted in July, 2012, to install a natural gas pipeline for our Mexico smelter operation that we now expect to cost $1.8MM in total.  Our fuel costs are our largest expense in Mexico, and we are expecting the switch from propane to natural gas to decrease our Mexico fuel costs by 75% when the pipeline is complete.  With natural gas, the average production cost for the Mexico smelter would be $3.50 per pound instead of $4.37.  This would reduce the combined costs for both smelters from $4.35 to $4.01per pound, and increase the gross margin from 13% to 23%.  The pipeline is substantially completed, and hookup by PEMEX should be finalized sometime in August of 2014.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.                      Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

Zeolite sales for the quarter ending June 30, 2014, decreased by approximately $47,000 compared to the same period in 2013.  The second quarter of 2014 realized a net profit of approximately $63,000 compared to a net profit of approximately $40,000 for the first quarter of 2013, an increase of 58%. The sales price increased by approximately $9 per ton from the same period of the prior year.  There was a decrease in the tons of zeolite sold of approximately 340 tons for the quarter ended June 30, 2014, over the comparable period for 2013, a decrease of 12%.  The BRZ profit for the six months ended June 30, 2014, was $171,965 compared to $108,197 for the same period in the prior year, an increase of 59%.  The depreciation for the quarter and six months ended June 30, 2014, was approximately $55,000 and $110,000, respectively.  BRZ is providing approximately $500,000 cash flow annually to the consolidated company.  We have installed new equipment at BRZ to produce a water filtration product that could represent a major market, and we continue to have interest from customers in our Bear River Zeolite products.

 Our general and administrative costs were little changed for the three months and six months ended June 30, 2014, compared to the same periods for the prior year.  Management is seeking ways to bring these costs down.

Financial Condition and Liquidity
	June 30, 2014	December 31, 2013
Current Assets	$3,788,287	$1,910,564
Current liabilities	(3,450,052)	(2,479,341)
Net Working Capital	$338,235	$(568,777)

Cash provided (used) by operations	$164,640	$234,820
Cash used for capital outlay and investment	(632,278)	(2,733,762)
Cash provided (used) by financing:
Proceeds (payments) notes payable to bank	(38,520)	138,520
Proceeds from related party	50,000
Principal paid on long-term debt	(59,874)	(273,405)
Proceeds from long-term debt	130,000	352,000
Sale of Stock	1,937,165	1,147,194
Other	0	154,165
Net change in cash	$1,551,133	$(980,468)

Our net working capital increased by approximately $907,000 from December 31, 2013.  Our cash increased by approximately $1,551,000 during the same period.  The increase in our net working capital was primarily due to approximately $1,937,000 cash from the sale of stock, $180,000 borrowing, and approximately $210,000 of current debt paid with stock.  Decreases to working capital were from approximately $632,000 of capital expenditures, a $690,000 EBITDA loss, and $98,000 cash paid on debt. We have estimated commitments for construction and improvements, primarily for furnaces and installation of the 500 ton per day mill, of approximately $550,000 over the next twelve months. We believe that with our current cash balance, along with the future cash flow from operations, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months.  We have lines of credit of $202,000 which have been drawn down by $100,000 at June 30, 2014.

ITEM 3.                      Quantitative and Qualitative Disclosure about Market Risk

We sell our antimony products based on a world market price, and we buy a majority of our raw material based on the same market prices.  Analysis of our costs indicate that, for the quarter ended June 30, 2014, raw materials were approximately 50% of our cost of goods sold.  Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production.  During the quarter and six months ending June 30, 2014, a $2 per pound decrease in our sales price would have likely caused our gross profit to decrease $1 per pound.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 4.                      Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules
13a-15(e) and 15d-15(e)) as of June 30, 2014.  It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2014. These material weaknesses are as follows:

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

There were no significant changes made to internal controls for the quarter ended June 30, 2014.

PART II - OTHER INFORMATION

Item 1.                        LEGAL PROCEEDINGS

None

PART II - OTHER INFORMATION, CONTINUED:

Item 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Common Stock for Cash

During the six months ended June 30, 2014, shareholders exercised their rights to convert warrants into 447,625 shares common stock for $562,800.  An adjustment to accrued offering costs for $5,716 was made for the six months ended June 30, 2014.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By: /s/ John C. Lawrence	Date:	August 11, 2014
John C. Lawrence, Director and President
(Principal Executive)

By: /s/ Daniel L. Parks	Date:	August 11, 2014
Daniel L. Parks, Chief Financial Officer

By: /s/ Alicia Hill	Date:	August 11, 2014
Alicia Hill, Controller