Form 10-Q
period 2014-09-30
UNITED STATES ANTIMONY CORP
filed 2014-11-10
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 10, the registrant had outstanding 66,027,453 shares of par value $0.01 common stock.

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
ENDED SEPTEMBER 30, 2014
(UNAUDITED)

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$538,174	$20,343
Certificates of deposit	249,147	246,565
Accounts receivable, net	985,546	576,021
Inventories	1,132,915	1,034,770
Other current assets	50,012	32,865
Total current assets	2,955,794	1,910,564

Properties, plants and equipment, net	13,198,165	12,395,645
Restricted cash for reclamation bonds	75,502	75,501
Other assets	574,420	509,281
Total assets	$16,803,881	$14,890,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,875,028	$1,734,767
Due to factor	326,272	177,701
Accrued payroll, taxes and interest	110,060	124,937
Other accrued liabilities	35,990	50,745
Payables to related parties	28,608	15,549
Deferred revenue	41,515	110,138
Notes payable to bank	-	138,520
Long-term debt, current	169,903	126,984
Total current liabilities	2,587,376	2,479,341

Long-term debt, net of discount and current portion	713,306	1,002,215
Stock payable to directors for services	-	150,000
Asset retirement obligations and accrued reclamation costs	253,980	257,580
Total liabilities	3,554,662	3,889,136
Commitments and contingencies (Note 4, and 6)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $892,500 at December 31, 2013)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 at December 31, 2013)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $4,796,731 at December 31, 2013)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
66,027,453 and 63,156,206 shares issued and outstanding, respectively	660,274	631,562
Additional paid-in capital	35,740,672	32,030,249
Notes receivable from stock sales	(150,000)	-
Accumulated deficit	(23,028,515)	(21,686,744)
Total stockholders' equity	13,249,219	11,001,855
Total liabilities and stockholders' equity	$16,803,881	$14,890,991

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

REVENUES	$2,951,457	$2,558,356	$8,173,914	$8,479,808

COST OF REVENUES	(3,221,717)	(2,441,862)	(8,635,571)	(8,427,360)

GROSS PROFIT (LOSS)	(270,260)	116,494	(461,657)	52,448

OPERATING EXPENSES:
General and administrative	220,150	206,467	672,373	667,988
Professional fees	51,595	58,827	169,918	187,880
Gain on sale of equpment	-	-	(5,450)	-
TOTAL OPERATING EXPENSES	271,745	265,294	836,841	855,868

LOSS FROM OPERATIONS	(542,005)	(148,800)	(1,298,498)	(803,420)

OTHER INCOME (EXPENSE):
Interest income	3,038	674	5,827	3,892
Interest expense	(348)	(922)	(1,110)	(3,664)
Factoring expense	(20,014)	(9,765)	(47,990)	(52,945)
TOTAL OTHER EXPENSE	(17,324)	(10,013)	(43,273)	(52,717)

LOSS BEFORE INCOME TAXES	(559,329)	(158,813)	(1,341,771)	(856,137)

INCOME TAX EXPENSE	-	-	-	(229,451)

NET LOSS	$(559,329)	$(158,813)	$(1,341,771)	$(1,085,588)

Net loss per share of
common stock:
Basic	$ Nil	$ Nil	$(0.02)	$(0.02)
Diluted	$ Nil	$ Nil	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic	65,689,496	62,621,726	64,125,977	62,146,360
Diluted	65,689,496	62,621,726	64,125,977	62,146,360

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities:
Net loss	$(1,341,771)	$(1,085,588)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization expense	562,130	503,016
Gain on sale of asset	(5,450)	-
Accretion of asset retirement obligation	(3,600)	6,030
Common stock issued to directors for services	-	2,628
Common stock issued for services	39,000	-
Deferred income tax expense	-	229,451
Change in:
Accounts receivable, net	(409,525)	(207,261)
Inventories	(98,145)	312,584
Other current assets	(19,729)	(33,118)
Other assets	(55,139)	(165,438)
Accounts payable	140,261	348,121
Due to factor	148,571	157,482
Accrued payroll, taxes and interest	(14,877)	10,835
Other accrued liabilities	(14,755)	44,695
Deferred revenue	(68,623)	91,692
Payables to related parties	13,059	(8,988)
Net cash provided by operating activities	(1,128,593)	206,141

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(1,315,846)	(1,742,783)
Net cash used by investing activities	(1,315,846)	(1,742,783)

Cash Flows From Financing Activities:
Proceeds from issuance of long term debt	130,000	200,000
Net proceeds from sale of common stock and exercise of warrants	3,070,134	653,604
Principal payments on notes payable to bank	(138,520)	-
Principal payments on long-term debt	(99,344)	(232,931)
Net cash provided by financing activities	2,962,270	620,673

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	517,831	(915,969)

Cash and cash equivalents at beginning of period	20,343	1,000,811
Cash and cash equivalents at end of period	$538,174	$84,842

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Properties, plants and equipment acquired with long-term debt	$19,040	$-
Properties, plants and equipment acquired with accounts payable	$-	$318,335
Common stock issued for debt payment	$330,000	$-
Fair value of derivative liability	$-	$108,750
Equipment sold for note receivable	$10,000	$-
Common stock issued for notes receivable	$150,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

Reclassifications
Certain consolidated financial statement amounts for the three and nine month periods ended September 30, 2013, have been reclassified to conform to the 2014 presentation.  These reclassifications had no effect on the net income (loss) or accumulated deficit as previously reported.

Management estimates the effective tax rate at 0% for the current year.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

During the nine months ended September 30, 2014 and 2013, the Company incurred interest expense of $68,986 and $53,326, respectively, of which $67,876, and $52,563, respectively, has been capitalized as part of the cost of construction projects in Mexico.

2.           Loss Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Management has determined that the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2014 and September 30, 2013, is not applicable since any additions to outstanding shares related to common stock equivalents would be anti-dilutive.

As of September 30, 2014 and 2013, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Warrants	831,657	2,297,167
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,582,662	4,048,172

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

3.	Inventories:

Inventories at September 30, 2014 and December 31, 2013, consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at September 30, 2014 and December 31, 2013, is as follows:

	September 30, 2014	December 31, 2013
Antimony Metal	$145,571	$33,850
Antimony Oxide - finished	180,850	386,514
Antimony Oxide - Crude	223,095	148,737
Antimony Concentrate	53,475	93,190
Antimony Ore	369,234	106,519
Total antimony	972,225	768,810
Zeolite	160,690	265,960
	$1,132,915	$1,034,770

4.	Accounts Receivable and Due to Factor:

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

Accounts Receivable	September 30, 2014	December 31, 2013
Accounts receivable - non factored	$663,305	$402,351
Accounts receivable - factored with recourse	326,272	177,701
less allowance for doubtful accounts	(4,031)	(4,031)
Accounts receivable - net	$985,546	$576,021

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

5.	Other Assets:

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

The Agreements with Guadalupe granted the Company an option to purchase the concessions outright for $2,000,000. The Agreements also provide that in event of a breach of the terms by Guadalupe that the Company has a right to enter the property and take possession of the mining concessions. The advances are collateralized by a mortgage on the concessions.  As of September 30, 2014 and December 31, 2013, the Company had cumulative loans and advances due from Guadalupe of $533,100, and $489,281, respectively, included in its other assets.

Soyatal

On August 5, 2013, the Company entered into a supply agreement with the owners of the Soyatal concessions similar to that of Guadalupe and notified the owners of Soyatal that it was exercising the option to purchase the Soyatal property. The option exercise agreement allowed the Company to apply all amounts previously due the Company (the “Purchase Price Credits”) from Soyatal of $420,411 to the purchase price consideration. At December 31, 2013, the Company had Purchase Price Credits of approximately $325,000 which can be used as payments on the note at the rate of $100,000 per year until gone.  The Company is obligated to make payments of $200,000 annually through 2020, and a final payment of $100,000 is due in 2021.  The debt payable for the Soyatal mine is non-interest bearing. The Company recorded the debt and the related Soyatal mine asset by determining the net present value of the contractual stream of payments due using a 6% discount rate. The resulting discount on the Soyatal debt is approximately $212,000 at December 31, 2013 and $178,000 at September 30, 2014.  The discount is netted against the debt payable resulting in a discounted amount of $762,541 at December 31, 2013 and $796,855 at September 30, 2014. The discount is amortized to interest expense using the effective interest method over the life of the debt.  During the nine months ended September 30, 2014, the Company recorded $33,314 of amortization on the Soyatal debt discount.  No payments were made on the debt during the first three quarters of 2014.  The first payment of $200,000 is due January 1, 2015.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6.	Commitments and Contingencies:

In 2005, Antimonio de Mexico, S. A. (“AM”) signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for annual payments.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the nine months ended September 30, 2014 and the year ended December 31, 2013, $100,000 and $130,434, respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.  At September 30, 2014, the following payments are scheduled: $100,000 on December 15, 2014, $100,000 on June 15, 2015 and $192,000 on December 15, 2015.

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico.  The lease calls for a mandatory term of one year and requires payments of $34,800 per month.  The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms.   The lease was renewed in June of 2014.
7.	Notes Payable to Bank:

During 2012, the Company negotiated a new credit facility increasing the Company’s lines of credit to $202,000.  As part of this agreement, the Company has pledged two $101,000 certificates of deposit as collateral.  The increased loan facility allows us access to borrowings at an interest rate of 5.0% for the portion of the credit line used.  At September 30, 2014, all funds had been paid back and there was no notes payable to the bank.

At September 30, 2014 and December 31, 2013, the Company had the following notes payable to the bank:

	September 30,	December 31,
	2014	2013
Promissory note payable to First Security Bank of Missoula, bearing interest at 5.0%, maturing February 27, 2016, payable on demand, collateralized by a lien on Certificate of Deposit number 48614	$-	$70,952

Promissory note payable to First Security Bank of Missoula, bearing interest at 5.0%, maturing February 27, 2016, payable on demand, collateralized by a lien on Certificate of Deposit number 48615		67,568

Total notes payable to bank	$-	$138,520

These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8.           Long – Term Debt:

Long-Term debt at September 30, 2014 and December 31, 2013, is as follows:	September 30,	December 31,
	2014	2013
Note payable to BMT Leasing, bearing interest
at 13.38%; payable in monthly installments of $908; maturing
December 2015; collateralized by equipment.	$11,588	$-
Note payable to Thermo Fisher Financial Co., bearing interest at 8.54%; payable in monthly installments of $2,792; maturing
December 2013; collateralized by equipment.	-	5,583
Note payable to Stearns Bank, bearing interest
at 6.9%; payable in monthly installments of $3,555; maturing
December 2014; collateralized by equipment.	10,546	41,117
Note payable to Western States Equipment Co., bearing interest at 6.15%; payable in monthly installments of $2,032; maturing
June 2015; collateralized by equipment.	17,832	34,861
Note payable to Catepillar Financial, bearing interest at 5.95%;
payable in monthly installments of $827; maturing September 2015;
collateralized by equipment.	9,603	16,440
Note payable toDe Lage Landen Financial Services,
bearing interest at 5.30%; payable in monthly installments of $549;
maturing March 2016; collateralized by equipment.	9,479	13,945
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	23,808	33,808
Note payable to De Lage Landen Financial Services,
bearing interest at 5.12%; payable in monthly installments of $697;
maturing December 2014; collateralized by equipment.	2,759	8,797
Note payable to Catepillar Financial, bearing interest
at 6.15%; payable in monthly installments of $766; maturing
August 2014; collateralized by equipment.	739	5,921
Note payable to De Lage Landen Financial Services,
bearing interest at 5.28%; payable in monthly installments of $709;
maturing June 2014; collateralized by equipment.	-	4,186
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $200,000 through 2019, net of discount of $189,172	796,855	762,541
Note payable to Robert Detwiler, a shareholder, bearing interest at 10.0%,
due January 2, 2015; collateralized by equipment.	-	82,000
Note payable to Betsy Detwiler, a shareholder, bearing interest at 10.0%, due January 2, 2015; monthly payments of $1,000;
collateralized by equipment.	-	120,000
	883,209	1,129,199
Less current portion	(169,903)	(126,984)
Long-term portion	$713,306	$1,002,215

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8. Long – Term Debt, Continued:

At September 30, 2014, principal payments on debt are due as follows:

Due by September 30,
2015	$169,903
2016	62,514
2017	60,952
2018	139,199
2019	172,962
2020	183,339
2021	94,340
$883,209

9. Concentrations of Risk:

	For the Three Months Ended		For the Nine Months Ended
Sales to Three	September 30,	September 30,	September 30,	September 30,
Largest Customers	2014	2013	2014	2013
Alpha Gary Corporation	$636,918	$906,970	$2,440,019	$2,949,177
General Electric		195,300	382,788	585,900
Kohler Corporation	936,122	592,567	2,091,565	2,164,997
East Penn Corporation	366,520
	$1,939,560	$1,694,837	$4,914,372	$5,700,074
% of Total Revenues	65.71%	66.20%	60.12%	67.20%

Three Largest	September 30,	December 31,
Accounts Receivable	2014	2013
Kohler Corporation	$374,346	$202,019
Alpha Gary Corporation		42,778
Teck American, Inc.		88,329
East Penn Corporation	183,260
General Electric	191,394
	$749,000	$333,126
% of Total Receivables	76.02%	57.80%

10.           Related Party Transactions:

During the first three and nine months ended September 30, 2014 and 2013, the Chairman of the audit committee and compensation committee received $9,000 and $27,000, respectively, for services performed.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

10.           Related Party Transactions, Continued:

During the three and nine months ended September 30, 2014 and 2013, the Company paid $3,547 and $6,843 in 2014, respectively, and $14,793 and $52,739 in 2013, respectively, to John Lawrence, President and Chief financial Officer, as reimbursement for equipment used by th Company. Additionally during the quarter ended June 30, 2014, Mr. Lawrence loaned the Company $63,500 for operating expenses and was paid back $13,500 at June 30, 2014. The loan was non-inteest bearing and unsecured and the remainder was paid in full during July of 2014.

During the three and nine months ended September 30, 2014 and 2013, the Company paid royalty expenses, based on sales of zeolite, of $10,611 and $31,655, in 2014, respectively, and $11,885 and $34,494, in 2013, respectively, to a company controlled by the estate of Al Dugan, formerly a significant stockholder and the father of a former director.

11.           Income Taxes:

The Company had recognized a deferred tax asset of $229,451 as of December 31, 2012. During the year ended December 31, 2013, the Company recognized a valuation allowance equal to 100% of the net deferred tax asset as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of the net deferred tax asset. The net effect is that the deferred tax asset as of December 31, 2013, and any deferred tax assets that may have been incurred since then, are fully reserved for at September 30, 2014.

12.           Stockholder’s Equity:

Issuance of Common Stock for Cash

During the nine months ended September 30, 2014, the Company sold an aggregate of 2,217,571 shares of its common stock pursuant to a Form S-3 registration statement for $1.40 per share. The sales resulted in $2,831,134 of net proceeds to the Company.

Issuance of Common Stock for Notes Payable

In the fourth quarter of 2013, the Company borrowed $150,000 from Mr. and Mrs. Robert Detwiler, stockholders of the Company. Prior to the end of 2013, the Detwiler’s converted their notes into 120,000 shares common stock and 60,000 stock purchase warrants. The terms of the conversion were identical to those offered other investors that purchased common stock and warrants near the time of the conversion and no gain or loss on the conversion resulted. During the three months ended June 30, 2014, the Company issued 235,717 shares of its commons stock to Mr. and Mrs. Robert Detwiler and two other shareholders in satisfaction of $330,000 of additional debt that the Detwilers and two other shareholders had loaned the Company. Again, the terms of the share payment were identical to those offered other investors that purchased common stock during the second quarter offering.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

12.      Stockholder’s Equity, Continued:

Warrant Exercise

During the quarter ended June 30, 2014, the Company issued an aggregate of 310,625 shares of its common stock to existing shareholders of the Company for their exercise of common stock purchase warrants. Of the shares issued, 182,500 generated cash proceeds of $239,000; 3,125 shares were issued in connection with a cashless exercise of warrants; and 125,000 shares were issued in connection with the receipt of notes receivable promising to pay $150,000 to the Company.

Issuance of Common Stock for Services

Directors

On December 27, 2013, the Company declared, but did not issue, shares of unregistered common stock to be paid to its directors for services during 2013, having a fair value of $150,000, based on the current stock price at the date declared.  During the nine months ended September 30, 2014, the Company issued 83,334 shares in satisfaction of the obligation.

Consultants

During the nine months ended September 30, 2014, the Company issued 24,000 shares to Herbert Denton for investor relations services provided. The shares estimated fair value at the time of issue was approximately $39,000.

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

Transactions in common stock warrants are as follows:

	Number of Warrants	Exercise Prices
Balance, December 31, 2011	600,000	$.30 - $.60
Warrants issued	1,734,667	$2.50 - $4.50
Warrants exercised	(250,000)	$.30 - $2.50
Warrants expired	(150,000)	$.30 - $.40
Balance, December 31, 2012	1,934,667	$.25 - $4.50
Warrants issued	629,740	$1.20-$1.60
Warrants exercised	(25,000)	$1.20
Warrants expired	(50,000)	$4.50
Balance, December 31, 2013	2,489,407	$0.25 - $4.50
Warrants exercised	(320,000)	$1.20-$1.60
Warrants expired	(1,337,750)
Balance, September 30, 2014	831,657	$0.25 - $4.50

The above common stock warrants expire as follows:
Year ended December 31:
2014	179,740
2015	401,917
Thereafter	250,000
	831,657

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.           Business Segments:

The Company is currently organized and managed by three segments, which represent our operating units: United States antimony operations, Mexican antimony operations and United States zeolite operations.  The Company’s Other operating costs include general and administrative expenses, freight and delivery, and other non-production related costs. Other income and expense consists primarily of interest income and expense and factoring expense.

The Madero smelter and Puerto Blanco mill at the Company’s Mexico operation brings antimony to an intermediate stage, which is then shipped to the United States operation for finishing and sales at the Thompson Falls, Montana plant. The Zeolite operation produces Zeolite near Preston, Idaho. Almost all of the sales of products from the United States antimony and Zeolite operations are to customers in the United States.

Segment disclosure regarding sales to major customers is located in Notes 9.

	As of September 30, 2014	As of December 31, 2013
Properties, plants and equipment, net:
Antimony
United States	$1,951,393	$1,928,442
Mexico	9,653,683	8,792,410
Subtotal Antimony	11,605,076	10,720,852
Zeolite	1,593,089	1,674,793
	$13,198,165	$12,395,645

Total Assets:
Antimony
United States	$3,885,788	$3,017,768
Mexico	10,870,955	9,668,997
Subtotal Antimony	14,756,743	12,686,765
Zeolite	2,047,138	2,204,226
	$16,803,881	$14,890,991

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Capital expenditures:
Antimony
United States	$3,166	$4,883	$77,059	$79,630
Mexico	647,222	411,089	1,174,225	1,834,194
Subtotal Antimony	650,388	415,972	1,251,284	1,913,824
Zeolite	33,180	50,551	83,602	156,563
Total	$683,568	$466,523	$1,334,886	$2,070,387

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.       Business Segments, Continued:

Segment Operations for the	Antimony	Antimony	Bear River
Three Months ended September 30, 2014	USAC	Mexico	Zeolite	Totals
Total revenues	$2,495,338		$456,119	$2,951,457

Production costs	1,692,970	766,122	275,440	2,734,532
Depreciation and amortization	15,868	118,341	55,102	189,311
Other operating costs	150,653	44,773	102,449	297,875
Total operating expenses	1,859,491	929,236	432,991	3,221,718

Gross profit (loss)	635,847	(929,236)	23,128	(270,261)

Other income (expense):	(251,077)	(21,054)	(16,937)	(289,068)

Income (loss) before income taxes	384,770	(950,290)	6,191	(559,329)

NET INCOME (LOSS)	$384,770	$(950,290)	$6,191	$(559,329)

Segment Operations for the	Antimony	Antimony	Bear River
Three Months ended September 30, 2013	USAC	Mexico	Zeolite	Totals
Total revenues	$2,030,852	$26,000	$501,504	$2,558,356

Production costs	1,083,957	778,545	262,798	2,125,300
Depreciation and amortization	15,365	55,082	67,246	137,693
Other operating costs	124,712	47,412	6,745	178,869
Total operating expenses	1,224,034	881,039	336,789	2,441,862

Gross profit (loss)	806,818	(855,039)	164,715	116,494

Other income (expense):	(255,350)	(11,029)	(8,928)	(275,307)

Income (loss) before income taxes	551,468	(866,068)	155,787	(158,813)

NET INCOME (LOSS)	$551,468	$(866,068)	$155,787	$(158,813)

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.           Business Segments, Continued:

Segment Operations for the	Antimony	Antimony	Bear River
Nine Months ended September 30, 2014	USAC	Mexico	Zeolite	Totals
Total revenues	$6,563,452		$1,610,462	$8,173,914

Production costs	4,148,964	2,401,700	1,162,646	7,713,310
Depreciation and amortization	47,618	349,206	165,305	562,129
Other operating costs	208,878	95,602	55,654	360,134
Total operating expenses	4,405,460	2,846,508	1,383,605	8,635,573

Gross profit (loss)	2,157,992	(2,846,508)	226,857	(461,659)

Other income (expense):	(779,090)	(52,324)	(48,701)	(880,112)

Income (loss) before income taxes	1,378,902	(2,898,832)	178,156	(1,341,771)

Income tax provision	-	-	-	-

NET INCOME (LOSS)	$1,378,902	$(2,898,832)	$178,156	$(1,341,771)

Segment Operations for the	Antimony	Antimony	Bear River
Nine Months ended September 30, 2013	USAC	Mexico	Zeolite	Totals
Total revenues	$6,853,912	$32,000	$1,593,896	$8,479,808

Production costs	3,636,369	2,581,293	1,085,648	7,303,310.00
Depreciation and amortization	45,965	163,767	299,314	509,046.00
Other operating costs	423,355	36,397	155,252	615,004.00
Total operating expenses	4,105,689	2,781,457	1,540,214	8,427,360.00

Gross profit (loss)	2,748,223	(2,749,457)	53,682	52,448

Other income (expense):	(768,800)	(107,847)	(31,936)	(908,583)

Income (loss) before income taxes	1,979,423	(2,857,304)	21,746	(856,135)

Income tax provision	(229,451)	-	-	(229,451)

NET INCOME (LOSS)	$1,749,972	$(2,857,304)	$21,746	$(1,085,586)

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

Precious Metals Sales					Nine Months
Silver/Gold	2010	2011	2012	2013	2014
Montana
Ounces Gold Shipped (Au)	101.13	161.71	102.32	59.74	40.07
Ounces Silver Shipped (Ag)	31,545.22	17,472.99	20,237.70	22,042.46	18,430.22

Revenues	$483,307	$667,813	$647,554	$347,016	$288,346
Mexico
Ounces Gold Shipped (Au)				1.780
Ounces Silver Shipped (Ag)				1,053.240
Revenues				$22,690

Total Revenues	$483,307	$667,813	$647,554	$369,706	$288,346

The precious metals production was held during the third quarter of 2014 due to furnace time.  All of the precious metals production for the third and fourth quarters will be shipped during the fourth quarter of 2014.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

Results of Operations by Division:

For the three and nine month periods ended September 30, 2014 and 2013

Antimony - Combined USA	3rd Qtr	3rd Qtr	Nine Months	Nine Months
and Mexico	2014	2013	2014	2013
Lbs of Antimony Metal USA	372,781	248,268	897,455	740,495
Lbs of Antimony Metal Mexico:	156,348	133,586	404,998	482,980
Total Lbs of Antimony Metal Sold	529,129	381,854	1,302,453	1,223,475
Sales Price/Lb Metal	$4.72	$5.17	$4.82	$5.38
Net income (loss)/Lb Metal	$(1.07)	$(0.86)	$(1.17)	$(1.11)

Gross antimony revenue - net of discount	$2,495,338	$1,973,620	$6,275,106	$6,581,861
Precious metals revenue		83,232	288,346	304,052
Production costs - USA	(1,692,970)	(1,083,957)	(3,940,342)	(3,636,369)
Product cost - Mexico	(695,749)	(602,473)	(1,802,241)	(2,178,240)
Direct sales and freight	(71,536)	(67,517)	(208,620)	(214,957)
General and administrative - operating	(123,889)	(104,108)	(304,480)	(363,650)
Mexico non-production costs	(70,373)	(178,082)	(599,459)	(409,083)
General and administrative - non-operating	(274,942)	(266,809)	(841,269)	(876,643)
Net interest & gain on sale of asset	2,810	(70)	9,857	(5)
EBITDA	(431,311)	(246,164)	(1,123,102)	(793,034)
Depreciation & amortization	(134,209)	(80,600)	(396,825)	(339,250)
Provision for income taxes				(229,451)
Net income (Loss) - antimony	$(565,520)	$(326,764)	$(1,519,927)	$(1,361,735)

Zeolite
Tons sold	2,251	2,516	8,016	7,808
Sales Price/Ton	$202.63	$199.33	$200.91	$204.14
Net income (Loss)/Ton	$2.75	$66.75	$22.23	$35.37

Gross zeolite revenue	$456,119	$501,504	$1,610,462	$1,593,896
Production costs	(290,814)	(183,960)	(921,939)	(846,649)
Direct sales and freight	(45,069)	(40,102)	(129,725)	(123,798)
Royalties	(42,005)	(45,481)	(166,636)	(151,597)
General and administrative	(16,818)	(8,250)	(49,011)	(32,168)
Net interest	(120)	(678)	310	232
EBITDA	61,293	223,033	343,461	439,916
Depreciation	(55,102)	(55,082)	(165,305)	(163,767)
Net income (Loss) - zeolite	$6,191	$167,951	$178,156	$276,149

Company-wide
Gross revenue	$2,951,457	$2,558,356	$8,173,914	$8,479,809
Production costs	(2,679,533)	(1,870,390)	(6,664,522)	(6,661,258)
Other operating costs	(352,872)	(435,290)	(1,408,920)	(1,263,085)
General and administrative - non-operating	(291,760)	(275,059)	(890,280)	(908,811)
Net interest	2,690	(748)	10,167	227
EBITDA	(370,018)	(23,131)	(779,641)	(353,118)
Income tax benefit (expense)				(229,451)
Depreciation & amortization	(189,311)	(135,682)	(562,130)	(503,017)
Net income (Loss)	$(559,329)	$(158,813)	$(1,341,771)	$(1,085,586)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

      Antimony

USAC antimony production is in a strong growth mode. Due to permitting delays for furnaces, the mine production for the first nine months of 2014 has exceeded the smelter capacity in Mexico, and USAMSA (our Mexican wholly owned subsidiary) has a large inventory of unprocessed mineral. During the third quarter of 2014, furnace number nine went on line, and in November of 2014, three more furnaces have started.  At a cost of approximately $504,000, this has increased our furnace capacity in Mexico by 50%.  Although USAMSA draws from five properties for smelter feed as well as various smaller properties, several of the properties have been in start-up mode and are currently on care and maintenance.  This has resulted in a large non-production holding cost that is now declining.  These holding costs included in the determination of the company’s profit or loss were $70,373 during Qtr 3 of 2014 compared to $178,082 for Qtr 3 of 2013.  For the nine months of 2014 these holding costs were $599,459 compared to $409,083 for the same period of 2013.  The over head costs directly related to production was $139,264 for Qtr 3 of 2014, and $360,134 for the first nine months of 2014.  For the third quarter of 2014, we incurred a loss of $559,329 compared to a loss of $158,813 during the same quarter of 2013. The price of antimony metal declined from $5.17 during the third quarter of 2013 to $4.72 in the third quarter of 2014, a decrease of $.45 per lb (9%).  Antimony oxide prices have now fallen from a high of $8.11 per lb in 2011, to $3.65 per lb in September of 2014.  The 2014 losses include excess production costs incurred in Mexico of $70,373 for the quarter, and $599,459 for the nine months, ended September 30, 2014.  The excess production costs are the result of the Los Juarez property not being in production, metallurgical work on Los Juarez concentrates, the Soyatal mine being shut down, the Puerto Blanco mill only running at 20% capacity, and the Wadley mill not yet in production.  Without the Mexican excess production costs, our production cost is $4.51 per pound of antimony contained, and our average sales price for the second quarter of 2014 was $4.72, leaving us a margin of $.21 per pound. The amount of antimony available for sale from Mexico declined due to shipping problems where we could not get trucks to transport our raw material to Montana. We now have a dedicated truck to solve this problem. Also, during the months of April and July, we received limited raw material from our North American supplier.  Combined production during the third quarter of 2014 was 492,606 pounds compared to 397,432 lbs during the third quarter of 2013, an increase of 24%.  The increase was primarily due to an overall increase in raw material received from our North American supplier. The production from Mexico for the quarter and nine months would have been greater except that we were processing test batches of ore from Los Juarez to determine the precious metals recovery.  The cost of production in the USA was up by approximately $609,000 from the same quarter in the prior year, primarily due to the increase in the amount of product produced and sold.  We have approximately 182,000 pounds of antimony at or in transit to the U.S. from the Mexican smelter. We have an estimated 228,000 pounds of antimony at our Wadley mine. Mineral from the Los Juarez property has not been milled this year due to metallurgical testing and the processing backlog at the Madero smelter, limited mining and development has increased the inventory at Los Juarez by approximately 2,000 tons during the third quarter, and by approximately 6,500 tons during the first nine months.  The operator of the Guadalupe mine has required our financial help for development and equipment during the year.  During Qtr1, we provided $45,582, during Qtr 2 $16,067, and during Qtr 3 $3,299.  The ore from Guadalupe is being milled at our Puerto Blanco mill and produces a concentrate containing 60% to 68% antimony.  Additional equipment shipped during November of 2014 is expected to increase production substantially.  The Soyatal and Guadalupana properties are on care and maintenance for the time being.  Our efforts in Mexico are resulting in increased product that will be shipped to our Montana plant.  We expect to have increased revenue from precious metals from our Mexico division.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

We contracted in July, 2012, to install a natural gas pipeline for our Mexico smelter operation, and that is now complete as the middle of September 2014.  Our fuel costs in Mexico are our largest expense after raw materials, and we are expecting the switch from propane to natural gas to decrease our Mexico fuel costs by 65% when fully in use.

In prior quarters, the Mexico production was primarily crude oxide.  As of the end of July, 2014, all crude oxide in Mexico is being further reduced to antimony metal.  This cut the Mexican production by approximately 12%, but increased badly needed capacity for the Montana smelter.

     Zeolite

Zeolite sales for the quarter ending September 30, 2014, decreased by approximately $45,000 compared to the same period in 2013.  The third quarter of 2014 realized a net profit of approximately $6,000 compared to a net profit of approximately $168,000 for the third quarter of 2013.  The sales price increased by approximately $3 per ton from the same period of the prior year, but there was a decrease in the tons of zeolite sold of approximately 265 tons for the quarter ended September 30, 2014, over the comparable period for 2013, a decrease of  approximately10%.  The BRZ profit for the nine months ended September 30, 2014, was approximately $178,000 compared to approximately $276,000 for the same period in the prior year.  The depreciation for the quarter and nine months ended September 30, 2014, was approximately $55,000 and $165,000, respectively.  BRZ is providing approximately $450,000 cash flow annually to the consolidated company.  We have installed new equipment at BRZ to produce a water filtration product that could represent a major market, and we have made improvements to increase our production capacity when needed.  We continue to have interest from customers in our Bear River Zeolite products.

     Company-wide

For the third quarter of 2014, we incurred a loss of $559,329 compared to a loss of $158,813 during the same quarter of 2013. For the nine months ended September 30, 2014, we incurred a loss of $1,341,771 compared to a loss of $1,085,586 during the same period of 2013. The depreciation and amortization for the quarter and nine months ended September 30, 2014, was $189,311 and $562,130, respectively.  The losses in 2014 were primarily due to a decrease in the market price for antimony and excess production costs in Mexico.

 Our general and administrative costs were little changed for the three months and nine months ended September 30, 2014, compared to the same periods for the prior year.  Management is seeking ways to bring these costs down.

Financial Condition and Liquidity
	September 30, 2014	December 31, 2013
Current Assets	$2,955,794	$1,910,564
Current liabilities	(2,587,376)	(2,479,341)
Net Working Capital	$368,418	$(568,777)

Cash provided (used) by operations	$(1,128,593)	$234,820
Cash used for capital outlay and investment	(1,315,846)	(2,733,762)
Cash provided (used) by financing:
Proceeds (payments) notes payable to bank	(138,520)	138,520
Proceeds from related party
Principal paid on long-term debt	(99,344)	(273,405)
Proceeds from long-term debt	130,000	352,000
Sale of Stock	3,070,134	1,147,194
Other		154,165
Net change in cash	$517,831	$(980,468)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

Our net working capital increased by approximately $937,000 from December 31, 2013.  Our cash increased by approximately $520,000 during the same period.  The increase in our net working capital was primarily due to approximately $3,070,000 cash from the sale of stock, $130,000 borrowing, and approximately $330,000 of current debt paid with stock.  Decreases to working capital were from approximately $1,300,000 of capital expenditures, a $780,000 EBITDA loss, and $237,000 cash paid on debt. We have estimated commitments for construction and improvements, primarily for furnaces and installation of the 500 ton per day mill, of approximately $250,000 over the next twelve months. We believe that with our current cash balance, along with the future cash flow from operations, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months.  We have lines of credit of $202,000 which have not been drawn down at September 30, 2014.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

We sell our antimony products based on a world market price, and we buy a majority of our raw material based on the same market prices.  Analysis of our costs indicate that, for the quarter ended September 30, 2014, raw materials were approximately 50% of our cost of goods sold.  Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production.  During the quarter and nine months ending September 30, 2014, a $2 per pound decrease in our sales price would have likely caused our gross profit to decrease $1 per pound.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules
13a-15(e) and 15d-15(e)) as of September 30, 2014.  It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of September 30, 2014. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls for the quarter ended September 30, 2014.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

PART II - OTHER INFORMATION, CONTINUED:

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Common Stock for Cash

During the nine months ended September 30, 2014, shareholders exercised their rights to convert warrants into 447,625 shares common stock for $562,800.  An adjustment to accrued offering costs for $5,716 was made for the nine months ended September 30, 2014.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date: November 10, 2014	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President
(Principal Executive)

Date: November 10, 2014	By:	/s/ Daniel L. Parks
Daniel L. Parks, Chief Financial Officer

Date: November 10, 2014	By:	/s/ Alicia Hill
Alicia Hill, Controller