Form 10-K
period 2014-12-31
UNITED STATES ANTIMONY CORP
filed 2015-03-16
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $66,755,607 as of June 30, 2014.

At March 16, 2015, the registrant had 66,027,453 outstanding shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION
2014 ANNUAL REPORT

TABLE OF CONTENTS

1. Highlights of 2014	6
● Antimony production	7
● Precious metal production	8
● Zeolite production	8
2. Operations map	9
3. Chairman’s letter	4
4. Antimony operations	9
● Antimony market	9
● Antimony logistics	10
● Wadley	11
● Soyatal	11
● Guadalupe	11
● Puerto Blanco mill	11
● Madero smelter.	11
● Montana smelter	11
● Hillgrove Mine	12
5. Precious metal operations	12
● Los Juarez	12
● Canadian source	12
● Hillgrove Mines Pty. Ltd.	12
6. Zeolite operations.	13

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	15
	General	15
	History	15
	Overview-2014	15
	Antimony Division	16
	Zeolite Division	18
	Environmental Matters	19
	Employees	20
	Other	20

ITEM 1A.	RISK FACTORS	20

ITEM 1B.	UNRESOLVED STAFF COMMENTS	20

ITEM 2.	DESCRIPTION OF PROPERTIES	21
	Antimony Division	21
	Zeolite Division	26

CHAIRMAN’S LETTER

Dear Shareholders:

In 2014, your company made substantial progress on several fronts that were not fully reflected in the annual results due to late completions late in the year. Two key projects were the savings from replacing propane with natural gas at our Madero, Mexico smelter and additional 50% increase in production from four new furnaces at Madero that were completed in the fourth quarter.

All-time record antimony production of 1,727,804 pounds was achieved. The revenues for 2014 were $10,772,192, and the loss was $1,595,455 which included $780,782 of depreciation. The loss was primarily due to:

●	A drop in the price of antimony for the year of $.59 per pound from $5.30 in 2013 to $4.71 in 2014.

●	A delayed hook-up of natural gas in Mexico cost $500,000 of energy savings.

●	Holding costs of $688,619 due primarily to solving a metallurgical issue which delayed production at our Los Juarez silver-antimony-gold property and its associated mill at our Puerto Blanco mill.

On a sequential quarterly basis, the loss narrowed from $559,329 in the third quarter to $253,684 in the fourth quarter of 2014 due to lower energy costs despite the fall of antimony prices in the fourth quarter.

 Following are the 2014 achievements as well as the outlook for 2015:

1.
We are planning to increase the 2015 production to 4.0 to 4.5 million pounds during 2015 which  includes approximately 1,200,000 pounds from a Canadian off-take contract, more than 1,000,000 pounds from Mexico, and up to 2,500,000 pounds from an Australian off-take contract.

2.
We hope to maintain this growth trajectory in 2016 without the need for any equity financing as we work down our Mexican concentrate inventories with the additional Mexican furnace capacity, the cash flow from increased antimony production, the Bear River Zeolite profits, and favorable off-take contracts.

3.
We agreed to purchase and process 3,000,000 pounds of antimony and 1,500 ounces of gold per year from Hillgrove Mines Pty. Ltd., Australia,which is providing funding to increase our furnace capacity by adding six small furnaces and one large furnace, or the equivalent of 36 small furnaces, up from eight a year ago. The Mexican permits for these furnaces were received in March 2015. Hillgrove has an option to ship more concentrate to us on a yearly basis. Processing of the Hillgrove material began in late January of 2015.

4.
The number of furnaces at Madero was increased from 8 to 12 at a cost of approximately $714,816 in 2014. The furnaces went into production in late 2014 and will result in major production increases of Mexican production in 2015.

5.
A natural gas pipeline was completed in late 2014 at a CAPEX cost of $1,492,533, not including another $300,000 of expenses for permitting, land right of ways, insurance, legal, and various other costs. The conversion to natural gas has cut Mexican fuel costs by approximately 70%, and overall Mexican production costs by 40-50%.

6.
A metallurgical issue related to the Los Juarez silver-antimony-gold property was solved in late 2014 that will allow us to start processing the Los Juarez concentrates.  A shallow drilling program was initiated in 2015 to delineate higher grade areas for mining at Los Juarez.

A major factor affecting our 2014 financial results was the decline in the average sale price of antimony.. The sales price appears to have bottomed and the LME Rotterdam average quote has gone up by $0.09 per pound.    We have focused on reducing our production costs to compensate for the decrease in the sales price as follows:

1.	We are increasing production to reduce the fixed cost per pound of production.

2.	We are increasing raw material production at our lowest cost mining operation, the Wadley mine, by increasing the employment and by mechanization.

3.
We are increasing our production from the Guadalupe operation that supplies the Puerto Blanco mill and makes a flotation concentrate that is 60-70% antimony. Higher grade feed increases the smelter throughput and reduces smelter costs.

4.
 USAC owns the Soyatal property, and it has been brought into production by hauling dump material to the Puerto Blanco miill. Initial feed is in the 8-9% antimony range with approximately a 50% mill recovery. The dumps at Soyatal are very substantial with no mining cost and should provide low cost feed.

5.	The utilization of natural gas at Madero has substantially lowered our Mexican production costs. Access to natural gas in 2014 would have reduced our Mexican operating costs by approximately $500,000.

6.
The price of propane in Montana averaged $1.31 per gallon in 2014 and was a major cost item. Presently, we are paying $.59 per gallon. If our propane had cost $0.70 per gallon in 2014, we would have saved $165,000.

7.
During 2014 we included $688,619 of “Mexican non-production expenses” in our costs. These costs included holding costs for the Los Juarez silver-antimony-gold property that was not in production, 90% of the expenses of the Puerto Blanco mill that was built for Los Juarez, and two months of metallurgical testing of Los Juarez concentrates at the Madero smelter.  An all out effort will be made to bring this property into production in 2015.

Our Bear River Zeolite operation realized a profit of $330,670 on sales of $2,169,619 and had non-cash depreciation costs of $221,230. It contributed $551,990 to corporate growth. Unlike antimony, pricing for zeolite was not an issue. Market growth is expected in animal feed, water filtration, soil amendments, remediation, and the oil and gas industries. The plant has a large excess capacity and can increase production with little capital cost.

USAC is now an international, vertically- integrated company that provides antimony and zeolite from the mine to end users around the world. The Company has significant secure sources of raw materials and has always been a reliable domestic and international supplier.  Our mission is to dominate the domestic antimony market.

Sincerely, John Lawrence
CEO and Chairman

HIGHLIGHTS 2014

All-Time Record Production

Antimony Sales in Pounds	2011	2012	2013	2014
USA	1,179,973	1,031,164	931,789	1,141,436
Mexico	221,450	372,046	647,393	596,368
Total	1,401,423	1,403,210	1,579,182	1,727,804

Total Sales in Dollars	$10,406,636	$8,753,449	$8,375,158	$8,132,410

Average price per pound	$7.43	$6.24	$5.30	$4.71

PRECIOUS METAL PRODUCTION

Silver/Gold	2011	2012	2013	2014
Montana
Ounces Gold Shipped (Au)	161.71	102.32	59.74	64.77
Ounces Silver Shipped (Ag)	17,472.99	20,237.70	22,042.46	29,480.22

Revenues	$667,813	$647,554	$347,016	$461,083
Mexico
Ounces Gold Shipped (Au)			1.780
Ounces Silver Shipped (Ag)			1,053.240
Revenues			$22,690

Total Revenues	$667,813	$647,554	$369,706	$461,083

BEAR RIVER ZEOLITE

ZEOLITE PRODUCTION	2011	2012	2013	2014
Tons Shipped	12,105	12,189	11,182	11,079
Average Price Per Ton	$168.83	$216.73	$196.96	$195.83
Gross Revenues	$2,043,641	$2,641,699	$2,202,414	$2,169,619
Gross Profit	$118,185	$313,442	$404,453	$330,671

ANTIMONY OPERATIONS

ANTIMONY MARKET

The United States consumption of antimony was 24,000 metric tons or 52,910,400 pounds in 2013. Of this amount 35% went to metal products primarily storage batteries and ammunition: 35% went to non-metal products including rubber, glass, and ceramics; and 30% went into flame retardants. The domestic market for USAC antimony products remained strong even though global prices deteriorated in a weak economic environment. In 2013, the world-wide production was 163,000 metric tons or 359,349,800 pounds. The Chinese control more than 90% of the world supply, and pricing can be volatile. Pricing of the metal is generally based on the London Metal Exchange average price C.I.F. Rotterdam per metric ton (a metric ton contains 2,204.6 pounds). Antimony oxide contains 83.1% antimony metal and it is typically our preferred product due to its premium pricing.

ANTIMONY LOGISTIC CONSIDERATIONS

1.	Antimony deposits can be classified as “oxide”, “mixed oxide-sulfide”, or “sulfide.” Originally deposits are sulfide, but weathering near the surface oxidizes the sulfides to oxides.
2.
Oxide deposits are the most common in Mexico, and include. Wadley, Soyatal, and parts of Guadalupe. At greater depths, these deposits may become “mixed oxide-sulfide” or “sulfide.”  Oxide ores must be concentrated by hand-sorting and a variety of gravimetric methods. Problems include (1) recovery is normally only 45-50%, and (2) the concentrates are typically only 25-40%.

3.
Sulfide deposits are more desirable, because they can be concentrated by flotation methods to make an 80-95% recovery and concentrates that contain 50-68% antimony. The company has two sulfide deposits in Mexico, Guadalupe and Los Juarez.

4.
Antimony deposits can be classified by genesis. Wadley, Guadalupe, and Soyatal, are “mantos” or replacement layers in limestone beds. The other genetic types are intrusive pipes or “chimneys” Los Juarez and the Penasquito mine of Goldcorp in Zacetecas are pipes. Pipes are typically much larger deposits than mantos.

5.
Smelter production at Madero is proportional to concentrate grade. With a higher feed grade, (1) furnace throughput increases, (2) recovery increases, (3) fuel costs go down, (4) slag disposal costs go down, and (5) flux costs go down.

6.
When the Madero smelter began reducing crude antimony oxide to metal in Q3 and 4 of 2014, the recovery dropped to 80%. Subsequently this problem was solved and a substantial amount of that metal is being recovered during Q1 of 2015.

7.
USAC is using a proprietary small furnace (“SRF”) designed for the processing of lower grade ores. The versatility of the furnace is excellent, but the throughput is typically only 1000 to 1500 ppd (pounds per day). USAC is building a larger furnace (“LRF”) which has a throughput of 22,000 ppd that processes feeds of more than 50% antimony such as Hillgrove and Guadalupe concentrates. Costs of processing in the LRF will be substantially less than in the SRFs.

8.	The grade of the Mexican antimony is excellent and has allowed USAC to produce high quality antimony products.
9.	Progress in Mexico has been slower than anticipated due to:
●	More than 2 months were spent running smelting tests on Los Juarez concentrates that cut smelter production.
●	A natural gas pipeline that was supposed to be operational in 2013 was not completed until the end of Q3 2014.
●	Permitting delays at Madero for additional furnaces delayed production.
●	The time and costs of setting up operations in a foreign country.
●	The delay in the startup of Los Juarez.
10.	Following are the capital expenditures for 2014:

Division	Operation	Items	$ Amount
USAMSA	Madero	Furnaces, natural gas equipment	1,064,257
“	Puerto Blanco	Oxide circuit, float cells	254,573
“	Los Juarez	Metallurgy, equipment	15,881
“	Los Juarez	Property payments	200,000
“	Soyatal	Property payments	67,081
“	Wadley	Mill equipment	104,855
BRZ	Zeolite	Line 1 equipment, dryer	124,767
USAC	Antimony and Precious metals	Antimony and PM equipment	70,076
Total			$1,901,490

11.
In 2014, $688,619 was spent for “excess Mexican production expenses” that were included in the calculation of production costs. These costs were primarily holding costs and costs associated with metallurgical testing for Los Juarez which was not operated in 2014.They also included holding costs for the Puerto Blanco mill that was primarily built for Los Juarez.

12.	In 2014, USAC spent approximately an additional $500,000 more for propane than it would have spent for natural gas.
13.
The Hillgrove Mines agreement is expected to double antimony output in 2015 with no CAPEX costs. Although USAC will only receive 9.5% of the gross sales of antimony and gold, there are no market risks or mine development costs.

WADLEY MINE AND MILL, SAN LUIS POTOSI, MEXICO

The Wadley mine has produced more than 80% of the Madero smelter feed during 2014. During this time, reconfiguration and testing of the gravity mill has proceeded. All mining is by hand methods without the benefit of compressed air and explosives. At one time, Wadley was shipping up to 600 tons per month of hand sorted ore to Laredo, Texas. This amounted to approximately 5,000,000 ppy (pounds per year) of antimony. Currently, the operation is staffed by a crew that is intimately familiar with mining methods, mill recovery, and purchasing of ore. Contract miners have been increased from about 100 men in 2014 to 129 at the present time. With increased mechanization and explosives, this property could produce much more. We do not claim any reserves at Wadley as defined by the SEC.

SOYATAL DISTRICT, QUERETARO, MEXICO

USAC owns the Soyatal District mines. During 2014, Soyatal produced a small amount of DSO (direct shipping ore for the smelter) and concentrates from low grade and dumps. After sampling some of the extensive dumps, USAC has begun milling dumps in the 7-9% range with a recovery of almost 50%. The property is expected to become a substantial producer of low cost feed. USAC does not claim any reserves at Soyatal as defined by the SEC.

GUADALUPE, ZACETECAS, MEXICO

The Guadalupe mine is operated by a third party, “Grupo Roga”. During 2014, USAMSA gave Grupo Roga $116,456 in loans and advances bringing the total USAC investment to $605,737. USAMSA has the right to take over the mine without payments to Grupo Roga until USAC has recovered its investment. Alternatively, USAMSA can exercise its option to purchase the mine for $2,000,000 less its investment of $605,752 by making yearly payments of $100,000 until USAMSA recovers its investment and then paying the balance at $200,000 per year.  Grupo Roga has developed the Santa Monica drift and is producing sulfide ore that is making a 60-66% sulfide concentrate at the Puerto Blanco mill. The mine holds an explosives permit received in Q1of 2014. Recently, USAMSA sent a compressor and loader to the property and repaired a LHD (underground mucker) to boost production. Guadalupe has the advantage of sulfide ore. A flotation mill located at the base of Sierra Guadalupe (the mine) would cut trucking costs by $35.00 per ton and is under consideration.  USAC claims no reserves at Guadalupe as defined by the SEC.

PUERTO BLANCO OXIDE/SULFIDE MILL, GUANAJUATO, MEXICO

In 2014, the Puerto Blanco mill processed 1,284 tons of sulfide ore from Guadalupe and 1,676 tons of oxide ore from Guadalupana and 458 tons of oxide ore from Soyatal. This constituted less than 10% of the mill capacity. CAPEX expenditures of $218,622 included primarily the construction of the oxide circuit, the installation of cleaner flotation cells, converting 5 electric panels to distribution panels, construction of a wall, and limited work on the 500 ton mill.

MADERO SMELTER, COAHUILA, MEXICO

The Madero smelter produces very high quality antimony from Mexico. Our Mexican smelter capacity was increased by 50% with 4 more SRF furnaces in October 2014 for a total of 12 furnaces, at a cost of $714,816. A natural gas pipeline that will reduce our Mexican fuel costs by about 70% was connected in late September 2014 at a cost of approximately $1,800,000. Had the line been hooked up on time it would have saved the Company about $500,000 in 2014. Currently, five SRF’s and one LRF are being permitted and will be installed at the smelter to process Hillgrove concentrates.

MONTANA SMELTER, THOMPSON FALLS, MONTANA

The Montana smelter at the USAC corporate headquarters in Thompson Falls, Mt., processes feed from Canadian, Mexican and Australian sources, recovers precious metals, and makes finished antimony oxide and metal.  We have applied for a permit for a warehouse for the Hillgrove production.

HILLGROVE MINES, PTY. LTD. ARMIDALE, AUSTRALIA

USAC entered a purchase agreement with Hillgrove Mines Pty Ltd for 200 metric tons per month of 60% antimony concentrates that contain approximately 20 grams (0.64 ounces) of gold per metric ton. This amounts to approximately 3,000,000 pounds of antimony and 1,500 ounces of gold annually.  Hillgrove is providing funding to USAC to expand its smelter capacity in Montana and Mexico. Construction has begun, and the initial containers of Hillgrove concentrates are now being processed. Upon Hillgrove’s election, the contract provides for additional expansion of the plant. USAC anticipates a 9.5% profit on sales.

PRECIOUS METALS OPERATIONS

LOS JUAREZ, QUERETARO, MEXICO

Met-Mex Penoles, S.A. De C.V. explored a portion of the los Juarez deposit in the 1960’s but dropped the property due to metallurgical problems which USAC has been able to solve in 2014. Grupo Mexico is a neighbor to USAC on a part of the deposit.

USAC has mapped and mined central parts of the mineralized zones of Los Juarez that appear to be vertical breccia pipes over a strike length of 3.5 kilometers with a maximum width of one kilometer. The mineralization is “open” on three sides and to depth.

After milling  3,500 metric tons of rock from the Mina Grande pit, the feed grade was determined to be approximately 0.789% antimony, 6.11 ounces of silver (189 grams), and 0.049 ounces of gold (1.52 grams) per metric ton. A metallurgical problem has kept the Los Juarez shut down. However, in 2014, after several years of research and hundreds of thousands of dollars, a process was perfected that will allow us to profitably process Los Juarez ore.

A shallow but widespread drilling program was started in 2015 to identify the higher grade ore in the deposit. Permitting of the new process at Madero will begin shortly, and after equipment is moved from Montana, the Los Juarez operation will commence using the Puerto Blanco floatation mill. A cyanide tailings leach may be added to increase gold and silver recovery. Following the successful operation of the 150 tpd (tons per day) mill at Puerto Blanco and processing at Madero, an additional 500 ton per day mill will be completed and dedicated to Los Juarez ore at either Puerto Blanco or adjacent to the open pit at Los Juarez.

CANADIAN SOURCE

Precious metals will be recovered from an off-take agreement with a Canadian source and are sold back to the Canadian producer at a discount.

HILLGROVE MINES PTY. LTD.

Preparations are being made at our precious metal refinery in Montana to recover gold from Hillgrove concentrate.

ZEOLITE OPERATIONS

During 2014, BRZ sales of $2,169,619 generated a profit of $330,671. Depreciation was $221,230, and the operation contributed $551,901 (EBITDA) to corporate growth. Following are the 2014 applications of BRZ:

Application	Percent by dollars	Percent by tons
Animal feed	41.46	30.35
Water filtration	18.34	20.00
Soil amendment	14.85	18.20
Traction control	9.02	11.20
Air filtration	8.68	12.50
Oil and gas	2.06	2.80
Home and miscellaneous	1.41	0.70
Odor control	1.38	1.10
Synthetic turf	0.83	0.80
Absorption	0.66	0.90
Remediation	0.50	0.80
Litter	0.35	0.30
Distribution	0.33	0.20
Pest control	0.25	0.30
Pigment	0.08	0.07
Total	100	100

The oil and gas industry could become a large application for BRZ zeolite for remediation of drill sites and well cement.

CORPORATE INFORMATION

UNITED STATES ANTIMONY CORPORATION

PO Box 643
Thompson Falls, Montana 59873
Phone: 406-827-3523 Fax: 406-827-3543
 E-mail: tfl3543@blackfoot.net
NYSE MKT: TICKER SYMBOL“UAMY”
www.usantimony.com and www.bearriverzeolite.com

USAC BOARD OF DIRECTORS

●	Gary Babbitt has over 30 years experience in mining law and contracts and is a graduate of the University of Chicago.
●	John C. Lawrence, Geologist, Metallurgist graduated from the University of Wyoming and has more than 50 years of experience in oil and gas, and most phases of mining, milling, and smelting.
●	Russell C. Lawrence, Physicist graduated from the University of Idaho where he worked in the Physics Department and later in all phases of construction.
●
Hart W. Baits, Geologist graduated from the University of Oregon and has more than 30 years of experience as an exploration geologist with Western Gold Exploration and Mining Company, Inspiration Mining, Inc., Noranda, Anaconda Mining Company, McMaster University, and Bear Creek Mining Company.

●	Whitney H. Ferer, Commodities Trader attended Colorado College has worked for 38 years in a 128-year old family owned trading company, Aaron Ferer & Sons Co.

CORPORATE OFFICERS

●	John Lawrence: President and CEO
●	Russell C. Lawrence: Chemist, Executive Vice President Latin America
●
John C. Gustavsen:  Executive Vice President North America graduated from Rutgers and worked for Harshaw Chemical Company where he became President and produced more than 25,000,000 pounds per year of antimony oxide.

●	Dan Parks: CPA, CFO graduated from University of Idaho and worked for Coopers and Lybrand, Pack River Lumber, and more than 30 years in his own accounting office.
●	Matt Keane: Director Sales graduated from Mankato State University and was a building contractor and the owner of a building supply business.
●	Alicia Hill: Corporate Secretary, Treasurer, and Controller

CORPORATE COUNSEL
●	Paul Boyd, Stoel Rives, LLP, has practiced corporate and securities law for more than 30 years. He received his undergraduate degree from Stanford University and his law degree from Georgetown.

MEXICAN COUNSEL
●	Lexcorp Abogados

AUDITORS
●	Decoria, Maichel, & Teague

MEXICAN ACCOUTANTS
●	Ceballos Contadores

TRANSFER AGENT
●	Columbia Stock Transfer Company

HEADQUARTRERS, MONTANA.
●	Marilyn Sink: Plant Manager
●	Lance Sink: Assistant Manager
●	Matt Keane: Director Sales
●	Tony Lyght: Maintenance Foreman

MADERO SMELTER, COAHUILA MEXICO
●	Russell C. Lawrence: Director
●	Luis Valeriio Delgado: Smelter Manager
●	Sixto Beserra: Chemist Smelter

PUERTO BLANCO MILL, GUANAJUATO, MEXICO
●	Jose Jesus Heriberto Torres Montes: Mill Manager & Ore Buyer

LOS JUAREZ GROUP, QUERETARO, MEXICO
●	Reynaldo Angles: Mine Manager Los Juarez

WADLEY, SAN LUIS POTOSI, MEXICO
●	Jesus Loera Rocha: Office Manager
●	Salvador Lora Garcia: Mill Manager
●	Juanito Rocha Candelario: Chief Ore Buyer
●	Antonio Rocha Medina: Mine Manager

MEXICAN SUPPORT TEAM
●	Leo Jackson: Transportation, Negotiations
●	Sergio Rebolledo Mota: Permitting

BRZ ZEOLITE MINE, PRESTON, IDAHO
●	Angie Bengtson: General Manager
●	Gerardo Sanchez: Plant Manager
●	Dave Cole: Mine Manager

BRZ ZEOLITE SALES CANADA
●	Brian Preddy: Lethbridge, Alberta, Ca.(403-715-0321)

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

Overview

Antimony Sales

Although the volume of antimony (metal contained) sold increased in 2014 from 2013, a decrease in the average sales price of antimony (metal contained basis) of approximately $0.59 per pound saw our gross sales of antimony decrease $242,748, and our gross loss from antimony increased from a gross loss of $492,926 in 2013 to a gross loss of $703,474 in 2014. Overall, our sales of antimony (metal contained) were 1,727,804 lbs in 2014 compared to 1,579,182 in 2013, an increase of 9.4%.  During 2014, the increased sales of our antimony products (approximately 148,000 lbs) from 2013 were due to an increase in volume of raw material received from our Canadian supplier. The raw material received from Mexico decreased from approximately 647,000 lbs in 2013 to 586,000 lbs in 2014.  The 2014 decrease was due to a period of metallurgical testing and the installation of new furnaces and equipment.  The total Mexico production in 2013 was approximately 684,000 lbs, an increase of approximately 84% from 2012.

Zeolite Sales

Our sales volume of zeolite in 2014 was less than 2013, and our average sales price per ton decreased by approximately $1, from $196.96 per ton to $195.83 per ton, a decrease of less than 1%.  The decrease in price was primarily due the mix of products sold.  During 2014, total sales of zeolite decreased approximately $33,000, and the gross profit decreased from $451,956 in 2013 to $364,133 in 2014 due to increased operating and raw material costs.  During 2014, sales of zeolite decreased approximately 1% from 2013. During 2013, sales of zeolite decreased approximately 8.3% from 2012.

Precious Metals Sales

(See schedule in Chairman’s letter for details of precious metals sales)

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

For 2014, and since 1983, we depended on foreign sources for raw materials, and there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by us.  We have developed sources of antimony in Mexico but we are still partially reliant on foreign companies for raw material. We expect more raw materials from our own properties for 2015 and later years. We continue working with suppliers in North America, Central America, Europe, Australia, and South America.

We currently own 100% of the common stock, equipment, and the lease on real property of United States Antimony, Mexico S.A. de C.V. or USAMSA, which was formed in April 1998.  We currently own 100% of the stock in Antimony de Mexico SA de CV (AM) which owns the San Miguel concession of the Los Juarez property.  USAMSA has three divisions (1) the Madero smelter in Coahuila that started expanded operations in late 2012, (2) the Puerto Blanco flotation mill and oxide circuit in Guanajuato that started operating on a test basis in late 2012, and (3) mining properties that include the Los Juarez mineral deposit with concessions in Queretaro, the Wadley mining concession, and the Soyatal property and mineral deposit.

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

We estimate (but have not independently confirmed) that our present share of the domestic market and international market for antimony oxide products is approximately 4% and less than 1%, respectively.  We are the only significant U.S. producer of antimony products, while China supplies 92% of the world antimony demand.  We believe we are competitive both domestically and world-wide due to the following:

●	We have a reputation for quality products delivered on a timely basis.
●	We are a non-Chinese producer of antimony products.
●	We have two of the three operating antimony smelters in North and Central America.
●	We are the sole domestic producer of antimony products.
●	We can ship on short notice to domestic customers.
●
We are vertically integrated, with raw materials from our own mines, mills, and smelter in Mexico, along with the raw materials from exclusive supply agreements we have with numerous ore and raw material suppliers.

●	As a vertically integrated company, we will have more control over our raw material costs.

Following is a three year schedule of our antimony sales:

Schedule of Antimony Sales
	Metal		Average
Year	Contained	$	Price/Lb
2014	1,727,804	$8,132,410	$4.71
2013	1,579,182	$8,375,158	$5.30
2012	1,403,210	$8,753,449	$6.24

Concentration of Sales:

During the three years ended December 31, 2014, the following sales were made to our three largest customers:

Sales to Three		For the Year Ended
Largest Customers	December 31, 2014	December 31, 2013	December 31, 2012
Alpha Gary Corporation	$3,289,766	$3,700,945	$3,245,612
East Penn Manufacturing Inc	$720,966
General Electric		781,200	-
Kohler Corporation	2,091,565	2,654,215	2,286,938
Polymer Products Inc.	-	-	1,119,055
	$6,102,297	$7,136,360	$6,651,605
% of Total Revenues	56.65%	64.75%	55.23%

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

	USA	Rotterdam	Sales
	Average	Average	Average
Year	Price/Lb	Price/Lb	Price/Lb
2014	$4.40	$4.31	$4.71
2013	$4.73	$4.78	$5.30
2012	$5.86	$5.71	$6.24
2011	$6.97	$7.05	$7.43
2010	$3.67	$4.05	$4.34
2009	$2.37	$2.33	$2.58
2008	$2.72	$2.72	$3.09

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

Zeolite Division

We own 100% of Bear River Zeolite Company, (BRZ), an Idaho corporation that was  incorporated on June 1, 2000.  BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment.  In 2010 the royalty was adjusted to $10 per ton sold.  The current minimum annual royalty is $60,000.  In addition, BRZ has more zeolite on U.S. Bureau of Land Management land.  A company controlled by the estate of Al Dugan, a significant stockholder and, as such, an affiliate of USAC, receives a payment equal to 3% of net sales on zeolite products. William Raymond and Nancy Couse are paid a royalty that varies from $1 to $5 per ton.  On a combined basis, royalties vary from 8%-13%.   BRZ has constructed a processing plant on the property and it has improved its productive capacity. In addition to a large amount of fully depreciated equipment that has been transferred from the USAC division, we have spent approximately $3,516,000 to purchase and construct the processing plant as of December 31, 2014.

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

"Zeolite" refers to a group of industrial minerals that consist of hydrated aluminosilicates that hold cations such as calcium, sodium, ammonium, various heavy metals, and potassium in their crystal lattice.  Water is loosely held in cavities in the lattice.  BRZ zeolite is regarded as one of the best zeolites in the world due to its high CEC of approximately 180 meq/100 gr., its hardness and high clinoptilolite content, its absence of clay minerals, and its low sodium content.   BRZ's zeolite deposits’ characteristics which the mineral useful for a variety of purposes including:

●	Soil Amendment and Fertilizer. Zeolite has been successfully used to fertilize golf courses, sports fields, parks and common areas, and high value agricultural crops

●	Water Filtration. Zeolite is used for particulate, heavy metal and ammonium removal in swimming pools, municipal water systems, fisheries, fish farms, and aquariums.

●	Sewage Treatment. Zeolite is used in sewage treatment plants to remove nitrogen and as a carrier for microorganisms.

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

Antimony Processing Site

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site").  We are under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality. At December 31, 2014, we have accrued $100,000 to fulfill our environmental responsibilities.

BRZ

During 2001, we recorded a reclamation accrual for our BRZ subsidiary, based on an analysis performed by us and reviewed and approved by regulatory authorities for environmental bonding purposes.  The accrual of $7,500 represents the our estimated costs of reclaiming, in accordance with regulatory requirements, the acreage disturbed by our zeolite operations remains unchanged at December 31, 2014.

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

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2014.  We have made significant reclamation and remediation progress on all our properties over thirty years and have complied with regulatory requirements in our environmental remediation efforts.

Employees

As of December 31, 2014, we employed 27 full-time employees in Montana.  In addition, we employed 16 people at our zeolite plant in Idaho, and more than 40 employees at our mining, milling and smelting operation in Mexico.  We have more than 130 non-employee workers at our Wadley mining concession. The number of full-time employees may vary seasonally.  None of our employees are covered by any collective bargaining agreement.

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

Item 1A   Risk Factors

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

We have accruals totaling $255,190 on our balance sheet at December 31, 2014, for our environmental reclamation responsibilities and estimated asset retirement obligations. If we are not able to adequately perform these activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

Item 1B   Unresolved Staff Comments

There are no unresolved staff comments from the Securities and Exchange Commission at December 31, 2014.

Item 2 Description of Properties

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

MINE PROPERTIES
LOS JUAREZ GROUP

We hold properties that are collectively called the “Los Juarez” property, in Queretaro, as follows:

1.
San Miguel I and II are being purchased by a USAC subsidiary, Antimonio de Mexico, S. A. de C. V (AM), for $1,480,500. To date, we have paid $1,238,500 on the property, and have incurred significant permitting costs. The property consists of 40 hectares.

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
SOLIS
A S.L. POTOSI
A S. MIGUEL DE ALLENDE
CELAYA (CUOTA)
CELAYA (LIBRE)
A ACAMBARO
A MORELIA
A MEXICO
A TOLUCA
A ACULCO
A IXMIQUILPAN
A RIO VERDE
ARROYO SECO
A CD. VALLES
100°30'
100°00'
99°30'
99°00'
21°30'
21°00'
20°30'
20°00'
FUENTE: QUERETARO MAPA DE CARRETERAS S.C.T. (1991)
ESCALA
EXPLICACION
AUTOPISTA
CARRETERA FEDERAL
CARRETERA ESTATAL
CAMINOS DE TERRACERIA
VIA DE FERROCARRIL
AEROPUERTO NACIONAL
AEROPISTA

FIGURA 3. VIAS DE COMUNICACIONES

Part of the USAC Mexican property, including San Miguel I, II and part of San Juan III, was originally drilled by the Penoles Company in 1970, when antimony metal prices were high. They did not proceed with the property, due to the complex metallurgy of antimony. Subsequently, the Mexican Government did additional work and reported a deposit of mineralized material of 1,000,000 metric tons (mt) grading 1.8% antimony and 8.1 ounces of silver per metric ton (opmt) in Consejo de Recursos  Minerales (Publicacion M-4e). Such a report does not qualify as a comprehensive evaluation, such as a final or bankable feasibility study that concludes legal and technical viability, and economic feasibility.  The Securities and Exchange Commission does not recognize this report, and we claim no reserves.

CONSEJO DE RECURSOS MINERALES MONOGRAFIAS GEOLOGICO-MINERAS

ESTADO DE QUERETARO

A VIZARRON
BRECHA MINERALIZADA
BRECHA MINERALIZADA
BRECHA MINERALIZADA
Ki
EXPLICACION
BRECHA SILICIFICADA Y MINERALIZADA
CALIZA SILICIFICADA
CALIZA EL DOCTOR
CONTACTO GEOLOGICO
RUMBO Y ECHADO
OBRA MINERA
TAJO
POZO DE PROSPECCION
ZANJA
CAMINO DE TERRACERIA
FUENTE CONSEJO DE RECURSOS MINERALES
ESCALA

FIGURA 34. AREA MINERALIZADA COAHUILA

The mineralized zone is a classic jasperoid-type deposit in the Cretaceous El Doctor Limestone. The mineralization is confined to silicified jasperiod pipes intruded upwards in limestone. The zone strikes north 70 degrees west. The dimension of the deposit is still conjectural. However, the strike length of the jasperoid is more than 3,500 meters.

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

SOYATAL MINING DISTRICT, PINAL DE AMOLES, QUERETARO, MEXICO

In prior years, USAC, through USAMSA, had a supply agreement with Pinar de Amores S. A. de C. V. (Pinar) on four concessions in the Soyatal Mining District in the State of Queretaro, totaling 283 hectares. The concessions are the Chihuahua and the three Fox-1s. Part of this supply agreement was an option to purchase the properties for $1,500,000 in total payments.  At December 31, 2012, we signed a revised agreement to exercise our option to purchase the mine properties, and we recorded the transaction in our general ledger and reported it in our financial statements for the year ended December 31, 2013.  The basic agreement is that we will pay $1,500,000 in total payments for the property, payable at the rate of $200,000 per year through January 2, 2020, with a final payment of $100,000 due on January 2, 2021.  During the year ended 2013 and prior, we made advance payments to Pinar for direct shipping rock and mine improvements.  At December 31, 2013, we calculated that we had over advanced Pinar (due to recovery) on a metal contained basis by $420,411. This amount will be applied to the annual payments due at the rate of $100,000 per year until used.

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

Mr. White remarks p. 84 and 85, “In the Soyatal Mines, as in practically all antimony mines, it is difficult to estimate the reserves, for the following reasons:
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

Minimal ore, primarily through hand mining and sorting methods, has continued at the Soyatal properties since 1943.  We do not claim any reserves at Soyatal as defined by the SEC.

USAMSA PUERTO BLANCO FLOTATION MILL, GUANAJUATO, MEXICO

During the fourth quarter of 2014, cleaner flotation machines were added the flotation mill at San Luis de la Paz (Puerto Blanco), Guanajuato, Mexico. All of the permits to construct and operate the plant have been obtained. The flotation plant has a capacity of 140 metric tons per day. It includes a 30” x 42” jaw crusher, a 4’x 8’ double- deck screen, a 36” cone crusher, an 8’x 36” Harding type ball mill, and eight No. 24 Denver sub A type flotation machines, an 8’ disc filter, front end loaders, tools and other equipment. The flotation circuit is used for the processing of rock from Los Juarez, Guadalupe, and other properties.  We are in the process of installing a 400 to 450 metric tons per day flotation mill that will be dedicated to processing ore from our Los Juarez property. The crushing equipment currently in place is adequate for both flotation mills. 2014, less than 10% of the mill’s capacity was utilized. An oxide circuit was added to the plant in 2013 and 2014 to mill oxide ores from Soyatal and other properties. It includes a vertical shaft impactor, 3 ore bins, 8 conveyors, a 4’ x 6’ high frequency screen, jig, 8 standard concentrating tables, 5 pumps, sand screw and two buildings. The capacity of the oxide circuit is 50 tons per day.

USAMSA MADERO SMELTER, ESTACION MADERO, PARRAS DE LA FUENTE, COAHUILA, MEXICO.

USAC, through its wholly owned subsidiary, USAMSA, owns and operates a smelting facility at Estacion Madero, in the Municipio of Parras de la Fuente, Coahuila, Mexico. The property includes 13.48 hectares. Twelve furnaces were operating by the end of 2014. Other equipment includes cooling ducting, dust collectors, scrubber, laboratory, warehouse, slag vault, stack, jaw crusher, screen, hammer mill, and a 3.5’ x 8’ rod mill. The plant has a feed capacity of five to six metric tons of direct shipping ore or concentrates per day, depending on the quality of the feedstock.  If the feedstock is in the mid-range of 45% antimony, the smelter could produce approximately 1.8 MM lbs of contained antimony annually. Concentrates from our flotation plant, and hand-sorted ore from Mexico sources and other areas, are being processed. The Madero production is shipped to our Montana plant to produce finished Antimony products and other derivative by-products. Access to the plant is by road and railroad. Set forth below are location maps:

ZEOLITE DIVISION

Location

This property is located in the southeast corner of Idaho, approximately seven miles east of Preston, Idaho, 34 miles north of Logan, Utah, 79 miles south of Pocatello, Idaho, and 100 miles north of Salt Lake City, Utah.

The mine is located in the N ½ of section 10 and the W ½ of section 2, section 3, and the E ½ section 4, Township 15, Range 40 East of the Boise Meridian, Franklin County, Idaho. The plant and the initial pit are located on the Webster Farm, L.L.C., which is private land.

Transportation

The property is accessed by seven miles of paved road and about l mile of gravel road from Preston, Idaho. Preston is near the major north-south Interstate Highway 15 to Salt Lake City or Pocatello.

Several Union Pacific rail sidings may be available to the mine. Bonida is approximately 25 miles west of the mine and includes acreage out of town where bulk rock could be stored, possibly in existing silos or on the ground. Three-phase power is installed at this abandoned site.  Finished goods can also be shipped from the Franklin County Grain Growers feed mill in the town of Preston on the Union Pacific Railroad.

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

Haulage is over approximately 4,000 foot of road on an uphill grade of 2.5% to the mill. On higher benches, the grade will eventually be downhill. Caterpillar 769 B rock trucks are being used. They haul 18 to 20 tons per load, and the cycle time is about 30 minutes.

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

Item 3   Legal Proceedings

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

Item 4   Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report.

PART II

Item 5   Market for Common Equity and Related Stockholder Matters

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

2014	High	Low
First Quarter	$2.14	$1.67
Second Quarter	2.17	1.41
Third Quarter	1.76	1.15
Fourth Quarter	1.35	0.60

2013	High	Low
First Quarter	$2.34	$1.64
Second Quarter	1.92	0.96
Third Quarter	1.73	0.90
Fourth Quarter	2.19	1.24

2012	High	Low
First Quarter	$3.98	$2.06
Second Quarter	4.95	2.70
Third Quarter	4.25	1.93
Fourth Quarter	2.42	1.36

The approximate number of holders of record of our common stock at March 16, 2015, is 2,500.

We have not declared or paid any dividends to our stockholders during the last five years and do not anticipate paying dividends on our common stock in the foreseeable future.  Instead, we expect to retain earnings for the operation and expansion of our business.

Item 6             Selected Financial Data

December 31,	2014	2013	2012	2011
Balance Sheet Data:
Current assets	$2,303,669	$1,910,564	$3,103,128	$2,963,570
Property, plant, and equipment-net	13,511,803	12,395,645	9,508,975	6,047,004
Restricted cash	75,754	75,501	75,251	74,777
Other assets	653,805	509,281	688,123	54,766
Total assets	$16,545,031	$14,890,991	$13,375,477	$9,140,117

Current liabilities	$2,292,640	$2,479,341	$1,622,641	$1,742,022
Long-term debt, net of current portion	715,328	1,002,215	157,466	158,218
Hillgrove advances payable	161,339
Stock payable to directors for services	125,000	150,000	-	230,004
Asset retirment obligations and accrued reclamation costs	255,190	257,580	249,540	241,500
Total liabilities	3,549,497	3,889,136	2,029,647	2,371,744
Shareholders' equity	12,995,534	11,001,855	11,345,830	6,768,373
Total liabilities and
shareholders' equity	$16,545,031	$14,890,991	$13,375,477	$9,140,117

Income Statement Data:
Revenues	$10,772,192	$11,020,829	$12,042,702	$13,118,090

Cost of revenues	11,111,533	11,061,799	11,007,802	11,443,892
Operating expenses	1,213,548	1,297,201	1,353,587	782,667
Other (income) expense	42,566	73,548	72,742	149,001
Total expenses	12,367,647	12,432,548	12,434,131	12,375,560

Income (loss) before income taxes	(1,595,455)	(1,411,719)	(391,429)	742,530
Income tax benefit (expense)	-	(229,451)	(167,107)	(105,610)
Net income (loss)	$(1,595,455)	$(1,641,170)	$(558,536)	$636,920

Per Share Data:
Net income (loss) per share:
Basic	$(0.03)	$(0.03)	$(0.01)	$0.01
Diluted	$(0.03)	$(0.03)	$(0.01)	$0.01
Weighted average shares outstanding:
Basic	64,605,253	62,281,449	61,235,365	58,855,348
Diluted	64,605,253	62,881,449	61,235,365	59,381,175

Item 7             Management's Discussion and Analysis or Plan of Operations

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

Results of Operations by Division
Antimony - Combined USA
and Mexico	2014	2013	2012
Lbs of Antimony Metal USA	1,141,436	931,789	1,031,164
Lbs of Antimony Metal Mexico:	586,368	647,393	372,046
Total Lbs of Antimony Metal Sold	1,727,804	1,579,182	1,403,210
Average Sales Price/Lb Metal	$4.71	$5.30	$6.24
Net income (loss)/Lb Metal	$(1.11)	$(1.30)	$(0.62)

Gross antimony revenue - net of discount	$8,132,410	$8,375,158	$8,753,449
Precious metals revenue	461,083	369,706	647,554
Production costs - USA	(4,864,603)	(4,592,019)	(5,665,806)
Product cost - Mexico	(2,609,338)	(2,614,860)	(1,677,927)
Direct sales and freight	(295,334)	(285,274)	(279,694)
General and administrative - operating	(288,602)	(275,312)	(353,656)
Excess Mexico production costs	(688,619)	(1,095,839)	(678,053)
General and administrative - non-operating	(1,234,597)	(1,325,902)	(1,193,583)
Non-operating gains	14,530	73,551
Net interest	6,496	(346)	6,059
EBITDA	(1,366,574)	(1,371,137)	(441,657)
Income taxes		(229,451)	(167,107)
Depreciation & amortization	(559,552)	(448,036)	(263,214)
Net income (Loss) - antimony	$(1,926,126)	$(2,048,624)	$(871,978)

Zeolite	2014	2013	2012
Tons sold	11,079	11,182	12,189
Average Sales Price/Ton	$195.83	$196.96	$216.73
Net income (Loss)/Ton	$29.85	$36.44	$25.72

Gross zeolite revenue	$2,169,619	$2,202,414	$2,641,699
Production costs	(1,109,386)	(1,096,731)	(1,618,816)
Direct sales and freight	(170,964)	(162,143)	(169,346)
Royalties	(222,054)	(211,095)	(234,343)
General and administrative - operating	(81,852)	(62,133)	(47,456)
General and administrative - non-operating	(63,765)	(44,242)	(47,819)
Gain on sale of equipment	30,000
Net interest	303	(260)	(701)
EBITDA	551,901	625,810	523,218
Depreciation	(221,230)	(218,356)	(209,776)
Net income - Zeolite	$330,671	$407,454	$313,442

Company-wide	2014	2013	2012
Gross revenue	$10,763,112	$10,947,278	$12,042,702
Production costs	(8,583,327)	(8,303,610)	(8,962,549)
Other operating costs	(1,747,425)	(2,091,796)	(1,762,548)
General and administrative - non-operating	(1,298,362)	(1,370,144)	(1,241,402)
Non-operating gains	44,530	73,551
Net interest	6,799	(606)	5,358
EBITDA	(814,673)	(745,327)	81,561
Income tax benefit (expense)		(229,451)	(167,107)
Depreciation & amortization	(780,782)	(666,392)	(472,990)
Net income (Loss)	$(1,595,455)	$(1,641,170)	$(558,536)

Excess Mexico production costs

During the three year period ending December 31, 2014, we incurred excess production costs at our Mexico operations.  At the beginning of each year, management determined a standard, or expected, cost to produce antimony products for shipment to Montana for further processing. For 2014, 2013, and 2012, the standard costs per pound was $4.45, $4.04, and $4.51, respectively.  The production costs above the standard costs were calculated and reported in the above schedule of results of operations by division as “excess Mexico production costs”, which were $688,619, $1,095,839, and 678,053 in 2014, 2013, and 2012, respectively. The excess Mexico production costs are primarily due to holding costs from inactivity at the Los Juarez mine and the Puerto Blanco mill, and the loss of production at the Madero smelter from metalurgical testing and experimenting with various production methods and formulas.

Overview

Our cost of production was elevated for the years ended December 31, 2013 and 2014, because we were starting a major mining and production facility in Mexico.  The same workers responsible for production were also a significant part of building and testing the manufacturing plants and equipment at Puerto Blanco and Madero, Mexico, which resulted in costs that won’t be incurred when construction and testing is complete.  To a lesser degree, we incurred similar costs at our plant in Thompson Falls, Montana.  In Mexico, there will still be some overlapping costs in the first six months of 2015 because the smelter is in the process of a major expansion in its physical plant.  The production from Mexico should be significantly greater for 2015 than 2014 once the plant expansion is complete.

The non-cash expense items totaled $908,172 for 2014 and included $780,782 for depreciation and amortization, $(2,390) for accretion, and $125,000 for director compensation.

The non-cash expense items totaled $1,076,229 for 2013 and included $688,738 for depreciation and amortization, $8,040 for accretion, $150,000 for director compensation, and $229,451 for an increase in the valuation allowance for deferred income taxes.

We are producing and buying raw materials, which will allow us to ensure a steady flow of products for sale.  Our smelter at Madero, Mexico, was producing a significant portion of our raw materials in 2014.  We will still purchase raw materials from suppliers for our smelter in Montana.

Lbs of Antimony
Mexico Prodution Activity:	Metal Contained
Direct Shipping Ore (DSO)
Wadley property	425,200
Guadalupana area	101,261
Miscellaneous mines	122,944
Concentrate from Mill
Guadalupe	48,158
Soyatal	30,450
Total Lbs delivered to Madero	728,013

We have completed installation of a natural gas pipeline to replace propane as the fuel used in our Mexico smelter.  The pipeline was finished in the fourth quarter of 2014.  We expect the pipeline will reduce our smelter fuel cost by approximately 75%.  Our smelter fuel cost (propane) in Mexico was approximately $700,000 for 2013 and $690,000 using 8 furnaces for the first nine months of 2014.  Our natural gas cost was approximately $125,000 using 12 furnaces for the fourth quarter of 2014.

We are proceeding with the installation of a 400 - 500 ton per day flotation mill that we expect to cost between $400,000 and $500,000 to install.  The concrete work for the mill has been completed, and work will be ongoing as we generate cash from operations. This mill will be dedicated to processing ore from the Los Juarez mining property.  We are in a waiting period for approval of permits necessary to process the Los Juarez ore.  We have adequate crushing capacity in place to feed the 500 ton per day mill and the existing mill.

When approved, the restart of production from Los Juarez will create a significant increase in our precious metals revenue for 2015 and years forward.

Our principal smelter, precious metals recovery operation, and our Company headquarters remain in Montana.  With increased production, we expect to widen our base of customers.

Results of Operations

Comparison of Years ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Antimony Division - United States:
Revenues - Antimony (net of discount)	$8,132,410	$8,375,158	$8,745,321
Revenues - Other	9,080	73,551	$8,128
Revenues - Precious metals	461,083	369,706	647,554
	8,602,573	8,818,415	9,401,003
Domestic cost of sales:
Production costs	4,864,603	4,592,019	5,665,806
Depreciation	63,787	61,574	40,979
Freight and delivery	243,606	227,179	218,563
General and administrative	288,602	275,313	370,838
Direct sales expense	51,726	58,095	61,131
Total domestic antimony cost of sales	5,512,324	5,214,180	6,357,317

Cost of sales - Mexico
Production costs	2,609,338	2,614,860	1,677,927
Depreciation and amortization	495,765	386,462	222,235
Freight and delivery	122,035	52,628	111,652
Reclamation accrual	4,839	8,040	8,040
Land lease expense	407,493	202,364	27,720
Mexico non-production costs	22,553	644,993	174,852
General and administrative	131,700	187,814	148,321
Total Mexico antimony cost of sales	3,793,723	4,097,161	2,370,747

Total revenues - antimony	8,602,573	8,818,415	9,401,003
Total cost of sales - antimony	9,306,047	9,311,341	8,728,064
Total gross profit (loss) - antimony	(703,474)	(492,926)	672,939

Zeolite Division:
Revenues	2,169,619	2,202,414	2,641,699
Cost of sales:
Production costs	1,109,386	1,096,731	1,618,816
Depreciation	221,230	218,356	209,776
Freight and delivery	87,355	83,618	93,260
General and administrative	81,852	62,133	47,457
Royalties	222,054	211,095	234,343
Direct sales expense	83,609	78,525	76,086
Total cost of sales	1,805,486	1,750,458	2,279,738
Gross profit - zeolite	364,133	451,956	361,961

Total revenues - combined	10,772,192	11,020,829	12,042,702
Total cost of sales - combined	11,111,533	11,061,799	11,007,802
Total gross profit (loss) - combined	$(339,341)	$(40,970)	$1,034,900

●
 During the three year period ended December 31, 2014, the most significant event affecting our financial performance was the decrease in the price of antimony (see table page 6).  During the year ended December 31, 2014, the most significant event was an agreement to process antimony concentrate for Hillgrove LTD of Australia.  The expansion of production at our Mexico operations caused our reported operating costs to be elevated when compared to years when we were not initiating the start-up of new production facilities. The Mexican production of antimony (metal contained) and sold was 586,368 pounds during 2014 compared to 647,393 pounds for 2013, a decrease of 9.4%.  2013 and 2014 are regarded as “start- up years” during which the holding costs, permitting, and metallurgical research was categorized as a “non-production” operating expense. During both years, Los Juarez concentrate was not produced and Soyatal oxide ore was in a research phase at the Puerto Blanco oxide circuit. Guadalupe shipped dump material while they obtained an explosives license and prepared the underground for mining higher grade rock.  The Puerto Blanco mill circuits were utilized less than 10% of their capacity.  Going forward, the increased supply of raw material from Mexico and the metal prices for both antimony and precious metals will be the most significant factors influencing our operations.  The following are highlights of the significant changes during 2014 and the three year period then ended:

a.
Our sales of antimony for 2014 increased by approximately 149,000 lbs from 2013. Our revenues from antimony decreased in 2013 by approximately $378,000 (4%) from 2012 primarily due to a decrease in the price of antimony metal. Revenues from antimony sales in 2014 were approximately $243,000 (3%) smaller than 2013 due to a decrease in the price of antimony.  The average sale price for antimony contained in all products declined from $6.24 in 2012 to $5.30 in 2013, a decrease of $0.94 (17.7%), and from $5.30 to $4.71 in 2014, a decrease of $0.59 (11.1%).

b.
The metallurgical problem with the Los Juarez feed has been solved, and mining, milling, and smelting will resume when the necessary permits are obtained. This will put the Puerto Blanco mill in operation. During 2013 and 2014, the Puerto Blanco mill was operating at less than 10% of capacity.

c.
The Soyatal oxide ore recovery problem has been solved, and high grade oxide concentrates are being produced. Oxide mineralized rock from dumps will be mined and underground development will be started.

d.	Explosives were permitted at Guadalupe in 2014, and underground development has started. A lack of capital by the operator has hampered production.

●	Assuming that Guadalupe and Los Juarez feed are going to the Puerto Blanco mill, the 500 ton per day mill that is estimated at 40% of completion will need to be completed.

●
If the Mexican “non-production” holding expenses for properties that are being developed are excluded, the cost of production of 1,780,134 pounds of contained metal was $4.10 per pound for 2013 and $4.45 for 2014. The average sale price during 2013 and 2014 was $5.30 and $4.71 per pound, respectively.

●
Our cost of goods sold for antimony decreased by approximately $5,000 for 2014 even though our production increased, and our cost of goods sold for 2013 increased by approximately $583,000 from 2012 primarily due to an increase in raw material costs and start-up costs in Mexico. For the three years ending December 31, 2014, costs of goods sold include operating and non-operating production costs from Mexico operations.  As production increased in Mexico, we saw an increase in our smelter costs through the third quarter of 2014 due to the high cost of propane in Mexico. Our switch to natural gas as a fuel for our smelter at Madero in the fourth quarter of 2014 has provided a significant improvement in our Mexico operating costs. In addition to the cost of propane, the cost of goods sold during all years has been impacted by an increase in the cost of operating supplies, such as fuel, trucking, insurance, refractory costs, and steel.

●
Our volume of zeolite sold was down less than 1% in 2014, from 11,182 tons in 2013 to 11,079 tons in 2014, and by approximately 8% in 2013, from 12,189 tons in 2012 to 11,182 tons in 2013. Total revenue decreased by approximately $33,000 in 2014 and approximately $439,000 in 2013.  In 2012, we sold more products with additives, which are higher priced, than we did in 2013.  Our cost of goods sold increased by approximately $44,500 for 2014, and decreased by approximately $522,000 for 2013 from 2012, primarily because we had a decrease in the volume of product sold in 2013, and because we did not pre-purchase as many supplies.  We inventoried the cost of additives, drying, blending, and overall operating costs for a special product mix prepared in advance for winter sales in 2013 and 2014.

●
General and administrative costs, as reported in our statement of operations, include fees paid to directors through stock based compensation. In 2014, 2013 and 2012, we incurred $40,000, $40,000 and $88,000, respectively, in fees to the NYSE MKT that were included in general and administrative expenses.  General and administrative costs for 2014, 2013 and 2012 include general and administrative costs related to commencement of production at our facilities in Mexico.  The combined general and administrative costs were 5.8%, 6.7%, and 6.7% of sales for 2014, 2013 and 2012, respectively.

●
The decrease in professional fees for 2014 and 2013 (approximately $17,000 and $34,000, respectively) was primarily due to decreased costs related to our audits and financial statement preparation. The increase in professional fees for 2012 from 2011, (approximately $52,500) was primarily due to increased costs related to our audits and financial statement preparation during the year we became listed on the NYSE MKT.

Factoring costs decreased in 2014, and were similar in 2013 to 2012. Factoring costs decreased in 2014 by approximately $22,000 as we were able to reduce our collection time for accounts receivable.  The discounts we gave for early payments increased by approximately $42,100 in 2013 from 2012.

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

Subsidiaries

The Company has a 100% investment in two subsidiaries in Mexico, USAMSA and AM, whose carrying value was assessed at December 31, 2014, 2013, and 2012, for impairment.  Management’s assessment of the subsidiaries’ fair value was based on their future benefit to us.

Financial Condition and Liquidity
	2014	2013	2012
Current Assets	$2,303,669	$1,910,564	$3,103,128
Current liabilities	(2,292,640)	(2,479,341)	(1,622,641)
Net Working Capital	$11,029	$(568,777)	$1,480,487

Cash provided (used) by operations	$(1,036,375)	$234,820	$526,419
Cash used for capital outlay	(1,826,553)	(2,733,762)	(3,513,901)
Cash provided (used) by financing:
Net proceeds from Hillgrove advances	198,571	-	-
Proceeds from notes payable to bank	-	138,520	-
Payments on notes to bank	(138,520)
Payments on long-term debt	(129,530)	(273,405)	(464,936)
Proceeds from long-term debt	130,000	352,000	-
Sale of Stock	3,070,134	1,147,194	4,624,763
Other	(164,387)	154,165	(176,961)
Net change in cash	$103,340	$(980,468)	$995,384

Our net working capital increased for the year ended December 31, 2014, from a negative amount of $568,777 at the beginning of the year to a positive amount of $11,029 at the end of 2014.  Our current assets increased primarily due to an increase in our inventories in Montana and in Mexico.  The capital improvements were mainly financed by the sale of stock.

Our net working capital decreased for the year ended December 31, 2013, from a positive amount of $1,480,487 at the beginning of the year to a negative amount of $568,777 at the end of 2013.  During 2013, our current assets decreased and our current liabilities increased primarily due to expenditures for capital improvements in Mexico.  The capital improvements in 2013 were mainly financed by the sale of stock and an increase in current liabilities. Our financial condition and liquidity improved for the year ended December 31, 2012.  This was due to an increase in our cash provided by operations and the sale of stock each year.  We used most of our resources from operating cash flows and the sale of stock to expand and improve our mine, mill, and smelter production facilities in Mexico.  Over the three year period, we raised approximately $8,842,000 from issuing stock, and we used approximately $9,162,000, including $1,779,000 of assets purchased with debt, for capital improvements in Mexico ($8,072,000), Montana ($466,000), and at the Bear River Zeolite plant ($629,000).  In Mexico, we completed the final installation of the crusher, ball mill and flotation circuit, four additional furnaces at Madero, started the installation of a 500 ton per day ball mill, and paid for final construction of a natural gas pipeline.

During the year ending December 31, 2015, we are planning to finance our improvements with operating cash flow. Our 2015 improvements are expected to include installation of more furnaces at both the Madero smelter and the Thompson Falls smelter, building an expanded smelter and warehouse building at Thompson Falls, and completing the installation of a 400 - 500 ton per day flotation mill at Puerto Blanco.

In 2014, cash used by operations was primarily due to our net loss of approximately $1.595 million and an increase of approximately $534,000 in our inventories and other assets.  We had cash provided of approximately $1.226 million from non-cash expenses (depreciation and amortization), stock issued for expenses, decrease in accounts receivable, an increase in accounts payable, and cash advanced from Hillgrove mines.

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

Our stockholders’ equity section makes note that we have a liquidation preference of $5,835,727 for our preferred stock.  This consists of a liquidation payment of $5,281,519 due if we liquidate our company or sell substantially all our assets, and $554,208 of undeclared dividends.  The Board of Directors’ does not intend to declare dividends on preferred stock as due and payable at any time in the near future.  We do not feel that the liquidation preference and undeclared dividends related to our preferred stock will be an impediment to raising capital in the future by issuing additional shares of common stock, and are not going to affect our liquidity.

Item 7A   Quantitative and Qualitative Disclosures about Market Risk

We sell our antimony products based on a world market price.  Our earnings and cash flow are significantly affected by changes in the price of antimony.  The price of antimony can fluctuate widely and is influenced by numerous factors such as demand, production levels, and world political and economic events.  During the past seven years, the price of antimony metal has ranged from a low of $2.72 per pound to a high of $6.97 per pound.  Analysis of our costs indicate that, for the year ended December 31, 2014, raw material costs were approximately 50% of our cost of revenues (cost of goods sold).  Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production.  During the year ended December 31, 2014, a $2 per pound decrease in our sales price would have likely caused our gross profit to decrease by $1 per pound.  As we produce more of our raw material from our Mexico operations and our raw material cost becomes less affected by world prices, a decrease in our sales price will have a smaller impact on our cost of revenues.

Item 7B   Critical Accounting Estimates

We have, besides our estimates of the amount of depreciation on our assets, two critical accounting estimates.  The value of our unprocessed ore in inventory is assessed on assays taken at the time the ore is delivered, and may vary when the ore is processed and final settlement is made.  Also, the asset recovery obligation on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations, and may differ when we cease operations.

●
The value of unprocessed purchased ore in our inventory at the Wadley mining concession and Puerto Blanco mill is based on assays taken at the time the ore is delivered, and may vary when the ore is processed and final settlement is made.  We assay the purchased ore to estimate the amount of antimony contained per metric ton, and then make a payment based on the Rotterdam price of antimony and the % of antimony contained.  Our payment scale incorporates a penalty for ore with a low percentage of antimony.  It is reasonably likely that the initial assay will differ from the amount of metal recovered from a given lot.  If the initial assay of a lot of ore on hand at the end of a reporting period were different, it would cause a change in our reported inventory and accounts payable amounts, but would not change our reported cost of goods sold or net income amounts.  At December 31, 2014, if we had overestimated the per cent of antimony in our total inventory of purchased ore by 2.5%, (a 10% correction to the amount of antimony metal contained if we assayed 25.0% antimony per metric ton), the amount of our inventory and accounts payable would be smaller by approximately $47,000.  Our net income would not be affected.  Direct shipping ore (DSO) purchased at our Madero smelter is paid for at a fixed amount at the time of delivery and assaying, and is not subject to accounting estimates. The amount of the accounting estimate for purchased ore at our Puerto Blanco mill is in a constant state of change because the amount of purchased ore and the per cent of metal contained are constantly changing.  Due to the amount of ore on hand at the end of a reporting period, as compared to the amount of total assets, liabilities, equity, and the ore processed during a reporting period, any change in the amount of estimated metal contained would likely not result in a material change to our financial condition.

●
The asset recovery obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations, and may differ when we cease operations.  At December 31, 2011, we made an estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations would be $134,000.  For purposes of the estimate, we used a probable life of 20 years and costs that, initially, are comparable to rates that we would incur at the present.  We are adding to (an accretion of 6%) the liability each year, and amortizing the asset over 20 years ($6,700 annually), which decreases our net income in total each year (by $11,539 for 2014).  We will make periodic reviews of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and adjust our account balances accordingly.  At this time, we think that an adjustment in our asset recovery obligation is not required, and an adjustment in future periods would not have a material impact in the year of adjustment, but would change the amount of the annual accretion and amortization costs charged to our expenses by an undetermined amount.

Item 8   Financial Statements

The consolidated financial statements of the registrant are included herein on pages F1-F22.

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A   Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Financial Officer conducted an evaluation of the effectiveness of USAC’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014.  Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting (described below) and, as a result of those weaknesses, our disclosure controls and procedures were  ineffective as of December 31, 2014.

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

The management of USAC has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of December 31, 2014.   These weaknesses are as follows:

•  Inadequate design of internal control over the preparation of the financial statements and financial reporting processes;

•  Inadequate monitoring of internal controls over significant accounts and processes including controls associated with domestic and Mexican subsidiary operations and the period-end financial reporting process; and

•  The absence of proper segregation of duties within significant processes and ineffective controls over management oversight, including antifraud programs and controls.

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

Because these material weaknesses exist, management has concluded that our internal control over financial reporting as of December 31, 2014, is ineffective.

Our internal control over financial reporting as of December 31, 2014, has been audited by DeCoria, Maichel & Teague, P.S., an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting for the year ended December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of United States Antimony Corporation:

We have audited United States Antimony Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission  (COSO). United States Antimony Corporation’s management is responsible for maintaining effective internal control over financial reporting and for assessing of the effectiveness of internal control over financial reporting, included in Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

●
Inadequate monitoring of internal controls over significant accounts and processes including controls associated with domestic and Mexican subsidiary operations and the period-end financial reporting process; and

●	The absence of proper segregation of duties within significant processes and ineffective controls over management oversight, including antifraud programs and controls.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 12, 2015, on those financial statements.

In our opinion, United States Antimony Corporation did not maintain effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United States Antimony Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 12, 2015, expressed an unqualified opinion thereon.

/s/: DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
March 12, 2015

Item 9b   Other Information

We file the following reports with the Securities and Exchange Commission, or SEC:
●	Form 10K Annual Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934
●	Form 10Q Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934
●	Form 8K Current Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

The public may read and copy any materials that we file with SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, Dc 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We file electronically with the SEC.  The SEC maintains an internet site (http:/www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Our internet address is www.usantimony.com Our annual report on Form 10K, quarterly report on Form 10Q, current reports on Form 8K, and any amendments to these reports is available, free of charge, as soon as practicable after such material is electronically filed with the SEC.

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

On January24, 2014, as reported on SEC Form 8K, the Company accepted the resignation of Bernard J. Guarnera, from the Board of Directors.

On June 28, 2014, the Company issued Mr. and Mrs. Robert Detwiler, stockholders of the Company, 100,000 shares of the Company’s common stock in exchange for two notes receivable totaling $120,000. The notes receivable were renewed and mature on December 28, 2015, and bear interest at five percent.

On March 13, 2014, the Company issued Herbert Denton, the Company investor relations consultant, 25,000 shares of the Company’s common stock in exchange for a notes receivable of $30,000. Mr. Denton’s note bears interest of six percent and is due in monthly payments of $2,000.

In 2014, the Company sold, and issued in connection with the exercise of warrants, an aggregate of 2,400,071, shares, of its unregistered common stock to existing stockholders and other parties for $3,070,134.

During the year ended December 31, 2014, Mr. and Mrs. Robert Detwiler along with two other shareholders loaned the Company $330,000.  The Company issued 235,717 shares of its commons stock in satisfaction of these notes during the year ended December 31, 2014.  The terms of the share payment were identical to those offered other investors that purchased common stock during the time of the issuance.

PART III

Item 10 Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Identification of directors and executive officers at December 31, 2014, is as follows:

Name	Age	Affiliation	Expiration of Term

John C. Lawrence	76	Chairman, President, Director	Annual meeting

John C. Gustavsen	66	First Vice-President	Annual meeting

Russell C. Lawrence	46	Second Vice-President	Annual meeting

Matthew Keane	59	Third Vice-President	Annual meeting

Daniel L. Parks	66	Chief Financial Officer	Annual meeting

Alicia Hill	33	Secretary, Controller and Treasurer	Annual meeting

Gary D. Babbitt	69	Director	Annual meeting

Whitney Ferer	56	Director	Annual meeting

Hart W. Baitis	65	Director	Annual meeting

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

Board Meetings and Committees   Our Board of Directors held four (4) regular meetings during the 2014 calendar year.  Each incumbent director attended all of the meetings held during the 2014 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member.

Our Board of Directors established an Audit Committee on December 10, 2011. It consists of three members, Gary Babbitt (Chairman), Whitney Ferer, and Hart Baitis.  None of the Audit Committee members are involved in our day-to-day financial management.  Hart Baitis is considered a financial expert.

During 2011, the Board also established a Compensation Committee and a Nominating Committee.

Board Member Compensation   Following is a summary of fees, cash payments, stock awards, and other reimbursements to Directors during the year ended December 31, 2014:

Directors Compensation

Name and Principal Position	Fees Earned or paid in Cash	Stock Awards	Total Fees, Awards, and Other Compensation
John C. Lawrence, Chairman		$25,000	$25,000
Gary D. Babbitt, Director	$36,000	$25,000	$61,000
Russell Lawrence, Director		$25,000	$25,000
Hartmut Baitis, Director		$25,000	$25,000
Whitney Ferer, Director		$25,000	$25,000
Totals	$36,000	$125,000	$161,000

Section 16(a) Beneficial Ownership Reporting Compliance   Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and the holders of 10% or more of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of our common stock are required by the regulation to furnish us with copies of all Section 16(a) forms they have filed. Based solely on our review of copies of Forms 3, 4 and 5 furnished to us, Mr. John Lawrence, Mr. Baitis, Mr. Babbitt, Mr. Ferer, and Mr. Russell Lawrence did not file timely Forms 3, 4 or Form 5 reports during 2014, 2013, or 2012.

Code of Ethics
The Company has adopted a Code of Ethics that applies to the Company's executive officers and its directors.  The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at: United States Antimony Corporation, P.O. Box 643, Thompson Falls, MT 59873.

Item 11   Executive Compensation

Summary Compensation Table
The Securities and Exchange Commission requires the following table setting forth the compensation paid by USAC to its principal executive officer for fiscal years ended December 31, 2014, 2013, and 2012

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Total
John C. Lawrence, President and Chief Executive Officer	2014	$141,000	N/A	$25,000	$171,538
	2013	126,000		25,000	156,538
	2012	126,000		25,000	156,538

John C. Gustaven, Executive Vice President	2014	$100,000	N/A		$100,000
	2013	100,000			100,000
	2012	100,000			100,000

Russell Lawrence, Vice President for Latin America	2014	$105,000	N/A	$25,000	$130,000
	2013	100,000		25,000	125,000
	2012	100,000		25,000	125,000
.
(2)	These figures represent the fair values, as of the date of issuance, of the annual director's fee payable to Mr. Lawrence in the form of shares of USAC's common stock.

Compensation for all executive officers, except for the President/CEO position, is recommended to the compensation committee of the Board of Directors by the President/CEO.  The compensation committee makes the recommendation for the compensation of the President/CEO.  The compensation committee has identified a peer group of mining companies to aid in reviewing the President’s compensation recommendations for executives, and for reviewing the compensation of the President/CEO.  The full Board approves the compensation amounts recommended by the compensation committee. Currently, the executive managements’ compensation only includes base salary and health insurance.  The Company does not have annual performance based salary increases, long term performance based cash incentives, deferred compensation, retirement benefits, or disability benefits.  For the year ended December 31,2014, The Chief Executive Officer (CEO) received an increase in base compensation of $15,000 annually.  The Board of Directors determined that the CEO’s compensation for the prior years was substantially less than that of Chief Executive Officers for similar companies, and that a raise was appropriate to compensate the CEO for management of a Company with the complexities of United States Antimony Corporation.

Two executive officers, the President/CEO and the Vice-President for the Latin American operations, receive restricted stock awards for their services as Board members.

The following table sets forth information concerning the outstanding equity awards at December 31, 2014, held by our principal executive officer.  There were not any other outstanding equity awards or plan based awards to officers or directors as of December 31, 2014.

Outstanding Equity Awards at
Fiscal Year End
	Number of Securities Underlying Unexercised Options		Number of Securities	Average	Option
	Exercisable	Unexercisable	Underlying Unexercised	Exercise	Exercise
Name	#	#	Unearned Options	Price	Dates
John C. Lawrence	250,000	0	0	$0.25	None
(Chairman of the Board Of
Directors and Chief Executive
Officer)

Item 12   Security Ownership of Certain Beneficial Owners and Management

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

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Percent of all Voting Stock
Common Stock	Cardinal capital Management LLC Four Greenwich Office Park Greenwich CT 06831	4,008,694	6.07%	5.91%
Common Stock	Reed Family Limited Partnership 328 Adams Street Milton, MA 02186	4,018,335	6.09%	5.92%
Common Stock	The Dugan Family c/o A.W.Dugan 1415 Louisana Street, Suite 3100 Houston, TX 77002	6,362,927(3)	9.64%	9.38%
Series B Preferred	Excel Mineral Company P.O. Box 3800 Santa Barbara, CA 93130	750,000(5)	100.00%	N/A
Series C Preferred	Richard A. Woods 59 Penn Circle West Penn Plaza Apts. Pittsburgh, PA 15206	48,305(4)	27.10%	*
Series C Preferred	Dr. Warren A. Evans 69 Ponfret Landing Road Brooklyn, CT 06234	32,203(4)	18.10%	*
Series C Preferred	Edward Robinson 1007 Spruce Street, 1st floor Philadelphia, PA 19107	32,203(4)	18.10%	*
Series C Preferred	All Series C Preferred Shareholders as a Group	177,904(4)	100.00%	*
Common Stock	John C. Lawrence Russell Lawrence Hart Baitis Garry Babbitt Whitney Ferer Mathew Keane Daniel Parks	4,142,235(2) 179,582 34,415 148,056 71,915 10,300 40,000	89.53% 3.88% * 3.20% 1.60% * * *	6.11% * * * * * *
Common Stock	All Directors and Executive Officers as a Group	4,626,503	100.00%	6.82%
Series D Preferred	John C. Lawrence Leo Jackson Garry Babbitt	1,590,672(4) 102,000 58,333	90.80% 5.80% 3.40%	2.40% * *
Series D Preferred	All Series D Preferred Shareholders as a Group	1,751,005(4)	100.00%	2.70%
Common Stock and Preferred Stock w/voting rights	All Directors and Executive Officers as a Group All preferred Shareholders that are officers or directors	4,626,503(2) - 1,751,005(4)	72.55% - 27.45%	6.82% - 2.70%
Common and Preferred Voting Stock	All Directors and Executive Officers as a Group	6,377,508	100.00%	9.40%

(1)Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 16, 2015, are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 66,027,453 shares of common stock, 750,000 shares of Series B Preferred Stock, 177,904 shares of Series C Preferred Stock, and 1,751,005 shares of Series D Preferred Stock outstanding on March 16, 2015.  Total voting stock of 67,956,632 shares is a total of all the common stock issued, and all of the Series C and Series D Preferred Stock.

(2)	Includes 3,892,235 shares of common stock and 250,000 stock purchase warrants. Excludes 183,324 shares owned by Mr. Lawrence's sister, as to which Mr. Lawrence disclaims beneficial ownership.

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

Item 13   Certain Relationships and Related Transactions

Described below are transactions during the last three years to which we are a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners has a direct or indirect material interest.  See also transactions described in notes 4, 9, 10, 11, 12, 15 and 19 to our Financial Statements as of December 31, 2014.

On December 30, 2014, the Company declared, but did not issue 186,525 shares of unregistered common stock to be paid to its directors for services during 2014, having a fair value of $125,000, based on the current stock price at the date declared.  These shares will be issued in 2015.

During the nine months ended September 30, 2014, the Company issued 24,000 shares to Herbert Denton for investor relations services provided. The shares estimated fair value at the time of issue was approximately $39,000.

During 2013, the Company awarded, but did not issue, common stock with a value at December 31, 2013 of $150,000 to its Board of Directors as compensation for their services as directors.  In connection with the issuances, the Company recorded $150,000 in director compensation expense. At a closing price of $1.80 per share on June 28, 2014, the directors were issued 83,334 shares in 2014.

During the year ended 2012, we issued 100,000 shares to Herbert Denton for services provided related to the private issuance of stock in January and June of 2012.  The value of the shares issued to Mr. Denton was treated as a cost of issuance and did not affect net income.  In January of 2012, we also issued 165,827 shares to Directors for services, which was recognized as stock based compensation of $221,228 and $230,004, during the years ended December 31, 2014.

We reimbursed John C. Lawrence, a director and Chief Executive Officer, for operational and maintenance expenses incurred in connection with our use of equipment owned by Mr. Lawrence, including welding trucks, backhoes, and an aircraft. Reimbursements for 2014, 2013 and 2012, totaled $30,651, $65,502, and $74,490, respectively.

Item 14   Principal Accountant Fees and Services

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

Audit Fees
The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2014, 2013, and 2012 were $149,168, $161,631, and $172,991, respectively, net of expenses.

Audit-Related Fees
There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last three fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees
The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2014, 2013 and 2012 were $24,323, $16,578, and $4,082, respectively.

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
Certification of John C. Lawrence*

44.1
CERCLA Letter from U.S. Forest Service filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference and filed as an exhibit to USAC's Form 10-KSB for the year ended December 31, 1995 (File No. 1-8675) is incorporated herein by this reference

 ___________________
_
*    Filed herewith.

Reports on Form 8-K

Item 5.                     Other Events - October 10, 2003.

Subsidiaries of Registrant, as of December 31, 2014

Bear River Zeolite Company
C/o Box 643
Thompson Falls, MT 59873

Antimonio de Mexico S.A. de C.V.
C/o Box 643
Thompson Falls, MT 59873

United States Antimony, Mexico S.A. de C.V.
C/o Box 643
Thompson Falls, MT 59873

Exhibit 95.  Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2014, we had no material specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act, except as follows:

MSHA Actions for the year ended December 31, 2014

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

March 16, 2015	By:	/s/ John C. Lawrence
John C. Lawrence, President, Director, and Principal Executive Officer

March 16, 2015	By:	/s/ Daniel L. Parks
Daniel L. Parks, Chief Financial Officer

March 16, 2015	By:	/s/ Alicia Hill
Alicia Hill, Controller
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 16, 2015	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President (Principal Executive)

March 16, 2015	By:	/s/ Whitney Ferer
Whitney Ferer, Director

March 16, 2015	By:	/s/ Gary D. Babbitt
Gary D. Babbitt, Director

March 16, 2015	By:	/s/ Hart Baitis
Hart Baitis, Director

March 16, 2015	By:	/s/ Russell Lawrence
Russell Lawrence, Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of United States Antimony Corporation:

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of their consolidated operations and cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United States Antimony Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission  (COSO) and our report dated March 12, 2015, expressed an adverse opinion thereon.

/s/: DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
March 12, 2015

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

December 31, 2014 and 2013
ASSETS
	2014	2013
Current assets:
Cash and cash equivalents	$123,683	$20,343
Certificates of deposit	249,147	246,565
Accounts receivable, net	454,674	576,021
Inventories	1,433,539	1,034,770
Other current assets	42,626	32,865
Total current assets	2,303,669	1,910,564

Properties, plants and equipment, net	13,511,803	12,395,645
Restricted cash for reclamation bonds	75,754	75,501
Other assets	653,805	509,281
Total assets	$16,545,031	$14,890,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,821,673	$1,734,767
Due to factor	13,314	177,701
Accrued payroll, taxes and interest	135,245	124,937
Other accrued liabilities	38,811	50,745
Payables to related parties	8,357	15,549
Deferred revenue	115,962	110,138
Notes payable to bank	-	138,520
Long-term debt, current	159,278	126,984
Total current liabilities	2,292,640	2,479,341

Long-term debt, net of discount and current portion	715,328	1,002,215
Hillgrove advances payable	161,339	-
Stock payable to directors for services	125,000	150,000
Asset retirement obligations and accrued reclamation costs	255,190	257,580
Total liabilities	3,549,497	3,889,136
Commitments and contingencies (Note 4 and 16)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $900,000 and $892,500,
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $4,837,880 and $4,796,731
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
66,027,453 and 63,156,206 shares issued and outstanding, respectively	660,274	631,562
Additional paid-in capital	35,740,671	32,030,249
Notes receivable for stock sales	(150,000)	-
Accumulated deficit	(23,282,199)	(21,686,744)
Total stockholders' equity	12,995,534	11,001,855
Total liabilities and stockholders' equity	$16,545,031	$14,890,991

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012

REVENUES	$10,772,192	$11,020,829	$12,042,702

COST OF REVENUES	11,111,533	11,061,799	11,007,802

GROSS PROFIT (LOSS)	(339,341)	(40,970)	1,034,900

OPERATING EXPENSES:
General and administrative	623,569	736,312	810,369
Salaries and benefits	418,083	336,000	284,483
Gain on sale of asset	(35,450)	-	-
Professional fees	207,346	224,889	258,735
TOTAL OPERATING EXPENSES	1,213,548	1,297,201	1,353,587

LOSS FROM OPERATIONS	(1,552,889)	(1,338,171)	(318,687)

OTHER INCOME (EXPENSE):
Interest income	7,916	3,923	8,049
Interest expense	(1,118)	(4,529)	(2,691)
Bad debts	-	(1,170)	-
Factoring expense	(49,364)	(71,772)	(78,100)
TOTAL OTHER INCOME (EXPENSE)	(42,566)	(73,548)	(72,742)

LOSS BEFORE INCOME TAXES	(1,595,455)	(1,411,719)	(391,429)

INCOME TAXES:
Income tax (expense)	-	(229,451)	(167,107)
TOTAL INCOME TAXES	-	(229,451)	(167,107)

NET LOSS	(1,595,455)	(1,641,170)	(558,536)
Preferred dividends	(48,649)	(48,649)	(48,649)
Net loss available to
common stockholders	$(1,644,104)	$(1,689,819)	$(607,185)

Net loss per share of
common stock basic and diluted:	$(0.03)	$(0.03)	$(0.01)

Weighted average shares outstanding
basic and diluted:	64,605,253	62,281,449	61,235,365

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2014, 2013, and 2012

					Additional	Notes
	Total Preferred Stock		Common Stock		Paid-In	Receivable	Accumulated
	Shares	Amount	Shares	Amount	Capital	for Stock Sales	Deficit	Total

Balances, December 31, 2011	2,678,909	$26,788	59,349,300	$593,492	$25,635,129		$(19,487,038)	$6,768,371

Issuance of common stock and warrants for cash,
net of offering costs			2,156,334	21,563	4,603,200			4,624,763
Issuance of common stock to directors for services:
Accrued in prior year			95,835	958	229,046			230,004
For current year			69,992	700	220,528			221,228
Issuance of common stock for cash through exercise of warrants			225,265	2,253	57,747			60,000
Net loss							(558,536)	(558,536)

Balances, December 31, 2012	2,678,909	26,788	61,896,726	618,966	30,745,650		(20,045,574)	11,345,830

Issuance of common stock and warrants for cash,
net of offering costs			1,139,480	11,396	1,135,799			1,147,195
Issuance of common stock and warrants for notes payable			120,000	1,200	148,800			150,000
Net loss							(1,641,170)	(1,641,170)

Balances, December 31, 2013	2,678,909	26,788	63,156,206	631,562	32,030,249		(21,686,744)	11,001,855

Issuance of common stock and exercise of warrants for cash,
net of offering costs			2,400,071	24,001	3,046,133			3,070,134
Issuance of common stock for notes payable			235,717	2,357	327,643			330,000
Issuance of common stock to directors for services			83,334	833	149,167			150,000
Issuance of common stock to consultant for services			24,000	240	38,760			39,000
Issuance of common stock for cashless exercise of warrants			3,125	31	(31)			-
Stock issued for notes receivable			125,000	1,250	148,750	(150,000)		-
Net loss							(1,595,455)	(1,595,455)

Balances, December 31, 2014	2,678,909	$26,788	66,027,453	$660,274	$35,740,671	$ (150,000)	$(23,282,199)	$12,995,534

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2014, 2013, and 2012

Cash Flows From Operating Activities:	2014	2013	2012
Net loss	$(1,595,455)	$(1,641,170)	$(558,536)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	780,782	688,738	472,990
Gain on sale of asset	(35,450)	-	-
Accretion of asset retirement obligation	(2,390)	8,040	8,040
Common stock issued for services	39,000	-	221,228
Deferred income taxes	-	229,451	167,107
Change in:
Accounts receivable, net	121,347	(119,862)	982,405
Inventories	(398,769)	157,419	(125,376)
Other current assets	(12,596)	137,664	(114,321)
Other assets	(104,524)	(13,984)	(443,730)
Accounts payable	86,906	474,438	186,283
Accrued payroll, taxes and interest	10,308	35,396	(52,387)
Other accrued liabilities	(11,934)	20,525	(89,072)
Stock payable to directors for services	125,000	150,000	-
Deferred revenue	(31,408)	110,138	(43,760)
Payables to related parties	(7,192)	(1,973)	(84,452)
Net cash provided (used) by operating activities	(1,036,375)	234,820	526,419

Cash Flows From Investing Activities:
Purchase of certificates of deposit	-	-	(244,090)
Purchase of properties, plants and equipment	(1,826,553)	(2,733,762)	(3,269,811)
Net cash used by investing activities	(1,826,553)	(2,733,762)	(3,513,901)

Cash Flows From Financing Activities:
Net proceeds from (payments to) factor	(164,387)	154,164	(123,053)
Proceeds from Hillgrove advances	198,571	-	-
Proceeds from sale of common stock
and exercise of warrants, net of offering costs	3,070,134	1,147,195	4,624,763
Issuance of common stock pursuant to exercise of warrants	-	-	60,000
Proceeds from notes payable to bank	-	138,520	-
Payments on notes to bank	(138,520)	-	-
Payments on long-term debt	(129,530)	(273,405)	(464,936)
Proceeds from long term debt	130,000	352,000	-
Proceeds from related party loans	65,300	-	-
Payments on related party loans	(65,300)	-	-
Change in checks issued and payable	-	-	(113,908)
Net cash provided by financing activities	2,966,268	1,518,474	3,982,866
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	103,340	(980,468)	995,384
Cash and cash equivalents at beginning of year	20,343	1,000,811	5,427
Cash and cash equivalents at end of year	$123,683	$20,343	$1,000,811

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash (net of amount capitalized)	$1,118	$2,529	$2,691
Noncash investing and financing activities:
Properties, plants & equipment acquired with long-term debt	$29,185	$762,541	$665,150
Properties, plants & equipment acquired with accounts payable	$-	$79,105	$-
Imputed interest included in property, plant and equipment	$45,752	$-	$-
Common stock issued to directors	$150,000	$-	$-
Common stock issued for debt payment	$330,000	$150,000	$-
Common stock issued for note receivable	$150,000	$-	$-
Equipment sold for other asset advances	$40,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

2.Concentrations of Risk

Sales to Three		For the Year Ended
Largest Customers	December 31, 2014	December 31, 2013	December 31, 2012
Alpha Gary Corporation	$3,289,766	$3,700,945	$3,245,612
East Penn Manufacturing Inc	720,966	$-	$-
General Electric	-	781,200	-
Kohler Corporation	2,091,565	2,654,215	2,286,938
Polymer Products Inc.	-	-	1,119,055
	$6,102,297	$7,136,360	$6,651,605
% of Total Revenues	56.65%	64.75%	55.23%

Three Largest		For the Year Ended
Accounts Receivable	December 31, 2014	December 31, 2013	December 31, 2012
Kohler Corporation		$202,019
Alpha Gary Corporation		42,778	$194,005
Earth Innovations Inc	$62,019	-	-
Teck American Inc	227,239	88,329	-
Milestone AV Technologies Inc.	42,075	-	-
Quantum Remediation	-	-	101,149
Scutter Enterprises	-	-	41,512
	$331,333	$333,126	$336,666
% of Total Receivables	72.87%	57.83%	73.80%

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
December 31, 2014, 2013 and 2012

3.Summary of Significant Accounting Policies

Principles of Consolidation

The Company's consolidated financial statements include the accounts of BRZ, USAMSA and AM, all wholly-owned subsidiaries.  Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant and critical estimates include property, plant and equipment depreciation and impairment, accounts receivable allowance, deferred income taxes, environmental remediation liabilities and asset retirement obligations. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2014 and 2013 consists of cash held for reclamation performance bonds, and is held as certificates of deposit with financial institutions.

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

Inventories

Inventories at December 31, 2014 and 2013 consisted primarily of finished antimony products, antimony metal, antimony concentrates, antimony ore, and finished zeolite products and are stated at the lower of first-in, first-out weighted average cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight allocated based on production quantity. Stockpiled ore is carried at the lower of average cost or net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories. The Company periodically reviews its inventories to identify excess and obsolete inventories and to estimate reserves for obsolete inventories as necessary to reflect inventories at net realizable value.

Translations of Foreign Currencies

All amounts are presented in United States (US) Dollars, and the US Dollar is the functional currency of the Company and its foreign subsidiaries.  All transactions are carried out in US Dollars, or translated at the time of the transaction.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

3.Summary of Significant Accounting Policies, continued:

Properties, Plants and Equipment

Properties, plants and equipment are stated at historical cost and are depreciated using the straight-line method over estimated useful lives of two to thirty years. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to twelve years.  Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized.  Expenditures for new property, plant, equipment, and improvements that extend the useful life or functionality of the asset are capitalized.  The Company capitalized $1,901,490 and $3,575,408 in plant construction and other capital costs for the years ended December 31, 2014 and 2013, respectively.  These amounts include capitalized interest of $81,703 and $24,395, respectively. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

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

Mineral Rights

The cost to obtain the legal right to explore, extract and retain at least a portion of the benefits from mineral deposits are capitalized as mineral rights in the year of acquisition.  These capitalized costs will be amortized on the statement of operations using the straight line method over the expected life if the mineral deposit when placed into production.  Mineral rights are assessed for impairment when facts and circumstances indicate that the potential for impairment exists.  No impairment has been indicated for the years ended December 31, 2014 or 2013 as a result of this assessment.  Mineral rights are subject to write down in the period the property is abandoned.

Exploration and Development

The Company records exploration costs as operating expenses in the period they occur, and capitalizes development costs on discrete mineralized bodies that have proven reserves in compliance with SEC Industry Guide 7, and are in development or production.

Asset Retirement Obligations and Reclamation Costs

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

3.Summary of Significant Accounting Policies, continued:

The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of long-lived assets, it is probable that such costs will be incurred, and they are reasonably estimable.  A corresponding asset is also recorded and depreciated over the life of the assets on a straight line basis.  After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation.  Determination of any amounts included in determination of fair value is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates, and the Company’s credit-adjusted risk-free interest rates.

Revenue Recognition

Sales of antimony and zeolite products are recorded upon shipment and when title passes to the customer.  Prepayments received from customers prior to the time that products are processed and shipped are recorded as deferred revenue.  When the related products are shipped, the amount recorded as deferred revenue is recognized as revenue.  The Company's sales agreements do not provide for product returns or allowances.

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

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Management has determined that the calculation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, does not add any shares to basic weighted average shares.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

3.Summary of Significant Accounting Policies, continued:

As of December 31, 2014, 2013 and 2012, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share are as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Warrants	726,917	2,489,407	1,934,667
Convertible preferred stock	1,751,005	1,751,005	1,751,005
Total possible dilution	2,477,922	4,240,412	3,685,672

The Company’s financial instruments include cash and cash equivalents, certificates of deposits, restricted cash, due to factor, and long-term debt.  The carrying value of certificates of deposit, restricted cash, due to factor, and long-term debt approximates fair value based on the contractual terms of those instruments.

Fair Value Measurements

Accounting Standards  Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value.

The Company discloses the following information for each class of assets and liabilities that are measured at fair value:

1.	the fair value measurement;
2.
the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

3.
for fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

a.
total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earnings  are reported in the statement of operations;

b.
the amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets or liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

c.	purchases, sales, issuances, and settlements (net); and
d.	transfers into and/or out of Level 3.
4.
the amount of the total gains or losses for the period included in earnings  that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date and a description of where those unrealized gains or losses are reported in the statement of operations; and

5.	in annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the period.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

3.Summary of Significant Accounting Policies, continued:

The table below sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013, respectively, and the fair value calculation input hierarchy level that the Company determined applies to each asset category.

			Input
			Hierarchy
Assets:	2014	2013	Level
Cash and cash equivalents	$123,683	$20,343	Level 1
Certificates of deposit	249,147	246,565	Level 1
Restricted cash	75,754	75,501	Level 1
Total	$448,584	$342,409

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company’s consolidated financial statements once adopted.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

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

4.         Accounts Receivable and Due to Factor, Continued:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

Accounts Receivble	December 31, 2014	December 31, 2013
Accounts receivable - non factored	$445,391	$402,351
Accounts receivable - factored with recourse	13,314	177,701
less allowance for doubtful accounts	(4,031)	(4,031)
Accounts receivable - net	$454,674	$576,021

Factoring fees paid by the Company during the years ended December 31, 2014, 2013 and 2012 were $49,364, $71,772, and $78,100, respectively.  For the years ended December 31, 2014, 2013, and 2012, net accounts receivable of approximately $2.30 million, $3.28 million, and $3.80 million, respectively, were sold under the agreement.

Proceeds from the sales were used to fund inventory purchases and operating expenses.  The agreement is for a term of one year with automatic renewal for additional one-year terms.

5.Inventories

The major components of the Company's inventories at December 31, 2014 and 2013 were as follows:

	2014	2013
Antimony Metal	$40,352	$33,850
Antimony Oxide	718,982	535,251
Antimony Concentrates	33,545	93,190
Antimony Ore	447,262	106,519
Total antimony	1,240,141	768,810
Zeolite	193,398	265,960
	$1,433,539	$1,034,770

At December 31, 2014 and 2013, antimony metal consisted principally of recast metal from antimony-based compounds, and metal purchased from foreign suppliers.  Antimony oxide inventory consisted of finished product oxide held at the Company's plant. Antimony concentrates and ore was held primarily at sites in Mexico and is essentially raw material, carried at cost.   The Company's zeolite inventory consists of salable zeolite material held at BRZ's Idaho mining and production facility, and is carried at cost.

6.Properties, Plants and Equipment

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The major components of the Company's properties, plants and equipment at December 31, 2014 and 2013 are shown below:

2014	USAC	MEXICO	BRZ	TOTAL
Plant & Equipment	$814,183	$6,159,064	$3,166,701	$10,139,948
Buildings	243,248	834,269	349,946	1,427,463
Mineral Rights	-	1,117,636		1,117,636
Land & Other	3,274,572	3,367,708		6,642,280
	4,332,003	11,478,677	3,516,647	19,327,327
Accumulated Depreciation	(2,395,109)	(1,482,098)	(1,938,317)	(5,815,524)
	$1,936,894	$9,996,579	$1,578,330	$13,511,803

2013	USAC	MEXICO	BRZ	TOTAL
Plant & Equipment	$749,493	$4,952,524	$3,041,934	$8,743,951
Buildings	242,186	787,917	349,946	1,380,049
Mineral Rights	-	916,522	-	916,522
Land & Other	3,270,248	3,123,067	-	6,393,315
	4,261,927	9,780,030	3,391,880	17,433,837
Accumulated Depreciation	(2,333,484)	(987,621)	(1,717,087)	(5,038,192)
	$1,928,443	$8,792,409	$1,674,793	$12,395,645

7.         Asset Retirement Obligation and Accrued Reclamation Costs

During 2011, the Company assessed the obligation for removal and remediation costs relating to its plants and mine in Mexico.  Management assigned a cost to the expected work involved in complying with the requirements of the Mexico operating permits.  Management applied, based on a 20 year life, a cost inflation factor, and then discounted that cost to a current net present value based on a discount rate of 6% (management’s estimate of its credit-adjusted interest rate). During 2011, management determined a future cost in 2031 of approximately $430,000 with a net present value of $134,000.

Asset Retirement Obligation

Balance December 31, 2011	$134,000
Accretion	8,040
Balance December 31, 2012	142,040
Accretion	8,040
Balance December 31, 2013	150,080
Accretion	(2,390)	(1)
Balance December 31, 2014	$147,690

The Company’s total asset retirement obligation and accrued reclamation costs of $255,190 and $257,580 at December 31, 2014 and 2013, respectively include reclamation obligations for Idaho and Montana operations of $107,500.

(1) During 2014, an adjustment was made to correct immaterial excess accretion expense recognized in 2013 and 2012.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

8.    Other Assets

Guadalupe

On March 7, 2012 and on April 4, 2012 the Company entered into a supply agreement and a loan agreement, respectively, (“the Agreements”) with several individuals collectively referred to as ‘Grupo Roga’ or ‘Guadalupe.’  The individuals are the holders of mining concessions located in Mexico in which the Company is interested.  The supply agreement specified that the Company would advance monies to Guadalupe for specific expenses, including repairs of road and payment of mining taxes.  In addition, the Company has sold equipment to Guadalupe and included the purchase price in advances due from Guadalupe. The Company agreed to purchase antimony ore mined from the concessions by Guadalupe and pay for mining and trucking costs incurred with the condition that the ore maintain a grade of 3% or more of recoverable antimony. The advances are to be repaid by deducting 10% from the value of each antimony ore shipment. During 2012 through 2014, the recoverable grade of antimony was less than 3% and the amounts due the Company from Guadalupe increased as a result of recoverable antimony shortfalls.

The Agreements with Guadalupe granted the Company an option to purchase the concessions outright for $2,000,000. The Agreements also provide that in event of a breach of the terms by Guadalupe that the Company has a right to enter the property and take possession of the mining concessions. The advances are collateralized by a mortgage on the concessions.  As of December 31, 2014 and 2013, the Company had cumulative loans and advances due from Guadalupe of $605,737 and $489,281, respectively, included in its other assets.

Soyatal

On October 30, 2009, the Company entered into a supply agreement with the owners of the Soyatal concessions similar to that of Guadalupe. During the term of the supply agreement, the Company funded certain of Soyatal’s equipment purchases, tax payments, labor costs, milling and trucking costs and other expenses incurred in the Soyatal mining operations that totaled approximately $140,000. In addition to the advances for mining costs, the Company purchased antimony ore from Soyatal that failed to meet agreed upon antimony metal recoveries and resulted in approximately $320,000 of excess advances paid to Soyatal. On April 4, 2012, the Company negotiated an option to purchase the Soyatal properties for $1,500,000, and made a deposit on the option of $55,000.

On August 5, 2013, the Company notified the owners of Soyatal that it was exercising the option to purchase the Soyatal property. The option exercise agreement allowed the Company to apply all amounts previously due the Company (the “Purchase Price Credits”) by Soyatal of $420,411 to the purchase price consideration. At December 31, 2013, the Company had Purchase Price Credits of approximately $325,000 which can be used as payments on the note at the rate of $100,000 per year until gone.  The Company is obligated to make payments of $200,000 annually through 2020, and a final payment of $100,000 is due in 2021.  The debt payable for the Soyatal mine is non-interest bearing. In 2013, the Company recorded the debt and the related Soyatal mine asset by determining the net present value of the contractual stream of payments due using a 6% discount rate. The resulting discount on the Soyatal debt was approximately $212,000 at December 31, 2013, and is netted against the debt payable resulting in a discounted amount of $762,541, at December 31, 2013. The discount is being amortized to interest expense using the effective interest method over the life of the debt.

During 2014, $45,752 of the discount was amortized to the Soyatal debt, resulting in a discounted amount owed of $808,293 and a remaining debt discount of approximately $166,248 at December 31, 2014.  The Company agreed to pay the Soyatal debt holder $100,000 during 2014 as part of the down payment agreement, and at December 31, 2014, $32,605 of this amount was still owing.  In addition, the Company did not make the $100,000 payment due in January of 2015.  The Company has begun making payments of $5,000 per month that have been informally agreed to by the parties while the future payment terms of the Soyatal debt are negotiated.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

9.         Long-Term Debt:

Long-Term debt at December 31, 2014 and 2013, is as follows:
	2014	2013

Note payable to Wells Fargo Bank, bearing interest at 4%; payable in monthly installments of $477; maturing December 2016; collateralized by equipment.	$10,245	$-

Note payable to Thermo Fisher Financial Co., bearing interest at 8.54%; payable in monthly installments of $2,792; maturing December 2013; collateralized by equipment.	-	5,583

Note payable to Stearns Bank, bearing interest at 6.9%; payable in monthly installments of $3,555; maturing December 2015; collateralized by equipment.	-	41,117

Note payable to Western States Equipment Co., bearing interest at 6.15%; payable in monthly installments of $2,032; maturing June 2015; collateralized by equipment.	11,977	34,861

Note payable to BMT Leasing, bearing interest at 13.38%; payable in monthly installments of $786; maturing December 2015; collateralized by equipment.	9,254	-

Note payable to Catepillar Financial, bearing interest at 5.95%; payable in monthly installments of $827; maturing September 2015; collateralized by equipment.	8,051	16,440

Note payable to De Lage Landen Financial Services, bearing interest at 5.30%; payable in monthly installments of $549; maturing March 2016; collateralized by equipment.	7,951	13,945

Note payable to Phyllis Rice, bearing interest at 1%; payable in monthly installments of $2,000; maturing March 2015; collateralized by equipment.	18,146	33,808

Note payable to De Lage Landen Financial Services, bearing interest at 5.12%; payable in monthly installments of $697; maturing December 2014; collateralized by equipment.	689	8,797

Note payable to Catepillar Financial, bearing interest at 6.15%; payable in monthly installments of $766; maturing August 2014; collateralized by equipment.	-	5,921

Note payable to De Lage Landen Financial Services, bearing interest at 5.28%; payable in monthly installments of $709; maturing June 2014; collateralized by equipment.	-	4,186

Obligation payable for Soyatal Mine, non-interest bearing, annual payments of $100,000 or $200,000 (see Note 8) through 2019, net of discount	808,293	762,541

Note payable to Robert Detwiler, a shareholder, bearing interest at 10%, due January 2, 2015; collateralized by equipment.	-	82,000

Note payable to Betsy Detwiler, a shareholder, bearing interest at 10%, due January 2, 2015; monthly payments of $1,000;	-	120,000
	874,606	1,129,199
Less current portion	(159,278)	(126,984)
Long-term portion	$715,328	$1,002,215

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

9.         Long-Term Debt, Continued:

At December 31, 2014, principal payments on debt are due as follows:

Year Ending December 31,
2015	159,278
2016	107,035
2017	100,000
2018	174,589
2019	200,000
2020	200,000
2021	100,000
Less remaining discount (see Note 8)	(166,296)
$874,606

10.         Notes Payable to Bank

At December 31, 2013, the Company had the following notes payable to the bank:

Promissory note payable to First Security Bank of Missoula, bearing interest at 3.150%, maturing February 27, 2014, payable on demand, collateralized by a lien on Certificate of Deposit number 48614	$70,952
Promissory note payable to First Security Bank of Missoula, bearing interest at 3.150%, maturing February 27, 2014, payable on demand, collateralized by a lien on Certificate of Deposit number 48615	67,568
Total notes payable to bank	$138,520

These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors. The Company paid the notes in full during 2014.

11.      Hillgrove Advances Payable

On November 7, 2014, the Company entered into a loan and processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) by which Hillgrove will advance the Company funds to be used to expand their smelter in Madero, Mexico, and in Thompson Falls, Montana, so that they may process antimony and gold concentrates produced by Hillgrove’s mine in New South Wales, Australia.  The agreement requires that the Company will construct equipment so that it can process approximately 200 metric tons of concentrate initially shipped by Hillgrove, with a provision so that the Company may expand to process more than that.  The parties contemplate that the equipment will be owned by USAC and USAMSA. The final terms of when the repayment takes place have not yet been agreed on.  The Company will also sell the final product for Hillgrove, and Hillgrove will have approval rights of the customers for their products.  The agreement allows the Company to recover its operating costs as approved by Hillgrove, and to charge a 7.5% processing fee and a 2.0% sales commission.  The initial term of the agreement is five years; however, Hillgrove may suspend or terminate the agreement at its discretion.  The Company may terminate the agreement and begin using the furnaces for their own production if Hillgrove fails to recommence shipments within 365 days of a suspension notice. If a stop notice is issued by Hillgrove within one year of the date of the agreement, the Company is only obligated to repay 50% of the funds advanced at that point.  If a stop notice is issued between one year and two years, there is a formula to prorate the repayment amount from 50% to 81.25%.  If a stop order is issued after two years, the repayment obligation is 81.25% of the funds advanced at that point. The Company has recorded the Hillgrove advances payable net of the 18.75% discount on the obligation due if Hillgrove issues a stop order after two years.  The discount of $37,232 is classified as deferred revenue and will be recognized ratably over a two year period. During the last quarter of 2014 Hillgrove advanced the Company $198,571, of which $161,339 has been recorded as a long-term liability at December 31, 2014.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

12.     Stockholders' Equity

Issuance of Common Stock for Cash

In 2014, 2013, and 2012, the Company sold, and issued in connection with the exercise of warrants, an aggregate of 2,400,071, 1,139,480, and 2,156,334 shares, respectively, of its common stock to existing stockholders and other parties for $3,070,134, $1,147,195, and $4,684,763, respectively.  In connection with sales of the Company’s common stock in 2013 and 2012, there were 629,740 and 1,734,667 warrants issued, respectively, to purchase shares of the Company’s common stock. No warrants to purchase shares of the Company’s common stock were granted in 2014.

Issuance of Common Stock for Notes Receivable

During 2014, the Company issued Mr. and Mrs. Robert Detwiler, stockholders of the Company, 100,000 shares of the Company’s common stock in exchange for two notes receivable totaling $120,000. The notes receivable mature in one year and bear interest at five percent. In addition, during 2014, the Company issued Herbert Denton, the Company investor relations consultant, 25,000 shares of the Company’s common stock in exchange for a notes receivable of $30,000. Mr. Denton’s note bears interest of six percent and is due in monthly payments of $2,000.

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

During the year ended December 31, 2014, Mr. and Mrs. Robert Detwiler along with two other shareholders loaned the Company $330,000.  The Company issued 235,717 shares of its common stock in satisfaction of these notes during the year ended December 31, 2014.  The terms of the share payment were identical to those offered other investors that purchased common stock during the time of the issuance.

Issuance of Common Stock for Services to Directors and Consultants

On December 30, 2014, the Company declared, but did not issue 186,525 shares of unregistered common stock to be paid to its directors for services during 2014, having a fair value of $125,000, based on the current stock price at the date declared.  These shares will be issued in 2015.

During the year ended December 31, 2014, the Company issued 24,000 shares to Herbert Denton for investor relations services he provided. The shares estimated fair value at the time of issue was approximately $39,000.

On December 27, 2013, the Company declared, but did not issue, shares of unregistered common stock to be paid to its directors for services during 2013, having a fair value of $150,000, based on the current stock price at the date declared.  During 2014, the Company issued 83,334 shares in satisfaction of the obligation.

During 2012, the Company issued 100,000 shares to Herbert Denton for services provided related to the private issuance of stock in January and June of 2012.  The Company also issued 165,827 shares to Directors for services which was recognized as stock based compensation of $221,228 and $230,004, during the years ended December 31, 2012 and, 2011, respectively.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

12.Stockholders' Equity, continued:

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

Transactions in common stock warrants are as follows

Balance, December 31, 2012	1,934,667	$.25 - $4.50
Warrants issued	629,740	$1.20-$1.60
Warrants exercised	(25,000)	$1.20
Warrants expired	(50,000)	$4.50
Balance, December 31, 2013	2,489,407	$0.25 - $4.50
Warrants exercised	(310,625)	$1.20-$1.60
Warrants expired	(1,451,865)
Balance, December 31, 2014	726,917	$0.25 - $4.50

Year ending December 31:
2015	476,917
Thereafter	250,000
726,917

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Series B

During 1993, the Board established a Series B preferred stock, consisting of 750,000 shares.  The Series B preferred stock has preference over the Company's common stock and Series A preferred stock; has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors.  During the years ended December 31, 2014 and 2013 the Company recognized $7,500 in Series B preferred stock dividend.  In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. The Series B Preferred stock is no longer convertible to shares of the Company’s common stock.  At December 31, 2014 and 2013, cumulative dividends in arrears on the outstanding Series B shares were $142,500 and $135,000, respectively.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

12.Stockholders' Equity, continued:

Series D

During 2002, the Board established a Series D preferred stock, authorizing the issuance of up to 2,500,000 shares.  The Series D preferred stock has preference over the Company’s common stock but is subordinate to the liquidation preferences of the holders of the Company’s outstanding Series A, Series B and Series C preferred stock.  Series D preferred stock carries voting rights and is entitled to annual dividends of $0.0235 per share.  During the years ended December 31, 2014 and 2013 the Company recognized $41,149 in Series D preferred stock dividend.  The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends.  No dividends have been declared or paid with respect to the Series D preferred stock.  At December 31, 2014 and 2013, the cumulative dividends in arrears on the 1,751,005 outstanding Series D shares were $392,218 and $378,609, respectively, payable if and when declared by the Board of Directors.  In the event of dissolution or liquidation of the Company, the preferential amount payable to Series D preferred stockholders is $2.50 per share.  At December 31, 2014 and 2013, the liquidation preference for Series D preferred stock was $4,837,880 and $4,796,731, respectively.  Holders of the Series D preferred stock have the right, subject to the availability of authorized but unissued common stock, to convert their shares into shares of the Company's common stock on a one-to-one basis without payment of additional consideration and are not redeemable unless by mutual consent.   The majority of Series D preferred shares are held by John Lawrence, president of the Company.

13. 2000 Stock Plan

In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan").  The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants of the Company to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000.  At December 31, 2014 and 2013, 300,000 shares of the Company's common stock had been previously issued and are outstanding under the Plan.  There were no issuances under the Plan during 2014 and 2013.

14.Income Taxes

The Company’s income tax provisions for the years ended December 31, 2014, 2013, and 2012, are as follows:

	2014	2013	2012
Federal
Current	$-	$-	$-
Deferred	-	196,113	151,915
Total		$196,113	$151,915

State
Current	$-	$-	$-
Deferred	-	33,338	15,192
Total		$33,338	$15,192

Foreign	$-	$-	$-

Total provision	$-	$229,451	$167,107

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

14.Income Taxes, continued:

Domestic and foreign components of income (loss) from operations before income taxes for the years ended December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
Domestic	$(345,293)	$163,632	$301,391
Foreign	(1,250,162)	(1,575,351)	(692,820)
Total	(1,595,455)	(1,411,719)	(391,429)

At December 31, 2014, 2013 and 2012, the Company had net deferred tax assets as follows:

	2014	2013	2012
Deferred tax asset:
Other	$-	$-	$11,151
Foreign exploration costs	127,936	168,401	208,855
Foreign net operating loss carry forward	1,926,341	232,723	374,110
Foreign other	-	42,612	217,887
Federal and state net operating
loss carry forward	337,890	35,424	39,824
Deferred tax asset	2,392,167	479,160	851,827

Valuation allowance (foreign)	(1,926,341)	(279,235)	(605,496)
Valuation allowance (federal)	(266,711)	(71,786)	-
Total deferred tax asset	199,115	128,139	246,331

Deferred tax liability:
Property, plant, and equipment	(197,593)	(128,139)	(16,880)
Other	(1,522)
Total deferred tax liability	(199,115)	(128,139)	(16,880)

Net Deferred Tax Asset	$-	$-	$229,451

At December 31, 2014, the Company has United States net operating loss carry forwards of approximately $600,000 that expire at various dates between 2029 and 2034.  In addition, the company has unexpired Montana state net operating loss carry forwards of approximately $2,016,000 which expire between 2016 and 2021, and unexpired Idaho state net operating loss carry forwards of approximately $1,140,000, which expire in 2032 and 2034.  The company has approximately $6.4 million of Mexican net operating loss carry forwards which expire between 2021 and 2024.

At December 31 2014 and 2013, the Company had deferred tax assets arising principally from net operating loss carry forwards for income tax purposes.  As management cannot determine that it is more likely than not that we will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at December 31, 2014 and 2013.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

14.Income Taxes, continued:

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax loss for the years ended December 31, 2014, 2013 and 2012 due to the following:

Computed expected tax provision (benefit)	$(558,409)	-35.0%	$(494,102)	-35.0%	$(137,000)	-35.0%
Foreign taxes	62,508	3.9%	78,768	5.6%	34,641	8.9%
Other (1)	(1,346,130)	-84.4%	899,260	63.7%	61,770	15.8%
Change in valuation allowance U.S.	194,925	12.2%	71,786	5.1%	207,696	53.1%
Change in valuation allowance Foreign	1,647,106	103.2%
Release of valuation allowance Foreign			(326,261)	-23.1%	-	0.0%
Total	$-	-	$229,451	16%	$167,107	42.7%

(1) In 2014 and 2013 there were revisions to estimates of foreign net operating loss carry forwards.

During the years ended December 31, 2014, 2013, and 2012, there were no material uncertain tax positions taken by the Company.  The Company United States income tax filings are subject to examination for the years 2012 through 2014, and 2010 and 2014 in Mexico. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

15.Related-Party Transactions

The Company’s President and Chairman, John Lawrence, rents equipment and an aircraft to the Company and charges the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owns.

Transactions due to (due from) Mr. Lawrence during 2014, 2013, and 2012 were as follows:

	2014	2013	2012
Balance, beginning of year	$15,549	$17,522	$47,843
Aircraft and equipment rental charges, and other	30,561	65,502	74,490
Payments, net	(37,753)	(67,475)	(104,811)
Balance, end of year	$8,357	$15,549	$17,522

In addition, during 2014, Mr. Lawrence loaned the Company $65,300 for short-term operating capital and was paid back without interest during 2014.

The Chairman of the audit committee and compensation committee received $36,000 in cash during 2014 and 2013 for services performed. The Chairman of the audit committee and compensation committee and one other audit committee member received a total of $56,000 in cash during 2012 for services performed.

In addition to the transactions described above, during 2014, 2013, and 2012, the Company had the following transactions with related parties:

●	During 2014, 2013, and 2012, the Company paid $82,505, $81,642, and $89,204, respectively, to a former director for development of Mexican mill sites and consulting fees.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

16.Commitments and Contingencies

In 2005, Antimonio de Mexico, S. A. (“AM”) signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for annual payments.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the years ended December 31, 2014 and 2013, $200,000 and $130,434, respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.  At December 31, 2014, the following payments are scheduled: $100,000 on June 15, 2015 and $192,000 on December 15, 2015.

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico.  The lease calls for a mandatory term of one year and requires payments of $34,800 per month.  The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms.   The lease was renewed in June of 2014.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”).  Using appropriate regulatory channels, management may contest these proposed assessments, and has accrued $0 and, $7,909, in other accrued liabilities as of December 31, 2014 and 2013, respectively, related to these settled claims.

17.Business Segments

The Company is currently organized and managed by three segments, which represent the operating units: United States antimony operations, Mexican antimony operations and United States zeolite operations.  The Company’s Other operating costs include general and administrative expenses, freight and delivery, and other non-production related costs. Other income and expense consists primarily of interest income and expense and factoring expense.

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

Segment disclosures regarding sales to major customers and for property, plant, and equipment are located in Notes 2 and 6, respectively.

		For the year ended
Capital expenditures:	December 31, 2014	December 31, 2013	December 31, 2012
Antimony
United States	$70,076	$100,158	$288,364
Mexico	1,706,647	3,299,027	3,318,552
Subtotal Antimony	1,776,723	3,399,185	3,606,916
Zeolite	124,767	176,223	328,045
Total	$1,901,490	$3,575,408	$3,934,961

Total Assets:	As of December 31, 2014	As of December 31, 2013
Antimony
United States	$3,045,426	$3,017,768
Mexico	11,415,198	9,668,998
Subtotal Antimony	14,460,624	12,686,766
Zeolite	2,084,407	2,204,225
Total	$16,545,031	$14,890,991

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

17.Business Segments, continued:

Segment Operations for the	Antimony	Antimony	Bear River
Year ended December 31, 2014	USAC	Mexico	Zeolite	Totals
Total revenues	$8,580,035	$22,538	$2,169,619	$10,772,192

Production costs	4,896,283	3,155,486	1,052,227	9,103,996
Depreciation and amortization	63,787	495,765	221,230	780,782
Other operating costs	1,648,288	230,656	561,359	2,440,303
Total operating expenses	6,608,358	3,881,907	1,834,816	12,325,081

Income (loss) from operations	1,971,677	(3,859,369)	334,803	(1,552,889)

Other income (expense):	(38,304)	(130)	(4,132)	(42,566)

Income (loss) before income taxes	1,933,373	(3,859,499)	330,671	(1,595,455)

NET INCOME (LOSS)	$1,933,373	$(3,859,499)	$330,671	$(1,595,455)

Segment Operations for the	Antimony	Antimony	Bear River
Year ended December 31, 2013	USAC	Mexico	Zeolite	Totals
Total revenues	$8,786,415	$32,000	$2,202,414	$11,020,829

Production costs	4,592,019	2,662,780	1,096,731	8,351,530
Depreciation and amortization	61,574	386,462	218,356	666,392
Other operating costs	1,699,846	1,171,234	469,998	3,341,078
Total operating expenses	6,353,439	4,220,476	1,785,085	12,359,000

Income (loss) from operations	2,432,976	(4,188,476)	417,329	(1,338,171)

Other income (expense):	(61,937)	(1,735)	(9,876)	(73,548)

Income (loss) before income taxes	2,371,039	(4,190,211)	407,453	(1,411,719)

Income tax expense	(229,451)	-	-	(229,451)

NET INCOME (LOSS)	$2,141,588	$(4,190,211)	$407,453	$(1,641,170)

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

17.Business Segments, continued:

Segment Operations for the	Antimony	Antimony	Bear River
Year ended December 31, 2012	USAC	Mexico	Zeolite	Totals
Total revenues	$9,398,003	$3,000	$2,641,699	$12,042,702

Production costs	5,665,806	1,880,499	1,618,816	9,165,121
Depreciation and amortization	40,979	222,235	209,776	472,990
Other operating costs	1,852,289	382,713	488,276	2,723,278
Total operating expenses	7,559,074	2,485,447	2,316,868	12,361,389

Income (loss) from operations	1,838,929	(2,482,447)	324,831	(318,687)

Other income (expense):	(61,321)	(30)	(11,391)	(72,742)

Income (loss) before income taxes	1,777,608	(2,482,477)	313,440	(391,429)

Income tax expense	(167,107)	-	-	(167,107)

NET INCOME (LOSS)	$1,610,501	$(2,482,477)	$313,440	$(558,536)