Form 10-Q
period 2015-03-31
UNITED STATES ANTIMONY CORP
filed 2015-05-11
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period	to

Commission file number 001-08675

UNITED STATES ANTIMONY CORPORATION

(Exact name of registrant as specified in its charter)

Montana	81-0305822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 643, Thompson Falls, Montana	P.O. Box 643, Thompson Falls, Montana	59873
(Address of principal executive offices)		(Zip code)

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

At May 11, the registrant had outstanding 66,216,278 shares of par value $0.01 common stock.

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

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED MARCH 31, 2015
(UNAUDITED)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	Page

Item 1: Financial Statements (unaudited)	1-13

Item 2: Management’s Discussion and Analysis of Results of Operations and	13-18
Financial Condition

Item 3: Quantitative and Qualitative Disclosure about Market Risk 16	18

Item 4: Controls and Procedures	18-19

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	19

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3: Defaults upon Senior Securities	19

Item 4: Mine Safety Disclosures	19

Item 5: Other Information	19

Item 6: Exhibits and Reports on Form 8-K	19

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

ASSETS
	(Unaudited)
	March 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$136,086	$123,683
Certificates of deposit	250,180	249,147
Accounts receivable, net	535,756	454,674
Inventories	2,307,164	1,433,539
Other current assets	381,875	42,626
Total current assets	3,611,061	2,303,669

Properties, plants and equipment, net	13,835,448	13,511,803
Restricted cash for reclamation bonds	75,754	75,754
Other assets	671,999	653,805
Total assets	$18,194,262	$16,545,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,942,741	$1,821,673
Due to factor	154,524	13,314
Accrued payroll, taxes and interest	131,831	135,245
Other accrued liabilities	41,900	38,811
Payables to related parties	20,073	8,357
Deferred revenue	221,272	115,962
Notes payable to bank	71,906
Long-term debt, current	248,059	159,278
Total current liabilities	2,832,306	2,292,640

Long-term debt, net of discount and current portion	623,023	715,328
Hillgrove advances payable	880,532	161,339
Stock payable to directors for services	37,500	125,000
Asset retirement obligations and accrued reclamation costs	256,474	255,190
Total liabilities	4,629,835	3,549,497
Commitments and contingencies (Note 4 and 15)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $900,000 and $892,500,
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $4,837,880 and $4,796,731
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
66,216,278 and 66,027,453 shares issued and outstanding, respectively	662,162	660,274
Additional paid-in capital	35,866,733	35,740,671
Notes receivable from stock sales	(149,085)	(150,000)
Accumulated deficit	(22,842,171)	(23,282,199)
Total stockholders' equity	13,564,427	12,995,534
Total liabilities and stockholders' equity	$18,194,262	$16,545,031

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014

REVENUES	$2,947,381	$2,952,314

COST OF REVENUES	3,051,434	3,004,854

GROSS PROFIT (LOSS)	(104,053)	(52,540)

OPERATING INCOME (EXPENSE):
General and administrative	(270,736)	(207,497)
Professional fees	(111,789)	(91,238)
Gain on liability adjustment	927,018
Gain on sale of asset	5,200	5,450
TOTAL OPERATING EXPENSES	549,693	(293,285)

GAIN (LOSS) FROM OPERATIONS	445,640	(345,825)

OTHER INCOME (EXPENSE):
Interest income	3,168	2,758
Interest expense	(426)	(114)
Factoring expense	(8,354)	(14,989)
TOTAL OTHER INCOME (EXPENSE)	(5,612)	(12,345)

INCOME (LOSS) BEFORE INCOME TAXES	440,028	(358,170)

NET INCOME (LOSS)	$440,028	$(358,170)

Net income (loss) per share of
common stock:
Basic and diluted	$0.01	$(0.01)

Weighted average shares outstanding:
Basic	66,045,891	63,224,903
Diluted	68,523,903	63,224,903

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities:
Net income (loss)	$440,028	$(358,170)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization expense	220,025	185,462
Accretion of asset retirement obligation	1,284	2,010
Common stock issued for services	2,950	-
Principal received on shareholder loan	915
Gain on sale of fixed asset	(5,200)	5,450
Change in:
Accounts receivable, net	(66,582)	(296,840)
Inventories	(873,625)	354,085
Other current assets	(339,248)	(48,387)
Other assets	(19,227)	(45,299)
Accounts payable	121,067	214,761
Due to factor	19,279	40,522
Accrued payroll, taxes and interest	118,517	13,928
Other accrued liabilities	3,089	3,190
Stock payable to directors for services	37,500
Deferred revenue	90,810	(18,000)
Payables to related parties	11,716	(14,083)
Net cash provided (used) by operating activities	(236,702)	38,629

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(108,710)	(296,147)
Net cash used by investing activities	(108,710)	(296,147)

Cash Flows From Financing Activities:
Proceeds from issuance of long term debt		50,000
Proceeds from bank debt	71,906
Proceeds from Hillgrove Ltd	294,858	15,983
Proceeds from sales of equipment, net of depreciation	5,200
Proceeds from sales of common stock, net of commissions		170,000
Principal payments on long-term debt	(14,149)	(31,136)
Change in checks issued and payable		37,179
Net cash provided (used) by financing activities	357,815	242,026

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,403	(15,492)

Cash and cash equivalents at beginning of period	123,683	20,343
Cash and cash equivalents at end of period	$136,086	$4,851

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$426
Noncash investing activities:
Properties, plants and equipment acquired with long-term debt	$-	$19,040
Properties, plants and equipment acquired with advances	$434,335
Imputed interest included in properties, plants and equipment	$10,625
Common stock issued to directors	$125,000
Equipment sold for note receivable		$10,000

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

Reclassifications
Certain consolidated financial statement amounts for the three month period ended March 31, 2014, have been reclassified to conform to the 2015 presentation.  These reclassifications had no effect on the net income (loss) or accumulated deficit as previously reported.

Management estimates their effective tax rate at 0% for the current year, and accordingly no income tax provision has been recognized.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

During the three months ended March 31, 2015 and 2014, the Company incurred interest expense of $12,766 and $11,689, respectively, of which $12,340 and $11,575, respectively, has been capitalized as part of the cost of construction projects in Mexico.

2.           Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Warrants equivalent to approximately 100,000 shares of common stock have been added to the weighted average shares of outstanding common stock at March 31, 2015, to determine the diluted income per share for the quarter ending March 31, 2015.

As of March 31, 2015 and 2014, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	For the Three Months Ended
	3/31/2015	3/31/2014
Warrants	476,917	2,364,407
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,227,922	4,115,412

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

3.	Inventories:

Inventories at March 31, 2015, and December 31, 2014, consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at March 31, 2015 and December 31, 2014, is as follows:

	March 31, 2015	December 31, 2014
Antimony Metal	$86,032	$40,352
Antimony Oxide	704,315	718,982
Antimony Concentrates	938,133	33,545
Antimony Ore	486,242	447,262
Total antimony	2,214,722	1,240,141
Zeolite	92,442	193,398
	$2,307,164	$1,433,539

During the first quarter of 2015 the Company discovered it had been overcharged for raw material purchases from a vendor.  The Company brought the matter to the vendor’s attention and received a $927,018 credit to accounts payable due the vendor that has been recorded as gain on liability adjustment at March 31, 2015.

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

Accounts Receivble	March 31, 2015	December 31, 2014
Accounts receivable - non factored	$385,263	$445,391
Accounts receivable - factored with recourse	154,524	13,314
less allowance for doubtful accounts	(4,031)	(4,031)
Accounts receivable - net	$535,756	$454,674

6.	Other Assets:

Guadalupe

On March 7, 2012 and on April 4, 2012 the Company entered into a supply agreement and a loan agreement, respectively, (“the Agreements”) with several individuals collectively referred to as ‘Grupo Roga’ or ‘Guadalupe.’  The individuals are the holders of mining concessions located in Mexico in which the Company is interested.  The supply agreement specified that the Company would advance monies to Guadalupe for specific expenses, including repairs of road and payment of mining taxes.  In addition, the Company agreed to purchase antimony ore mined at Guadalupe and pay for mining and trucking costs incurred with the condition that the ore maintain a grade of 3% or more of recoverable antimony. The advances are to be repaid by deducting 10% from the value of each antimony ore shipment. During quarter 1 of 2015 and 2014, the recoverable grade of antimony was less than 3% and the amounts due the Company from Guadalupe increased as a result of recoverable antimony shortfalls.

The Agreements with Guadalupe granted the Company an option to purchase the concessions outright for $2,000,000. The Agreements also provide that in event of a breach of the terms by Guadalupe that the Company has a right to enter the property and take possession of the mining concessions. The advances are collateralized by a mortgage on the concessions.  As of March 31, 2015, and December 31, 2014, the Company had cumulative loans and advances due from Guadalupe of $630,802 and $605,737, respectively, included in its other assets.

Soyatal

On October 30, 2009, the Company entered into a supply agreement with the owners of the Soyatal concessions similar to that of Guadalupe. During the term of the supply agreement the Company funded certain of Soyatal’s equipment purchases, tax payments, labor costs, milling and trucking costs, and other expenses incurred in the Soyatal mining operations for approximately $140,000. In addition to the advances for mining costs, the Company purchased antimony ore from Soyatal that failed to meet agreed upon antimony metal recoveries and resulted in approximately $320,000 of excess advances paid to Soyatal. On April 4, 2012, the Company negotiated an option to purchase the Soyatal properties for $1,500,000, and made a deposit on the option of $55,000.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

5.	Other Assets, Continued:

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

During 2014, $45,752 of the discount was amortized to the Soyatal debt, resulting in a discounted amount owed of $808,293 and a remaining debt discount of approximately $166,248 at December 31, 2014.  The Company agreed to pay the Soyatal debt holder $100,000 during 2014 as part of the down payment agreement, and at March 31, 2015, $17,605 of this amount was still owed.  In addition, the Company did not make the $100,000 payment due in January of 2015.  The Company has begun making payments of $5,000 per month that have been informally agreed to by the parties while the future payment terms of the Soyatal debt are negotiated.  These payments have been recorded as reductions to the Soyatal debt.

6.           Commitments and Contingencies:

In 2005, AM signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for annual payments.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the three months ended March 31, 2015 and the year ended December 31, 2014, $0 and $200,000, respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.  At March 31, 2015, the following payments are scheduled: $100,000 on June 15, 2015 and $192,000 on December 15, 2015.

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico.  The lease calls for a mandatory term of one year and requires payments of $34,800 per month.  The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms.   The lease was renewed in June of 2014.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”).  Using appropriate regulatory channels, management may contest these proposed assessments, and has accrued $716 and, $0, in other accrued liabilities as of March 31, 2015, and December 31, respectively, related to these settled claims.

During the first quarter of 2015, we discovered that our IMMEX certification had expired and that we would be required to renew it.  Without our IMMEX certification, we are required to pay the Mexican national sales tax of 16% on all items we import into Mexico, including our capital items and the concentrates we are receiving from Hillgrove of Australia.  IMMEX requires that we export a minimum of 60% of everything we import into Mexico.  We believe that we have met this requirement at this time.  At March 31, 2015, we had approximately $154,000 on deposit with the Mexican tax authorities, which is included in other assets, and it is our understanding that this will ultimately be refunded to us upon re-certification.  We have applied for renewal of our certification, and we believe that we are in compliance with the export requirement and will be approved for renewal of our certification. If we are not granted renewed IMMEX certification, it will have a major impact on our Mexican operations.  We do not know when the renewal will be approved, but our application is presently under review.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

7.           Notes Payable to Bank:

During 2012, the Company negotiated a new credit facility increasing the Company’s lines of credit by $202,000.  As part of this agreement, the Company has pledged two $101,000 certificates of deposit as collateral.  The increased loan facility allows us access to borrowings at an interest rate of 5.0% for the portion of the credit line used.  At March 31, 2015, we had drawn $71,906 which was reported as notes payable to bank. This note is personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors.

At March 31, 2015 and December 31, 2014, the Company had the following notes payable to the bank:

	March 31, 2015	December 31, 2014
Promissory note payable to First Security Bank of Missoula,
bearing interest at 5.0%, maturing February 27, 2016,
payable on demand, collateralized by a lien on Certificate of
Deposit number 48615	71,906	0
Total notes payable to bank	$71,906	$0

8.           Long – Term Debt:

Long-Term debt at March 31, 2015 and December 31, 2014, is as follows:	March 31,	December 31,
	2015	2014
Note payable to Wells Fargo Bank, bearing interest at 4%;
payable in monthly installments of $477; maturing
December 2016; collateralized by equipment.	$9,081	$10,245
Note payable to Western States Equipment Co., bearing interest at 6.15%; payable in monthly installments of $2,032; maturing
June 2015; collateralized by equipment.	6,032	11,977
Note payable to BMT Leasing, bearing interest
at 13.38%; payable in monthly installments of $786; maturing
December 2015; collateralized by equipment.	6,841	9,254
Note payable to Catepillar Financial, bearing interest at 5.95%;
payable in monthly installments of $827; maturing September 2015;
collateralized by equipment.	5,661	8,051
Note payable toDe Lage Landen Financial Services,
bearing interest at 5.30%; payable in monthly installments of $549;
maturing March 2016; collateralized by equipment.	6,403	7,951
Note payable to De Lage Landen Financial Services,
bearing interest at 5.12%; payable in monthly installments of $697;
maturing December 2014; collateralized by equipment.	-	689
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	18,146	18,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $200,000 through 2019, net of discount.	818,918	808,293
	871,082	874,606
Less current portion	(248,059)	(159,278)
Long-term portion	$623,023	$715,328

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8.           Long – Term Debt, Continued:

At March 31, 2015, principal payments on debt are due as follows:

Year Ending March 31,
2016	248,059
2017	65,056
2018	139,199
2019	172,962
2020	183,339
2021	62,467
$871,082

9.           Concentrations of Risk:

Sales to Three	For the Period Ended
Largest Customers	March 31, 2015	March 31, 2014
Alpha Gary Corporation	$969,960	$1,142,850
Ampacet Corporation	305,407	-
Kohler Corporation	340,473	778,766
Teck American, Inc.		145,432
	$1,615,840	$2,067,048
% of Total Revenues	54.82%	70.10%

Three Largest
Accounts Receivable	March 31, 2015	March 31, 2014
Kohler Corporation		$383,589
Commerce Industrial Chemical		57,715
AlphaGary Corporation	36,945	-
Scutter Enterprises LLC	26,600	-
Teck American, Inc.	164,042	203,888
	$227,587	$645,192
% of Total Receivables	43.66%	74.00%

10.           Related Party Transactions:

During the three months ended March 31, 2015 and 2014, the Chairman of the audit committee and compensation committee received $9,000 and $9,000, respectively, for services performed.

During the three months ended March 31, 2015 and 2014, the Company paid $13,710 and $3,732, respectively, to John Lawrence, our President and Chief Executive Officer, as reimbursement for equipment used by the Company.

During the three months ended March 31, 2015 and 2014, the Company paid royalty expenses, based on sales of zeolite, of $13,097, and $15,605, respectively, to a company controlled by the estate of Al Dugan, formerly a significant stockholder and the father of a former director.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

11.           Income Taxes:

The Company has sufficient net operating losses to offset the taxable income from the first quarter of 2015.   During the quarter ended March 31, 2015, and the year ended December 31, 2014, the Company determined that a valuation allowance equal to 100% of any deferred tax asset was appropriate, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of a net deferred tax asset. The net effect is that the deferred tax asset as of December 31, 2014, and any deferred tax assets that may have been incurred since then, are fully reserved for at March 31, 2015.

12.           Stockholder’s Equity:

Issuance of Common Stock for Cash

During the quarter ended March 31, 2014, shareholders exercised their rights to convert warrants into 125,000 shares common stock for $170,000.

Issuance of Common Stock for Payable to Board of Directors

During the quarter ended March 31, 2015, the Board of Directors was issued a total of 183,825 shares of common stock for $125,000 in director’s fees that were payable at December 31, 2014.  In addition during the quarter, the Company accrued $37,500 in directors fees payable that will be paid in common stock.

Issuance of Common Stock for Services

During the quarter ended March 31, 2015, 5,000 shares were issued to Bert Denton for services totaling $2,950.

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company. No warrants were issued or exercised during the quarter ended March 31, 2015.

Transactions in common stock warrants are as follows:

	Number of Warrants	Exercise Prices
Balance, December 31, 2012	1,934,667	$.25 - $4.50
Warrants issued	629,740	$1.20-$1.60
Warrants exercised	(25,000)	$1.20
Warrants expired	(50,000)	$4.50
Balance, December 31, 2013	2,489,407	$0.25 - $4.50
Warrants exercised	(310,625)	$1.20-$1.60
Warrants expired	(1,415,865)
Balance, December 31, 2014	762,917	$0.25 - $4.50
No activity	-
Balance, March 31, 2015	726,917	$0.25 - $4.50

The above common stock warrants expire as follows:
Year ended December 31:
2015	476,917	$4.50
Thereafter	250,000	$0.25
	726,917

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

Segment disclosure regarding sales to major customers is located in Notes 9.

	As of March 31, 2015	As of December 31, 2014
Properties, plants and equipment, net:
Antimony
United States	$1,921,744	$1,936,894
Mexico	10,380,090	9,996,579
Subtotal Antimony	12,301,834	11,933,473
Zeolite	1,533,614	1,578,330
	$13,835,448	$13,511,803

Total Assets:	As of March 31, 2015	As of December 31, 2014
Antimony
United States	$3,465,507	$3,045,426
Mexico	12,824,312	11,415,198
Subtotal Antimony	16,289,819	14,460,624
Zeolite	1,904,443	2,084,407
	$18,194,262	$16,545,031

	For the three Months Ended
Capital expenditures:	March 31, 2015	March 31, 2014
Antimony
United States	$-	$58,541
Mexico	527,185	227,589
Subtotal Antimony	527,185	286,130
Zeolite	11,285	29,057
Total	$538,470	$315,187

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.           Business Segments, Continued:

Segment Operations for the	Antimony	Antimony	Antimony	Bear River
Three Months ended March 31, 2015	USAC	Mexico	Hillgrove	Zeolite	Totals
Total revenues	$2,362,621	$-		$584,760	$2,947,381

Production costs	849,513	1,012,712	247,183	408,338	2,517,746
Depreciation and amortization	16,434	148,875	-	56,000	221,309
Other operating costs	483,024	73,599	-	138,281	649,904
Other operating income	(919,970)	(12,248)	-	-	(932,218)
Total operating expenses (income)	429,001	1,222,938	247,183	602,619	2,456,741

Gross profit (loss)	1,933,620	(1,222,938)	(247,183)	(17,859)	445,640

Other income:	2,651	-	-	517	3,168
Other (expense):	(6,749)	(468)	-	(1,563)	(8,780)

Income (loss) before income taxes	1,929,522	(1,223,406)	(247,183)	(18,905)	440,028

NET INCOME (LOSS)	$1,929,522	$(1,223,406)	$(247,183)	$(18,905)	$440,028

Segment Operations for the	Antimony	Antimony		Bear River
Three Months ended March 31, 2014	USAC	Mexico		Zeolite	Totals
Total revenues	$2,293,865		$-	$658,449	$2,952,314

Production costs	1,427,417	667,706		372,181	$2,467,304
Depreciation and amortization	16,165	116,406		54,902	187,473
Other operating costs	393,763	131,890		123,159	648,813
Other operating income	-	(5,451)	-	-	(5,451)
Total operating expenses	1,837,345	910,551	-	550,242	3,298,139

Gross profit (loss)	456,520	(910,551)	-	108,207	(345,825)

Other income (expense):	(12,631)	-		285	(6,895)

Income (loss) before income taxes	443,889	(910,551)	-	108,492	(358,170)

NET INCOME (LOSS)	$443,889	$(910,551)	$-	$108,492	$(358,170)

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

Table of Precious Metals Sales

Precious Metals Sales					Quarter 1
Silver/Gold	2011	2012	2013	2014	2015

Montana
Ounces Gold Shipped (Au)	161.71	102.32	59.74	64.77	20.08
Ounces Silver Shipped (Ag)	17,472.99	20,237.70	22,042.46	29,480.22	8671.86

Revenues	$667,813	$647,554	$347,016	$461,083	$122,710
Mexico
Ounces Gold Shipped (Au)			1.780
Ounces Silver Shipped (Ag)			1,053.240
Revenues			$22,690

Total Revenues	$667,813	$647,554	$369,706	$461,083	$122,710

ITEM 2.                      Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Results of Operations by Division
Antimony - Combined USA	1st Qtr	1st Qtr
and Mexico	2015	2014
Lbs of Antimony Metal Canada	418,008	289,291
Lbs of Antimony Metal Mexico:	103,948	151,927
Total Lbs of Antimony Metal Sold	521,956	441,218
Sales Price/Lb Metal	$4.29	$4.85
Net income (loss)/Lb Metal	$0.88	$(1.06)

Gross antimony revenue - net of discount	2,239,956	2,137,764
Precious metals revenue	122,665	156,101
Production costs - USA	(849,513)	(1,427,417)
Product cost - Mexico	(840,400)	(667,706)
Direct sales and freight	(94,088)	(62,535)
General and administrative - operating	(91,599)	(102,405)
Mexico non-production costs	(419,495)	(77,468)
General and administrative - non-operating	(379,136)	(297,459)
Gain on liability reduction	927,018
Net interest and gain on sale of asset	7,550	7,034
EBITDA	622,958	(334,091)
Depreciation & amortization	(164,025)	(132,571)
Net income (loss) - antimony	$458,933	$(466,662)

Zeolite
Tons sold	3,032	3,350
Sales Price/Ton	$192.86	$196.55
Net income (Loss)/Ton	$(6.24)	$32.39

Gross zeolite revenue	584,760	658,449
Production costs	(428,547)	(372,181)
Direct sales and freight	(42,489)	(38,171)
Royalties	(65,279)	(69,498)
General and administrative	(11,741)	(16,266)
Net interest	391	1,061
EBITDA	37,095	163,394
Depreciation	(56,000)	(54,902)
Net income (loss) - zeolite	$(18,905)	$108,492

Company-wide
Gross revenue	$2,947,381	$2,952,314
Production costs	(2,118,460)	(2,467,304)
Other operating costs	(712,950)	(350,077)
General and administrative - non-operating	(390,877)	(313,725)
Gain on liability reduction	927,018
Net interest	7,941	8,095
EBITDA	660,053	(170,697)
Income tax benefit (expense)
Depreciation & amortization	(220,025)	(187,473)
Net income (loss)	$440,028	$(358,170)

ITEM 2.                      Management’s Discussion and Analysis of Results of Operations and Financial Condition,  continued:

For the first quarter of 2015, we realized a net income of $440,028 on sales of $2,947,381, compared to a loss of $358,170 in the first quarter of 2014 on sales of $2,952,314. The profit was due to a negotiated adjustment of $914,770 to the Company’s cost of raw materials. The gain from the price adjustment has been reported as other operating income.

Our cost of revenues was greater than revenues in the first quarter of 2015 primarily due to:

1.	the decline in the price of antimony metal from $4.82 during the first quarter of 2014 to $4.29 in the first quarter of 2015, a decrease of $.53 per lb (11%).
2.
the amount of metal produced and sold from Mexico was approximately 104,000 pounds for the first quarter of 2015 compared to approximately 152,000 pounds produced and sold for the first quarter of 2014.  The production from Mexico would have been greater except that by February 14, 2015 all furnaces at Madero were processing Australian concentrates. Unfortunately, the Australian production was put in inventory, and no profit was realized on it.

3.
the cost of running Australian concentrates in 12 small USAC furnaces when one large furnace could have been used to replace 20 small furnaces at a much lower cost due to savings in fuel, electricity, operating time holding costs associated with the Los Juarez property in Mexico listed as “Mexican  non-production costs”  were expensed against production.

4.	holding costs associated with the Los Juarez property in Mexico listed as “Mexican non-production costs” were expensed against production.
5.
the costs related to a lapse of our Mexican IMMEX certification (IMMEX certification allows a foreign corporation to not pay an import tax of 16% of the declared value of the import) that amounted to $154,111.

6.	488,000 pounds of antimony metal in concentrates were imported and processed but the Company does not realize the 9.5% fee until the inventory is sold.
7.	non-cash expenses of $220,025 for depreciation and amortization.

USAC’s precious metals revenue in the first quarter of 2015 was $122,665 which was equivalent to $.235 per pound of antimony sold. The pounds of antimony produced and sold during Q1 2015 was 521,956 pounds for $2,239,956, and the sales for Q1 2014 were 441,218 pounds for $2,137,764, an increase of 18% in pounds but only an increase of 5% in dollar sales due to the price decrease of $.53 per pound from Q1 2014 compared to Q1 2015.   During Q1 2015 the cost of production in the USA was $849,513 compared to $1,427,171 for the same quarter in the prior year, a decrease of $577,658, or 40%, primarily due to the decrease in raw material and propane costs.

The non-production costs in Mexico for the three months ended March 31, 2015 were $419,495 compared to $77,468 for the three months ended March 31, 2014, which, as noted above, was due to running 12 small furnaces instead of the designed Hillgrove large furnace that will do the work of 20 small furnaces at a fraction of the cost of multiple small furnaces.

USAC entered an agreement with Hillgrove Mines PTY LTD of Australia to process 200 metric tons of antimony concentrates per month containing 60% antimony and 20 grams of gold (0.64 oz) through a new plant in Mexico that USAC would build and dedicate to Hillgrove. On an annual basis, this would amount to 3,000,000 pounds of antimony and 1,500 ounces of gold. Before the plant was finished, Hillgrove had shipped 682 tons of concentrates. USAC used all their furnaces in Mexico and 30-40% of their furnace capacity in Montana to process the concentrate. As a result, the USAC Mexican production was down significantly, and the company-wide inventory of work in progress went up to 798,826 pounds of antimony at a value of $2,214,722.

ITEM 2.                      Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

    USAC’ Los Juarez property in Queretaro, Mexico exposes mineralization for approximately 3.5 kilometers and for widths up to 1 kilometer. Previously, the deposit has been reported as a layered deposit (manto) up to 6 meters thick with silver and antimony. The property has been abandoned by major mining companies unable to solve the metallurgical problems. After 11 years and many millions of dollars, USAC has reported that:

1.	the property is predominantly a gold property with substantial credits in silver and minor credits in antimony
2.	that the property is not a manto deposit but a series of deep- seated silica- rich pipes that carry the mineralization vertically for many meters
3.
that the Company has pilot tested every aspect of the project including the mining, milling, and smelting, and believes it has solved the metallurgical problems.  The Company will bring its Puerto Blanco150 ton per day pilot mill on stream after permitting a cyanide leach plant at Puerto Blanco and other equipment at its Madero smelter.

    A shallow reconnaissance drilling program has begun to delineate the higher grade zones for mining to provide raw material to the Puerto Blanco pilot mill in Guanajuato, Mexico and to direct the deeper drilling of the deposit in the future. To date, less than 5% of the property has been drilled. Eighty one holes were drilled, and with the exception of 5 holes that were drilled to 3-5 meters, the holes were drilled to a total depth of 0.8-2 meters. Six of the drill holes were in mine pit areas, and the balance of the holes were all in unexplored areas over a distance of 1,600 meters. Most of the holes showed anomalous values of gold, silver, or antimony, or two or three of these metals in combination. Following are some of the assays from the drill hole intercepts (values are per metric ton):

Hole	Interval meters	Gold opt	Gold g/t	Silver opt	Silver g/t	Antimony %
LJ8	1.5-3	0.268	8.33	6.17	191.89	0.280
LJ8	3-4.5	0.712	22.14	7.75	241.03	0.235
SJ23	0-1	0.010	0.31	10.5	326.6	1.19
SJ31	0-.8	<0.002	<0.06	14.5	451.0	0.853
SJ36	0-1	<0.002	<0.06	6.88	214.0	0.571
SJ38	0-1	<0.002	<0.06	4.02	125.0	0.445
SJ51	0-1.2	0.168	5.225	2.46	76.5	0.0930
SJ54	0-1	0.448	13.93	3.52	109.5	0.106
SJ54	1-2	0.186	5.785	2.41	74.95	0.0681
SJ54A	1-2	0.174	5.411	1.90	55.1	0.0856
SJ54B	0-1	0.812	25.253	2.06	64.1	0.9068
SJ54B	1-2	0.650	20.215	2.35	73.09	0.0800
SJ54C	0-1	0.276	8.639	0.844	26.25	0.1130
SJ54C	1-2	0.476	14.804	2.40	74.64	0.0985
SJ54D	0-1	0.236	7.340	0.706	21.96	0.0788
SJ54E	0-1	0.182	5.660	0.218	6.78	0.0415
SJ54G	0-1	0.326	10.139	0.438	13.62	0.107
SJ56	0-1	0.500	15.55	3.73	116.0	0.274
SJ56	1-2	0.436	13.560	3.89	120.98	0.256
SJ56A	1-2	0.110	3.421	3.78	117.6	0.0811
SJ56D	0-1	0.176	5.474	0.94	29.2	0.126
SJ56E	0-1	0.126	3.191	1.15	35.8	0.064
SJ56F	0-1	0.134	4.167	1.04	32.3	0.219
SJ57	0-1	0.124	3.856	2.17	67.49	0.082
SJ57	1-2	0..224	6.966	4.03	125.3	0.0616

SJ60	0-1.2	<0.002	<0.06	9.95	309.4	0.546
SJ70	0-1	0.530	16.483	1.44	44.78	0.549
SJ70	1-2	0.214	6.655	0.932	29.2	0.014
SJ72	0-.8	0.106	3.297	0.208	6.5	0.052
SJ74	0-1	0.334	10387	1.56	48.5	0.113
SJ77	0-1	0.180	5.598	3.`6	90.3	0.0927
SJ77	1-2	1.30	40.43	7.29`	226.7	0.0833
SJ78	0-.8	0.700	21.77	7.02	2118.3	0.112
SJ79	0-.1.2	0.226	7.029	1.59	49.4	0.091
SJ80	0-1.2	1.20	37.32	7.65	237.9	0.152
SJ82	0-1.4	0.152	4.727	1.30	40.4	0.0701

Legend:  OPT = ounces per ton, G/T = grams per ton

These assays were reported by American Analytical Services of Osburn, Idaho and have been confirmed by ALS Minerals of Reno, Nevada and the Norris Lab of Norris, Montana. The initial drilling has identified mine areas and other areas with high grade mineralization. The drilling program continues and  more assays will be reported to shareholders. USAC claims no reserves per SEC definitions, and the drilling does not comply with NI 43-101.

The excess Mexico production costs are primarily due to holding costs from inactivity at the Los Juarez mine and the Puerto Blanco mill, and the loss of production at the Madero smelter from metalurgical testing and experimenting with various production methods and formulas.

Zeolite sales for the quarter ending March 31, 2015 were 3,032 tons for $584,760 compared to 3,350 tons for $658,449 for the same period in 2014.  The first quarter of 2015 realized a loss of $18,905 compared to a net profit of $108,492 for the first quarter of 2014. The average sales price for Q1 2015 was $192.86 compared to$196.5 per ton for the same period of the prior year. The loss is attributed to a decrease in production and sales that resulted from a new plant manager who is learning the intricacies of running the plant.

Our general and administrative costs and professional fees were $382,525 for the three months ended March 31, 2015 compared to $298,735 for the prior year period, an increase of $86,790 or 29%. Management is seeking ways to bring these costs down.

Financial Condition and Liquidity
	March 31, 2015	December 31, 2014
Current Assets	$3,596,561	$2,417,806
Current liabilities	(2,817,805)	(2,209,656)
Net Working Capital	$778,756	$208,150

Cash provided (used) by operations	$(327,512)	$(830,222)
Cash used for capital outlay	(527,845)	(1,834,135)
Cash provided (used) by financing:
Proceeds from notes payable to bank	71,906	-
Payment of notes payable to bank	-	(138,520)
Principal paid on long-term debt	(14,149)	(129,530)
Proceeds from long-term debt	-	130,000
Proceeds from Hillgrove	810,003	-
Sale of Stock	-	3,070,134
Other	-	(164,387)
Net change in cash	$12,403	$103,340

ITEM 2.                      Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Our net working capital increased by approximately $767,000 from December 31, 2014.  Our cash increased by approximately $12,000 during the same period.  The increase in our net working capital was primarily due to approximately a $917,000 reduction of our liability for raw material, an increase of approximately $339,000 for prepaid costs associated with processing the Hillgrove concentrate, and approximately an $873,000 increase in our inventory. An increase in accounts payable and accrued liabilities of approximately $540,000 and $108,000 paid for capital items decreased our working capital. We have estimated commitments for construction and improvements, including $500M to finish building and installing the Hillgrove furnaces and equipment at Madero, Mexico, of approximately $600M over the next twelve months. The cash for the Hillgrove capital improvements will come from the expected refund of IVA taxes presently deposited with the Mexican tax authorities, and from further advances of capital from Hillgrove.  We believe that with our current cash balance, along with the future cash flow from operations, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months.  We have lines of credit of $202,000 which have been drawn down by $71,906 at March 31, 2015.

      ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

We sell our antimony products based on a world market price, and we buy a majority of our raw material based on the same market prices.  Analysis of our costs indicate that, for the quarter ended March 31, 2015, raw materials were approximately 50% of our cost of goods sold.  Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production.  During the quarter ending March 31, 2015, a $2 per pound decrease in our sales price would have likely caused our gross profit to decrease $1 per pound.

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

There were no significant changes made to internal controls for the quarter ended March 31, 2015.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date: May 11, 2015	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President
(Principal Executive)

Date: May 11, 2015	By:	/s/ Daniel L. Parks
Daniel L. Parks, Chief Financial Officer

Date: May 11, 2015	By:	/s/ Alicia Hill
Alicia Hill, Controller