Form 10-Q
period 2015-06-30
UNITED STATES ANTIMONY CORP
filed 2015-08-10
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

YES	X	No

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.

YES	No	X

At August 10, 2015, the registrant had outstanding 66,216,278 shares of par value $0.01 common stock.

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

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED JUNE 30, 2015
(UNAUDITED)

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)	1-13

Item 2: Management’s Discussion and Analysis of Results of Operations and
Financial Condition	13-16

Item 3: Quantitative and Qualitative Disclosure about Market Risk	16

Item 4: Controls and Procedures	16-17

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	18

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3: Defaults upon Senior Securities	18

Item 4: Mine Safety Disclosures	18

Item 5: Other Information	18

Item 6: Exhibits and Reports on Form 8-K	18

SIGNATURE	19

CERTIFICATIONS	20-25

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
	(Unaudited) June 30, 2015
		December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$74,125	$123,683
Certificates of deposit	250,180	249,147
Accounts receivable, net	899,831	454,674
Inventories	2,316,266	1,433,539
Other current assets (Note 6)	441,602	42,626
Total current assets	3,982,004	2,303,669

Properties, plants and equipment, net	13,984,812	13,511,803
Restricted cash for reclamation bonds	75,754	75,754
Other assets	612,882	653,805
Total assets	$18,655,452	$16,545,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,297,779	$1,821,673
Due to factor	154,791	13,314
Accrued payroll, taxes and interest	168,668	135,245
Other accrued liabilities	59,717	38,811
Payables to related parties	38,585	8,357
Deferred revenue	195,007	115,962
Note payable to bank (Note 7)	97,297	-
Long-term debt, current	232,071	159,278
Total current liabilities	3,243,915	2,292,640

Long-term debt, net of discount and current portion	632,047	715,328
Hillgrove advances payable	1,080,979	161,339
Stock payable to directors for services	75,000	125,000
Asset retirement obligations and accrued reclamation costs	257,759	255,190
Total liabilities	5,289,700	3,549,497
Commitments and contingencies (Note 4 and 6)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $900,000 and $892,500,
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $4,837,880 and $4,796,731, respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
66,216,278 and 66,027,453 shares issued and outstanding, respectively	662,162	660,274
Additional paid-in capital	35,866,734	35,740,671
Notes receivable from stock sales	(150,000)	(150,000)
Accumulated deficit	(23,039,932)	(23,282,199)
Total stockholders' equity	13,365,752	12,995,534
Total liabilities and stockholders' equity	$18,655,452	$16,545,031

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

REVENUES	$3,400,294	$2,270,143	$6,347,675	$5,222,457

COST OF REVENUES	3,307,858	2,409,000	6,359,292	5,413,854

GROSS PROFIT (LOSS)	92,436	(138,857)	(11,617)	(191,397)

OPERATING EXPENSES (INCOME):
General and administrative	296,107	244,726	566,843	452,223
Professional fees	30,583	27,084	142,372	118,322
Gain on liability adjustment (Note 3)	-	-	(914,967)	-
Hillgrove deferred revenue (Note 9)	(46,088)	-	(58,139)	-
Gain on sale of assets	-	-	(5,200)	(5,450)
TOTAL OPERATING EXPENSES (INCOME)	280,602	271,810	(269,091)	565,095

INCOME (LOSS) FROM OPERATIONS	(188,166)	(410,667)	257,474	(756,492)

OTHER INCOME (EXPENSE):
Interest income	1,939	31	5,107	2,789
Interest expense	(204)	(649)	(630)	(763)
Factoring expense	(11,330)	(12,987)	(19,684)	(27,976)
TOTAL OTHER INCOME (EXPENSE)	(9,595)	(13,605)	(15,207)	(25,950)

INCOME (LOSS) BEFORE INCOME TAXES	(197,761)	(424,272)	242,267	(782,442)

INCOME TAX (EXPENSE) BENEFIT	-	-	-	-

NET INCOME (LOSS)	(197,761)	(424,272)	242,267	(782,442)
Preferred dividends	(12,162)	(12,162)	(24,325)	(24,325)

Net income (loss) available to common stockholders	$(209,923)	$(436,434)	$217,943	$(806,767)

Net income (loss) per share of
common stock:
Basic	$ Nil	$(0.01)	$ Nil	$(0.01)
Diluted	$ Nil	$(0.01)	$ Nil	$(0.01)

Weighted average shares outstanding:
Basic	66,216,278	63,425,109	66,130,650	63,336,630
Diluted	66,216,278	63,425,109	66,300,522	63,336,630

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities:
Net income (loss)	$242,267	$(782,442)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization expense	442,400	372,819
Gain on sale of asset	(5,200)	(5,450)
Hillgrove deferred revenue	(58,139)	-
Gain on liability adjustment	(914,967)	-
Accretion of asset retirement obligation	2,569	(4,810)
Write down of other assets	69,228	-
Common stock issued for services	2,950	19,800
Change in:
Accounts receivable, net	(445,157)	(178,053)
Inventories	(882,727)	(109,266)
Other current assets	(400,009)	(39,270)
Other assets	(28,305)	(33,545)
Accounts payable	1,391,073	820,445
Due to factor	141,477	(4,605)
Accrued payroll, taxes and interest	33,423	88,921
Other accrued liabilities	20,906	17,634
Stock payable to Directors for services	75,000	-
Deferred revenue	137,184	(18,000)
Payables to related parties	30,228	20,462
Net cash provided (used) by operating activities	(145,799)	164,640

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(894,158)	(632,278)
Proceeds from sale of assets	5,200	-
Net cash used by investing activities	(888,958)	(632,278)

Cash Flows From Financing Activities:
Proceeds from issuance of long term debt	-	130,000
Proceeds from note payable to bank	97,297	-

Proceeds from Hillgrove advances payable	919,640	-
Net proceeds from sale of common stock	-	1,937,165
Proceeds from related party, net	-	50,000
Principal paid notes payable to bank, net	-	(38,520)
Principal payments on long-term debt	(31,738)	(59,874)
Net cash provided by financing activities	985,199	2,018,771

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,558)	1,551,133
Cash and cash equivalents at beginning of period	123,683	20,343
Cash and cash equivalents at end of period	$74,125	$1,571,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Properties, plants and equipment acquired with long-term debt		$19,040
Common stock issued to Directors	$125,000
Common stock issued for debt payment		$330,000
Equipment sold for note receivable		$10,000
Common stock issued for notes receivable		$150,000

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

Reclassifications

Certain consolidated financial statement amounts for the three and six month periods ended June 30, 2014, have been reclassified to conform to the 2015 presentation.  These reclassifications had no effect on the net income (loss) or accumulated deficit as previously reported.

Management estimates the effective tax rate at 0% for the current year.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

During the six months ended June 30, 2015 and 2014, the Company incurred interest expense of $25,295 and $53,326, respectively, of which $25,113 and $52,563, respectively, has been capitalized as part of the cost of construction projects in Mexico.

2.    Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Warrants equal to common stock equivalents of 169,872 shares have been added to the weighted average shares of outstanding common stock of 66,130,650 at June 30, 2015, to determine the diluted income per share for the six months ended June 30, 2015. Management has determined that the calculation of diluted earnings per share for the quarter ended June 30, 2015 and the six and three month period ended June 30, 2014, is not applicable since any additions to outstanding shares related to common stock equivalents would be anti-dilutive.

As of June 30, 2015 and 2014, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	June 30, 2015	June 30, 2014
Warrants	250,000	2,039,407
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,001,005	3,790,412

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

3.	Inventories:

Inventories at June 30, 2015 and December 31, 2014, consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at June 30, 2015 and December 31, 2014, is as follows:

	June 30, 2015	December 31, 2014
Antimony Metal	$404,476	$40,352
Antimony Oxide	584,385	718,982
Antimony Concentrates	538,646	33,545
Antimony Ore	650,820	447,262
Total antimony	2,178,327	1,240,141
Zeolite	137,939	193,398
	$2,316,266	$1,433,539

During the first quarter of 2015 the Company discovered it had been overcharged for raw material purchases from a vendor.  The Company brought the matter to the vendor’s attention and received a $927,018 credit to accounts payable due the vendor that has been recorded as gain on liability adjustment during the six months ended June 30, 2015.

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

Accounts Receivble	June 30, 2015	December 31, 2014
Accounts receivable - non factored	$749,072	$445,391
Accounts receivable - factored with recourse	154,790	13,314
less allowance for doubtful accounts	(4,031)	(4,031)
Accounts receivable - net	$899,831	$454,674

5.	Mineral Properties:

Guadalupe

On March 7, 2012 and on April 4, 2012 the Company entered into a supply agreement and a loan agreement, respectively, (“the Agreements”) with several individuals collectively referred to as ‘Grupo Roga’ or ‘Guadalupe.’  The individuals are the holders of mining concessions located in Mexico in which the Company is interested.  The supply agreement specified that the Company would advance monies to Guadalupe for specific expenses, including repairs of road and payment of mining taxes.  In addition, the Company agreed to purchase antimony ore mined at Guadalupe and pay for mining and trucking costs incurred with the condition that the ore maintain a grade of 3% or more of recoverable antimony. The advances are to be repaid by deducting 10% from the value of each antimony ore shipment. During the first six months of 2015 and 2014, the recoverable grade of antimony was less than 3% and the amounts due the Company from Guadalupe increased as a result of recoverable antimony shortfalls. Negotiations between the Company and Grupo Roga during the second quarter of 2015 resulted in a write down of other assets $69,228.

The Agreements with Guadalupe granted the Company an option to purchase the concessions outright for $2,000,000. The Agreements also provide that in event of a breach of the terms by Guadalupe that the Company has a right to enter the property and take possession of the mining concessions. The advances are collateralized by a mortgage on the concessions.  As of June 30, 2015 and December 31, 2014, the Company had cumulative loans and advances due from Guadalupe of $586,893 and $605,737, respectively, included in its other assets.

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

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

5.	Mineral Properties, Continued:

On August 5, 2013, the Company notified the owners of Soyatal that it was exercising the option to purchase the Soyatal property. The option exercise agreement allowed the Company to apply all amounts previously due the Company (the “Purchase Price Credits”) by Soyatal of $420,411 to the purchase price consideration. At December 31, 2013, the Company had Purchase Price Credits of approximately $325,000 which can be used as payments on the obligation at the rate of $100,000 per year until gone.  The Company is obligated to make payments of $200,000 annually through 2020, and a final payment of $100,000 is due in 2021.  The debt payable for the Soyatal mine is non-interest bearing. In 2013, the Company recorded the debt and the related Soyatal mine asset by determining the net present value of the contractual stream of payments due using a 6% discount rate. The resulting discount on the Soyatal debt was approximately $212,000 at December 31, 2013, and is netted against the debt payable resulting in a discounted amount of $762,541 at December 31, 2013. The discount is being amortized to interest expense using the effective interest method over the life of the debt.

During 2014, $45,752 of the discount was amortized to the Soyatal debt, resulting in a discounted amount owed of $808,293 and a remaining debt discount of approximately $166,248 at December 31, 2014.  The Company agreed to pay the Soyatal debt holder $100,000 during 2014 as part of the down payment agreement, and at June 30, 2015, $7,605 of this amount was still owed.  In addition, the Company did not make the $100,000 payment due in January of 2015.  The Company has begun making payments of $5,000 per month that have been informally agreed to by the parties while the future payment terms of the Soyatal debt are negotiated.  These payments have been recorded as reductions to the obligation the Company agreed to pay in 2014 as noted above.

6.   Commitments and Contingencies:

In 2005,  Antimonio de Mexico S.A. de C.V. (“AM”) signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for annual payments.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the six months ended June 30, 2015 and the year ended December 31, 2014, $25,000 and $200,000, respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.  At June 30, 2015, the following payments are scheduled: $25,000 on July 15, 2015, $25,000 on August 15, 2015 and $25,000 on September 15, 2015, and $192,000 on December 15, 2015.

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico.  The lease calls for a mandatory term of one year and requires payments of $34,800 per month.  The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms.   The lease was renewed in June of 2014.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”).  Using appropriate regulatory channels, management may contest these proposed assessments, and has accrued $716 and, $0, in other accrued liabilities as of June 30, 2015, and December 31, 2014, respectively, related to these settled claims.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6. Commitments and Contingencies, Continued:

During the first quarter of 2015, the Company discovered that our IMMEX certification had expired and that the Company would be required to renew it.  Without the IMMEX certification, the Company was required to pay the national sales tax of 16% on all items that the Company imports into Mexico, including  capital items and the concentrates from Hillgrove of Australia.  IMMEX requires that the Company export a minimum of 60% of everything that is imported into Mexico.  The Company has not met this requirement at this time.  At June 30, 2015, the Company had approximately $354,000, included in other current assets, on deposit with the Mexican tax authorities, and the Company believes that this will ultimately be refunded.  The Company’s accountants and attorneys in Mexico are working on the refund application.

7.  Note Payable to Bank:

During 2012, the Company negotiated a new credit facility increasing the Company’s lines of credit by $202,000.  As part of this agreement, the Company has pledged two $101,000 certificates of deposit as collateral.  The increased loan facility allows us access to borrowings at an interest rate of 5.0% for the portion of the credit line used.  At June 30, 2015, we had drawn $97,297, which was reported as notes payable to bank. These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors.

At June 30, 2015 and December 31, 2014, the Company had the following note payable to the bank:

	June 30, 2015	December 31, 2014
Promissory note payable to First Security Bank of Missoula,
bearing interest at 5.0%, maturing February 27, 2016,
payable on demand, collateralized by a lien on Certificate of
Deposit number 48615	$97,297	$0

Total note payable to bank	$97,297	$0

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8.           Long – Term Debt:

Long-Term debt at June 30, 2015 and December 31, 2014, is as follows:	June 30,		December 31,
	2015		2014
Note payable to Wells Fargo Bank, bearing interest at 4%;
payable in monthly installments of $477; maturing
December 2016; collateralized by equipment.	$7,482		$10,245
Note payable to Western States Equipment Co., bearing interest at 6.15%; payable in monthly installments of $2,032; maturing
June 2015; collateralized by equipment.			11,977
Note payable to BMT Leasing, bearing interest
at 13.38%; payable in monthly installments of $786; maturing
December 2015; collateralized by equipment.	4,346		9,254
Note payable to Catepillar Financial, bearing interest at 5.95%;
payable in monthly installments of $827; maturing September 2015;
collateralized by equipment.	3,243		8,051
Note payable toDe Lage Landen Financial Services,
bearing interest at 5.30%; payable in monthly installments of $549;
maturing March 2016; collateralized by equipment.	5,359		7,951
Note payable to De Lage Landen Financial Services,
bearing interest at 5.12%; payable in monthly installments of $697;
maturing December 2014; collateralized by equipment.			689
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	14,146		18,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2019, net of discount.	829,542		808,293
	864,118	-	874,606
Less current portion	(232,071)		(159,278)
Long-term portion	$632,047		$715,328

At June 30, 2015, principal payments on debt are due as follows:

Year Ending June 30,
2016	$232,071
2017	102,321
2018	174,589
2019	200,000
2020	155,137

$864,118

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

9.         Hillgrove Advances Payable

On November 7, 2014, the Company entered into a loan and processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) by which Hillgrove will advance the Company funds to be used to expand its smelter in Madero, Mexico, and in Thompson Falls, Montana.  The agreement states that if a stop notice is issued by Hillgrove within one year of the date of the agreement, the Company is only obligated to repay 50% of the funds advanced at that point.  If a stop notice is issued between one year and two years, there is a formula to prorate the repayment amount from 50% to 81.25%.  If a stop order is issued after two years, the repayment obligation is 81.25% of the funds advanced at that point. The Company has recorded the Hillgrove advances payable net of the 18.75% discount on the obligation due if Hillgrove issues a stop order after two years.  As of June 30, 2015, a discount of $116,277 has been recorded as deferred revenue and is being recognized ratably over a two year period; during the six month period ended June 30, 2015; $58,139 was recognized as income.  From the date of the contract through June 30, 2015, Hillgrove has advanced the Company a total of $1,271,821, of which $1,097,405 has been recorded as a long-term liability at June 30, 2015.

10.           Concentrations of Risk:

Sales to Three	For the three Months Ended		For the Six Months Ended
Largest Customers	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Alpha Gary Corporation	$880,515	$660,251	$1,850,475	$1,803,101
East Penn Manufacturing Inc.	332,024	-		-
Kohler Corporation	484,260	376,677	824,733	1,155,443
Agranco		-		250,919
Polymer Products Corporation			430,073
Ampacet Corporation		196,784		-
	$1,696,799	$1,233,712	$3,105,281	$3,209,463
% of Total Revenues	50.10%	54.20%	48.90%	61.40%

Three Largest Accounts Receivable	June 30, 2015	December 31, 2014
Kohler Corporation	$166,109
GE Lighting (LPC)	162,582
Earth Innovations		62,019
Milestone AV Technologies, Inc.		42,075
Sanders Lead Company	161,172
Teck American, Inc.		227,239
	$489,863	$331,333
% of Total Receivables	64.60%	72.87%

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

11.           Related Party Transactions:

During the three and six months ended June 30, 2015 and 2014, the Chairman of the audit committee and compensation committee received $18,000 and $9,000, respectively, for services performed.

During the three and six months ended June 30, 2015 and 2014, the Company paid $5,712 and $19,422 in 2015, and $1,704 and $3,296 in 2014, respectively, to John Lawrence, our President and Chief Executive Officer, as reimbursement for equipment used by the Company.

12.           Income Taxes:

The Company has sufficient net operating losses to offset the taxable income from the first six months of 2015.  During the six months ended June 30, 2015, and the year ended December 31, 2014, the Company determined that a valuation allowance equal to 100% of any deferred tax asset was appropriate, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of a net deferred tax asset. The net effect is that the deferred tax asset as of December 31, 2014, and any deferred tax assets that may have been incurred since then, are fully reserved for at June 30, 2015.

13.           Stockholder’s Equity:

Issuance of Common Stock for Cash

During the six months ended June 30, 2014, the Company sold an aggregate of 1,217,571 shares of its common stock for $1.40 per share. The sales resulted in $1,698,166 of net proceeds to the Company.

During the quarter ended March 31, 2014, shareholders exercised their rights to convert warrants into 125,000 shares common stock for $170,000.

Issuance of Common Stock for Payable to Board of Directors

During the quarter ended March 31, 2015, the Board of Directors was issued a total of 183,825 shares of common stock for $125,000 in director’s fees that were payable at December 31, 2014.  In addition during the quarter, the Company accrued $75,000 in directors fees payable that will be paid in common stock.

Issuance of Common Stock for Services

During the quarter ended March 31, 2015, 5,000 shares were issued to Bert Denton for services totaling $2,950.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.           Stockholder’s Equity (Continued):

Issuance of Common Stock for Notes Payable

In the fourth quarter of 2013, the Company borrowed $150,000 from Mr. and Mrs. Robert Detwiler, stockholders of the Company. Prior to the end of 2013, the Detwiler’s converted their notes into 120,000 shares common stock and 60,000 stock purchase warrants. The terms of the conversion were identical to those offered other investors that purchased common stock and warrants near the time of the conversion and no gain or loss on the conversion resulted. During the three months ended June 30, 2014, the Company issued 235,717 shares of its commons stock to Mr. and Mrs. Robert Detwiler and two other shareholders in satisfaction of $330,000 of additional debt that the Detwiler’s and two other shareholders had loaned the Company. Again, the terms of the share payment were identical to those offered other investors that purchased common stock during the second quarter offering.  The notes receivable of $120,000 from the Detwilers are not included in assets, and are treated as a reduction of equity according to generally accepted accounting principles.

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company. No warrants were issued or exercised during the six months ended June 30, 2015.  476,917 warrants exercisable at $4.50 per share expired in the second quarter of 2015.

Transactions in common stock warrants are as follows:

	Number of Warrants	Exercise Prices
Balance, December 31, 2012	1,934,667	$.25 - $4.50
Warrants issued	629,740	$1.20-$1.60
Warrants exercised	(25,000)	$1.20
Warrants expired	(50,000)	$4.50
Balance, December 31, 2013	2,489,407	$0.25 - $4.50
Warrants exercised	(346,625)	$1.20-$1.60
Warrants expired	(1,415,865)
Balance, December 31, 2014	726,917	$0.25 - $4.50
Warrants expired	(476,917)
Balance, June 30, 2015	250,000	$0.25

The above common stock warrants expire as follows:
Year ended December 31:

No Expiration Date	250,000	$0.25
	250,000

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.           Business Segments:

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

Segment disclosure regarding sales to major customers is located in Notes 10.

	As of June 30, 2015	As of December 31, 2014
Properties, plants and equipment, net:
Antimony
United States	$1,907,244	$1,936,894
Mexico	10,577,765	9,996,579
Subtotal Antimony	12,485,009	11,933,473
Zeolite	1,499,803	1,578,330
	$13,984,812	$13,511,803

Total Assets:	As of June 30, 2015	As of December 31, 2014
Antimony
United States	$3,475,624	$3,045,426
Mexico	13,237,965	11,415,198
Subtotal Antimony	16,713,589	14,460,624
Zeolite	1,941,863	2,084,407
	$18,655,452	$16,545,031

	For the Six Months Ended
Capital expenditures:	June 30, 2015	June 30, 2014
Antimony
United States	$-	$73,893
Mexico	860,684	527,003
Subtotal Antimony	860,684	600,896
Zeolite	33,474	50,422
Total	$894,158	$651,318

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.           Business Segments, Continued:

Segment Operations for the	Antimony	Antimony	Bear River
Three Months ended June 30, 2015	USAC	Mexico	Zeolite	Totals
Total revenues	$2,806,392	$12,248	$581,850	$3,400,490

Production costs	1,297,562	1,198,647	239,040	2,735,249
Depreciation and amortization	14,500	151,875	56,000	222,375
Other operating costs	159,790	88,251	117,135	365,176
Other operating income	-	(46,088)	-	(46,088)
Total operating expenses	1,471,852	1,392,685	412,175	3,276,712

Income (loss) from operations	1,334,540	(1,380,437)	169,675	123,778

Other income (expense):	(284,029)	(21,992)	(15,518)	(321,539)

Income (loss) before income taxes	1,050,511	(1,402,429)	154,157	(197,761)

NET INCOME (LOSS)	$1,050,511	$(1,402,429)	$154,157	$(197,761)

Segment Operations for the	Antimony	Antimony	Bear River
Three Months ended June 30, 2014	USAC	Mexico	Zeolite	Totals
Total revenues	$1,774,249		$495,894	$2,270,143

Production costs	956,644	904,029	360,560	2,221,233
Depreciation and amortization	15,585	116,879	55,302	187,766
Other operating costs	251,805	17,082	16,560	285,447
Total operating expenses	1,224,034	1,037,990	432,422	2,694,446

Income (loss) from operations	550,215	(1,037,990)	63,472	(424,303)

Other income (expense):	31	-	-	31

Income (loss) before income taxes	550,246	(1,037,990)	63,472	(424,272)

NET INCOME (LOSS)	$550,246	$(1,037,990)	$63,472	$(424,272)

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.           Business Segments, Continued:

Segment Operations for the	Antimony	Antimony	Bear River
Six Months ended June 30, 2015	USAC	Mexico	Zeolite	Totals
Total revenues	$5,168,816	$12,248	$1,166,611	$6,347,675

Production costs	2,147,075	2,458,345	647,378	5,252,798
Depreciation and amortization	29,650	300,750	112,000	442,400
Other operating costs	295,997	122,985	245,112	664,094
Other operating income	(914,967)	(58,139)	-	(973,106)
Total operating expenses	1,557,755	2,823,941	1,004,490	5,386,186

Income (loss) from operations	3,611,061	(2,811,693)	162,121	961,489

Other income (expense):	(631,028)	(61,325)	(26,869)	(719,222)

Income (loss) before income taxes	2,980,033	(2,873,018)	135,252	242,267

NET INCOME (LOSS)	$2,980,033	$(2,873,018)	$135,252	$242,267

Segment Operations for the	Antimony	Antimony	Bear River
Six Months ended June 30, 2014	USAC	Mexico	Zeolite	Totals
Total revenues	$4,068,114	$-	$1,154,343	$5,222,457

Production costs	2,514,217	1,683,987	840,410	5,038,614
Depreciation and amortization	31,750	230,865	110,204	372,819
Other operating costs	529,626	39,140	32,939	601,705
Total operating expenses	3,075,593	1,953,992	983,553	6,013,138

Income (loss) from operations	992,521	(1,953,992)	170,790	(790,681)

Other income (expense):	1,614	5,450	1,175	8,239

Income (loss) before income taxes	994,135	(1,948,542)	171,965	(782,442)

NET INCOME (LOSS)	$994,135	$(1,948,542)	$171,965	$(782,442)

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

Results of Operations by Division

Antimony - Combined USA	2nd Qtr	2nd Qtr	Six Months	Six Months
and Mexico	2015	2014	2015	2014
Lbs of Antimony Metal USA	313,547	235,382	731,555	524,674
Lbs of Antimony Metal Mexico	359,338	96,724	463,286	248,650
Total Lbs of Antimony Metal Sold	672,885	332,106	1,194,841	773,324
Sales Price/Lb Metal	$4.06	$4.94	$4.17	$4.89
Net income (loss)/Lb Metal	$(0.52)	$(1.47)	$0.09	$(1.23)

Gross antimony revenue - net of discount	$2,732,757	$1,642,004	$4,984,762	$3,779,768
Precious metals revenue	73,636	132,245	196,301	288,346
Production costs - USA	(1,297,562)	(819,955)	(2,147,075)	(2,247,372)
Product cost - MX (Transfer pricing basis)	(1,198,450)	(432,356)	(1,831,284)	(1,100,062)
Direct sales and freight	(111,239)	(60,322)	(205,327)	(137,094)
General and administrative - operating	(136,803)	(76,367)	(213,655)	(180,581)
Mexico non-production costs		(471,673)	(627,061)	(533,096)
General and administrative - corporate	(307,616)	(268,870)	(701,498)	(566,329)
Gains on liability reduction	58,139		973,106
Net interest and gain on sale of asset	1,595	14	9,146	7,048
EBITDA	(185,543)	(355,280)	437,415	(689,372)
Depreciation & amortization	(166,375)	(132,464)	(330,400)	(265,035)
Net income (loss) - antimony	$(351,918)	$(487,744)	$107,015	$(954,407)

Zeolite
Tons sold	3,931	2,415	6,963	5,765
Sales Price/Ton	$148.02	$205.34	$167.54	$200.23
Net income (Loss)/Ton	$39.22	$26.28	$19.42	$29.83

Gross zeolite revenue	$581,850	$495,894	$1,166,611	$1,154,343
Production costs	(257,877)	(258,942)	(686,424)	(631,123)
Direct sales and freight	(40,028)	(46,485)	(82,517)	(84,656)
Royalties	(58,269)	(55,133)	(123,549)	(124,631)
General and administrative - operating	(15,659)	(15,929)	(27,400)	(32,193)
Net interest	140	(631)	531	429
EBITDA	210,157	118,774	247,252	282,169
Depreciation	(56,000)	(55,302)	(112,000)	(110,204)
Net income (loss) - zeolite	$154,157	$63,472	$135,252	$171,965

Company-wide
Gross revenue	$3,388,243	$2,270,143	$6,347,674	$5,222,457
Production costs	(2,753,889)	(1,511,253)	(4,664,783)	(3,978,557)
Other operating costs	(361,998)	(725,909)	(1,279,509)	(1,092,251)
General and administrative - corporate	(307,616)	(268,870)	(701,498)	(566,329)
Gains on liability reduction	58,139		973,106
Net interest and gain on sale of asset	1,735	(617)	9,677	7,477
EBITDA	24,614	(236,506)	684,667	(407,203)
Depreciation & amortization	(222,375)	(187,766)	(442,400)	(375,239)
Net income (loss)	$(197,761)	$(424,272)	$242,267	$(782,442)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.  Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

The Mexico non-production costs for the six months are primarily due to holding costs from inactivity at the Los Juarez and Wadley mines and the Puerto Blanco mill, and the loss of production at the Madero smelter from metalurgical testing and experimenting with various production methods and formulas during the first quarter of 2015. We did not report non-production costs in Mexico for the three months ended June 30, 2015, because the increased production for the quarter resulted in operating expenses that were less than the sales or transfer price of the products.

Company-Wide

For the first six months of 2015, we realized a net income of $242,267 on sales of $6,347,675, compared to a loss of $782,442 in the first six months of 2014 on sales of $5,222,457. The profit was primarily due to a negotiated adjustment of $914,967 to the Company’s cost of raw materials in the first quarter of 2015. The gain from the price adjustment has been reported as other operating income.

For the second quarter of 2015, we incurred a net loss of $197,761 on sales of $3,400,294, compared to a net loss of $424,272 in the second quarter of 2014 on sales of $2,270,143. The loss was primarily due to a decrease in the sales price of antimony from $4.94 per pound in Q2 of 2014 to $4.06 per pound in Q2 of 2015, a decrease of $0.55 per pound.  The loss for the second quarter of 2015 was after depreciation and amortization of $222,375.

The Company has neither sold stock nor borrowed money for construction since July 2014.  The Corporate objective is to fund the startup of Los Juarez from internal cash flow rather than to dilute the shareholders during the current period where investments into the commodity market are very difficult.

Antimony

Our cost of revenues was greater than revenues in the first six months of 2015 primarily due to the decline in the price of antimony metal from $4.89 during the first six months of 2014 to $4.17 in the first six months of 2015, a decrease of $0.72 per lb (14.7%).  The price decrease for the same periods second quarter was $0.88, a decrease of nearly18%.

The amount of metal produced and sold from Mexico was approximately 359,000 pounds for the second quarter of 2015 compared to approximately 97,000 pounds produced and sold for the second quarter of 2014.  The increased production from Mexico was primarily because all furnaces at Madero were processing Australian concentrates.

Approximately 720,000 pounds of antimony metal in concentrates were imported from Hillgrove Mines PTY during the first six months of 2015. Approximately 540,000 pounds of Hillgrove product was processed but the Company does not realize the 9.5% fee until the inventory is sold.

During the second quarter of 2015 we sold 672,685 pounds of antimony, an increase of 340,579 pounds (102%) from the same period in 2014.

During the first six months of 2015 we sold 1,194,641 pounds of antimony, an increase of 421,317 pounds (54%) from the same period in 2014.

Gross antimony revenue net of discount was $2,732,757 for Q2 2015, up $1,090,753 (66%) from Q2 of 2014 despite the price decrease.  Gross antimony revenues for the first six months of 2015 were $4,984,762, up $1,204,994 (32%) from the same period of 2014 despite the price decrease.

From mid- February until the present time, the 12 SRFs at Madero have been used to process Australian concentrates and almost all of our Mexican production has been put in inventory.  The start up of the LRF during August will allow the Company to process some 300,000 pounds of our Mexican mine production that are in inventory and are fully paid.

When the LRF is on stream, it will be dedicated to Australian concentrates which we expect to increase to 200 metric tons per month or about 225,000 pounds of antimony and 110 ounces of gold.  At this time, the gold will be recovered by a third party refiner, and we will receive a 9% sales commission on the recovered value after processing fees.

The LRF will replace 20 small furnaces (SRFs), cut the natural gas consumption by 50%, and cut the electric consumption by 80%. This will result in a large reduction of processing costs for the Hillgrove concentrates.

As the Mexican inventory is consumed, Mexican mine production will be increased.  The resumption of processing the Mexican inventory is likely to result in decreased net income because the Mexican inventory is carried at cost, which includes some of the non-production costs incurred because we have been processing all Hillgrove concentrates since mid February.

ZEOLITE

During Q2 of 2015, BRZ sold 3,931 tons of zeolite up 1,519 tons or 63% from the same period in 2014.

During the first six months of 2015, BRZ sold 6,963 tons of zeolite up 1,198 tons or 21% from the same period in 2014.

During Q2 of 2015, BRZ realized net income of $154,157 compared to $63,472 for Q2 of 2014, an increase of $90,685 or 143%.

Other Items:

1.	Our income for the six month period in 2015 was after non-cash expenses of $442,400 for depreciation and amortization.
2.	USAC’s precious metals revenue in the first six months of 2015 was $196,301 which was equivalent to $0.165 per pound of antimony sold.
3.
During the first six months of 2015 the direct production costs in the USA was $2,147,075 ($1.75 per pound), compared to $2,247,372 ($2.90 per pound) for the same period in the prior year, primarily due to the decrease in raw material and propane costs.  The decrease in production costs has enabled us to continue operations and fund improvements in a severely depressed environment for basic materials.

The Mexico non-production costs were $627,061 for the six months ended June 30, 2015, compared to $533,096 for the six months ended June 30, 2014, which, as noted above, was due to running 12 small furnaces instead of the designed Hillgrove large furnace that will do the work of 20 small furnaces at a fraction of the cost of multiple small furnaces.

USAC entered an agreement with Hillgrove Mines PTY LTD of Australia to process 200 metric tons of antimony concentrates per month containing 60% antimony and 20 grams of gold (0.64 oz) through a new plant in Mexico that we would build and dedicate to Hillgrove. On an annual basis, this would amount to 3,000,000 pounds of antimony and 1,500 ounces of gold. Before the plant was finished, Hillgrove had shipped 682 tons of concentrates. We used all of our furnaces in Mexico and 30-40% of the furnace capacity in Montana to process the Hillgrove concentrate. As a result, the Mexican production was up significantly, and the company-wide inventory of work in progress was 783,749 pounds of antimony at a value of $2,178,327.

As noted above, the Hillgrove concentrate contains approximately 20 grams (0.64 oz) of gold per ton.  This gold remains in the slag left from processing the concentrate.  We are researching avenues to find an outside refiner to process the slag and isolate the gold.  Hillgrove would be paid for the gold recovered, less a processing fee.  We would receive a 9.5% commission for the sale of the gold.

Los Juarez

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

    A shallow reconnaissance drilling program to delineate the higher grade zones for mining to provide raw material to the Puerto Blanco pilot mill in Guanajuato, Mexico and to direct the deeper drilling of the deposit in the future was completed in the first six months of 2015. To date, less than 5% of the property has been drilled. Eighty one holes were drilled, and with the exception of 5 holes that were drilled to 3-5 meters, the holes were drilled to a total depth of 0.8-2 meters. Six of the drill holes were in mine pit areas, and the balance of the holes were all in unexplored areas over a distance of 1,600 meters. Most of the holes showed anomalous values of gold, silver, or antimony, or two or three of these metals in combination. Following are some of the assays from the drill hole intercepts (values are per metric ton):

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

Legend:  OPT = ounces per ton, G/T = grams per ton

These assays were reported by American Analytical Services of Osburn, Idaho and have been confirmed by ALS Minerals of Reno, Nevada and the Norris Lab of Norris, Montana. The initial drilling has identified mine areas and other areas with high grade mineralization. We claim no reserves per SEC definitions, and the drilling does not comply with NI 43-101.

Our general and administrative costs and professional fees were $307,616 for the three months ended June 30, 2015 compared to $268,870 for the same period of the prior year, an increase of $38,74 (29%). Management is seeking ways to bring these costs down.

Financial Condition and Liquidity
	June 30, 2015	December 31, 2014
Current Assets	$3,982,004	$2,303,669
Current liabilities	(3,243,915)	(2,292,640)
Net Working Capital	$738,089	$11,029

Cash provided (used) by operations	$(145,799)	$(1,036,375)
Cash used for capital outlay	(888,958)	(1,826,553)
Cash provided (used) by financing:
Proceeds from notes payable to bank	97,297
Payment of notes payable to bank		(138,520)
Principal paid on long-term debt	(31,738)	(129,530)
Proceeds from long-term debt		130,000
Proceeds from Hillgrove	919,640	198,571
Sale of Stock		3,070,134
Other		(164,387)
Net change in cash	$(49,558)	$103,340

Our net working capital increased by approximately $727,000 from December 31, 2014.  Our cash decreased by approximately $50,000 during the same period.  The increase in our net working capital was primarily due to approximately a $917,000 reduction of our liability for raw material, an increase of approximately $354,000 for prepaid costs associated with processing the Hillgrove concentrate, and approximately an $883,000 increase in our inventory. An increase in accounts payable and accrued payroll liabilities of approximately $617,000, and approximately $895,000 cash paid for capital items decreased our working capital. We have estimated commitments for construction and improvements, including $500M to finish building and installing the Hillgrove furnaces and equipment at Madero, Mexico, of approximately $600M over the next twelve months. The cash for the Hillgrove capital improvements will come from the expected refund of approximately $354,000 IVA taxes presently deposited with the Mexican tax authorities, and from further advances of capital from Hillgrove estimated to be approximately $143,000.  We believe that with our current cash balance, along with the future cash flow from operations, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months.  We have lines of credit of $202,000 which have been drawn down by $97,297 at June 30, 2015.

Precious Metals Sales					Six Months 2015
Silver/Gold	2011	2012	2013	2014
Montana
Ounces Gold Shipped (Au)	161.71	102.32	59.74	64.77	39.32
Ounces Silver Shipped (Ag)	17,472.99	20,237.70	22,042.46	29,480.22	16070.25

Revenues	$667,813	$647,554	$347,016	$461,083	$182,798
Mexico
Ounces Gold Shipped (Au)			1.780
Ounces Silver Shipped (Ag)			1,053.240
Revenues			$22,690

Total Revenues	$667,813	$647,554	$369,706	$461,083	$182,798

      ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

We sell our antimony products based on a world market price, and we buy a majority of our raw material based on the same market prices.  Analysis of our costs indicate that, for the quarter ended June 30, 2015, raw materials were approximately 50% of our cost of goods sold.  Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production.  During the quarter ending June 30, 2015, a $1 per pound decrease in our sales price would have likely caused our gross profit to decrease $0.50 per pound.

ITEM 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules
13a-15(e) and 15d-15(e)) as of June 30, 2015.  It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2015. These material weaknesses are as follows:

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

There were no significant changes made to internal controls for the quarter ended June 30, 2015.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By:	/s/ John C. Lawrence	Date:	August 10, 2015
John C. Lawrence, Director and President (Principal Executive)

By:	/s/ Daniel L. Parks	Date:	August 10, 2015
Daniel L. Parks, Chief Financial Officer

By:	/s/ Alicia Hill	Date:	August 10, 2015
Alicia Hill, Controller