Form 10-Q
period 2015-09-30
UNITED STATES ANTIMONY CORP
filed 2015-11-09
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

At November 9, 2015, the registrant had outstanding 66,316,278 shares of par value $0.01 common stock.

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

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED SEPTEMBER 30, 2015
(UNAUDITED)

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)	1-13

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	14-21

Item 3: Quantitative and Qualitative Disclosure about Market Risk	22

Item 4: Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	23

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3: Defaults upon Senior Securities	23

Item 4: Mine Safety Disclosures	23

Item 5: Other Information	23

Item 6: Exhibits and Reports on Form 8-K	23

SIGNATURE	24

CERTIFICATIONS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$203,324	$123,683
Certificates of deposit	250,414	249,147
Accounts receivable, net	757,444	454,674
Inventories	2,210,028	1,433,539
Other current assets (Note 6)	313,751	42,626
Total current assets	3,734,961	2,303,669

Properties, plants and equipment, net	15,883,827	13,511,803
Restricted cash for reclamation bonds	75,755	75,754
Other assets	15,484	653,805
Total assets	$19,710,027	$16,545,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,016,380	$1,821,673
Due to factor	272,889	13,314
Accrued payroll, taxes and interest	137,292	135,245
Other accrued liabilities	109,577	38,811
Payables to related parties	34,942	8,357
Deferred revenue	212,718	115,962
Note payable to bank (Note 7)	92,502	-
Long-term debt, current	215,824	159,278
Total current liabilities	3,092,124	2,292,640

Long-term debt, net of discount	1,665,749	715,328
Hillgrove advances payable	1,175,751	161,339
Stock payable to directors for services	112,500	125,000
Asset retirement obligations and accrued reclamation costs	259,043	255,190
Total liabilities	6,305,167	3,549,497
Commitments and contingencies (Note 4 and 6)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $900,000 and $892,500,
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $4,837,880 and $4,796,731, respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
66,316,278 and 66,027,453 shares issued and outstanding, respectively	663,162	660,274
Additional paid-in capital	35,890,733	35,740,671
Notes receivable from stock sales	-	(150,000)
Accumulated deficit	(23,175,823)	(23,282,199)
Total stockholders' equity	13,404,860	12,995,534
Total liabilities and stockholders' equity	$19,710,027	$16,545,031

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended			For the nine months ended
	September 30, 2015		September 30, 2014	September 30, 2015		September 30, 2014

REVENUES		$3,505,452	$2,951,457		$9,853,127	$8,173,914

COST OF REVENUES		(3,273,324)	(3,221,717)		(9,632,616)	(8,635,571)

GROSS PROFIT (LOSS)		232,128	(270,260)		220,511	(461,657)

OPERATING EXPENSES:
General and administrative		334,617	220,150		901,460	672,373
Professional fees		45,947	51,595		188,319	169,918
Gain on liability adjustment (Note 3)		-	-		(914,967)	-
Hillgrove deferred revenue (Note 9)		(43,388)	-		(101,527)	-
Gain on sale of equipment		-	-		(5,200)	(5,450)
TOTAL OPERATING EXPENSES		337,176	271,745		68,085	836,841

INCOME (LOSS) FROM OPERATIONS		(105,048)	(542,005)		152,426	(1,298,498)

OTHER INCOME (EXPENSE):
Interest income		2,059	3,038		6,535	5,827
Interest expense		-	(348)		-	(1,110)
Uncollectible accounts		(18,668)	-		(18,668)	-
Factoring expense		(14,233)	(20,014)		(33,917)	(47,990)
TOTAL OTHER EXPENSE		(30,842)	(17,324)		(46,050)	(43,273)

INCOME (LOSS) BEFORE INCOME TAXES		(135,890)	(559,329)		106,376	(1,341,771)

INCOME TAX EXPENSE		-	-		-	-

NET INCOME (LOSS)		(135,890)	(559,329)		106,376	(1,341,771)
Preferred dividends		(12,162)	(12,162)		(36,487)	(36,487)

Net income (loss) available to common stockholders		$(148,052)	$(571,491)		$69,889	$(1,378,258)

Net loss per share of
common stock:
Basic	$	Nil	$(0.01)	$	Nil	$(0.02)
Diluted	$	Nil	$(0.01)	$	Nil	$(0.02)

Weighted average shares outstanding:
Basic		66,248,887	65,689,496		66,170,495	64,125,977
Diluted		66,248,887	65,689,496		66,333,689	64,125,977

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities:
Net (income) loss	$106,376	$(1,341,771)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization expense	664,775	562,130
Gain on sale of asset	(5,200)	(5,450)
Write off of uncollectible other asset	18,668	-
Hillgrove deferred revenue	(101,527)	-
Gain on liability adjustment	(914,967)	-
Accretion of asset retirement obligation	3,853	(3,600)
Common stock issued to directors for services	-	-
Common stock issued for services	57,950	39,000
Change in:
Accounts receivable, net	(302,770)	(409,525)
Inventories	(776,489)	(98,145)
Other current assets	(291,060)	(19,729)
Other assets	63,722	(55,139)
Accounts payable	1,109,674	140,261
Due to factor	259,575	148,571
Accrued payroll, taxes and interest	2,047	(14,877)
Other accrued liabilities	34,147	(14,755)
Stock payable to Directors for services	112,500	-
Deferred revenue	198,283	(68,623)
Payables to related parties	26,585	13,059
Net cash provided by operating activities	266,142	(1,128,593)

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(1,349,234)	(1,315,846)
Cash received for sale of equipment	5,200	-
Net cash used by investing activities	(1,344,034)	(1,315,846)

Cash Flows From Financing Activities:
Proceeds from issuance of long term debt	-	130,000
Net proceeds from sale of common stock and exercise of warrants	120,000	3,070,134
Proceed from notes to bank	92,502	-
Proceed from Hillgrove advances	1,014,412	-
Principal payments on notes payable to bank	-	(138,520)
Principal payments on long-term debt	(69,381)	(99,344)
Net cash provided by financing activities	1,157,533	2,962,270

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79,641	517,831

Cash and cash equivalents at beginning of period	123,683	20,343
Cash and cash equivalents at end of period	$203,324	$538,174

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Properties, plants and equipment acquired with long-term debt	$1,076,348	$19,040
Properties, plants and equipment with accrued liability	$36,619	$-
Properties, plants and equipment acquired with other long term assets	$1,076,348	$-
Common stock issued for debt payment	$-	$330,000
Equipment sold for note receivable	$-	$10,000
Common stock issued to Directors	$125,000	$150,000
Common stock issued for notes receivable	$-	$150,000

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

Certain consolidated financial statement amounts for the three and nine month periods ended September 30, 2014, have been reclassified to conform to the 2015 presentation.  These reclassifications had no effect on the net income (loss) or cash flows or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

During the nine months ended September 30, 2015 and 2014, the Company incurred interest expense of $57,169 and $68,986, respectively, of which $56,987 and $67,876, respectively, has been capitalized as part of the cost of construction projects in Mexico.

2.  Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Warrants equal to common stock equivalents of 163,194 shares have been added to the weighted average shares of outstanding common stock of 66,170,495 at September 30, 2015, to determine the diluted income per share for the nine months ended September 30, 2015. Management has determined that the calculation of diluted earnings per share for the quarter ended September 30, 2015 and the three and nine month periods ended September 30, 2014, is not applicable since any additions to outstanding shares related to common stock equivalents would be anti-dilutive.

As of September 30, 2015 and 2014, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Warrants		831,657
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	1,751,005	2,582,662

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

3.Inventories:

Inventories at September 30, 2015 and December 31, 2014, consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at September 30, 2015 and December 31, 2014, is as follows:

	September 30, 2015	December 31, 2014
Antimony Metal	$145,229	$40,352
Antimony Oxide	181,605	718,982
Antimony Concentrates	945,551	33,545
Antimony Ore	732,642	447,262
Total antimony	2,005,027	1,240,141
Zeolite	205,001	193,398
	$2,210,028	$1,433,539

During the first quarter of 2015 the Company discovered it had been overcharged for raw material purchases from a vendor.  The Company brought the matter to the vendor’s attention and received a $914,967 credit to accounts payable due the vendor that has been recorded as gain on liability adjustment during the nine months ended September 30, 2015.

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

Accounts Receivble	September 30, 2015	December 31, 2014
Accounts receivable - non factored	$488,586	$445,391
Accounts receivable - factored with recourse	272,889	13,314
less allowance for doubtful accounts	(4,031)	(4,031)
Accounts receivable - net	$757,444	$454,674

5.  Mineral Properties:

Guadalupe

On March 7, 2012 and on April 4, 2012 the Company entered into a supply agreement and a loan agreement, respectively, (“the Agreements”) with several individuals collectively referred to as ‘Grupo Roga’ or ‘Guadalupe.’  During the term of the supply agreement the Company funded certain of Guadalupe’s equipment purchases, tax payments, labor costs, milling and trucking costs, and other expenses incurred in the Guadalupe mining operations for approximately $112,000. In addition to the advances for mining costs, the Company purchased antimony ore from Guadalupe that failed to meet agreed upon antimony metal recoveries and resulted in approximately $475,000 of excess advances paid to Guadalupe.

The Agreements with Guadalupe granted the Company an option to purchase the concessions outright for $2,000,000.  On September 29, 2015, the Company notified the owners of Guadalupe that it was exercising the option to purchase the Guadalupe property. The option exercise agreement allowed the Company to apply all amounts previously due the Company (the “Purchase Price Credits”) by Grupo Roga of $586,892 to the purchase price consideration, resulting in a net obligation for the purchase of the Guadalupe mine of $1,413,107. The Company is obligated to make annual payments that vary from $60,000 to $149,077 annually through 2026.  The debt payable for the Guadalupe mine is non-interest bearing. On September 29, 2015, the Company recorded the debt and the related Guadalupe mine asset by determining the net present value of the contractual stream of payments due using a 6% discount rate. The resulting discount on the Guadalupe debt was $440,385 at September 30, 2015, and is netted against the debt payable resulting in a carrying amount of $972,721.  At September 30, 2015, the Company had made a $5,000 payment toward this note and the balance was $967,721.   The discount is being amortized to interest expense using the effective interest method over the life of the debt.

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

During 2014, $45,752 of the discount was amortized to the Soyatal debt, resulting in a discounted amount owed of $808,293 and a remaining debt discount of approximately $166,248 at December 31, 2014.  The Company agreed to pay the Soyatal debt holder $100,000 during 2014 as part of the down payment agreement, and at September 30, 2015, this debt had been paid.  In addition, the Company did not make the $100,000 payment due in January of 2015.  The Company has been making payments of $5,000 per month that have been informally agreed to by the parties while the future payment terms of the Soyatal debt are negotiated.  These payments, which were recorded as reductions to the obligation the Company agreed to pay in 2014 as noted above, have been recorded as reductions of long term debt once the 2014 agreement was satisfied.

6.  Commitments and Contingencies:

In 2005,  Antimonio de Mexico S.A. de C.V. (“AM”) signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for annual payments.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the nine months ended September 30, 2015 and the year ended December 31, 2014, $100,000 and $200,000, respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.  At September 30, 2015, the following payments are scheduled: $91,739 on December 15, 2015.

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico.  The lease calls for a mandatory term of one year and requires payments of $34,800 per month.  The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms.   The lease was renewed in June of 2015.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”).  Using appropriate regulatory channels, management may contest these proposed assessments, and has no accrued liabilities as of September 30, 2015, and December 31, 2014, respectively, related to these settled claims.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6.  Commitments and Contingencies, Continued:

During the first quarter of 2015, the Company discovered that our IMMEX certification had expired and that the Company would be required to renew it.  Without the IMMEX certification, the Company was required to pay the national sales tax of 16% on all items that the Company imports into Mexico, including capital items and the concentrates from Hillgrove of Australia.  IMMEX requires that the Company export a minimum of 60% of everything that is imported into Mexico.  The Company has met this requirement at this time.  At September 30, 2015, the Company had paid in approximately $354,000, and had applied approximately $101,000 for payment of other Company taxes, leaving a net amount of approximately $253,000 included in other current assets, on deposit with the Mexican tax authorities. The Company believes that this will either ultimately be refunded, or applied to reduce other tax liabilities.  The Company’s accountants and attorneys in Mexico are working on the refund application.

7.  Note Payable to Bank:

During 2012, the Company negotiated a new credit facility increasing the Company’s lines of credit by $202,000.  As part of this agreement, the Company has pledged two $101,000 certificates of deposit as collateral.  The increased loan facility allows us access to borrowings at an interest rate of 5.0% for the portion of the credit line used.  At September 30, 2015, we had drawn $92,502, which was reported as notes payable to bank. These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors.

At September 30, 2015 and December 31, 2014, the Company had the following note payable to the bank:

	September 30,	December 31,
	2015	2014
Promissory note payable to First Security Bank of Missoula, bearing interest at 5.0%, maturing February 27, 2016, payable on demand, collateralized by a lien on Certificate of Deposit number 48615	$92,502	$0
Total note payable to bank	$92,502	$0

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8.  Long – Term Debt:

Long-Term debt at September 30, 2015 and December 31, 2014, is as follows:	September 30,	December 31,
	2015	2014
Note payable to Wells Fargo Bank, bearing interest at 4%;
payable in monthly installments of $477; maturing
December 2016; collateralized by equipment.	$30,157	$-
Note payable to Wells Fargo Bank, bearing interest at 4%;
payable in monthly installments of $477; maturing
December 2016; collateralized by equipment.	6,660	10,245
Note payable to Western States Equipment Co., bearing interest at 6.15%; payable in monthly installments of $2,032; maturing
June 2015; collateralized by equipment.	-	11,977
Note payable to BMT Leasing, bearing interest
at 13.38%; payable in monthly installments of $786; maturing
December 2015; collateralized by equipment.	1,767	9,254
Note payable to Catepillar Financial, bearing interest at 5.95%;
payable in monthly installments of $827; maturing September 2015;
collateralized by equipment.	-	8,051
Note payable toDe Lage Landen Financial Services,
bearing interest at 5.30%; payable in monthly installments of $549;
maturing March 2016; collateralized by equipment.	3,244	7,951
Note payable to De Lage Landen Financial Services,
bearing interest at 5.12%; payable in monthly installments of $697;
maturing December 2014; collateralized by equipment.	-	689
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	28,731	-
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	14,146	18,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2019, net of discount.	829,146	808,293
Obligation payable for Guadalupe Mine, non-interest bearing,
annual payments from $60,000 to $149,078 through 2026, net of discount.	967,722	-
	1,881,573	874,606
Less current portion	(215,824)	(159,278)
Long-term portion	$1,665,749	$715,328

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

At September 30, 2015, principal payments on debt are due as follows:

Year Ending September 30,
2016	$215,824
2017	93,345
2018	189,889
2019	273,635
2020	282,544
2021	199,498
2022	111,467
2023	118,155
2024	125,244
2025	132,759
2026	139,213
$1,881,573

9.  Hillgrove Advances Payable

On November 7, 2014, the Company entered into a loan and processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) by which Hillgrove will advance the Company funds to be used to expand its smelter in Madero, Mexico, and in Thompson Falls, Montana.  The agreement states that if a stop notice is issued by Hillgrove within one year of the date of the agreement, the Company is only obligated to repay 50% of the funds advanced at that point.  If a stop notice is issued between one year and two years, there is a formula to prorate the repayment amount from 50% to 81.25%.  If a stop order is issued after two years, the repayment obligation is 81.25% of the funds advanced at that point. The Company has recorded the Hillgrove advances payable net of the 18.75% discount on the obligation due if Hillgrove issues a stop order after two years.  As of September 30, 2015, a discount of $119,987 has been recorded as deferred revenue and is being recognized ratably over a two year period; during the nine month period ended September 30, 2015 $101,527 was recognized as income.  From the date of the contract through September 30, 2015, Hillgrove has advanced the Company a total of $1,391,610, of which $1,175,751 has been recorded as a long-term liability at September 30, 2015.

10.  Concentrations of Risk:

	For the Three Months Ended		For the Nine Months Ended
Sales to Three	September 30,	September 30,	September 30,	September 30,
Largest Customers	2015	2014	2015	2014
Alpha Gary Corporation	$691,363	$636,918	$2,541,838	$2,440,019
General Electric				382,788
Kohler Corporation	637,838	936,122	1,462,570	2,091,565
East Penn Corporation	631,277	366,520	963,301
	$1,960,478	$1,939,560	$4,967,709	$4,914,372
% of Total Revenues	54.90%	65.71%	45.60%	60.12%

Three Largest
Accounts Receivable	September 30, 2015	December 31, 2014
Kohler Corporation	$298,452	$-
Wildfire Construction	53,315	-
Teck American, Inc.	173,559	227,239
Earth Innovations		62,019
Milestone AV Technologies, Inc.		42,075
	$525,326	$331,333
% of Total Receivables	69.40%	72.87%

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

11.  Related Party Transactions:

During the three and nine months ended September 30, 2015 and 2014, the Chairman of the audit committee and compensation committee received $9,000 and $27,000, respectively, each year, for services performed.

During the three and nine months ended September 30, 2015 and 2014, the Company paid $9,443 and $28,865 in 2015, and $3,547 and $6,843 in 2014, respectively, to John Lawrence, our President and Chief Executive Officer, as reimbursement for equipment used by the Company.

12.  Taxes:

The Company has sufficient net operating losses to offset the taxable income from the first nine months of 2015.  During the nine months ended September 30, 2015, and the year ended December 31, 2014, the Company determined that a valuation allowance equal to 100% of any deferred tax asset was appropriate, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of a net deferred tax asset. The net effect is that the deferred tax asset as of December 31, 2014, and any deferred tax assets that may have been incurred since then, are fully reserved for at September 30, 2015.

Management estimates the effective tax rate at 0% for the current year.

13.  Stockholder’s Equity:

Issuance of Common Stock for Cash

During the nine months ended June 30, 2014, the Company sold an aggregate of 1,217,571 shares of its common stock for $1.40 per share. The sales resulted in $1,698,166 of net proceeds to the Company.

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

Issuance of Common Stock for Services

During the quarter ended March 31, 2015, 5,000 shares were issued to Bert Denton for investor services totaling $2,950.

During the quarter ended September 30, 2015, the Company issued 100,000 shares to Bert Denton and also forgave a stock receivable amount of $30,000 due to the Company in accordance with a settlement agreement that terminated Mr. Denton’s investor services to the Company.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.  Stockholder’s Equity (Continued):

Issuance of Common Stock for Notes Receivable

Notes receivable of $120,000 for the purchase of common stock were paid by two shareholders, in the third quarter of 2015.

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company. No warrants were issued or exercised during the nine months ended September 30, 2015.

Transactions in common stock warrants are as follows:

	Number of Warrants	Exercise Prices
Balance, December 31, 2012	1,934,667	$.25 - $4.50
Warrants issued	629,740	$1.20-$1.60
Warrants exercised	(25,000)	$1.20
Warrants expired	(50,000)	$4.50
Balance, December 31, 2013	2,489,407	$0.25 - $4.50
Warrants exercised	(346,625)	$1.20-$1.60
Warrants expired	(1,415,865)
Balance, December 31, 2014	726,917	$0.25 - $4.50
Warrants expired	(476,917)
Balance, September 30, 2015	250,000	$0.25

The common stock warrants outstanding at September 30, 2015 have no expiration date.

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

Segment disclosure regarding sales to major customers is located in Notes 10.

	As of September 30, 2015	As of December 31, 2014
Properties, plants and equipment, net:
Antimony
United States	$1,924,547	$1,936,894
Mexico	12,413,582	9,996,579
Subtotal Antimony	14,338,129	11,933,473
Zeolite	1,545,698	1,578,330
	$15,883,827	$13,511,803

Total Assets:	As of september 30, 2015	As of December 31, 2014
Antimony
United States	$3,142,396	$3,045,426
Mexico	14,437,951	11,415,198
Subtotal Antimony	17,580,347	14,460,624
Zeolite	2,129,680	2,084,407
	$19,710,027	$16,545,031

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Capital expenditures:
Antimony
United States	$31,802	$3,166	$31,802	$77,059
Mexico	2,008,945	647,222	2,869,629	1,174,225
Subtotal Antimony	2,040,747	650,388	2,901,431	1,251,284
Zeolite	101,895	33,180	135,369	83,602
Total	$2,142,642	$683,568	$3,036,800	$1,334,886

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.  Business Segments, Continued:

Segment Operations for the	Antimony	Antimony	Bear River
Three Months ended September 30, 2015	USAC	Mexico	Zeolite	Totals
Total revenues	$2,891,944	$-	$613,508	$3,505,452

Production costs	1,374,492	1,348,136	592,221	3,314,849
Depreciation and amortization	14,500	151,875	56,000	222,375
Other operating costs	42,699	(122,985)	(183,614)	(263,900)
Total operating expenses	1,431,691	1,377,026	464,607	3,273,324

Gross profit (loss)	1,460,253	(1,377,026)	148,901	232,128

Other income (expense):	(344,279)	(6,895)	(16,844)	(368,018)

Income (loss) before income taxes	1,115,974	(1,383,921)	132,057	(135,890)

NET INCOME (LOSS)	$1,115,974	$(1,383,921)	$132,057	$(135,890)

Segment Operations for the	Antimony	Antimony	Bear River
Three Months ended September 30, 2014	USAC	Mexico	Zeolite	Totals
Total revenues	$2,495,338		$456,119	$2,951,457

Production costs	1,692,970	766,122	275,440	2,734,532
Depreciation and amortization	15,868	118,341	55,102	189,311
Other operating costs	150,653	44,773	102,449	297,875
Total operating expenses	1,859,491	929,236	432,991	3,221,718

Gross profit (loss)	635,847	(929,236)	23,128	(270,261)

Other income (expense):	(251,077)	(21,054)	(16,937)	(289,068)

Income (loss) before income taxes	384,770	(950,290)	6,191	(559,329)

NET INCOME (LOSS)	$384,770	$(950,290)	$6,191	$(559,329)

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.  Business Segments, Continued:

Segment Operations for the	Antimony	Antimony	Bear River
Nine Months ended September 30, 2015	USAC	Mexico	Zeolite	Totals
Total revenues	$8,060,760	$12,248	$1,780,119	$9,853,127

Production costs	4,494,673	3,806,481	1,239,599	9,540,753
Depreciation and amortization	44,150	452,625	168,000	664,775
Other operating costs	338,696	-	61,498	400,194
Other operating income	(914,967)	(58,139)	-	(973,106)
Total operating expenses	3,962,552	4,200,967	1,469,097	9,632,616

Gross profit (loss)	4,098,208	(4,188,719)	311,022	220,511

Other income (expense):	(60,340)	(10,081)	(43,714)	(114,135)

Income (loss) before income taxes	4,037,868	(4,198,800)	267,308	106,376

NET INCOME (LOSS)	$4,037,868	$(4,198,800)	$267,308	$106,376

Segment Operations for the	Antimony	Antimony	Bear River
Nine Months ended September 30, 2014	USAC	Mexico	Zeolite	Totals
Total revenues	$6,563,452		$1,610,462	$8,173,914

Production costs	4,148,964	2,401,700	1,162,646	7,713,310
Depreciation and amortization	47,618	349,206	165,305	562,129
Other operating costs	208,878	95,602	55,654	360,134
Total operating expenses	4,405,460	2,846,508	1,383,605	8,635,573

Gross profit (loss)	2,157,992	(2,846,508)	226,857	(461,659)

Other income (expense):	(779,090)	(52,324)	(48,701)	(880,112)

Income (loss) before income taxes	1,378,902	(2,898,832)	178,156	(1,341,771)

NET INCOME (LOSS)	$1,378,902	$(2,898,832)	$178,156	$(1,341,771)

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

Results of Operations by Division

Antimony - Combined USA	3rd Qtr	3rd Qtr	Nine Months	Nine Months
and Mexico	2015	2014	2015	2014
Lbs of Antimony Metal USA	329,560	372,781	1,061,115	897,455
Lbs of Antimony Metal Mexico:	345,468	156,348	808,754	404,998
Total Lbs of Antimony Metal Sold	675,028	529,129	1,869,869	1,302,453
Sales Price/Lb Metal	$4.06	$4.72	$4.12	$4.82
Net income (loss)/Lb Metal	$(0.40)	$(1.07)	$(0.09)	$(1.17)

Gross antimony revenue - net of discount	$2,722,858	$2,495,338	$7,707,620	$6,275,106
Precious metals revenue	169,087		365,388	288,346
Production costs - USA	(1,295,491)	(1,692,970)	(3,442,566)	(3,940,342)
Product cost - MX (transfer pricing basis)	(1,363,294)	(695,749)	(3,194,578)	(1,802,241)
Direct sales and freight	(133,370)	(71,536)	(338,697)	(208,620)
General and administrative - operating	(118,484)	(123,889)	(332,139)	(304,480)
Mexico excess production costs	268,296	(70,373)	(358,765)	(599,459)
General and administrative - corporate	(396,839)	(274,942)	(1,098,337)	(841,269)
Gains on liability reduction	62,377		1,035,483
Net interest, gain on sale, and bad debts	(16,713)	2,810	(7,567)	9,857
EBITDA	(101,573)	(431,311)	$335,842	(1,123,102)
Depreciation & amortization	(166,375)	(134,209)	(496,775)	(396,825)
Net income (Loss) - antimony	$(267,948)	$(565,520)	$(160,933)	$(1,519,927)

Zeolite
Tons sold	3,528	2,251	10,491	8,016
Sales Price/Ton	$173.90	$202.63	$169.68	$200.91
Net income (Loss)/Ton	$37.43	$2.75	$25.48	$22.23

Gross zeolite revenue	$613,508	$456,119	$1,780,119	$1,610,462
Production costs	(296,612)	(290,814)	(983,036)	(921,939)
Direct sales and freight	(49,506)	(45,069)	(132,023)	(129,725)
Royalties	(62,488)	(42,005)	(186,037)	(166,636)
General and administrative	(16,947)	(16,818)	(44,347)	(49,011)
Net interest	102	(120)	633	310
EBITDA	188,057	61,293	435,309	343,461
Depreciation	(56,000)	(55,102)	(168,000)	(165,305)
Net income (Loss) - zeolite	$132,057	$6,191	$267,309	$178,156

Company-wide
Gross revenue	$3,505,453	$2,951,457	$9,853,127	$8,173,914
Production costs	(2,955,397)	(2,679,533)	(7,620,180)	(6,664,522)
Other operating costs	(68,152)	(352,872)	(1,347,661)	(1,408,920)
Gains on liability reduction	62,376		1,035,483
General and administrative - non-operating	(441,186)	(291,760)	(1,142,684)	(890,280)
Net interest, gain on sale, and bad debts	(16,609)	2,690	(6,934)	10,167
EBITDA	86,485	(370,018)	771,151	(779,641)
Depreciation & amortization	(222,375)	(189,311)	(664,775)	(562,130)
Net income (Loss)	$(135,890)	$(559,329)	$106,376	$(1,341,771)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.                   Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

The Mexico non-production costs for the nine months are primarily due to holding costs from inactivity at the Los Juarez and Wadley mines and the Puerto Blanco mill, and the loss of production at the Madero smelter from metalurgical testing and experimenting with various production methods and formulas during the first quarter of 2015. We did not report non-production costs in Mexico for the three months ended September 30, 2015, because the increased production for the quarter resulted in operating expenses that were less than the sales or transfer price of the products.

Product	Item	Q 3 2015	Q3 2014	% Change
Antimony	Pounds sold	675,031	529,129	27.57%
	Revenue	$2,741,846	$2,495,338	9.88%
	Price/pound	$4.06	$4.72	-13.98%

Zeolite	Tons sold	3,528	2,251	56.73%
	Revenue	$613,508	$456,119	34.51%
	Price/ton	$173.90	$202.63	-14.18%

Precious metals	Gold ounces	26.5	0	100.00%
	Silver ounces	7,268.00	0	100.00%
	Revenue	$169,087	0	100.00%

Total sales		$3,524,441	$2,951,457	19.41%

Company-Wide

For the first nine months of 2015, we realized a net income of $106,376 on sales of $9,853,127, compared to a loss of $1,341,771 in the first nine months of 2014 on sales of $8,173,914. The profit was primarily due to a negotiated adjustment of $914,967 to the Company’s cost of raw materials in the first quarter of 2015. The gain from the price adjustment has been reported as other operating income.

For the third quarter of 2015, we incurred a net loss of $135,890 on sales of $3,505,452, compared to a net loss of $559,329 in the third quarter of 2014 on sales of $2,951,457. The loss was primarily due to a decrease in the sales price of antimony from $4.72 per pound in Q3 of 2014 to $4.06 per pound in Q3 of 2015, a decrease of $0.66 per pound.  The loss for the third quarter of 2015 was after depreciation and amortization of $222,375.

For the first nine months of 2015, the EBITDA was $771,151 compared to a negative EBITDA of $779,641 for the same period of 2014.

For the first nine months of 2015, the non-operating general and administrative expenses were $1,142,684 compared to $890,280 for the same period of 2014, an increase of 28.35%.

Antimony

Our revenues were greater than our cost of revenues in the first nine months of 2015, primarily due to a decrease in the per pound production costs for antimony.  This was despite the decrease in the price of antimony metal from $4.82 during the first nine months of 2014 to $4.12 in the first nine months of 2015, a decrease of $0.70 per lb (14.5%).  The price decrease for the same periods third quarter was $0.66, a decrease of nearly14%.

The amount of metal produced and sold from Mexico was approximately 346,000 pounds for the third quarter of 2015 compared to approximately 156,000 pounds produced and sold for the third quarter of 2014.  The increased production from Mexico was primarily because all furnaces at Madero were processing Australian concentrates.

Approximately 1,094,000 pounds of antimony metal in concentrates were imported from Hillgrove Mines PTY during the first nine months of 2015. Approximately 720,000 pounds of Hillgrove product was processed but the Company does not realize the 9.5% fee until the inventory is sold.

During the third quarter of 2015 we sold 675,031 pounds of antimony, an increase of 145,902 pounds (27.5%) from the same period in 2014.

During the first nine months of 2015 we sold 1,869,869 pounds of antimony, an increase of 567,416 pounds (43%) from the same period in 2014.

Gross antimony revenue net of discount was $2,741,846 for Q3 2015, up $246,508 (10%) from Q3 of 2014 despite the price decrease.  Gross antimony revenues for the first nine months of 2015 were $7,707,620, up $1,432,514 (23%) from the same period of 2014 despite the price decrease.

The net loss per pound of antimony for the third quarter of 2015 was $0.40 compared to a net loss of $1.07 for the same period in 2014, a decrease of 62.6%. The net loss per pound of antimony for the first nine months of 2015 was $0.09 compared to $1.17 for the same period of 2014, a decrease of 92.3%.

Our cost per pound of antimony production has fallen due to the following factors:
1.	An increase in production which lowers the cost per pound of fixed overhead
2.	The cost of raw materials has dropped significantly because the price is indexed to the sale price
3.	Realized savings from natural gas instead of propane in Mexico
4.	Sharply reduced propane costs in Montana
5.	Lower costs of operating in Mexico
6.	Byproduct silver and gold production
7.	The ability to ship finished metal from Mexico directly to customers

The largest cost savings will result when all Mexican operations are on stream. The holding costs for Los Juarez, Wadley, Guadalupe, and Soyatal have been substantial.

The antimony business will realize much higher production and potentially better operating margins as Mexican operations are brought up to capacity

The cost of Mexican production in the third quarter included all the holding costs for Los Juarez, 90% of the holding costs for the Puerto Blanco mill, and the care and maintenance costs for Wadley and Guadalupe whose product could not be smelted due to lack of furnace capacity at Madero.

For the third quarter of 2015, USAC shipped $169,087 of gold and silver compared to none for the same period of 2014. For the first nine months of 2015, USAC shipped, $365,388 worth of precious metals compared to $288,346 for the same period of 2014, an increase of 26.7%

The production of gold and silver from the Los Juarez deposit in Queretaro, Mexico is awaiting two circuit additions. The first addition is at Madero and the equipment is being built and installed. It is expected to result in high metallurgical recoveries of gold and silver from the flotation concentrates.  The second addition will involve a cyanide leach circuit at the flotation mill at Puerto Blanco in Guanajuato to recover the rest of the gold and silver from the floatation tailings. The application for this permit is being worked on, and commencement of Los Juarez production could proceed during the first half of 2016. The Company does not claim any ore reserves by definition of the S.E.C. standards.

From mid- February until the present time, the 12 SRFs at Madero have been used to process Australian concentrates and almost all of our Mexican production has been put in inventory.  The start up of the LRF during November will allow the Company to process some 300,000 pounds of our Mexican mine production that are in inventory and are fully paid.

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

ZEOLITE

During Q3 of 2015, BRZ sold 3,528 tons of zeolite, up 1,277 tons or 57% from the same period in 2014.

During the first nine months of 2015, BRZ sold 10,491 tons of zeolite up 2,475 tons or 31% from the same period in 2014.

During Q3 of 2015, BRZ realized net income of $132,058 compared to $6,191 for Q3 of 2014, an increase of $125,867.

Net income for the first nine months of 2015 was $267,309 compared to $178,156 for the same period of 2014, an increase of 50%.

Other Items:

1.	Our net income for the nine month period in 2015 was after non-cash expenses of $664,775 for depreciation and amortization.
2.	USAC’s precious metals revenue in the first nine months of 2015 was $365,388 which was equivalent to $0.196 per pound of antimony sold.
3.
During the first nine months of 2015 the direct production costs in the USA was $3,442,566 ($1.84 per pound), compared to $3,940,342 ($3.02 per pound) for the same period in the prior year, primarily due to the decrease in raw material and propane costs.  The decrease in production costs has enabled us to continue operations and fund improvements in a severely depressed environment for basic materials.

The Mexico non-production costs were $358,865 for the nine months ended September 30, 2015, compared to $599,459 for the nine months ended June 30, 2014, which, as noted above, was due to running 12 small furnaces instead of the designed Hillgrove large furnace that will do the work of 20 small furnaces at a fraction of the cost of multiple small furnaces.

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

Los Juarez

USAC’ Los Juarez property in Queretaro, Mexico exposes mineralization for approximately 3.5 kilometers and for widths up to 1 kilometer. Previously, the deposit had been reported as a layered deposit (manto) up to 6 meters thick with silver and antimony. The property has been abandoned by major mining companies unable to solve the metallurgical problems. After 11 years and many millions of dollars, USAC has reported that:

1.	The property is predominantly a gold property with substantial credits in silver and minor credits in antimony
2.	The property is not a manto deposit but a series of deep- seated silica- rich pipes that carry the mineralization vertically for many meters
3.
The Company has pilot tested every aspect of the project including the mining, milling, and smelting, and believes it has solved the metallurgical problems.  The Company will bring its Puerto Blanco150 ton per day pilot mill on stream after permitting a cyanide leach plant at Puerto Blanco and other equipment at its Madero smelter

A shallow reconnaissance drilling program to delineate the higher grade zones for mining to provide raw material to the Puerto Blanco pilot mill in Guanajuato, Mexico and to direct the deeper drilling of the deposit in the future was completed in the first nine months of 2015. To date, less than 5% of the property has been drilled. Eighty one holes were drilled, and with the exception of 5 holes that were drilled to 3-5 meters, the holes were drilled to a total depth of 0.8-2 meters. Six of the drill holes were in mine pit areas, and the balance of the holes were all in unexplored areas over a distance of 1,600 meters. Most of the holes showed anomalous values of gold, silver, or antimony, or two or three of these metals in combination. Following are some of the assays from the drill hole intercepts (values are per metric ton):

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

Our general and administrative costs and professional fees were $380,564 for the three months ended September 30, 2015 compared to $271,745 for the same period of the prior year, an increase of $108,819 (39.6%). Management is seeking ways to bring these costs down.

Financial Condition and Liquidity
	September 30, 2015	December 31, 2014
Current Assets	$3,734,961	$2,303,669
Current liabilities	(3,092,124)	(2,292,640)
Net Working Capital	$642,837	$11,029

Cash provided (used) by operations	$266,142	$(1,036,375)
Cash used for capital outlay	(1,344,034)	(1,826,553)
Cash provided (used) by financing:
Proceeds from notes payable to bank	92,502
Payment of notes payable to bank		(138,520)
Principal paid on long-term debt	(69,381)	(129,530)
Proceeds from long-term debt		130,000
Proceeds from Hillgrove	1,014,412	198,571
Sale of Stock	120,000	3,070,134
Other		(164,387)
Net change in cash	$79,641	$103,340

Our net working capital increased by approximately $632,000 from December 31, 2014.  Our cash increased by approximately $80,000 during the same period.  The increase in our net working capital was primarily due to approximately a $915,000 reduction of our liability for raw material, an increase of approximately $252,000 for prepaid costs associated with processing the Hillgrove concentrate, and approximately an $777,000 increase in our inventory. An increase in accounts payable and accrued payroll liabilities of approximately $1,110,000, and approximately $1,350,000 cash paid for capital items decreased our working capital. We have estimated commitments for construction and improvements, including $500M to finish building and installing the Hillgrove furnaces and equipment at Madero, Mexico, of approximately $600M over the next twelve months. The cash for the Hillgrove capital improvements will come from the expected refund of approximately $252,000 IVA taxes presently deposited with the Mexican tax authorities, and from our internally generated sources.  We believe that with our current cash balance, along with the future cash flow from operations, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months.  We have lines of credit of $202,000 which have been drawn down by $92,502 at September 30, 2015.

Precious Metals Sales					Nine Months
Silver/Gold	2011	2012	2013	2014	2015
Montana
Ounces Gold Shipped (Au)	161.71	102.32	59.74	64.77	65.82
Ounces Silver Shipped (Ag)	17,472.99	20,237.70	22,042.46	29,480.22	23338.25

Revenues	$667,813	$647,554	$347,016	$461,083	$365,388
Mexico
Ounces Gold Shipped (Au)			1.780
Ounces Silver Shipped (Ag)			1,053.240
Revenues			$22,690

Total Revenues	$667,813	$647,554	$369,706	$461,083	$365,388

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

We sell our antimony products based on a world market price, and we buy a majority of our raw material based on the same market prices.  Analysis of our costs indicate that, for the quarter ended September 30, 2015, raw materials were approximately 50% of our cost of goods sold.  Most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production.  During the quarter ending September 30, 2015, a $1 per pound decrease in our sales price would have likely caused our gross profit to decrease $0.50 per pound.

ITEM 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015.  It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of September 30, 2015. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls for the quarter ended September 30, 2015.

PART II - OTHER INFORMATION

Item 1.                  LEGAL PROCEEDINGS

On October 21, 2015 United States Antimony Corporation filed a complaint against Herbert A. Denton and Providence Capital, Inc., in the United States District Court for the District of Montana, Missoula Division, alleging the following: (i) noncompliance, violation and breach of a Consulting Agreement, Settlement Agreement and Supplemental Settlement Agreement, (ii) communications with shareholders of United States Antimony Corporation, by Mr. Denton and Providence Capital, Inc., which have included false information, in violation of federal securities laws, and (iii) solicitation of proxies, from shareholders, in violation of reporting and disclosure requirements of federal securities laws.

Item 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Common Stock for Cash

During the nine months ended September 30, 2014, shareholders exercised their rights to convert warrants into 125,000 shares common stock for $174,000.  An adjustment to accrued offering costs for $5,716 was made for this same period.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

/s/ John C. Lawrence	Date: November 9, 2015
John C. Lawrence, Director and President
(Principal Executive)

/s/ Daniel L. Parks	Date: November 9, 2015
Daniel L. Parks, Chief Financial Officer

/s/ Alicia Hill	Date: November 9, 2015
Alicia Hill, Controller