Form 10-K
period 2015-12-31
UNITED STATES ANTIMONY CORP
filed 2016-03-30
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $31,817,284 as of June 30, 2015.

At March 30, 2016, the registrant had 66,316,278 outstanding shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION
2014 ANNUAL REPORT

TABLE OF CONTENTS

1.Highlights of 2015
•	Antimony production	4
•	Precious metal production	6
•	Zeolite production	6
2.Operations map		7
3.Chairman’s letter		8
4.Antimony operations		9
•	Antimony market	9
•	Antimony logistics	9
•	Wadley	10
•	Soyatal	11
•	Guadalupe	11
•	Puerto Blanco mill	11
•	Madero smelter.	11
•	Montana smelter	11
•	Hillgrove Mine	11
5.Precious metal operations		12
•	Los Juarez	12
•	Canadian source	12
•	Hillgrove Mines Pty. Ltd.	12
6.Zeolite operations.		12

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

	General	15

	History	15

	Overview-2015	15

	Antimony Division	16

	Zeolite Division	18

	Environmental Matters	19

	Employees	20

	Other

ITEM 1A.	RISK FACTORS	20

ITEM 1B.	UNRESOLVED STAFF COMMENTS	21

ITEM 2.	DESCRIPTION OF PROPERTIES	21

	Antimony Division	21

	Zeolite Division	27

ITEM 3.	LEGAL PROCEEDINGS	31

ITEM 4.	MINE SAFETY DISCLOSURES	31

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	31

ITEM 6.	SELECTED FINANCIAL DATA	32

CHAIRMAN’S LETTER

Dear Shareholders:

In 2015, we concluded a major addition to our smelting capacity at Madero, Mexico with the addition of a large furnace (LRF) and five smaller furnaces (SRFs) to process high grade concentrates.  The additional smelting capacity enabled us to achieve record sales of antimony for the year.   Most of the plant was dedicated to processing Australian concentrates, and we processed minimal raw material from our Mexican properties. The replacement of propane with natural gas at the Madero smelter is saving 75% of the cost of fuel. We also saw a major increase in zeolite sales for 2015, setting a record for tons of zeolite sold.  During 2015, we perfected our method of recovering gold from antimony concentrates from Australia, and during the first quarter of 2016, we began selling gold to a refinery.  This process will be applicable to the concentrates from the Los Juarez mining property. Our progress in production and sales was offset by a continued slide in the price of antimony which has continued since 2011.  In 2015, we purchased the Guadalupe mining property that will produce a high-grade concentrate that can be sold to the friction brake industry or used to make ordnance. Both products will sell for premium prices. In the third quarter of 2015, Hillgrove and supply enough concentrates to Mines Pty Ltd, suspended mining operations in Australia. We were notified that they would continue milling operations keep the LRF running through the end of 2016. In addition, USAMSAS will be allowed to use the Hillgrove furnace capacity for USAC’s Mexican properties while Hillgrove explores for higher grade ore. We will ramp up production with smelter feed from Guadalupe, Wadley, Soyatal, and Los Juarez.

An all-time sales record for antimony of 2,487,321 pounds was achieved in 2015.  The gross revenue from all sources of antimony for 2015 was $9,863,933, and the loss was $1,349,934, which included $711,345 of depreciation and amortization. The loss was primarily due to:

●	A drop in the price of antimony for the year of $0.75 per pound from $4.71 in 2014 to $3.96 in 2015.

●	Holding costs of $1,086,440 or $0.44per pound due to 1) solving a metallurgical issue which delayed production at our Los Juarez silver-antimony-gold property and its associated Puerto Blanco mill, and 2) fixed cost agreements for mining properties that are idle until we need more raw material.

An all-time sales record for zeolite of 15,901 tons was achieved in 2015.  Even though the average price per ton decreased by approximately $22, we achieved record sales of $2,753,644.  The net income for zeolite was $511,403, which was after $221,441 of depreciation.

Management has been working to increase production and reduce costs as follows:

1.
An all-out effort is being made to bring the Los Juarez gold-silver-antimony property into production.  This includes the shake-down of the leach plant at Madero and detailed flotation testing to determine whether a cyanide circuit is necessary. A shallow reconnaissance drilling program indicates a global average grade of 0.057 ounces (1.432 grams) gold, 2.43 ounces (75.24 grams) silver per metric ton, and 0.343% antimony. The gross value is $125 per ton based on gold at $1,230 per ounce, silver at $15 per ounce, and antimony at $2.45 per pound. USAC claims no reserves at Los Juarez per SEC definitions, and the drilling does not comply with Canadian NI 43-101.

2.
We are focused on reducing the holding costs (“Mexico excess production costs”) for Los Juarez, Wadley, Soyatal, Guadalupe, and the Puerto Blanco mill, which included a write-down to market value of significant concentrates and direct shipping ore (DSO) mined in 2013 and 2014 at Wadley, Soyatal, and other properties. These costs are included in our production costs and have a severe impact on profitability.  The Mexico excess non-production costs amounted to $0.98 per pound of antimony produced in Mexico in 2015 and $1.17 per pound in 2014. When considered for the total antimony production of the Company as a whole, they amounted to $0.44 per pound in 2015 and $0.40 per pound in 2014.

3.
The Mexican furnace capacity has been limited to the processing of Australian concentrates. Within 60 days, production from the Mexican properties will be resumed which will reduce the “Mexican excess production costs” and liquidate inventory.

4.
At the Wadley, the holding costs have been reduced $69,600 per year, the mine grade is being raised from a minimum of 25% to a minimum of 35%, and the purchase price of the ore has been adjusted to a significantly lower price indexed to Rotterdam. Wadley is expected to be the largest Mexican producer of antimony by the end of this year.

5.	The Soyatal property continues to produce 30% concentrates from legacy mine dumps that contain from 4.5 to 9% antimony. The dumps are substantial and will provide a low cost feed with no mining costs.
6.	The Guadalupe mine has been on care and maintenance, but production will resume in the second quarter.

 Following is the outlook for 2016:

1.	We are planning to increase the 2016 production of antimony with feed from Canada, Australia, and Mexico.
2.	We hope to maintain this growth trajectory with returns from working down our Mexican concentrate inventories, the cash flow from increased antimony production, and the Bear River Zeolite profits.
3.	A metallurgical issue related to the Los Juarez silver-antimony-gold property was solved in late 2015 that will allow us to start processing the Los Juarez concentrates in 2016.

USAC is an international, vertically-integrated company that provides antimony and zeolite from the mine to end users around the world. The Company has significant sources of raw materials and has always been a reliable domestic and international supplier.  Our mission is to dominate the domestic antimony market.

Sincerely, John Lawrence
CEO and Chairman

HIGHLIGHTS 2015

All-Time Record Production

Antimony Sales in Pounds	2011	2012	2013	2014	2015
USA	1,179,973	103,114	931,789	1,141,436	1,381,971
Mexico	221,450	372,046	647,393	596,368	1,105,350
Total Sale in Pounds	1,401,423	1,403,210	1,579,182	1,727,804	2,487,321
Total sales in Dollars	$10,406,636	$8,753,449	$8,375,158	$8,132,410	$9,863,933
Average price per pound	$7.43	$6.24	$530.00	$4.71	$3.97

Precious Metal Sales

Precious Metals Sales
Silver/Gold
Montana	2011	2012	2013	2014	2015
Ounces Gold Shipped (Au)	161.71	102.32	59.74	64.77	89.12
Ounces Silver Shipped (Ag)	17,472.99	20,237.70	22,042.46	29,480.22	30,420.75
Revenues	$667,813	$647,554	$347,016	$461,083	$491,426
Mexico
Ounces Gold Shipped (Au)			1.780
Ounces Silver Shipped (Ag)			1,053.240
Revenues			$22,690

Total Revenues	$667,813	$647,554	$369,706	$461,083	$491,426

BEAR RIVER ZEOLITE

ZEOLITE PRODUCTION	2011	2012	2013	2014	2015
Tons Shipped	12,105	12,189	11,182	11,079	15,901
Average Price Per Ton	$168.83	$216.73	$196.96	$195.83	$173.17
Gross Revenues	$2,043,641	$2,641,699	$2,202,414	$2,169,619	$2,753,644
Net Income	$118,185	$313,442	$404,453	$304,934	$511,403

ANTIMONY OPERATIONS

ANTIMONY MARKET

The United States used 23,600 metric tons (approximately 52,000,000 pounds) of antimony in 2015. Of this amount 35% went to metal products primarily storage batteries and ammunition: 35% went to non-metal products including rubber, glass, and ceramics; and 30% went into flame retardants. The domestic market for USAC antimony products remained strong even though global prices deteriorated in a weak economic environment. In 2013, the world-wide production was 163,000 metric tons or 359,353,516 pounds. The Chinese control more than 90% of the world supply, and pricing can be volatile. Pricing of the metal is generally based on the London Metal Exchange average price C.I.F. Rotterdam per metric ton (a metric ton contains 2,204.6 pounds). Antimony oxide contains 83.1% antimony metal and it is typically our preferred product due to its premium pricing.

1.	Following are the capital expenditures for 2015:

Division	Operation	Description	Amount
BRZ	Zeolite	VSI Line 1 construction	$67,682
BRZ	Zeolite	Caterpillar 235 Excavator	29,831
BRZ	Zeolite	Permitting	15,310
BRZ	Zeolite	Major Equipment Repairs	83,415
USAC Montana	Antimony and precious metals	Plant and Office Equipment	3,728
USAC Montana	Antimony and precious metals	Two Caterpillar Forklifts	58,600
USAMSA	Madero	Buildings	1,835
USAMSA	Madero	Capitalized interest	4,542
USAMSA	Madero	Permitting	56,461
USAMSA	Madero	Plant construction	3,820
USAMSA	Madero	Leach Circuit	107,023
USAMSA	Madero	IVA Tax on Equipment	36,619
USAMSA	Puerto Blanco	Buildings	10,395
USAMSA	Puerto Blanco	Permitting	48,299
USAMSA	Puerto Blanco	Leach Circuit	1,734
USAMSA	Puerto Blanco	500 Ton Ball Mill	15,095
USAMSA	Puerto Blanco	Land Payments San Miguel	125,000
USAMSA	Puerto Blanco	Permitting	20,825
USAMSA	Guadalupe	Property purchase	1,559,615
USAMSA	Guadalupe	Capitalized amortization	14,591
USAMSA	Guadalupe	Permitting	2,502
USAMSA	Soyatal	Permitting	2,593
USAMSA	Soyatal	Capitalized amortization	42,498
USAMSA	Wadley	Plant Improvements	77,333
USAMSA	Wadley	Used Truck	1,385
USAMSA	OTHER	Software	4,165
HILLGROVE	OTHER	Building construction	44,136
HILLGROVE	OTHER	Permiting	4,200
HILLGROVE	OTHER	Plant	914,069
HILLGROVE	OTHER	Equipment	94,016
			$3,451,317

2.
The “Mexican excess production costs” include (1) holding costs for Los Juarez, Wadley, Soyatal, Guadalupe, and the Puerto Blanco mill, and (2) the write-down of significant concentrates and direct shipping ore (DSO) mined in 2013 and 2014 at Wadley, Soyatal, and other properties. These costs are included in our production costs and have a very severe impact on profitability. In 2015, they added $1,086,440 to the costs of the production of antimony. These costs amounted to $.98 per pound of antimony production in Mexico.

WADLEY MINE AND MILL, SAN LUIS POTOSI, MEXICO

The Wadley produced more than 80% of the Madero smelter feed during 2014. During that time, and through 2015, reconfiguration and testing of the gravity mill has proceeded. Mining is by hand methods without the benefit of compressed air and explosives. At one time, Wadley was shipping up to 600 tons per month of hand sorted ore to Laredo, Texas, which amounted to approximately 5,000,000 pounds per year of antimony. For 2016, we have reduced our lease costs for Wadley by approximately $70,000 from 2015, and raised the mine grade from a minimum of 25% to a minimum of 35%.  We adjusted the purchase price to a significantly lower price indexed to the Rotterdam price for antimony. Currently, the operation is in a care and maintenance mode until we need the ore at our Madero smelter, but we expect Wadley to be the largest producer of Mexican antimony for us by the end of 2016.  Contract miners from about 100 to 120 men are available at the present time. With increased mechanization and explosives, this property could produce much more antimony for us than it has in the past. We do not claim any reserves at Wadley as defined by the SEC.

SOYATAL DISTRICT, QUERETARO, MEXICO

USAC owns the Soyatal District mines. During 2014 and 2015, Soyatal produced a small amount of DSO (direct shipping ore for the smelter) and concentrates from low grade and dumps. After sampling some of the extensive dumps, USAC has begun milling dumps in the 4.5 to 9% range with a recovery of almost 50% at our Puerto Blanco mill.  We expect the property to become a substantial producer of low cost feed. We do not claim any reserves at Soyatal as defined by the SEC.

GUADALUPE, ZACETECAS, MEXICO

The Guadalupe mining property has been on care and maintenance, but production will resume in the second quarter of 2016.  The ore from Guadalupe results in very high grade concentrate of approximately 65% to 70% antimony tri-sulfide that could be shipped to the friction-brake industry for a premium price.  We do not claim any reserves at Guadalupe as defined by the SEC.

PUERTO BLANCO OXIDE/SULFIDE MILL, GUANAJUATO, MEXICO

In 2014, the Puerto Blanco mill processed 1,284 tons of sulfide ore from Guadalupe and 1,676 tons of oxide ore from Guadalupana and 458 tons of oxide ore from Soyatal. In 2015, the mill processed legacy dump material from our Soyatal property using the oxide circuit.  This constituted less than 10% of the mill capacity. During 2015, the Puerto Blanco mill was primarily engaged in test runs of various ores to improve mineral recovery.  CAPEX expenditures in 2015 were primarily the construction of the oxide circuit, the installation of cleaner flotation cells, the design and construction of a leach circuit, and limited work on the 500 ton mill. In the second half of 2016, the mill will primarily be engaged in processing ore from our Los Juarez mining property.

MADERO SMELTER, COAHUILA, MEXICO

The Madero smelter produces very high quality antimony from Mexico. The Madero smelter has 17 small furnaces (SRF’S) and one large furnace (LRF).  The LRF and five of the SRF’s have been dedicated to processing concentrates from Australia during 2015.  A natural gas pipeline has reduced our per pound Mexican fuel costs by about 75%.  During 2015, we built and installed four SRF’s for our own use, five SRF’s and one LRF for the Hillgrove concentrate, a 100 foot stack for fume dispersion, and multiple improvements to our infrastructure.  Hillgrove has notified us that they are not mining in Australia at this time, and that we should expect that we will not receive the same amount of concentrates for 2016 that we received in 2015.  We are prepared to increase our production from our Mexican mining properties to keep the Madero smelter producing near capacity. We are presently installing a leach plant at Madero to improve the recovery of precious metals from Los Juarez concentrates.

MONTANA SMELTER, THOMPSON FALLS, MONTANA

The Montana smelter at the USAC corporate headquarters in Thompson Falls, Mt., processes feed from Canadian, Mexican and Australian sources, recovers precious metals, and makes finished antimony oxide and metal.  We have made substantial improvements to our precious metals recovery circuit at Thompson Falls in 2015.

HILLGROVE MINES, PTY. LTD. ARMIDALE, AUSTRALIA

USAC entered a purchase agreement with Hillgrove Mines Pty Ltd for 200 metric tons per month of 58% to 60% antimony concentrates that contain approximately 20 grams (0.64 ounces) of gold per metric ton. This amounts to approximately 3,000,000 pounds of antimony and 1,500 ounces of gold annually.  Hillgrove provided funding to USAC to expand its smelter capacity in Mexico. In 2015, we processed 53 containers with approximately 1,084 metric tons of concentrate. We had approximately 20 containers on hand at the end of 2015, and we continue to receive containers at this time.  Hillgrove has notified us that it has shut down mining in Australia, and that we will not receive concentrates once they have shipped what they have at their mill. We are recovering our processing costs, and we anticipate a 9.5% profit on sales.

PRECIOUS METALS OPERATIONS

LOS JUAREZ, QUERETARO, MEXICO

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
A shallow but widespread drilling program was started in 2015 to identify the higher grade ore in the deposit. The global average based on these drill holes and rcok chip samples 0.057 ounces (1.77grams) gold, and 2.43 ounces (75.24 grams) silver, and 0.343% antimony per metric ton.  To date, less than 5% of the property has been drilled.  A leach plant was built at Madero during 2015 to treat flotation concentrates from Puerto Blanco. Following the successful operation of the 100 tons per day mill at Puerto Blanco and processing at Madero, an additional 500 ton per day mill will be completed and dedicated to Los Juarez ore at either Puerto Blanco or adjacent to the open pit at Los Juarez.  We claim no reserves at Los Juarez as defined by the SEC, and the drilling does not comply with Canadian NI 43-101.

CANADIAN SOURCE

Precious metals will be recovered from an off-take agreement with a Canadian source and are sold back to the Canadian producer at a discount.

HILLGROVE MINES PTY. LTD.

Preparations are being made at our precious metal refinery in Montana to recover gold from Hillgrove concentrate.  During the first quarter of 2016, we achieved a good recovery of precious metals from the Hillgrove concentrates, and have started delivery to a refinery.  The process being used for the Hillgrove concentrates is transferable to the Los Juarez concentrates to be made at Puerto Blanco.

ZEOLITE OPERATIONS

During 2015, BRZ sales of $2,753,644 generated a profit of $511,403. Depreciation was $221,441, and the operation contributed $732,844 (EBITDA) to corporate growth. Following are the 2015 applications of BRZ:

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

The oil and gas and mining industries could become a large application for BRZ zeolite used for remediation.

CORPORATE INFORMATION

UNITED STATES ANTIMONY CORPORATION
PO Box 643
Thompson Falls, Montana 59873
Phone: 406-827-3523 Fax: 406-827-3543
E-mail: tfl3543@blackfoot.net
NYSE MKT: TICKER SYMBOL“UAMY”
www.usantimony.com and www.bearriverzeolite.com

USAC BOARD OF DIRECTORS
•	Gary Babbitt has over 30 years experience in mining law and contracts and is a graduate of the University of Chicago.
•	John C. Lawrence, Geologist, Metallurgist graduated from the University of Wyoming and has more than 50 years of experience in oil and gas, and most phases of mining, milling, and smelting.
•	Russell C. Lawrence, Physicist graduated from the University of Idaho where he worked in the Physics Department and later in all phases of construction.
•
Hart W. Baits, Geologist graduated from the University of Oregon and has more than 30 years of experience as an exploration geologist with Western Gold Exploration and Mining Company, Inspiration Mining, Inc., Noranda, Anaconda Mining Company, McMaster University, and Bear Creek Mining Company.

•	Whitney H. Ferer, Commodities Trader attended Colorado College and worked for 38 years in a 128-year old family owned trading company, Aaron Ferer & Sons Co.
•
Jeffrey D. Wright.  Mr. Wright graduated from North Carolina University in 1991, and from the University of Southern California, Marshall School of Business (MBA) in 2004.  From 2011 through 2013 he was the managing director metals and mining research for Global Hunter Securities, and he held the same position for H.C. Wainwright for 2013 through 2015.

CORPORATE OFFICERS
•	John Lawrence: President and CEO
•	Russell C. Lawrence: Chemist, Executive Vice President Latin America
•
John C. Gustavsen:  Executive Vice President North America graduated from Rutgers and worked for Harshaw Chemical Company where he became President and produced more than 25,000,000 pounds per year of antimony oxide.

•	Dan Parks: CPA, CFO graduated from University of Idaho and worked for Coopers and Lybrand, Pack River Lumber, and more than 30 years in his own accounting office.
•	Matt Keane: Director Sales graduated from Mankato State University and was a building contractor and the owner of a building supply business.
•	Alicia Hill: Corporate Secretary, Treasurer, and Controller

CORPORATE COUNSEL
•	Paul Boyd, Stoel Rives, LLP, has practiced corporate and securities law for more than 30 years. He received his undergraduate degree from Stanford University and his law degree from Georgetown.

MEXICAN COUNSEL
•	Lexcorp Abogados

AUDITORS
•	Decoria, Maichel, & Teague

MEXICAN ACCOUTANTS
•	Ceballos Contadores

TRANSFER AGENT
•	Columbia Stock Transfer Company

HEADQUARTRERS, MONTANA.
•	Marilyn Sink: Plant Manager
•	Lance Sink: Assistant Manager
•	Matt Keane: Director Sales
•	Tony Lyght: Maintenance Foreman

MADERO SMELTER, COAHUILA MEXICO
•	Russell C. Lawrence: Director
•	Luis Valeriio Delgado: Smelter Manager
•	Sixto Beserra: Chemist Smelter

PUERTO BLANCO MILL, GUANAJUATO, MEXICO
•	Jose Jesus Heriberto Torres Montes: Mill Manager & Ore Buyer

LOS JUAREZ GROUP, QUERETARO, MEXICO
•	Reynaldo Angles: Mine Manager Los Juarez

WADLEY, SAN LUIS POTOSI, MEXICO
•	Jesus Loera Rocha: Office Manager
•	Salvador Lora Garcia: Mill Manager
•	Juanito Rocha Candelario: Chief Ore Buyer
•	Antonio Rocha Medina: Mine Manager

MEXICAN SUPPORT TEAM
•	Leo Jackson: Transportation, Negotiations
•	Sergio Rebolledo Mota: Permitting

BRZ ZEOLITE MINE, PRESTON, IDAHO
•	Sara Lee Larso: General Manager
•	Juan Sanchez: Plant Manager
•	Dave Cole: Mine Manager

BRZ ZEOLITE SALES CANADA
•	Brian Preddy: Lethbridge, Alberta, Ca.(403-715-0321)

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

Overview

Antimony Sales

Although the volume of antimony sold (metal contained) increased 44% to 2,487,321 pounds in 2015 from 1,727,804 pounds in 2014, a decrease in the average sales price of antimony (metal contained basis) of approximately $0.75 per pound saw our gross sales of antimony increase by only $1,731,523 (21%).  Our loss from antimony decreased from a loss of $1,926,126 in 2014 to a loss of $1,349,934 in 2015, a decrease of 30%. During 2015, the increase in sales of our antimony products (approximately 760,000 lbs) from 2014 was due to an increase in volume of raw material received from our Canadian supplier and from concentrates received from Hillgrove Mines of Australia. For our Mexican operations, we processed and sold approximately 907,000 pounds of antimony from Hillgrove Mines, and approximately 198,000 pounds from our Mexican properties. The raw material received from our Mexican properties decreased from approximately 586,000 lbs in 2014 to 198,000 pounds in 2015 because our furnace capacity was being used to process concentrates form Hillgrove.

Zeolite Sales

Our sales volume of zeolite in 2015 was 4,822 tons more than we sold in 2014, an increase of 44%.  Our average sales price decreased by approximately $22 per ton, from $195.83 per ton to $173.17 per ton, a decrease of approximately 11%.  The decrease in price was primarily due to sales of higher volume, lower priced products.  During 2015, total sales of zeolite increased approximately $584,000 from 2014, and the profit increased from $330,671 in 2014 to $511,403 in 2015.

Precious Metals Sales

Precious Metals Sales
Silver/Gold
Montana	2011	2012	2013	2014	2015
Ounces Gold Shipped (Au)	161.71	102.32	59.74	64.77	89.12
Ounces Silver Shipped (Ag)	17,472.99	20,237.70	22,042.46	29,480.22	30,420.75
Revenues	$667,813	$647,554	$347,016	$461,083	$491,426
Mexico
Ounces Gold Shipped (Au)			1.780
Ounces Silver Shipped (Ag)			1,053.240
Revenues			$22,690

Total Revenues	$667,813	$647,554	$369,706	$461,083	$491,426

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

For 2015, and since 1983, we relied on foreign sources for raw materials, and there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by us.  We have developed sources of antimony in Mexico but we are still depending on foreign companies for raw material in the future. We expect more raw materials from our own properties for 2016 and later years. We continue working with suppliers in North America, Central America, Europe, Australia, and South America.

We currently own 100% of the common stock, equipment, and the leases on real property of United States Antimony, Mexico S.A. de C.V. or USAMSA, which was formed in April 1998.  We currently own 100% of the stock in Antimony de Mexico SA de CV (AM) which owns the San Miguel concession of the Los Juarez property.  USAMSA has three divisions (1) the Madero smelter in Coahuila that started expanded operations in late 2012, (2) the Puerto Blanco flotation mill and oxide circuit in Guanajuato that started operating on a test basis in late 2012 and is ramping up for 2016, and (3) mining properties that include the Los Juarez mineral deposit with concessions in Queretaro, the Wadley mining concessionin San Lis Potosi, the Soyatal deposits in Queretaro, and the Guadalupe properties in Zacatecas.

In our existing operations in Montana, we produce antimony oxide, sodium antimonate, antimony metal, and precious metals.  Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper.  Antimony oxide is also used as a color fastener in paint, as a catalyst for production of polyester resins for fibers and film, as a catalyst for production of polyethelene pthalate in plastic bottles, as a phosphorescent agent in fluorescent light bulbs, and as an opacifier for porcelains.  Sodium antimonate is primarily used as a fining agent (degasser) for glass in cathode ray tubes and as a flame retardant.  We also sell antimony metal for use in bearings, storage batteries and ordnance.

We estimate (but have not independently confirmed) that our present share of the domestic market and international market for antimony oxide products is approximately 4% and less than 1%, respectively.  We are the only significant U.S. producer of antimony products, while China supplies 92% of the world antimony demand.  We believe we are competitive both domestically and world-wide due to the following:

•	We have a reputation for quality products delivered on a timely basis.
•	We are a non-Chinese producer of antimony products.
•	We have two of the three operating antimony smelters in North and Central America.
•	We are the sole domestic producer of antimony products.
•	We can ship on short notice to domestic customers.
•
We are vertically integrated, with raw materials from our own mines, mills, and smelter in Mexico, along with the raw materials from exclusive supply agreements we have with numerous ore and raw material suppliers.

•	As a vertically integrated company, we will have more control over our raw material costs.

Following is a five year schedule of our antimony sales:

Schedule of Antimony Sales
	Metal		Average
Year	Contained	$	Price/Lb
2015	2,487,321	$9,863,933	$3.97
2014	1,727,804	$8,132,410	$4.71
2013	1,579,182	$8,375,158	$5.30
2012	1,403,210	$8,753,449	$6.24
2011	1,401,423	$10,406,636	$7.43

Concentration of Sales:

During the two years ended December 31, 2015, the following sales were made to our three largest customers:

Sales to Three	For the Year Ended
Largest Customers	December 31, 2015	December 31, 2014
Alpha Gary Corporation	$3,142,586	$3,289,766
East Penn Manufacturing Inc	1,236,250	720,966
General Electric
Kohler Corporation	1,736,914	2,091,565
Polymer Products Inc.	-	-
	$6,115,750	$6,102,297
% of Total Revenues	46.65%	56.45%

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

	USA	Rotterdam
	Average	Average
Year	Price/Lb	Price/Lb
2015	$3.41	$3.32
2014	$4.40	$4.31
2013	$4.73	$4.78
2012	$5.86	$5.71
2011	$6.97	$7.05

A six year price range of our sales prices for antimony oxide and antimony metal, per pound, was as follows:

	Oxide	Metal	Combined
	Average	Average	Average
Year	Price/Lb	Price/Lb	Price/Lb
2015	$3.34	$3.71	$3.97
2014	$4.00	$4.18	$4.71
2013	$4.41	$4.69	$5.30
2012	$5.14	$5.58	$6.24
2011	$6.16	$7.42	$7.43
2010	$3.67	$4.42	$4.34

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

Zeolite Division

We own 100% of Bear River Zeolite Company, (BRZ), an Idaho corporation that was  incorporated on June 1, 2000.  BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment.  In 2010 the royalty was adjusted to $10 per ton sold.  The current minimum annual royalty is $60,000.  In addition, BRZ has more zeolite on U.S. Bureau of Land Management land.  A company controlled by the estate of Al Dugan, a significant stockholder and, as such, an affiliate of USAC, receives a payment equal to 3% of net sales on zeolite products. William Raymond and Nancy Couse are paid a royalty that varies from $1 to $5 per ton.  On a combined basis, royalties vary from 8%-13%.   BRZ has constructed a processing plant on the property and it has improved its productive capacity. In addition to a large amount of fully depreciated equipment that has been transferred from the USAC division, we have spent approximately $3,712,000 to purchase and construct the processing plant as of December 31, 2015.

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

Antimony Processing Site

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site").  We are under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality. At December 31, 2014 and 2015, we have accrued $100,000 to fulfill our environmental responsibilities.

BRZ

During 2001, we recorded a reclamation accrual for our BRZ subsidiary, based on an analysis performed by us and reviewed and approved by regulatory authorities for environmental bonding purposes.  The accrual of $7,500 represents the our estimated costs of reclaiming, in accordance with regulatory requirements, the acreage disturbed by our zeolite operations remains unchanged at December 31, 2015.

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

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2015.  We have made significant reclamation and remediation progress on all our properties over thirty years and have complied with regulatory requirements in our environmental remediation efforts.

Employees

As of December 31, 2015, we employed 27 full-time employees in Montana.  In addition, we employed 16 people at our zeolite plant in Idaho, and more than 40 employees at our mining, milling and smelting operation in Mexico.  The number of full-time employees may vary seasonally.  None of our employees are covered by any collective bargaining agreement.

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

We have accruals totaling $260,327 on our balance sheet at December 31, 2015, for our environmental reclamation responsibilities and estimated asset retirement obligations. If we are not able to adequately perform these activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

Item 1B   Unresolved Staff Comments

There are no unresolved staff comments from the Securities and Exchange Commission at December 31, 2015.

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

MINERAL PROPERTIES
LOS JUAREZ GROUP

We hold properties that are collectively called the “Los Juarez” property, in Queretaro, as follows:

1.
San Miguel I and II are being purchased by a USAC subsidiary, Antimonio de Mexico, S. A. de C. V (AM), for $1,480,500. To date, we have paid $1,415,500 on the property, and have incurred significant permitting costs. The property consists of 40 hectares.

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

During 2014 and 2015, $45,752 and $88,250 of the discount was amortized to the Soyatal debt, resulting in a discounted amount owed of $820,272 and a remaining debt discount of approximately $123,798 at December 31, 2015.  The Company agreed to pay the Soyatal debt holder $100,000 during 2014 as part of the down payment agreement, and at December 31, 2015, this debt had been paid.  The Company did not make the $100,000 payment due in January of 2015.  The Company has been making payments of $5,000 per month that have been informally agreed to by the parties while the future payment terms of the Soyatal debt are negotiated.  These payments have been recorded as reductions of long term debt.

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

Mr. White remarks p. 84 and 85, “In the Soyatal Mines, as in practically all antimony mines, it is difficult to estimate the reserves, for the following reasons:

•	The individual deposits are so extremely irregular in size, shape, and grade that the amount of ore in any one of them is unknown until the ore has been mined.
•
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

USAMSA MADERO SMELTER, ESTACION MADERO, PARRAS DE LA FUENTE, COAHUILA, MEXICO.

USAC, through its wholly owned subsidiary, USAMSA, owns and operates a smelting facility at Estacion Madero, in the Municipio of Parras de la Fuente, Coahuila, Mexico. The property includes 13.48 hectares. Seventeen small rotating  furnaces (SRF’s) and one large rotating furnace (LRF) with an associated stack and scrubber were permitted and installed by the end of 2015. Other equipment includes cooling ducting, dust collectors, scrubber, laboratory, warehouse, slag vault, stack, jaw crusher, screen, hammer mill, and a 3.5’ x 8’ rod mill. The plant has a feed capacity of five to six metric tons of direct shipping ore or concentrates per day, depending on the quality of the feedstock.  If the feedstock is in the mid-range of 45% antimony, the smelter could produce approximately 1.8 MM lbs of contained antimony annually. Concentrates from our flotation plant, and hand-sorted ore from Mexico sources and other areas, are being processed. The Madero production is shipped to our Montana plant to produce finished Antimony products and other derivative by-products. Access to the plant is by road and railroad. Set forth below are location maps:

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

Coarse Products Circuit

There are two lines to produce coarse products:

•	Line 1 is a closed circuit with a 100 HP vertical shaft impactor and a 5 deck Midwestern multivibe screen.

•
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

Item 3   Legal Proceedings

USAC has initiated an action against our prior investor relations consultant asking that he be ordered to desist from contacting any of our shareholders, and restrained from derogatory actions intended to harm our Company’s reputation and causing financial harm to the company.  The outcome of our suit is unknown at this time.

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

2015	High	Low
First Quarter	$0.91	$0.48
Second Quarter	1.65	0.52
Third Quarter	0.79	0.35
Fourth Quarter	0.46	0.24

2014	High	Low
First Quarter	$2.14	$1.67
Second Quarter	2.17	1.41
Third Quarter	1.76	1.15
Fourth Quarter	1.35	0.60

The approximate number of holders of record of our common stock at March 30, 2016, is 2,500.

We have not declared or paid any dividends to our stockholders during the last five years and do not anticipate paying dividends on our common stock in the foreseeable future.  Instead, we expect to retain earnings for the operation and expansion of our business.

Item 6             Selected Financial Data

December 31,	2015	2014
Balance Sheet Data:
Current assets	$2,136,326	$2,303,669
Property, plant, and equipment-net	16,030,333	13,511,803
Restricted cash	76,012	75,754
Other assets	17,530	653,805
Total assets	$18,260,201	$16,545,031

Current liabilities	$2,429,830	$2,292,640
Long-term debt, net of current portion	1,717,745	715,328
Hillgrove advances payable	1,254,846	161,339
Stock payable to directors for services	137,500	125,000
Accrued reclamation costs	260,327	255,190
Total liabilities	5,800,248	3,549,497
Shareholders' equity	12,459,953	12,995,534
Total liabilities and
shareholders' equity	$18,260,201	$16,545,031

Income Statement Data:
Revenues	$13,109,003	$10,772,192

Cost of revenues	13,521,363	11,111,533
Operating expenses	1,311,407	1,213,548
Gain on liability adjustments	(914,770)
Other (income) expense	29,534	42,566
Total expenses	13,947,534	12,367,647

Income (loss) before income taxes	(838,531)	(1,595,455)
Income tax benefit (expense)	-	-
Net income (loss)	$(838,531)	$(1,595,455)

Per Share Data:
Net income (loss) per share:
Basic and diluted	$(0.01)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	66,207,241	64,605,253

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

Resulta of Operations by Division
Antimony - Combined USA
and Mexico	2015	2014
Lbs of Antimony Metal USA	1,381,971	1,141,436
Lbs of Antimony Metal Mexico:	1,105,350	586,368
Total Lbs of Antimony Metal Sold	2,487,321	1,727,804
Average Sales Price/Lb Metal	$3.97	$4.71
Net income (loss)/Lb Metal	$(0.54)	$(1.11)

Gross antimony revenue - net of discount	$9,863,933	$8,132,410
Precious metals revenue	491,426	461,083
Production costs - USA	(4,265,840)	(4,864,603)
Product cost - Mexico	(4,201,005)	(2,609,338)
Direct sales and freight	(438,582)	(295,334)
General and administrative - operating	(428,022)	(288,602)
Mexico non-production costs	(1,086,440)	(688,619)
General and administrative - non-operating	(1,481,111)	(1,234,597)
Gain on liability adjustment	914,770
Non-operating gains		14,530
Net interest	(7,718)	6,496
EBITDA	(638,589)	(1,366,574)
Income taxes
Depreciation,& amortization	(711,345)	(559,552)
Net income (Loss) - antimony	$(1,349,934)	$(1,926,126)

Zeolite	2015	2014
Tons sold	15,901	11,079
Average Sales Price/Ton	$173.17	$195.83
Net income (Loss)/Ton	$32.16	$29.85

Gross zeolite revenue	$2,753,644	$2,169,619
Production costs	(1,266,687)	(1,109,386)
Direct sales and freight	(286,235)	(170,964)
Royalties	(279,435)	(222,054)
General and administrative - operating	(108,847)	(81,852)
General and administrative - non-operating	(80,229)	(63,765)
Non-operating gains		30,000
Net interest	633	303
EBITDA	732,844	551,901
Depreciation	(221,441)	(221,230)
Net income - Zeolite	$511,403	$330,671

Company-wide	2015	2014
Gross revenue	$13,109,003	$10,763,112
Production costs	(9,733,532)	(8,583,327)
Other operating costs	(2,627,561)	(1,747,425)
General and administrative - non-operating	(1,561,340)	(1,298,362)
Gain on liability adjustment	914,770
Non-operating gains	-	44,530
Net interest	(7,085)	6,799
EBITDA	94,255	(814,673)
Income tax benefit (expense)
Depreciation & amortization	(932,786)	(780,782)
Net income (Loss)	$(838,531)	$(1,595,455)

Excess Mexico production costs

During the two year period ending December 31, 2015, we incurred excess production costs at our Mexico operations.  At the beginning of each year, management determined a standard, or expected, cost to produce antimony products for shipment to Montana for further processing. For 2015 and 2014, the standard costs per pound was $3.95 and $4.45, respectively.  The production costs above the standard costs were calculated and reported in the above schedule of results of operations by division as “excess Mexico production costs”, which were $1,086,440 and $688,619 in 2015 and 2014, respectively. The excess Mexico production costs are primarily due to holding costs from inactivity at the Wadley and Los Juarez mines, the Puerto Blanco mill, and the loss of production at the Madero smelter from metalurgical testing and experimenting with various production methods and formulas.

Overview

Our cost of production was elevated for the years ended December 31, 2015 and 2014, because we were starting a major mining and production facility in Mexico.  The same workers responsible for production were also a significant part of building and testing the manufacturing plants and equipment at Puerto Blanco and Madero, Mexico, which resulted in costs that won’t be incurred when construction and testing is complete.  To a lesser degree, we incurred similar testing costs at our plant in Thompson Falls, Montana.  In Mexico, there will still be some overlapping costs in 2016 because the smelter is finishing a major expansion in its physical plant.  The production from Mexico should be greater for 2016 than 2015 once the plant expansion is complete and the management and crew at the Madero smelter can concentrate their efforts on production activities.

The non-cash expense items totaled $1,075,423 for 2015 and included $932,786 for depreciation and amortization, $5,137 for accretion, and $137,500 for director compensation.

The non-cash expense items totaled $903,392 for 2014 and included $780,782 for depreciation and amortization, $(2,390) for accretion, and $125,000 for director compensation.

We are producing and buying raw materials, which will allow us to ensure a steady flow of products for sale.  Our smelter at Madero, Mexico, was producing a significant portion of our raw materials in 2014 and 2015.  We will still purchase a significant portion of our raw materials from suppliers for our smelter in Montana.

We completed installation of a natural gas pipeline to replace propane as the fuel used in our Mexico smelter in the fourth quarter of 2014.  We expected the pipeline to reduce our smelter fuel cost by approximately 75%.  Our smelter fuel cost (propane) in Mexico was approximately $700,000 for 2013 and $690,000 using 8 furnaces for the first nine months of 2014, resulting in a cost of approximately $1.27 per pound.  Our natural gas cost was $348,260 to produce 1,105,350 pounds of antimony in 2015, or approximately $0.32 per pound, a decrease of $0.95 per pound (74.8%).

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

 When approved, the restart of production from Los Juarez will create a significant increase in our precious metals revenue for 2016 and years forward.

Our principal smelter, precious metals recovery operation, and our Company headquarters remain in Montana.  With increased production, we expect to widen our base of customers.

Results of Operations

Comparison of Years ended December 31, 2015and 2014

	2015	2014
Antimony Division - United States:
Revenues - Antimony (net of discount)	$9,863,933	$8,132,410
Revenues - Other		9,080
Revenues - Precious metals	491,426	461,083
	10,355,359	8,602,573
Domestic cost of sales:
Production costs	4,265,840	4,864,603
Depreciation	61,819	63,787
Freight and delivery	311,027	243,606
General and administrative	192,298	288,602
Direct sales expense	65,000	51,726
Total domestic antimony cost of sales	4,895,984	5,512,324

Cost of sales - Mexico
Production costs	3,765,902	2,609,338
Depreciation and amortization	649,525	495,765
Freight and delivery	62,555	122,035
Reclamation accrual	5,137	4,839
Land lease expense	435,103	407,493
Mexico non-production costs	1,086,440	22,553
General and administrative	363,025	131,700
Total Mexico antimony cost of sales	6,367,687	3,793,723

Total revenues - antimony	10,355,359	8,602,573
Total cost of sales - antimony	11,263,671	9,306,047
Total gross profit (loss) - antimony	(908,312)	(703,474)

Zeolite Division:
Revenues	2,753,644	2,169,619
Cost of sales:
Production costs	1,266,687	1,109,386
Depreciation	221,441	221,230
Freight and delivery	289,927	87,355
General and administrative	114,102	81,852
Royalties	279,435	222,054
Direct sales expense	86,100	83,609
Total cost of sales	2,257,692	1,805,486
Gross profit - zeolite	495,952	364,133

Total revenues - combined	13,109,003	10,772,192
Total cost of sales - combined	13,521,363	11,111,533
Total gross profit (loss) - combined	$(412,360)	$(339,341)

•
 During the two year period ended December 31, 2015, the most significant event affecting our financial performance was the decrease in the price of antimony (see table page 6).  During the year ended December 31, 2015, the most significant event was construction and start-up of a plant to process antimony concentrate for Hillgrove LTD of Australia.  The expansion of production at our Mexico operations caused our reported operating costs to be elevated when compared to years when we were not initiating the start-up of new production facilities. The Mexican production of antimony (metal contained) and sold was 586,368 pounds during 2014 compared to 1,105,350 pounds for 2015, an increase of 88.5%.  2015 and 2014 are regarded as “start- up years” during which the holding costs, permitting, and metallurgical research was categorized as a “non-production” operating expense. During both years, Los Juarez concentrate was not produced and Soyatal oxide ore was in a research phase at the Puerto Blanco oxide circuit. Guadalupe was not in production for most of 2015while they prepared the underground for mining higher grade rock.  The Puerto Blanco mill circuits were utilized less than 10% of their capacity.  Going forward, the increased supply of raw material from Mexico and the metal prices for both antimony and precious metals will be the most significant factors influencing our operations.  The following are highlights of the significant changes during 2015 and the two year period then ended:

a.
Our sales of antimony for 2015 increased by approximately 759,000 pounds (44%) from 2014. Our revenues from antimony increased in 2015 by approximately $1,712,000 (21%) from 2014 due to an increase in the amount of antimony sold.  The average sale price for antimony contained in all products declined from $4.71 in 2014 to $3.96 per pound in 2015, a decrease of $0.75 (15.9%).

b.
The metallurgical problem with the Los Juarez feed has been solved, and mining, milling, and smelting will resume when the necessary permits are obtained. This will put the Puerto Blanco mill in operation. During 2015 and 2014, the Puerto Blanco mill was operating at less than 10% of capacity.

c.
The Soyatal oxide ore recovery problem has been solved, and high grade oxide concentrates can be produced. Oxide mineralized rock from dumps will be mined and underground development will be started when the need for raw materials increases.

d.	Explosives were permitted at Guadalupe in 2014, and underground development has started.

•	Assuming that Guadalupe and Los Juarez feed are going to the Puerto Blanco mill, the 500 ton per day mill that is estimated at 40% of completion will need to be completed.

•
Our cost of goods sold for antimony increased by approximately $1,958,000 for 2015 because of the increase in antimony sold. For the year ended December 31, 2015, costs of goods sold include operating and non-operating production costs from Mexico operations.  Our switch to natural gas as a fuel for our smelter at Madero in the fourth quarter of 2014 has provided a significant improvement in our Mexico operating costs for 2015.  Prior to 2015, the cost of propane was our second largest operating cost, and the switch to natural gas has decreased the per pound cost by 75%.  The cost of goods sold during both years has been impacted by increases in the cost of operating supplies, fuel, trucking, insurance, refractory costs, and steel.

•
Our volume of zeolite sold was up 44%, from 11,079 tons in 2014 to 15,901 tons in 2015.  The tons of zeolite sold decreased by approximately 100 tons in 2014 from 2013. Total revenue increased by approximately $584,000 in 2015 and decreased approximately $33,000 in 2014. Our cost of goods sold increased by approximately $452,206 for 2015, and increased by approximately $55,000 for 2014 from 2013.  Cost of sales increased for 2015 primarily because we had an increase in the volume of product sold.

•
General and administrative costs, as reported in our statement of operations, include fees paid to directors through stock based compensation. In 2015 and 2014, we incurred $40,000 each year in fees to the NYSE MKT that was included in general and administrative expenses.  General and administrative costs for 2015 and 2014 include general and administrative costs related to commencement of production at our facilities in Mexico.  The combined general and administrative costs were 5.6%, and 5.8%, of sales for 2015 and 2014, respectively.  The combined general and administrative salaries were 3.3%, and 3.9% of sales for 2015 and 2014, respectively.

•
The increase in professional fees for 2015 (approximately $73,000) was primarily due to increased costs related to our audits and financial statement preparation and for attorney fees related to alleged violations of an operating agreement with our former Investor Relations representative.

•
Factoring costs decreased in 2015 from approximately $49,000 in 2014 to approximately $41,000. Factoring costs decreased in 2014 by approximately $22,000 as we were able to reduce our collection time for accounts receivable.  The discounts we gave for early payments increased by approximately $23,000 in 2015 from 2014.

Subsidiaries

The Company has a 100% investment in two subsidiaries in Mexico, USAMSA and AM, whose mineral property carrying values were assessed at December 31, 2015 and 2014 for impairment.  Management’s assessment of the subsidiaries’ fair value was based on their future benefit to us.

Financial Condition and Liquidity
	2015	2014
Current Assets	$2,136,326	$2,303,669
Current liabilities	(2,429,830)	(2,255,408)
Net Working Capital	$(293,504)	$48,261

Cash provided (used) by operations	$358,453	$(1,036,375)
Cash used for capital outlay	(1,704,037)	(1,826,553)
Cash provided (used) by financing:
Net payments to factor	468	(164,387)
Proceeds from notes payable to bank	130,672
Proceeds from Hillgrove advances	1,198,445	198,571
Payment of notes payable to bank	-	(138,520)
Principal paid on long-term debt	(94,141)	(129,530)
Proceeds from sales of common stock		3,070,134
Proceeds from long-term debt		130,000
Received on notes receivable for stock	120,000	0
Net change in cash	$9,860	$103,340

Our net working capital decreased for the year ended December 31, 2015, from a positive amount of $48,261 at the beginning of the year to a negative amount of $293,504 at the end of 2015.  Our current assets decreased primarily due to an decrease in our inventories in Montana and in Mexico.  The capital improvements were paid for with cash and debt.  Our current liabilities increased in most categories during 2015.

During the year ending December 31, 2016, we are planning to finance our improvements with operating cash flow. Our 2016 improvements are expected to include completion of the installation at the Madero smelter, completion of cyanide leach circuits at both Madero and Puerto Blanco, and completing the installation of a 400 - 500 ton per day flotation mill at Puerto Blanco.

In 2015, cash used by operations was primarily due to our net loss of approximately $840,000 which was mostly offset by depreciation and amortization of approximately $932,000.  We negotiated decreases in our current liabilities for raw material of approximately $915,000 during 2015.

The current portion of our long term debt is serviceable from the cash generated by operations.

Our stockholders’ equity section makes note that we have a liquidation preference of $5,884,376 for our preferred stock.  This consists of a liquidation payment of $5,281,519 due if we liquidate our company or sell substantially all our assets, and $602,857 of undeclared dividends.  The Board of Directors’ does not intend to declare dividends on preferred stock as due and payable at any time in the near future.  We do not feel that the liquidation preference and undeclared dividends related to our preferred stock will be an impediment to raising capital in the future by issuing additional shares of common stock, and are not going to affect our liquidity.

Item 7A   Quantitative and Qualitative Disclosures about Market Risk

We sell our antimony products based on a world market price.  Our earnings and cash flow are significantly affected by changes in the price of antimony.  The price of antimony can fluctuate widely and is influenced by numerous factors such as demand, production levels, and world political and economic events.  During the past five years, our average sales price of antimony metal has ranged from a high of $7.43 per pound in 2011 to a low of $3.96 per pound in 2015.  Analysis of our costs indicate that, for the year ended December 31, 2015, raw material costs were approximately 50% of our cost of revenues (cost of goods sold).  Our raw material cost is tied to the sales price of antimony, but most of our production costs are fixed in nature, and could not be decreased readily without decreasing our production.  During the year ended December 31, 2015, a $0.50 per pound decrease in our sales price would have likely caused our gross profit to decrease by $0.25 per pound.  As we produce more of our raw material from our Mexico operations and our raw material cost becomes less affected by world prices, a decrease in our sales price will have a smaller impact on our cost of revenues.

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

•
The value of unprocessed purchased ore in our inventory at the Wadley mining concession and Puerto Blanco mill is based on assays taken at the time the ore is delivered, and may vary when the ore is processed and final settlement is made.  We assay the purchased ore to estimate the amount of antimony contained per metric ton, and then make a payment based on the Rotterdam price of antimony and the % of antimony contained.  Our payment scale incorporates a penalty for ore with a low percentage of antimony.  It is reasonably likely that the initial assay will differ from the amount of metal recovered from a given lot.  If the initial assay of a lot of ore on hand at the end of a reporting period were different, it would cause a change in our reported inventory and accounts payable amounts, but would not change our reported cost of goods sold or net income amounts.  At December 31, 2015, if we had overestimated the per cent of antimony in our total inventory of purchased ore by 2.5%, (a 10% correction to the amount of antimony metal contained if we assayed 25.0% antimony per metric ton), the amount of our inventory and accounts payable would be smaller by approximately $51,000.  Our net income would not be affected.  Direct shipping ore (DSO) purchased at our Madero smelter is paid for at a fixed amount at the time of delivery and assaying, and is not subject to accounting estimates. The amount of the accounting estimate for purchased ore at our Puerto Blanco mill is in a constant state of change because the amount of purchased ore and the per cent of metal contained are constantly changing.  Due to the amount of ore on hand at the end of a reporting period, as compared to the amount of total assets, liabilities, equity, and the ore processed during a reporting period, any change in the amount of estimated metal contained would likely not result in a material change to our financial condition.

•
The asset recovery obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations, and may differ when we cease operations.  At December 31, 2011, we made an estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations would be $134,000.  For purposes of the estimate, we used a probable life of 20 years and costs that, initially, are comparable to rates that we would incur at the present.  We are adding to (an accretion of 6%) the liability each year, and amortizing the asset over 20 years ($6,700 annually), which decreases our net income in total each year (by $11,837 for 2015).  We will make periodic reviews of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and adjust our account balances accordingly.  At this time, we think that an adjustment in our asset recovery obligation is not required, and an adjustment in future periods would not have a material impact in the year of adjustment, but would change the amount of the annual accretion and amortization costs charged to our expenses by an undetermined amount.

Item 8   Financial Statements

The consolidated financial statements of the registrant are included herein on pages F1-F23.

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A   Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Financial Officer conducted an evaluation of the effectiveness of USAC’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015.  Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting (described below) and, as a result of those weaknesses, our disclosure controls and procedures were  ineffective as of December 31, 2015.

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

The management of USAC has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of December 31, 2015.   These weaknesses are as follows:

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

Because these material weaknesses exist, management has concluded that our internal control over financial reporting as of December 31, 2015, is ineffective.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting for the quarter ended December 31, 2015.

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

On January 24, 2014, as reported on SEC Form 8K, the Company accepted the resignation of Bernard J. Guarnera, from the Board of Directors.

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

On March 23, 2015, the Company issued the Board members 183,825 shares of the Company’s common stock for services in 2014 with a value of $125,000.

On July 1, 2015, Jeffrey Wright was elected as a board member.

On March 31 and August 11, 2015, the Company issued Herbert Denton, the Company investor relations consultant, 5,000 and 100,000 shares, respectively, of the Company’s common stock in exchange for services.  On September 30, 2105, a note receivable for $30,000 due from Mr. Denton for was cancelled, and $30,000 was deleted from additional paid in capital.

PART III

Item 10      Directors, Executive Officers, Promoters and Control Persons, Compliance with
Section 16(a) of the Exchange Act

Identification of directors and executive officers at December 31, 2015, is as follows:

Name	Age	Affiliation	Expiration of Term

John C. Lawrence	77	Chairman, President, Director	Annual meeting

John C. Gustavsen	67	First Vice-President	Annual meeting

Russell C. Lawrence	47	Second Vice-President and Director	Annual meeting

Matthew Keane	60	Third Vice-President	Annual meeting

Daniel L. Parks	67	Chief Financial Officer	Annual meeting

Alicia Hill	34	Secretary, Controller and Treasurer	Annual meeting

Gary D. Babbitt	70	Director	Annual meeting

Whitney Ferer	57	Director	Annual meeting

Hart W. Baitis	66	Director	Annual meeting

Jeffrey D. Wright		Director	Annual meeting

Business Experience of Directors and Executive Officers

John C. Lawrence.  Mr. Lawrence has been the president and a director since our inception in 1969.  Mr. Lawrence was the president and a director of AGAU Mines, Inc., our corporate predecessor.  He is a member of the Society of Mining Engineers and a recipient of the Uuno Sahinen Silver Medallion Award presented by Butte Tech, University of Montana.  He has a vast background in mining, milling, smelting, chemical processing and oil and gas.

Gary D. Babbitt.  Mr. Babbitt has experience in the mining industry with approximately 30 years dealing with joint ventures, purchases, royalty leases and contracts. He has a working knowledge of Spanish and has negotiated supply and mining agreements in Mexico.  Mr. Babbitt has a B.A. from the Albertson College of Idaho, and earned his J.D. from the University of Chicago.

Russell C. Lawrence.  Mr. Lawrence has experience in applied physics, mining, refining, excavation, electricity, electronics, and building contracting.  He graduated from the University of Idaho in 1994 with a degree in physics, and worked for the Physics Department at the University of Idaho for a period of 10 years. He has also worked as a building contractor and for USAC at the smelter and laboratory at Thompson Falls, for USAMSA in the construction and operation of the USAMSA smelter in Mexico, and for Antimonio de Mexico, S. A. de C. V. at the San Miguel Mine in Mexico.

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

Whitney Ferer.  Mr. Ferer was nominated to the board of USAC in February 2012. He worked for 34 years for Aaron Ferer & Sons Co. headquartered in Omaha, Nebraska, where he was the Vice President of Operations and Senior Trader, as well  Vice Chairman of the Board of AF&S Co..  He has been involved in the patenting of various processes for the breakdown of plastics and metal recovery, and was Vice President of the Lead & Zinc Division of AF&S.  In addition, Mr. Ferer has been active in the trading of all metals, and facilitated the opening of eight offices in the Far East and China for AF&S.  Mr. Ferer has recently opened his own company W.H. Ferer Co., LLC.   He is one of the largest traders of antimony metal and oxides in the United States and, additionally, he handles approximately 20-30 elements in various forms and grades.

Jeffrey D. Wright.  Mr. Wright graduated from North Carolina University in 1991, and from the University of Southern California, Marshall School of Business (MBA) in 2004.  Mr. Wright was a naval officer from 1991 through 1996, serving aboard the aircraft carrier USS Carl Vinson and the destroyer USS John Young.  After duty in the military, Mr. Wright held successively more responsible positions in the securities and finance industry.  From 2011 through 2013 he was the managing director metals and mining research for Global Hunter Securities, and he held the same position for H.C. Wainwright for 2013 through 2015.

Alicia Hill.  Ms. Hill was hired by the Company in 2006 as an accounting assistant, and was eventually promoted to chief accountant responsible for the recording of transactions for three companies.  In 2011, she was appointed Company Controller, Secretary, and Treasurer.  Ms. Hill has guided the Company through the listing on the NYSE-MKT, in the addition of a new division in Mexico, and has been the liaison with the Company’s auditors through a progressively complicated reporting process.

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

John C. Gustaven.  Mr. Gustaven graduated from Rutgers University in 1970 with a BS in chemistry and started work for Harshaw Chemical (purchased by Amspec Chemical Corporation), a major producer of antimony trioxide.  Mr. Gustaven took engineering courses from 1976 through 1980, and became president and treasurer of the company in 1983.  He was promoted CEO in 1990.  Mr. Gustaven designed a new type of production furnace for antimony trioxide that eventually produced 20 million pounds of antimony trioxide per year.  Mr. Gustaven is conversant in Spanish, Chinese, and other languages, and travelled to many countries as part of his duties as president of Amspec Chemical Corporation.  Mr. Gustaven came to work at United States Antimony Corporation in November of 2011.

Matt Keane.  Mr. Keane graduated from Mankato State University in 1978 with degrees in geography and environmental studies.  Mr. Keane was owner of a construction business and a retail building supply business before becoming the director of sales for United States Antimony Corporation in 2000.  Mr. Keane has developed the Company’s growing zeolite sales through Bear River Zeolite and the increase in the Company’s share of the domestic market for antimony products.

We are not aware of any involvement by our directors or executive officers during the past five years in legal proceedings that are material to an evaluation of the ability or integrity of any director or executive officer.

Board Meetings and Committees   Our Board of Directors held four (4) regular meetings during the 2015 calendar year.  Each incumbent director attended all of the meetings held during the 2015 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member.

Our Board of Directors established an Audit Committee on December 10, 2011. It consists of four members, Gary Babbitt (Chairman), Whitney Ferer, Jeffrey Wright, and Hart Baitis.  None of the Audit Committee members are involved in our day-to-day financial management.  Jeffrey Wright is considered a financial expert.

During 2011, the Board also established a Compensation Committee and a Nominating Committee.

Board Member Compensation   Following is a summary of fees, cash payments, stock awards, and other reimbursements to Directors during the year ended December 31, 2015:

Directors Compensation

Name and Principal Position	Fees Earned or paid in Cash	Stock Awards	Total Fees, Awards, and Other Compensation
John C. Lawrence, Chairman		$25,000	$25,000
Gary D. Babbitt, Director	$36,000	$25,000	$61,000
Russell Lawrence, Director		$25,000	$25,000
Hartmut Baitis, Director		$25,000	$25,000
Whitney Ferer, Director		$25,000	$25,000
Jeffrey Wright, Director		$12,500	$12,500
Totals	$36,000	$137,500	$173,500

Section 16(a) Beneficial Ownership Reporting Compliance   Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and the holders of 10% or more of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of our common stock are required by the regulation to furnish us with copies of all Section 16(a) forms they have filed. Based solely on our review of copies of Forms 3, 4 and 5 furnished to us, Mr. Baitis, Mr. Babbitt, Mr. Ferer, and Mr. Russell Lawrence did not file timely Forms 3, 4 or Form 5 reports during 2015 and 2014.

Code of Ethics
The Company has adopted a Code of Ethics that applies to the Company's executive officers and its directors.  The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at: United States Antimony Corporation, P.O. Box 643, Thompson Falls, MT 59873.

Item 11   Executive Compensation

Summary Compensation Table
The Securities and Exchange Commission requires the following table setting forth the compensation paid by USAC to its principal executive officer for fiscal years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Total
John C. Lawrence,	2015	$141,000	N/A	$25,000	$166,000
President and Chief Executive Officer	2014	$141,000		$25,000	$166,000

John C. Gustaven,	2015	$100,000	N/A		$100,000
Executive Vice President	2014	$100,000			$100,000

Russell Lawrence,	2015	$120,000	N/A	$25,000	$145,000
Vice President for LatinAmerica	2014	$105,000		$25,000	$130,000

(2)	These figures represent the fair value, as of the date of issuance, the annual director's fees payable to John C. Lawrence and Russell Lawrence in shares of USAC's common stock.

Compensation for all executive officers, except for the President/CEO position, is recommended to the compensation committee of the Board of Directors by the President/CEO.  The compensation committee makes the recommendation for the compensation of the President/CEO.  The compensation committee has identified a peer group of mining companies to aid in reviewing the President’s compensation recommendations for executives, and for reviewing the compensation of the President/CEO.  The full Board approves the compensation amounts recommended by the compensation committee. Currently, the executive managements’ compensation only includes base salary and health insurance.  The Company does not have annual performance based salary increases, long term performance based cash incentives, deferred compensation, retirement benefits, or disability benefits.  For the year ended December 31, 2015, Russell Lawrence (VP) received an increase in base compensation of $15,000 annually.  The Board of Directors determined that Mr. Lawrence’s compensation for the prior years was not adequate for the duties assigned to Mr. Russell as the Vice President for Latin America, and that a raise was appropriate to compensate for management of the Latin American operations.

Two executive officers, the President/CEO and the Vice-President for the Latin American operations, receive restricted stock awards for their services as Board members.

The following table sets forth information concerning the outstanding equity awards at December 31, 2015, held by our principal executive officer.  There were not any other outstanding equity awards or plan based awards to officers or directors as of December 31, 2015.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities Underlying Unexercised Options		Number of Securities Underlying Unexercised Unearned Options	Average Exercise Price	Option Exercise Dates

Name
	Exercisable	Unexercisable
	#	#

John C. Lawrence	250,000	0	0	$0.25	None
(Chairman of the Board Of
Directors and Chief Executive
Officer)

Item 12   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 30, 2016, by (i) each person who is known by us to beneficially own more than 5% of our Series B, C, and D preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 47 Cox Gulch, Thompson Falls, Montana 59873.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class (1)	Percent of all Voting Stock
Common Stock	Cardinal capital Management LLC
	Four Greenwich Office Park Greenwich CT 06831	4,008,694		6.07%	5.87%

Common Stock	Reed Family Limited Partnership	4,018,335		6.09%	5.88%
	328 Adams Street
	Milton, MA 02186

Common Stock	The Dugan Family	6,362,927	(3)	9.64%	9.32%
	c/o A.W.Dugan
	1415 Louisana Street, Suite 3100
	Houston, TX 77002

Series B Preferred	Excel Mineral Company	750,000	(5)	100.00%	N/A
	P.O. Box 3800
	Santa Barbara, CA 93130

Series C Preferred	Richard A. Woods	48,305	(4)	27.10%	*
	59 Penn Circle West
	Penn Plaza Apts.
	Pittsburgh, PA 15206

Series C Preferred	Dr. Warren A. Evans	32,203	(4)	18.10%	*
	69 Ponfret Landing Road
	Brooklyn, CT 06234

Series C Preferred	Edward Robinson	32,203	(4)	18.10%	*
	1007 Spruce Street, 1st floor
	Philadelphia, PA 19107

Series C Preferred	All Series C Preferred Shareholders as a Group	177,904	(4)	100.00%	*

Common Stock	John C. Lawrence	4,281,107	(2)	83.35%	6.66%

	Russell Lawrence	280,654		5.46%	*

	Hart Baitis	171,180		3.33%	*

	Garry Babbitt	169,254		3.29%	*

	Whitney Ferer	119,704		2.33%	*

	Jeffrey Wright	50,000		*	*

	Mathew Keane	10,300		*	*

	Daniel Parks	54,000		1.05	*

Common Stock	All Directors and Executive Officers as a Group	5,136,199		100.00%	7.53%

Series D Preferred	John C. Lawrence	1,590,672	(4)	90.80%	2.40%

	Leo Jackson	102,000		5.80%	*

	Garry Babbitt	58,333		3.40%	*

Series D Preferred	All Series D Preferred Shareholders as a Group	1,751,005	(4)	100.00%	2.70%

Common Stock and Preferred Stock w/voting rights	All Directors and Executive Officers as a Group	5,136,199	(2)	72.55%	7.53%

	All preferred Shareholders that are officers or directors	1,751,005	(4)	27.45%	2.56%

Common and Preferred Voting Stock	All Directors and Executive Officers as a Group	6,887,204		100.00%	10.09%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 30, 2016, are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 66,316,278shares of common stock, 750,000 shares of Series B Preferred Stock, 177,904 shares of Series C Preferred Stock, and 1,751,005 shares of Series D Preferred Stock outstanding on March 30, 2016.  Total voting stock of 68,245,187 shares is a total of all the common stock issued, and all of the Series C and Series D Preferred Stock.

(2)	Includes 4,031,107 shares of common stock and 250,000 stock purchase warrants. Excludes 183,324 shares owned by Mr. Lawrence's sister, as to which Mr. Lawrence disclaims beneficial ownership.

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

Item 13                      Certain Relationships and Related Transactions

Described below are transactions during the last two years to which we are a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners has a direct or indirect material interest.  See also transactions described in notes 4, 9, 10, 11, 12, 15 and 19 to our Financial Statements as of December 31, 2015.

On December 30, 2015, the Company declared, but did not issue approximately 474,000 shares of unregistered common stock to be paid to its directors for services during 2015, having a fair value of $125,000, based on the stock price at the date declared.

During the year ended December 31, 2015, the Company issued 105,000 shares to Herbert Denton for investor relations services provided. The shares estimated fair value at the time of issue was approximately $27,950. The Company also forgave a $30,000 note due from Mr. Denton for the purchase of common stock, and reduced additional paid in capital by that amount.

On December 30, 2014, the Company declared, but did not issue 183,825 shares of unregistered common stock to be paid to its directors for services during 2014, having a fair value of $125,000, based on the stock price at the date declared.  These shares were issued on March 23, 2015.

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

We reimbursed John C. Lawrence, a director and Chief Executive Officer, for operational and maintenance expenses incurred in connection with our use of equipment owned by Mr. Lawrence, including welding trucks, backhoes, and an aircraft. Reimbursements for 2015 and 2014 totaled $32,397 and $30,651, respectively.

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

Audit Fees
The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2015 and 2014 were $151,741 and $149,168, respectively, net of expenses.

Audit-Related Fees
There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last three fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees
The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2015 and 2014 were $10,115 and $24,323,  respectively.

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

Documents filed as an exhibit to USAC's Form 10-QSB for the quarter ended June 30, 2002 (File No. 001-08675) are incorporated herein by this reference:

10.47	Bear River Zeolite Company Royalty Agreement, dated May 29, 2002

10.48	Grant of Production Royalty, dated June 1, 2002

10.49	Assignment of Common Stock of Bear River Zeolite Company, dated May 29, 2002

10.50	Agreement to Issue Warrants of USA, dated May 29, 2002

10.51	Secured convertible note payable - Delaware Royalty Company dated December 22, 2003*

10.52	Convertible note payable - John C. Lawrence dated December 22, 2003*

10.53	Pledge, Assignment and Security Agreement dated December 22, 2003*

10.54	Note Purchase Agreement dated December 22, 2003*

14.0	Code of Ethics*

31.1	Rule 13a-14(a)/15d-14(a) Certifications, Certification of John C. Lawrence*

32.1	Section 1350 Certifications, Certification of John C. Lawrence*

44.1
CERCLA Letter from U.S. Forest Service filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference and filed as an exhibit to USAC's Form 10-KSB for the year ended December 31, 1995 (File No. 1-8675) is incorporated herein by this reference

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By__/s/John C. Lawrence______________Date: March 30, 2016
John C. Lawrence, President, Director,
and Principal Executive Officer

By_______/s/Daniel L. Parks__________ Date: March 30, 2016
Daniel L. Parks, Chief Financial Officer

By_______/s/Alicia Hill______________ Date: March 30, 2016
Alicia Hill, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By____/s/John C. Lawrence___________ Date: March 30, 2016
John C. Lawrence, Director and President
(Principal Executive)

By______/s/Whitney Ferer____________ Date: March 30, 2016
Whitney Ferer, Director

By________/s/Gary Babbitt___________ Date: March 30, 2016
Gary D. Babbitt, Director

By_______/s/Hart Baitis______________ Date: March 30, 2016
Hart Baitis, Director

By______/s/Russell Lawrence_________ Date: March 30, 2016
Russell Lawrence, Director

By______/s/Jeffrey Wright_________ Date: March 30, 2016
Jeffrey Wright, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of United States Antimony Corporation:

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and Subsidiaries as of December 31, 2015 and 2015 and 2014, and the results of their consolidated operations and cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/: DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
March 30, 2016

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2015 and 2014
ASSETS
	2015	2014
Current assets:
Cash and cash equivalents	$133,543	$123,683
Certificates of deposit	250,414	249,147
Accounts receivable, net of $4,031 allowance for doubtful accounts	422,673	454,674
Inventories	1,094,238	1,433,539
Other current assets	235,458	42,626
Total current assets	2,136,326	2,303,669

Properties, plants and equipment, net	16,030,333	13,511,803
Restricted cash for reclamation bonds	76,012	75,754
Other assets	17,530	653,805
Total assets	$18,260,201	$16,545,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,629,972	$1,821,673
Due to factor	13,782	13,314
Accrued payroll, taxes and interest	221,446	135,245
Other accrued liabilities	141,545	38,811
Payables to related parties	32,396	8,357
Deferred revenue	78,730	78,730
Notes payable to bank	130,672	-
Long-term debt, current portion, net of discount	181,287	159,278
Total current liabilities	2,429,830	2,255,408

Long-term debt, net of discount and current portion	1,717,745	715,328
Hillgrove advances payable	1,254,846	198,571
Stock payable to directors for services	137,500	125,000
Asset retirement obligations and accrued reclamation costs	260,327	255,190
Total liabilities	5,800,248	3,549,497
Commitments and contingencies (Note 4 and 16)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $907,500 and $900,000
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $4,879,029 and $4,837,880
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
66,316,278 and 66,027,453 shares issued and outstanding, respectively	663,162	660,274
Additional paid-in capital	35,890,733	35,740,671
Notes receivable from stock sales	-	(150,000)
Accumulated deficit	(24,120,730)	(23,282,199)
Total stockholders' equity	12,459,953	12,995,534
Total liabilities and stockholders' equity	$18,260,201	$16,545,031

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2015 and 2014

	2015	2014

REVENUES	$13,109,003	$10,772,192

COST OF REVENUES	13,521,363	11,111,533

GROSS PROFIT (LOSS)	(412,360)	(339,341)

OPERATING EXPENSES:
General and administrative	736,265	623,569
Salaries and benefits	436,897	418,083
Gain on liability adjustment (Note 3)	(914,770)	-
Hillgrove advance - earned credit (Note 9)	(142,170)	-
Professional fees	280,415	207,346
TOTAL OPERATING EXPENSES	396,637	1,248,998

INCOME (LOSS) FROM OPERATIONS	(808,997)	(1,588,339)

OTHER INCOME (EXPENSE):
Gain on sale of equipment	5,200	35,450
Interest income	6,383	7,916
Interest expense	-	(1,118)
Factoring expense	(41,117)	(49,364)
TOTAL OTHER INCOME (EXPENSE)	(29,534)	(7,116)

INCOME (LOSS) BEFORE INCOME TAXES	(838,531)	(1,595,455)

INCOME TAX PROVISION (BENEFIT)	-	-

NET INCOME (LOSS)	(838,531)	(1,595,455)

Preferred dividends	(48,649)	(48,649)
Net income (loss) available to
common stockholders	$(887,180)	$(1,644,104)

Net income (loss) per share of
common stock:
Basic and diluted	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic an diluted	66,207,241	64,605,253

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2015 and 2014

	Total Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Notes Receivable For Stock Sales	Accumulated Deficit	Total

Balances, December 31, 2013	26,789,909	$26,788	63,156,206	$631,562	$32,030,249		$(21,686,744)	$11,001,855

Issuance of common stock and exercise of warrants for cash, net of offering costs			2,400,071	24,001	3,046,133		`	3,070,134
Issuance of common stock for notes payable			235,717	2,357	327,643			330,000
Issuance of common stock to directors for services			83,334	833	149,167			150,000
Issuance of common stock to consultant for services			24,000	240	38,760			39,000
Issuance of common stock for cashless exercise of warrants			3,125	31	(31)			-
Stock issued for notes receivable			125,000	1,250	148,750	$(150,000)		-
Net loss							(1,595,455)	(1,595,455)

Balances, December 31, 2014	26,789,909	$26,788	66,027,453	$660,274	$35,740,671	$(150,000)	$(23,282,199)	$12,995,534
								-
Issuance of common stock to directors for services			183,825	1,838	123,162			125,000
Issuance of common stock to consultant for services and settlement agreement			105,000	1,050	56,900			57,950
Forgiveness of note receivable					(30,000)	30,000		-
Cash received on notes receivable						120,000		120,000
Net loss							(838,531)	(838,531)

Balances, December 31, 2015	26,789,909	$26,788	66,316,278	$663,162	$35,890,733	$-	$(24,120,730)	$12,459,953

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2015 and 2014

Cash Flows From Operating Activities:	2015	2014
Net income (loss)	$(838,531)	$(1,595,455)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	932,786	780,782
Gain on sale of equipment	(5,200)	(35,450)
Bad debt expense	18,668	-
Hillgrove advance earned credit	(142,170)	-
Accretion of asset retirement obligation	5,137	(2,390)
Common stock issued for services	57,950	39,000
Common stock payable for directors fees	137,500	125,000
Change in:
Accounts receivable	13,333	121,347
Inventories	339,301	(398,769)
Other current assets	(194,357)	(12,596)
Other assets	49,382	(104,524)
Accounts payable	(191,701)	86,906
Accrued payroll, taxes and interest	86,201	10,308
Other accrued liabilities	66,115	(11,934)
Deferred revenue	-	(31,408)
Payables to related parties	24,039	(7,192)
Net cash provided (used) by operating activities	358,453	(1,036,375)

Cash Flows From Investing Activities:
Cash received for sale of equipment	5,200	-
Purchase of properties, plants and equipment	(1,709,237)	(1,826,553)
Net cash used by investing activities	(1,704,037)	(1,826,553)

Cash Flows From Financing Activities:
Net payments to factor	468	(164,387)
Proceeds from sale of common stock and exercise of
warrants, net of offering costs		3,070,134
Proceeds from Hillgrove advances	1,198,445	198,571
Proceeds from notes payable to bank	130,672	-
Principal paid notes to bank	-	(138,520)
Principal payments of long-term debt	(94,141)	(129,530)
Proceeds from long term debt	-	130,000
Proceeds from related party loans	-	65,300
Payments on related party loans	-	(65,300)
Received on notes receivable for stock	120,000	-
Net cash provided by financing activities	1,355,444	2,966,268
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	9,860	103,340
Cash and cash equivalents at beginning of year	123,683	20,343
Cash and cash equivalents at end of year	$133,543	$123,683

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash (net of amount capitalized)	$-	$1,118
Noncash investing and financing activities:
Properties, plants & equipment acquired with long-term debt	$1,061,479	$29,185
Properties, plants & equipment acquired with accrued liability	36,619	-
Imputed interest capitalized as property, plant and equipment	57,088	45,752
Properties, plants & equipment acquired with other long term assets	586,893	-
Common stock payable issued to directors	125,000	150,000
Common stock issued for debt payment	-	330,000
Common stock issued for note receivable	-	150,000
Equipment sold for other asset advances	-	40,000
Forgiveness of note receivable-stock	30,000	-

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

2.Concentrations of Risk

Sales to Three	For the Year Ended
Largest Customers	December 31, 2015	December 31, 2014
Alpha Gary Corporation	$3,142,586	$3,289,766
East Penn Manufacturing Inc	1,236,250	720,966
Kohler Corporation	1,736,914	2,091,565
	$6,115,750	$6,102,297
% of Total Revenues	46.70%	56.65%

Three Largest
Accounts Receivable	December 31, 2015	December 31, 2014
Gopher Resources	$141,570
Earth Innovations Inc		62,019
Teck American Inc	80,946	227,239
Milestone AV Technologies Inc.		42,075
Wildfire Construction	43,327	-
	$265,843	$331,333
% of Total Receivables	62.90%	72.87%

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
December 31, 2015 and 2014

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

Restricted Cash

Restricted cash at December 31, 2015 and 2014 consists of cash held for reclamation performance bonds, and is held as certificates of deposit with financial institutions.

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

Inventories

Inventories at December 31, 2015 and 2014 consisted of finished antimony products, antimony metal, antimony concentrates, antimony ore, and finished zeolite products, and are stated at the lower of first-in, first-out weighted average cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight allocated based on production quantity. Stockpiled ore is carried at the lower of average cost or net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories. The Company periodically reviews its inventories to identify excess and obsolete inventories and to estimate reserves for obsolete inventories as necessary to reflect inventories at net realizable value.

Translations of Foreign Currencies

All amounts are presented in United States (US) Dollars, and the US Dollar is the functional currency of the Company and its foreign subsidiaries.  All transactions are carried out in US Dollars, or translated at the time of the transaction.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

3.Summary of Significant Accounting Policies, continued:

Properties, Plants and Equipment

Properties, plants and equipment are stated at historical cost and are depreciated using the straight-line method over estimated useful lives of two to thirty years. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to twelve years.  Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized.  Expenditures for new property, plant, equipment, and improvements that extend the useful life or functionality of the asset are capitalized.  The Company capitalized $3,451,317 and $1,901,490 in plant construction and other capital costs for the years ended December 31, 2015 and 2014, respectively.  These amounts include capitalized interest of $66,965 and $81,703, respectively. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

Mineral properties are amortized over the estimated economic life of the mineral resource using the straight-line method, based upon estimated lives of the properties, or the units-of-production method, based upon estimated units of mineral resource.

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

Mineral Rights

The cost to obtain the legal right to explore, extract and retain at least a portion of the benefits from mineral deposits are capitalized as mineral rights in the year of acquisition.  These capitalized costs are amortized on the statement of operations using the straight line method over the expected life if the mineral deposit when placed into production.  Mineral rights are assessed for impairment when facts and circumstances indicate that the potential for impairment exists.  No impairment has been indicated for the years ended December 31, 2015 or 2014 as a result of this assessment.  Mineral rights are subject to write down in the period the property is abandoned.

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
December 31, 2015 and 2014

3.Summary of Significant Accounting Policies, continued:

The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of long-lived assets; it is probable that such costs will be incurred, and they are reasonably estimable.  A corresponding asset is also recorded and depreciated over the life of the assets on a straight line basis.  After the initial measurement of the asset retirement obligation, the liability will be adjusted to reflect changes in the estimated future cash flows underlying the obligation.  Determination of any amounts included in determination of fair value is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates, and the Company’s credit-adjusted risk-free interest rates.

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

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Management has determined that the calculation of diluted earnings per share for the years ended December 31, 2015, and 2014, does not add any shares to basic weighted average shares.

As of December 31, 2015 and 2014, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share are as follows:

	December 31, 2015	December 31, 2014
Warrants	250,000	726,917
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,001,005	2,477,922

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

3.    Summary of Significant Accounting Policies, continued:

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, certificates of deposits, restricted cash, due to factor, and long-term debt.  The carrying value of certificates of deposit, restricted cash, due to factor, and long-term debt approximates fair value based on the contractual terms of those instruments.

Fair Value Measurements

Accounting Standards  Codification (“ASC”) 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value.

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

The table below sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014, respectively, and the fair value calculation input hierarchy level that the Company determined applies to each asset category.

			Input
			Hierarchy
Assets:	2015	2014	Level
Cash and cash equivalents	$133,543	$123,683	Level I
Certificates of deposit	250,414	249,147	Level I
Restricted cash	76,012	75,754	Level I
Total Cash	$459,969	$448,584

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

3. Summary of Significant Accounting Policies, continued:

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The guidance establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. ASU No. 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. We are in the process of evaluating this guidance and our method of adoption.

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. The update provides for inventory to be measured at the lower of cost and net realizable value, and is effective for the fiscal years beginning after December 15, 2016. We are currently evaluating the potential impact of implementing this update on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. The FASB has proposed the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016. ASU No. 2015-17 is not expected to have a material impact on our consolidated financial statements.

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
December 31, 2015 and 2014

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

Accounts Receivble	December 31, 2015	December 31, 2014
Accounts receivable - non factored	$412,922	$445,391
Accounts receivable - factored with recourse	13,782	13,314
less allowance for doubtful accounts	(4,031)	(4,031)
Accounts receivable - net	$422,673	$454,674

Factoring fees paid by the Company during the years ended December 31, 2015 and 2014, were $41,117 and $49,364, respectively.  For the years ended December 31, 2015 and 2014, net accounts receivable of approximately $2.10 million and $2.30 million, respectively, were sold under the agreement.

Proceeds from the sales were used to fund inventory purchases and operating expenses.  The agreement is for a term of one year with automatic renewal for additional one-year terms.

5.Inventories

The major components of the Company's inventories at December 31, 2015 and 2014 were as follows:

	2015	2014
Antimony Metal	$102,207	$40,352
Antimony Oxide	332,068	718,982
Antimony Concentrates	133,954	33,545
Antimony Ore	319,631	447,262
Total antimony	887,860	1,240,141
Zeolite	206,378	193,398
	$1,094,238	$1,433,539

At December 31, 2015 and 2014, antimony metal consisted principally of recast metal from antimony-based compounds, and metal purchased from foreign suppliers.  Antimony oxide inventory consisted of finished product oxide held at the Company's plant. Antimony concentrates and ore was held primarily at sites in Mexico and is essentially raw material, carried at cost.   At December 31, 2015, antimony inventory is valued at net realizable value. The Company's zeolite inventory consists of salable zeolite material held at BRZ's Idaho mining and production facility, and is carried at cost.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

5.Inventories, Continued:

Gain on Liability Adjustment

During the first quarter of 2015, we noted that the amounts we were being invoiced by our Canadian supplier did not appear to be in compliance with our understanding of what we should be paying for the raw material supplied by them.    We determined that since April of 2012 the supplier had been billing us for the entire amount of pounds of antimony delivered to us, even though we believed that we should only pay for 90% of the delivered antimony since we lost approximately 10% in processing.  We contacted the supplier, and after a mutual review and modification of information that we had supplied to them, the supplier proposed a settlement of $914,770 to be credited against amounts we owed them.  We agreed to the settlement amount and recorded it as a reduction of an account payable to the supplier and recognized a gain on liability adjustment in our statement of operations.

6.Properties, Plants and Equipment

The major components of the Company's properties, plants and equipment at December 31, 2015 and 2014 are shown below:

2015	USAC	MEXICO	BRZ	TOTAL
Plant & Equipment	$872,548	$7,497,791	$3,347,629	$11,717,968
Buildings	247,210	900,992	349,946	1,498,148
Mineral Rights and Interests	-	3,743,352	-	3,743,352
Land & Other	3,274,572	2,529,294	15,310	5,819,176
	4,394,330	14,671,429	3,712,885	22,778,644
Accumulated Depreciation	(2,456,928)	(2,131,624)	(2,159,759)	(6,748,311)
	$1,937,402	$12,539,805	$1,553,126	$16,030,333

2014	USAC	MEXICO	BRZ	TOTAL
Plant & Equipment	$814,183	$6,159,064	$3,166,701	$10,139,948
Buildings	243,248	834,269	349,946	1,427,463
Mineral Rights	-	2,058,737	-	2,058,737
Land & Other	3,274,572	2,426,607	-	5,701,179
	4,332,003	11,478,677	3,516,647	19,327,327
Accumulated Depreciation	(2,395,109)	(1,482,098)	(1,938,317)	(5,815,524)
	$1,936,894	$9,996,579	$1,578,330	$13,511,803

At December 31, 2015 and 2014, the Company had $891,576 and $1,113,847 of assets that were considered to be construction in progress and had not yet been depreciated.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

7.         Asset Retirement Obligation and Accrued Reclamation Costs

Changes to the Asset Retirement Obligation balance during 2015 and 2014 are as follows:

Asset Retirement Obligation
Balance December 31, 2013	$150,080
Accretion adjustment during 2014	(2,390)
Balance December 31, 2014	147,690
Accretion during 2015	5,137
Balance December 31, 2015	$152,827

The Company’s total asset retirement obligation and accrued reclamation costs of $260,327 and $255,190 at December 31, 2015 and 2014, respectively, include reclamation obligations for Idaho and Montana operations of $107,500.

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

The Agreements with Guadalupe granted the Company an option to purchase the concessions outright for $2,000,000.  On September 29, 2015, the Company notified the owners of Guadalupe that it was exercising the option to purchase the Guadalupe property. The option exercise agreement allowed the Company to apply all amounts previously due the Company by Guadalupe of $586,893 to the purchase price consideration, resulting in a net obligation for the purchase of the Guadalupe mine of $1,413,107. The Company is obligated to make annual payments that vary from $60,000 to $149,077 annually through 2026.  The debt payments are non-interest bearing. The Company determined the net present value of the future contractual stream of payments to be $972,722 using a 6% discount rate.  The Company recorded $972,722 as the cost of the concessions and the debt payable equal to total payments due of $1,413,107 less a discount of $440,385.  The discount is being amortized to interest expense using the effective interest method over the life of the debt.  As of December 31, 2015, the Company had made $15,000 in payments toward this debt and amortized $14,591 of discount as interest expense.   The net balance of the debt at December 31, 2015 was $972,312.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

9.         Long-Term Debt:

Long-Term debt at December 31, 2015 and December 31, 2014, is as follows:	December 31,	December 31,
	2015	2014
Note payable to First Security Bank, bearing interest at 6%;
payable in monthly installments of $917; maturing
September 2018; collateralized by equipment.	$27,845	$-
Note payable to Wells Fargo Bank, bearing interest at 4%;
payable in monthly installments of $477; maturing
December 2016; collateralized by equipment.	5,399	10,245
Note payable to Western States Equipment Co., bearing interest at 6.15%; payable in monthly installments of $2,032; maturing
June 2015; collateralized by equipment.	-	11,977
Note payable to BMT Leasing, bearing interest
at 13.38%; payable in monthly installments of $786; maturing
December 2015; collateralized by equipment.	-	9,254
Note payable to Catepillar Financial, bearing interest at 5.95%;
payable in monthly installments of $827; maturing September 2015;
collateralized by equipment.	-	8,051
Note payable toDe Lage Landen Financial Services,
bearing interest at 5.30%; payable in monthly installments of $549;
maturing March 2016; collateralized by equipment.	2,171	7,951
Note payable to De Lage Landen Financial Services,
bearing interest at 5.12%; payable in monthly installments of $697;
maturing December 2014; collateralized by equipment.	-	689
Note payable to De Lage Landen Financial Services,
bearing interest at 3.15%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	27,587	-
Note payable to De Lage Landen Financial Services,
bearing interest at 3.15%; payable in monthly installments of $655;
maturing December 2019; collateralized by equipment.	29,300	-
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	14,146	18,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2019, net of discount.	820,272	808,293
Obligation payable for Guadalupe Mine, non-interest bearing,
annual payments from $60,000 to $149,078 through 2026, net of discount.	972,312	-
	1,899,032	874,606
Less current portion	(181,287)	(159,278)
Long-term portion	$1,717,745	$715,328

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

9.         Long-Term Debt, Continued:

At December 31, 2015, principal payments on debt are due as follows:

Year Ending December 31,
2016	$181,287
2017	121,266
2018	220,584
2019	305,303
2020	303,413
Thereafter	767,179
$1,899,032

10.         Notes Payable to Bank

At December 31, 2015, the Company had the following notes payable to the bank:

Promissory note payable to First Security Bank of Missoula, bearing interest at 3.150%, maturing February 27, 2016, payable on demand, collateralized by a lien on Certificate of Deposit number 48614	$36,881
Promissory note payable to First Security Bank of Missoula, bearing interest at 3.150%, maturing February 27, 2016, payable on demand, collateralized by a lien on Certificate of Deposit number 48615	93,791

Total notes payable to bank	$130,672

These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors.    The maximum amount available for borrowing under each note is $99,998.   There were no notes payable to bank at December 31, 2014.

11.         Hillgrove Advances Payable

On November 7, 2014, the Company entered into a loan and processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) by which Hillgrove will advance the Company funds to be used to expand their smelter in Madero, Mexico, and in Thompson Falls, Montana, so that they may process antimony and gold concentrates produced by Hillgrove’s mine in Australia.  The agreement requires that the Company construct equipment so that it can process approximately 200 metric tons of concentrate initially shipped by Hillgrove, with a provision so that the Company may expand to process more than that.  The parties agreed that the equipment will be owned by USAC and USAMSA. The final terms of when the repayment takes place have not yet been agreed on.  The agreement called for the Company to sell the final product for Hillgrove, and Hillgrove to have approval rights of the customers for their products.  The agreement allows the Company to recover its operating costs as approved by Hillgrove, and to charge a 7.5% processing fee and a 2.0% sales commission.  The initial term of the agreement is five years; however, Hillgrove may suspend or terminate the agreement at its discretion.  The Company may terminate the agreement and begin using the furnaces for their own production if Hillgrove fails to recommence shipments within 365 days of a suspension notice. If a stop notice is issued between one year and two years, there is a formula to prorate the repayment amount from 50% to 81.25%.  If a stop order is issued after two years, the repayment obligation is 81.25% of the funds advanced at that point.  At December 31, 2015, management has determined that it is likely that the Company’s  repayment obligation will be 81.25% of the total amounts advanced. As of December 31, 2015, Hillgrove has advanced the Company a total of $1,397,016.  Of this amount, approximately 18.75% or $262,408 has been recorded as deferred earned credit and is being recognized ratably through the period ending November 7, 2016 which is when the 81.25% repayment terms of the agreement is applicable.  During the year ended December 31, 2015, $125,191 of the deferred earned credit was recognized with the remaining balance of $120,238 to be recognized in 2016.   At December 31, 2015, the amount due to Hillgrove for the advances is $1,134,608 which is approximately 81.25% of the total amount advanced.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

12.Stockholders' Equity

Issuance of Common Stock for Cash

The Company did not issue any common stock for cash in 2015.

In 2014, the Company sold, and issued in connection with the exercise of warrants, an aggregate of 2,400,071, shares of its common stock to existing stockholders and other parties for $3,070,134.  No warrants to purchase shares of the Company’s common stock were granted in 2014.

Issuance of Common Stock for Notes Receivable

During 2014, the Company issued Mr. and Mrs. Robert Detwiler, stockholders of the Company, 100,000 shares of the Company’s common stock in exchange for two notes receivable totaling $120,000. The notes receivable mature in one year and bear interest at five percent. In addition, during 2014, the Company issued Herbert Denton, the Company investor relations consultant, 25,000 shares of the Company’s common stock in exchange for a notes receivable of $30,000. Mr. Denton’s note bears interest of six percent and is due in monthly payments of $2,000.   During 2015, the Company received $120,000 as payment on these notes.   The remaining $30,000 due from Mr. Denton was forgiven in connection with a Settlement Agreement and Supplemental Settlement Agreement (the “Settlement Agreement”), entered into during 2015 related to terminating Mr. Denton’s services for the Company. (See Note 16).

Issuance of Common Stock for Notes Payable

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

Issuance of Common Stock for Services to Directors and Consultants

On December 30, 2015, the Company declared, but did not issue approximately 474,000 shares of unregistered common stock to be paid to its directors for services during 2015, having a fair value of $125,000, based on the stock price at the date declared.

During 2015, the Company issued 105,000 shares to Herbert Denton for investor relations services provided and in connection with the Settlement Agreement.  The shares estimated fair value at the time of issue was approximately $27,950.

On December 30, 2014, the Company declared, but did not issue 186,825 shares of unregistered common stock to be paid to its directors for services during 2014, having a fair value of $125,000, based on the current stock price at the date declared.  These shares were issued on March 23, 2015.

During the year ended December 31, 2014, the Company issued 24,000 shares to Herbert Denton for investor relations services he provided. The shares estimated fair value at the time of issue was approximately $39,000.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

12.Stockholders' Equity, continued:

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

Transactions in common stock warrants are as follows:

	Number of Warrants	Exercise Prices
Balance, December 31, 2013	2,489,407	$0.25 - $4.50
Warrants exercised	(310,625)	$1.20-$1.60
Warrants expired	(1,451,865)
Balance, December 31, 2014	726,917	$0.25 - $4.50
Warrants expired	(476,917)
Balance, December 31, 2015	250,000	$0.25

At December 31, 2015, warrants for purchase of 250,000 shares of the Company’s common stock for $0.25 per share are outstanding and have no expiration date.   These warrants are owned by the Company’s president.

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Series B

During 1993, the Board established a Series B preferred stock, consisting of 750,000 shares.  The Series B preferred stock has preference over the Company's common stock and Series A preferred stock; has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors.  During the years ended December 31, 2015 and 2014 the Company recognized $7,500 in Series B preferred stock dividend.  In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. The Series B Preferred stock is no longer convertible to shares of the Company’s common stock.  At December 31, 2015 and 2014, cumulative dividends in arrears on the outstanding Series B shares were $157,500 and $150,000, respectively.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

12.Stockholders' Equity, continued:

Series D

During 2002, the Board established a Series D preferred stock, authorizing the issuance of up to 2,500,000 shares.  The Series D preferred stock has preference over the Company’s common stock but is subordinate to the liquidation preferences of the holders of the Company’s outstanding Series A, Series B and Series C preferred stock.  Series D preferred stock carries voting rights and is entitled to annual dividends of $0.0235 per share. The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends.  No dividends have been declared or paid with respect to the Series D preferred stock.  At December 31, 2015 and 2014, the cumulative dividends in arrears on the 1,751,005 outstanding Series D shares were $501,515 and $460,366 respectively, payable if and when declared by the Board of Directors.  In the event of dissolution or liquidation of the Company, the preferential amount payable to Series D preferred stockholders is $2.50 per share.  At December 31, 2015 and 2014, the liquidation preference for Series D preferred stock was $4,879,029 and $4,837,880, respectively.  Holders of the Series D preferred stock have the right, subject to the availability of authorized but unissued common stock, to convert their shares into shares of the Company's common stock on a one-to-one basis without payment of additional consideration and are not redeemable unless by mutual consent.   The majority of Series D preferred shares are held by John Lawrence, president of the Company.

13. 2000 Stock Plan

In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan").  The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants of the Company to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000.  At December 31, 2015 and 2014, 300,000 shares of the Company's common stock had been previously issued and are outstanding under the Plan.  There were no issuances under the Plan during 2015 and 2014.

14.Income Taxes

Domestic and foreign components of income (loss) from operations before income taxes for the years ended December 31, 2015 and 2014, are as follows:

	2015	2014
Domestic	$982,901	$(345,293)
Foreign	(1,821,432)	(1,250,162)
Total	$(838,531)	(1,595,455)

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

14.Income Taxes, continued:

At December 31, 2015 and 2014, the Company had net deferred tax assets as follows:

	2015	2014
Deferred tax asset:
Foreign exploration costs	$87,494	127,936
Foreign net operating loss carry forward	2,515,954	1,926,341
loss carry forward	185,472	337,890
Deferred tax asset	2,788,920	2,392,167

Valuation allowance (foreign)	(2,515,954)	(1,926,341)
Valuation allowance (federal)	(90,220)	(266,711)
Total deferred tax asset	182,746	199,115

Deferred tax liability:
Property, plant, and equipment	(181,224)	(197,593)
Other	(1,522)	(1,522)
Total deferred tax liability	(182,746)	(199,115)

Net Deferred Tax Asset	$-	$-

At December 31, 2015, the Company has United States net operating loss carry forwards of approximately $186,000 that expire at various dates between 2030 and 2035.  In addition, the Company has Montana state net operating loss carry forwards of approximately $2,313,000 which expire between 2017 and 2022, and Idaho state net operating loss carry forwards of approximately $940,000, which expire between 2033 and 2035.  The Company has approximately $8.4 million of Mexican net operating loss carry forwards which expire between 2022 and 2025.

At December 31 2015 and 2014, the Company had deferred tax assets arising principally from net operating loss carry forwards for income tax purposes.  As management cannot determine that it is more likely than not the benefit of the net deferred tax asset will be realized, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at December 31, 2015 and 2014.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax loss for the years ended December 31, 2015 and 2014, due to the following:

	2015		2014
Computed expected tax provision (benefit)	$(293,486)	35%	$(558,409)	35%
State taxes	(32,283)	4%

Foreign taxes	91,072	-11%	62,508	-4%
Other (1)	(178,414)	21%	(1,346,130)	84%
Change in valuation allowance U.S.	(176,502)	21%	194,925	-12%
Change in valuation allowance Foreign	589,613	-70%	1,647,106	-103%
Total	$(0)	0%	$(0)	$0

(1) In 2015 and 2014 there were revisions to estimates of foreign net operating loss carry forwards and adjsutments made based upon the US Income tax return filed.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

14.Income Taxes, continued:

During the year ended December 31, 2015, Mexican Tax authorities (‘SAT’) initiated an audit of the Company's Mexican subsidiary’s return for the year ended December 31, 2013. Management has reviewed its tax positions and does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next twelve months. If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company would adjust its net operating loss carryforward, or accrue any penalties, interest, and tax associated with the audit. The audit is expected to be complete during 2016.

During the years ended December 31, 2015 and 2014, there were no material uncertain tax positions taken by the Company.  The Company United States income tax filings are subject to examination for the years 2013 through 2015, and 2011 and 2015 in Mexico. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

15.Related-Party Transactions

The Company’s President and Chairman, John Lawrence, rents equipment and an aircraft to the Company and charges the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owns.    Transactions due to (due from) Mr. Lawrence during 2015 and 2014 were as follows:

	2015	2014
Balance, beginning of year	$8,357	$15,549
Aircraft rental charges	30,867	30,561
Payments and advances, net	(6,828)	(37,753)
Balance, end of year	$32,396	$8,357

In addition, during 2014, Mr. Lawrence loaned the Company $65,300 for short-term operating capital and was paid back without interest during 2014.

16.Commitments and Contingencies

In 2005, Antimonio de Mexico, S. A. (“AM”) signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for annual payments.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the years ended December 31, 2015 and 2014, $127,500 and $200,000, respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.  At December 31, 2015, the following payments are scheduled: $65,000 by March 31, 2016.

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico.  The lease calls for a mandatory term of one year and requires payments of $29,000 per month.  The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms.   The lease was renewed in June of 2015.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”).  Using appropriate regulatory channels, management may contest these proposed assessments.   At December 31, 2015 and 2014, the Company has no accruals relating to such assessments.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

16.Commitments and Contingencies, Continued:

In prior years, the Company utilized Providence Capital, Inc., a Delaware corporation (“Providence”), and Herbert   A. Denton to provide investor relations services.  On April 1, 2015, we entered into an agreement with Providence to provide us services as our Investor Relations Representative.  We terminated this agreement in May 2015, and signed a Settlement Agreement dated July 27, 2015, and a Supplemental Settlement Agreement dated August 1, 2015.  These agreements provided for a payment to Mr. Denton of 100,000 shares of the Company’s common stock and $25,000 to be paid in five equal installments. On August 31, 2015, we issued 100,000 shares of common stock valued at $0.55 per share or $55,000 to Mr. Denton.  On October 12, 2015, we served Mr. Denton with a notice of material breach of the termination agreements and suspended the remaining payments of $15,000. We have subsequently filed an action in federal court to force Mr. Denton to comply with the terms of the termination agreements and for damages related to his non-compliance.  Subsequent to the Company’s filing, Mr. Denton filed a counterclaim against the Company seeking an award for damages for breach of contract, conversion, defamation of character, failure to exercise business judgement and intentional infliction of emotional duress and damage to reputation. Management believes that the likelihood of an unfavorable outcome in the litigation is remote and intends on defending the claim vigorously.  Accordingly, management has not accrued any amount on its financial statements related to a potential contingent liability.

17. Business Segments

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

Segment disclosures regarding sales to major customers and for property, plant, and equipment are located in Notes 2 and 6, respectively.

Properties, plants and equipment, net:
	December 31, 2015	December 31, 2014
Antimony
United States	$1,937,402	$1,936,894
Mexico	12,539,805	9,996,579
Subtotal Antimony	14,477,207	11,933,473
Zeolite	1,553,126	1,578,330
Total	$16,030,333	$13,511,803

Total Assets:	December 31, 2015	December 31, 2014
Antimony
United States	$2,676,263	$3,045,426
Mexico	13,367,960	11,415,198
Subtotal Antimony	16,044,223	14,460,624
Zeolite	2,215,978	2,084,407
Total	$18,260,201	$16,545,031

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

17.Business Segments, continued:

	For the year ended	For the year ended
Capital expenditures:	December 31, 2015	December 31, 2014
Antimony
United States	$62,328	$70,076
Mexico	13,367,960	1,706,647
Subtotal Antimony	16,044,223	1,776,723
Zeolite	196,238	124,767
Total	$18,260,201	$1,901,490

Segment Operations for the	Antimony	Antimony	Bear River
Year ended December 31, 2015	USAC	Mexico	Zeolite	Totals

Total revenues	$10,347,824	$7,535	$2,753,644	$13,109,003

Depreciation and amortization	61,819	649,526	221,441	932,786

Income (loss) from operations	4,990,865	(6,311,265)	511,403	(808,997)

Other income (expense):				(29,534)

NET INCOME (LOSS)				$(838,531)

Segment Operations for the	Antimony	Antimony	Bear River
Year ended December 31, 2014	USAC	Mexico	Zeolite	Totals

Total revenues	$8,580,035	$22,538	$2,169,619	$10,772,192

Depreciation and amortization	63,787	495,765	221,230	780,782

Income (loss) from operations	1,971,677	(3,864,950)	304,934	(1,588,339)

Other income (expense):				(7,116)

Income (loss) before income taxes				(1,595,455)

NET INCOME (LOSS)				$(1,595,455)