Form 10-Q
period 2016-03-31
UNITED STATES ANTIMONY CORP
filed 2016-05-16
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

At May 16, 2016, the registrant had outstanding 66,866,278 shares of par value $0.01 common stock.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED MARCH 31, 2016
(UNAUDITED)

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)	1-13

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	13-20

Item 3: Quantitative and Qualitative Disclosure about Market Risk	20

Item 4: Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	22

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3: Defaults upon Senior Securities	22

Item 4: Mine Safety Disclosures	22

Item 5: Other Information	22

Item 6: Exhibits and Reports on Form 8-K	22

SIGNATURE	23

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
March 31, 2016 and December 31, 2015

ASSETS

	(Unaudited) March 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$137,664	$133,543
Certificates of deposit	251,452	250,414
Accounts receivable, net of $4,031 allowance for doubtful accounts	868,024	422,673
Inventories	950,084	1,094,238
Other current assets	118,865	235,458
Total current assets	2,326,089	2,136,326

Properties, plants and equipment, net	16,039,238	16,030,333
Restricted cash for reclamation bonds	76,012	76,012
Other assets	17,530	17,530
Total assets	$18,458,869	$18,260,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,960,029	$1,629,972
Due to factor	97,865	13,782
Accrued payroll, taxes and interest	190,680	221,446
Other accrued liabilities	193,053	141,545
Payables to related parties	32,627	32,396
Deferred revenue	78,730	78,730
Notes payable to bank	85,760	130,672
Long-term debt, current portion, net of discount	309,635	181,287
Total current liabilities	2,948,379	2,429,830

Long-term debt, net of discount and current portion	1,571,927	1,717,745
Hillgrove advances payable	1,230,559	1,254,846
common stock payable to directors for services	37,500	137,500
Asset retirement obligations and accrued reclamation costs	261,691	260,327
Total liabilities	6,050,056	5,800,248
Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $909,375 and $907,500
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,014,692 and $4,879,029
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
66,866,278 and 66,316,278 shares issued and outstanding, respectively	668,662	663,162
Additional paid-in capital	36,022,733	35,890,733
Accumulated deficit	(24,309,370)	(24,120,730)
Total stockholders' equity	12,408,813	12,459,953
Total liabilities and stockholders' equity	$18,458,869	$18,260,201

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations - Unaudited

	For the three months ended
	March 31, 2016	March 31, 2015

REVENUES	$3,322,203	$2,947,381

COST OF REVENUES	3,111,375	3,051,434

GROSS PROFIT (LOSS)	210,828	(104,053)

OPERATING EXPENSES:
General and administrative	163,877	158,714
Salaries and benefits	109,589	112,022
Gain on liability adjustment (Note 3)	-	(927,018)
Hillgrove advance - earned credit (Note 9)	(23,991)	-
Professional fees	143,650	111,789
TOTAL OPERATING EXPENSES	393,125	(544,493)

INCOME (LOSS) FROM OPERATIONS	(182,297)	440,440

OTHER INCOME (EXPENSE):
Gain on sale of equipment	-	5,200
Interest income	1,183	3,168
Interest expense	-	(426)
Factoring expense	(7,526)	(8,354)
TOTAL OTHER INCOME (EXPENSE)	(6,343)	(412)

INCOME (LOSS) BEFORE INCOME TAXES	(188,640)	440,028

INCOME TAX PROVISION (BENEFIT)	-	-

NET INCOME (LOSS)	$(188,640)	$440,028

Net income (loss) per share of
common stock:
Basic and diluted	Nil	$0.01

Weighted average shares outstanding:
Basic	66,509,685	66,045,891
Diluted	66,509,685	68,523,903

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited

	For the three months ended
Cash Flows From Operating Activities:	March 31, 2016	March 31, 2015
Net income (loss)	$(188,640)	$440,028
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	261,150	220,025
Gain on sale of equipment	-	(5,200)
Hillgrove advance earned credit	(23,991)	-
Accretion of asset retirement obligation	1,364	1,284
Common stock issued for services	-	2,950
Principal received on shareholder loan	-	915
Common stock payable for directors fees	37,500	37,500
Change in:
Accounts receivable	(445,351)	(66,582)
Inventories	144,154	(873,625)
Other current assets	114,555	(339,249)
Other assets	1,000	(19,227)
Accounts payable	330,057	121,068
Accrued payroll, taxes and interest	(30,766)	118,517
Other accrued liabilities	51,213	3,089
Deferred revenue	-	90,810
Payables to related parties	231	11,716
Net cash provided (used) by operating activities	252,476	(255,981)

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(245,702)	(108,710)
Net cash used by investing activities	(245,702)	(108,710)

Cash Flows From Financing Activities:
Net borrowing from factor	84,083	19,279
Proceeds from Hillgrove advances	-	294,858
Proceeds from sale of equipment	-	5,200
Proceeds from notes payable to bank	-	71,906
Principal paid notes payable to bank	(44,912)	-
Principal payments of long-term debt	(41,824)	(14,149)
Net cash provided (used) by financing activities	(2,653)	377,094
NET INCREASE IN CASH
AND CASH EQUIVALENTS	4,121	12,403
Cash and cash equivalents at beginning of period	133,543	123,683
Cash and cash equivalents at end of period	$137,664	$136,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Imputed interest capitalized as property, plant and equipment	24,353	10,625
Properties, plants & equipment acquired with advances		434,335
Common stock payable issued to directors	137,500	125,000

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.           Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

Certain consolidated financial statement amounts for the three month periods ended March 31, 2015, have been reclassified to conform to the 2016 presentation.  These reclassifications had no effect on the net income (loss) or cash flows or accumulated deficit as previously reported.

For further infomation refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

During the three months ended March 31, 2016 and 2015, the Company incurred interest expense of $57,169 and $68,986, respectively, of which $56,987 and $67,876, respectively, has been capitalized as part of the cost of construction projects in Mexico.

2.           Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Warrants equivalent to approximately 100,000 shares of common stock have been added to the weighted average shares of outstanding common stock at March 31, 2015, to determine the diluted income per share for the quarter ending March 31, 2015.  Management has determined that the calculation of diluted earnings per share for the quarter ended March 31, 2016, is not applicable since any additions to outstanding shares related to common stock equivalents would be anti-dilutive.

As of March 31, 2016 and 2015, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	March 31, 2016	March 31, 2015
Warrants	250,000	476,917
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,001,005	2,227,922

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

3.	Inventories:

Inventories at March 31, 2016 and December 31, 2015, consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at March 31, 2016 and December 31, 2015, is as follows:

	2016	2015
Antimony Metal	$151,189	$102,207
Antimony Oxide	197,305	332,068
Antimony Concentrates	131,417	133,954
Antimony Ore	279,940	319,631
Total antimony	759,851	887,860
Zeolite	190,233	206,378
	$950,084	$1,094,238

During the first quarter of 2015 the Company discovered it had been overcharged for raw material purchases from a vendor.  The Company brought the matter to the vendor’s attention and received a $914,967 credit to accounts payable due the vendor that was recorded as a gain on liability adjustment during the three months ended March 31, 2015.

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

Accounts Receivble	March 31, 2016	December 31, 2015
Accounts receivable - non factored	$774,190	$412,922
Accounts receivable - factored with recourse	97,865	13,782
less allowance for doubtful accounts	(4,031)	(4,031)
Accounts receivable - net	$868,024	$422,673

5.	Mineral Properties:

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

The Agreements with Guadalupe (Grupo Roga) granted the Company an option to purchase the concessions outright for $2,000,000.  On September 29, 2015, the Company notified the owners of Guadalupe that it was exercising the option to purchase the Guadalupe property. The option exercise agreement allowed the Company to apply all amounts previously due the Company by Grupo Roga of $586,892 to the purchase price consideration, resulting in a net obligation for the purchase of the Guadalupe mine of $1,413,107. The Company is obligated to make annual payments that vary from $60,000 to $149,077 annually through 2026.  The debt payments are non-interest bearing. The Company recorded $972,722 as the cost of the concessions and the debt payable equal to total payments due of $1,413,107 less a discount of $440,385.  The discount is being amortized to interest expense using the effective interest method over the life of the debt.  As of March 31, 2016, the Company had made $30,000 in payments toward this debt and amortized $29,180 of discount as interest expense.   The net balance of the debt at March 31, 2016 was $971,904.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6.	Commitments and Contingencies:

In 2005, Antimonio de Mexico S.A. de C.V. (“AM”) signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for annual payments.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the year ended December 31, 2015, and the three months ended March 31, 2016, $100,000 and $55,870, respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.  At March 31, 2016, a final payment of $11,739 was remaining.

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico.  The lease calls for a mandatory term of one year and, as of March 31, 2016, requires payments of $20,000 plus a tax of $3,400, per month.  For May of 2016, the lease payment has been reduced to $10,000 plus a tax of $1,700, per month.  The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms.   The lease was renewed in June of 2015.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”).  As of March 31, 2016, and December 31, 2015, respectively, the Company had no liabilities due to MSHA.

During the first quarter of 2015, the Company discovered that we did not have IMMEX certification and that the Company would be required to obtain it.  Without the IMMEX certification, the Company was required to pay the national sales tax of 16% on all items that the Company imports into Mexico, including capital items and the concentrates from Hillgrove of Australia.  IMMEX requires that the Company export a minimum of 60% of everything that is imported into Mexico.  The Company has met this requirement at this time.  At March 31, 2016, and December 31, 2015, the Company had approximately $51,000 and $167,000, respectively, included in other current assets, on deposit with the Mexican tax authorities. The Company believes that this will either ultimately be refunded, or applied to reduce other tax liabilities.  The Company’s accountants and attorneys in Mexico are preparing the refund applications.

7.   Notes Payable to Bank:

   At March 31, 2016 and December 31, 2015, the Company had the following notes payable to the bank:

	March 31,	December 31,
	2016	2015
Promissory note payable to First Security Bank of Missoula,
bearing interest at 5.0%, maturing February 27, 2017,
payable on demand, collateralized by a lien on Certificate of
Deposit number 48614	$	$36,881

Promissory note payable to First Security Bank of Missoula,
bearing interest at 5.0%, maturing February 27, 2017,
payable on demand, collateralized by a lien on Certificate of
Deposit number 48615	85,760	93,791

Total notes payable to bank	$85,760	$130,672

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,998.

8.           Long – Term Debt:

Long-Term debt at March 31, 2016, and December 31, 2015, is as follows:	March 31,	December 31,
	2016	2015
Note payable to first Security Bank, bearing interest at 6%;
payable in monthly installments of $917; maturing
September 2018; collateralized by equipment.	$25,499	$27,845
Note payable to Wells Fargo Bank, bearing interest at 4%;
payable in monthly installments of $477; maturing
December 2016; collateralized by equipment.	4,104	5,398
Note payable to De Lage Landen Financial Services,
bearing interest at 5.30%; payable in monthly installments of $549;
maturing March 2016; collateralized by equipment.	546	2,172
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	25,858	27,587
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing December 2019; collateralized by equipment.	28,160	29,300
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	14,146	14,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2019, net of discount.	811,345	820,272
Obligation payable for Guadalupe Mine, non-interest bearing,
annual payments from $60,000 to $149,078 through 2026, net of discount.	971,904	972,312
	1,881,562	1,899,032
Less current portion	(309,635)	(181,287)
Long-term portion	$1,571,927	$1,717,745

At March 31, 2016, principal payments on debt are due as follows:

Year Ended March 31,
2017	$309,635
2018	195,686
2019	259,114
2020	267,826
2021	172,936
Thereafter	676,365
$1,881,562

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

9.         Hillgrove Advances Payable

On November 7, 2014, the Company entered into a loan and processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) by which Hillgrove will advance the Company funds to be used to expand their smelter in Madero, Mexico, and in Thompson Falls, Montana, so that they may process antimony and gold concentrates produced by Hillgrove’s mine in Australia.  The agreement requires that the Company construct equipment so that it can process approximately 200 metric tons of concentrate initially shipped by Hillgrove, with a provision so that the Company may expand to process more than that.  The parties agreed that the equipment will be owned by USAC and USAMSA. The final terms of when the repayment takes place have not yet been agreed on.  The agreement called for the Company to sell the final product for Hillgrove, and Hillgrove to have approval rights of the customers for their products.  The agreement allows the Company to recover its operating costs as approved by Hillgrove, and to charge a 7.5% processing fee and a 2.0% sales commission.  The initial term of the agreement is five years; however, Hillgrove may suspend or terminate the agreement at its discretion.  The Company may terminate the agreement and begin using the furnaces for their own production if Hillgrove fails to recommence shipments within 365 days of a suspension notice. If a stop notice is issued between one year and two years, there is a formula to prorate the repayment amount from 50% to 81.25%.  If a stop order is issued after two years, the repayment obligation is 81.25% of the funds advanced at that point.  At December 31, 2015, management has determined that it is likely that the Company’s repayment obligation will be 81.25% of the total amounts advanced. As of March 31, 2016, and December 31, 2015, Hillgrove had advanced the Company a total of $1,396,721and $1,397,016, respectively.  Of this amount, $221,514 has been recorded as deferred earned credit and is being recognized ratably through the period ending November 7, 2016 which is when the 81.25% repayment terms of the agreement is applicable.  During the quarters ended March 31, 2016 and 2015, $23,991 and $0, respectively, of the deferred earned credit was recognized with $95,723 to be recognized in the remainder of 2016.   At March 31, 2016, the amount due to Hillgrove for advances was $1,134,836 which is approximately 81.25% of the total amount advanced.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

10.           Concentrations of Risk:

Sales to Three	For the Period Ended
Largest Customers	March 31, 2016	March 31, 2015
Alpha Gary Corporation	$-	$969,960
Ampacet Corporation	-	305,407
Kohler Corporation	432,283	340,473
East Penn Manufacturing	536,413	-
Mexichem Speciality Compounds	590,423	-
	$1,559,119	$1,615,840
% of Total Revenues	46.90%	54.82%

Three Largest
Accounts Receivable	March 31, 2016	March 31, 2015
Kohler Corporation	$211,295	$-
Accupowder International	110,000	-
Mexichem Speciality Compounds	95,062	-
AlphaGary Corporation	-	36,945
Scutter Enterprises LLC	-	26,600
Teck American, Inc.	-	164,042
	$416,357	$227,587
% of Total Receivables	48.00%	43.66%

11.           Related Party Transactions:

During the three months ended March 31, 2016 and 2015, the Chairman of the audit committee and compensation committee received $9,000 and $9,000, respectively, for services performed.

During the three months ended March 31, 2016 and 2015, the Company paid $2,480 and $13,710, respectively, to John Lawrence, our President and Chief Executive Officer, as reimbursement for equipment used by the Company.

During the three months ended March 31, 2016 and 2015, the Company paid royalty expenses, based on sales of zeolite, of $13,356 and $13,097, respectively, to a company controlled by the estate of Al Dugan, formerly a significant stockholder and the father of a former director.

12.           Income Taxes:

During the quarter ended March 31, 2016, and the year ended December 31, 2015, the Company determined that a valuation allowance equal to 100% of any deferred tax asset was appropriate, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of a net deferred tax asset. The net effect is that the deferred tax asset as of December 31, 2015, and any deferred tax assets that may have been incurred since then, are fully reserved for at March 31, 2016.

 Management estimates the effective tax rate at 0% for the current year.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.           Stockholder’s Equity:

Issuance of Common Stock for Payable to Board of Directors

During the quarter ended March 31, 2016, the Board of Directors was issued a total of 550,000 shares of common stock for $137,500 in directors’ fees that were payable at December 31, 2015.  In addition during the quarter, the Company accrued $37,500 in directors’ fees payable that will be paid in common stock.

During the quarter ended March 31, 2015, the Board of Directors was issued a total of 183,825 shares of common stock for $125,000 in director’s fees that were payable at December 31, 2014.  In addition, during the quarter, the Company accrued $37,500 in directors’ fees payable that will be paid in common stock.

Issuance of Common Stock for Services

During the quarter ended March 31, 2015, 5,000 shares were issued to for investor relation services totaling $2,950.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.           Business Segments:

The Company is currently organized and managed by four segments, which represent our operating units: United States antimony operations, Mexican antimony operations, precious metals recovery and United States zeolite operations.

The Madero smelter and Puerto Blanco mill at the Company’s Mexico operation brings antimony up to an intermediate stage, which may be sold directly or shipped to the United States operation for finishing and sales at the Thompson Falls, Montana plant.  The precious metals recovery plant is operated in conjunction with the antimony processing plant at Thompson Falls, Montana. The Zeolite operation produces Zeolite near Preston, Idaho. Almost all of the sales of products from the United States antimony and Zeolite operations are to customers in the United States.

Disclosure of the activity relating to our precious metals recovery requires that it be reported as a separate business segment.  The prior period comparative information has been reclassified to reflect this change.

Segment disclosure regarding sales to major customers is located in Note 10.

Properties, plants and equipment, net:	March 31, 2016	December 31, 2015
Antimony
United States	$1,751,864	$1,766,328
Mexico	12,559,040	12,539,805
Subtotal Antimony	14,310,904	14,306,133
Precious metals	190,439	171,074
Zeolite	1,537,895	1,553,126
Total	$16,039,238	$16,030,333

Total Assets:	March 31, 2016	December 31, 2015
Antimony
United States	$2,736,297	$2,505,189
Mexico	13,462,792	13,367,960
Subtotal Antimony	16,199,089	15,873,149
Precious metals	190,439	171,074
Zeolite	2,069,341	2,215,978
Total	$18,458,869	$18,260,201

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.           Business Segments, Continued:

	For the three months ended	For the three months ended
Capital expenditures:	March 31, 2016	March 31, 2015
Antimony
United States	$1,035	$-
Mexico	207,886	527,185
Subtotal Antimony	208,921	527,185
Precious metals	19,365	19,365
Zeolite	41,769	11,285
Total	$270,055	$538,470

Segment Operations for the three	Antimony	Antimony	Precious	Bear River
months ended March 31, 2016	USAC	Mexico	Metals	Zeolite	Totals

Total revenues	$2,539,333	$16,668	$217,617	$583,354	$3,356,972

Depreciation and amortization	15,500	188,650		57,000	261,150

Income (loss) from operations	884,197	(1,279,512)	182,848	30,170	(182,297)

Other income (expense):	(5,975)	-	-	(368)	(6,343)

NET INCOME (LOSS)	$878,222	$(1,279,512)	$182,848	$29,802	$(188,640)

Segment Operations for the three	Antimony	Antimony	Precious	Bear River
months ended March 31, 2015	USAC	Mexico	Metals	Zeolite	Totals

Total revenues	$2,239,956	$-	$122,665	$584,760	$2,947,381

Depreciation and amortization	15,150	148,875		56,000	220,025

Income (loss) from operations	1,805,922	(1,470,589)	122,665	(17,985)	440,013

Other income (expense):	935	-	-	(920)	15

NET INCOME (LOSS)	$1,806,857	$(1,470,589)	$122,665	$(18,905)	$440,028

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

Results of Operations by Division
Antimony and Precious Metals	1st Qtr	1st Qtr
Combined USA and Mexico	2016	2015
Lbs of Antimony Metal Canada	486,752	418,008
Lbs of Antimony Metal Mexico	426,089	103,948
Total Lbs of Antimony Metal Sold	912,841	521,956
Sales Price/Lb Metal	$2.80	$4.29
Net income (loss)/Lb Metal	$(0.24)	$0.88

Gross antimony revenue - net of discount	2,556,001	2,239,956
Precious metals revenue	217,617	122,665
Production and shipping costs	(2,210,291)	(1,875,600)
Mexico non-production costs	(195,642)	(419,495)
General and administrative - non-production	(382,640)	(379,136)
Gain on liability reduction	-	927,018
Net interest and gain on sale of asset	663	7,550
EBITDA	(14,292)	622,958
Depreciation & amortization	(204,150)	(164,025)
Net income (loss) - antimony and precious metals	$(218,442)	$458,933

Zeolite
Tons sold	3,097	3,032
Sales Price/Ton	$188.36	$192.86
Net income (Loss)/Ton	$9.62	$(6.24)

Gross zeolite revenue	583,354	584,760
Production costs, royalties and shipping costs	(479,061)	(536,315)
General and administrative - non-production	(18,010)	(11,741)
Net interest	519	391
EBITDA	86,802	37,095
Depreciation	(57,000)	(56,000)
Net income (loss) - zeolite	$29,802	$(18,905)

Company-wide
Gross revenue	$3,356,972	$2,947,381
Production costs	(2,689,352)	(2,411,915)
Mexico non-production costs	(195,642)	(419,495)
General and administrative - non-production	(400,650)	(390,877)
Gain on liability reduction	-	927,018
Net interest	1,182	7,941
EBITDA	72,510	660,053
Depreciation & amortization	(261,150)	(220,025)
Net income (loss)	$(188,640)	$440,028

The Mexico non-production costs for the three months ending March 31, 2016, are primarily due to holding costs from inactivity at the Los Juarez and Wadley mines and the Puerto Blanco mill.  The loss of production at the Madero smelter from metalurgical testing and experimenting with various production methods and formulas contributed to non-production costs during the first quarter of 2015.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.                   Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

Company-Wide

For the first quarter of 2016, we recognized a net loss of $188,640 (after depreciation and amortization of $261,150) on sales of $3,322,203, compared to a gain of $440,028 in the first quarter of 2015 on sales of $2,947,381. The profit for the first quarter of 2015 was primarily due to a negotiated adjustment of $914,967 to the Company’s cost of raw materials. The gain from the price adjustment has been reported as other operating income in 2015.  The loss in the first quarter of 2016 was primarily due to a decrease in the price of antimony, from $4.29 in Q1 of 2015 to $2.80 in Q1 of 2016.

It appears that the price of antimony has stabilized and started to increase subsequent to March 31, 2016.

For the quarter of 2016, EBITDA was $72,510 compared to EBITDA of $660,053 for the same period of 2015, after the negotiated settlement of $914,967 for raw material in 2015.

For the first quarter of 2016, the non-operating general and administrative expenses were $400,650 compared to $390,877 for the same period of 2015, an increase of 6.1%.

The largest impediments to profitability have been the decline in the price of antimony from $8.11 per pound in April of 2011 to $2.27 per pound in January of 2016, a 72% decrease, and the “non-production costs” in Mexico.  In the first quarter of 2016, these costs were $195,642 and include the costs of mines and mills in Mexico that have been idle due to a lack of furnaces at the Madero smelter and the metallurgical problems with the Los Juarez ore.

The metallurgical problems with the Los Juarez ore have been solved, and we will process the ore presently in inventory as soon as we are permitted and can complete construction of our leach circuits at the Puerto Blanco mill and the Madero smelter.

Hillgrove Mines has suspended mining and operations in Australia, but they will continue to process the ore on hand and ship concentrates to us until they run out of ore.  We estimate that we will receive enough antimony concentrates from Hillgrove to run our LRF through the end of 2016.  Hillgrove Mines has given us permission to use the LRF and other furnaces built for their use for our own production if they are unable to supply us with concentrates.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.                   Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

Antimony

Our production and sales of antimony in Q1 0f 2016 was 912,841 pounds, an all-time record for a quarter.  The 912,841 pounds sold in Q1 of 2016 was an increase of 390,885 pounds over the sales in Q1 of 2015, an increase of 74.9%.

Our revenues for Q1 of 2016 were greater than our revenues in Q1 of 2015, primarily due to the increase in the production and sales of antimony.  Gross antimony revenue net of discount was $2,556,001 for Q1 2016, up $316,045 (14.1%) from Q1 of 2015.  The increase in revenues was despite the decrease in the price of antimony metal from $4.29 during the first quarter of 2015 to $2.80 in the first quarter of 2016, a decrease of $1.49 per pound (34.7%).

The amount of metal produced and sold from Mexico was approximately 426,000 pounds for the first quarter of 2016 compared to approximately 104,000 pounds produced and sold for the first quarter of 2015.  The increased production from Mexico for Q1of 2016 versus Q1of 2015 was primarily because all furnaces at Madero were processing Australian concentrates in 2016, and the Madero smelter was in a transition phase from Mexico raw material to the Hillgrove raw material from Australia during Q1 of 2015.  We anticipate continuing processing Australian concentrates through the end of 2016.

Our cost per pound of antimony production has fallen in Q1 of 2016 due to the following factors:

1.	An increase in production which lowers the cost per pound of fixed overhead
2.	The cost of raw materials has dropped significantly because the price is indexed to the sale price
3.	Realized savings from natural gas instead of more expensive propane in Mexico
4.	Sharply reduced propane costs in Montana
5.	Lower costs of operating in Mexico
6.	The ability to ship finished metal from Mexico directly to customers

The largest reduction in cost per pound will result when all Mexican operations are on stream, and the holding costs are spread over real production. The holding costs for Los Juarez, Wadley, Guadalupe, and Soyatal have been substantial to date.

The antimony business will realize higher production and potentially better operating margins as Mexican operations are brought up to planned capacity.

The cost of Mexican production in the first quarter of 2016 included all the holding costs for Los Juarez, 80% of the holding costs for the Puerto Blanco mill, and the care and maintenance costs for Wadley and Guadalupe whose product could not be smelted due to lack of furnace capacity at Madero.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.                   Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

Precious Metals

For the first quarter of 2016, USAC shipped $182,848 of gold and silver compared to $122,665 for the same period of 2015, an increase of 48.9%.  This included gross revenue of $41,217 for Hillgrove gold, of which $34,769 was paid to Hillgrove.

The production of gold and silver from the Los Juarez deposit in Queretaro, Mexico is awaiting two circuit additions. The first addition is at Madero and the equipment is being built and installed. It is expected to result in higher metallurgical recoveries of gold and silver from the flotation concentrates.  The second addition will involve a cyanide leach circuit at the flotation mill at Puerto Blanco in Guanajuato to recover the remaining gold and silver from the floatation tailings. The application for this permit is in progress, and commencement of Los Juarez production could proceed during the second half of 2016. The Company does not claim any ore reserves by definition of the S.E.C. standards.

For most of 2015, and until the end of the first quarter of 2016, the 12 SRFs at Madero have been used to process Australian concentrates and almost all of our Mexican production was put in inventory.  The start up of the LRF during November of 2015 has allowed us to process most of the Hillgrove concentrates using that furnace, and starting in Q2 of 2016 our Mexican mine subsidiary will start processing Mexican raw material sourced from owned or leased mines that is in inventory and is fully paid for.

The Australian concentrates contain approximately 110 ounces of gold per 200 metric tons. The gold is contained in the slag remaining after the concentrates have been processed in the LRF.  We are presently processing this slag and recovering a gold dore (a mix of precious metals).   At this time, the gold dore is taken to a third party refiner, and we receive a processing fee and a 7.5% sales commission on the recovered precious metals value.

The same process being used to recover the gold from the Hillgrove slag will be used to recover the precious metals from our Los Juarez ore.

Precious Metals Production:

Precious Metals Sales
Silver/Gold					Thru Qtr 1
Montana	2012	2013	2014	2015	2016
Ounces Gold Shipped (Au)	102.32	59.74	64.77	89.12	37.24
Ounces Silver Shipped (Ag)	20,237.70	22,042.46	29,480.22	30,420.75	14,203.59
Revenues	$647,554	$347,016	$461,083	$491,426	$176,400
Mexico
Ounces Gold Shipped (Au)		1.780
Ounces Silver Shipped (Ag)		1,053.240
Revenues		$22,690
Australian - Hillgrove
Ounces Gold Shipped (Au)					34.98
Revenues - Gross					$41,217
Revenues to Hillgrove					(34,769)
Revenues to USAC					$6,448

Total Revenues	$647,554	$369,706	$461,083	$491,426	$182,848

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.                   Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

ZEOLITE

During Q1 of 2016, BRZ sold 3,097 tons of zeolite, up 65 tons from the same period in 2015.

During Q1 of 2016, BRZ realized net income of $29,802 compared to a loss of $18,905 for Q1 of 2015, an increase of $48,707.

Other Items:

1.	Our net loss for the first quarter of 2016 was $188,640, after non-cash expenses of $261,150 for depreciation and amortization.
2.	USAC’s precious metals revenue in the first three months of 2016 was $182,848 which was equivalent to $0.20 per pound of antimony sold.

Los Juarez

    USAC’ Los Juarez property in Queretaro, Mexico exposes mineralization for approximately 3.5 kilometers and for widths up to 1 kilometer. Previously, the deposit had been reported as a layered deposit (manto) up to 6 meters thick with silver and antimony. The property has been abandoned by major mining companies unable to solve the metallurgical problems. After 11 years and many millions of dollars, USAC has reported that:

1.	The property is predominantly a gold property with substantial credits in silver and minor credits in antimony.
2.
The property is not a manto deposit but a series of deep- seated silica- rich pipes that carry the mineralization vertically for many meters and has not been fully delineated along strike and at depth.

3.
The Company has pilot tested every aspect of the project including the mining, milling, and smelting, and believes it has solved the metallurgical problems to produce a gold-silver-antimony concentrate.  The Company will bring its Puerto Blanco100 ton per day pilot mill on stream after permitting a cyanide leach plant at Puerto Blanco. The leach plant at our Madero smelter is permitted, and is nearing completion.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.                   Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

Financial Position

Financial Condition and Liquidity	March 31,	December 31,
	2016	2015
Current Assets	$2,326,089	$2,136,326
Current liabilities	(2,948,379)	(2,429,830)
Net Working Capital	$(622,290)	$(293,504)

Our net working capital decreased by approximately $329,000 from December 31, 2015.  Our cash increased by approximately $4,000 during the same period.  The decrease in our net working capital was primarily due to an increase of approximately $450,000 in accounts receivable, and expenditures of approximately $245,000 for capital outlay. A decrease in inventory of approximately $144,000 and increases in our current liabilities increased our working capital. We have estimated commitments for construction and improvements, including $50M to finish building and installing the Hillgrove furnaces and equipment at Madero, Mexico, of approximately $150M over the next twelve months. The cash for the Hillgrove capital improvements will come from the expected refund of IVA taxes presently deposited with the Mexican tax authorities, and from our internally generated sources.  We believe that with our current cash balance, along with the future cash flow from operations, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months.  We have lines of credit of $202,000 which have been drawn down by $85,760 at March 31, 2016.

ITEM 3.

None

PART I - FINANCIAL INFORMATION, CONTINUED:

Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

ITEM 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016.  It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of March 31, 2016. These material weaknesses are as follows:

•
The Company lacks proper segregation of duties. As with any company the size of ours, the lack of segregation of duties is due to limited resources. The president authorizes the majority of the expenditures and signs checks.

•	During our year-end audit, our independent registered accountants discovered material misstatements in our financial statements that required audit adjustments.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended March 31, 2016.

PART II - OTHER INFORMATION

Item 1.                  LEGAL PROCEEDINGS

On October 21, 2015 United States Antimony Corporation filed a complaint against Herbert A. Denton and Providence Capital, Inc., in the United States District Court for the District of Montana, Missoula Division, alleging the following: (i) noncompliance, violation and breach of a Consulting Agreement, Settlement Agreement and Supplemental Settlement Agreement, (ii) communications with shareholders of United States Antimony Corporation, by Mr. Denton and Providence Capital, Inc., and solicitation of proxies from shareholders, in violation of reporting and disclosure requirements of federal securities laws.

Item 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By:	/s/ John C. Lawrence	Date:	May 16, 2016
John C. Lawrence, Director and President (Principal Executive)

By:	/s/ Daniel L. Parks	Date:	May 16, 2016
Daniel L. Parks, Chief Financial Officer

By:	/s/ Alicia Hill	Date:	May 16, 2016
Alicia Hill, Controller