Form 10-Q
period 2016-06-30
UNITED STATES ANTIMONY CORP
filed 2016-08-15
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____ to _____

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

At August 15, 2016, the registrant had outstanding 66,866,278 shares of par value $0.01 common stock.

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

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED JUNE 30, 2016
(UNAUDITED)

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)	1-14

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	15-20

Item 3: Quantitative and Qualitative Disclosure about Market Risk	20

Item 4: Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	22

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3: Defaults upon Senior Securities	22

Item 4: Mine Safety Disclosures	22

Item 5: Other Information	22

Item 6: Exhibits and Reports on Form 8-K	22

SIGNATURE	23

CERTIFICATIONS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

ASSETS
	(Unaudited)
	June 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$82,942	$133,543
Certificates of deposit	251,641	250,414
Accounts receivable, net of $4,031 allowance for doubtful accounts	671,851	422,673
Inventories (Note 3)	905,702	1,094,238
Other current assets	264,835	235,458
Total current assets	2,176,971	2,136,326

Properties, plants and equipment, net	15,949,236	16,030,333
Restricted cash for reclamation bonds	76,012	76,012
Other assets	32,520	17,530
Total assets	$18,234,739	$18,260,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,730,610	$1,629,972
Due to factor	107,964	13,782
Accrued payroll, taxes and interest	288,670	221,446
Other accrued liabilities	215,673	141,545
Payables to related parties	43,949	32,396
Deferred revenue	78,730	78,730
Notes payable to bank	126,505	130,672
Income tax payable	12,000	-
Long-term debt, current portion, net of discount	332,211	181,287
Total current liabilities	2,936,312	2,429,830

Long-term debt, net of discount and current portion	1,530,225	1,717,745
Hillgrove advances payable (Note 9)	1,177,971	1,254,846
Common stock payable to directors for services	75,000	137,500
Asset retirement obligations and accrued reclamation costs	263,054	260,327
Total liabilities	5,982,562	5,800,248
Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $909,375 and $907,500
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,014,692 and $4,879,029
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
66,866,278 and 66,316,278 shares issued and outstanding, respectively	668,662	663,162
Additional paid-in capital	36,022,733	35,890,733
Accumulated deficit	(24,466,006)	(24,120,730)
Total stockholders' equity	12,252,177	12,459,953
Total liabilities and stockholders' equity	$18,234,739	$18,260,201

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUES	$3,014,394	$3,388,242	$6,319,929	$6,347,675

COST OF REVENUES	2,824,779	3,322,603	5,923,003	6,359,292

GROSS PROFIT (LOSS)	189,615	65,639	396,926	(11,617)

OPERATING EXPENSES:
General and administrative	270,514	281,360	540,423	566,843
Professional fees	79,815	30,584	223,465	142,372
Hillgrove advance - earned credit (Note 9)	(52,588)	(58,139)	(76,579)	(58,139)
Gain on liability adjustment (Note 3)				(914,967)
Gain on sale of assets				(5,200)
TOTAL OPERATING EXPENSES	297,741	253,805	687,309	(269,091)

INCOME (LOSS) FROM OPERATIONS	(108,126)	(188,166)	(290,383)	257,474

OTHER INCOME (EXPENSE):
Interest income	220	1,939	1,402	5,107
Interest expense	(28,855)	(204)	(28,860)	(630)
Factoring expense	(7,909)	(11,330)	(15,435)	(19,684)
TOTAL OTHER INCOME (EXPENSE)	(36,544)	(9,595)	(42,893)	(15,207)

INCOME (LOSS) BEFORE INCOME TAXES	(144,670)	(197,761)	(333,276)	242,267

Provision for income tax	(12,000)	-	(12,000)	-

NET INCOME (LOSS)	(156,670)	(197,761)	(345,276)	242,267
Preferred dividends	(12,162)	(12,162)	(24,325)	(24,325)

Net income (loss) available to common stockholders	$(168,832)	$(209,923)	$(369,601)	$217,942

Net income (loss) per share of common stock:
Basic	Nil	Nil	Nil	Nil
Diluted	Nil	Nil	Nil	Nil

Weighted average shares outstanding:
Basic	66,866,278	66,216,278	66,687,981	66,130,650
Diluted	66,866,278	66,216,278	66,687,981	66,300,522

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30, 2016	June 30, 2015
Cash Flows From Operating Activities:
Net income (loss)	$(345,276)	$242,267
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization expense	442,100	442,400
Gain on sale of asset	-	(5,200)
Hillgrove advance earned credit	(76,579)	-
Accretion of asset retirement obligation	2,727	2,569
Common stock issued for services		2,950
Change in:
Accounts receivable, net	(249,178)	(445,157)
Inventories	188,536	(882,727)
Other current assets	(30,604)	(400,008)
Other assets	(15,286)	41,009
Accounts payable	100,638	476,106
Due to factor	94,182	141,477
Accrued payroll, taxes and interest	67,224	33,423
Other accrued liabilities	74,128	20,906
Income tax payable	12,000	-
Stock payable to Directors for services	75,000	75,000
Deferred revenue	-	79,045
Payables to related parties	11,553	30,228
Net cash provided (used) by operating activities	351,165	(145,712)

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(361,003)	(894,159)
Proceeds from sale of assets	-	5,200
Net cash used by investing activities	(361,003)	(888,959)

Cash Flows From Financing Activities:
Proceeds from issuance of long term debt	-	-
Proceeds from note payable to bank (see Note 7)	26,506	97,297
Proceeds from Hillgrove	-	919,639
Increase in notes receivable stock sales	-	(85)
Principal paid notes payable to bank (see Note 7)	(30,673)	-
Principal payments on long-term debt	(36,596)	(31,738)
Net cash provided (used) by financing activities	(40,763)	985,113

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,601)	(49,558)
Cash and cash equivalents at beginning of period	133,543	123,683
Cash and cash equivalents at end of period	$82,942	$74,125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Noncash investing and financing activities:
Imputed interest included in properties, plants and equipment	$39,276	$10,625
Common stock issued to Directors	$137,500	$125,000

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended June 30, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

Certain consolidated financial statement amounts for the three and six month periods ended June 30, 2015, have been reclassified to conform to the 2016 presentation. These reclassifications had no effect on the net income (loss) or cash flows or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

During the six months ended June 30, 2016 and 2015, the Company incurred interest expense of $61,843 and $25,295, respectively, of which $39,276, and $10,625, respectively, has been capitalized as part of the cost of construction projects in Mexico.

2. Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock. Warrants equal to common stock equivalents of 169,872 shares have been added to the weighted average shares of outstanding common stock of 66,130,650 at June 30, 2015, to determine the diluted income per share for the six months ended June 30, 2015. Management has determined that the calculation of diluted earnings per share for the six months ended June 30, 2016, is not applicable since any additions to outstanding shares related to common stock equivalents would be anti-dilutive.

As of June 30, 2016 and 2015, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	June 30, 2016	June 30, 2015
Warrants	250,000	250,000
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,001,005	2,001,005

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

3.
Inventories:

Inventories at June 30, 2016 and December 31, 2015, consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at June 30, 2016 and December 31, 2015, is as follows:

	June 30, 2016	December 31, 2015
Antimony Metal	$182,839	$102,207
Antimony Oxide	235,514	332,068
Antimony Concentrates	169,721	133,954
Antimony Ore	160,792	319,631
Total antimony	748,866	887,860
Zeolite	156,836	206,378
	$905,702	$1,094,238

During the first quarter of 2015 the Company discovered it had been overcharged for raw material purchases from a vendor. The Company brought the matter to the vendor’s attention and received a $914,967 credit to accounts payable due the vendor that was recorded as a gain on liability adjustment during the six months ended June 30, 2015.

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

Accounts Receivble	June 30, 2016	December 31, 2015
Accounts receivable - non factored	$567,918	$412,922
Accounts receivable - factored with recourse	107,964	13,782
less allowance for doubtful accounts	(4,031)	(4,031)
Accounts receivable - net	$671,851	$422,673

5.
Properties, Plants, and Equipment - Mineral Properties:

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

The Agreements with Guadalupe (Grupo Roga) granted the Company an option to purchase the concessions outright for $2,000,000. On September 29, 2015, the Company notified the owners of Guadalupe that it was exercising the option to purchase the Guadalupe property. The option exercise agreement allowed the Company to apply all amounts previously due the Company by Grupo Roga of $586,892 to the purchase price consideration, resulting in a net obligation for the purchase of the Guadalupe mine of $1,413,107. The Company is obligated to make annual payments that vary from $60,000 to $149,077 annually through 2026. The debt payments are non-interest bearing. The Company recorded $972,722 as the cost of the concessions and the debt payable equal to total payments due of $1,413,107 less a discount of $440,385. The discount is being amortized to interest expense using the effective interest method over the life of the debt. As of June 30, 2016, the Company had made $45,000 in payments toward this debt and amortized $43,772 of discount as interest expense. The net balance of the debt at June 30, 2016 was $971,494.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6. Commitments and Contingencies:

In 2005, Antimonio de Mexico S.A. de C.V. (“AM”) signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for annual payments. Total payments will not exceed $1,430,344, reduced by taxes paid. During the year ended December 31, 2015, and the six months ended June 30, 2016, $100,000 and $67,608, respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies. At March 31, 2016, a final payment of $11,739 was made.

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease calls for a mandatory term of one year and, as of June 30, 2016, requires payments of $10,000 plus a tax of $1,600, per month. The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms. The lease was renewed in June of 2016.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). As of June 30, 2016, and December 31, 2015, respectively, the Company had no liabilities due to MSHA.

During the first quarter of 2015, the Company discovered that we did not have IMMEX certification and that the Company would be required to obtain it. Without the IMMEX certification, the Company was required to pay the national sales tax of 16% on all items that the Company imports into Mexico, including capital items and the concentrates from Hillgrove of Australia. IMMEX requires that the Company export a minimum of 60% of everything that is imported into Mexico. The Company has met this requirement at this time. At June 30, 2016, and December 31, 2015, the Company had approximately $226,000 and $167,000, respectively, included in other current assets, on deposit with the Mexican tax authorities. The Company believes that this will either ultimately be refunded, or applied to reduce other tax liabilities.

7. Notes Payable to Bank:

At June 30, 2016 and December 31, 2015, the Company had the following notes payable to the bank:

	June 30,	December 31,
	2016	2015
Promissory note payable to First Security Bank of Missoula, bearing interest at 5.0%, maturing February 27, 2017, payable on demand, collateralized by a lien on Certificate of Deposit number 48614	$26,506	$36,881

Promissory note payable to First Security Bank of Missoula, bearing interest at 5.0%, maturing February 27, 2017, payable on demand, collateralized by a lien on Certificate of Deposit number 48615	99,999	93,791

Total notes payable to bank	$126,505	$130,672

These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8. Long – Term Debt:

Long-Term debt at June 30, 2016, and December 31, 2015, is as follows:	June 30,	December 31,
	2016	2015
Note payable to first Security Bank, bearing interest at 6%;
payable in monthly installments of $917; maturing
September 2018; collateralized by equipment.	$23,118	$27,845
Note payable to Wells Fargo Bank, bearing interest at 4%;
payable in monthly installments of $477; maturing
December 2016; collateralized by equipment.	2,772	5,399
Note payable toDe Lage Landen Financial Services,
bearing interest at 5.30%; payable in monthly installments of $549;
maturing March 2016; collateralized by equipment.	-	2,171
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	23,530	27,587
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing December 2019; collateralized by equipment.	25,858	29,300
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	14,146	14,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2019, net of discount.	801,518	820,272
Obligation payable for Guadalupe Mine, non-interest bearing,
annual payments from $60,000 to $149,078 through 2026, net of discount.	971,494	972,312
	1,862,436	1,899,032
Less current portion	(332,211)	(181,287)
Long-term portion	$1,530,225	$1,717,745

At June 30, 2016, principal payments on debt are due as follows:

Year Ending June 30,
2017	$332,211
2018	209,949
2019	275,357
2020	241,836
2021	150,842
2022	109,890
2023	116,483
2024	123,472
2025	130,880
2026	137,599
2027	33,917
$1,862,436

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

9.          Hillgrove Advances Payable

On November 7, 2014, the Company entered into a loan and processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) by which Hillgrove will advance the Company funds to be used to expand their smelter in Madero, Mexico, and in Thompson Falls, Montana, so that they may process antimony and gold concentrates produced by Hillgrove’s mine in Australia. The agreement requires that the Company construct equipment so that it can process approximately 200 metric tons of concentrate per month, with a provision so that the Company may expand to process more than that. The parties agreed that the equipment will be owned by USAC and USAMSA. The final terms of when the repayment takes place have not yet been agreed on. The agreement called for the Company to sell the final product for Hillgrove, and Hillgrove to have approval rights of the customers for their products. The agreement allows the Company to recover its operating costs as approved by Hillgrove, and to charge a 7.5% processing fee and a 2.0% sales commission. The initial term of the agreement was five years, and that agreement was amended later to be eight years; however, Hillgrove may suspend or terminate the agreement at its discretion. The Company may terminate the agreement and begin using the furnaces for their own production if Hillgrove fails to recommence shipments within 365 days of a suspension notice. If a stop notice is issued between one year and two years, there is a formula to prorate the repayment amount from 50% to 81.25%. If a stop order is issued after two years, the repayment obligation is 81.25% of the funds advanced at that point. At December 31, 2015, management determined that it is likely that the Company’s repayment obligation will be 81.25% of the total amounts advanced. As of June 30, 2016, Hillgrove had advanced the Company approximately $1.4 million. The Company had transferred or constructed plant and equipment valued at $1,580,630 for the benefit of Hillgrove. Of this amount, $262,500 has been recorded as deferred earned credit and is being recognized ratably through the period ending November 7, 2016 which is when the 81.25% repayment terms of the agreement is applicable. During the six months ended June 30, 2016 and 2015, $76,579 and $58,139, respectively, of the deferred earned credit was recognized with $43,750 to be recognized in the remainder of 2016. At June 30, 2016, the amount due to Hillgrove for advances was $1,134,221 which is approximately 81.25% of the total amount advanced.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

10. Concentrations of Risk:

Sales to Three	For the three Months Ended		For the Six Months Ended
Largest Customers	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Alpha Gary Corporation		$880,515		$1,850,475
Mexichem Speciality Compounds	$585,798		$1,176,221
East Penn Manufacturing Inc.		332,024	751,150
Kohler Corporation		484,260	649,050	824,733
Plastatech	279,543
Polymer Products Corporation				430,073
Rubicon Minerals Corporation	328,057
	$1,193,398	$1,696,799	$2,576,421	$3,105,281
% of Total Revenues	39.60%	50.10%	40.80%	48.90%

Three Largest
Accounts Receivable	June 30, 2016	June 30, 2015
Kohler Corporation	$111,016	$166,109
GE Lighting (LPC)		$162,582
Polymer Products	104,498
Sanders Lead Company		161,172
Teck American, Inc.	126,569
	$342,083	$489,863
% of Total Receivables	46.15%	64.60%

11. Related Party Transactions:

During the three and six months ended June 30, 2016 and 2015, the Chairman of the audit committee and compensation committee received $9,000 and $18,000, respectively, for services performed.

During the three and six months ended June 30, 2016 and 2015, the Company paid $2,444 and $4,924, and $5,712 and $19,422, respectively, to John Lawrence, our President and Chief Executive Officer, as reimbursement for equipment used by the Company.

12. Income Taxes:

During the six months ended June 30, 2016, it was determined that, after utilization of the Company’s net operating loss carry forwards, an estimated tax liability of $12,000 was likely to be due. At June 30, 2016, and December 31, 2015, the Company determined that a valuation allowance equal to 100% of any deferred tax asset was appropriate as management of the Company could not determine that it was more likely than not that the Company will realize the benefit of a net deferred tax asset. The net effect is that the deferred tax asset as of December 31, 2015, was fully reserved.

 Management estimates the effective tax rate at 0% for the current year.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13. Stockholder’s Equity:

Issuance of Common Stock for Payable to Board of Directors

During the six months ended June 30, 2016, the Board of Directors was issued a total of 550,000 shares of common stock for $137,500 in directors’ fees that were payable at December 31, 2015. In addition, during the six months ended June 30, 2016, the Company accrued $75,000 in directors’ fees payable that will be paid in common stock.

During the six months ended June 30, 2015, the Board of Directors was issued a total of 183,825 shares of common stock for $125,000 in director’s fees that were payable at December 31, 2014. In addition, during the six months ended June 30, 2015, the Company accrued $75,000 in directors’ fees that was paid in common stock.

Issuance of Common Stock for Services

During the six months ended June 30, 2015, 5,000 shares were issued to for investor relation services totaling $2,950.

14. Business Segments:

The Company is currently organized by four segments which represent our operating units: United States antimony operations, Mexican antimony operations, precious metals recovery and United States zeolite operations.

The Madero smelter and Puerto Blanco mill at the Company’s Mexico operation brings antimony up to an intermediate stage, which can be sold directly or shipped to the United States operation for finishing and sales at the Thompson Falls, Montana plant. The precious metals recovery plant is operated in conjunction with the antimony processing plant at Thompson Falls, Montana. The Zeolite operation produces Zeolite near Preston, Idaho. Almost all of the sales of products from the United States antimony and Zeolite operations are to customers in the United States.

Disclosure of the activity relating to our precious metals recovery requires that it be reported as a separate business segment. The prior period comparative information has been reclassified to reflect this change.

Segment disclosure regarding sales to major customers is located in Note 10.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14. Business Segments, Continued:

Properties, plants
and equipment, net:	June 30, 2016	December 31, 2015
Antimony
United States	$1,753,001	$1,766,328
Mexico	12,297,268	12,539,805
Subtotal Antimony	14,050,269	14,306,133
Precious metals	390,650	171,074
Zeolite	1,508,317	1,553,126
Total	$15,949,236	$16,030,333

Total Assets:	June 30, 2016	December 31, 2015
Antimony
United States	$2,740,833	$2,505,189
Mexico	13,077,444	13,367,960
Subtotal Antimony	15,818,277	15,873,149
Precious metals	390,650	171,074
Zeolite	2,025,812	2,215,978
Total	$18,234,739	$18,260,201

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Capital expenditures:
Antimony
United States	$5,583	$-	$25,983	$-
Mexico	104,618	349,550	312,505	871,310
Subtotal Antimony	110,201	349,550	338,488	871,310
Zeolite	20,023	22,189	61,791	33,474
Total	$130,224	$371,739	$400,279	$904,784

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14. Business Segments, Continued:

Segment Operations for the three	Antimony	Antimony	Precious
months ended June 30, 2016	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$2,056,644		$141,495	$816,255	$3,014,394

Depreciation and amortization	24,900	138,950		49,600	213,450

Income (loss) from operations	974,565	(1,328,242)	141,495	104,056	(108,126)

Income tax expense	(12,000)				(12,000)

Other income (expense):	(8,454)	(24,505)		(3,585)	(36,544)

NET INCOME (LOSS)	$954,111	$(1,352,747)	$141,495	$100,471	$(156,670)

Segment Operations for the three	Antimony	Antimony	Precious
months ended June 30, 2015	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$2,732,756	$-	$73,636	$581,850	$3,388,242

Depreciation and amortization	14,500	151,875		56,000	222,375

Income (loss) from operations	984,754	(1,402,086)	73,636	155,530	(188,166)

Other income (expense):	(7,878)	(344)	-	(1,373)	(9,595)

NET INCOME (LOSS)	$976,876	$(1,402,430)	$73,636	$154,157	$(197,761)

PART I - FINANCIAL INFORMATION, CONTINUED:
United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14. Business Segments, Continued:

Segment Operations for the six	Antimony	Antimony	Precious
months ended June 30, 2016	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$4,595,977	$-	$324,343	$1,399,609	$6,319,929

Depreciation and amortization	40,400	295,100		106,600	442,100

Income (loss) from operations	1,858,762	(2,607,754)	324,343	134,266	(290,383)

Income tax expense	(12,000)				(12,000)

Other income (expense):	(14,430)	(24,505)		(3,958)	(42,893)

NET INCOME (LOSS)	$1,832,332	$(2,632,259)	$324,343	$130,308	$(345,276)

Segment Operations for the six	Antimony	Antimony	Precious
months ended June 30, 2015	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$4,972,515	$12,248	$196,301	$1,166,611	$6,347,675

Depreciation and amortization	29,650	300,750		112,000	442,400

Income (loss) from operations	2,795,708	(2,872,206)	196,301	137,671	257,474

Other income (expense):	(11,977)	(812)	-	(2,418)	(15,207)

NET INCOME (LOSS)	$2,783,731	$(2,873,018)	$196,301	$135,253	$242,267

PART I - FINANCIAL INFORMATION, CONTINUED:
United States Antimony Corporation and Subsidiaries

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

Results of Operations by Division

Antimony and Precious Metals	2nd Qtr	2nd Qtr	Six Months	Six Months
Combined USA and Mexico	2016	2015	2016	2015
Lbs of Antimony Metal USA	310,472	313,547	797,224	731,555
Lbs of Antimony Metal Mexico	422,330	359,338	848,419	463,286
Total Lbs of Antimony Metal Sold	732,802	672,885	1,645,643	1,194,841
Sales Price/Lb Metal	$2.81	$4.06	$2.79	$4.17
Net income (loss)/Lb Metal	$(0.35)	$(0.52)	$(0.29)	$0.09

Gross antimony revenue - net of discount	$2,056,644	$2,732,757	$4,595,976	$4,984,762
Precious metals revenue	141,495	73,636	324,343	196,301
Production and shipping costs	(1,815,761)	(2,489,893)	(4,020,588)	(4,397,341)
Mexico non-production costs	(151,612)	(254,161)	(337,337)	(627,061)
General and administrative - non-production	(338,268)	(307,616)	(744,900)	(701,498)
Gains on liability reduction	52,588	58,139	80,136	973,106
Net interest and gain on sale of asset	(26,378)	1,595	(25,714)	9,146
EBITDA	(81,292)	(185,543)	(128,084)	437,415
Income tax expense	(12,000)		(12,000)
Depreciation & amortization	(163,850)	(166,375)	(335,500)	(330,400)
Net income (loss) - antimony and precious metals	$(257,142)	$(351,918)	$(475,584)	$107,015

Zeolite
Tons sold	4,218	3,931	7,315	6,963
Sales Price/Ton	$193.52	$148.02	$191.33	$167.54
Net income /Ton	$23.82	$39.22	$17.81	$19.42

Gross zeolite revenue	$816,255	$581,850	$1,399,609	$1,166,611
Production costs, royalties, and shipping costs	(643,956)	(356,174)	(1,122,978)	(892,490)
General and administrative - non-production	(19,969)	(15,659)	(37,979)	(27,400)
Net interest	(2,258)	140	(1,744)	531
EBITDA	150,072	210,157	236,908	247,252
Depreciation	(49,600)	(56,000)	(106,600)	(112,000)
Net income (loss) - zeolite	$100,472	$154,157	$130,308	$135,252

Company-wide
Gross revenue	$3,014,394	$3,388,243	$6,319,928	$6,347,674
Production costs	(2,611,329)	(3,100,228)	(5,480,903)	(5,916,892)
General and administrative -non-production	(358,237)	(323,275)	(782,879)	(728,898)
Gains on liability reduction	52,588	58,139	80,136	973,106
Net interest and gain on sale of asset	(28,636)	1,735	(27,458)	9,677
EBITDA	68,780	24,614	108,824	684,667
Income tax expense	(12,000)		(12,000)
Depreciation & amortization	(213,450)	(222,375)	(442,100)	(442,400)
Net income (loss)	$(156,670)	$(197,761)	$(345,276)	$242,267

The Mexico non-production costs for the three and six months ending June 30, 2016, are primarily due to holding costs from inactivity at the Los Juarez and Wadley mines and the Puerto Blanco mill. The loss of production at the Madero smelter from metalurgical testing and experimenting with various production methods and formulas contributed to non-production costs during the first quarter of 2015.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Company-Wide

For the second quarter of 2016, we recognized a net loss of $156,670 (after depreciation and amortization of $213,450) on sales of $3,014,394, compared to a net loss of $197,761(after depreciation and amortization of $222,375) in the second quarter of 2015 on sales of $3,388,242. The profit for the first six months of 2015 was primarily due to a negotiated adjustment of $914,967 to the Company’s cost of raw materials. The gain from the price adjustment has been reported as other operating income in 2015. The loss in the second quarter of 2016 was primarily due to a decrease in the price of antimony, from $4.06 in Q2 of 2015 to $2.81 in Q2 of 2016, a decrease in the price of $1.25 per pound.

For the first six months of 2016, we reported a loss of $345,276 (after depreciation of $442,100). For the same period of 2015, we reported a profit of $242,267, primarily due to a negotiated adjustment of $914,967 to the Company’s cost of raw materials

For the second quarter of 2016, EBITDA was $68,780, compared to EBITDA of $24,614 for the same period of 2015.

For the second quarter of 2016, the non-operating general and administrative expenses were $270,514 compared to $281,360 for the same period of 2015.

The largest impediments to profitability have been the decline in the price of antimony from $8.11 per pound in April of 2011 to $2.27 per pound in January of 2016, a 72% decrease, and the “non-production costs” of $337,337 for the six months ended June 30, 2016, in Mexico. The sales price for antimony for the first six months of 2016 was the lowest it has been in 7 years. In the second quarter of 2016, the non-production costs were $151,612 and included the costs of mines and mills in Mexico that have been idle due to a lack of furnaces at the Madero smelter and the metallurgical problems with the Los Juarez ore.

The metallurgical problems with the Los Juarez ore have been solved, and we will process the ore presently in inventory as soon as we are permitted and can complete construction of our leach circuits at the Puerto Blanco mill. It appears that we may have reached the end of the price declines in antimony.

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

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Antimony

Our antimony sales were 732,802 pounds for Q2 of 2016, an increase of 59,917 pounds over the sales in Q2 of 2015, an increase of 8.9%.

Our revenues for Q2 of 2016 were less than our revenues in Q2 of 2015, primarily due to the decrease in the price of antimony. Gross antimony revenue net of discount was $2,056,644 for Q2 of 2016, down $676,113 (24.7%) from Q2 of 2015. The decrease in revenues was due to the decrease in the price of antimony metal from $4.06 during the second quarter of 2015 to $2.81 in the second quarter of 2016, a decrease of $1.25 per pound (30.8%).

The amount of metal sold from Mexico was approximately 422,000 pounds for the second quarter of 2016 compared to approximately 360,000 pounds sold for the second quarter of 2015. The increased sales from Mexico for Q2 of 2016 versus Q2 of 2015 was primarily because all furnaces at Madero were processing Australian concentrates in 2016, and the Madero smelter was in a transition phase from Mexico raw material to the Hillgrove raw material from Australia during Q1and Q2 of 2015. We anticipate continuing processing Australian concentrates through the end of 2016.

Our cost per pound of antimony production has fallen in Q2 of 2016 due to the following factors:

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

The cost of Mexican production in the first six months and the second quarter of 2016 included all the holding costs for Los Juarez, 80% of the holding costs for the Puerto Blanco mill, and the care and maintenance costs for Wadley and Guadalupe whose product could not be smelted due to lack of furnace capacity at Madero.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Precious Metals

For the first six months of 2016, USAC shipped $529,501 of gold and silver compared to $182,798 for the same period of 2015, an increase of 189.7%. This included gross revenue of $226,532 for Hillgrove gold, of which $205,158 was paid to Hillgrove, for a net precious metals revenue of $324,343 for the first six months of 2016.

The production of gold and silver from the Los Juarez deposit in Queretaro, Mexico is awaiting two leach circuit additions. The addition at Madero is completed, and the equipment is built and installed. It is expected to result in higher metallurgical recoveries of gold and silver from the flotation concentrates. The second addition will involve a cyanide leach circuit at the flotation mill at Puerto Blanco in Guanajuato to recover the remaining gold and silver from the floatation tailings. The application for this permit is in progress, and commencement of Los Juarez production could proceed during the second half of 2016. The Company does not claim any ore reserves for Los Juarez by definition of the S.E.C. standards.

For most of 2015, and until the end of the first quarter of 2016, the 15 SRFs at Madero have been used to process Australian concentrates and almost all of our Mexican production was put in inventory. The start up of the LRF during November of 2015 has allowed us to process most of the Hillgrove concentrates using that furnace, and starting in Q2 of 2016 our Mexican mine subsidiary started processing Mexican raw material sourced from owned or leased mines that is in inventory and is fully paid for.

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

The same process being used to recover the gold from the Hillgrove slag will be used to recover the precious metals from our Los Juarez ore.

Precious Metals Production:

Precious Metals Sales
Silver/Gold					Thru Qtr 2
Montana	2012	2013	2014	2015	2016
Ounces Gold Shipped (Au)	102.32	59.74	64.77	89.12	76.09
Ounces Silver Shipped (Ag)	20,237.70	22,042.46	29,480.22	30,420.75	29,219.25
Revenues	$647,554	$347,016	$461,083	$491,426	$302,969
Mexico
Ounces Gold Shipped (Au)		1.780
Ounces Silver Shipped (Ag)		1,053.240
Revenues		$22,690
Australian - Hillgrove
Ounces Gold Shipped (Au)					189.37
Revenues - Gross					$226,532
Revenues to Hillgrove					(205,158)
Revenues to USAC					$21,374

Total Revenues	$647,554	$369,706	$461,083	$491,426	$324,343

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

ZEOLITE

During Q2 of 2016, BRZ sold 4,218 tons of zeolite, an increase of 287 tons (7.3%) from the same period in 2015.

During the first six months of 2016, BRZ sold 7,315 tons of zeolite, an increase of 352 tons (5.10%) from the same period in 2015.

During Q2 of 2016, BRZ realized net income of $100,472 compared to a net income of $154,157 for Q1 of 2015, a decrease of $53,685.

Other Items:

1.
Our net loss for the second quarter of 2016 was $156,670, after non-cash expenses of $213,450 for depreciation and amortization, and $37,500 for directors’ compensation to be paid in stock.

2.
 USAC’s precious metals net revenue in the first six months of 2016 was $324,343 which was equivalent to approximately $0.20 per pound of antimony sold.

3.
During the first six months of 2016, the board of directors’ were issued shares of common stock with a value of $137,500 for their services in 2015, and an accrual of $75,000 for compensation to board members through June 30, 2016, was recorded.

Los Juarez

    Our Los Juarez property in Queretaro, Mexico exposes mineralization for approximately 3.5 kilometers and for widths up to 1 kilometer. Previously, the deposit had been reported as a layered deposit (manto) up to 6 meters thick with silver and antimony. The property has been abandoned by major mining companies unable to solve the metallurgical problems. After 11 years and many millions of dollars, USAC has reported that:

1.
The property is predominantly a gold property with substantial credits in silver and minor credits in antimony.
2.
The property is not a manto deposit but a series of deep- seated silica- rich pipes that carry the mineralization vertically for many meters and has not been fully delineated along strike and at depth.
3.
The Company has pilot tested every aspect of the project including the mining, milling, and smelting, and believes it has solved the metallurgical problems to produce a gold-silver-antimony concentrate. The Company will bring its Puerto Blanco100 ton per day pilot mill on stream after permitting a cyanide leach plant at Puerto Blanco. The leach plant at our Madero smelter is permitted, and is completed.
4.
We claim no reserves for the mining property at Los Juarez per SEC rules.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Financial Position

Financial Condition and Liquidity
	June 30, 2016	June 30, 2015
Current Assets	$2,176,971	$3,982,004
Current liabilities	(2,936,312)	(3,243,915)
Net Working Capital	$(759,341)	$738,089

Cash provided (used) by operations	$351,165	$(145,712)
Cash used for capital outlay	(361,003)	(894,159)
Cash provided (used) by financing:
Proceeds from notes payable to bank	26,506	97,297
Payment of notes payable to bank	(30,673)	-
Principal paid on long-term debt	(36,596)	(31,738)
Proceeds from Hillgrove	-	919,639
Other	-	5,115
Net change in cash	$(50,601)	$(49,558)

Our net working capital decreased by approximately $466,000 from December 31, 2015. Our cash decreased by approximately $50,000 during the same period. The decrease in our net working capital was primarily due to an increase in the current portion of long-term debt, and expenditures of approximately $371,000 for capital outlay. We have estimated commitments for construction and improvements, including the final expenditures to finish building and installing the Hillgrove furnaces and equipment at Madero, Mexico, of approximately $150,000 over the next twelve months. The cash for the Hillgrove capital improvements will come from the expected refund of IVA taxes presently deposited with the Mexican tax authorities, and from our internally generated sources. We believe that with our current cash balance, along with the future cash flow from operations, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months. We have lines of credit of $202,000 which have been drawn down by $126,505 at June 30, 2016.

ITEM 3.

None

PART I - FINANCIAL INFORMATION, CONTINUED:

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2016. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended June 30, 2016.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On October 21, 2015 United States Antimony Corporation filed a complaint against Herbert A. Denton and Providence Capital, Inc., in the United States District Court for the District of Montana, Missoula Division, alleging the following: (i) noncompliance, violation and breach of a Consulting Agreement, Settlement Agreement and Supplemental Settlement Agreement, (ii) communications with shareholders of United States Antimony Corporation, by Mr. Denton and Providence Capital, Inc., and solicitation of proxies from shareholders, in violation of reporting and disclosure requirements of federal securities laws. As of the date of this report, this lawsuit has been settled in our favor.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

/s/ John C. Lawrence	Date: August 15, 2016
John C. Lawrence, Director and President
(Principal Executive)

/s/ Daniel L. Parks	Date: August 15, 2016
Daniel L. Parks, Chief Financial Officer

/s/ Alicia Hill	Date: August 15, 2016
Alicia Hill, Controller