Form 10-Q
period 2016-09-30
UNITED STATES ANTIMONY CORP
filed 2016-11-14
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

At November 14, 2016, the registrant had outstanding 66,866,278 shares of par value $0.01 common stock.

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

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED SEPTEMBER 30, 2016
(UNAUDITED)

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)	1-14

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	15-20

Item 3: Quantitative and Qualitative Disclosure about Market Risk	20

Item 4: Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	22

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3: Defaults upon Senior Securities	22

Item 4: Mine Safety Disclosures	22

Item 5: Other Information	22

Item 6: Exhibits and Reports on Form 8-K	22

SIGNATURE	23

CERTIFICATIONS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

ASSETS
	(Unaudited)
	September 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$43,318	$133,543
Certificates of deposit	251,641	250,414
Accounts receivable, net of $4,031 allowance for doubtful accounts	520,117	422,673
Inventories (Note 3)	738,118	1,094,238
Other current assets	164,684	235,458
Total current assets	1,717,878	2,136,326

Properties, plants and equipment, net	15,879,575	16,030,333
Restricted cash for reclamation bonds	76,014	76,012
Other assets	32,520	17,530
Total assets	$17,705,987	$18,260,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,658,225	$1,629,972
Due to factor	132,893	13,782
Accrued payroll, taxes and interest	225,462	221,446
Other accrued liabilities	184,434	141,545
Payables to related parties	42,676	32,396
Deferred revenue	78,730	78,730
Notes payable to bank	100,000	130,672
Foreign income tax payable (Note 12)	423,490	-
Long-term debt, current portion, net of discount	368,563	181,287
Total current liabilities	3,214,473	2,429,830

Long-term debt, net of discount and current portion	1,514,318	1,717,745
Hillgrove advances payable (Note 9)	1,145,158	1,254,846
Common stock payable to directors for services	112,500	137,500
Asset retirement obligations and accrued reclamation costs	264,418	260,327
Total liabilities	6,250,867	5,800,248
Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $909,375 and $907,500
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,014,692 and $4,879,029
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
66,866,278 and 66,316,278 shares issued and outstanding, respectively	668,662	663,162
Additional paid-in capital	36,022,733	35,890,733
Accumulated deficit	(25,263,063)	(24,120,730)
Total stockholders' equity	11,455,120	12,459,953
Total liabilities and stockholders' equity	$17,705,987	$18,260,201

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

REVENUES	$2,846,699	$3,505,452	$9,166,628	$9,853,127

COST OF REVENUES	2,888,660	(3,273,324)	8,811,663	(9,632,616)

GROSS PROFIT (LOSS)	(41,961)	232,128	354,965	220,511

OPERATING EXPENSES:
General and administrative	309,832	353,285	850,255	920,128
Professional fees	29,004	45,947	252,469	188,319
Hillgrove advance - earned credit (Note 9)	(32,813)	(43,388)	(109,392)	(101,527)
Gain on liability adjustment (Note 3)	-	-	-	(914,967)
Gain on sale of assets	-	-	-	(5,200)
TOTAL OPERATING EXPENSES	306,023	355,844	993,332	86,753

INCOME (LOSS) FROM OPERATIONS	(347,984)	(123,716)	(638,367)	133,758

OTHER INCOME (EXPENSE):
Interest income	19	2,059	1,421	6,535
Interest expense	(28,343)	-	(57,203)	-
Factoring expense	(9,259)	(14,233)	(24,694)	(33,917)
TOTAL OTHER INCOME (EXPENSE)	(37,583)	(12,174)	(80,476)	(27,382)

INCOME (LOSS) BEFORE INCOME TAXES	(385,567)	(135,890)	(718,843)	106,376

Provision for income tax (Note 12)	(411,490)	-	(423,490)	-

NET INCOME (LOSS)	(797,057)	(135,890)	(1,142,333)	106,376
Preferred dividends	(12,162)	(12,162)	(36,487)	(36,487)

Net income (loss) available to common stockholders	$(809,219)	$(148,052)	$(1,178,820)	$69,889

Net income (loss) per share of common stock:
Basic	$(0.01)	$ Nil	$(0.02)	$ Nil
Diluted	$(0.01)	$ Nil	$(0.02)	$ Nil

Weighted average shares outstanding:
Basic	66,866,278	66,248,887	66,687,981	66,170,495
Diluted	66,866,278	66,248,887	66,687,981	66,333,689

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	September 30, 2016	September 30, 2015
Cash Flows From Operating Activities:
Net income (loss)	$(1,142,333)	$106,376
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization expense	652,375	664,775
Gain on sale of asset	-	(5,200)
Write off of uncollectible other asset	-	18,668
Hillgrove deferred revenue	(109,392)	(101,527)
Amortization of loan discount	73,058	-
Gain on liability adjustment	-	(914,967)
Accretion of asset retirement obligation	4,091	3,853
Common stock issued for services	-	57,950
Common stock issued for director fees	112,500	112,500
Change in:
Accounts receivable, net	(97,444)	(302,770)
Inventories	356,120	(776,489)
Other current assets	70,774	(291,060)
Other assets	(14,990)	63,722
Accounts payable	26,728	1,109,674
Accrued payroll, taxes and interest	4,016	2,047
Other accrued liabilities	42,889	34,147
Foreign income tax payable	423,490	-
Deferred revenue	-	198,283
Payables to related parties	10,280	26,585
Net cash provided by operating activities	412,162	6,567

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(459,969)	(1,349,234)
Proceeds from sale of assets	-	5,200
Net cash used by investing activities	(459,969)	(1,344,034)

Cash Flows From Financing Activities:
Net proceeds from (payments to) factor	119,111	259,575
Net proceeds from sale of common stock and exercise of warrants	-	120,000
Proceeds from note payable to bank (see Note 7)	-	92,502
Proceeds from Hillgrove	-	1,014,412
Principal paid notes payable to bank (see Note 7)	(30,672)	-
Principal payments on long-term debt	(130,857)	(69,381)
Net cash provided (used) by financing activities	(42,418)	1,417,108

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(90,225)	79,641
Cash and cash equivalents at beginning of period	133,543	123,683
Cash and cash equivalents at end of period	$43,318	$203,324

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Properties, plants and equipment acquired with long-term debt	$41,648	$1,076,348
Properties, plants and equipment with accrued liability		$36,619
Common stock issued to directors	$137,500	$125,000

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended September 30, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

Certain consolidated financial statement amounts for the three and nine month periods ended June 30, 2015, have been reclassified to conform to the 2016 presentation.  These reclassifications had no effect on the net income (loss) or cash flows or accumulated deficit as previously reported.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

During the nine months ended September 30, 2016 and 2015, the Company incurred interest expense of $96,479 and $25,295, respectively, of which $39,276, and $25,113, respectively, has been capitalized as part of the cost of construction projects in Mexico.

2.    Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock.  Warrants equal to common stock equivalents of 169,872 shares have been added to the weighted average shares of outstanding common stock of 66,130,650 at September 30, 2015, to determine the diluted income per share for the nine months ended September 30, 2015.  Management has determined that the calculation of diluted earnings per share for the nine months ended September 30, 2016, is not applicable since any additions to outstanding shares related to common stock equivalents would be anti-dilutive.

As of September 30, 2016 and 2015, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	September 30, 2016	September 30, 2015
Warrants	250,000	-
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,001,005	1,751,005

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

3.   Inventories:

Inventories at September 30, 2016 and December 31, 2015, consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at September 30, 2016 and December 31, 2015, is as follows:

	September 30, 2016	December 31, 2015
Antimony Metal	$60,491	$102,207
Antimony Oxide	253,110	332,068
Antimony Concentrates	48,785	133,954
Antimony Ore	151,841	319,631
Total antimony	514,227	887,860
Zeolite	223,891	206,378
	$738,118	$1,094,238

During the first quarter of 2015 the Company discovered it had been overcharged for raw material purchases from a vendor.  The Company brought the matter to the vendor’s attention and received a $914,967 credit to accounts payable due the vendor that was recorded as a gain on liability adjustment during the nine months ended September 30, 2015.

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

Accounts Receivble	September 30, 2016	December 31, 2015
Accounts receivable - non factored	$391,255	$412,922
Accounts receivable - factored with recourse	132,893	13,782
less allowance for doubtful accounts	(4,031)	(4,031)
Accounts receivable - net	$520,117	$422,673

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

The Agreements with Guadalupe (Grupo Roga) granted the Company an option to purchase the concessions outright for $2,000,000.  On September 29, 2015, the Company notified the owners of Guadalupe that it was exercising the option to purchase the Guadalupe property. The option exercise agreement allowed the Company to apply all amounts previously due the Company by Grupo Roga of $586,892 to the purchase price consideration, resulting in a net obligation for the purchase of the Guadalupe mine of $1,413,107. The Company is obligated to make annual payments that vary from $60,000 to $149,077 annually through 2026.  The debt payments are non-interest bearing. The Company recorded $972,722 as the cost of the concessions and the debt payable equal to total payments due of $1,413,107 less a discount of $440,385.  The discount is being amortized to interest expense using the effective interest method over the life of the debt.  During the nine months ended September 30, 2016, the Company made $45,000 in payments toward this debt and amortized $43,735 of discount as interest expense.   The net balance of the debt at September 30, 2016 was $971,085.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6.    Commitments and Contingencies:

In 2005, Antimonio de Mexico S.A. de C.V. (“AM”) signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for annual payments.  Total payments will not exceed $1,430,344, reduced by taxes paid.  During the year ended December 31, 2015, and the nine months ended September 30, 2016, $100,000 and $67,608, respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies.  At March 31, 2016, a final payment of $11,739 was made.

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico.  The lease calls for a mandatory term of one year and, as of September 30, 2016, requires payments of $10,000 plus a tax of $1,600, per month.  The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms.   The lease was renewed in June of 2016.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”).  As of September 30, 2016, and December 31, 2015, respectively, the Company had no liabilities due to MSHA.

During the first quarter of 2015, the Company discovered that we did not have IMMEX certification and that the Company would be required to obtain it.  Without the IMMEX certification, the Company was required to pay the national sales tax of 16% on all items that the Company imports into Mexico, including capital items and the concentrates from Hillgrove of Australia.  IMMEX requires that the Company export a minimum of 60% of everything that is imported into Mexico.  The Company has met this requirement at this time.  At September 30, 2016, and December 31, 2015, the Company had approximately $146,500 and $167,000, respectively, included in other current assets, on deposit with the Mexican tax authorities. The Company believes that this will either ultimately be refunded, or applied to reduce other tax liabilities.

In prior years, the Company utilized Providence Capital, Inc., a Delaware corporation (“Providence”), and Herbert   A. Denton to provide investor relations services.  On April 1, 2015, we entered into an agreement with Providence to provide us services as our Investor Relations Representative.  We terminated this agreement in May 2015, and signed a Settlement Agreement dated July 27, 2015, and a Supplemental Settlement Agreement dated August 1, 2015.  These agreements provided for a payment to Mr. Denton of 100,000 shares of the Company’s common stock and $25,000 to be paid in five equal installments. On August 31, 2015, we issued 100,000 shares of common stock valued at $0.55 per share or $55,000 to Mr. Denton.  On October 12, 2015, we served Mr. Denton with a notice of material breach of the termination agreements and suspended the remaining payments of $15,000. We have subsequently filed an action in federal court to force Mr. Denton to comply with the terms of the termination agreements and for damages related to his non-compliance.  Subsequent to the Company’s filing, Mr. Denton filed a counterclaim against the Company seeking an award for damages for breach of contract, conversion, defamation of character, failure to exercise business judgement and intentional infliction of emotional duress and damage to reputation. During the second quarter 2016, the Company settled with Mr. Denton with a payment of $10,000.   All claims and counterclaims have been dismissed.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

7.    Notes Payable to Bank:

 At September 30, 2016 and December 31, 2015, the Company had the following notes payable to the bank:

	September 30, 2016	December 31, 2015

Promissory note payable to First Security Bank of Missoula,
bearing interest at 5.0%, maturing February 27, 2017,
payable on demand, collateralized by a lien on Certificate of
Deposit number 48614	$0	$36,881

Promissory note payable to First Security Bank of Missoula,
bearing interest at 5.0%, maturing February 27, 2017,
payable on demand, collateralized by a lien on Certificate of
Deposit number 48615	100,000	93,791
Total notes payable to bank	$100,000	$130,672

These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors.

8.    Long – Term Debt:

Long-Term debt at September 30, 2016, and December 31, 2015, is as follows:	September 30,	December 31,
	2016	2015
Note payable to First Security Bank, bearing interest at 6%;
payable in monthly installments of $917; maturing
September 2018; collateralized by equipment.	$20,700	$27,845
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $1,300; maturing
August 2019; collateralized by equipment.	41,647
Note payable to Wells Fargo Bank, bearing interest at 4%;
payable in monthly installments of $477; maturing
December 2016; collateralized by equipment.	1,865	5,399
Note payable toDe Lage Landen Financial Services,
bearing interest at 5.30%; payable in monthly installments of $549;
maturing March 2016; collateralized by equipment.		2,171
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	21,766	27,587
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing December 2019; collateralized by equipment.	24,115	29,300
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	14,146	14,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2019, net of discount.	787,557	820,272
Obligation payable for Guadalupe Mine, non-interest bearing,
annual payments from $60,000 to $149,078 through 2026, net of discount.	971,085	972,312
	1,882,881	1,899,032
Less current portion	(368,563)	(181,287)
Long-term portion	$1,514,318	$1,717,745

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8.    Long – Term Debt, Continued:

At September 30, 2016, principal payments on debt are due as follows:

Year Ending June 30,
2017	$368,563
2018	236,822
2019	304,169
2020	217,748
2021	128,742
2022	111,467
2023	118,155
2024	125,244
2025	132,759
2026	139,212
$1,882,881

9.    Hillgrove Advances Payable

On November 7, 2014, the Company entered into a loan and processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) by which Hillgrove will advance the Company funds to be used to expand their smelter in Madero, Mexico, and in Thompson Falls, Montana, so that they may process antimony and gold concentrates produced by Hillgroveís mine in Australia. The agreement requires that the Company construct equipment so that it can process approximately 200 metric tons of concentrate per month, with a provision so that the Company may expand to process more than that. The parties agreed that the equipment will be owned by USAC and USAMSA. The final terms of when the repayment takes place have not yet been agreed on. The agreement called for the Company to sell the final product for Hillgrove, and Hillgrove to have approval rights of the customers for their products. The agreement allows the Company to recover its operating costs as approved by Hillgrove, and to charge a 7.5% processing fee and a 2.0% sales commission. The initial term of the agreement was five years, and that agreement was amended later to be eight years; however, Hillgrove may suspend or terminate the agreement at its discretion. The Company may terminate the agreement and begin using the furnaces for their own production if Hillgrove fails to recommence shipments within 365 days of a suspension notice. If a stop notice is issued between one year and two years, there is a formula to prorate the repayment amount from 50% to 81.25%. If a stop order is issued after two years, the repayment obligation is 81.25% of the funds advanced at that point. At December 31, 2015, management determined that it is likely that the Company's repayment obligation will be 81.25% of the total amounts advanced. As of September 30, 2016, Hillgrove had advanced the Company approximately $1.4 million. Of this amount, $262,500 was recorded as deferred earned credit and is being recognized ratably through the period ending November 7, 2016 which is when the 81.25% repayment terms of the agreement is applicable. During the nine months ended September 30, 2016 and 2015, $109,392 and $58,139, respectively, of the deferred earned credit was recognized with $10,937 to be recognized in the remainder of 2016. At September 30, 2016, the amount due to Hillgrove for advances was $1,134,221 which is approximately 81.25% of the total amount advanced.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

10.  Concentrations of Risk:

	For the Three Months Ended		For the Nine Months Ended
Sales to Three	September 30,	September 30,	September 30,	September 30,
Largest Customers	2016	2015	2016	2015
Alpha Gary Corporation		$691,363		$2,541,838
Mexichem Specialty Compounds Inc.	414,157		1,524,253
Kohler Corporation	362,770	637,838	972,083	1,462,570
East Penn Corporation	245,514	631,277	965,564	963,301
	$1,022,441	$1,960,478	$3,461,900	$4,967,709
% of Total Revenues	36.00%	54.90%	37.80%	45.60%

Three Largest
Accounts Receivable	September 30, 2016	December 31, 2015
Kohler Corporation	$133,705	$-
EaRTH Innovations Inc.	$33,150
Wildfire Construction		43,327
Teck American, Inc.		80,946
Gopher Resources		141,570
East Penn Corporation	135,828	-
	$302,683	$265,843
% of Total Receivables	58.20%	62.90%

11.  Related Party Transactions:

During the three and nine months ended September 30, 2016 and 2015, the Chairman of the audit and compensation committee received $9,000 and $27,000, respectively, for services performed.

During the three and nine months ended September 30, 2016 and 2015, the Company paid $6,387 and $9,443, and $12,099 and $28,865, respectively, to John Lawrence, our President and Chief Executive Officer, as reimbursement for equipment used by the Company.

12.  Income Taxes:

United States

During the nine months ended September 30, 2016, it was determined that, after utilization of the Company’s net operating loss carry forwards, a tax liability of $12,979 was due for income taxes in the United States.

Management estimates the effective tax rate in the United States at 0% for the current year.

Mexico

On October 25, 2016, the national tax authority (“SAT”) in Mexico notified us that they had completed its audit of our 2013 tax filing and have determined that we owe $781,947 in income taxes and penalties.  We are required to respond to SAT of our intentions by December 6, 2016.    We plan to enter into negotiation with the authorities and have engaged legal and tax counsel in Mexico to guide us through our options.   Based on preliminary discussions, we believe that it is probable that we will pay at least some type of assessment and have determined a most likely estimate of our ultimate liability will be $410,510.   Accordingly, we have recorded a tax provision and a corresponding liability for this amount as of September 30, 2016.   We hope to be able to pay the amount over a period of 24 months.   At this time, however, there can be no assurance as to whether SAT will accept this settlement and we may need to pay the entire assessed amount.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

12.  Income Taxes, Continued:

We anticipate that our assessment can be partially settled by applying our IVA tax (a national sales type tax) refund against the settlement amount.  At September 30, 2016, we have approximately $140,000 of IVA tax on deposit with the SAT which is currently a current asset as of September 30, 2016.

The assessment relates to our 2013 tax filing in Mexico.   SAT has not notified us whether other tax filings for the year 2011, 2012, 2014 or 2015 will also be examined.   We could be assessed additional amounts if this occurs.     Because of taxable operating losses in early years and the potential for offset of operating income in later years, management has not yet determined the impact of these open years as of September 30, 2016 and has not recorded any liability that may result if there are additional audits by SAT.    Management will continue to assess the situation.

13.  Stockholder’s Equity:

Issuance of Common Stock for Payable to Board of Directors

During the nine months ended September 30, 2016, the Board of Directors was issued a total of 550,000 shares of common stock for $137,500 in directors’ fees that were payable at December 31, 2015.  In addition, during the nine months ended September 30, 2016, the Company accrued $112,500 in directors’ fees payable that will be paid in common stock.

During the nine months ended September  30,  2015, the Board of Directors was issued a total of 183,825 shares of common stock for $125,000 in director’s fees that were payable at December 31, 2014.  In addition, during the nine months ended September 30, 2015, the Company accrued $112,500 in directors’ fees that was paid in common stock.

Issuance of Common Stock for Services

During the nine  months ended September 30, 2015, 105,000 shares were issued to for investor relation services totaling $57,950.

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

Segment disclosure regarding sales to major customers is located in Note 10.

Properties, plants
and equipment, net:	September 30, 2016	December 31, 2015
Antimony
United States	$1,732,997	$1,766,328
Mexico	12,159,308	12,539,805
Subtotal Antimony	13,892,305	14,306,133
Precious metals	471,069	171,074
Zeolite	1,516,201	1,553,126
Total	$15,879,575	$16,030,333

Total Assets:	September 30, 2016	December 31, 2015
Antimony
United States	$2,442,746	$2,505,189
Mexico	12,731,914	13,367,960
Subtotal Antimony	15,174,660	15,873,149
Precious metals	471,069	171,074
Zeolite	2,060,258	2,215,978
Total	$17,705,987	$18,260,201

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Capital expenditures:
Antimony
United States	$7,308	$31,802	$33,291	$31,802
Mexico	104,626	2,008,945	417,131	2,869,629
Subtotal Antimony	111,934	2,040,747	450,422	2,901,431
Zeolite	61,284	101,895	123,075	135,369
Total	$173,218	$2,142,642	$573,497	$3,036,800

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.  Business Segments, Continued:

Segment Operations for the three	Antimony	Antimony	Precious
months ended September 30, 2016	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$2,025,755		$240,238	$577,149	$2,843,142

Depreciation and amortization	20,000	136,875		53,400	210,275

Income (loss) from operations	723,627	(1,421,013)	240,238	109,163	(347,985)

Income tax expense	(411,490)				(411,490)

Other income (expense):	(9,406)	(24,617)		(3,559)	(37,582)

NET INCOME (LOSS)	$302,731	$(1,445,630)	$240,238	$105,605	$(797,057)

Segment Operations for the three	Antimony	Antimony	Precious
months ended September 30, 2015	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$2,741,846	$-	$169,087	$613,508	$3,524,441

Depreciation and amortization	14,500	151,875		56,000	222,375

Income (loss) from operations	1,252,016	(1,318,887)	169,087	148,902	251,118

Other income (expense):	(363,269)	(6,895)	-	(16,844)	(387,008)

NET INCOME (LOSS)	$888,747	$(1,325,782)	$169,087	$132,058	$(135,890)

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.  Business Segments, Continued:

Segment Operations for the nine	Antimony	Antimony	Precious
months ended September 30, 2016	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$6,621,732	$3,557	$564,581	$1,976,758	$9,166,628

Depreciation and amortization	60,400	431,975		160,000	652,375

Income (loss) from operations	2,582,390	(4,028,767)	564,581	243,429	(638,367)

Income tax expense	(423,490)				(423,490)

Other income (expense):	(23,837)	(49,122)		(7,517)	(80,476)

NET INCOME (LOSS)	$2,135,063	$(4,077,889)	$564,581	$235,912	$(1,142,333)

Segment Operations for the nine	Antimony	Antimony	Precious
months ended September 30, 2015	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$7,695,372	$12,248	$365,388	$1,780,119	$9,853,127

Depreciation and amortization	44,150	452,625		168,000	664,775

Income (loss) from operations	3,732,820	(4,188,719)	365,388	311,023	220,512

Other income (expense):	(60,341)	(10,081)	-	(43,714)	(114,136)

NET INCOME (LOSS)	$3,672,479	$(4,198,800)	$365,388	$267,309	$106,376

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

Results of Operations by Division

Antimony and Precious Metals	3rd Qtr	3rd Qtr	Nine Months	Nine Months
Combined USA and Mexico	2016	2015	2016	2015
Lbs of Antimony Metal USA	247,505	329,563	1,027,501	1,061,115
Lbs of Antimony Metal Mexico	411,410	345,468	1,277,058	808,754
Total Lbs of Antimony Metal Sold	658,915	675,031	2,304,559	1,869,869
Sales Price/Lb Metal	$3.07	$4.06	$2.87	$4.12
Net income (loss)/Lb Metal	$(1.37)	$(0.40)	$(0.60)	$(0.09)

Gross antimony revenue - net of discount	$2,025,755	$2,741,846	$6,625,289	$7,707,620
Precious metals revenue	240,238	169,087	564,581	365,388
Production and shipping costs	(2,135,052)	(2,431,018)	(6,135,067)	(6,992,229)
Mexico non-production costs	(156,489)	(211,324)	(514,400)	(674,516)
General and administrative - non-production	(315,361)	(396,840)	(1,060,261)	(1,098,337)
Other miscellaneous income	32,813	43,388	109,392	1,035,483
Net interest and gain on sale of asset	(26,200)	(16,712)	(51,914)	(7,567)
EBITDA	(334,296)	(101,573)	(462,380)	$335,842
Income tax expense	(411,490)		(423,490)
Depreciation & amortization	(156,875)	(166,375)	(492,375)	(496,775)
Net income (loss) - antimony and precious metals	$(902,661)	$(267,948)	$(1,378,245)	$(160,933)

Zeolite
Tons sold	3,375	3,528	10,690	10,491
Sales Price/Ton	$171.01	$173.90	$184.92	$169.68
Net income /Ton	$31.29	$37.43	$22.07	$25.48

Gross zeolite revenue	$577,150	$613,508	$1,976,759	$1,780,119
Production costs, royalties, and shipping costs	(386,844)	(408,606)	(1,509,822)	(1,301,096)
General and administrative - non-production	(29,178)	(16,946)	(67,157)	(44,347)
Net interest	(2,124)	102	(3,868)	633
EBITDA	159,004	188,058	395,912	435,309
Depreciation	(53,400)	(56,000)	(160,000)	(168,000)
Net income - zeolite	$105,604	$132,058	$235,912	$267,309

Company-wide
Gross revenue	$2,846,699	$3,524,441	$9,166,628	$9,853,127
Production costs, royalties, and shipping costs	(2,681,941)	(3,050,948)	(8,159,288)	(8,967,841)
General and administrative -non-production	(344,539)	(413,786)	(1,127,418)	(1,142,684)
Other miscellaneous income	32,813	43,388	109,392	1,035,483
Net interest and gain on sale of asset	(28,324)	(16,610)	(55,782)	(6,934)
EBITDA	(175,292)	86,485	(66,468)	771,151
Income tax expense	(411,490)		(423,490)
Depreciation & amortization	(210,275)	(222,375)	(652,375)	(664,775)
Net income (loss)	$(797,057)	$(135,890)	$(1,142,333)	$106,376

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.       Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Antimony

Our antimony sales were 658,915 pounds for Q3 of 2016, a decrease of 16,116 pounds (8.9%) from sales of 675,031pounds in Q3 of 2015.

Our revenues for Q3 of 2016 were less than our revenues in Q3 of 2015, primarily due to the decrease in the price of antimony.  Gross antimony revenue net of discount was $2,025,755 for Q3 of 2016, down $716,091 (26.1%) from Q3 of 2015.  The decrease in revenues was due to the decrease in the price of antimony metal from $4.06 during the third quarter of 2015 to $3.07 in the third quarter of 2016, a decrease of $0.99 per pound (24.4%).

The amount of metal sold from Mexico was approximately 411,000 pounds for the third quarter of 2016 compared to approximately 345,000 pounds sold for the third quarter of 2015.  The increased sales from Mexico for Q3 of 2016 versus Q3 of 2015 was primarily because all furnaces at Madero were processing Australian concentrates in 2016, and the Madero smelter was in a transition phase from Mexico raw material to the Hillgrove raw material from Australia during 2015.  We anticipate continuing processing Australian concentrates through the end of 2016.

Our cost per pound of antimony production has fallen in 2016 compared to 2105 due to the following factors:
1.
The cost of raw materials has dropped significantly because the price is indexed to the sale price
2.
Realized savings from natural gas instead of more expensive propane in Mexico
3.
Sharply reduced propane costs in Montana
4.
Lower costs of operating in Mexico

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

Precious Metals

For the first nine months of 2016, USAC shipped $914,837 of gold and silver compared to $365,388 for the same period of 2015, an increase of 163%.  This included gross revenue of $414,312 for Hillgrove gold, of which $350,256 was paid to Hillgrove, for a net precious metals revenue of $564,581 for the first nine months of 2016.

The production of gold and silver from the Los Juarez deposit in Queretaro, Mexico is awaiting two leach circuit additions. The addition at Madero is completed, and the equipment is built and installed. It is expected to result in higher metallurgical recoveries of gold and silver from the flotation concentrates.  The second addition will involve a cyanide leach circuit at the flotation mill at Puerto Blanco in Guanajuato to recover the remaining gold and silver from the floatation tailings. The application for this permit is in progress, and commencement of Los Juarez production could proceed during the second half of 2017. The Company does not claim any ore reserves for Los Juarez by definition of the SEC standards.

 PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

We have vast experience mining and processing precious metals and we believe that we are ready to embark on a very substantial mining program at Los Juarez, Coahuila, Mexico.

For most of 2015, and until the end of the first quarter of 2016, the 15 small rotating furnaces at Madero have been used to process Australian concentrates and almost all of our Mexican production was put in inventory.  The start up of the large rotating furnace during November of 2015 has allowed us to process most of the Hillgrove concentrates using that furnace, and starting in Q2 of 2016 our Mexican mine subsidiary started processing Mexican raw material sourced from leased mines.

The Australian concentrates contain gold in the slag remaining after the concentrates have been processed.  We are presently processing this slag and recovering a gold dore (a mix of precious metals).   At this time, the gold dore is taken to a third party refiner, and we receive a processing fee and a 7.5% sales commission on the recovered precious metals value.

The same process being used to recover the gold from the Hillgrove slag will be used to recover the precious metals from our Los Juarez ore.

Precious Metals Production:

Precious Metals Sales
Silver/Gold					Thru Qtr 3
Montana	2012	2013	2014	2015	2016
Ounces Gold Shipped (Au)	102.32	59.74	64.77	89.12	108.20
Ounces Silver Shipped (Ag)	20,237.70	22,042.46	29,480.22	30,420.75	41,258.08
Revenues	$647,554	$347,016	$461,083	$491,426	$501,611
Mexico
Ounces Gold Shipped (Au)		1.780
Ounces Silver Shipped (Ag)		1,053.240
Revenues		$22,690
Australian - Hillgrove
Ounces Gold Shipped (Au)					337.00
Revenues - Gross					$414,312
Revenues to Hillgrove					(350,256)
Revenues to USAC					$62,970

Total Revenues	$647,554	$369,706	$461,083	$491,426	$564,581

ZEOLITE

During Q3 of 2016, BRZ sold 3,375 tons of zeolite, a decrease of 153 tons (4.3%) from the same period in 2015.

During the first nine months of 2016, BRZ sold 7,315 tons of zeolite, an increase of 199 tons (1.9%) from the same period in 2015.

During Q3 of 2016, BRZ realized net income of $105,604 compared to a net income of $132,058 for Q3 of 2015, a decrease of $26,454.

BRZ realized a net income of $235,912 for the first nine months of 2016 compared to $267,309 for the same period of 2015.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

For BRZ, EBITDA was $395,912 for the first nine months of 2016 compared to $435,309 for the same period in 2015.

BRZ has embarked on a sales program with field representatives that have years of experience in the agricultural field, which has resulted in new orders.  We believe that this is the most cost effective and fastest way to increase revenues and profits for BRZ.

Company-Wide

For the third quarter of 2016, we recognized a net loss of $385,567 on sales of $2,846,699, compared to a net loss of $135,890 in the third quarter of 2015 on sales of $3,505,452. The profit of $106,376 for the first nine months of 2015 was primarily due to a negotiated adjustment of $914,967 to the Company’s cost of raw materials. The gain from the price adjustment has been reported as other operating income in 2015.  The loss in the third quarter of 2016 was primarily due to a decrease in the price of antimony, from $4.06 in Q2 of 2015 to $3.07 in Q3 of 2016, a decrease in the price of $0.99 per pound.  Although the 2016 prices are the lowest they have been in 7 years, our average sale price of $3.07 for Q3 of 2016 was an increase of $0.26 over the average sales price of $2.81 for Q2 of 2016.

For the first nine months of 2016, we reported a net loss of $1,142,333.  For the same period of 2015, we reported a net income of $106,376, primarily due to a negotiated adjustment of $914,967 to the Company’s cost of raw materials

 For the third quarter of 2016, EBITDA was a negative $175,292, compared to EBITDA of $86,485 for the same period of 2015.

For the third quarter of 2016, the non-operating general and administrative expenses were $344,539 compared to $413,786 for the same period of 2015.

The largest impediments to profitability have been the decline in the price of antimony from $8.11 per pound in April of 2011 to $2.27 per pound in January of 2016, a 72% decrease, and “non-production costs” in Mexico of $514,400 for the nine months ended September 30, 2016. In the third quarter of 2016, the non-production costs were $156,849 and included the costs of mines and mills in Mexico that have been idle due to a lack of furnaces at the Madero smelter and the metallurgical problems with the Los Juarez ore.

The metallurgical problems with the Los Juarez ore have been solved, and we will process the ore presently in inventory as soon as we are permitted and can complete construction of our leach circuit at the Puerto Blanco mill.  It appears that we may have reached the end of the price declines in antimony.

Hillgrove has suspended mining and operations in Australia, but they may restart operations.  We estimate that we have enough antimony concentrates from Hillgrove to run our large rotating furnace through the end of 2016.  Hillgrove has given us permission to use the large rotating furnaces and other furnaces built for their use for our own production if they are unable to supply us with concentrates.

The Mexico non-production costs for the three and nine months ending September 30, 2016, are primarily due to holding costs from inactivity at the Los Juarez and Wadley mines and the Puerto Blanco mill.  The loss of production at the Madero smelter from metalurgical testing and experimenting with various production methods and formulas contributed to non-production costs during the first quarter of 2015.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Other Items:

1.
Our net loss for the third quarter of 2016 was $386,547, which includes $210,275 for depreciation and amortization, and $37,500 for directors’ compensation to be paid in stock.

2.
 USAC’s precious metals net revenue in the first nine months of 2016 was $564,581 which was equivalent to approximately $0.25 per pound of antimony sold.

3.
During the first six months of 2016, the board of directors were issued shares of common stock with a value of $137,500 for their services in 2015, and an accrual of $112,500 for compensation to board members through September 30, 2016 was recorded.

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

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Financial Position

Financial Condition and Liquidity
	September 30, 2016	September 30, 2015
Current Assets	$1,717,878	$3,734,961
Current liabilities	(3,214,473)	(3,092,124)
Net Working Capital	$(1,496,595)	$642,837

Cash provided (used) by operations	$412,162	$6,567
Cash used for capital outlay	(459,969)	(1,344,034)
Cash provided (used) by financing:
Net proceeds from (payments) to factor	119,111	259,575
Proceeds from notes payable to bank	-	92,502
Payment of notes payable to bank	(30,672)	-
Principal paid on long-term debt	(130,857)	(69,381)
Proceeds from Hillgrove	-	1,014,412
Sale of Stock	-	120,000
Net change in cash	$(90,225)	$79,641

Our net working capital decreased by approximately $1.2M from December 31, 2015.  Our cash decreased by approximately $90,000 during the same period.  The decrease in our net working capital was primarily due to an increase in the current portion of long-term debt, the accrual of the liability for Mexican income tax, and expenditures of approximately $460,000 for capital outlay. We have estimated commitments for construction and improvements, including the final expenditures to finish building and installing the Hillgrove furnaces and equipment at Madero, Mexico, of approximately $150,000 over the next twelve months. The cash for the Hillgrove capital improvements will come from the expected refund of IVA taxes presently deposited with the Mexican tax authorities, and from our internally generated sources.  We believe that with our current cash balance, along with the future cash flow from operations, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months.  We have lines of credit of $202,000 which have been drawn down by $100,000 at September 30, 2016.

ITEM 3.

None

ITEM 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016.  It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of September 30, 2016. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended September 30, 2016.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

/s/ John C. Lawrence	Date: November 14, 2016
John C. Lawrence, Director and President
(Principal Executive)

/s/ Daniel L. Parks	Date: November 14, 2016
Daniel L. Parks, Chief Financial Officer

/s/ Alicia Hill	Date: November 14, 2016