Form 10-K
period 2016-12-31
UNITED STATES ANTIMONY CORP
filed 2017-03-31
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $11,420,775 as of June 30, 2016.

At March 31, 2017, the registrant had 67,488,153 outstanding shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION
2016 ANNUAL REPORT

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	4
	General	4
	History	4
	Overview-2016	4
	Antimony Division	5
	Zeolite Division	7
	Environmental Matters	8
	Employees	9
	Other	9

ITEM 1A.	RISK FACTORS	9

ITEM 1B.	UNRESOLVED STAFF COMMENTS	10

ITEM 2.	DESCRIPTION OF PROPERTIES	10
	Antimony Division	10
	Zeolite Division	16

ITEM 3.	LEGAL PROCEEDINGS	19

ITEM 4.	MINE SAFETY DISCLOSURES	20

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	20

ITEM 6.	SELECTED FINANCIAL DATA	20

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	20

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 7B.	CRITICAL ACCOUNTING ESTIMATES

ITEM 8.	FINANCIAL STATEMENTS	27

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	27

ITEM 9A.	CONTROLS AND PROCEDURES	27

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	29

ITEM 11.	EXECUTIVE COMPENSATION	31

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	32

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	34

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICE	35

PART IV

ITEM 15.	EXHIBITS AND REPORTS ON FORM 8-K	36

SIGNATURES		40

CERTIFICATIONS

FINANCIAL STATEMENTS		F1 - F22

PART I

General

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

Overview

Antimony Sales

The year 2016 marked a turnaround for USAC in spite of the lowest antimony prices in seven years. Although the volume of antimony sold (metal contained) increased 18% to a record of 2,936,880 pounds in 2016 from 2,487,321 pounds in 2015, a decrease in the average sales price of antimony (metal contained basis) of approximately $0.99 per pound saw our gross sales of antimony decrease by $1,119,763 (11%). The antimony division had a negative EBIDTA of $459,100 for 2016. Without a positive adjustment of $914,770, the EBIDTA for 2015 would have been a negative $1,553,359. Our loss from antimony increased from a loss of $1,349,934 in 2015 to a loss of $1,543,107 in 2016. Without the adjustment of $914,770 in 2015, the 2015 loss would have been $2,264,704. During 2016, the increase in sales of our antimony products (approximately 450,000 pounds) from 2015 was due to an increase in volume of raw material received from our Canadian supplier and from concentrates received from Hillgrove Mines of Australia. For our Mexican operations, we processed approximately 1,220,000 pounds of antimony from Hillgrove, and approximately 366,000 pounds from our Mexican properties. This resulted in approximately 1,514,000 pounds of finished antimony product sold. The raw material received from our Mexican properties increased from approximately 198,000 pounds in 2015 to 366,000 pounds in 2016 because we processed inventoried material from our Mexican properties.

Zeolite Sales

Our sales volume of zeolite in 2016 was 2,758 tons less than we sold in 2015, a decrease of 17%. Our average sales price increased by approximately $15 per ton, from $173.17 in 2015 per ton to $188.17 per ton in 2016 (9%). The increase in price was primarily because sales for 2015 contained higher volume, lower priced products. During 2016, total sales of zeolite decreased approximately $280,000 from 2015, and the profit decreased from $511,403 in 2015 to $233,907 in 2016, approximately $277,000.

Precious Metals Sales

Precious Metals Sales Silver/Gold
Montana	2012	2013	2014	2015	2016
Ounces Gold Shipped (Au)	102.32	59.74	64.77	89.12	108.10
Ounces Silver Shipped (Ag)	20,237.70	22,042.46	29,480.22	30,420.75	38,123.46
Revenues	$647,554	$347,016	$461,083	$491,426	$556,650
Mexico
Ounces Gold Shipped (Au)		1.780
Ounces Silver Shipped (Ag)		1,053.240
Revenues		$22,690
Australian - Hillgrove
Ounces Gold Shipped (Au)					496.65
Revenues - Gross					$597,309
Revenues to Hillgrove					(481,088)
Revenues to USAC					$116,221

Total Revenues	$647,554	$369,706	$461,083	$491,426	$672,871

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

For 2016, and since 1983, we relied on foreign sources for raw materials, and there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by us. We have developed sources of antimony in Mexico but we are still depending on foreign companies for raw material in the future. We expect more raw materials from our own properties for 2017 and later years. We continue working with suppliers in North America, Central America, Europe, Australia, and South America.

We currently own 100% of the common stock, equipment, and the leases on real property of United States Antimony, Mexico S.A. de C.V. or “USAMSA”, which was formed in April 1998. We currently own 100% of the stock in Antimony de Mexico SA de CV (AM) which owns the San Miguel concession of the Los Juarez property. USAMSA has three divisions (1) the Madero smelter in Coahuila, (2) the Puerto Blanco flotation mill and oxide circuit in Guanajuato that is ramping up for 2017, and (3) mining properties that include the Los Juarez mineral deposit with concessions in Queretaro, the Wadley mining concession in San Luis Potosi, the Soyatal deposits in Queretaro, and the Guadalupe properties in Zacatecas.

In our existing operations in Montana, we produce antimony oxide, sodium antimonate, antimony metal, and precious metals. Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper. Antimony oxide is also used as a color fastener in paint, as a catalyst for production of polyester resins for fibers and film, as a catalyst for production of polyethylene pthalate in plastic bottles, as a phosphorescent agent in fluorescent light bulbs, and as an opacifier for porcelains. Sodium antimonate is primarily used as a fining agent (degasser) for glass in cathode ray tubes and as a flame retardant. We also sell antimony metal for use in bearings, storage batteries and ordnance.

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
●
As a vertically integrated company, we will have more control over our raw material costs.

Following is a six year schedule of our antimony sales:

Schedule of Antimony Sales
Year	Lbs Metal Contained	$	Average Price/Lb
2016	2,936,880	$8,744,170	$2.98
2015	2,487,321	$9,863,933	$3.97
2014	1,727,804	$8,132,410	$4.71
2013	1,579,182	$8,375,158	$5.30
2012	1,403,210	$8,753,449	$6.24
2011	1,401,423	$10,406,636	$7.43

Concentration of Sales:

During the two years ended December 31, 2016, the following sales were made to our three largest customers:

	For the Year Ended
Sales to Largest Customers	December 31, 2016	December 31, 2015
Mexichem Specialty Compounds Inc.	$2,108,998	$3,142,586
East Penn Manufacturing Inc	1,147,854	1,236,250
Kohler Corporation	1,474,854	1,736,914
	$4,731,706	$6,115,750
% of Total Revenues	39.80%	46.70%

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

	Lbs of Antimony Contained
			USAC
	USA	Rotterdam	Sales
	Average	Average	Average
Year	Price/Lb	Price/Lb	Price/Lb
2016	$2.99	$2.94	$2.98
2015	$3.41	$3.32	$3.97
2014	$4.40	$4.31	$4.71
2013	$4.73	$4.78	$5.30
2012	$5.86	$5.71	$6.24
2011	$6.97	$7.05	$7.43

A six year price range of our sales prices for antimony oxide and antimony metal, per pound, was as follows:

	Oxide	Metal	Combined
	Average	Average	Average
Year	Price/Lb	Price/Lb	Price/Lb
2016	$3.11	$2.62	$2.98
2015	$3.34	$3.71	$3.96
2014	$4.00	$4.18	$4.71
2013	$4.41	$4.69	$5.30
2012	$5.14	$5.58	$6.24
2011	$6.16	$7.42	$7.43

Antimony metal prices are determined by a number of variables over which we have no control. These include the availability and price of imported metals, the quantity of new metal supply, and industrial demand. If metal prices decline and remain depressed, our revenues and profitability may be adversely affected.

We use various antimony raw materials to produce our products. We currently obtain antimony raw material from sources in North America, Mexico, and Australia.

Zeolite Division

We own 100% of Bear River Zeolite Company, (BRZ), an Idaho corporation that was incorporated on June 1, 2000. BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment. In 2010 the royalty was adjusted to $10 per ton sold. The current minimum annual royalty is $60,000. In addition, BRZ has more zeolite on U.S. Bureau of Land Management land. A company controlled by the estate of Al Dugan, a significant stockholder and, as such, an affiliate of USAC, receives a payment equal to 3% of net sales on zeolite products. William Raymond and Nancy Couse are paid a royalty that varies from $1 to $5 per ton. On a combined basis, royalties vary from 8%-13%. BRZ has constructed a processing plant on the property and it has improved its productive capacity. In addition to a large amount of fully depreciated equipment that has been transferred from the USAC division, we have spent approximately $3,846,000 to purchase and construct the processing plant as of December 31, 2016.

We have no "proven reserves" or "probable reserves" of zeolite, as these terms are defined by the Securities and Exchange Commission.

"Zeolite" refers to a group of industrial minerals that consist of hydrated aluminosilicates that hold cations such as calcium, sodium, ammonium, various heavy metals, and potassium in their crystal lattice. Water is loosely held in cavities in the lattice. BRZ zeolite is regarded as one of the best zeolites in the world due to its high CEC of approximately 180-220 meq/100 gr., its hardness and high clinoptilolite content, its absence of clay minerals, and its low sodium content. BRZ's zeolite deposits’ characteristics which the mineral useful for a variety of purposes including:

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

●
Animal Nutrition. Feeding up to 2% zeolite increases growth rates, decreases conversion rates, prevents scours, and increases longevity.

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

Antimony Processing Site

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site"). We are under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality. At December 31, 2016 and 2015, we have accrued $100,000 to fulfill our environmental responsibilities.

BRZ

During 2001, we recorded a reclamation accrual for our BRZ subsidiary, based on an analysis performed by us and reviewed and approved by regulatory authorities for environmental bonding purposes. The accrual of $7,500 represents the our estimated costs of reclaiming, in accordance with regulatory requirements, the acreage disturbed by our zeolite operations remains unchanged at December 31, 2016.

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

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2016. We have made significant reclamation and remediation progress on all our properties over thirty years and have complied with regulatory requirements in our environmental remediation efforts.

Employees

As of December 31, 2016, we employed 27 full-time employees in Montana. In addition, we employed 16 people at our zeolite plant in Idaho, and more than 60 employees at our mining, milling and smelting operation in Mexico. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement.

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

We may have un-asserted liabilities for environmental reclamation.

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

We have accruals totaling $265,782 on our balance sheet at December 31, 2016, for our environmental reclamation responsibilities and estimated asset retirement obligations. If we are not able to adequately perform these activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

Item 1B Unresolved Staff Comments

Not Applicable

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

MINERAL PROPERTIES
LOS JUAREZ GROUP

We hold properties that are collectively called the “Los Juarez” property, in Queretaro, as follows:

1.
San Miguel I and II were purchased by a USAC subsidiary, Antimonio de Mexico, S. A. de C. V (AM), for $1,480,500. As of December 31, 2016, we have paid for the property, and have incurred significant permitting costs. The property consists of 40 hectares.
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

CONSEJO DE RECURSOS MINERALES MONOGRAFIAS GEOLOGICO-MINERAS

ESTADO DE QUERETARO

A VIZARRON
BRECHA MINERALIZADA
BRECHA MINERALIZADA
BRECHA MINERALIZADA
Ki
25°
22°
60°
EXPLICACION
BRECHA SILICIFICADA Y MINERALIZADA
CALIZA SILICIFICADA
CALIZA EL DOCTOR
CONTACTO GEOLOGICO
RUMBO Y ECHADO
OBRA MINERA
TAJO
POZO DE PROSPECCION
ZANJA
CAMINO DE TERRACERIA
FUENTE CONSEJO DE RECURSOS MINERALES
ESCALA

FIGURA 34. AREA MINERALIZADA COAHUILA

The mineralized zone is a classic jasperoid-type deposit in the Cretaceous El Doctor Limestone. The mineralization is confined to silicified jasperiod pipes intruded upwards into limestone. The zone strikes north 70 degrees west. The dimension of the deposit is still conjectural. However, the strike length of the jasperoid is more than 3,500 meters.

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

During 2016 and 2015, $39,048 and $88,250 of the discount was amortized to the Soyatal debt, resulting in a discounted amount owed of $776,319 and a remaining debt discount of approximately $84,750 at December 31, 2016. The Company did not make the $100,000 payment due in January of 2015. The Company has been making payments of $5,000 per month that have been informally agreed to by the parties while the future payment terms of the Soyatal debt are negotiated. These payments have been recorded as reductions of long term debt.

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

Minimal ore recovery, primarily through hand mining and sorting methods, has continued at the Soyatal properties since 1943. We do not claim any reserves at Soyatal as defined by the SEC.

USAMSA PUERTO BLANCO FLOTATION MILL, GUANAJUATO, MEXICO

During 2014, cleaner flotation machines were added the flotation mill at San Luis de la Paz (Puerto Blanco), Guanajuato, Mexico. All of the permits to construct and operate the plant have been obtained. The flotation plant has a capacity of 140 metric tons per day. It includes a 30” x 42” jaw crusher, a 4’x 8’ double-deck screen, a 36” cone crusher, an 8’x 36” Harding type ball mill, and eight No. 24 Denver sub A type flotation machines, an 8’ disc filter, front end loaders, tools and other equipment. The flotation circuit is used for the processing of rock from Los Juarez, Guadalupe, and other properties. We are in the process of installing a 400 metric ton per day flotation mill that will be dedicated to processing ore from our Los Juarez property. The crushing equipment currently in place is adequate for both flotation mills. An oxide circuit was added to the plant in 2013 and 2014 to mill oxide ores from Soyatal and other properties. It includes a vertical shaft impactor, 3 ore bins, 8 conveyors, a 4’ x 6’ high frequency screen, jig, 8 standard concentrating tables, 5 pumps, sand screw and two buildings. The capacity of the oxide circuit is 50 tons per day. During 2016, less than 10% of the mill’s capacity was utilized.

USAMSA MADERO SMELTER, ESTACION MADERO, PARRAS DE LA FUENTE, COAHUILA, MEXICO.

USAC, through its wholly owned subsidiary, USAMSA, owns and operates a smelting facility at Estacion Madero, in the Municipio of Parras de la Fuente, Coahuila, Mexico. The property includes 13.48 hectares. Seventeen small rotating furnaces (SRF’s) and one large rotating furnace (LRF) with an associated stack and scrubber were permitted and installed by the end of 2015. Other equipment includes cooling ducting, dust collectors, scrubber, laboratory, warehouse, slag vault, stack, jaw crusher, screen, hammer mill, and a 3.5’ x 8’ rod mill. The plant has a feed capacity of five to six metric tons of direct shipping ore or concentrates per day, depending on the quality of the feedstock. If the feedstock is in the mid-range of 45% antimony, the smelter could produce approximately 1.8 MM lbs of contained antimony annually. Concentrates from our flotation plant, and hand-sorted ore from Mexico sources and other areas, are being processed. The Madero production is either sold or shipped to our Montana plant to produce finished Antimony products and other derivative by-products. Access to the plant is by road and railroad. Set forth below are location maps:

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
6132
5618
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
Numbers indicate sample locations
N
16°

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

Haulage is over approximately 4,000 feet of road on an uphill grade of 2.5% to the mill. On higher benches, the grade will eventually be downhill. Caterpillar 769 B rock trucks are being used. They haul 18 to 20 tons per load, and the cycle time is about 30 minutes.

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

Item 3 Legal Proceedings

USAC had initiated an action against our prior investor relations consultant asking that he be ordered to desist from contacting any of our shareholders, and restrained from derogatory actions intended to harm our Company’s reputation and causing financial harm to the company. The settlement of our suit resulted in a cash payment of $10,000 and the removal of restrictions on 100,000 shares of common stock previously issued to the prior consultant.

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

2016	High	Low
First Quarter	$0.33	$0.17
Second Quarter	0.31	0.20
Third Quarter	0.60	0.20
Fourth Quarter	0.47	0.22

2015	High	Low
First Quarter	$0.91	$0.48
Second Quarter	1.65	0.52
Third Quarter	0.79	0.35
Fourth Quarter	0.46	0.24

The approximate number of holders of record of our common stock at March 31, 2017, is 2,500.

We have not declared or paid any dividends to our stockholders during the last five years and do not anticipate paying dividends on our common stock in the foreseeable future. Instead, we expect to retain earnings for the operation and expansion of our business.

In March of 2016 the Company issued the Board members 550,000 shares of the Company’s common stock for services in 2015 with a value of $137,500.

In December of 2016, the Company issued Daniel Parks, the Company’s Chief Financial Officer, 200,000 shares of the Company’s common stock valued at $54,000 to retain his services for a two year period. As part of the agreement, Mr. Parks’ hours worked and normal compensation will be reduced.

During 2016, the Company awarded, but did not issue, common stock with a value at December 31, 2016, of $168,750 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $168,750 in director compensation expense. In March of 2017, at a price of $0.40 per share, the directors were issued 421,875 shares for 2016.

Item 6    Selected Financial Data

Not Applicable.

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

Results of Operations by Division
Antimony - Combined USA
and Mexico	2016	2015
Lbs of Antimony Metal USA	1,422,957	1,381,971
Lbs of Antimony Metal Mexico:	1,513,923	1,105,350
Total Lbs of Antimony Metal Sold	2,936,880	2,487,321
Average Sales Price/Lb Metal	$2.98	$3.97
Net loss/Lb Metal	$(0.53)	$(0.54)

Gross antimony revenue - net of discount	$8,744,170	$9,863,933
Precious metals revenue	672,871	491,426
Production costs - USA	(3,274,100)	(4,265,840)
Product cost - Mexico	(3,637,452)	(4,201,005)
Direct sales and freight	(484,908)	(438,582)
General and administrative - operating	(498,983)	(428,022)
Mexico non-production costs	(357,706)	(1,086,440)
General and administrative - non-operating	(1,469,576)	(1,481,111)
Gain on liability adjustment	-	914,770
Non-operating gains
Net interest	(153,416)	(7,718)
EBITDA	(459,100)	(638,589)
Income taxes	(298,138)
Depreciation,& amortization	(785,869)	(711,345)
Net loss - antimony	$(1,543,107)	$(1,349,934)

Zeolite	2016	2015
Tons sold	13,143	15,901
Average Sales Price/Ton	$188.17	$173.17
Net income (Loss)/Ton	$17.80	$32.16

Gross zeolite revenue	$2,473,094	$2,753,644
Production costs	(1,210,831)	(1,266,687)
Direct sales and freight	(278,633)	(286,235)
Royalties	(258,206)	(279,435)
General and administrative - operating	(178,881)	(108,847)
General and administrative - non-operating	(92,826)	(80,229)
Non-operating gains
Net interest	(5,942)	633
EBITDA	447,775	732,844
Depreciation	(213,868)	(221,441)
Net income - Zeolite	$233,907	$511,403

Company-wide	2016	2015
Gross revenue	$11,890,135	$13,109,003
Production costs	(8,122,383)	(9,733,532)
Other operating costs	(2,057,317)	(2,627,561)
General and administrative - non-operating	(1,562,402)	(1,561,340)
Gain on liability adjustment	-	914,770
Non-operating gains	-	-
Net interest	(159,358)	(7,085)
EBITDA	(11,325)	94,255
Income tax benefit (expense)	(298,138)
Depreciation & amortization	(999,737)	(932,786)
Net income (Loss)	$(1,309,200)	$(838,531)

Overview

Our cost of production for the years ended December 31, 2016 and 2015 included plant construction and metallurgical testing at Puerto Blanco and Madero, Mexico and to a lesser degree our plant in Thompson Falls, Montana. The production from Mexico should be less in Mexico during the first quarter of 2017 due to the transition of processing Hillgrove concentrates to our own mines.

The non-cash expense items totaled $1,160,215 for 2016 and included $999,737 for depreciation and amortization, $5,454 for accretion, and $168,750 for director compensation.

The non-cash expense items totaled $1,075,423 for 2015 and included $932,786 for depreciation and amortization, $5,137 for accretion, and $137,500 for director compensation.

We are producing and buying raw materials, which will allow us to ensure a steady flow of products for sale. Our smelter at Madero, Mexico, was producing primarily on custom concentrates from Australia in 2015 and 2016. Production during 2017 will be primarily from our own Mexican properties, and we will still purchase a significant portion of our raw materials for our smelter in Montana.

We are proceeding with the testing of the Los Juarez ore in the 100 ton per day mill at Puerto Blanco. A 400 ton per day flotation mill is permitted and is partially installed. This mill will be dedicated to processing rock from the Los Juarez mining property. We have adequate crushing capacity in place to feed the 400 ton per day mill and the existing mill.

Our principal smelter, precious metals recovery operation, and our Company headquarters remain in Montana.

Results of Operations

Comparison of Years ended December 31, 2016 and 2015

Results of Operations by Division

	2016	2015
Antimony Division - United States:
Revenues - Antimony (net of discount)	$8,744,170	$9,863,933
Revenues - Precious metals	672,871	491,426
	9,417,041	10,355,359
Domestic cost of sales:
Production costs	3,274,100	4,265,840
Depreciation	81,328	61,819
Freight and delivery	419,256	311,027
General and administrative	272,161	192,298
Direct sales expense	65,652	65,000
Total domestic antimony cost of sales	4,112,497	4,895,984

Cost of sales - Mexico
Production costs	3,480,252	3,765,902
Depreciation and amortization	704,541	649,525
Freight and delivery	113,412	62,555
Reclamation accrual	5,454	5,137
Land lease expense	261,154	435,103
Mexico non-production costs	357,706	1,086,440
General and administrative	178,048	363,025
Total Mexico antimony cost of sales	5,100,567	6,367,687

Total revenues - antimony	9,417,041	10,355,359
Total cost of sales - antimony	9,213,064	11,263,671
Total gross profit (loss) - antimony	203,977	(908,312)

Zeolite Division:
Revenues	2,473,094	2,753,644
Cost of sales:
Production costs	1,210,832	1,266,687
Depreciation	213,868	221,441
Freight and delivery	226,258	289,927
General and administrative	178,881	114,102
Royalties	258,206	279,435
Direct sales expense	52,375	86,100
Total cost of sales	2,140,420	2,257,692
Gross profit - zeolite	332,674	495,952

Total revenues - combined	11,890,135	13,109,003
Total cost of sales - combined	11,353,484	13,521,363
Total gross profit (loss) - combined	$536,651	$(412,360)

During the two year period ended December 31, 2016, the most significant event affecting our financial performance was the decrease in the price of antimony (see table page 6). During the first half of 2016, the price for antimony hit a seven year low. By the ended of 2016, we stopped the processing of antimony concentrate for Hillgrove Mines, Ltd., of Australia and started production from our own mines in Mexico. The Mexican production from our own mines was very low in 2015 and 2016 due to the processing of concentrates from Hillgrove. Antimony (metal contained) produced and sold from Hillgrove concentrates was 1,105,350 pounds during 2015 compared to 1,513,923 pounds for 2016, an increase of 37%. The Puerto Blanco mill circuits were utilized less than 10% of their capacity. Going forward, the increased supply of raw material from Mexico and the metal prices for both antimony and precious metals will be the most significant factors influencing our operations.

During the two year period ending December 31, 2016, we incurred excess production costs at our Mexico operations. At the end of each year, management determined an estimated portion of each operating unit that was operating at less than expected capacity and assigned a portion of that years cost to excess operating costs. The production costs above the expected costs were reported in the above schedule of results of operations by division as “excess Mexico production costs”, which were $357,706 in 2016 and $1,086,440 in 2015. The excess Mexico production costs are primarily due to holding costs from inactivity at the Wadley and Los Juarez mines, the Puerto Blanco mill, and the loss of production at the Madero smelter from metalurgical testing and experimenting with various production methods and formulas.

The following are highlights of the significant changes during 2016 and the two year period then ended:

Antimony:

a.
The sale of antimony during 2016 was 2,936,880 pounds compared to 2,487,321 pounds in 2015, an increase of 449,559 pounds or 18%.
b.
The average sales price of antimony during 2016 was $2.98 per pound compared to $3.97 during 2015, a decrease of $0.99 per pound or 25%. During the beginning of 2017, the Rotterdam price of antimony is $3.90 per pound.
c.
The metallurgical problem with the Los Juarez concetrates has been solved with a caustic leach circuit, and pilot mining, milling, and smelting will resume. This will put the Puerto Blanco mill in operation. During 2016 and 2015, the Puerto Blanco mill was operating at less than 10% of capacity.
d.
In 2016, the Mexican non-production costs were $357,706 compared to $1,086,440 for 2015. During 2016, the non-production costs amounted to $0.12 per pound of antimony produced. These costs include the holding costs of mines and mills in Mexico that have been idle due to a lack of furnace capacity at Madero and the solving of the Los Juarez metallurgical problems.
e.
The net loss per pound of antimony was $0.48 in 2016 even though the price had fallen $0.99 per pound from 2015. The net loss per pound in 2015 was $0.54.
f.
Our cost of goods sold for antimony decreased from $10,419,889 in 2015 to $8,248,125 in 2016 despite an increase in production of 49,565 pounds or 15.3%. For the year ended December 31, 2016, costs of goods sold include operating and non-operating production costs from Mexico operations.
g.
With its own antimony raw materials, USAC will benefit fully from price increases rather than just the smelting fees and small percentages of the price increases. Additionally, the company will enjoy lower processing and trucking costs.

During 2016, BRZ sold 13,143 tons compared to 15,901 tons in 2015, down 2,758 tons or 17.3%. During 2016, the sales dropped as a result of the drop in oil prices and a sluggish economy. BRZ realized a profit of $233,907 in 2016 after depreciation of $213,868 compared to a profit of $511,403 in 2015 after depreciation of $221,441. The reduced margin was a result of increases of $5,700 in commissions paid to the new sales representatives, approximately $50,000 for the repair of the Raymond mill, $14,893 for warehouse rental and expenses at BRZ, $36,891 for medical insurance and related expenses, and $55,707 for labor. BRZ has embarked on a sales program with two field representatives and a research person that prepares sales brochures and literature that is gaining new customers.

General and administrative costs, as reported in our statement of operations, include fees paid to directors through stock based compensation. In 2016 and 2015, we incurred $40,000 each year in fees to the NYSE MKT that was included in general and administrative expenses. General and administrative costs for 2016 and 2015 include general and administrative costs related to commencement of production at our facilities in Mexico. The combined general and administrative costs were 6.2%, and 5.6%, of sales for 2016 and 2015, respectively. The combined general and administrative salaries were 4.1%, and 3.3% of sales for 2016 and 2015, respectively.

The increase in professional fees for 2016 (approximately $38,000) was primarily due to increased attorney fees related to our former Investor Relations representative. Our accounting fees related to our annual audit and our quarterly SEC filings decreased from the prior year.

Factoring costs decreased in 2016 from approximately $41,000 in 2015 to approximately $35,000 in 2016. The discounts we gave for early payments decreased by approximately $24,000 in 2016 from 2015 due to a decrease in our total sales.

Subsidiaries

The Company has a 100% investment in two subsidiaries in Mexico, USAMSA and AM, whose mineral property carrying values were assessed at December 31, 2016 and 2015 for impairment. Management’s assessment of the subsidiaries’ fair value was based on their future benefit to us.

Financial Condition and Liquidity
	2016	2015
Current Assets	$1,692,555	$2,136,326
Current liabilities	(3,382,123)	(2,429,830)
Net Working Capital	$(1,689,568)	$(293,504)

Cash provided (used) by operations	$425,837	$358,453
Cash used for capital outlay	(583,029)	(1,704,037)
Cash provided (used) by financing:
Net payments from factor	136,617	468
Proceeds from notes payable to bank	36,645	130,672
Proceeds from (paymrnts to) Hillgrove advances	-	1,198,445
Principal paid on long-term debt	(175,238)	(94,141)
Checks issued and payable	35,682	-
Received on notes receivable for stock	-	120,000
Net change in cash	$(123,486)	$9,860

Our net working capital decreased for the year ended December 31, 2016, from a negative amount of $293,504 at the beginning of the year to a negative amount of $1,689,568 at the end of 2016. Our current assets decreased primarily due to a decrease in our inventories and accounts receivable, in Montana and in Mexico. The capital improvements were paid for with cash and debt. Our current liabilities increased primarily in the amount of accrued income taxes payable and the current portion of long term debt due during 2016.

During the year ending December 31, 2017, we are planning to finance our improvements with operating cash flow. Our 2017 improvements are expected to include improvements at both the Madero smelter and the Thompson Falls smelter, and completing the installation of a leach circuit at Puerto Blanco.

In 2016, cash provided by operations was primarily due to a reduction of our inventories of approximately $239,000. We negotiated decreases in our current liabilities for raw material of approximately $915,000 during 2015.

The current portion of our long term debt is serviceable from the cash generated by operations.

At December 31, 2016, our financial statements show that we have negative working capital of approximately $1.7 million and accumulated deficit of approximately $25.4 million.  In addition, we have incurred losses for the prior three years.  These factors indicate that there may be doubt regarding our ability to continue as a going concern for the next twelve months.

During the year ended December 31, 2016, we endured some of the lowest prices for antimony in the past seven years, with an average sales price for our products of only $2.98 per pound of metal contained.  As of late March 2017, the price for antimony metal contained is approximately $4.00 per pound.  While we experience increase in our raw material cost in the United States as a result, most of the $1.02 market increase will result in increased cash flow.

In addition, we have cut costs for our labor at our Mexico locations which will result in a lower cost of raw material from Mexico. These cuts have resulted from not processing concentrates from Hillgrove Mines of Australia LTD in 2017. This has resulted in a large reduction in our work force at our Madero smelter, along with a significant decrease in our operating costs for fuel, natural gas, electricity, and reagents. Although our total production in Mexico will decrease due to the lack of Hillgrove concentrates, we are ramping up production from our own mining properties. We are currently on schedule to have seventeen small rotating furnaces in operation by the second quarter of 2017.

In addition, we have implemented wage and other cost reductions across at the corporate level that will decrease our administrative costs in 2017. We expect to continue paying a low cost for propane in Montana, which in years past has been a major operating cost.

In 2017, we have negotiated a reduced monthly lease cost for the Wadley mine approximately $11,600 a decrease from $23,200 per month.  In addition, we paid the final installment to purchase mining concessions in the Los Juarez mining area.  In 2015 and 2016, we paid $100,000 and $68,600, respectively, for these concession rights.

We believe that our current circumstances and actions taken by management will enable us to be actively operating for the next twelve months.

Our stockholders’ equity section makes note that we have a liquidation preference of $5,884,376 for our preferred stock. This consists of a liquidation payment of $5,281,519 due if we liquidate our company or sell substantially all our assets, and $651,506 of undeclared dividends. The Board of Directors’ does not intend to declare dividends on preferred stock as due and payable at any time in the near future. We do not feel that the liquidation preference and undeclared dividends related to our preferred stock will be an impediment to raising capital in the future by issuing additional shares of common stock, and are not going to affect our liquidity.

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

●
The value of unprocessed purchased ore in our inventory at the Wadley mining concession and Puerto Blanco mill is based on assays taken at the time the ore is delivered, and may vary when the ore is processed and final settlement is made. We assay the purchased ore to estimate the amount of antimony contained per metric ton, and then make a payment based on the Rotterdam price of antimony and the % of antimony contained. Our payment scale incorporates a penalty for ore with a low percentage of antimony. It is reasonably likely that the initial assay will differ from the amount of metal recovered from a given lot. If the initial assay of a lot of ore on hand at the end of a reporting period were different, it would cause a change in our reported inventory and accounts payable amounts, but would not change our reported cost of goods sold or net income amounts. At December 31, 2016, if we had overestimated the per cent of antimony in our total inventory of purchased ore by 2.5%, (a 10% correction to the amount of antimony metal contained if we assayed 25.0% antimony per metric ton), the amount of our inventory and accounts payable would be smaller by approximately $1,500. Our net income would not be affected. Direct shipping ore (DSO) purchased at our Madero smelter is paid for at a fixed amount at the time of delivery and assaying, and is not subject to accounting estimates. The amount of the accounting estimate for purchased ore at our Puerto Blanco mill is in a constant state of change because the amount of purchased ore and the per cent of metal contained are constantly changing. Due to the amount of ore on hand at the end of a reporting period, as compared to the amount of total assets, liabilities, equity, and the ore processed during a reporting period, any change in the amount of estimated metal contained would likely not result in a material change to our financial condition.

●
The asset recovery obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations, and may differ when we cease operations. At December 31, 2011, we made an estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations would be $134,000. For purposes of the estimate, we used a probable life of 20 years and costs that, initially, are comparable to rates that we would incur at the present. We are adding to (an accretion of 6%) the liability each year, and amortizing the asset over 20 years ($6,700 annually), which decreases our net income in total each year (by $12,155 for 2016). We will make periodic reviews of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and adjust our account balances accordingly. At this time, we think that an adjustment in our asset recovery obligation is not required, and an adjustment in future periods would not have a material impact in the year of adjustment, but would change the amount of the annual accretion and amortization costs charged to our expenses by an undetermined amount.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8 Financial Statements

The consolidated financial statements of the registrant are included herein on pages F1-F23.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

Evaluation of disclosure controls and procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

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

The management of USAC has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of December 31, 2016. These weaknesses are as follows:

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

Because these material weaknesses exist, management has concluded that our internal control over financial reporting as of December 31, 2016, is ineffective.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting for the quarter ended December 31, 2016.

PART III

Item 10  Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Identification of directors and executive officers at December 31, 2016, is as follows:

Name	Age	Affiliation	Expiration of Term

John C. Lawrence	78	Chairman, President, Director	Annual meeting

John C. Gustavsen	68	First Vice-President	Annual meeting

Russell C. Lawrence	48	Second Vice-President and Director	Annual meeting

Matthew Keane	61	Third Vice-President	Annual meeting

Daniel L. Parks	68	Chief Financial Officer	Annual meeting

Alicia Hill	35	Secretary, Controller, and Treasurer	Annual meeting

Gary D. Babbitt	71	Director	Annual meeting

Whitney Ferer	58	Director	Annual meeting

Hart W. Baitis	67	Director	Annual meeting

Jeffrey Wright	47	Director	Annual meeting

Craig Thomas	42	Director	Annual meeting

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

Craig W. Thomas. Mr. Thomas is a professional investor with fifteen years of investing experience.  He is currently the co-founder of Shareholder Advocates for Value Enhancement and the managing member of various investment partnerships.   Mr. Thomas is currently a director of Full House Resorts, Inc.  Mr. Thomas earned a B.A. from Stanford University and an M.B.A. from the Graduate School of Business at Stanford University.

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

Board Meetings and Committees Our Board of Directors held four (4) regular meetings during the 2016 calendar year. Each incumbent director attended all of the meetings held during the 2016 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member.

Our Board of Directors established an Audit Committee on December 10, 2011. It consists of four members, Gary Babbitt (Chairman), Whitney Ferer, Jeffrey Wright, and Craig Thomas. None of the Audit Committee members are involved in our day-to-day financial management. Jeffrey Wright and Craig Thomas are considered financial experts.

During 2011, the Board also established a Compensation Committee and a Nominating Committee.

Board Member Compensation Following is a summary of fees, cash payments, stock awards, and other reimbursements to Directors during the year ended December 31, 2016:

Directors Compensation

Name and Principal Position	Fees Earned or paid in Cash	Stock Awards	Total Fees, Awards, and Other Compensation
John C. Lawrence, Chairman		$25,000	$25,000
Gary D. Babbitt, Director	$21,750	$25,000	$46,750
Russell Lawrence, Director		$25,000	$25,000
Hartmut Baitis, Director		$25,000	$25,000
Whitney Ferer, Director		$25,000	$25,000
Jeffrey Wright, Director		$25,000	$25,000
Craig Thomas, Director		$18,750	$18,750
Totals	$21,750	$168,750	$190,500

Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and the holders of 10% or more of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of our common stock are required by the regulation to furnish us with copies of all Section 16(a) forms they have filed. Based solely on our review of copies of Forms 3, 4 and 5 furnished to us, Mr. Baitis, Mr. Babbitt, Mr. Ferer, and Mr. Russell Lawrence did not file timely Forms 3, 4 or Form 5 reports during 2016 and 2015.

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Total
John C. Lawrence,	2016	$141,000	N/A	$25,000	$166,000
President and Chief Executive Officer	2015	$141,000		$25,000	$166,000

John C. Gustaven,	2016	$100,000	N/A		$100,000
Executive Vice President	2015	$100,000			$100,000

Russell Lawrence,	2016	$120,000	N/A	$25,000	$145,000
Vice President for Latin America	2015	$120,000		$25,000	$145,000

 (2)
These figures represent the fair value, as of the date of issuance, the annual director's fees for John C. Lawrence and Russell Lawrence payable in shares of USAC's common stock.

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

The following table sets forth information concerning the outstanding equity awards at December 31, 2016, held by our principal executive officer. There were not any other outstanding equity awards or plan based awards to officers or directors as of December 31, 2016.

Option Awards
Number of Securities Underlying
	Unexercised Options		Number of Securities	Average
	Exercisable	Unexercisable	Underlying Unexercised	Exercise	Expiration
Name	#	#	Unearned Options	Price	Date
John C. Lawrence	250,000	0	0	$0.25	None
(Chairman of the Board of Directors and Chief Executive Officer)

Item 12 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 30, 2017, by (i) each person who is known by us to beneficially own more than 5% of our Series B, C, and D preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 47 Cox Gulch, Thompson Falls, Montana 59873.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Percent of all Voting Stock
Common Stock	Reed Family Limited Partnership 328 Adams Street Milton, MA 02186	4,018,335	5.95%	5.80%
Common Stock	The Dugan Family c/o A.W. Dugan 1415 Louisana Street, Suite 3100 Houston, TX 77002	6,362,927(3)	9.43%	9.19%
Series B Preferred	Excel Mineral Company P.O. Box 3800 Santa Barbara, CA 93130	750,000(5)	100.00%	N/A
Series C Preferred	Richard A. Woods 59 Penn Circle West Penn Plaza Apts. Pittsburgh, PA 15206	48,305(4)	27.10%	*
Series C Preferred	Dr. Warren A. Evans 69 Ponfret Landing Road Brooklyn, CT 06234	32,203(4)	18.10%	*
Series C Preferred	Edward Robinson 1007 Spruce Street, 1st floor Philadelphia, PA 19107	32,203(4)	18.10%	*
Series C Preferred	All Series C Preferred Shareholders as a Group	177,904(4)	100.00%	*
	John C. Lawrence	4,343,607(2)	68.59%	6.27%
	Russell Lawrence	343,145	5.42%	*
	Hart Baitis	233,680	3.69%	*
	Garry Babbitt	271,486	4.29%	*
Common Stock	Whitney Ferer	162,500	2.57%	*
	Jeffrey Wright	130,320	2.06%	*
	Mathew Keane	10,300	0.16%	*
	Daniel Parks	264,500	4.18%	*
	Craig Thomas	572,711	9.04%	*
Common Stock	All Directors and Executive Officers as a Group	6,332,249	100.00%	9.16%
	John C. Lawrence	1,590,672(4)	90.80%	2.29%
Series D Preferred	Leo Jackson	102,000	5.80%	*
	Garry Babbitt	58,333	3.40%	*
Series D Preferred	All Series D Preferred Shareholders as a Group	1,751,005(4)	100.00%	2.52%
	All Directors and Executive Officers as a Group	6,332,249(2)	78.38%	9.16%
Common Stock and Preferred Stock w/ voting rights		-	-	-
	All preferred Shareholders that are officers or directors	1,751,005(4)	21.62%	2.52%
Common and Preferred Voting Stock	All Directors and Executive Officers as a Group	8,083,254	100.00%	11.69%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2017, are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 67,066,278 shares of common stock, 750,000 shares of Series B Preferred Stock, 177,904 shares of Series C Preferred Stock, and 1,751,005 shares of Series D Preferred Stock outstanding on March 30, 2017. Total voting stock of 68,245,187 shares is a total of all the common stock issued, and all of the Series C and Series D Preferred Stock outstanding at March 31, 2017.

(2)
Includes 4,031,107 shares of common stock and 250,000 stock purchase warrants. Excludes 183,324 shares owned by the estate of Mr. Lawrence's sister, as to which Mr. Lawrence disclaims beneficial ownership.

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

During 2015, the Company awarded, but did not issue, common stock with a value at December 31, 2015, of $137,500 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $137,500 in director compensation expense.

On March 31 and August 11, 2015, the Company issued Herbert Denton, the Company investor relations consultant, 5,000 and 100,000 shares, respectively, of the Company’s common stock in exchange for services. On September 30, 2105, a note receivable for $30,000 due from Mr. Denton for was cancelled, and $30,000 was deleted from additional paid in capital.

In March of 2016 the Company issued the Board members 550,000 shares of the Company’s common stock at $0.25 per share for services in 2015 with a value of $137,500.

In December of 2016, the Company issued Daniel Parks, the Company’s Chief Financial Officer, 200,000 shares of the Company’s common stock valued at $54,000 to retain his services for a two year period. As part of the agreement, Mr. Parks’ hours worked and normal compensation will be reduced.

During 2016, the Company awarded, but did not issue, common stock with a value at December 31, 2016, of $168,750 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $168,750 in director compensation expense. In March of 2017, at a price of $0.40 per share, the directors were issued 421,875 shares for 2016.

We reimbursed John C. Lawrence, a director and Chief Executive Officer, for operational and maintenance expenses incurred in connection with our use of equipment owned by Mr. Lawrence, including welding trucks, backhoes, and an aircraft. Reimbursements for 2016 and 2015 totaled $16,791 and $32,397, respectively.

Item 14    Principal Accountant Fees and Services

The Company's Board of Directors and audit committee reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2016 were pre-approved by the Board of Directors and its audit committee.

Audit Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2016 and 2015 were $134,985 and $151,741, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last three fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2016 and 2015 were $12,695 and $10,115, respectively.

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

Reports on Form 8-K

Item 5    Other Events - October 10, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date: March 31, 2017	By:	/s/ John C. Lawrence
John C. Lawrence
President, Director, and Principal Executive Officer

Date: March 31, 2017	By:	/s/ Daniel L. Parks
Daniel L. Parks
Chief Financial Officer

Date: March 31, 2017	By:	/s/ Alicia Hill
Alicia Hill
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2017	By:	/s/ John C. Lawrence
John C. Lawrence
Director and President (Principal Executive)

Date: March 31, 2017	By:	/s/ Whitney Ferer
Whitney Ferer
Director

Date: March 31, 2017	By:	/s/ Gary Babbitt
Gary Babbitt
Director

Date: March 31, 2017	By:	/s/ Hart Baitis
Hart Baitis
Director

Date: March 31, 2017	By:	/s/ Russell Lawrence
Russell Lawrence
Director

Date: March 31, 2017	By:	/s/ Jeffrey Wright
Jeffrey Wright
Director

Date: March 31, 2017	By:	/s/ Craig Thomas
Craig Thomas
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of United States Antimony Corporation:

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and Subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Antimony Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/: DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
March 27, 2017

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2016 and 2015

ASSETS
	2016	2015
Current assets:
Cash and cash equivalents	$10,057	$133,543
Certificates of deposit	251,641	250,414
Accounts receivable, net	552,119	422,673
Inventories	855,637	1,094,238
Other current assets	23,101	235,458
Total current assets	1,692,555	2,136,326

Properties, plants and equipment, net	15,695,966	16,030,333
Restricted cash for reclamation bonds	63,274	76,012
Other assets	314,203	17,530
Total assets	$17,765,998	$18,260,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$35,682	$-
Accounts payable	1,797,251	1,629,972
Due to factor	150,399	13,782
Accrued payroll, taxes and interest	213,695	221,446
Other accrued liabilities	122,968	141,545
Payables to related parties	14,525	32,396
Deferred revenue	78,730	78,730
Notes payable to bank	167,317	130,672
Income taxes payable (Note 13)	410,510	-
Long-term debt, current portion, net of discount	391,046	181,287
Total current liabilities	3,382,123	2,429,830

Long-term debt, net of discount and current portion	1,472,869	1,717,745
Hillgrove advances payable (Note 10)	1,134,221	1,254,846
Stock payable to directors for services	168,750	137,500
Asset retirement obligations and accrued reclamation costs	265,782	260,327
Total liabilities	6,423,745	5,800,248
Commitments and contingencies (Note 4, 10 and 15)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $915,000 and $907,500
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $4,920,178 and $4,879,029
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
67,066,278 and 66,316,278 shares issued and outstanding, respectively	670,662	663,162
Additional paid-in capital	36,074,733	35,890,733
Accumulated deficit	(25,429,930)	(24,120,730)
Total stockholders' equity	11,342,253	12,459,953
Total liabilities and stockholders' equity	$17,765,998	$18,260,201

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2016 and 2015

	2016	2015

REVENUES	$11,890,135	$13,109,003

COST OF REVENUES	11,353,484	13,521,363

GROSS PROFIT (LOSS)	536,651	(412,360)

OPERATING EXPENSES:
General and administrative	681,487	736,265
Salaries and benefits	483,937	436,897
Gain on liability adjustment (Note 5)	-	(914,770)
Hillgrove advance - earned credit (Note 10)	(120,329)	(142,170)
Professional fees	308,078	280,415
TOTAL OPERATING EXPENSES	1,353,173	396,637

INCOME (LOSS) FROM OPERATIONS	(816,522)	(808,997)

OTHER INCOME (EXPENSE):
Other income	-	5,200
Interest income	1,437	6,383
Interest expense	(160,795)	-
Factoring expense	(35,182)	(41,117)
TOTAL OTHER INCOME (EXPENSE)	(194,540)	(29,534)

INCOME (LOSS) BEFORE INCOME TAXES	(1,011,062)	(838,531)

INCOME TAX PROVISION	(298,138)	-

NET INCOME (LOSS)	(1,309,200)	(838,531)

Preferred dividends	(48,649)	(48,649)
Net income (loss) available to
common stockholders	$(1,357,849)	$(887,180)

Net income (loss) per share of
common stock:
Basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	66,781,757	66,207,241

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the years ended December 31, 2016 and 2015

					Additional	Notes Receivable
	Total Preferred Stock		Common Stock		Paid	For	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Stock Sales	Deficit	Total

Balances, December 31, 2014	2,678,909	$26,788	66,027,453	$660,274	$35,740,671	$(150,000)	$(23,282,199)	$12,995,534
								-
Issuance of common stock to directors for services			183,825	1,838	123,162			125,000
Issuance of common stock to consultant for services and settlement agreement			105,000	1,050	56,900			57,950
Forgiveness of note receivable					(30,000)	30,000		-
Cash received on notes receivable						120,000		120,000
Net loss							(838,531)	(838,531)

Balances, December 31, 2015	2,678,909	$26,788	66,316,278	$663,162	$35,890,733	$-	$(24,120,730)	$12,459,953

Issuance of common stock to directors for services			550,000	5,500	132,000			137,500
Issuance of common stock to chief financial officer			200,000	2,000	52,000			54,000
Net loss							(1,309,200)	(1,309,200)

Balances, December 31, 2016	2,678,909	$26,788	67,066,278	$670,662	$36,074,733	$-	$(25,429,930)	$11,342,253

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2016 and 2015

Cash Flows From Operating Activities:	2016	2015
Net income (loss)	$(1,309,200)	$(838,531)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	999,737	932,786
Amortization of debt discount	70,590	-
Gain on sale of equipment	-	(5,200)
Bad debt expense	-	18,668
Hillgrove advance earned credit	(120,329)	(142,170)
Accretion of asset retirement obligation	5,455	5,137
Common stock issued for services	54,000	57,950
Common stock accrued for directors fees	168,750	137,500
Non-cash miscellaneous income	(1,595)	-
Change in:
Accounts receivable	(129,446)	13,333
Inventories	238,601	339,301
Other current assets	212,356	(194,357)
Other assets	(296,673)	49,382
Accounts payable	167,280	(191,701)
Accrued payroll, taxes and interest	(7,751)	86,201
Other accrued liabilities	(18,577)	66,115
Income taxes payable	410,510	-
Payables to related parties	(17,871)	24,039
Net cash provided by operating activities	425,837	358,453

Cash Flows From Investing Activities:
Redemption of reclamation bonds	12,810	-
Proceeds from sale of equipment	-	5,200
Purchase of properties, plants and equipment	(595,839)	(1,709,237)
Net cash used by investing activities	(583,029)	(1,704,037)

Cash Flows From Financing Activities:
Net proceeds from factor	136,617	468
Proceeds from Hillgrove advances	-	1,198,445
Proceeds from notes payable to bank, net	36,645	130,672
Principal payments of long-term debt	(175,238)	(94,141)
Checks issued and payable	35,682	-
Received on notes receivable for stock sales	-	120,000
Net cash provided by financing activities	33,706	1,355,444
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(123,486)	9,860
Cash and cash equivalents at beginning of year	133,543	123,683
Cash and cash equivalents at end of year	$10,057	$133,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash (net of amount capitalized)	$14,694
Income taxes paid in cash	13,090
Noncash investing and financing activities:
Properties, plants & equipment acquired with long-term debt	42,735	$1,061,479
Properties, plants & equipment acquired with accrued liability		36,619
Imputed interest capitalized as property, plant and equipment	26,796	57,088
Properties, plants & equipment acquired with other long term assets		586,893
Common stock payable issued to directors	137,500	125,000
Forgiveness of note receivable for stock sales		30,000

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

2. Concentrations of Risk

	For the Year Ended
Sales to Largest Customers	December 31, 2016	December 31, 2015
Mexichem Specialty Compounds Inc.	$2,108,998	$3,142,586
East Penn Manufacturing Inc	1,147,854	1,236,250
Kohler Corporation	1,474,854	1,736,914
	$4,731,706	$6,115,750
% of Total Revenues	39.80%	46.70%

Largest Accounts Receivable	December 31, 2016	December 31, 2015
Gopher Resources		$141,570
GE Lighting	$162,582
Teck American Inc		80,946
Kohler Corporation	151,500
Wildfire Construction		43,327
	$314,082	$265,843
% of Total Receivables	83.90%	62.90%

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

3. Summary of Significant Accounting Policies, Continued:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant and critical estimates include property, plant and equipment depreciation and impairment, accounts receivable allowance, deferred income taxes, income taxes payable, environmental remediation liabilities and asset retirement obligations. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2016 and 2015 consists of cash held for reclamation performance bonds, and is held as certificates of deposit with financial institutions.

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

Inventories

Inventories at December 31, 2016 and 2015 consisted of finished antimony products, antimony metal, antimony concentrates, antimony ore, and finished zeolite products, and are stated at the lower of first-in, first-out weighted average cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight allocated based on production quantity. Stockpiled ore is carried at the lower of average cost or net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories. The Company periodically reviews its inventories to identify excess and obsolete inventories and to estimate reserves for obsolete inventories as necessary to reflect inventories at net realizable value.

Translations of Foreign Currencies

All amounts are presented in United States (US) Dollars, and the US Dollar is the functional currency of the Company and its foreign subsidiaries. All transactions are carried out in US Dollars, or translated at the time of the transaction.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

3. Summary of Significant Accounting Policies, continued:

Going Concern Consideration

At December 31, 2016, our financial statements show that we have negative working capital of approximately $1.7 million and accumulated deficit of approximately $25.4 million.  In addition, we have incurred losses for the prior three years.  These factors indicate that there may be doubt regarding our ability to continue as a going concern for the next twelve months.

During the year ended December 31, 2016, we endured some of the lowest prices for antimony in the past seven years, with an average sales price for our products of only $2.98 per pound of metal contained.  As of late March 2017, the price for antimony metal contained is approximately $4.00 per pound.  While we experience an increase in our raw material cost in the United States as a result, most of the $1.02 market increase will result in increased cash flow.

In addition, we have cut costs for our labor at our Mexico locations which will result in a lower cost of raw material from Mexico. These cuts have resulted from not processing concentrates from Hillgrove Mines of Australia LTD in 2017. This has resulted in a large reduction in our work force at our Madero smelter, along with a significant decrease in our operating costs for fuel, natural gas, electricity, and reagents. Although our total production in Mexico will decrease due to the lack of Hillgrove concentrates, we are ramping up production from our own mining properties. We are currently on schedule to have seventeen small rotating furnaces in operation by the second quarter of 2017.

In addition, we have implemented wage and other cost reductions across at the corporate level that will decrease our administrative costs in 2017. We expect to continue paying a low cost for propane in Montana, which in years past has been a major operating cost.

In 2017, we have negotiated a reduced monthly lease cost for the Wadley mine of approximately $11,600 a decrease from $23,200 per month.  In addition, we paid the final installment to purchase mining concessions in the Los Juarez mining area.  In 2015 and 2016, we paid $100,000 and $68,600, respectively, for these concession rights.

We believe that our current circumstances and actions taken by management will enable us to be actively operating for the next twelve months.

Properties, Plants and Equipment

Properties, plants and equipment are stated at historical cost and are depreciated using the straight-line method over estimated useful lives of two to thirty years. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to twelve years. Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized. Expenditures for new property, plant, equipment, and improvements that extend the useful life or functionality of the asset are capitalized. The Company capitalized $665,370 and $3,451,317 in plant construction and other capital costs for the years ended December 31, 2016 and 2015, respectively. These amounts include capitalized interest of $35,305 and $66,965, respectively. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

Mineral properties are amortized over the estimated economic life of the mineral resource using the straight-line method, based upon estimated lives of the properties, or the units-of-production method, based upon estimated units of mineral resource.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

3. Summary of Significant Accounting Policies, continued:

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

Mineral Rights

The costs to obtain the legal right to explore, extract and retain at least a portion of the benefits from mineral deposits are capitalized as mineral rights in the year of acquisition. These capitalized costs are amortized on the statement of operations using the straight line method over the expected life of the mineral deposit when placed into production. Mineral rights are assessed for impairment when facts and circumstances indicate that the potential for impairment exists. No impairment has been indicated for the years ended December 31, 2016 or 2015 as a result of this assessment. Mineral rights are subject to write down in the period the property is abandoned.

Exploration and Development

The Company records exploration costs as operating expenses in the period they occur, and capitalizes development costs on discrete mineralized bodies that have proven reserves in compliance with Securities and Exchange Commission Industry Guide 7, and are in development or production.

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

The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of long-lived assets if it is probable that such costs will be incurred and they are reasonably estimable. A corresponding asset is also recorded and depreciated over the life of the assets on a straight line basis. After the initial measurement of the asset retirement obligation, the liability will be adjusted to reflect changes in the estimated future cash flows underlying the obligation. Determination of any amounts included in determination of fair value is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates, and the Company’s credit-adjusted risk-free interest rates.

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
December 31, 2016 and 2015

3. Summary of Significant Accounting Policies, continued:

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

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock. Management has determined that the calculation of diluted earnings per share for the years ended December 31, 2016, and 2015, does not add any shares to basic weighted average shares.

As of December 31, 2016 and 2015, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share are as follows:

	December 31, 2016	December 31, 2015
Warrants	250,000	250,000
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,001,005	2,001,005

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, certificates of deposits, restricted cash, due to factor, and long-term debt. The carrying value of these instruments approximates fair value based on their contractual terms.

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. The Company has no financial assets or liabilities that are adjusted to fair value on a recurring basis.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

3. Summary of Significant Accounting Policies, continued:

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern. The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted the ASU No. 2014-15 on December 31, 2016.

In May 2014, the FASB issued ASU No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The guidance establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. ASU No. 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. We are in the process of evaluating this guidance and our method of adoption.

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. The update provides for inventory to be measured at the lower of cost and net realizable value, and is effective for the fiscal years beginning after December 15, 2016. We do not believe that this will have an impact on our consolidated financial statements when adopted.

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

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of implementing this update on the consolidated financial statements.

Other accounting standards that have been issued by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current year’s presentation. These reclassifications have no effect on previously reported operations, stockholders’ equity (deficit) or cash flows.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Accounts Receivble	December 31, 2016	December 31, 2015
Accounts receivable - non factored	$401,720	$412,922
Accounts receivable - factored with recourse	150,399	13,782
less allowance for doubtful accounts	-	(4,031)
Accounts receivable - net	$552,119	$422,673

Factoring fees paid by the Company during the years ended December 31, 2016 and 2015, were $35,182 and $41,117, respectively. For the years ended December 31, 2016 and 2015, net accounts receivable of approximately $1.80 million and $2.10 million, respectively, were sold under the agreement.

Proceeds from the sales were used to fund inventory purchases and operating expenses. The agreement is for a term of one year with automatic renewal for additional one-year terms.

5. Inventories

The major components of the Company's inventories at December 31, 2016 and 2015 were as follows:

	2016	2015
Antimony Metal	$112,300	$102,207
Antimony Oxide	326,126	332,068
Antimony Concentrates	30,815	133,954
Antimony Ore	181,815	319,631
Total antimony	651,056	887,860
Zeolite	204,581	206,378
	$855,637	$1,094,238

At December 31, 2016 and 2015, antimony metal consisted principally of recast metal from antimony-based compounds, and metal purchased from foreign suppliers. Antimony oxide inventory consisted of finished product oxide held at the Company's plant. Antimony concentrates and ore were held primarily at sites in Mexico and are essentially raw material, carried at cost. At December 31, 2015, antimony inventory was valued at net realizable value. The Company's zeolite inventory consists of salable zeolite material held at BRZ's Idaho mining and production facility, and is carried at cost.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

5. Inventories, continued:

Gain on Liability Adjustment

During the first quarter of 2015, we noted that the amounts we were being invoiced by our Canadian supplier did not appear to be in compliance with our understanding of what we should be paying for the raw material supplied by them. We determined that since April of 2012 the supplier had been billing us for the entire amount of pounds of antimony delivered to us, even though we believed that we should only pay for 90% of the delivered antimony since we lose approximately 10% in processing. We contacted the supplier, and after a mutual review and modification of information that we had supplied to them, the supplier proposed a settlement of $914,770 to be credited against amounts we owed them. We agreed to the settlement amount and recorded it as a reduction of an account payable to the supplier and recognized a gain on liability adjustment in our statement of operations.

6. Properties, Plants and Equipment

The major components of the Company's properties, plants and equipment at December 31, 2016 and 2015 are shown below:

	Antimony Segment		Zeolite Segment
2016	USAC	USAMSA	BRZ	TOTAL
Plant & Equipment	$908,578	$7,943,686	$3,477,260	$12,329,524
Buildings	247,210	900,992	349,946	1,498,148
Mineral Rights and Interests	-	3,793,502	3,664	3,797,166
Land & Other	3,274,572	2,529,294	15,310	5,819,176
	4,430,360	15,167,474	3,846,180	23,444,014
Accumulated Depreciation	(2,538,257)	(2,836,164)	(2,373,627)	(7,748,048)
	$1,892,103	$12,331,310	$1,472,553	$15,695,966

2015	USAC	MEXICO	BRZ	TOTAL
Plant & Equipment	$872,548	$7,497,791	$3,347,629	$11,717,968
Buildings	247,210	900,992	349,946	1,498,148
Mineral Rights and Interests	-	3,743,352	-	3,743,352
Land & Other	3,274,572	2,529,294	15,310	5,819,176
	4,394,330	14,671,429	3,712,885	22,778,644
Accumulated Depreciation	(2,456,928)	(2,131,624)	(2,159,759)	(6,748,311)
	$1,937,402	$12,539,805	$1,553,126	$16,030,333

At December 31, 2016 and 2015, the Company had $521,376 and $891,576, of assets that were considered to be construction in progress and had not yet been depreciated. The majority of this amount relates to equipment not yet placed in service.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

7.
Asset Retirement Obligation and Accrued Reclamation Costs

Changes to the Asset Retirement Obligation balance during 2016 and 2015 are as follows:

Asset Retirement Obligation
Balance December 31, 2014	$147,690
Accretion during 2015	5,137
Balance December 31, 2015	152,827
Accretion during 2016	5,455
Balance December 31, 2016	$158,282

The Company’s total asset retirement obligation and accrued reclamation costs of $265,782 and $260,327, at December 31, 2016 and 2015, respectively, include reclamation obligations for the Idaho and Montana operations of $107,500.

8.
Long-Term Debt:

Long-Term debt at December 31, 2016 and 2015, is as follows:	December 31,	December 31,
	2016	2015
Note payable to First Security Bank, bearing interest at 6%;
payable in monthly installments of $917; maturing
September 2018; collateralized by equipment.	$18,245	$27,845
Note payable to Caterpillar Financial Services, bearing interest at 6%;
payable in monthly installments of $1,300; maturing
August 2019; collateralized by equipment.	40,556	-
Note payable to Wells Fargo Bank, bearing interest at 4%;
payable in monthly installments of $477; original maturity date of
December 2016; collateralized by equipment.	473	5,399
Note payable to De Lage Landen Financial Services,
bearing interest at 5.30%; payable in monthly installments of $549;
original maturity date of March 2016; collateralized by equipment.	-	2,171
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	20,581	27,587
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing December 2019; collateralized by equipment.	22,944	29,300
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000;
original maturity date of March 2015; collateralized by equipment.	14,146	14,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2019, net of discount.	776,319	820,272
Obligation payable for Guadalupe Mine, non-interest bearing,
annual payments from $60,000 to $149,078 through 2026, net of discount.	970,651	972,312
	1,863,915	1,899,032
Less current portion	(391,046)	(181,287)
Long-term portion	$1,472,869	$1,717,745

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

8.
Long-Term Debt, Continued:

At December 31, 2016, principal payments on debt are due as follows:

Year Ending December 31,
2017	$391,046
2018	260,232
2019	307,081
2020	198,436
2021	108,150
Thereafter	598,970
$1,863,915

Guadalupe Mine
On March 7, 2012 and on April 4, 2012, the Company entered into a supply agreement and a loan agreement, respectively, (“the Agreements”) with several individuals collectively referred to as ‘Grupo Roga’ or ‘Guadalupe.’ During the term of the supply agreement the Company funded certain of Guadalupe’s equipment purchases, tax payments, labor costs, milling and trucking costs, and other expenses incurred in the Guadalupe mining operations for approximately $112,000. In addition to the advances for mining costs, the Company purchased antimony ore from Guadalupe that failed to meet agreed upon antimony metal recoveries and resulted in approximately $475,000 of excess advances paid to Guadalupe.

The Agreements with Guadalupe granted the Company an option to purchase the concessions outright for $2,000,000. On September 29, 2015, the Company notified the owners of Guadalupe that it was exercising the option to purchase the Guadalupe property. The option exercise agreement allowed the Company to apply all amounts previously due the Company by Guadalupe of $586,893 to the purchase price consideration, resulting in a net obligation for the purchase of the Guadalupe mine of $1,413,107. The Company is obligated to make annual payments that vary from $60,000 to $149,077 annually through 2026. The debt payments are non-interest bearing. In 2015, the Company determined the net present value of the future contractual stream of payments to be $972,722 using a 6% discount rate. The Company recorded $972,722 as the cost of the concessions and the debt payable equal to total payments due of $1,413,107 less a discount of $440,385. The discount is being amortized to interest expense using the effective interest method over the life of the debt. During the years ended December 31, 2016 and 2015, the Company paid $60,000 and $15,000 on this debt, respectively, and amortized $58,339 and $14,591, respectively, of discount.

9.
Notes Payable to Bank

At December 31, 2016 and 2015, the Company had the following notes payable to bank:

	December 31,	December 31,
	2016	2015
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$76,350	$36,881

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	90,967	93,791
Total notes payable to the bank	$167,317	$130,672

These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,998.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

10.
Hillgrove Advances Payable

On November 7, 2014, the Company entered into a loan and concentrate processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) by which Hillgrove advanced the Company funds to be used to expand their smelter in Madero, Mexico, and in Thompson Falls, Montana, so that they may process antimony and gold concentrates produced by Hillgrove’s mine in Australia. The agreement required that the Company construct equipment so that it can process approximately 200 metric tons of concentrate initially shipped by Hillgrove, with a provision so that the Company may expand to process more than that. The parties agreed that the equipment will be owned by USAC and USAMSA. The agreement called for the Company to sell the final product for Hillgrove, and Hillgrove to have approval rights of the customers for their products. The agreement allows the Company to recover its operating costs at a rate approved by Hillgrove, and to charge a 7.5% processing fee and a 2.0% sales commission on each sale. The initial term of the agreement is five years; however, Hillgrove may suspend or terminate the agreement at its discretion. The Company may terminate the agreement and begin using the furnaces for their own production if Hillgrove fails to recommence shipments within 365 days of a suspension notice.

The terms of the agreement require payment upon Hillgrove’s issuance of a stop notice. If a stop notice was issued between one year and two years, there was a formula to prorate the repayment amount from 0% to 81.25%. If a stop order is issued after two years, the repayment obligation is 81.25% of the funds advanced at that point. No stop notice was issued during the initial two year period ended November 7, 2016, thus the Company’s obligation to Hillgrove is 81.25% of total advanced funds. Through December 31, 2016, Hillgrove advanced the Company a total of $1,396,721, resulting in a net liability of $1,134,221 which is 81.25% of monies advanced. The difference between the amount advanced and the amount payable of $262,500 was recorded as deferred earned credit and recognized ratably through the period ending November 7, 2016. During the year ended December 31, 2016 and 2015, $120,329 and $142,171 of the deferred earned credit was recognized. Based on conversations with Hillgrove, management does not anticipate receiving a stop notice in 2017 thus the entire amount is classified as long term.

11.
Stockholders' Equity

Issuance of Common Stock for Cash

The Company did not issue any common stock for cash in 2015 or 2016.

Issuance of Common Stock for Services to Directors and Consultants

On December 30, 2015, the Company awarded shares of unregistered common stock to be paid to its directors for services during 2015, having a fair value of $125,000, based on the stock price at the date declared. In March of 2016 the Company issued the Board members 550,000 shares of the Company’s common stock at $0.25 per share for services in 2015 with a value of $137,500.

During 2015, the Company issued 105,000 shares to Herbert Denton for investor relations services provided and in connection with the Settlement Agreement (Note 15). The shares estimated fair value at the time of issue was approximately $27,950.

In December of 2016, the Company issued Daniel Parks, the Company’s Chief Financial Officer, 200,000 shares of the Company’s common stock valued at $54,000 to retain his services for a two year period. As part of the agreement, Mr. Parks’ hours worked and normal compensation will be reduced.

During 2016, the Company awarded common stock with a value at December 31, 2016 of $168,750 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $168,750 as director compensation expense and accrued stock payable. In March 2017, the directors were issued 421,875 shares for this award.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

11. Stockholders' Equity, Continued:

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

At December 31, 2016 and 2015, warrants for purchase of 250,000 shares of the Company’s common stock for $0.25 per share are outstanding and have no expiration date. These warrants are owned by the Company’s president. During 2015, warrants for purchase of 476,917 shares of common stock for $4.50 expired.

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Series B

During 1993, the Board established a Series B preferred stock, consisting of 750,000 shares. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock (none of which are outstanding); has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors. During the years ended December 31, 2016 and 2015 the Company recognized $7,500 in Series B preferred stock dividend. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. The Series B Preferred stock is no longer convertible to shares of the Company’s common stock. At December 31, 2016 and 2015, cumulative dividends in arrears on the outstanding Series B shares were $165,000 and $157,500, respectively.

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

Series D

During 2002, the Board established a Series D preferred stock, authorizing the issuance of up to 2,500,000 shares. The Series D preferred stock has preference over the Company’s common stock but is subordinate to the liquidation preferences of the holders of the Company’s outstanding Series A, Series B and Series C preferred stock. Series D preferred stock carries voting rights and is entitled to annual dividends of $0.0235 per share. The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends. No dividends have been declared or paid with respect to the Series D preferred stock. At December 31, 2016 and 2015, the cumulative dividends in arrears on the 1,751,005 outstanding Series D shares were $542,664 and $501,515, respectively, payable if and when declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series D preferred stockholders is $2.50 per share. At December 31, 2016 and 2015, the liquidation preference for Series D preferred stock was $4,920,178 and $4,879,029, respectively. Holders of the Series D preferred stock have the right, subject to the availability of authorized but unissued common stock, to convert their shares into shares of the Company's common stock on a one-to-one basis without payment of additional consideration and are not redeemable unless by mutual consent. The majority of Series D preferred shares are held by John Lawrence, president of the Company.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

12. 2000 Stock Plan

In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan"). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000. At December 31, 2016 and 2015, 300,000 shares of the Company's common stock had been previously issued and are outstanding under the Plan. There were no issuances under the Plan during 2016 and 2015.

13. Income Taxes

Domestic and foreign components of income (loss) from operations before income taxes for the years ended December 31, 2016 and 2015, are as follows:

	2016	2015
Domestic	$(263,652)	$982,901
Foreign	(747,410)	(1,821,432)
Total	$(1,011,062)	$(838,531)

At December 31, 2016 and 2015, the Company had net deferred tax assets as follows:

	2016	2015
Deferred tax assets:
Foreign exploration costs	$47,011	$87,494
Foreign net operating loss carry forward	1,309,445	2,515,954
Domestic net operating loss carry forward	465,145	185,472
Deferred tax assets	1,821,601	2,788,920

Valuation allowance (foreign)	(1,309,445)	(2,515,954)
Valuation allowance (domestic)	(299,522)	(90,220)
Total deferred tax assets	212,634	182,746

Deferred tax liabilities:
Property, plant, and equipment	(210,912)	(181,224)
Other	(1,722)	(1,522)
Total deferred tax liabilities	(212,634)	(182,746)
Net Deferred Tax Assets	$-	$-

At December 31, 2016, the Company has federal net operating loss (“NOL”) carry forwards of approximately $0.9 million that expire at various dates between 2026 and 2037. In addition, the Company has Montana state net operating loss carry forwards of approximately $2.9 million which expire between 2017 and 2023, and Idaho state net operating loss carry forwards of approximately $1.2 million, which expire between 2032 and 2037. The Company has approximately $4.3 million of Mexican net operating loss carry forwards which expire between 2023 and 2026.

At December 31 2016 and 2015, the Company had deferred tax assets arising principally from net operating loss carry forwards for income tax purposes. As management cannot determine that it is more likely than not the benefit of the net deferred tax asset will be realized, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at December 31, 2016 and 2015.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

13. Income Taxes, continued:

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax loss for the years ended December 31, 2016 and 2015, due to the following:

	2016	2015
Tax benefit at federal statutory rate	$(353,872)	$(293,486)
State income tax effect	(21,754)	(32,283)
Foreign income tax effect	37,371	91,072
Non-deductible items	3,263	-
Percentage depletion	(40,976)	-
Change in valuation allowance - Domestic	151,745	(311,732)
Change in valuation allowance - Foreign	224,223	546,429
Foreign tax assessment	285,048	-
Alternative minimum tax - Domestic	13,090	-
Total	$298,138	$-

Change in valuation allowance is comprised of the following:

	2016	2015
Domestic
Change in deferred tax asset for current year	$(151,745)	$(166,547)
Adjustment for prior year tax estimate to actual	(57,557)	(145,185)
	$(209,302)	$(311,732)
Foreign
Change in deferred tax asset for current year	$(224,223)	$589,613
Adjustment for impact of tax assessment	285,048	-
Impact on change in foreign exchange rate	421,643	366,591
Adjustment for prior year tax estimates to actual	724,041	(409,775)
	$1,206,509	$546,429

In 2015, the Mexican tax authority (“SAT”) initiated an audit of the USAMSA’s 2013 income tax return. In October 2016, as a result of its audit, SAT assessed the Company $13.8 million pesos, which is approximately $666,400 in U.S. Dollars (“USD”) as of December 31, 2016. Approximately $285,000 USD of the total assessment is interest and penalties. SAT’s assessment is based on the disallowance of specific costs that the Company deducted on the 2013 USAMSA income tax return. These disallowed costs were incurred by the Company for USAMSA’s business operations. SAT claims that the costs were not deductible or were not supported by appropriate documentation.

Management has reviewed the assessment notice from SAT and believes numerous findings have no merit. The Company has engaged accountants and tax attorneys in Mexico to defend its position. An appeal has been filed which is expected to be completed during 2017.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

13. Income Taxes, continued:

At December 31, 2016, management has estimated possible outcomes for this assessment and believes it will ultimately pay an amount ranging from 30% of the total assessment to the total assessed amount. The Company’s agreement with the tax professionals is that the professionals will receive 30% of the amount of tax relief they are able to achieve. At December 31, 2016, we have accrued a potential liability of $410,510 USD of which $285,048 is for unpaid income taxes, $75,510 is for interest expense, and $49,952 is for penalties. The amount accrued represents management’s best estimate of the amount that will ultimately be paid. The outcome could vary from this estimate. In addition, fluctuation in exchange rates have an ongoing impact on the amount the Company will pay in U.S. dollars. At March 17, 2017, the assessed amount is approximately $712,000 in U.S dollars.

If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will adjust its net operating loss carryforward, or accrue any additional penalties, interest, and tax associated with the audit. Our tax professionals in Mexico have reviewed and filed tax returns with the SAT for 2014 and 2015, and have advised us that they do not expect us to have a tax liability for those years relating to similar issues.

During the years ended December 31, 2016 and 2015, there were no material uncertain tax positions taken by the Company. The Company United States income tax filings are subject to examination for the years 2014 through 2016, and 2013 through 2016 in Mexico. The Company charges penalties on assessments to general and administrative expense and charges interest to interest expense.

14. Related-Party Transactions

The Company’s President and Chairman, John Lawrence, rents equipment and an aircraft to the Company and charges the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owns. The amount due to Mr. Lawrence as of December 31, 2016 and 2015 was $14,525 and $32,396, respectively. Expenses paid to Mr. Lawrence for the years ended December 31, 2016 and 2015 were $16,791 and $30,844, respectively.

15. Commitments and Contingencies

In 2005, Antimonio de Mexico, S. A. (“AM”) signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for annual payments. Total payments will not exceed $1,430,344, reduced by taxes paid. During the years ended December 31, 2016 and 2015, $65,000 and $127,500, respectively, was paid and capitalized as mineral rights in accordance with the Company’s accounting policies. At December 31, 2016, the Company has made all of the required payments under the agreement.

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease calls for a mandatory term of one year and requires payments of $10,500 plus IVA tax per month. The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms. The lease was renewed in June of 2016.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At December 31, 2016 and 2015, the Company has no accruals relating to such assessments.

In prior years, the Company utilized Providence Capital, Inc., a Delaware corporation (“Providence”), and Herbert A. Denton to provide investor relations services.  On April 1, 2015, we entered into an agreement with

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

15. Commitments and Contingencies

Providence to provide us services as our Investor Relations Representative.  We terminated this agreement in May 2015, and signed a Settlement Agreement dated July 27, 2015, and a Supplemental Settlement Agreement dated August 1, 2015.  These agreements provided for a payment to Mr. Denton of 100,000 shares of the Company’s common stock and $25,000 to be paid in five equal installments. On August 31, 2015, we issued 100,000 shares of common stock valued at $0.55 per share or $55,000 to Mr. Denton.  On October 12, 2015, we served Mr. Denton with a notice of material breach of the termination agreements and suspended the remaining payments of $15,000. We have subsequently filed an action in federal court to force Mr. Denton to comply with the terms of the termination agreements and for damages related to his non-compliance.  Subsequent to the Company’s filing, Mr. Denton filed a counterclaim against the Company seeking an award for damages for breach of contract, conversion, defamation of character, failure to exercise business judgement and intentional infliction of emotional duress and damage to reputation. We have settled with Mr. Denton for a cash payment of $10,000 and the removal of all restrictions on the 100,000 shares of common stock we previously issued to him.

  16. Business Segments

The Company is currently organized and managed by four segments, which represent the three operating units: United States antimony operations, Mexican antimony operations and United States zeolite operations, and separate segment for revenue received from the sale of precious metals recovered from the antimony process. The Company’s precious metals segment was added as a new reporting segment in 2016. The precious metals activity has been reclassified from the antimony segment for 2015. The Company’s Other operating costs include general and administrative expenses, freight and delivery, and other non-production related costs. Other income and expense consists primarily of interest income and expense and factoring expense.

The Madero smelter and Puerto Blanco mill at the Company’s Mexico operation brings antimony up to an intermediate stage, which is then shipped to the United States operation for finishing and sales at the Thompson Falls, Montana plant. The Zeolite operation produces Zeolite near Preston, Idaho. Almost all of the sales of products from the United States antimony and Zeolite operations are to customers in the United States. Precious metal revenues are from sales to customers in the United States and Canada.

Segment disclosures regarding sales to major customers and for property, plant, and equipment are located in Notes 2 and 6, respectively.

Properties, plants	December 31,	December 31,
and equipment, net:	2016	2015
Antimony
United States	$1,892,103	$1,937,402
Mexico	12,331,310	12,539,805
Subtotal Antimony	14,223,413	14,477,207
Zeolite	1,472,553	1,553,126
Total	$15,695,966	$16,030,333

Total Assets:	December 31, 2016	December 31, 2015
Antimony
United States	$2,693,614	$2,676,263
Mexico	13,027,952	13,400,895
Subtotal Antimony	15,721,566	16,077,158
Zeolite	2,044,432	2,183,043
Total	$17,765,998	$18,260,201

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

  16. Business Segments, Continued:

	For the year ended	For the year ended
Capital expenditures:	December 31, 2016	December 31, 2015
Antimony
United States	$36,028	$33,028
Mexico	496,046	3,435,002
Subtotal Antimony	532,074	3,468,030
Zeolite	133,296	196,238
Total	$665,370	$3,664,268

Segment Operations for the	Antimony	Antimony	Precious	Bear River
Year ended December 31, 2016	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$8,740,602	$3,568	$672,871	$2,473,094	$11,890,135

Depreciation and amortization	81,328	704,541	-	213,868	999,737

Income (loss) from operations	4,048,193	(5,109,734)	-	245,019	(816,522)

Income tax expense	(13,090)	(285,048)	-	-	(298,138)

Other income (expense)	(34,262)	(149,165)	-	(11,113)	(194,540)

NET INCOME (LOSS)	$2,859,972	$(5,133,439)	$672,871	$233,907	$(1,309,200)

Segment Operations for the	Antimony	Antimony	Precious	Bear River
Year ended December 31, 2015	USAC	Mexico	Metals	Zeolite	Totals

Total revenues	$9,856,398	$7,535	$491,426	$2,753,644	$13,109,003

Depreciation and amortization	61,819	649,526	-	221,441	932,786

Income (loss) from operations	4,990,865	(6,311,265)	-	511,403	(808,997)

Other income (expense):	(24,280)	-	-	(5,255)	(29,534)

NET INCOME (LOSS)	$4,475,160	$(6,311,265)	$491,426	$506,148	$(838,531)