Form 10-Q
period 2017-03-31
UNITED STATES ANTIMONY CORP
filed 2017-05-15
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

At May 15, 2017, the registrant had outstanding 67,183,466 shares of par value $0.01 common stock.

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

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED MARCH 31, 2017
(UNAUDITED)

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)	1-12

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	13-16

Item 3: Quantitative and Qualitative Disclosure about Market Risk	16

Item 4: Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	18

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3: Defaults upon Senior Securities	18

Item 4: Mine Safety Disclosures	18

Item 5: Other Information	18

Item 6: Exhibits and Reports on Form 8-K	18

SIGNATURE	18

CERTIFICATIONS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

ASSETS
	(Unaudited)
	March 31, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$11,129	$10,057
Certificates of deposit	252,062	251,641
Accounts receivable, net	554,380	552,119
Inventories	911,023	855,637
Other current assets	5,183	23,101
Total current assets	1,733,777	1,692,555

Properties, plants and equipment, net	15,559,890	15,695,966
Restricted cash for reclamation bonds	63,274	63,274
Other assets	362,370	314,203
Total assets	$17,719,311	$17,765,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$14,163	$35,682
Accounts payable	2,121,759	1,797,251
Due to factor	146,011	150,399
Accrued payroll, taxes and interest	193,280	213,695
Other accrued liabilities	128,854	122,968
Payables to related parties	2,048	14,525
Deferred revenue	78,730	78,730
Notes payable to bank	183,302	167,317
Income taxes payable (Note 11)	451,961	410,510
Long-term debt, current portion, net of discount	433,993	391,046
Total current liabilities	3,754,101	3,382,123

Long-term debt, net of discount and current portion	1,400,315	1,472,869
Hillgrove advances payable (Note 8)	1,134,216	1,134,221
Common stock payable to directors for services	43,750	168,750
Asset retirement obligations and accrued reclamation costs	267,229	265,782
Total liabilities	6,599,611	6,423,745
Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $909,375 and $907,500
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,014,692 and $4,879,029
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
67,488,063 and 66,866,278 shares issued and outstanding, respectively	674,881	670,662
Additional paid-in capital	36,239,264	36,074,733
Accumulated deficit	(25,821,233)	(25,429,930)
Total stockholders' equity	11,119,700	11,342,253
Total liabilities and stockholders' equity	$17,719,311	$17,765,998

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations - Unaudited

	For the three months ended
	March 31, 2017	March 31, 2016

REVENUES	$2,619,330	$3,322,203

COST OF REVENUES	2,529,786	3,111,375

GROSS PROFIT	89,544	210,828

OPERATING EXPENSES:
General and administrative	200,592	163,877
Salaries and benefits	97,487	109,589
Hillgrove advance - earned credit (Note 8)	-	(23,991)
Professional fees	103,338	143,650
TOTAL OPERATING EXPENSES	401,417	393,125

INCOME (LOSS) FROM OPERATIONS	(311,873)	(182,297)

OTHER INCOME (EXPENSE):
Interest income	571	1,183
Interest expense	(27,650)	-
Foreign exchange gain (loss)	(41,451)	-
Factoring expense	(10,900)	(7,526)
TOTAL OTHER INCOME (EXPENSE)	(79,430)	(6,343)

INCOME (LOSS) BEFORE INCOME TAXES	(391,303)	(188,640)

NET LOSS	(391,303)	(188,640)
Preferred dividends	(12,162)	(12,162)

Net loss available to common stockholders	$(403,465)	$(200,802)

Net income (loss) per share of
common stock:
Basic and diluted	$(0.01)	Nil

Weighted average shares outstanding:
Basic	67,183,466	66,509,685
Diluted	67,183,466	66,509,685

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited
	For the three months ended
Cash Flows From Operating Activities:	March 31, 2017	March 31, 2016
Net income (loss)	$(391,303)	$(188,640)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	215,675	261,150
Amortization of debt discount	23,413	-
Hillgrove advance earned credit	-	(23,991)
Accretion of asset retirement obligation	1,447	1,364
Common stock payable for directors fees	43,750	37,500
Foreign exchange loss	41,451	-
Other, net	(426)	-
Change in:
Accounts receivable	(2,261)	(445,351)
Inventories	(55,386)	144,154
Other current assets	17,918	114,555
Other assets	(48,167)	1,000
Accounts payable	324,508	330,057
Accrued payroll, taxes and interest	(20,415)	(30,766)
Other accrued liabilities	5,886	51,213
Payables to related parties	(12,477)	231
Net cash provided (used) by operating activities	143,613	252,476

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(79,599)	(245,702)
Net cash used by investing activities	(79,599)	(245,702)

Cash Flows From Financing Activities:
Change in checks issued and payable	(21,519)	-
Net borrowing from factor	(4,388)	84,083
Proceeds from notes payable to bank	15,985	-
Principal paid notes payable to bank	-	(44,912)
Principal payments of long-term debt	(53,020)	(41,824)
Net cash provided (used) by financing activities	(62,942)	(2,653)
NET INCREASE IN CASH
AND CASH EQUIVALENTS	1,072	4,121
Cash and cash equivalents at beginning of period	10,057	133,543
Cash and cash equivalents at end of period	$11,129	$137,664

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Imputed interest capitalized as property, plant and equipment	-	$24,353
Common stock payable issued to directors	$168,750	137,500

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2.  Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock. Management has determined that the calculation of diluted earnings per share for the quarters ended March 31, 2017 and March 31, 2016, is not applicable since any additions to outstanding shares related to common stock equivalents would be anti-dilutive.

As of March 31, 2017 and 2016, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	March 31, 2017	March 31, 2016
Warrants	250,000	250,000
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,001,005	2,001,005

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

3.
Inventories:

Inventories at March 31, 2017 and December 31, 2016 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at March 31, 2017 and December 31, 2016, is as follows:

	March 31,	December 31,
	2017	2016
Antimony Metal	$235,741	$112,300
Antimony Oxide	252,553	326,126
Antimony Concentrates	28,317	30,815
Antimony Ore	172,347	181,815
Total antimony	688,958	651,056
Zeolite	222,065	204,581
	$911,023	$855,637

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

Accounts Receivble	March 31, 2017	December 31, 2016
Accounts receivable - non factored	$408,369	$401,720
Accounts receivable - factored with recourse	146,011	150,399
Accounts receivable - net	$554,380	$552,119

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

5.
Commitments and Contingencies:

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease calls for a mandatory term of one year and, and as of March 31, 2017, requires payments of $10,000 plus a tax of $1,700, per month. The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms. The next lease is scheduled for renewal in June 2017.

6.   Notes Payable to Bank:

At March 31, 2017 and December 31, 2016, the Company had the following notes payable to the bank:

	March 31,	December 31,
	2017	2016
Promissory note payable to First Security Bank of Missoula,
bearing interest at 5.0%, maturing February 27, 2018,
payable on demand, collateralized by a lien on Certificate of
Deposit number 48614	$83,303	$76,350

Promissory note payable to First Security Bank of Missoula,
bearing interest at 5.0%, maturing February 27, 2018,
payable on demand, collateralized by a lien on Certificate of
Deposit number 48615	99,999	90,967

Total notes payable to bank	$183,302	$167,317

These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,999.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

7. Long – Term Debt:

Long-Term debt at March 31, 2017 and December 31, 2016, is as follows:	March 31,	December 31,
	2017	2016
Note payable to First Security Bank, bearing interest at 6%;
payable in monthly installments of $917; maturing
September 2018; collateralized by equipment.	$15,755	$18,246
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $1,300; maturing
August 2019; collateralized by equipment.	37,248	40,556
Note payable to Wells Fargo Bank, bearing interest at 4%;
payable in monthly installments of $477; maturing
December 2016; collateralized by equipment.	-	473
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	18,195	20,581
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing December 2019; collateralized by equipment.	20,581	22,944
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	14,146	14,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2019, net of discount.	762,167	776,319
Obligation payable for Guadalupe Mine, non-interest bearing,
annual payments from $60,000 to $149,078 through 2026, net of discount.	966,216	970,651
	1,834,308	1,863,916
Less current portion	(433,993)	(391,046)
Long-term portion	$1,400,315	$1,472,870

At March 31, 2017, principal payments on debt are due as follows:

Year Ending March 31,
2018	433,993
2019	272,496
2020	275,467
2021	172,936
2022	108,312
Thereafter	571,104
$1,834,308

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8. Hillgrove Advances Payable

On November 7, 2014, the Company entered into a loan and processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) by which Hillgrove will advance the Company funds to be used to expand their smelter in Madero, Mexico, and in Thompson Falls, Montana, so that they may process antimony and gold concentrates produced by Hillgrove’s mine in Australia. The agreement requires that the Company construct equipment so that it can process approximately 200 metric tons of concentrate initially shipped by Hillgrove, with a provision so that the Company may expand to process more than that. The parties agreed that the equipment will be owned by USAC and USAMSA. The final terms of when the repayment takes place have not yet been agreed on. The agreement called for the Company to sell the final product for Hillgrove, and Hillgrove to have approval rights of the customers for their products. The agreement allows the Company to recover its operating costs as approved by Hillgrove, and to charge a 7.5% processing fee and a 2.0% sales commission. The initial term of the agreement is five years; however, Hillgrove may suspend or terminate the agreement at its discretion. The Company may terminate the agreement and begin using the furnaces for their own production if Hillgrove fails to recommence shipments within 365 days of a suspension notice. At March 31, 2017, the net amount due to Hillgrove for advances was $1,134,216. As of March 31, 2107, repayment of the advances is not expected to occur within the next twelve months so the balance is classified as a long term liability.

 9. Concentrations of Risk:

Sales to Three	For the Period Ended
Largest Customers	March 31, 2017	March 31, 2016
Kohler Corporation	$445,178	$432,283
East Penn Manufacturing	148,643	536,413
Mexichem Speciality Compounds	786,425	590,423
	$1,380,246	$1,559,119
% of Total Revenues	52.70%	46.90%

Three Largest
Accounts Receivable	March 31, 2017	March 31, 2016
Kohler Corporation	$149,124	$211,295
Accupowder International		110,000
Mexichem Speciality Compounds	135,680	95,062
Nutreco Canada Inc.	28,139	-
	$312,943	$416,357
% of Total Receivables	56.50%	48.00%

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

10.  Related Party Transactions:

During the three months ended March 31, 2017 and 2016, the Chairman of the audit committee and compensation committee received $4,500 and $9,000, respectively, for services performed. See Note 12 for shares of common stock issued to directors.

During the three months ended March 31, 2017 and 2016, the Company paid $2,480 and $13,710, respectively, to John Lawrence, our President and Chief Executive Officer, as reimbursement for equipment used by the Company.

11.  Income Taxes:

During the quarter ended March 31, 2017, and the year ended December 31, 2016, the Company determined that a valuation allowance equal to 100% of any deferred tax asset was appropriate, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of a net deferred tax asset. The net effect is that the deferred tax asset as of December 31, 2016, and any deferred tax assets that may have been incurred since then, are fully reserved for at March 31, 2017.

Management estimates the effective tax rate at 0% for the current year.

In 2015, the Mexican tax authority (“SAT”) initiated an audit of the USAMSA’s 2013 income tax return. In October 2016, as a result of its audit, SAT assessed the Company $13.8 million pesos, which is approximately $666,400 in U.S. Dollars (“USD”) as of December 31, 2016. Approximately $285,000 USD of the total assessment is interest and penalties. SAT’s assessment is based on the disallowance of specific costs that the Company deducted on the 2013 USAMSA income tax return. These disallowed costs were incurred by the Company for USAMSA’s business operations. SAT claims that the costs were not deductible or were not supported by appropriate documentation. At March 31, 2017, the assessed amount is $737,000 in U.S dollars.

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

At December 31, 2016, we accrued a potential liability of $410,510 USD of which $259,490 is for unpaid income taxes, $75,510 is for interest expense, and $49,952 is for penalties. The amount accrued represents management’s best estimate of the amount that will ultimately be paid. The outcome could vary from this estimate. At March 31, 2017, the Company recognized a $41,151 increase due to the change in exchange rate. Fluctuation in exchange rates has an ongoing impact on the amount the Company will pay in U.S. dollars.

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

During the quarter ended March 31, 2017, the Board of Directors was issued a total of 421,875 shares of common stock for $168,750 in directors’ fees that were payable at December 31, 2016. In addition during the quarter, the Company accrued $43,750 in directors’ fees payable that will be paid in common stock.

13.  Business Segments:

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

Segment disclosure regarding sales to major customers is located in Note 9.

Properties, plants and equipment, net:	March 31, 2017	December 31, 2016
Antimony
United States	$1,674,831	$1,694,331
Mexico	11,866,975	11,984,467
Subtotal Antimony	13,541,806	13,678,798
Precious metals	587,615	544,615
Zeolite	1,430,469	1,472,553
Total	$15,559,890	$15,695,966

Total Assets:	March 31, 2017	December 31, 2016
Antimony
United States	$2,360,482	$2,495,842
Mexico	12,749,939	12,681,109
Subtotal Antimony	15,110,421	15,176,951
Precious metals	587,615	544,615
Zeolite	2,021,275	2,044,432
Total	$17,719,311	$17,765,998

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.
Business Segments, Continued:

	For the three months ended
Capital expenditures:	March 31, 2017	March 31, 2016
Antimony
United States	$-	$1,035
Mexico	28,683	207,886
Subtotal Antimony	28,683	208,921
Precious Metals	43,000	19,365
Zeolite	7,916	41,769
Total	$79,599	$270,055

Segment Operations for the three	Antimony	Antimony	Precious	Bear River
months ended March 31, 2017	USAC	Mexico	Metals	Zeolite	Totals

Total revenues	$1,968,725	$17,782	$20,811	$612,012	$2,619,330

Depreciation and amortization	19,500	146,175	-	50,000	215,675

Income (loss) from operations	328,900	(751,176)	20,811	89,592	(311,873)

Other income (expense):	(11,078)	(64,965)	-	(3,387)	(79,430)

NET INCOME (LOSS)	$317,822	$(816,141)	$20,811	$86,205	$(391,303)

Segment Operations for the three	Antimony	Antimony	Precious	Bear River
months ended March 31, 2016	USAC	Mexico	Metals	Zeolite	Totals

Total revenues	$2,504,564	$16,668	$217,617	$583,354	$3,322,203

Depreciation and amortization	15,500	188,650		57,000	261,150

Income (loss) from operations	884,197	(1,279,512)	182,848	30,170	(182,297)

Other income (expense):	(5,975)	-	-	(368)	(6,343)

NET INCOME (LOSS)	$878,222	$(1,279,512)	$182,848	$29,802	$(188,640)

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

Results of Operations by Division
Antimony and Precious Metals	1st Qtr	1st Qtr
Combined USA and Mexico	2017	2016
Lbs of Antimony Metal Canada	459,666	486,752
Lbs of Antimony Metal Mexico	88,184	426,089
Total Lbs of Antimony Metal Sold	547,850	912,841
Sales Price/Lb Metal	$3.63	$2.76
Net income (loss)/Lb Metal	$(0.87)	$(0.24)

Gross antimony revenue - net of discount	1,986,507	2,521,232
Precious metals revenue	20,811	217,617
Production and shipping costs	(1,780,410)	(2,210,291)
Mexico non-production costs	(126,707)	(195,642)
General and administrative - non-production	(386,468)	(347,871)
Net interest and gain on sale of asset	(25,566)	663
EBITDA	(311,833)	(14,292)
Depreciation & amortization	(165,675)	(204,150)
Net income (loss) - antimony and precious metals	$(477,508)	$(218,442)

Zeolite
Tons sold	3,353	3,097
Sales Price/Ton	$182.53	$188.36
Net income (Loss)/Ton	$25.71	$9.62

Gross zeolite revenue	612,012	583,354
Production costs, royalties and shipping costs	(448,446)	(479,061)
General and administrative - non-production	(25,849)	(18,010)
Net interest	(1,512)	519
EBITDA	136,205	86,802
Depreciation	(50,000)	(57,000)
Net income (loss) - zeolite	$86,205	$29,802

Company-wide
Gross revenue	$2,619,330	$3,322,203
Production costs	(2,228,856)	(2,689,352)
Mexico non-production costs	(126,707)	(195,642)
General and administrative - non-production	(412,317)	(365,881)
Net interest	(27,078)	1,182
EBITDA	(175,628)	72,510
Depreciation & amortization	(215,675)	(261,150)
Net income (loss)	$(391,303)	$(188,640)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.
Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

The Mexico non-production costs for the three months ending March 31, 2017, are primarily due to holding costs from inactivity at the Los Juarez, Guadalupe, and Soyatal mines and the Puerto Blanco mill, as well as the foreign exchange loss on the outsanding tax liability in Mexico. The loss of production at the Madero smelter from transitioning to Mexican raw material due to the closing of the Hillgrove mine in Australia and the subsequent loss of Hillgrove raw material contributed to non-production costs during the first quarter of 2017.

Company-Wide

For the first quarter of 2017, we recognized a net loss of $391,303 on sales of $2,619,330, compared to a net loss of $188,640 in the first quarter of 2016 on sales of $3,322,203. The loss in the first quarter of 2017 was primarily due to the loss of raw material from Hillgrove Mines of Australia. We also recognized approximately $124,732 of settlement costs related to our precious metals production during the first quarter of 2017. Hillgrove Mines has given us permission to use the LRF and other furnaces built for their use for our own production.

For the first quarter of 2017, EBITDA was a negative $175,628 compared to a positive EBITDA of $72,510 for the same period of 2016.

For the first quarter of 2017, the non-production general and administrative expenses were $412,317 compared to $365,881 for the same period of 2016.

Antimony

We began the mining and processing of ore from our own Mexican mines during Q1of 2017 and although it had produced 132,184 pounds, only 88,184 pounds were sold. Producing fromour own Mexican mines will allow the Company to benefit from 100% of the price increases rather than a processing fee and a small percent of the price increases.

The average sales price of antimony during Q1 2017 was $3.63 per pound compared to $2.76 during the same period in 2016. Unfortunately, we realized only a small part of the price increase because we were selling approximately three months ahead. We are no longer taking orders this far in advance.

The metallurgical problems with the Los Juarez ore have been solved, and we are processing the ore presently in inventory. As soon as we are permitted, we will complete construction of our leach circuit at the Puerto Blanco mill if it is needed.

In response to the loss of the raw material supply from Australia, we are implementing the following actions:

●
At the Wadley mine, production is being increased with more miners. The use of pneumatic hammers is planned in lieu of explosives.
●
At the Soyatal mine, we have begun the direct shipping of high grade ore from the mine directly to the Madero smelter.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.
Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Precious Metals

The caustic leach of flotation concentrates from Los Juarez was successful, and the sequential pilot production of the Los Juarez gold, silver, and antimony project has commenced at an initial rate of 400 metric tons per month. Assuming that the pilot testing of Los Juarez is economic, the production will be ramped up to 2,000 metric tons per month. In addition, a cyanide leach circuit to increase the recoveries of precious metals from mill tailings and the completion of a 400 ton capacity mill at Puerto Blanco will be considered.

Precious Metals Sales
Silver/Gold
Montana	2014	2015	2016	2017
Ounces Gold Shipped (Au)	64.77	89.12	108.10	24.60
Ounces Silver Shipped (Ag)	29,480.22	30,420.75	38,123.46	8,639.39
Revenues	$461,083	$491,426	$556,650	$133,506
Australian - Hillgrove
Ounces Gold Shipped (Au)			496.65	57.25
Revenues - Gross			$597,309	$53,971
Revenues to Hillgrove			(481,088)	(166,666)
Revenues to USAC			$116,221	$(112,695)

Total Revenues	$461,083	$491,426	$672,871	$20,811

Bear River Zeolite (BRZ)

During Q1 2017, BRZ sold 3,353 tons of zeolite compared to 3,097 tons in the same period of 2016, up 256 tons or 8.3%.

BRZ realized a profit of $86,205 in Q1 of 2017, compared to $29,802 in 2016. The increase in our profit from our zeolite operations was $56,403 (189%).

BRZ realized an EBITDA for Q1 2017 of $136,205 compared to $86,802 for the same period in 2016, an increase of $49,403 (56.9%).

Our new sales program for zeolite products has two field representatives and a research person that prepares sales brochures and literature. At this time this effort is adding new customers.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.
Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Financial Position

Financial Condition and Liquidity	March 31,	March 31,
	2017	2016
Current Assets	$1,733,777	$2,326,089
Current liabilities	(3,754,101)	(2,948,379)
Net Working Capital	$(2,020,324)	$(622,290)

Cash provided (used) by operations	$143,613	$252,476
Cash used for capital outlay	(79,599)	(245,702)
Cash provided (used) by financing:
Net proceeds (payments to) factor	(4,388)	84,083
Proceeds from notes payable to bank	15,985	-
Change in check issued and payable	(21,519)	-
Payment of notes payable to bank	-	(44,912)
Principal paid on long-term debt	(53,020)	(41,824)
Net change in cash	$1,072	$4,121

Our net working capital decreased by approximately $331,000 from December 31, 2016. Our cash increased by approximately $1,000 during the same period. The decrease in our net working capital was primarily due to an increase of approximately $325,000 in accounts payable, and expenditures of approximately $80,000 for capital outlay. An increase in inventory of approximately $55,000 and decreases in our current liabilities increased our working capital. We have estimated commitments for construction and improvements, including $50,000 to finish building and installing precious metals leach circuits. We believe that with our current cash balance, along with the future cash flow from operations, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months. We have lines of credit of $202,000 which have been drawn down by $183,302 at March 31, 2017.

ITEM 3.

None

PART I - FINANCIAL INFORMATION, CONTINUED:

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of March 31, 2017. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended March 31, 2017.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By: /s/ John C. Lawrence	Date:	May 15, 2017
John C. Lawrence, Director and President (Principal Executive)

By: /s/ Daniel L. Parks	Date:	May 15, 2017
Daniel L. Parks, Chief Financial Officer