Form 10-Q
period 2017-06-30
UNITED STATES ANTIMONY CORP
filed 2017-08-14
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

At August 14, 2017, the registrant had outstanding 67,488,153 shares of par value $0.01 common stock.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED JUNE 30, 2017
(UNAUDITED)

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)	1-14

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	15-19

Item 3: Quantitative and Qualitative Disclosure about Market Risk	19

Item 4: Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	20

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3: Defaults upon Senior Securities	20

Item 4: Mine Safety Disclosures	20

Item 5: Other Information	20

Item 6: Exhibits and Reports on Form 8-K	20

SIGNATURE	21

CERTIFICATIONS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
June 30, 2017 and December 31, 2016
ASSETS
	(Unaudited)
	June 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$24,550	$10,057
Certificates of deposit	252,298	251,641
Accounts receivable, net	541,284	552,119
Inventories	806,441	855,637
Other current assets	30,748	23,101
Total current assets	1,655,321	1,692,555

Properties, plants and equipment, net	15,417,160	15,695,966
Restricted cash for reclamation bonds	63,274	63,274
Foreign value added tax refund receivable	365,120	276,500
Other assets	32,520	37,703
Total assets	$17,533,395	$17,765,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$22,906	$35,682
Accounts payable	1,864,415	1,797,251
Due to factor	170,870	150,399
Accrued payroll, taxes and interest	173,333	213,695
Other accrued liabilities	154,659	122,968
Payables to related parties	16,759	14,525
Deferred revenue	78,730	78,730
Notes payable to bank	192,144	167,317
Income taxes payable (Note 11)	462,152	410,510
Long-term debt, current portion, net of discount	462,524	391,046
Total current liabilities	3,598,492	3,382,123

Long-term debt, net of discount and current portion	1,341,780	1,472,869
Hillgrove advances payable (Note 8)	1,134,201	1,134,221
Common stock payable to directors for services	87,500	168,750
Asset retirement obligations and accrued reclamation costs	268,677	265,782
Total liabilities	6,430,650	6,423,745
Commitments and contingencies (Note 5 and 11)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $909,375 and $907,500
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,014,692 and $4,920,178
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
67,488,153 and 67,066,278 shares issued and outstanding, respectively	674,881	670,662
Additional paid-in capital	36,239,264	36,074,733
Accumulated deficit	(25,838,188)	(25,429,930)
Total stockholders' equity	11,102,745	11,342,253
Total liabilities and stockholders' equity	$17,533,395	$17,765,998

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUES	$2,838,480	$3,014,394	$5,457,811	$6,319,929

COST OF REVENUES	2,535,587	2,824,779	5,065,374	5,923,003

GROSS PROFIT	302,893	189,615	392,437	396,926

OPERATING EXPENSES:
General and administrative	236,482	270,514	534,560	540,423
Professional fees	34,582	79,815	137,920	223,465
Hillgrove advance - earned credit (Note 8)	-	(52,588)	-	(76,579)
TOTAL OPERATING EXPENSES	271,064	297,741	672,480	687,309

INCOME (LOSS) FROM OPERATIONS	31,829	(108,126)	(280,043)	(290,383)

OTHER INCOME (EXPENSE):
Interest income	267	220	838	1,402
Interest expense	(27,154)	(28,855)	(54,804)	(28,860)
Foreign exchange loss	(10,191)	-	(51,642)	-
Factoring expense	(11,706)	(7,909)	(22,607)	(15,435)
TOTAL OTHER INCOME (EXPENSE)	(48,784)	(36,544)	(128,215)	(42,893)

INCOME (LOSS) BEFORE INCOME TAXES	(16,955)	(144,670)	(408,258)	(333,276)

Provision for income tax	-	(12,000)	-	(12,000)

NET INCOME (LOSS)	(16,955)	(156,670)	(408,258)	(345,276)
Preferred dividends	(12,162)	(12,162)	(24,325)	(24,325)

Net income (loss) available to common stockholders	$(29,117)	$(168,832)	$(432,583)	$(369,601)

Net income (loss) per share of common stock:
Basic	Nil	Nil	$(0.01)	$(0.01)
Diluted	Nil	Nil	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	67,488,153	66,866,278	67,336,651	66,687,981
Diluted	67,488,153	66,866,278	67,336,651	66,687,981

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30, 2017	June 30, 2016
Cash Flows From Operating Activities:
Net income (loss)	$(408,258)	$(345,276)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	430,050	442,100
Amortization of debt discount	46,828	-
Hillgrove advance earned credit	-	(76,579)
Accretion of asset retirement obligation	2,895	2,727
Common stock payable for directors' fees	87,500	75,000
Foreign exchange loss	51,642	-
Other non cash items	(677)	-
Change in:
Accounts receivable, net	10,835	(249,178)
Inventories	49,196	188,536
Other current assets	(7,647)	(30,604)
Other assets	(83,437)	(15,286)
Accounts payable	67,164	100,638
Accrued payroll, taxes and interest	(40,362)	67,224
Other accrued liabilities	31,691	74,128
Income tax payable	-	12,000
Payables to related parties	2,234	11,553
Net cash provided (used) by operating activities	239,654	256,983

Cash Flows From Investing Activities:
Purchases of properties, plants and equipment	(151,244)	(361,003)
Net cash used by investing activities	(151,244)	(361,003)

Cash Flows From Financing Activities:
Change in checks issued and payable	(12,776)	-
Net proceeds from factor	20,471	94,182
Proceeds from notes payable to bank	24,827	26,506
Principal paid notes payable to bank	-	(30,673)
Principal payments on long-term debt	(106,439)	(36,596)
Net cash provided (used) by financing activities	(73,917)	53,419

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,493	(50,601)
Cash and cash equivalents at beginning of period	10,057	133,543
Cash and cash equivalents at end of period	$24,550	$82,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Noncash investing and financing activities:
Common stock payable issued to Directors	$168,750	$137,500

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Certain consolidated financial statement amounts for the three and six month periods ended June 30, 2016, have been reclassified to conform to the 2017 presentation. These reclassifications had no effect on the net income (loss) or cash flows or accumulated deficit as previously reported.

Going Concern Consideration

At June 30, 2017, our financial statements show that we have a negative working capital of approximately $1.9 million and an accumulated deficit of approximately $25.8 million. In addition, we have incurred losses for the prior three years. These factors indicate that there may be doubt regarding our ability to continue as a going concern for the next twelve months.

During the past twelve months, the price of antimony has increased from a low of $2.81 per pound to an average price of $4.11 for the second quarter of 2017. We have gross profit and a positive cash flow from our U.S. operations at this price. Our operations in Mexico are still in a transitional phase since the loss of our raw material supply from Hillgrove of Australia. We are focusing our production at our Wadley mine to increase grade and output, and we have recently seen ore from there assaying 50% antimony. We are also trying new production techniques, and have found that we can process direct shipping ore successfully at our Madero mill which will result in a reduction in our operating costs in Mexico going forward.

We have reduced costs at our Mexico locations, most notably a reduced monthly lease payment of $11,600 for the Wadley mine from $23,200 one year ago, and reduced cost for labor at the same mine. We have also reduced administrative costs by approximately 18% from the prior year for the second quarter at the corporate level. Our capital outlay should be minimal in the near future; and we completed paying for the Los Juarez mining concessions in 2016 which were a major outlay in prior years.

Our zeolite operations continue to operate profitably and provide cash to our operations. We are aggressively seeking new markets for our zeolite products, and we now have an outside sales staff that is working to obtain new customers and have had some success.

We believe that the combination of the above will enable us to stay in operation and meet our financial obligations for the next twelve months and further.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

2.    Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock. Management has determined that the calculation of diluted earnings per share for the three and six month periods ended June 30, 2017 and June 30, 2016, is not applicable since any additions to outstanding shares related to common stock equivalents would be anti-dilutive.

As of June 30, 2017 and 2016, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	June 30, 2017	June 30, 2016
Warrants	250,000	250,000
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,001,005	2,001,005

3.
Inventories:

Inventories at June 30, 2017 and December 31, 2016 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at June 30, 2017 and December 31, 2016, is as follows:

	June 30,	December 31,
	2017	2016
Antimony Metal	$37,397	$112,300
Antimony Oxide	357,996	326,126
Antimony Concentrates	10,006	30,815
Antimony Ore	154,973	181,815
Total antimony	560,372	651,056
Zeolite	246,069	204,581
	$806,441	$855,637

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

4.
Accounts Receivable and Due to Factor:

The Company factors designated trade receivables pursuant to a factoring agreement with LSQ Funding Group L.C., an unrelated factor (the “Factor”).  The agreement specifies that eligible trade receivables are factored with recourse. We submit selected trade receivables to the factor, and receive 83% of the face value of the receivable by wire transfer. The Factor withholds 15% as retainage and 2% as a servicing fee. Upon payment by the customer, we receive the remainder of the amount due from the factor. The 2% servicing fee is recorded on the consolidated statement of operations in the period of sale to the factor. John Lawrence, CEO, is a personal guarantor of the amount due to Factor.

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

Accounts Receivble	June 30, 2017	December 31, 2016
Accounts receivable - non factored	$370,414	$401,720
Accounts receivable - factored with recourse	170,870	150,399
Accounts receivable - net	$541,284	$552,119

5.
Commitments and Contingencies:

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease calls for a mandatory term of one year and, as of June 30, 2017, requires payments of $10,000 plus a tax of $1,600 per month. The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms. The lease is scheduled for renewal in June 2018.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6.
Notes Payable to Bank:

At June 30, 2017 and December 31, 2016, the Company had the following notes payable to bank:

	June 30,	December 31,
	2017	2016
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$92,145	$76,350

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	99,999	90,967
Total notes payable to the bank	$192,144	$167,317

These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,999.

7.
Long – Term Debt:

Long-Term debt at June 30, 2017 and December 31, 2016 is as follows:	June 30,	December 31,
	2017	2016
Note payable to First Security Bank, bearing interest at 6%;
payable in monthly installments of $917; maturing
September 2018; collateralized by equipment.	$13,226	$18,245
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $1,300; maturing
August 2019; collateralized by equipment.	33,954	40,556
Note payable to Wells Fargo Bank, bearing interest at 4%;
payable in monthly installments of $477; maturing
December 2016; collateralized by equipment.	-	473
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	16,389	20,581
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing December 2019; collateralized by equipment.	18,791	22,944
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	14,146	14,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2019, net of discount.	746,014	776,319
Obligation payable for Guadalupe Mine, non-interest bearing,
annual payments from $60,000 to $149,078 through 2026, net of discount.	961,784	970,651
	1,804,304	1,863,915
Less current portion	(462,524)	(391,046)
Long-term portion	$1,341,780	$1,472,869

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

7.
Long – Term Debt, Continued:

Principal payments due
Year Ending June 30,

2018	$462,524
2019	289,265
2020	247,045
2021	150,840
2022	109,890
Thereafter	544,740
$1,804,304

8.    Hillgrove Advances Payable

On November 7, 2014, the Company entered into a loan and processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) by which Hillgrove will advance the Company funds to be used to expand their smelter in Madero, Mexico, and in Thompson Falls, Montana, so that they may process antimony and gold concentrates produced by Hillgrove’s mine in Australia. The agreement requires that the Company construct equipment so that it can process approximately 200 metric tons of concentrate initially shipped by Hillgrove, with a provision so that the Company may expand to process more than that. The parties agreed that the equipment will be owned by USAC and USAMSA. The final terms of when the repayment takes place have not yet been agreed on. The agreement called for the Company to sell the final product for Hillgrove, and Hillgrove to have approval rights of the customers for their products. The agreement allows the Company to recover its operating costs as approved by Hillgrove, and to charge a 7.5% processing fee and a 2.0% sales commission. The initial term of the agreement is five years; however, Hillgrove may suspend or terminate the agreement at its discretion. The Company may terminate the agreement and begin using the furnaces for their own production if Hillgrove fails to recommence shipments within 365 days of a suspension notice. At June 30, 2017, the net amount due to Hillgrove for advances was $1,134,201. As of June 30, 2107, repayment of the advances is not expected to occur within the next twelve months so the balance is classified as a long term liability.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

9. Concentrations of Risk:

Sales to Three	For the Three Months Ended		For the Six Months Ended
Largest Customers	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Mexichem Speciality Compounds	$769,998	$585,798	$1,556,423	$1,176,221
East Penn Manufacturing Inc.	363,979		512,621	751,150
Kohler Corporation	501,320		946,498	649,050
Plastatech		279,543
Rubicon Minerals Corporation		328,057
	$1,635,297	$1,193,398	$3,015,542	$2,576,421
% of Total Revenues	57.30%	39.60%	55.30%	40.80%

Three Largest
Accounts Receivable	June 30, 2017	June 30, 2016
Kohler Corporation	$175,182	$111,016
GE Lighting (LPC)	162,582
Polymer Products		104,498
East Penn manufacturing, Inc.	64,532
Teck American, Inc.		126,569
	$402,296	$342,083
% of Total Receivables	62.70%	46.15%

10.  Related Party Transactions:

During the three and six months ended June 30, 2017 and 2016, the Chairman of the audit committee and compensation committee received $4,500 and $9,000, and $9,000 and $18,000, respectively, for services performed. See Note 12 for shares of common stock issued to directors.

During the three and six months ended June 30, 2017 and 2016, the Company paid $2,480 and $5,054, and $2,444 and $4,924, respectively, to John Lawrence, President and Chief Executive Officer, as reimbursement for equipment used by the Company.

11.  Income Taxes:

During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company determined that a valuation allowance equal to 100% of any deferred tax asset was appropriate, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of a net deferred tax asset. The net effect is that the deferred tax asset as of December 31, 2016, and any deferred tax assets that may have been incurred since then, are fully reserved for at June 30, 2017.

Management estimates the effective tax rate at 0% for the current year.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

11.  Income Taxes, Continued:

In 2015, the Mexican tax authority (“SAT”) initiated an audit of the USAMSA’s 2013 income tax return. In October 2016, as a result of its audit, SAT assessed the Company $13.8 million pesos, which was approximately $666,400 in U.S. Dollars (“USD”) as of December 31, 2016. Approximately $285,000 USD of the total assessment is interest and penalties. SAT’s assessment is based on the disallowance of specific costs that the Company deducted on the 2013 USAMSA income tax return. These disallowed costs were incurred by the Company for USAMSA’s business operations. SAT claims that the costs were not deductible or were not supported by appropriate documentation. At June 30, 2017, the assessed amount is $762,000 in U.S dollars.

Management has reviewed the assessment notice from SAT and believes numerous findings have no merit. The Company has engaged accountants and tax attorneys in Mexico to defend its position. An appeal has been filed.

At December 31, 2016, management has estimated possible outcomes for this assessment and believes it will ultimately pay an amount ranging from 30% of the total assessment to the total assessed amount. The Company’s agreement with the tax professionals is that the professionals will receive 30% of the amount of tax relief they are able to achieve.

At December 31, 2016, the Company accrued a potential liability of $410,510 USD of which $285,048 is for unpaid income taxes, $75,510 is for interest expense, and $49,952 is for penalties. The amount accrued represents management’s best estimate of the amount that will ultimately be paid. The outcome could vary from this estimate. At June 30, 2017, the Company recognized a $51,642 increase due to the change in exchange rate. Fluctuation in exchange rates has an ongoing impact on the amount the Company will pay in U.S. dollars.

If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will adjust its net operating loss carryforward, or accrue any additional penalties, interest, and tax associated with the audit. The Company’s tax professionals in Mexico have reviewed and filed tax returns with the SAT for 2014 and 2015, and have advised the Company that they do not expect the Company to have a tax liability for those years relating to similar issues.

12.  Stockholder’s Equity:

Issuance of Common Stock for Payable to Board of Directors

During the six months ended June 30, 2016, the Board of Directors was issued a total of 550,000 shares of common stock for $137,500 in directors’ fees that were payable at December 31, 2015. In addition, the Company accrued $75,000 in directors’ fees payable as of June 30, 2016, that will be paid in common stock.

During the six months ended June 30, 2017, the Board of Directors was issued a total of 421,875 shares of common stock for $168,750 in directors’ fees that were payable at December 31, 2016. In addition, the Company accrued $87,500 in directors’ fees payable as of June 30, 2017, that will be paid in common stock.

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

The Madero smelter and Puerto Blanco mill at the Company’s Mexico operation brings antimony up to an intermediate stage, which is typically sold directly or shipped to the United States operation for finishing and sales at the Thompson Falls, Montana plant. The precious metals recovery plant is operated in conjunction with the antimony processing plant at Thompson Falls, Montana. The Zeolite operation produces Zeolite near Preston, Idaho. Almost all of the sales of products from the United States antimony and Zeolite operations are to customers in the United States.

Disclosure of the activity relating to our precious metals recovery requires that it be reported as a separate business segment. The prior period comparative information has been reclassified to reflect this change.

Segment disclosure regarding sales to major customers is located in Note 9.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Capital expenditures:
Antimony
United States	$-	$5,583	$-	$25,983
Mexico	47,033	104,618	75,716	312,505
Subtotal Antimony	47,033	110,201	75,716	338,488
Precious Metals	16,582	-	59,582	-
Zeolite	8,030	20,023	15,946	61,791
Total	$71,645	$130,224	$151,244	$400,279

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.
Business Segments, Continued:

Properties, plants
and equipment, net:	June 30, 2017	December 31, 2016
Antimony
United States	$1,656,131	$1,694,331
Mexico	11,768,133	11,984,467
Subtotal Antimony	13,424,264	13,678,798
Precious metals	604,197	544,615
Zeolite	1,388,699	1,472,553
Total	$15,417,160	$15,695,966

Segment Operations for the three	Antimony	Antimony	Precious
months ended June 30, 2017	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$2,077,300	$-	$144,766	$616,414	$2,838,480

Depreciation and amortization	$18,700	$145,875	$-	$49,800	$214,375

Income (loss) from operations	844,257	(1,089,834)	144,766	132,640	31,829

Other income (expense):	(11,965)	(33,605)	-	(3,214)	(48,784)

NET INCOME (LOSS)	$832,292	$(1,123,439)	$144,766	$129,426	$(16,955)

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13. Business Segments, Continued:

Segment Operations for the three	Antimony	Antimony	Precious
months ended June 30, 2016	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$2,056,644	$-	$141,495	$816,255	$3,014,394

Depreciation and amortization	$24,900	$138,950		$49,600	$213,450

Income (loss) from operations	974,565	(1,328,242)	141,495	104,056	(108,126)

Income tax expense	(12,000)				(12,000)

Other income (expense):	(8,454)	(24,505)		(3,585)	(36,544)

NET INCOME (LOSS)	$954,111	$(1,352,747)	$141,495	$100,471	$(156,670)

Segment Operations for the six	Antimony	Antimony	Precious
months ended June 30, 2017	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$4,046,026	$17,782	$165,577	$1,228,426	$5,457,811

Depreciation and amortization	$38,200	$292,050		$99,800	$430,050

Income (loss) from operations	1,173,159	(1,841,012)	165,577	222,232	(280,044)

Income tax expense	-	-	-	-	-

Other income (expense):	(23,044)	(98,569)	-	(6,602)	(128,215)

NET INCOME (LOSS)	$1,150,115	$(1,939,581)	$165,577	$215,630	$(408,259)

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13. Business Segments, Continued:

Segment Operations for the six	Antimony	Antimony	Precious
months ended June 30, 2016	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$4,595,977	$-	$324,343	$1,399,609	$6,319,929

Depreciation and amortization	$40,400	$295,100		$106,600	$442,100

Income (loss) from operations	1,858,762	(2,607,754)	324,343	134,266	(290,383)

Income tax expense	(12,000)				(12,000)

Other income (expense):	(14,430)	(24,505)		(3,958)	(42,893)

NET INCOME (LOSS)	$1,832,332	$(2,632,259)	$324,343	$130,308	$(345,276)

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

Results of Operations by Division

Antimony and Precious Metals	2nd Qtr	2nd Qtr	Six Months	Six Months
Combined USA and Mexico	2017	2016	2017	2016
Lbs of Antimony Metal USA	345,152	310,472	804,818	797,224
Lbs of Antimony Metal Mexico	160,204	422,330	248,388	848,419
Total Lbs of Antimony Metal Sold	505,356	732,802	1,053,206	1,645,643
Sales Price/Lb Metal	$4.11	$2.81	$3.86	$2.79
Net income (loss)/Lb Metal	$(0.29)	$(0.35)	$(0.59)	$(0.29)

Gross antimony revenue - net of discount	$2,077,300	$2,056,644	$4,063,808	$4,595,976
Precious metals revenue	144,766	141,495	165,577	324,343
Production and shipping costs	(1,821,149)	(1,815,761)	(3,601,559)	(4,020,588)
Mexico non-production costs	(79,216)	(151,612)	(164,472)	(337,337)
General and administrative - non-production	(278,277)	(285,680)	(706,197)	(664,764)
Net interest and gain on sale of asset	(25,229)	(26,378)	(50,795)	(25,714)
EBITDA	18,195	(81,292)	(293,638)	(128,084)
Income tax expense	-	(12,000)	-	(12,000)
Depreciation & amortization	(164,575)	(163,850)	(330,250)	(335,500)
Net income (loss) - antimony and precious metals	$(146,380)	$(257,142)	$(623,888)	$(475,584)

Zeolite
Tons sold	3,422	4,218	6,775	7,315
Sales Price/Ton	$180.13	$193.52	$181.32	$191.33
Net income /Ton	$37.82	$23.82	$31.83	$17.81

Gross zeolite revenue	$616,414	$816,255	$1,228,426	$1,399,609
Production costs, royalties, and shipping costs	(420,847)	(643,956)	(869,292)	(1,122,978)
General and administrative - non-production	(14,684)	(19,969)	(40,534)	(37,979)
Net interest	(1,658)	(2,258)	(3,170)	(1,744)
EBITDA	179,225	150,072	315,430	236,908
Depreciation	(49,800)	(49,600)	(99,800)	(106,600)
Net income (loss) - zeolite	$129,425	$100,472	$215,630	$130,308

Company-wide
Gross revenue	$2,838,480	$3,014,394	$5,457,811	$6,319,928
Production costs	(2,321,212)	(2,611,329)	(4,635,323)	(5,480,903)
General and administrative -non-production	(292,961)	(305,649)	(746,731)	(702,743)
Net interest and gain on sale of asset	(26,887)	(28,636)	(53,965)	(27,458)
EBITDA	197,420	68,780	21,792	108,824
Income tax expense		(12,000)		(12,000)
Depreciation & amortization	(214,375)	(213,450)	(430,050)	(442,100)
Net income (loss)	$(16,955)	$(156,670)	$(408,258)	$(345,276)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

The Mexico non-production costs for the three and six months ending June 30, 2017, are primarily due to holding costs from inactivity at the Los Juarez, Guadalupe, and Soyatal mines and the Puerto Blanco mill. The loss of production at the Madero smelter from transitioning to Mexican raw material due to the closing of the Hillgrove mine in Australia and the subsequent loss of Hillgrove raw material contributed to non-production costs during the six months ending June 30, 2017.

Company-Wide

For the second quarter of 2017, we recognized a net loss of $16,955 on sales of $2,838,480, compared to a net loss of $156,670 in the second quarter of 2016 on sales of $3,014,394. This is a decrease in the loss for the period of 89%, and is significant progress in a corporate turnaround. For the six month period ending June 30, 2017, we incurred a net loss of $408,258 on sales of $5,457,811, compared to a net loss of $345,276 for the same period in 2016. The loss in the second quarter of 2017 and the six months then ended was primarily due to the loss of raw material from Hillgrove Mines of Australia. We also recognized approximately $124,732 of settlement costs related to our precious metals production during the first quarter of 2017, and we incurred a foreign exchange loss of $51,642 related to our Mexican tax liability. Hillgrove has given us permission to use the furnaces financed by them and that were dedicated to processing Hillgrove concentrates.

Depreciation and amortization for the quarter and six months ending June 30, 2017, was $214,375 and $430,050, respectively.

 For the second quarter of 2017, EBITDA was $197,420 compared to EBITDA of $68,780 for the same period of 2016.

For the second quarter of 2017, the general and administrative expenses were $236,482 compared to $270,514 for the same period of 2016.

Antimony

We began the mining and processing of ore from our own Mexican mines during Q1of 2017. Producing from our own Mexican mines will allow the Company to benefit from 100% of the price increases rather than a processing fee and a small percent of the price increases.

1.
The sale of antimony during Q2 2017 was 505,356 pounds compared to 732,802 pounds during the same period in 2016.
2.
The sale of antimony during the first six months of 2017 was 1,053,206 pounds compared to sales of 1,645,643 pounds for the same period of 2016.
3.
The reduction in sales was due to the loss of the Hillgrove production from concentrates which ended in late 2016.
4.
The average sales price of antimony during Q2 2017 was $4.11 per pound compared to $2.81 during the same period in 2016, an increase of 46%.
5.
The average sale price of antimony during the first six months of 2017 was $3.86 compared to $2.79 for the same period of 2016, an increase of 38%.
6.
The decrease in production was offset by higher sales prices and better margins on production from our own mined ore.
7.
The Mexican non-operating production costs were $79,216 for Q2 2017 compared to $151,612 for the same period in 2016, a decrease of 48%.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

8. The Mexican non-production costs were $164,472 for the first six months of 2017compared to $337,337 for the same period in 2016, a decrease of 51%.
9. The decrease in Mexican non-operating costs was due to metering funds to select operations in Mexico.

The metallurgical problems with the Los Juarez ore have been solved, and we are processing the ore presently in inventory. As soon as we are permitted, we will complete construction of our leach circuit at the Puerto Blanco mill.

At the Wadley mine, production is being increased with more miners. The use of pneumatic hammers is planned in lieu of explosives. Wadley is our main producer of Mexican ore with some 90 men underground. The tonnage and grade is being increased, and some of the ore contains up to 50 percent antimony.

Powder magazines are being built at the Soyatal mine. We will use the Los Juarez explosives license to mine direct shipping ore for smelter feed at Madero.

The access road to Guadalupe is being repaired to re-start production.

A 400 ton mill test of Los Juarez ore has indicated the necessity of a cyanide leach circuit for the mill tailings. With the leach circuit, the estimated gross value of the ore will be approximately $125.00 at current precious metal prices.

Production changes at the Madero smelter have cut the cost of fuel by 50%, electricity by 55%, and reagents by 75%.

Precious Metals

The caustic leach of flotation concentrates from Los Juarez was successful, and 400 metric tons were run that indicate that a cyanide leach circuit is necessary to increase the recoveries of precious metals from mill tailings.

Precious Metals Sales
Silver/Gold
Montana	2014	2015	2016	2017
Ounces Gold Shipped (Au)	64.77	89.12	108.10	61.15
Ounces Silver Shipped (Ag)	29,480.22	30,420.75	38,123.46	17,552.51
Revenues	$461,083	$491,426	$556,650	$275,315
Mexico
Ounces Gold Shipped (Au)
Ounces Silver Shipped (Ag)
Revenues
Australian - Hillgrove
Ounces Gold Shipped (Au)			496.65	72.12
Revenues - Gross			$597,309	$72,478
Revenues to Hillgrove			(481,088)	(182,216)
Revenues to USAC			$116,221	$(109,738)

Total Revenues	$461,083	$491,426	$672,871	$165,577

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Bear River Zeolite (BRZ)

During Q2 2017, BRZ sold 3,422 tons of zeolite compared to 4,218 tons in the same period of 2016, down 796 tons (19%). The decrease in tonnage was due to required maintenance.

We realized a net income of $129,426 from zeolite sales in Q2 of 2017, compared to $100,471 for the same period in 2016. The increase in the profit from our zeolite operations was $28,955 (29%). The increase in profit was attributable to overall better plant efficiency. We realized net income of $215,630 from zeolite sales during the first six months of 2017, compared to $130,308 for the same period in 2016. The increase in the profit from our zeolite operations was $85,332 (65%) and was attributable to overall better plant efficiency.

We realized an EBITDA from zeolite sales for Q2 2017 of $179,225, compared to $150,072 for the same period in 2016, an increase of $29,400 (19%). We realized an EBITDA from zeolite sales for the six months ended June 30, 2017 of $315,430, compared to $236,908 for the same period in 2016, an increase of $78,522 (33%).

Our new sales program for zeolite products has two field representatives and a research person that prepares sales brochures and literature. At this time this effort is adding new customers. Increased production at our zeolite plant will enable us to provide timely product deliveries to our customers.

Financial Position

Financial Condition and Liquidity
	June 30, 2017	December 31, 2016
Current Assets	$1,655,321	$1,692,555
Current liabilities	(3,598,492)	(3,382,123)
Net Working Capital	$(1,943,171)	$(1,689,568)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Cash provided (used) by operations	$239,654	$256,983
Cash used for capital outlay	(151,244)	(361,003)
Cash provided (used) by financing:
Proceeds from notes payable to bank	24,827	26,506
Payment of notes payable to bank	-	(30,673)
Principal paid on long-term debt	(106,439)	(36,596)
Checks issued and payable	(12,776)	-
Net proceeds from factor	20,471	94,182
Net change in cash	$14,493	$(50,601)

Our net working capital at June 30, 2017, has decreased by approximately $250,000 from December 31, 2016. The decrease in our net working capital was primarily due to an increase in various categories of liabilities and expenditures of approximately $150,000 for capital outlay. We have estimated commitments of $50,000 for construction and improvements to finish building and installing precious metals leach circuits. We believe that with our current cash balance, along with the future cash flow from operations, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months. We have lines of credit of $202,000 which have been drawn down by $192,144 at June 30, 2017. We have a foreign value added tax refund receivable in Mexico of $365,120 at June 30, 2017. We believe that this refund will be adequate to offset the amount ultimately paid on the Mexican tax assessment (see Note 11 of the consolidated financial statements in Item 1).

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Going Concern Consideration

At June 30, 2017, our financial statements show that we have a negative working capital of approximately $1.9 million and an accumulated deficit of approximately $25.8 million. In addition, we have incurred losses for the prior three years. These factors indicate that there may be doubt regarding our ability to continue as a going concern for the next twelve months.

During the past twelve months, the price of antimony has increased from a low of $2.81 per pound to an average price of $4.11 for the second quarter of 2017. We have gross profit and a positive cash flow from our U.S. operations at this price. Our operations in Mexico are still in a transitional phase since the loss of our raw material supply from Hillgrove of Australia. We are focusing our production at our Wadley mine to increase grade and output, and we have recently seen ore from there assaying 50% antimony. We are also trying new production techniques, and have found that we can process direct shipping ore successfully at our Madero mill which will result in a reduction in our operating costs in Mexico going forward.

We have reduced costs at our Mexico locations, most notably a reduced lease payments of $11,600 for the Wadley mine from $23,200 one year ago, and reduced cost for labor at the same mine. We have also reduced administrative costs by approximately 18% for the second quarter at the corporate level. Our capital outlay should be minimal in the near future; and we completed paying for the Los Juarez mining concessions in 2016 which were a major outlay in prior years.

Our zeolite operations continue to operate profitably and provide cash to our operations. We are aggressively seeking new markets for our zeolite products, and we now have an outside sales staff that is working to obtain new customers and have had some success.

We believe that the combination of the above will enable us to stay in operation and meet our financial obligations for the next twelve months and further.

ITEM 3.

None

ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2017. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended June 30, 2017.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

/s/ John C. Lawrence	Date:	August 14, 2017
John C. Lawrence, Director and President
(Principal Executive)

/s/ Daniel L. Parks	Date:	August 14, 2017
Daniel L. Parks, Chief Financial Officer