Form 10-Q
period 2017-09-30
UNITED STATES ANTIMONY CORP
filed 2017-11-14
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At November 14, 2017, the registrant had outstanding 67,488,153 shares of par value $0.01 common stock.

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

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED SEPTEMBER 30, 2017
(UNAUDITED)

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)	1-12

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	12-17

Item 3: Quantitative and Qualitative Disclosure about Market Risk	17

Item 4: Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	19

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3: Defaults upon Senior Securities	19

Item 4: Mine Safety Disclosures	19

Item 5: Other Information	19

Item 6: Exhibits and Reports on Form 8-K	19

SIGNATURE	20

CERTIFICATIONS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
ASSETS	September 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$27,576	$10,057
Certificates of deposit	252,298	251,641
Accounts receivable, net	496,397	552,119
Inventories	939,880	855,637
Other current assets	23,890	23,101
Total current assets	1,740,041	1,692,555

Properties, plants and equipment, net	15,338,206	15,695,966
Restricted cash for reclamation bonds	63,275	63,274
Foreign value added tax refund receivable	365,120	276,500
Other assets	32,520	37,703
Total assets	$17,539,162	$17,765,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$48,408	$35,682
Accounts payable	2,199,458	1,797,251
Due to factor	163,737	150,399
Accrued payroll, taxes and interest	162,833	213,695
Other accrued liabilities	153,273	122,968
Payables to related parties	16,322	14,525
Deferred revenue	78,730	78,730
Notes payable to bank	103,026	167,317
Income taxes payable (Note 11)	459,510	410,510
Long-term debt, current portion, net of discount	495,134	391,046
Total current liabilities	3,880,431	3,382,123

Long-term debt, net of discount and current portion	1,282,981	1,472,869
Hillgrove advances payable (Note 8)	1,134,196	1,134,221
Common stock payable to directors for services	131,250	168,750
Asset retirement obligations and accrued reclamation costs	270,124	265,782
Total liabilities	6,698,982	6,423,745
Commitments and contingencies (Note 5 and 11)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $909,375 and $907,500
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,014,692 and $4,920,178
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
67,488,153 and 67,066,278 shares issued and outstanding, respectively	674,881	670,662
Additional paid-in capital	36,239,264	36,074,733
Accumulated deficit	(26,100,753)	(25,429,930)
Total stockholders' equity	10,840,180	11,342,253
Total liabilities and stockholders' equity	$17,539,162	$17,765,998

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUES	$2,369,714	$2,846,699	$7,827,525	$9,166,628

COST OF REVENUES	2,315,646	2,888,660	7,381,020	8,811,663

GROSS PROFIT (LOSS)	54,068	(41,961)	446,505	354,965

OPERATING EXPENSES:
General and administrative	228,185	309,832	762,745	850,255
Professional fees	53,045	29,004	190,965	252,469
Hillgrove advance - earned credit (Note 8)	-	(32,813)	-	(109,392)
TOTAL OPERATING EXPENSES	281,230	306,023	953,710	993,332

INCOME (LOSS) FROM OPERATIONS	(227,162)	(347,984)	(507,205)	(638,367)

OTHER INCOME (EXPENSE):
Interest income	19	19	857	1,421
Interest expense	(25,960)	(28,343)	(80,764)	(57,203)
Foreign exchange gain (loss)	2,642	-	(49,000)	-
Factoring expense	(12,104)	(9,259)	(34,711)	(24,694)
TOTAL OTHER INCOME (EXPENSE)	(35,403)	(37,583)	(163,618)	(80,476)

INCOME (LOSS) BEFORE INCOME TAXES	(262,565)	(385,567)	(670,823)	(718,843)

Provision for income tax (Note 12)	-	(411,490)	-	(423,490)

NET INCOME (LOSS)	(262,565)	(797,057)	(670,823)	(1,142,333)
Preferred dividends	(12,162)	(12,162)	(36,487)	(36,487)

Net income (loss) available to common stockholders	$(274,727)	$(809,219)	$(707,310)	$(1,178,820)

Net income (loss) per share of common stock:
Basic	NIL	$(0.01)	$(0.01)	$(0.02)
Diluted	NIL	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic	67,488,153	66,866,278	67,387,337	66,687,981
Diluted	67,488,153	66,866,278	67,387,337	66,687,981

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	September 30, 2017	September 30, 2016
Cash Flows From Operating Activities:
Net income (loss)	$(670,823)	$(1,142,333)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization expense	637,225	652,375
Hillgrove deferred revenue	-	(109,392)
Amortization of loan discount	70,242	73,058
Accretion of asset retirement obligation	4,342	4,091
Common stock payable for director fees	131,250	112,500
Foreign exchange loss	49,000	-
Other non-cash items	(682)
Change in:
Accounts receivable, net	55,722	(97,444)
Inventories	(84,243)	356,120
Other current assets	(790)	70,774
Other assets	(83,437)	(14,990)
Accounts payable	402,207	26,728
Accrued payroll, taxes and interest	(50,862)	4,016
Other accrued liabilities	30,305	42,889
Foreign income tax payable	-	423,490
Payables to related parties	1,797	10,280
Net cash provided by operating activities	491,253	412,162

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(279,465)	(459,969)
Net cash used by investing activities	(279,465)	(459,969)

Cash Flows From Financing Activities:
Net proceeds from (payments to) factor	13,338	119,111
Checks issued and payable	12,726	-
Principal payments on notes payable to bank (see Note 7)	(64,291)	(30,672)
Principal payments on long-term debt	(156,042)	(130,857)
Net cash provided (used) by financing activities	(194,269)	(42,418)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,519	(90,225)
Cash and cash equivalents at beginning of period	10,057	133,543
Cash and cash equivalents at end of period	$27,576	$43,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash investing and financing activities:
Properties, plants and equipment acquired with long-term debt		$41,648
Common stock payable issued to directors	$168,750	$137,500

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Certain consolidated financial statement amounts for the three and nine month periods ended September 30, 2016, have been reclassified to conform to the 2017 presentation. These reclassifications had no effect on the net income (loss) or cash flows or accumulated deficit as previously reported.

Going Concern Consideration

At September 30, 2017, our financial statements show that we have a negative working capital of approximately $2.14 million and an accumulated deficit of approximately $26.1 million. In addition, we have incurred losses for the prior three years. These factors indicate that there may be doubt regarding our ability to continue as a going concern for the next twelve months.

During the past twelve months, the price of antimony has increased from a low of $3.07 per pound for the third quarter of 2016 to an average price of $4.25 for the third quarter of 2017. We have gross profit and a positive cash flow from our U.S. operations at this price. Our operations in Mexico are still in a transitional phase since the loss of our raw material supply from Hillgrove of Australia. We are focusing our production at our Wadley mine to increase grade and output, and we have recently seen ore from there assaying 50% antimony. We are also trying new production techniques, and have found that we can process direct shipping ore successfully at our Madero smelter which will result in a reduction in our operating costs in Mexico going forward.

We have reduced costs at our Mexico locations, most notably a reduced monthly lease payment of $11,600 for the Wadley mine from $23,200 for June 2016, and we have also reduced the cost for labor at the same mine. We have reduced administrative costs by approximately $81,000 from the prior year third quarter at the corporate level. Our capital outlay should be minimal in the near future; and we completed paying for the Los Juarez mining concessions in 2016 which were a major outlay in prior years.

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

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

2.
Income (Loss) Per Common Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock. Management has determined that the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2017 and June 30, 2016, is not applicable since any additions to outstanding shares related to common stock equivalents would be anti-dilutive.

As of September 30, 2017 and 2016, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	September 30, 2017	September 30, 2016
Warrants	250,000	250,000
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,001,005	2,001,005

3.
Inventories:

Inventories at September 30, 2017 and December 31, 2016 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at September 30, 2017 and December 31, 2016, is as follows:

	September 30,	December 31,
	2017	2016
Antimony Metal	$-	$112,300
Antimony Oxide	452,871	326,126
Antimony Concentrates	19,017	30,815
Antimony Ore	151,841	181,815
Total antimony	623,729	651,056
Zeolite	316,151	204,581
	$939,880	$855,637

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

Accounts Receivble	September 30, 2017	December 31, 2016
Accounts receivable - non factored	$332,660	$401,720
Accounts receivable - factored with recourse	163,737	150,399
Accounts receivable - net	$496,397	$552,119

5.
Commitments and Contingencies:

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease calls for a mandatory term of one year and, as of September 30, 2017, requires payments of $10,000 plus a tax of $1,600 per month. The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms. The lease is scheduled for renewal in June 2018.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

6.
Notes Payable to Bank:

At September 30, 2017 and December 31, 2016, the Company had the following notes payable to bank:

	September 30,	December 31,
	2017	2016
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$3,027	$76,350

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	99,999	90,967

Total notes payable to the bank	$103,026	$167,317

These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,999.

7.
Long – Term Debt:

Long-Term debt at September 30, 2017 and December 31, 2016, is as follows:	September 30,	December 31,
	2017	2016
Note payable to First Security Bank, bearing interest at 6%;
payable in monthly installments of $917; maturing
September 2018; collateralized by equipment.	$10,660	$18,246
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $1,300; maturing
August 2019; collateralized by equipment.	30,545	40,556
Note payable to Wells Fargo Bank, bearing interest at 4%;
payable in monthly installments of $477; maturing
December 2016; collateralized by equipment.	-	473
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	14,567	20,581
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing December 2019; collateralized by equipment.	16,985	22,944
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	14,146	14,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2019, net of discount.	731,862	776,319
Obligation payable for Guadalupe Mine, non-interest bearing,
annual payments from $60,000 to $149,078 through 2026, net of discount.	959,350	970,651
	1,778,115	1,863,916
Less current portion	(495,134)	(391,046)
Long-term portion	$1,282,981	$1,472,870

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

7.
Long – Term Debt, Continued:

Year Ending September 30,
2018	495,134
2019	307,810
2020	215,795
2021	128,742
2022	111,467
Thereafter	519,167
$1,778,115

8.
Hillgrove Advances Payable

On November 7, 2014, the Company entered into a loan and processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) by which Hillgrove will advance the Company funds to be used to expand their smelter in Madero, Mexico, and in Thompson Falls, Montana, so that they may process antimony and gold concentrates produced by Hillgrove’s mine in Australia. The agreement requires that the Company construct equipment so that it can process approximately 200 metric tons of concentrate initially shipped by Hillgrove, with a provision so that the Company may expand to process more than that. The parties agreed that the equipment will be owned by USAC and USAMSA. The final terms of when the repayment takes place have not yet been agreed on. The agreement called for the Company to sell the final product for Hillgrove, and Hillgrove to have approval rights of the customers for their products. The agreement allows the Company to recover its operating costs as approved by Hillgrove, and to charge a 7.5% processing fee and a 2.0% sales commission. The initial term of the agreement is five years; however, Hillgrove may suspend or terminate the agreement at its discretion. The Company may terminate the agreement and begin using the furnaces for their own production if Hillgrove fails to recommence shipments within 365 days of a suspension notice. At September 30, 2017, the net amount due to Hillgrove for advances was $1,134,196. As of September 30, 2107, repayment of the advances is not expected to occur within the next twelve months so the balance is classified as a long term liability.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

9. Concentrations of Risk:

	For the Three Months Ended		For the Nine Months Ended
Sales to Three	September 30,	September 30,	September 30,	September 30,
Largest Customers	2017	2016	2017	2016
Ampacet Corporation	$150,234	$-	$-	$-
Mexichem Specialty Compounds Inc.	909,965	414,157	2,466,388	1,524,253
Kohler Corporation	512,451	362,770	1,458,949	972,083
East Penn Corporation	-	245,514	512,641	965,564
	$1,572,650	$1,022,441	$4,437,978	$3,461,900
% of Total Revenues	66%	36%	57%	38%

Three Largest Accounts Receivable	September 30, 2017	September 30, 2016
Kohler Corporation	$169,991	$133,705
Earth Innovations Inc.	31,522	33,150
Axens North America, Inc.	31,237	-
East Penn Corporation	-	135,828
	$232,750	$302,683
% of Total Receivables	47.00%	58.20%

10.
Related Party Transactions:

During the three and nine months ended September 30, 2017 and 2016, the Chairman of the audit committee and compensation committee received $4,500 and $9,000, and $4,500 and $18,000, respectively, for services performed. See Note 12 for shares of common stock issued to directors.

During the three and nine months ended September 30, 2017 and 2016, the Company paid $2,715 and $8,989, and $2,480 and $11,310, respectively, to John Lawrence, President and Chief Executive Officer, as reimbursement for equipment used by the Company.

11.
Income Taxes:

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company determined that a valuation allowance equal to 100% of any deferred tax asset was appropriate, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of a net deferred tax asset. The net effect is that the deferred tax asset as of December 31, 2016, and any deferred tax assets that may have been incurred since then, are fully reserved for at September 30, 2017.

Management estimates the effective tax rate at 0% for the current year.

In 2015, the Mexican tax authority (“SAT”) initiated an audit of the USAMSA’s 2013 income tax return. In October 2016, as a result of its audit, SAT assessed the Company $13.8 million pesos, which was approximately $666,400 in U.S. Dollars (“USD”) as of December 31, 2016. Approximately $285,000 USD of the total assessment is interest and penalties. SAT’s assessment is based on the disallowance of specific costs that the Company deducted on the 2013 USAMSA income tax return. These disallowed costs were incurred by the Company for USAMSA’s business operations. SAT claims that the costs were not deductible or were not supported by appropriate documentation. At September 30, 2017, the assessed amount is $746,000 in U.S dollars.

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

At December 31, 2016, management estimated possible outcomes for this assessment and believes it will ultimately pay an amount ranging from 30% of the total assessment to the total assessed amount. The Company’s agreement with the tax professionals is that the professionals will receive 30% of the amount of tax relief they are able to achieve.

At December 31, 2016, the Company accrued a potential liability of $410,510 USD of which $285,048 was for unpaid income taxes, $75,510 was for interest expense, and $49,952 was for penalties. The amount accrued represents management’s best estimate of the amount that will ultimately be paid. The outcome could vary from this estimate. At September 30, 2017, the Company recognized a $49,000 increase due to the change in exchange rate. Fluctuation in exchange rates has an ongoing impact on the amount the Company will pay in U.S. dollars.

If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will adjust its net operating loss carryforward, or accrue any additional penalties, interest, and tax associated with the audit. The Company’s tax professionals in Mexico have reviewed and filed tax returns with the SAT for 2014, 2015, and 2016, and have advised the Company that they do not expect the Company to have a tax liability for those years relating to similar issues.

12.
Stockholder’s Equity:

Issuance of Common Stock for Payable to Board of Directors

During the nine months ended September 30, 2017, the Board of Directors was issued a total of 421,875 shares of common stock for $168,750 in directors’ fees that were payable at December 31, 2016. In addition, the Company accrued $131,250 in directors’ fees payable as of September 30, 2017, that will be paid in common stock.

During the nine months ended September 30, 2016, the Board of Directors was issued a total of 550,000 shares of common stock for $137,500 in directors’ fees that were payable at December 31, 2015. In addition, the Company accrued $112,500 in directors’ fees payable as of September 30, 2016, that will be paid in common stock.

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

Segment disclosure regarding sales to major customers is located in Note 9.

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Capital expenditures:
Antimony
United States	$22,241	$-	$22,241	$1,040
Mexico	45,326	26,130	121,042	201,882
Subtotal Antimony	67,567	26,130	143,283	202,922
Precious Metals	24,798	85,804	84,379	247,500
Zeolite	35,856	61,284	51,803	123,075
Total	$128,221	$173,218	$279,465	$573,497

Properties, plants and equipment, net:	September 30, 2017	December 31, 2016
Antimony
United States	$1,697,360	$1,694,331
Mexico	11,677,840	11,984,467
Subtotal Antimony	13,375,200	13,678,798
Precious metals	588,650	544,615
Zeolite	1,374,356	1,472,553
Total	$15,338,206	$15,695,966

Total Assets:	September 30, 2017	December 31, 2016
Antimony
United States	$2,543,350	$2,495,842
Mexico	12,338,179	12,681,109
Subtotal Antimony	14,881,529	15,176,951
Precious metals	588,650	544,615
Zeolite	2,020,575	2,044,432
Total	$17,490,754	$17,765,998

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.
Business Segments, Continued:

Segment Operations for the three	Antimony	Antimony	Precious
months ended September 30, 2017	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$1,796,775	$-	$78,245	$494,694	$2,369,714

Depreciation and amortization	14,200	127,675	15,100	50,200	207,175

Income (loss) from operations	435,497	(861,683)	63,145	135,879	(227,162)

Other income (expense):	(11,611)	(20,772)	-	(3,020)	(35,403)

NET INCOME (LOSS)	$423,886	$(882,455)	$63,145	$132,859	$(262,565)

Segment Operations for the three	Antimony	Antimony	Precious
months ended September 30, 2016	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$2,025,755	$3,557	$240,238	$577,149	$2,846,699

Depreciation and amortization	20,000	136,875	-	53,400	210,275

Income (loss) from operations	723,628	(1,421,013)	240,238	109,163	(347,984)

Income tax expense	-	(411,490)	-	-	(411,490)

Other income (expense):	(9,406)	(24,617)	-	(3,560)	(37,583)

NET INCOME (LOSS)	$714,222	$(1,857,120)	$240,238	$105,604	$(797,057)

Segment Operations for the nine	Antimony	Antimony	Precious
months ended September 30, 2017	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$5,842,801	$17,782	$243,822	$1,723,120	$7,827,525

Depreciation and amortization	42,900	397,325	47,000	150,000	637,225

Income (loss) from operations	1,618,156	(2,680,293)	196,821	358,110	(507,206)

Other income (expense):	(34,654)	(119,341)	-	(9,622)	(163,617)

NET INCOME (LOSS)	$1,583,502	$(2,799,634)	$196,821	$348,488	$(670,823)

Segment Operations for the nine	Antimony	Antimony	Precious
months ended September 30, 2016	USA	Mexico	Metals	Zeolite	Totals

Total revenues	$6,621,732	$3,557	$564,581	$1,976,758	$9,166,628

Depreciation and amortization	60,400	431,975		160,000	652,375

Income (loss) from operations	2,582,390	(4,028,767)	564,581	243,429	(638,367)

Income tax expense	-	(423,490)	-	-	(423,490)

Other income (expense):	(23,837)	(49,122)	-	(7,517)	(80,476)

NET INCOME (LOSS)	$2,558,553	$(4,501,379)	$564,581	$235,912	$(1,142,333)

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

Results of Operations by Division

Antimony and Precious Metals	3rd Qtr	3rd Qtr	Nine Months	Nine Months
Combined USA and Mexico	2017	2016	2017	2016
Lbs of Antimony Metal USA	298,472	247,505	1,102,290	1,027,501
Lbs of Antimony Metal Mexico	123,919	411,410	372,307	1,277,058
Total Lbs of Antimony Metal Sold	422,391	658,915	1,474,597	2,304,559
Sales Price/Lb Metal	$4.25	$3.07	$3.97	$2.87
Net income (loss)/Lb Metal	$(0.94)	$(1.37)	$(0.69)	$(0.60)

Gross antimony revenue - net of discount	$1,796,775	$2,025,755	$5,860,583	$6,625,289
Precious metals revenue	78,244	240,238	243,821	564,581
Production and shipping costs	(1,759,347)	(2,135,052)	(5,360,925)	(6,135,067)
Mexico non-production costs	(51,310)	(156,489)	(215,762)	(514,400)
General and administrative - non-production	(280,801)	(315,361)	(935,355)	(1,060,261)
Other miscellaneous income(loss)	2,642	32,813	(49,000)	109,392
Net interest and gain on sale of asset	(24,652)	(26,200)	(75,448)	(51,914)
EBITDA	(238,449)	(334,296)	(532,086)	(462,380)
Income tax expense	-	(411,490)	-	(423,490)
Depreciation & amortization	(156,975)	(156,875)	(487,225)	(492,375)
Net income (loss) - antimony and precious metals	$(395,424)	$(902,661)	$(1,019,311)	$(1,378,245)

Zeolite
Tons sold	2,671	3,375	9,446	10,690
Sales Price/Ton	$185.21	$171.01	$182.42	$184.92
Net income /Ton	$49.74	$31.29	$36.89	$22.07

Gross zeolite revenue	$494,694	$577,150	$1,723,120	$1,976,759
Production costs, royalties, and shipping costs	(297,815)	(386,844)	(1,167,108)	(1,509,822)
General and administrative - non-production	(12,532)	(29,178)	(53,065)	(67,157)
Net interest	(1,288)	(2,124)	(4,459)	(3,868)
EBITDA	183,059	159,004	498,488	395,912
Depreciation	(50,200)	(53,400)	(150,000)	(160,000)
Net income - zeolite	$132,859	$105,604	$348,488	$235,912

Company-wide
Gross revenue	$2,369,713	$2,846,699	$7,827,524	$9,166,628
Production costs, royalties, and shipping costs	(2,108,472)	(2,681,941)	(6,743,795)	(8,159,288)
General, administrative, and other non-production costs	(293,333)	(344,539)	(988,420)	(1,127,418)
Other miscellaneous income	2,642	32,813	(49,000)	109,392
Net interest and gain on sale of asset	(25,940)	(28,324)	(79,907)	(55,782)
EBITDA	(55,390)	(175,292)	(33,598)	(66,468)
Income tax expense	-	(411,490)	-	(423,490)
Depreciation & amortization	(207,175)	(210,275)	(637,225)	(652,375)
Net income (loss)	$(262,565)	$(797,057)	$(670,823)	$(1,142,333)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

The Mexico non-production costs for the three and nine months ending September 30, 2017, are primarily due to holding costs from inactivity at the Los Juarez, Guadalupe, and Soyatal mines and the Puerto Blanco mill. The loss of production at the Madero smelter from transitioning to Mexican raw material due to the closing of the Hillgrove mine in Australia and the subsequent loss of Hillgrove raw material contributed to non-production costs during the nine months ending September 30, 2017.

Company-Wide

For the third quarter of 2017, we recognized a net loss of $262,565 on sales of $2,369,713, compared to a net loss of $797,057 in the third quarter of 2016 on sales of $2,846,699. This is a decrease in the loss for the period of 67%, and is significant progress in a corporate turnaround. For the nine month period ending September 30, 2017, we incurred a net loss of $670,823 on sales of $7,827,525, compared to a net loss of $1,142,333 for the same period in 2016, a decrease of 41%. The loss in the third quarter of 2017 and the nine months then ended was primarily due to the loss of raw material from Hillgrove Mines of Australia. We also recognized approximately $124,732 of settlement costs related to our precious metals production during the first quarter of 2017, and we incurred a foreign exchange loss of $49,000 through nine months related to our Mexican tax liability. Hillgrove has given us permission to use the furnaces financed by them and that were dedicated to processing Hillgrove concentrates.

Depreciation and amortization for the quarter and nine months ending September 30, 2017, was $207,175 and $637,225, respectively.

The loss for the third quarter of 2017 included $51,310 in non-production costs in Mexico (holding costs for non-producing Mexican properties), compared to $156,489 for the same period in 2016.

For the third quarter of 2017, EBITDA was a negative $55,390, compared to a negative EBITDA of $175,292 for the same period of 2016.

For the third quarter of 2017, the general and administrative expenses were $228,185 compared to $309,832 for the same period of 2016.

Antimony

We began the mining and processing of ore from our own Mexican mines during Q1of 2017. Producing from our own Mexican mines will allow the Company to benefit from 100% of the price increases rather than a processing fee and a small percent of the price increases.

1.
The sale of antimony during Q3 2017 was 422,391 pounds compared to 658,915 pounds during the same period in 2016.
2.
The sale of antimony during the first nine months of 2017 was 1,474,597 pounds compared to sales of 2,304,559 pounds for the same period of 2016.
3.
The average sales price of antimony during Q3 2017 was $4.25 per pound compared to $3.07 during the same period in 2016, an increase of 38%.
4.
The average sale price of antimony during the first nine months of 2017 was $3.97 compared to $2.87 for the same period of 2016, an increase of 38%.
5.
The decrease in production was offset by higher sales prices and better margins on production from our own mined ore.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial, continued:

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

Production changes at the Madero smelter have cut the costs and increased recovery.

Precious Metals

The caustic leach of flotation concentrates from Los Juarez was successful, and 400 metric tons were run during the second quarter of 2017 that indicate that a cyanide leach circuit is necessary to increase the recoveries of precious metals from mill tailings.

Precious Metals Sales				Year to
Silver/Gold	For the Year Ended			Date
Montana	2014	2015	2016	2017
Ounces Gold Shipped (Au)	64.77	89.12	108.10	88.62
Ounces Silver Shipped (Ag)	29,480.22	30,420.75	38,123.46	22,107.93
Revenues	$461,083	$491,426	$556,650	$352,165
Mexico
Ounces Gold Shipped (Au)
Ounces Silver Shipped (Ag)
Revenues
Australian - Hillgrove
Ounces Gold Shipped (Au)			496.65	79.54
Revenues - Gross			$597,309	$81,779
Revenues to Hillgrove			(481,088)	(190,122)
Revenues to USAC			$116,221	$(108,343)

Total Revenues	$461,083	$491,426	$672,871	$243,822

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Bear River Zeolite (BRZ)

During Q3 2017, BRZ sold 2,671 tons of zeolite compared to 3,375 tons in the same period of 2016, down 704 tons (20%). The decrease in tonnage was due to required maintenance.

We realized a net income of $132,859 from zeolite sales in Q3 of 2017, compared to $105,604 for the same period in 2016. The increase in the profit from our zeolite operations was $27,255 (25%). The increase in profit was attributable to better plant efficiency. We realized net income of $348,488 from zeolite sales during the first nine months of 2017, compared to $235,912 for the same period in 2016. The increase in the profit from our zeolite operations was $112,576 (48%) and was attributable to better plant efficiency.

We realized an EBITDA from zeolite sales for Q3 2017 of $183,059, compared to $159,004 for the same period in 2016, an increase of $24,055 (15%). We realized an EBITDA from zeolite sales for the nine months ended September 30, 2017 of $498,488, compared to $395,912 for the same period in 2016, an increase of $102,576 (26%).

Our new sales program for zeolite products has two field representatives and a research person that prepares sales brochures and literature. At this time this effort is adding new customers. Increased production at our zeolite plant will enable us to provide timely product deliveries to our customers.

Financial Position

Financial Condition and Liquidity
	September 30, 2017	December 31, 2016
Current Assets	$1,740,041	$1,692,555
Current liabilities	(3,880,431)	(3,382,123)
Net Working Capital	$(2,140,390)	$(1,689,568)

	September 30, 2017	September 30, 2016
Cash provided (used) by operations	$491,253	$412,162
Cash used for capital outlay	(279,465)	(459,969)
Cash provided (used) by financing:
Net proceeds from (payments) to factor	13,338	119,111
Payment of notes payable to bank	(64,291)	(30,672)
Checks issued and payable	12,726
Principal paid on long-term debt	(156,042)	(130,857)
Net change in cash	$17,519	$(90,225)

Our net working capital at September 30, 2017, has decreased by approximately $451,000 from December 31, 2016. The decrease in our net working capital was primarily due to an increase in various categories of liabilities, and expenditures of approximately $280,000 for capital outlay. We have estimated commitments of $50,000 for construction and improvements to finish building and installing precious metals leach circuits. We believe that with our current cash balance, along with the future cash flow from operations, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months. We have lines of credit of $202,000 which have been drawn down by $103,026 at September 30, 2017. We have a foreign value added tax refund receivable in Mexico of $365,120 at September 30, 2017. We believe that this refund will be adequate to offset the amount ultimately paid on the Mexican tax assessment (see Note 11 of the consolidated financial statements in Item 1).

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Going Concern Consideration

At September 30, 2017, our financial statements show that we have a negative working capital of approximately $2.14 million and an accumulated deficit of approximately $26.1 million. In addition, we have incurred losses for the prior three years. These factors indicate that there may be doubt regarding our ability to continue as a going concern for the next twelve months.

During the past twelve months, the price of antimony has increased from a low of $3.07 per pound for the third quarter of 2016 to an average price of $4.25 for the third quarter of 2017. We have gross profit and a positive cash flow from our U.S. operations at this price. Our operations in Mexico are still in a transitional phase since the loss of our raw material supply from Hillgrove of Australia. We are focusing our production at our Wadley mine to increase grade and output, and we have recently seen ore from there assaying 50% antimony. We are also trying new production techniques, and have found that we can process direct shipping ore successfully at our Madero smelter which will result in a reduction in our operating costs in Mexico going forward.

We have reduced costs at our Mexico locations, most notably a reduced monthly lease payment of $11,600 for the Wadley mine from $23,200 for June 2016, and we have also reduced the cost for labor at the same mine. We have reduced administrative costs by approximately $81,000 from the prior year third quarter at the corporate level. Our capital outlay should be minimal in the near future; and we completed paying for the Los Juarez mining concessions in 2016 which were a major outlay in prior years.

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

ITEM 3.

None

ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of September 30, 2017. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended September 30, 2017.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By: /s/ John C. Lawrence                                                                                                        Date: November 14, 2017
     John C. Lawrence, Director and President
     (Principal Executive)

By: /s/ Daniel L. Parks                                                                                                            Date: November 14, 2017
     Daniel L. Parks, Chief Financial Officer