Form 10-K
period 2017-12-31
UNITED STATES ANTIMONY CORP
filed 2018-04-02
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $18,797,116 as of June 30, 2017.

At April 2, 2018, the registrant had 67,488,153 outstanding shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION
2017 ANNUAL REPORT

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

History

United States Antimony Corporation, or USAC, was incorporated in Montana in January 1970 to mine and produce antimony products. In December 1983, we suspended antimony mining operations but continued to produce antimony products from domestic and foreign sources. In April 1998, we formed United States Antimony SA de CV or USAMSA, to mine and smelt antimony in Mexico. Bear River Zeolite Company or BRZ, was incorporated in 2000, and it is mining and producing zeolite in southeastern Idaho. On August 19, 2005, USAC formed Antimonio de Mexico, S. A. de C. V. to explore and develop antimony and silver deposits in Mexico. Our principal business is the production and sale of antimony, silver, gold, and zeolite products. On May 16, 2012, we started trading on the NYSE MKT (now NYSE AMERICAN) under the symbol UAMY.

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

For 2017, and since 1983, we relied on foreign sources for raw materials, and there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by us. We have developed sources of antimony in Mexico but we are still depending on foreign companies for raw material in the future. We expect more raw materials from our own properties for 2018 and later years. We continue working with suppliers in North America, Central America, Europe, Australia, and South America.

We currently own 100% of the common stock, equipment, and the leases on real property of United States Antimony, Mexico S.A. de C.V. or “USAMSA”, which was formed in April 1998. We currently own 100% of the stock in Antimony de Mexico SA de CV (AM) which owns the San Miguel concession of the Los Juarez property. USAMSA has three divisions (1) the Madero smelter in Coahuila, (2) the Puerto Blanco flotation mill and oxide circuit in Guanajuato that is ramping up for 2018, and (3) mining properties that include the Los Juarez mineral deposit with concessions in Queretaro, the Wadley mining concession in San Luis Potosi, the Soyatal deposits in Queretaro, and the Guadalupe properties in Zacatecas.

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
●
As a vertically integrated company, we will have more control over our raw material costs.

Following is a five year schedule of our antimony sales:

Schedule of Antimony Sales
	Lbs Metal		Average
Year	Contained	$	Price/Lb
2017	1,891,439	$7,588,470	$4.01
2016	2,936,880	$8,744,170	$2.98
2015	2,487,321	$9,863,933	$3.97
2014	1,727,804	$8,132,410	$4.71
2013	1,579,182	$8,375,158	$5.30

Concentration of Sales:

During the two years ended December 31, 2017, the following sales were made to our three largest customers:

Sales to	For the Year Ended
Largest Customers	December 31, 2017	December 31, 2016
Mexichem Specialty Compounds Inc.	$3,335,046	$2,108,998
East Penn Manufacturing Inc	512,621	1,147,854
Kohler Corporation	1,928,962	1,474,854
	$5,776,629	$4,731,706
% of Total Revenues	56.50%	39.80%

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

A five year price range of prices for antimony oxide and antimony metal, per pound, was as follows:

	USAC SALES
	Oxide	Metal	Combined	USA	Rotterdam
			(Metal Contained Price)
	Average	Average	Average	Average	Average
Year	Price/Lb	Price/Lb	Price/Lb	Price/Lb	Price/Lb
2017	$3.40	$3.41	$4.01	$3.77	$3.78
2016	$3.11	$2.62	$2.98	$2.99	$2.94
2015	$3.34	$3.71	$3.97	$3.41	$3.32
2014	$4.00	$4.18	$4.71	$4.40	$4.31
2013	$4.41	$4.69	$5.30	$4.73	$4.78

Antimony metal prices are determined by a number of variables over which we have no control. These include the availability and price of imported metals, the quantity of new metal supply, and industrial demand. If metal prices decline and remain depressed, our revenues and profitability may be adversely affected.

We use various antimony raw materials to produce our products. We currently obtain antimony raw material from sources in Canada and Mexico.

Zeolite Division

We own 100% of Bear River Zeolite Company, (BRZ), an Idaho corporation that was incorporated on June 1, 2000. BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment. In 2010 the royalty was adjusted to $10 per ton sold. The current minimum annual royalty is $60,000. In addition, BRZ has more zeolite on U.S. Bureau of Land Management land. A company controlled by the estate of Al Dugan, a significant stockholder and, as such, an affiliate of USAC, receives a payment equal to 3% of net sales on zeolite products. William Raymond and Nancy Couse are paid a royalty that varies from $1 to $5 per ton. On a combined basis, royalties vary from 8%-13%. BRZ has constructed a processing plant on the property and it has improved its productive capacity. In addition to a large amount of fully depreciated equipment that has been transferred from the USAC division, we have spent approximately $3,945,000 to purchase and construct the processing plant as of December 31, 2017.

We have no "proven reserves" or "probable reserves" of zeolite, as these terms are defined by the Securities and Exchange Commission.

"Zeolite" refers to a group of industrial minerals that consist of hydrated aluminosilicates that hold cations such as calcium, sodium, ammonium, various heavy metals, and potassium in their crystal lattice. Water is loosely held in cavities in the lattice. BRZ zeolite is regarded as one of the best zeolites in the world due to its high CEC of approximately 180-220 meq/100 gr., its hardness and high clinoptilolite content, its absence of clay minerals, and its low sodium content. BRZ's zeolite deposits’ characteristics which make the mineral useful for a variety of purposes including:

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

Antimony Processing Site

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site"). We are under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality. At December 31, 2017 and 2016, we have accrued $100,000 to fulfill our environmental responsibilities.

BRZ

During 2001, we recorded a reclamation accrual for our BRZ subsidiary, based on an analysis performed by us and reviewed and approved by regulatory authorities for environmental bonding purposes. The accrual of $7,500 represents our estimated costs of reclaiming, in accordance with regulatory requirements, the acreage disturbed by our zeolite operations, and remains unchanged at December 31, 2017.

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

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2017. We have made significant reclamation and remediation progress on all our properties over thirty years and have complied with regulatory requirements in our environmental remediation efforts.

Employees

As of December 31, 2017, we employed 27 full-time employees in Montana. In addition, we employed 16 people at our zeolite plant in Idaho, and more than 60 employees at our mining, milling and smelting operation in Mexico. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement.

Other

We hold no material patents, licenses, franchises or concessions. However, we consider our antimony processing plants proprietary in nature.

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

We have accruals totaling $271,572 on our balance sheet at December 31, 2017, for our environmental reclamation responsibilities and estimated asset retirement obligations. If we are not able to adequately perform these activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

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

ANTIMONY MINERAL PROPERTIES

Los Juarez Group

We hold properties that are collectively called the “Los Juarez” property, in Queretaro, as follows:

1.
San Miguel I and II were purchased by a USAC subsidiary, Antimonio de Mexico, S. A. de C. V (AM), for $1,480,500. As of December 31, 2017, we have paid for the property, and have incurred significant permitting costs. The property consists of 40 hectares.

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

CONSEJO DE RECURSOS MINERALES MONOGRAFIAS GEOLOGICO-MINERAS

ESTADO DE QUERETARO

100°30'
100°00'
99°30'
99°00'
21°30'
21°00'
20°30'
20°00'
SAN LUIS POTOSI
GUANAJUATO
HIDALGO
MICHOACAN
EDO. DE MEXICO
Soyatal ?
JALPAN DE SERRA
PINAL DE AMOLES
RIO BLANCO
LANDA DE MATAMOROS
PEÑA MILLER
TOLIMAN
SAN JOAQUIN
VIZARRON
MACONI
Los Juarez (Coahuila)
A S.L. POTOSI
A S. MIGUEL DE ALLENDE
COLON
CADEREYTA DE MONTES
EZEQUIEL MONTES
EL MARQUES
QUERETARO
CELAYA (CUOTA)
CELAYA (LIBRE)
CORREGIDORA
TEQUISQUIAPAN
PEDRO ESCOBEDO
S.J. DEL RIO
HUIMILPAN
A ACAMBARO
AMEALCO
A MORELIA
FUENTE: QUERETARO MAPA DE CARRETERAS S.C.T. (1991)
0 10 30 50 km
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

USAMSA Puerto Blanco Flotation Mill, Guanajuato, Mexico

The flotation plant has a capacity of 140 metric tons per day. It includes a 30” x 42” jaw crusher, a 4’x 8’ double-deck screen, a 36” cone crusher, an 8’x 36” Harding type ball mill, and eight No. 24 Denver sub A type flotation machines, an 8’ disc filter, front end loaders, tools and other equipment. The flotation circuit is used for the processing of rock from Los Juarez, Guadalupe, and other properties. We are in the process of installing a 400 metric ton per day flotation mill that will be dedicated to processing ore from our Los Juarez property. The crushing equipment currently in place is adequate for both flotation mills. An oxide circuit was added to the plant in 2013 and 2014 to mill oxide ores from Soyatal and other properties. It includes a vertical shaft impactor, 3 ore bins, 8 conveyors, a 4’ x 6’ high frequency screen, jig, 8 standard concentrating tables, 5 pumps, sand screw and two buildings. The capacity of the oxide circuit is 50 tons per day. We are presently installing a cyanide leach circuit and settling pond that will be used to recover precious metals from our Los Juarez mine. During 2017 and 2016, less than 10% of the mill’s capacity was utilized.

USAMSA Madero Smelter, Estacion Madero, Parras De La Fuente, Coahuila, Mexico

USAC, through its wholly owned subsidiary, USAMSA, owns and operates a smelting facility at Estacion Madero, in the Municipio of Parras de la Fuente, Coahuila, Mexico. The property includes 13.48 hectares. Seventeen small rotating furnaces (SRF’s) and one large rotating furnace (LRF) with an associated stack and scrubber were permitted and installed by the end of 2015. Other equipment includes cooling ducting, dust collectors, scrubber, laboratory, warehouse, slag vault, stack, jaw crusher, screen, hammer mill, and a 3.5’ x 8’ rod mill. The plant has a feed capacity of five to six metric tons of direct shipping ore or concentrates per day, depending on the quality of the feedstock. If the feedstock is in the mid-range of 45% antimony, the smelter could produce approximately 1.8 MM pounds of contained antimony annually. Concentrates from our flotation plant, and hand-sorted ore from Mexico sources and other areas, are being processed. During 2017, we completed the installation of a leach circuit to process concentrates from the Puerto Blanco cyanide leach plant containing precious metals from our Los Juarez Mining property. The Madero production is either sold or shipped to our Montana plant to produce finished Antimony products and precious metals. Access to the plant is by road and railroad. Set forth below are location maps:

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

PART II

Item 5 Market for Common Equity and Related Stockholder Matters

Currently, our common stock is traded on the NYSE-AMERICAN under the symbol UAMY. The following table sets forth the range of high and low bid prices as reported for the periods indicated. The quotations were taken from a website available to the public, and generally believed to be accurate. The quoted prices may not necessarily represent actual transactions.

2017	High	Low
First Quarter	$0.52	$0.34
Second Quarter	0.43	0.31
Third Quarter	0.29	0.21
Fourth Quarter	0.36	0.31

2016	High	Low
First Quarter	$0.33	$0.17
Second Quarter	0.31	0.20
Third Quarter	0.60	0.20
Fourth Quarter	0.47	0.22

The approximate number of holders of record of our common stock at April 2, 2018, is 2,500.

We have not declared or paid any dividends to our stockholders during the last five years and do not anticipate paying dividends on our common stock in the foreseeable future. Instead, we expect to retain earnings for the operation and expansion of our business.

In March of 2016 the Company issued the Board members 550,000 shares of the Company’s common stock for services provided during 2015 with a value of $137,500.

In December of 2016, the Company issued Daniel Parks, the Company’s Chief Financial Officer, 200,000 shares of the Company’s common stock valued at $54,000 to retain his services for a two year period. As part of the agreement, Mr. Parks’ hours worked and normal compensation was reduced.

During 2016, the Company awarded, but did not issue, common stock with a value at December 31, 2016, of $168,750 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $168,750 in director compensation expense. In March of 2017, at a price of $0.40 per share, the directors were issued 421,875 shares for 2016.

During 2017, the Company awarded, but did not issue, common stock with a value at December 31, 2017, of $175,000 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $175,000 in director compensation expense. As of April 2, 2018, the shares had not been issued to the directors.

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

Overview

Company-wide

For the year ended December 31, 2017, we incurred a loss of $1,134,394 for 2017 after depreciation and amortization of $968,888, compared to a loss of $1,309,200 for 2016 after depreciation and amortization of $999,737, and an income tax provision of $298,138 for our Mexican operations. Our company-wide EBITDA was a negative $165,506 for 2017, compared to a negative $11,325 for 2016.

Net non-cash expense items totaled $1,275,000 for 2017 and included $968,888 for depreciation and amortization, $93,450 for amortization of debt discount, $175,000 for director compensation and $37,662 for other items.

Net non-cash expense items totaled $1,176,608 for 2016 and included $999,737 for depreciation and amortization, $70,590 for amortization of debt discount, $54,000 for stock-based compensation, $168,750 for director compensation and ($116,469) for other items.

Antimony Sales

During 2017, we saw our average sale price increase by $1.03 per pound to $4.01 per pound from an average price of $2.98 per pound for 2016. Due to the loss of our supply of antimony concentrates from Australia, the volume of antimony sold (metal contained) decreased from a record of 2,936,880 pounds sold in 2016 to 1,891,439 pounds sold in 2017, a decrease of 1,045,441pounds. During 2017 our production and sales from Mexican sources was approximately 530,000 pounds from our mines, and approximately 35,000 pounds from Australian concentrates. During 2017, the loss of raw material from Australia saw our gross sales of antimony decrease by $1,155,700 (13%). The antimony division had a negative EBIDTA of $1,094,579 for 2017, compared to a negative EBITDA of $1,131,971 for 2016. Our loss from antimony decreased from a loss of $2,171,611 in 2016 to a loss of $1,776,239 in 2017.

In November of 2017, we renegotiated our sodium antimonite supply agreement to recognize that antimony prices were in a world-wide slump, and that our general and administrative costs were a larger percent of our revenues than they were under the previous agreement. The new price agreement was implemented in December of 2017, and will result in lower antimony production costs and an improved cash flow for 2018 and the following years.

Zeolite Sales

Our sales volume of zeolite in 2017 was 766 tons less than we sold in 2016, a decrease of 6%. Our average sales price decreased by approximately $5 per ton, from $188 per ton in 2016 per ton to $183 per ton in 2017 (3%). During 2017, total sales of zeolite decreased by $206,458 from 2016. The zeolite division had EBIDTA of $554,201 for 2017, compared to EBITDA of $447,775 for 2016. Net income increased from $233,907 in 2016 to $331,472 in 2017, approximately $98,000.

Precious Metals Sales

Precious Metals Sales
Silver/Gold
Montana	2014	2015	2016	2017
Ounces Gold Shipped (Au)	64.77	89.12	108.10	107.00
Ounces Silver Shipped (Ag)	29,480	30,421	38,123	32,021
Revenues	$461,083	$491,426	$556,650	$480,985
Australian - Hillgrove
Ounces Gold Shipped (Au)			496.65	90.94
Revenues - Gross			$597,309	$96,471
Revenues to Hillgrove			(481,088)	(202,584)
Revenues to USAC			$116,221	$(106,113)
Total Revenues	$461,083	$491,426	$672,871	$374,872

Results of operations by division at December 31, 2017 and 2016 are as follows:

Results of Operations by Division
	2017	2016
Antimony Division - United States:
Revenues - Antimony (net of discount)	$7,588,470	$8,744,170
Domestic cost of sales:
Production costs	3,898,097	3,274,100
Depreciation	57,761	62,863
Freight and delivery	321,282	419,256
Indirect production costs	328,411	272,161
Direct sales expense	65,652	65,652
Total domestic antimony cost of sales	4,671,203	4,094,032

Cost of sales - Mexico
Production costs	2,223,663	3,480,252
Depreciation and amortization	623,899	678,639
Freight and delivery	45,461	113,412
Land lease expense	190,116	261,154
Indirect production costs	281,922	363,160
General and administrative	109,582	178,048
Total Mexico antimony cost of sales	3,474,643	5,074,665

Total revenues - antimony	7,588,470	8,744,170
Total cost of sales - antimony	8,145,846	9,168,697
Total gross profit (loss) - antimony	(557,376)	(424,527)

Precious Metals Division:
Revenues	374,872	672,871
Cost of sales:
Depreciation	64,499	44,367
Total cost of sales	64,499	44,367
Gross profit - precious metals	310,373	628,504

Zeolite Division:
Revenues	2,266,636	2,473,094
Cost of sales:
Production costs	919,876	1,210,832
Depreciation	222,729	213,868
Freight and delivery	175,303	226,258
Indirect production costs	176,566	178,881
Royalties	235,021	258,206
Direct sales expense	128,738	52,375
Total cost of sales	1,858,233	2,140,420
Gross profit - zeolite	408,403	332,674

Total revenues - combined	10,229,978	11,890,135
Total cost of sales - combined	10,068,578	11,353,484
Total gross profit - combined	$161,400	$536,651

Results of Operations by Division
Antimony - Combined USA
and Mexico	2017	2016
Lbs of Antimony Metal USA	1,326,659	1,422,957
Lbs of Antimony Metal Mexico:	564,780	1,513,923
Total Lbs of Antimony Metal Sold	1,891,439	2,936,880
Average Sales Price/Lb Metal	$4.01	$2.98
Net loss/Lb Metal	$(0.94)	$(0.74)

Gross antimony revenue - net of discount	$7,588,470	$8,744,170

Cost of sales - domestic	(4,671,202)	(4,094,032)
Cost of sales - Mexico	(3,474,643)	(5,074,665)
Operating expenses	(1,056,862)	(1,265,518)
Non-operating expenses	(162,002)	(183,428)
Income tax provision	-	(298,138)
	(9,364,709)	(10,915,781)

Net loss - antimony	(1,776,239)	(2,171,611)
Depreciation,& amortization	681,660	741,502
Income taxes	-	298,138
EBITDA - antimony	$(1,094,579)	$(1,131,971)

Precious Metals
Ounces sold
Gold	107	108
Silver	32,021	38,123

Gross precious metals revenue	$374,872	$672,871
Production costs, royalties, and shipping costs	(64,499)	(44,367)
Net income - precious metals	310,373	628,504
Depreciation	64,499	44,367
EBITDA - precious metals	$374,872	$672,871

Zeolite
Tons sold	12,377	13,143
Average Sales Price/Ton	$183.13	$188.17
Net income (Loss)/Ton	$26.78	$17.80

Gross zeolite revenue	$2,266,636	$2,473,094
Cost of sales	(1,858,234)	(2,140,420)
Operating expenses	(64,237)	(87,655)
Non-operating expenses	(12,693)	(11,112)
Net income - zeolite	331,472	233,907
Depreciation	222,729	213,868
EBITDA - zeolite	$554,201	$447,775

Company-wide
Gross revenue	$10,229,978	$11,890,135
Production costs	(10,068,578)	(11,353,484)
Operating expenses	(1,121,099)	(1,353,173)
Non-operating expenses	(174,695)	(194,540)
Income tax provision	-	(298,138)
Net income (loss)	(1,134,394)	(1,309,200)
Depreciation,& amortization	968,888	999,737
Income taxes	-	298,138
EBITDA	$(165,506)	$(11,325)

During the two year period ended December 31, 2017, the most significant events affecting our financial performance were the fluctuation of antimony prices and the decrease in our sources of antimony raw material. During the first half of 2016, the price for antimony hit a seven year low, but recovered to approximately $4.00 per pound by the end of 2017. By the end of 2016, we stopped the processing of antimony concentrate for Hillgrove Mines, Ltd., of Australia and started production from our own mines in Mexico. There was no production from our own mines in Mexico, during 2016 due to the processing of concentrates from Hillgrove. We produced approximately 530,000 pounds from our Mexican properties in 2017. The Puerto Blanco mill circuits were utilized less than 10% of their capacity. Going forward, the increased supply of raw material from Mexico and the metal prices for both antimony and precious metals will be the most significant factors influencing our operations. Included in antimony cost of sales-Mexico are costs of approximately $276,000 and $358,000 for 2017 and 2016, respectively, relating to maintaining our mineral properties which were idle for 2016 and for a portion of 2017.

The following are highlights of the significant changes during 2017 and the two year period then ended:

Antimony:

●
The sale of antimony during 2017 was 1,891,439 pounds compared to 2,936,880 pounds in 2016, a decrease of 1,045,441 pounds (36%).
●
The average sales price of antimony during 2016 was $2.98 per pound compared to $4.01 during 2017, an increase of $1.03 per pound (35%). During the beginning of 2018, the Rotterdam price of antimony is approximately $3.75 per pound.
●
The metallurgical problem with the Los Juarez concentrates has been solved with cyanide and caustic leach plants, and pilot mining, milling, and smelting will resume. This will put the Puerto Blanco mill in operation during 2018. During 2017 and 2016, the Puerto Blanco mill was operating at less than 10% of capacity.
●
The net loss per pound of antimony was $0.94 in 2017 even though the price increased $1.03 per pound from 2016. The net loss per pound in 2016 was $0.74 per pound.
●
Our cost of goods sold for antimony decreased from $9,168,697 in 2016 to $8,145,846 in 2017. This was primarily due to the decrease in raw material from Australia. For the years ended December 31, 2017 and 2016, costs of goods sold include operating and non-operating production costs from Mexico operations.
●
Our cost of production for the years ended December 31, 2017 and 2016 included metallurgical testing at Puerto Blanco and Madero, Mexico, and to a lesser degree, our plant in Thompson Falls, Montana.
●
We are producing and buying raw materials, which will allow us to ensure a steady flow of products for sale. Our smelter at Madero, Mexico, was producing primarily from concentrates from Australia in 2016. Production from Madero during 2017 was primarily from our own Mexican properties, and we purchased a significant portion of the raw materials for our smelter in Montana.
●
 We are proceeding with the testing of the Los Juarez ore in the 100 ton per day mill at Puerto Blanco. A 400 ton per day flotation mill is permitted and is partially installed. This mill will be dedicated to processing rock from the Los Juarez mining property. We have adequate crushing capacity in place to feed the 450 ton per day mill and the existing mill.
●
Our principal smelter, precious metals recovery operation, and our Company headquarters remain in Montana.

Zeolite:

During 2017, BRZ sold 12,377 tons compared to 13,143 tons in 2016, down 766 tons (6%). BRZ realized a net income of $331,472 in 2017 after depreciation of $222,729 compared to a net income of $233,907 in 2016 after depreciation of $213,868. Production efficiency at the plant in Preston, Idaho, increased in 2017 due to repairs and new equipment. Sales activity in the early part of 2018 includes a number of new customers.
General and administrative costs, as reported in our statement of operations, include fees paid to directors through stock based compensation, office expenses, and fees to the NYSE AMERICAN, and other non-operating costs. The combined general and administrative costs were 5.2%, and 5.7%, of sales for 2017 and 2016, respectively.

The decrease in professional fees for 2017 (approximately $91,000) was primarily due to attorney fees of approximately $72,000 paid in 2016 related to our former Investor Relations representative. Our accounting fees for 2017 related to our annual audit and our quarterly SEC filings decreased by approximately $15,000 from the prior year.

Factoring costs increased in 2017 from approximately $35,000 in 2016 to approximately $36,000 in 2017.

The discounts we gave for early payments were approximately $110,000 for both 2017and 2016.

Subsidiaries

The Company has a 100% investment in two subsidiaries in Mexico, USAMSA and AM, whose mineral property carrying values were assessed at December 31, 2017 and 2016 for impairment. Management’s assessment of the subsidiaries’ fair value was based on their future benefit to us.

Financial Condition and Liquidity

	2017	2016
Current assets	$1,562,270	$1,692,555
Current liabilities	(3,934,726)	(3,382,123)
Net Working Capital	$(2,372,456)	$(1,689,568)

Cash provided by operations	$716,705	$425,837
Cash used for capital outlay	(365,541)	(583,029)
Cash provided (used) by financing:
Net payments (to) from factor	(139,519)	136,617
Proceeds from notes payable to bank	25,248	36,645
Principal paid on long-term debt	(211,529)	(175,238)
Checks issued and payable	(7,434)	35,682
Net change in cash	$17,930	$(123,486)

Our net working capital decreased for the year ended December 31, 2017, from a negative amount of $1,689,568 at the beginning of the year to a negative amount of $2,372,456 at the end of 2017. Our current assets decreased primarily due to a decrease in our accounts receivable, which was partially offset by an increase in our inventories. Our current liabilities increased by approximately $550,000 primarily due to an increase in our accounts payable and the current portion of long-term debt, which were partially offset by the decrease in our liability for factored accounts receivable. Capital improvements were paid for with cash and debt.

For the year ending December 31, 2018, we are planning to finance our improvements with operating cash flow. Our 2018 improvements are expected to include improvements related to completing the cyanide leach circuit at Puerto Blanco.

The current portion of our long term debt is serviceable from the cash generated by operations.

Going Concern Consideration

At December 31, 2017, the Company’s financial statements show negative working capital of approximately $2.4 million and an accumulated deficit of approximately $26.5 million.  In addition, the Company has incurred losses for the prior three years.  These factors indicate that there may be doubt regarding the ability to continue as a going concern for the next twelve months.

The continuing losses are principally a result of the Company’s antimony operations and in particular to the production costs incurred in Mexico. The other two operating divisions, precious metals and zeolite, had gross profits of $310,373 and $408,403, respectively, in 2017.

Regarding the antimony division, in 2016 the Company endured some of the lowest prices for antimony in the past seven years, with an average sales price of only $2.98 per pound of metal contained.  Prices improved during 2017 with an average sale price of $4.01. Through March 2018, our average sale price for antimony is approximately $4.10 per pound. Additionally, in November 2017, the Company renegotiated its domestic sodium antimonite supply agreement resulting in a lower cost for antimony per pound of approximately $0.44. With the new supply agreement in place, most of the market increase in antimony prices will result in increased Company cash flow in 2018 from its antimony division.

In 2017, the Company reduced costs for labor at the Mexico locations which has resulted in a lower overall production costs in Mexico which will continue through 2018. The reduction was due to a large reduction in the work force at the Madero smelter because of the decrease in antimony concentrates from Hillgrove (see Note 10). In the fourth quarter 2017, the Company also adjusted operating approaches at Madero that will likely result in a decrease in operating costs for fuel, natural gas, electricity, and reagents. Although total production activity in Mexico decreased in 2017 due to the lack of Hillgrove concentrates, the Company’s 2018 plan involves ramping up production at its own antimony properties in Mexico. In addition, a new leach circuit expected to come on line during 2018 in Mexico will result in more extraction of precious metals.

In 2017, management implemented wage and other cost reductions at the corporate level that will keep administrative costs stable in 2018. The Company expects to continue paying a low cost for propane in Montana, which in years past has been a major operating cost.

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations without the need for additional borrowings or selling shares of its common stock. The Company plans to continue keeping current on its debt payments in 2018 through cash flows from operations.

Management believes that the current circumstances and cost reduction actions taken will enable the Company to be actively operating for the next twelve months.

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

●
The value of unprocessed ore in our inventory at the Wadley mining concession and Puerto Blanco mill is based on assays taken at the time the ore is delivered, and may vary when the ore is processed and final settlement is made. We assay the ore to estimate the amount of antimony contained per metric ton, and then make a payment based on the Rotterdam price of antimony and the % of antimony contained. Our payment scale incorporates a penalty for ore with a low percentage of antimony. It is reasonably likely that the initial assay will differ from the amount of metal recovered from a given lot. If the initial assay of a lot of ore on hand at the end of a reporting period were different, it would cause a change in our reported inventory and accounts payable amounts, but would not change our reported cost of goods sold or net income amounts. At December 31, 2017, if we had overestimated the per cent of antimony in our total inventory of purchased ore by 2.5%, (a 10% correction to the amount of antimony metal contained if we assayed 25.0% antimony per metric ton), the amount of our inventory and accounts payable would be smaller by approximately $1,500. Our net income would not be affected. Direct shipping ore (DSO) purchased at our Madero smelter is paid for at a fixed amount at the time of delivery and assaying, and is not subject to accounting estimates. The amount of the accounting estimate for purchased ore at our Puerto Blanco mill is in a constant state of change because the amount of purchased ore and the per cent of metal contained are constantly changing. Due to the amount of ore on hand at the end of a reporting period, as compared to the amount of total assets, liabilities, equity, and the ore processed during a reporting period, any change in the amount of estimated metal contained would likely not result in a material change to our financial condition.

●
The asset retirement obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations, and may differ when we cease operations. At December 31, 2011, we made an estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations would be $134,000. For purposes of the estimate, we used a probable life of 20 years and costs that, initially, are comparable to rates that we would incur at the present. We are adding to (an accretion of 6%) the liability each year, and amortizing the asset over 20 years ($6,700 annually), which decreases our net income in total each year (by $13,490 for 2017 and $12,155 for 2016). We make periodic reviews of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and adjust our account balances accordingly. At this time, we think that an adjustment in our asset recovery obligation is not required, and an adjustment in future periods would not have a material impact in the year of adjustment, but would change the amount of the annual accretion and amortization costs charged to our expenses by an undetermined amount.

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

Disclosure controls and procedures were not effective due primarily to material weaknesses in the Company’s internal control of financial reporting as discussed below.

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

The management of USAC has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of December 31, 2017. These weaknesses are as follows:

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

Because these material weaknesses exist, management has concluded that our internal control over financial reporting as of December 31, 2017, is ineffective.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting for the quarter ended December 31, 2017.

PART III

Item 10
Directors, Executive Officers, Promoters and Control Persons, Compliance with
Section 16(a) of the Exchange Act

Identification of directors and executive officers at December 31, 2017, is as follows:

Name	Age	Affiliation	Expiration of Term

John C. Lawrence	79	Chairman, President,	Annual meeting
		Director
John C. Gustavsen	69	First Vice-President	Annual meeting

Russell C. Lawrence	49	Second Vice-President	Annual meeting
		and Director

Matthew Keane	62	Third Vice-President	Annual meeting

Daniel L. Parks	69	Chief Financial Officer	Annual meeting

Alicia Hill	36	Secretary, Controller,	Annual meeting
		and Treasurer

Gary D. Babbitt	72	Director	Annual meeting

Whitney Ferer	59	Director	Annual meeting

Hart W. Baitis	68	Director	Annual meeting

Jeffrey Wright	48	Director	Annual meeting

Craig Thomas	43	Director	Annual meeting

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

Board Meetings and Committees Our Board of Directors held four (4) regular meetings during the 2017 calendar year. Each incumbent director attended all of the meetings held during the 2017 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member.

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

During 2011, the Board also established a Compensation Committee and a Nominating Committee.

Board Member Compensation Following is a summary of fees, cash payments, stock awards, and other reimbursements to Directors during the year ended December 31, 2017:

Directors Compensation

Name and Principal Position	Fees Earned or paid in Cash	Stock Awards	Total Fees, Awards, and Other Compensation
John C. Lawrence, Chairman		$25,000	$25,000
Gary D. Babbitt, Director	$18,000	$25,000	$43,000
Russell Lawrence, Director		$25,000	$25,000
Hartmut Baitis, Director		$25,000	$25,000
Whitney Ferer, Director		$25,000	$25,000
Jeffrey Wright, Director		$25,000	$25,000
Craig Thomas, Director		$25,000	$25,000
Totals	$18,000	$175,000	$193,000

Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and the holders of 10% or more of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of our common stock are required by the regulation to furnish us with copies of all Section 16(a) forms they have filed. Based solely on our review of copies of Forms 3, 4 and 5 furnished to us, Mr. Baitis, Mr. Babbitt, Mr. Ferer, and Mr. Russell Lawrence did not file timely Forms 3, 4 or Form 5 reports during 2017 and 2016.

Code of Ethics
The Company has adopted a Code of Ethics that applies to the Company's executive officers and its directors. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at: United States Antimony Corporation, P.O. Box 643, Thompson Falls, MT 59873.

Item 11 Executive Compensation

Summary Compensation Table
The Securities and Exchange Commission requires the following table setting forth the compensation paid by USAC to its principal executive officer for fiscal years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Total
John C. Lawrence,	2017	$141,000	N/A	$25,000	$166,000
President and Chief Executive Officer	2016	$141,000		$25,000	$166,000

John C. Gustaven,	2017	$100,000	N/A		$100,000
Executive Vice President	2016	$100,000			$100,000

Russell Lawrence,	2017	$110,000	N/A	$25,000	$135,000
Vice President for Latin America	2016	$110,000		$25,000	$135,000

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

The following table sets forth information concerning the outstanding equity awards at December 31, 2017, held by our principal executive officer. There were not any other outstanding equity awards or plan based awards to officers or directors as of December 31, 2017.

Outstanding Equity Awards at Fiscal Year End Awards

	Number of Securities UnderlyingUnexercised Options		Equity Incentive Plan Awards:
	Exercisable	Unexercisable	Number of Securities Underlying Unexercised	Exercise	Expiration
Name	#	#	Unearned	Price	Date
John C. Lawrence	250,000	0	0	$0.25	None
(Chairman of the Board of Directors and Chief Executive Officer)

Item 12 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 2, 2018, by (i) each person who is known by us to beneficially own more than 5% of our Series B, C, and D preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 47 Cox Gulch, Thompson Falls, Montana 59873.

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

(1)Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 2, 2018, are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 67,488,153 shares of common stock, 750,000 shares of Series B Preferred Stock, 177,904 shares of Series C Preferred Stock, and 1,751,005 shares of Series D Preferred Stock outstanding on April 2, 2018. Total voting stock of 69,417,062 shares is a total of all the common stock issued, and all of the Series C and Series D Preferred Stock outstanding at April 2, 2018.

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

In March of 2016 the Company issued the Board members 550,000 shares of the Company’s common stock at $0.25 per share for services performed in 2015 with a value of $137,500.

In December of 2016, the Company issued Daniel Parks, the Company’s Chief Financial Officer, 200,000 shares of the Company’s common stock valued at $54,000 to retain his services for a two year period. As part of the agreement, Mr. Parks’ hours worked and normal compensation was reduced.

During 2016, the Company awarded, but did not issue, common stock with a value at December 31, 2016, of $168,750 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $168,750 in director compensation expense. In March of 2017, at a price of $0.40 per share, the directors were issued 421,875 shares for 2016.

On December 31, 2017, the Company awarded shares of unregistered common stock to be paid to its directors for services during 2017, having a fair value of $175,000, based on the stock price at the date declared. The stock has not been issued as of April 2, 2018.

The Company’s President and Chairman, John Lawrence, rents equipment and an aircraft to the Company and charges the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owns. The amount due to Mr. Lawrence as of December 31, 2017 and 2016 was $22,668 and $14,525, respectively. Expenses paid to Mr. Lawrence for the years ended December 31, 2017 and 2016 were $13,603 and $16,791, respectively.

Item 14     Principal Accountant Fees and Services

The Company's Board of Directors and audit committee reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2017 were pre-approved by the Board of Directors and its audit committee.

Audit Fees
The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2017 and 2016 were $119,985 and $134,985, respectively, net of expenses.

Audit-Related Fees
There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last three fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees
The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2017 and 2016 were $8,985 and $12,695, respectively.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date: April 2, 2018	By:	/s/ John C. Lawrence
John C. Lawrence
President, Director, and Principal Executive Officer

Date: April 2, 2018	By:	/s/ Daniel L. Parks
Daniel L. Parks
Chief Financial Officer

Date: April 2, 2018	By:	/s/ Alicia Hill
Alicia Hill
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 2, 2018	By:	/s/ John C. Lawrence
John C. Lawrence
Director and President (Principal Executive)

Date: April 2, 2018	By:	/s/ Whitney Ferer
Whitney Ferer
Director

Date: April 2, 2018	By:	/s/ Gary Babbitt
Gary Babbitt
Director

Date: April 2, 2018	By:	/s/ Hart Baitis
Hart Baitis
Director

Date: April 2, 2018	By:	/s/ Russell Lawrence
Russell Lawrence
Director

Date: April 2, 2018	By:	/s/ Jeffrey Wright
Jeffrey Wright
Director

Date: April 2, 2018	By:	/s/ Craig Thomas
Craig Thomas
Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of United States Antimony Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, anaudit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

DeCoria, Maichel & Teague, P.S.

We have served as the Company's independent auditor since 1998.
Spokane, Washington
April 2, 2018

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2017 and 2016
ASSETS
	2017	2016
Current assets:
Cash and cash equivalents	$27,987	$10,057
Certificates of deposit	252,298	251,641
Accounts receivable, net of allowance	362,579	552,119
Inventories	914,709	855,637
Other current assets	4,697	23,101
Total current assets	1,562,270	1,692,555

Properties, plants and equipment, net	15,132,897	15,695,966
Restricted cash for reclamation bonds	63,345	63,274
IVA receivable and other assets	372,742	314,203
Total assets	$17,131,254	$17,765,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$28,248	$35,682
Accounts payable	2,276,357	1,797,251
Due to factor	10,880	150,399
Accrued payroll, taxes and interest	185,283	213,695
Other accrued liabilities	168,578	122,968
Payables to related party	22,668	14,525
Deferred revenue	60,049	78,730
Notes payable to bank	192,565	167,317
Income taxes payable (Note 13)	443,110	410,510
Long-term debt, current portion, net of discount	546,988	391,046
Total current liabilities	3,934,726	3,382,123

Long-term debt, net of discount and current portion	1,239,126	1,472,869
Hillgrove advances payable (Note 10)	1,134,221	1,134,221
Stock payable to directors for services	175,000	168,750
Asset retirement obligations and accrued reclamation costs	271,572	265,782
Total liabilities	6,754,645	6,423,745
Commitments and contingencies (Note 4, 10 and 15)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $922,500 and $915,000
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $4,961,324 and $4,920,178
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
67,488,153 and 67,066,278 shares issued and outstanding, respectively	674,881	670,662
Additional paid-in capital	36,239,264	36,074,733
Accumulated deficit	(26,564,324)	(25,429,930)
Total stockholders' equity	10,376,609	11,342,253
Total liabilities and stockholders' equity	$17,131,254	$17,765,998

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2017 and 2016

	2017	2016

REVENUES	$10,229,978	$11,890,135

COST OF REVENUES	10,068,578	11,353,484

GROSS PROFIT	161,400	536,651

OPERATING EXPENSES:
General and administrative	533,506	681,487
Salaries and benefits	371,162	483,937
Hillgrove advance - earned credit (Note 10)	-	(120,329)
Professional fees	216,431	308,078
TOTAL OPERATING EXPENSES	1,121,099	1,353,173

INCOME (LOSS) FROM OPERATIONS	(959,699)	(816,522)

OTHER INCOME (EXPENSE):
Interest income	873	1,437
Interest expense	(106,975)	(160,795)
Factoring expense	(35,993)	(35,182)
Foreign exchange loss	(32,600)	-
TOTAL OTHER INCOME (EXPENSE)	(174,695)	(194,540)

INCOME (LOSS) BEFORE INCOME TAXES	(1,134,394)	(1,011,062)

INCOME TAX PROVISION	-	(298,138)

NET INCOME (LOSS)	(1,134,394)	(1,309,200)

Preferred dividends	(48,649)	(48,649)
Net income (loss) available to
common stockholders	$(1,183,043)	$(1,357,849)

Net income (loss) per share of
common stock:
Basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	67,413,025	66,781,757

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the years ended December 31, 2017 and 2016

	Total Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid In Capital	Accumulated Deficit	Total

Balances, December 31, 2015	2,678,909	$26,788	66,316,278	$663,162	$35,890,733	$(24,120,730)	$12,459,953

Issuance of common stock to directors for services			550,000	5,500	132,000		137,500
Issuance of common stock to chief financial officer			200,000	2,000	52,000		54,000
Net loss						(1,309,200)	(1,309,200)
Balances, December 31, 2016	2,678,909	26,788	67,066,278	670,662	36,074,733	(25,429,930)	11,342,253

Issuance of common stock to directors for services			421,875	4,219	164,531		168,750
Net loss						(1,134,394)	(1,134,394)
Balances, December 31, 2017	2,678,909	$26,788	67,488,153	$674,881	$36,239,264	$(26,564,324)	$10,376,609

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2017 and 2016

Cash Flows From Operating Activities:	2017	2016
Net income (loss)	$(1,134,394)	$(1,309,200)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	968,888	999,737
Amortization of debt discount	93,450	70,590
Hillgrove advance earned credit	-	(120,329)
Accretion of asset retirement obligation	5,790	5,455
Common stock issued for services	-	54,000
Common stock accrued for directors fees	175,000	168,750
Foreign exchange loss	32,600	-
Non-cash miscellaneous income	(728)	(1,595)
Change in:
Accounts receivable	189,540	(129,446)
Inventories	(59,072)	238,601
Other current assets	18,404	212,356
IVA receivable and other assets	(58,539)	(296,673)
Accounts payable	479,106	167,280
Accrued payroll, taxes and interest	(28,412)	(7,751)
Other accrued liabilities	45,610	(18,577)
Deferred revenues	(18,681)	-
Income taxes payable	-	410,510
Payables to related party	8,143	(17,871)
Net cash provided by operating activities	716,705	425,837

Cash Flows From Investing Activities:
Redemption of reclamation bonds	-	12,810
Purchase of properties, plants and equipment	(365,541)	(595,839)
Net cash used by investing activities	(365,541)	(583,029)

Cash Flows From Financing Activities:
Net proceeds (to) from factor	(139,519)	136,617
Proceeds from notes payable to bank, net	25,248	36,645
Principal payments of long-term debt	(211,529)	(175,238)
Change in checks issued and payable	(7,434)	35,682
Net cash provided (used) by financing activities	(333,234)	33,706
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	17,930	(123,486)
Cash and cash equivalents at beginning of year	10,057	133,543
Cash and cash equivalents at end of year	$27,987	$10,057

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash (net of amount capitalized)	$14,632	$14,694
Income taxes paid in cash	-	13,090
Noncash investing and financing activities:
Properties, plants & equipment acquired with long-term debt	40,278	42,735
Imputed interest capitalized as property, plant and equipment	-	26,796
Common stock payable issued to directors	168,750	137,500

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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

2. Concentrations of Risk

The Company’s financial instruments that were exposed to concentrations consist primarily of sales and accounts receivable.

Sales to	For the Year Ended
Largest Customers	December 31, 2017	December 31, 2016
Mexichem Specialty Compounds Inc.	$3,335,046	$2,108,998
East Penn Manufacturing Inc	512,621	1,147,854
Kohler Corporation	1,928,962	1,474,854
	$5,776,629	$4,731,706
% of Total Revenues	56.50%	39.80%

Largest
Accounts Receivable	December 31, 2017	December 31, 2016
Nutreco Canada Inc.	$25,657
GE Lighting		$162,582
Teck American Inc	241,627
Kohler Corporation		151,500
Ralco Mix Products	16,000
	$283,284	$314,082
% of Total Receivables	78.10%	83.90%

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
December 31, 2017 and 2016

3. Summary of Significant Accounting Policies

Principles of Consolidation

The Company's consolidated financial statements include the accounts of BRZ, USAMSA and AM, all wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant and critical estimates include property, plant and equipment depreciation and potential impairment, metal content of mineral resources, accounts receivable allowance for uncollectible accounts, deferred income taxes, income taxes payable, environmental remediation liabilities and asset retirement obligations. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2017 and 2016 consists of cash held for reclamation performance bonds, and is held in certificates of deposit with financial institutions.

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

Inventories

Inventories at December 31, 2017 and 2016 consisted of finished antimony products, antimony metal, antimony concentrates, antimony ore, and finished zeolite products, and are stated at the lower of first-in, first-out weighted average cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight allocated based on production quantity. Stockpiled ore is carried at the lower of average cost or net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories. The Company periodically reviews its inventories to identify excess and obsolete inventories and to estimate reserves for obsolete inventories as necessary to reflect inventories at net realizable value.

Translations of Foreign Currencies

All amounts in the financial statements are presented in U.S. dollars, which is the functional currency for all of our operations. Foreign translation gains and losses relating to our Mexican subsidiaries are recognized as foreign exchange gain or loss in our consolidated statement of operations.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

3. Summary of Significant Accounting Policies, continued:

Going Concern Consideration

At December 31, 2017, the Company’s financial statements show negative working capital of approximately $2.4 million and accumulated deficit of approximately $26.5 million.  In addition, the Company has incurred losses for the prior three years.  These factors indicate that there may be doubt regarding the ability to continue as a going concern for the next twelve months.

The continuing losses are principally a result of the Company’s antimony operations and in particular to the production costs incurred in Mexico. The other two operating divisions, precious metals and zeolite, had gross profits of $310,373 and $408,403, respectively, in 2017.

Regarding the antimony division, in 2016 the Company endured some of the lowest prices for antimony in the past seven years, with an average sales price of only $2.98 per pound of metal contained.  Prices improved during 2017 with an average sale price of $4.01. Through March 2018, the average sale price for antimony is approximately $4.10 per pound. Additionally in November 2017, the Company renegotiated its domestic sodium antimonite supply agreement resulting in a lower cost per antimony per pound of approximately $0.44. With the new supply agreement in place, most of the market increase in antimony prices will result in increased Company cash flow in 2018 from its antimony division.

In 2017, the Company reduced costs for labor at the Mexico locations which has resulted in a lower overall production costs in Mexico which will continue through 2018. The reduction was due to a large reduction in the work force at the Madero smelter because of the decrease in antimony concentrate from Hillgrove (see Note 10). In the fourth quarter 2017, the Company also adjusted operating approaches at Madero that will likely result in a decrease in operating costs for fuel, natural gas, electricity, and reagents. Although total production activity in Mexico decreased in 2017 due to the lack of Hillgrove concentrates, the Company’s 2018 plan involves ramping up production at its own antimony properties in Mexico. In addition, a new leach circuit expected to come on line during 2018 in Mexico will result in more extraction of precious metals.

In 2017, management implemented wage and other cost reductions at the corporate level that will keep administrative costs stable in 2018. The Company expects to continue paying a low cost for propane in Montana, which in years past has been a major operating cost.

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations without the need for additional borrowings or selling shares of its common stock. The Company plans to continue keeping current on its debt payments in 2018 through cash flows from operations.

Management believes that the current circumstances and cost reduction actions taken will enable the Company to be actively operating for the next twelve months.

Mineral Rights

The costs to obtain the legal right to explore, extract and retain at least a portion of the benefits from mineral deposits are capitalized as mineral rights in the year of acquisition. These capitalized costs are amortized on the statement of operations using the straight line method over the expected life of the mineral deposit when placed into production. Mineral rights are assessed for impairment when facts and circumstances indicate that the potential for impairment exists. No impairment has been indicated for the years ended December 31, 2017 or 2016 as a result of this assessment. Mineral rights are subject to write down in the period the property is abandoned.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

3. Summary of Significant Accounting Policies, continued:

Properties, Plants and Equipment

Properties, plants and equipment are stated at historical cost and are depreciated using the straight-line method over estimated useful lives of two to thirty years. Vehicles and office equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to twelve years. Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized. Expenditures for new property, plant, equipment, and improvements that extend the useful life or functionality of the asset are capitalized. The Company capitalized $405,819 and $665,370 in plant construction and other capital costs for the years ended December 31, 2017 and 2016, respectively. These amounts include capitalized interest of $0 and $35,305, respectively. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

3. Summary of Significant Accounting Policies, continued:

Revenue Recognition

Sales of antimony and zeolite products are recorded either upon shipment or delivery dependent on the term, and when title passes to the customer. The Company's sales agreements do not provide for product returns or allowances. Prepayments, which are not common, received from customers prior to the time that products are processed and shipped, are recorded as deferred revenue. When the related products are shipped, the amount recorded as deferred revenue is recognized as revenue.

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

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company's common stock and convertible preferred stock. Management has determined that the calculation of diluted earnings per share for the years ended December 31, 2017, and 2016, does not add any shares to basic weighted average shares.

As of December 31, 2017 and 2016, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share are as follows:

	December 31, 2017	December 31, 2016
Warrants	250,000	250,000
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,001,005	2,001,005

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. The Company has performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it will not change the timing of revenue recognition or amounts of revenue recognized compared to how revenue is recognized under current policies. ASU No. 2014-09 will require additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of implementing this update on the consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect this update to have a material impact on the consolidation financial statements.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

3. Summary of Significant Accounting Policies, continued:

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions occurring after the effective date.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current year’s presentation. These reclassifications have no effect on previously reported operations, stockholders’ equity or cash flows.

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

Accounts Receivble	December 31, 2017	December 31, 2016
Accounts receivable - non-factored	$351,699	$401,720
Accounts receivable - factored with recourse	10,880	150,399
Accounts receivable - net	$362,579	$552,119

Factoring fees paid by the Company during the years ended December 31, 2017 and 2016, were $35,993 and $35,182, respectively. For the years ended December 31, 2017 and 2016, net accounts receivable of approximately $1.70 million and $1.80 million, respectively, were sold under the agreement.

Proceeds from the sales were used to fund inventory purchases and operating expenses.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

5. Inventories

The major components of the Company's inventories at December 31, 2017 and 2016 were as follows:

	2017	2016
Antimony Metal	$-	$112,300
Antimony Oxide	408,217	326,126
Antimony Concentrates	35,554	30,815
Antimony Ore	187,133	181,815
Total antimony	630,904	651,056
Zeolite	283,805	204,581
	$914,709	$855,637

At December 31, 2017 and 2016, antimony metal consisted principally of recast metal from antimony-based compounds, and metal purchased from foreign suppliers. Antimony oxide inventory consisted of finished product oxide held at the Company's plant. Antimony concentrates and ore were held primarily at sites in Mexico and are essentially raw material, carried at cost. At December 31, 2017 and 2016, the antimony inventory in Mexico was valued at net realizable value. The Company's zeolite inventory consists of salable zeolite material held at BRZ's Idaho mining and production facility, and is carried at cost.

6. Properties, Plants and Equipment

The major components of the Company's properties, plants and equipment at December 31, 2017 and 2016 are shown below:

	Antimony Segment		Zeolite Segment	Precious Metals
2017	USAC	USAMSA	BRZ	Segment	TOTAL
Plant & Equipment	$743,767	$7,655,777	$3,577,055	$751,640	$12,728,239
Buildings	247,210	900,992	349,946		1,498,148
Mineral Rights and Interests	-	3,793,502	3,664		3,797,166
Land & Other	3,274,572	2,529,294	15,310		5,819,176
	4,265,549	14,879,565	3,945,975	751,640	23,842,729
Accumulated Depreciation	(2,577,552)	(3,427,058)	(2,596,356)	(108,866)	(8,709,832)
	$1,687,997	$11,452,507	$1,349,619	$642,774	$15,132,897

	Antimony Segment		Zeolite Segment	Precious Metals
2016	USAC	USAMSA	BRZ	Segment	TOTAL
Plant & Equipment	$729,272	$7,598,640	$3,477,260	$565,972	$12,371,144
Buildings	247,210	900,992	349,946		1,498,148
Mineral Rights and Interests	-	3,793,502	3,664		3,797,166
Land & Other	3,274,572	2,529,294	15,310		5,819,176
	4,251,054	14,822,428	3,846,180	565,972	23,485,634
Accumulated Depreciation	(2,538,257)	(2,836,164)	(2,373,627)	(41,620)	(7,789,668)
	$1,712,797	$11,986,264	$1,472,553	$524,352	$15,695,966

At December 31, 2017 and 2016, the Company had $521,896 and $521,376, respectively, of assets that were not yet placed in service and have not yet been depreciated.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

7. Asset Retirement Obligation and Accrued Reclamation Costs

Changes to the asset retirement obligation balance during 2017 and 2016 are as follows:

Asset Retirement Obligation
Balance December 31, 2015	$152,827
Accretion during 2016	5,455
Balance December 31, 2016	158,282
Accretion during 2017	5,790
Balance December 31, 2017	$164,072

The Company’s total asset retirement obligation and accrued reclamation costs of $271,572 and $265,782, at December 31, 2017 and 2016, respectively, include reclamation obligations for the Idaho and Montana operations of $107,500.

8. Long-Term Debt:

Long-Term debt at December 31, 2017 and December 31, 2016, is as follows:	December 31,	December 31,
	2017	2016
Note payable to First Security Bank, bearing interest at 6%;
payable in monthly installments of $917; maturing
September 2018; collateralized by equipment.	$8,054	$18,245
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $1,300; maturing
August 2019; collateralized by equipment.	27,096	40,556
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $778; maturing
December 2022; collateralized by equipment.	40,278	-
Note payable to Wells Fargo Bank, bearing interest at 4%;
payable in monthly installments of $477; maturing
December 2016; collateralized by equipment.	-	473
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	13,344	20,581
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing December 2019; collateralized by equipment.	15,776	22,944
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; originally maturing
March 2015; collateralized by equipment.	14,146	14,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2020, net of discount
of $49,360 and $84,750, respectively	715,709	776,319
Obligation payable for Guadalupe Mine, non-interest bearing, annual payments from $60,000 to $149,078 through 2026, net of discount
of $309,397 and $367,456, respectively	951,711	970,651
	1,786,114	1,863,915
Less current portion	(546,988)	(391,046)
Long-term portion	$1,239,126	$1,472,869

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

8. Long-Term Debt, Continued:

At December 31, 2017, principal payments on debt are due as follows:

Year Ending December 31,
2018	$546,988
2019	312,150
2020	203,712
2021	115,253
2022	122,178
Thereafter	485,833
$1,786,114

9. Notes Payable to Bank

At December 31, 2017 and 2016, the Company had the following notes payable to bank:

	December 31,	December 31,
	2017	2016
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$98,863	$76,350

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	93,702	90,967
Total notes payable to the bank	$192,565	$167,317

These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,998.

10. Hillgrove Advances Payable

On November 7, 2014, the Company entered into an advance and concentrate processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) by which Hillgrove advanced the Company funds to be used to expand its smelter in Madero, Mexico, and in Thompson Falls, Montana, so that they may process antimony and gold concentrates produced by Hillgrove’s mine in Australia. The agreement required that the Company construct equipment so that it can process approximately 200 metric tons of concentrate initially shipped by Hillgrove. The parties agreed that the equipment will be owned by the Company. The agreement called for the Company to sell the final product for Hillgrove, and Hillgrove to have approval rights of the customers for their products. The agreement allows the Company to recover its operating costs at a rate approved by Hillgrove, and to charge a 7.5% processing fee and a 2.0% sales commission on each sale. The initial term of the agreement is five years; however, Hillgrove may suspend or terminate the agreement at its discretion. The Company may terminate the agreement and begin using the furnaces for their own production if Hillgrove fails to recommence shipments within 365 days of a suspension notice.

The terms of the agreement require payment of the advance upon Hillgrove’s issuance of a stop notice. Under terms of the agreement, if a stop order is issued after two years, the repayment obligation is 81.25% of the funds advanced at that point. As no stop notice was issued during the initial two year period ended November 7, 2016, the Company’s obligation to Hillgrove is 81.25% of total advanced funds. Through December 31, 2016, Hillgrove advanced the Company a total of $1,396,721, resulting in a net liability of $1,134,221 which is 81.25% of monies advanced. No funds were advanced in 2017. Based on conversations with Hillgrove, management does not anticipate receiving a stop notice in 2018 thus the entire amount is classified as long term.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

11. Stockholders' Equity

Issuance of Common Stock for Cash

The Company did not issue any common stock for cash in 2017 or 2016.

Issuance of Common Stock for Services to Directors and Consultants

On December 31, 2017, the Company awarded shares of unregistered common stock to be paid to its directors for services during 2017, having a fair value of $175,000, based on the stock price at the date declared. The stock has not been issued as of the date of issuance of these financial statements.

In December of 2016, the Company issued Daniel Parks, the Company’s Chief Financial Officer, 200,000 shares of the Company’s common stock valued at $54,000 to retain his services for a two year period. As part of the agreement, Mr. Parks’ hours worked and normal compensation was reduced.

During 2016, the Company awarded common stock with a fair value at December 31, 2017 of $168,750 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $168,750 as director compensation expense and accrued stock payable. In March 2017, the directors were issued 421,875 shares for this award.

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

At December 31, 2017 and 2016, warrants for purchase of 250,000 shares of the Company’s common stock for $0.25 per share are outstanding and have no expiration date. These warrants are owned by the Company’s president.

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Series B

During 1993, the Board established a Series B preferred stock, consisting of 750,000 shares. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock (none of which are outstanding); has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors. During the years ended December 31, 2017 and 2016 the Company recognized $7,500 in Series B preferred stock dividend. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. The Series B Preferred stock is no longer convertible to shares of the Company’s common stock. At December 31, 2017 and 2016, cumulative dividends in arrears on the outstanding Series B shares were $172,500 and $165,000, respectively.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

11. Stockholders' Equity, Continued:

Series D

During 2002, the Board established a Series D preferred stock, authorizing the issuance of up to 2,500,000 shares. The Series D preferred stock has preference over the Company’s common stock but is subordinate to the liquidation preferences of the holders of the Company’s outstanding Series A, Series B and Series C preferred stock. Series D preferred stock carries voting rights and is entitled to annual dividends of $0.0235 per share. The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends. No dividends have been declared or paid with respect to the Series D preferred stock. At December 31, 2017 and 2016, the cumulative dividends in arrears on the 1,751,005 outstanding Series D shares were $583,812 and $542,664, respectively, payable if and when declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series D preferred stockholders is $2.50 per share. At December 31, 2017 and 2016, the liquidation preference for Series D preferred stock was $4,961,327 and $4,920,178, respectively. Holders of the Series D preferred stock have the right, subject to the availability of authorized but unissued common stock, to convert their shares into shares of the Company's common stock on a one-to-one basis without payment of additional consideration and are not redeemable unless by mutual consent. The majority of Series D preferred shares are held by John Lawrence, president of the Company.

12. 2000 Stock Plan

In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan"). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000. At December 31, 2017 and 2016, 300,000 shares of the Company's common stock had been previously issued under the Plan. There were no issuances under the Plan during 2017 and 2016.

13. Income Taxes

Domestic and foreign components of income (loss) from operations before income taxes for the years ended December 31, 2017 and 2016, are as follows:

	2017	2016
Domestic	$(374,478)	$(263,652)
Foreign	(759,916)	(747,410)
Total	$(1,134,394)	$(1,011,062)

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

13. Income Taxes, Continued:

At December 31, 2017 and 2016, the Company had net deferred tax assets as follows:

	2017	2016
Deferred tax assets:
Foreign exploration costs	$15,372	$47,011
Foreign net operating loss carry forward	1,537,420	1,309,445
Domestic net operating loss carry forward	443,100	465,145
Other	1,455	-
Deferred tax assets	1,997,347	1,821,601

Valuation allowance (foreign)	(1,537,420)	(1,309,445)
Valuation allowance (domestic)	(316,793)	(299,522)
Total deferred tax assets	143,134	212,634

Deferred tax liabilities:
Property, plant, and equipment	(143,134)	(210,912)
Other	-	(1,722)
Total deferred tax liabilities	(143,134)	(212,634)
Net deferred tax assets	$-	$-

At December 31, 2017, the Company has federal net operating loss (“NOL”) carry forwards of approximately $0.8 million that expire at various dates between 2026 and 2038. In addition, the Company has Montana state net operating loss carry forwards of approximately $3.5 million which expire between 2017 and 2024, and Idaho state net operating loss carry forwards of approximately $1.5 million, which expire between 2032 and 2038. The Company has approximately $5.1 million of Mexican net operating loss carry forwards which expire between 2023 and 2027.

At December 31, 2017 and 2016, the Company had deferred tax assets arising principally from net operating loss carry forwards for income tax purposes. As management cannot determine that it is more likely than not the benefit of the net deferred tax asset will be realized, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at December 31, 2017 and 2016.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Act") resulting in significant modifications to existing law. The Company completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company did not incur any income tax benefit or provision for the year ended December 31, 2017 as a result of the changes to tax laws and tax rates under the Act. The Company’s net deferred tax asset was reduced by approximately $7,000 during the year ended December 31, 2017, which consisted primarily of the re-measurement of federal deferred tax assets and liabilities from 35% to 21%.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

13. Income Taxes, Continued:

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax loss for the years ended December 31, 2017 and 2016, due to the following:

	2017	2016
Tax benefit at federal statutory rate	$(397,038)	$(353,872)
State income tax effect	(34,609)	(21,754)
Foreign income tax effect	37,996	37,371
Non-deductible items	930	3,263
Percentage depletion	(58,056)	(40,976)
Change in valuation allowance - Domestic	229,462	151,745
Change in valuation allowance - Foreign	227,975	224,223
Impact on change in federal tax rate	(6,660)	-
Foreign tax assessment	-	285,048
Alternative minimum tax - Domestic	-	13,090
Total	$-	$298,138

Change in valuation allowance is comprised of the following:

	2017	2016
Domestic
Change in deferred tax asset for current year	$(229,462)	$(151,745)
Adjustment for prior year tax estimate to actual due to
transfer pricing adjustment for Mexican operations	212,146	(57,557)
	$(17,316)	$(209,302)
Foreign
Change in deferred tax asset for current year	$(227,975)	$(224,223)
Adjustment for impact of tax assessment	-	285,048
Impact on change in foreign exchange rate	-	421,643
Adjustment for prior year tax estimates to actual	-	724,041
	$(227,975)	$1,206,509

During the years ended December 31, 2017 and 2016, there were no material uncertain tax positions taken by the Company. The Company’s United States income tax filings are subject to examination for the years 2015 through 2017, and 2014 through 2017 in Mexico. The Company charges penalties on assessments to general and administrative expense and charges interest to interest expense.

Mexican Tax Assessment

In 2015, the Mexican tax authority (“SAT”) initiated an audit of the USAMSA’s 2013 income tax return. In October 2016, as a result of its audit, SAT assessed the Company $13.8 million Mexican pesos, which was approximately $666,400 in U.S. Dollars (“USD”) as of December 31, 2016. Approximately $285,000 USD of the total assessment is interest and penalties. SAT’s assessment is based on the disallowance of specific costs that the Company deducted on the 2013 USAMSA income tax return. These disallowed costs were incurred by the Company for USAMSA’s business operations. SAT claims that the costs were not deductible or were not supported by appropriate documentation. At December 31, 2017, the assessed amount is approximately $699,000 in U.S dollars.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

13. Income Taxes, Continued:

Management has reviewed the assessment notice from SAT and believes numerous findings have no merit. The Company has engaged accountants and tax attorneys in Mexico to defend its position.

At December 31, 2016, management has estimated possible outcomes for this assessment and concluded the Company will ultimately pay an amount ranging from 30% to 100% of the total assessment. The 30% is based on the Company’s agreement with the tax professionals that the professionals will receive 30% of the amount of tax relief they are able to achieve. At December 31, 2016, the Company accrued a potential liability of $410,510 USD of which $285,048 was for unpaid income taxes, $75,510 was for interest expense, and $49,952 was for penalties. The amount accrued represented management’s best estimate of the amount that will ultimately be paid. The outcome could vary from this estimate.

During 2017, the Company filed grievance and legal arguments regarding the SAT audit and presented arguments to the court in September 2017. The Company is waiting for the court’s ruling on the matter and expects resolution in 2018. Based on this status, the Company concluded that the estimate of potential assessment determined at December 31, 2016 remains the most likely outcome at December 31, 2017. The December 31, 2016 income tax payable due of $410,510 was increased by $32,600 due to the change in exchange rate between the U.S. dollar and Mexican peso. Fluctuation in exchange rates will have an ongoing impact on the amount the Company will pay in U.S. dollars.

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

14. Related-Party Transactions

The Company’s President and Chairman, John Lawrence, rents equipment and an aircraft to the Company and charges the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owns. The amount due to Mr. Lawrence as of December 31, 2017 and 2016 was $22,668 and $14,525, respectively. Expenses paid to Mr. Lawrence for the years ended December 31, 2017 and 2016 were $13,603 and $16,791, respectively.

15. Commitments and Contingencies

In 2005, Antimonio de Mexico, S. A. (“AM”) signed an option agreement that gives AM the exclusive right to explore and develop the San Miguel I and San Miguel II concessions for annual payments. Total payments will not exceed $1,430,344, reduced by taxes paid. During the year ended 2016 $65,000 was paid and capitalized as mineral rights in accordance with the Company’s accounting policies. At December 31, 2017 and 2016, the Company has made all of the required payments under the agreement.

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease calls for a mandatory term of one year and requires payments of $10,000 plus IVA tax of $1,600 per month. The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms. The lease was renewed in June of 2017.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At December 31, 2017 and 2016, the Company has no accruals relating to such assessments.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

16. Business Segments

The Company is currently organized and managed by four segments, which represent the three operating units: United States antimony operations, Mexican antimony operations and United States zeolite operations, and a separate segment for revenue received from the sale of precious metals recovered from the antimony process. The Company’s precious metals segment was added as a new reporting segment in 2016. The precious metals activity has been reclassified from the antimony segment for 2017 and 2016. The Company’s Other operating costs include general and administrative expenses, freight and delivery, and other non-production related costs. Other income and expense consists primarily of interest income and expense and factoring expense.

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

Segment disclosures regarding sales to major customers and for property, plant, and equipment are located in Notes 2 and 6, respectively.

Total Assets:	December 31, 2017	December 31, 2016
Antimony
United States	$2,510,323	$2,514,306
Mexico	12,073,219	12,682,908
Subtotal Antimony	14,583,542	15,197,214
Precious Metals	642,774	524,352
Zeolite	1,904,938	2,044,432
Total	$17,131,254	$17,765,998

	For the year ended	For the year ended
Capital expenditures:	December 31, 2017	December 31, 2016
Antimony
United States	$32,961	$1,331
Mexico	87,396	226,331
Subtotal Antimony	120,357	227,662
Precious metals	185,668	304,412
Zeolite	99,794	133,296
Total	$405,819	$665,370

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

16. Business Segments, Continued:

Segment Operations for the	Antimony	Antimony	Total	Precious	Bear River
Year ended December 31, 2017	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$7,588,470	$-	$7,588,470	$374,872	$2,266,636	$10,229,978

Depreciation and amortization	57,761	623,899	681,660	64,499	222,729	968,888

Income (loss) from operations	1,965,573	(3,579,810)	(1,614,237)	310,373	344,165	(959,699)

Income tax expense	-	-	-	-	-	-

Other income (expense)	(35,853)	(126,149)	(162,002)	-	(12,693)	(174,695)

NET INCOME (LOSS)	$1,929,720	$(3,705,959)	$(1,776,239)	$310,373	$331,472	$(1,134,394)

Segment Operations for the	Antimony	Antimony	Total	Precious	Bear River
Year ended December 31, 2016	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$8,740,602	$3,568	$8,744,170	$672,871	$2,473,094	$11,890,135

Depreciation and amortization	62,863	678,639	741,502	44,367	213,868	999,737

Income (loss) from operations	3,393,787	(5,083,832)	(1,690,045)	628,504	245,019	(816,522)

Income tax expense	(13,090)	(285,048)	(298,138)	-	-	(298,138)

Other income (expense)	(34,262)	(149,165)	(183,427)	-	(11,113)	(194,540)

NET INCOME (LOSS)	$3,346,435	$(5,518,045)	$(2,171,610)	$628,504	$233,906	$(1,309,200)