Form 10-Q
period 2018-03-31
UNITED STATES ANTIMONY CORP
filed 2018-05-15
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

☐
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _____ to______

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At May 15, 2018, the registrant had outstanding 68,227,171 shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED MARCH 31, 2018
(UNAUDITED)

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)	1-13

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	14-17

Item 3: Quantitative and Qualitative Disclosure about Market Risk	17

Item 4: Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	19

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3: Defaults upon Senior Securities	19

Item 4: Mine Safety Disclosures	19

Item 5: Other Information	19

Item 6: Exhibits and Reports on Form 8-K	19

SIGNATURE	20

CERTIFICATIONS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
March 31, 2018 and December 31, 2017

ASSETS
	(Unaudited)
	March 31, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$12,381	$27,987
Certificates of deposit	252,717	252,298
Accounts receivable, net	412,546	362,579
Inventories	641,094	914,709
Other current assets	-	4,697
Total current assets	1,318,738	1,562,270

Properties, plants and equipment, net	14,950,140	15,132,897
Restricted cash for reclamation bonds	63,345	63,345
IVA receivable and other assets	418,351	372,742
Total assets	$16,750,574	$17,131,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$11,045	$28,248
Accounts payable	2,292,559	2,276,357
Due to factor	12,750	10,880
Accrued payroll, taxes and interest	195,298	185,283
Other accrued liabilities	195,849	168,578
Payables to related party	105,904	22,668
Deferred revenue	60,165	60,049
Notes payable to bank	97,117	192,565
Income taxes payable (Note 11)	493,110	443,110
Long-term debt, current portion, net of discount	598,658	546,988
Total current liabilities	4,062,455	3,934,726

Long-term debt, net of discount and current portion	1,159,895	1,239,126
Hillgrove advances payable	1,134,196	1,134,221
Common stock payable to directors for services	218,750	175,000
Asset retirement obligations and accrued reclamation costs	273,109	271,572
Total liabilities	6,848,405	6,754,645
Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $909,375 and $907,500
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,014,692 and $4,920,178
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
67,488,063 shares issued and outstanding	674,881	674,881
Additional paid-in capital	36,239,264	36,239,264
Accumulated deficit	(27,038,764)	(26,564,324)
Total stockholders' equity	9,902,169	10,376,609
Total liabilities and stockholders' equity	$16,750,574	$17,131,254

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations - Unaudited

	For the three months ended
	March 31, 2018	March 31, 2017

REVENUES	$2,432,929	$2,619,330

COST OF REVENUES	2,488,017	2,529,786

GROSS PROFIT (LOSS)	(55,088)	89,544

OPERATING EXPENSES:
General and administrative	150,831	200,592
Salaries and benefits	91,446	97,487
Professional fees	102,404	103,338
TOTAL OPERATING EXPENSES	344,681	401,417

INCOME (LOSS) FROM OPERATIONS	(399,769)	(311,873)

OTHER INCOME (EXPENSE):
Interest income	562	571
Interest expense	(23,833)	(27,650)
Foreign exchange gain (loss)	(50,000)	(41,451)
Factoring expense	(1,400)	(10,900)
TOTAL OTHER INCOME (EXPENSE)	(74,671)	(79,430)

NET LOSS	(474,440)	(391,303)
Preferred dividends	(12,162)	(12,162)

Net loss available to common stockholders	$(486,602)	$(403,465)

Net income (loss) per share of
common stock:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	67,488,063	67,183,466
Diluted	67,488,063	67,183,466

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited
	For the three months ended
Cash Flows From Operating Activities:	March 31, 2018	March 31, 2017
Net income (loss)	$(474,440)	$(391,303)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	277,562	215,675
Amortization of debt discount	21,120	23,413
Accretion of asset retirement obligation	1,537	1,447
Common stock payable for directors fees	43,750	43,750
Foreign exchange loss	50,000	41,451
Other, net	(444)	(426)
Change in:
Accounts receivable	(49,967)	(2,261)
Inventories	273,615	(55,386)
Other current assets	4,697	17,918
IVA receivable and other assets	(45,609)	(48,167)
Accounts payable	16,202	324,508
Accrued payroll, taxes and interest	10,015	(20,415)
Other accrued liabilities	27,271	5,886
Deferred revenue	116	-
Payables to related party	8,236	(12,477)
Net cash provided (used) by operating activities	163,661	143,613

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(94,805)	(79,599)
Net cash used by investing activities	(94,805)	(79,599)

Cash Flows From Financing Activities:
Change in checks issued and payable	(17,203)	(21,519)
Net borrowing from factor	1,870	(4,388)
Advance from related party	75,000	-
Proceeds from notes payable to bank	-	15,985
Principal paid on notes payable to bank	(95,448)	-
Principal payments of long-term debt	(48,681)	(53,020)
Net cash provided (used) by financing activities	(84,462)	(62,942)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(15,606)	1,072
Cash and cash equivalents and restricted cash at beginning of period	91,332	73,331
Cash and cash equivalents and restricted cash at end of period	$75,726	$74,403

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Common stock payable issued to directors	$-	$168,750

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Going Concern Consideration

At March 31, 2018, the Company’s consolidated financial statements show negative working capital of approximately $2.7 million and accumulated deficit of approximately $27.0 million.  In addition, the Company had reoccurring net losses.  These factors indicate that there may be doubt regarding the ability to continue as a going concern for the next twelve months.

The continuing losses are principally a result of the Company’s antimony operations and in particular to the production costs incurred in Mexico.

Regarding the antimony division, prices improved during 2017 with an average sale price of $4.01 per pound. Through March 2018, the average sale price for antimony is approximately $4.04 per pound. Additionally, in November 2017, the Company renegotiated its domestic sodium antimonite supply agreement resulting in a lower cost per antimony per pound of approximately $0.44. During the first quarter of 2018, we endured supply interruptions from our North American supplier, but we anticipate that normal supply quantities will resume for the remainder of 2018. With the new supply agreement in place, most of the market increase in antimony prices is expected to result in increased Company cash flow in 2018 from its antimony division.

In 2017, the Company reduced costs for labor at the Mexico locations which has resulted in a lower overall production costs in Mexico which has continued into 2018. In the fourth quarter 2017, the Company adjusted operating approaches at Madero that will likely result in a decrease in operating costs for fuel, natural gas, electricity, and reagents for 2018. Although total production activity in Mexico decreased in 2017 due to the lack of Hillgrove concentrates, the Company’s 2018 plan involves ramping up production at its own antimony properties in Mexico. In addition, a new leach circuit expected to come on line during 2018 in Mexico will result in more extraction of precious metals. The portion of the precious metals recovery system at the Madero smelter is complete and the cyanide leach circuit being built at the Puerto Blanco plant is in progress with completion expected this fall.

In 2017, management implemented wage and other cost reductions at the corporate level that will keep administrative costs stable in 2018. The Company expects to continue paying a low cost for propane in Montana, which in years past has been a major operating cost.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation, Continued:

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations without the need for additional borrowings or selling shares of its common stock. The Company plans to continue keeping current on its debt payments in 2018 through cash flows from operations. Management believes that the actions taken to increase production and reduce costs will enable the Company meet its obligations for the next twelve months.

2.
Developments in Accounting Pronouncements

Accounting Standard Updates Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach. There was no impact of adoption of the update to our consolidated financial statements for the three months ended March 31, 2018.

We performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it does not change the timing of revenue recognition or amounts of revenue recognized compared to how we recognize revenue under our current policies. Adoption of ASU No. 2014-09 involves additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. See Note 4 for information on our sales of products.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2018.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2018. Cash, cash equivalents, and restricted cash on the consolidated statements of cash flows includes restricted cash of $63,345 as of March 31, 2018 and December 31, 2017 and $63,274 as of March 31, 2017 and December 31, 2016, as well as amounts previously reported for cash and cash equivalents.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

2.
Developments in Accounting Pronouncements, Continued:

Accounting Standards Updates to Become Effective in Future Periods

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently reviewing our leases and compiling the information required to implement the new guidance. See Note 7 for information on future commitments related to our operating leases; the present value of these leases will be recognized on our balance sheet upon implementation of the new guidance. We are currently evaluating the potential impact of implementing this update on our consolidated financial statements.

3.
Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock. Management has determined that the calculation of diluted earnings per share for the quarters ended March 31, 2018 and March 31, 2017, is not applicable since any additions to outstanding shares related to common stock equivalents would be anti-dilutive.

As of March 31, 2018 and 2017, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	March 31, 2018	March 31, 2017
Warrants	250,000	250,000
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,001,005	2,001,005

4.
Revenue Recognition

Our products consist of the following:

●
Antimony: includes antimony oxide, sodium antimonate, and antimony metal
●
Zeolite: includes course and fine zeolite crushed in various sizes.
●
Precious Metals: includes refined gold and silver

For our antimony and zeolite products, revenue is recognized upon the completion of the performance obligation which is met when the transaction price can be reasonably estimated and revenue is recognized generally at the time when risk is transferred. We have determined the performance obligation is met and title is transferred either upon shipment from our warehouse locations or upon receipt by the customer as specified in individual sales orders. The performance obligation is met because at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the product and obtained the ability to realize all of the benefits from the product, 3) the customer has the significant risks and rewards of ownership to it, 4) it is very unlikely product will be rejected by the customer upon physical receipt, and 5) we have the right to payment for the product. Shipping costs related to the sales of antimony and zeolite products are recorded to cost of sales as incurred. For zeolite products, royalty expense due a third party by the Company is also recorded to cost of sales upon sale in accordance with terms of underlying royalty agreements.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.
Revenue Recognition, continued

For sales of precious metals, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer. Refining and shipping costs related to sales of precious metals are recorded to cost of sales as incurred.

Sales of products for the thee-month periods ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Antimony	$1,681,812	$1,986,507
Zeolite	690,707	612,012
Precious metals	60,410	20,811
	$2,432,929	$2,619,330

The following is sales information by geographic area based on the location of customers for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
United States	$2,099,521	$2,297,055
Canada	185,238	322,275
Mexico	148,170	-
	$2,432,929	$2,619,330

Sales of products to significant customers were as follows for the three-month periods ended March 31, 2018 and 2017:

Sales to Three	For the Period Ended
Largest Customers	March 31, 2018	March 31, 2017
Kohler Corporation	$316,772	$445,178
Ampacet Corporation	184,142	-
East Penn Manufacturing	-	148,643
Mexichem Speciality Compounds	728,578	786,425
	$1,229,492	$1,380,246
% of Total Revenues	50.50%	52.70%

Three Largest
Accounts Receivable	March 31, 2018	March 31, 2017
Kohler Corporation		$149,124
Axens North America Inc.	$38,404	-
Mexichem Speciality Compounds	148,170	135,680
Teck America	59,110	-
Nutreco Canada Inc.	-	28,139
	$245,684	$312,943
% of Total Receivables	59.50%	56.50%

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.
Revenue Recognition, continued:

Our trade accounts receivable balance related to contracts with customers was $412,546 at March 31, 2018 and $362,579 at December 31, 2017. Our products do not involve any warranty agreements and product returns are not typical.

We have determined our contracts do not include a significant financing component. For antimony and zeolite sales contracts, we may factor certain receivables and receive final payment within 30 days of the performance obligation being met. For antimony and zeolite receivables not factored, we typically receive payment within 10 days. For precious metals sales, a provisional payment of 75% is typically received within 45 days of the date the product is delivered to the customer. After an exchange of assays, a final payment is normally received within 90 days of product delivery.

We do not incur significant costs to obtain contracts, or costs to fulfill contracts which are not addressed by other standards. Therefore, we have not recognized an asset for such costs as of March 31, 2018 or December 31, 2017.

5.
Inventories

Inventories at March 31, 2018 and December 31, 2017 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at March 31, 2018 and December 31, 2017, is as follows:

	March 31,	December 31,
	2018	2017
Antimony Metal	$3,580	$-
Antimony Oxide	215,778	408,217
Antimony Concentrates	11,545	35,554
Antimony Ore	151,841	187,133
Total antimony	382,744	630,904
Zeolite	258,350	283,805
	$641,094	$914,709

6.
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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

6.
Accounts Receivable and Due to Factor, Continued:

Trade receivables assigned to the Factor are carried at the original invoice amount less an estimate made for doubtful accounts.  Under the terms of the recourse provision, the Company is required to reimburse the Factor, upon demand, for factored receivables that are not paid on time.  Accordingly, these receivables are accounted for as a secured financing arrangement and not as a sale of financial assets.  The allowance for doubtful accounts (if any) is based on management’s regular evaluation of individual customer’s receivables and consideration of a customer’s financial condition and credit history.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  Interest is not charged on past due accounts.

We present the receivables, net of allowances, as current assets and we present the amount potentially due to the Factor as a secured financing in current liabilities.

Accounts Receivble	March 31, 2018	December 31, 2017
Accounts receivable - non factored	$399,796	$351,699
Accounts receivable - factored with recourse	12,750	10,880
Accounts receivable - net	$412,546	$362,579

7.
Commitments and Contingencies

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease calls for a term of one year and, and as of March 31, 2018, requires payments of $10,000 plus a tax of $1,700, per month. The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms. The next lease is scheduled for renewal in June 2018.

8.
Notes Payable to Bank

At March 31, 2018 and December 31, 2017, the Company had the following notes payable to bank:
	March 31,	December 31,
	2018	2017
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$15,815	$98,863

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	81,302	93,702
Total notes payable to the bank	$97,117	$192,565

These notes are personally guaranteed by John C. Lawrence the Company’s Chief Executive Officer and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,999.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

9.
Debt

Debt at March 31, 2018 and December 31, 2017 is as follows:	March 31,	December 31,
	2018	2017
Note payable to First Security Bank, bearing interest at 6%;
payable in monthly installments of $917; maturing
September 2018; collateralized by equipment.	$5,408	$8,054
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $1,300; maturing
August 2019; collateralized by equipment.	23,602	27,096
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $778; maturing
December 2022; collateralized by equipment.	39,145	40,278
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	10,875	13,344
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing December 2019; collateralized by equipment.	13,337	15,776
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	14,146	14,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2019, net of discount.	702,469	715,709
Obligation payable for Guadalupe Mine, non-interest bearing,
annual payments from $60,000 to $149,078 through 2026, net of discount.	949,571	951,711
	1,758,553	1,786,114
Less current portion	(598,658)	(546,988)
Long-term portion	$1,159,895	$1,239,126

At March 31, 2018, principal payments on debt are due as follows:

Twelve months ending March 31,
2019	$598,658
2020	283,237
2021	181,043
2022	116,915
2023	122,406
Thereafter	456,294
$1,758,553

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

10.
Related Party Transactions

During the three months ended March 31, 2018 and 2017, the Chairman of the audit committee and compensation committee received $4,500 and $4,500, respectively, for services performed. See Note 12 for shares of common stock issued to directors.

During the three months ended March 31, 2018 and 2017, the Company paid $2,461 and $2,895, respectively, to John Lawrence, our President and Chief Executive Officer, as reimbursement for equipment used by the Company. Mr. Lawrence advanced the Company $75,000 for ongoing operating expenses during the three months ended March 31, 2018 which is still outstanding at March 31, 2018 and is included in payable to related party.

11.
Income Taxes

During the quarter ended March 31, 2018, and the year ended December 31, 2017, the Company determined that a valuation allowance equal to 100% of any deferred tax asset was appropriate, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of a net deferred tax asset. The net effect is that the deferred tax asset as of December 31, 2017, and any deferred tax assets that may have been incurred since then, are fully reserved for at March 31, 2018. Management estimates the effective tax rate at 0% for the current year.

      Mexican Tax Assessment

In 2015, the Mexican tax authority (“SAT”) initiated an audit of the USAMSA’s 2013 income tax return. In October 2016, as a result of its audit, SAT assessed the Company $13.8 million pesos, which was approximately $666,400 in U.S. Dollars (“USD”) as of December 31, 2016. Approximately $285,000 USD of the total assessment is interest and penalties. SAT’s assessment is based on the disallowance of specific costs that the Company deducted on the 2013 USAMSA income tax return. These disallowed costs were incurred by the Company for USAMSA’s business operations. SAT claims that the costs were not deductible or were not supported by appropriate documentation. At March 31, 2018, the assessed amount is $757,247 in U.S dollars.

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

At December 31, 2016, the Company accrued a potential liability of $410,510 USD of which $285,048 was for unpaid income taxes, $75,510 was for interest expense, and $49,952 was for penalties. The amount accrued represents management’s best estimate of the amount that will ultimately be paid. The outcome could vary from this estimate. At March 31, 2018, the Company recognized a $50,000 increase due to the change in exchange rate. Fluctuation in exchange rates has an ongoing impact on the amount the Company will pay in U.S. dollars.

If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will adjust its net operating loss carryforward, or accrue any additional penalties, interest, and tax associated with the audit. The Company’s tax professionals in Mexico have reviewed and filed tax returns with the SAT for other tax years and have advised the Company that they do not expect the Company to have a tax liability for those years relating to similar issues.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

12.
Stockholder’s Equity

Issuance of Common Stock for Payable to Board of Directors

During the quarter ended March 31, 2017, the Board of Directors was issued a total of 421,875 shares of common stock for $168,750 in directors’ fees that were payable at December 31, 2016. In addition during the quarter, the Company accrued $43,750 in directors’ fees payable that will be paid in common stock.

On May 3, 2018, the Board of Directors was issued a total of 739,018 shares of common stock for $175,000 in directors’ fees that were payable at December 31, 2017. In addition, during the quarter ended March 31, 2018, the Company accrued $43,750 in directors’ fees payable that will be paid in common stock.

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

Segment disclosure regarding sales to major customers is located in Note 4.

Properties, plants and equipment, net:	March 31, 2018	December 31, 2017
Antimony
United States	$1,674,787	$1,687,997
Mexico	11,343,589	11,452,507
Subtotal Antimony	13,018,376	13,140,504
Precious metals	616,233	642,774
Zeolite	1,315,531	1,349,619
Total	$14,950,140	$15,132,897

Total Assets:	March 31, 2018	December 31, 2017
Antimony
United States	$2,225,360	$2,510,323
Mexico	12,009,001	12,073,219
Subtotal Antimony	14,234,361	14,583,542
Precious metals	616,233	642,774
Zeolite	1,899,980	1,904,938
Total	$16,750,574	$17,131,254

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.
Business Segments, Continued:

	For the three months ended
Capital expenditures:	March 31, 2018	March 31, 2017
Antimony
United States	$-	$-
Mexico	40,085	28,683
Subtotal Antimony	40,085	28,683
Precious Metals	40,988	43,000
Zeolite	13,732	7,916
Total	$94,805	$79,599

Segment Operations for the three	Antimony	Antimony	Total	Precious	Bear River
months ended March 31, 2018	USAC	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$1,681,812	$-	$1,681,812	$60,410	$690,707	$2,432,929

Depreciation and amortization	13,209	149,004	162,213	67,529	47,820	277,562

Income (loss) from operations	198,039	(742,781)	(544,742)	(7,119)	152,092	(399,769)

Other income (expense):	(778)	(71,120)	(71,898)	-	(2,773)	(74,671)

NET INCOME (LOSS)	$197,261	$(813,901)	$(616,640)	$(7,119)	$149,319	$(474,440)

Segment Operations for the three	Antimony	Antimony	Total	Precious	Bear River
months ended March 31, 2017	USAC	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$1,968,725	$17,782	$1,986,507	$20,811	$612,012	$2,619,330

Depreciation and amortization	19,500	146,175	165,675	-	50,000	215,675

Income (loss) from operations	328,900	(751,176)	(422,276)	20,811	89,592	(311,873)

Other income (expense):	(11,078)	(64,965)	(76,043)	-	(3,387)	(79,430)

NET INCOME (LOSS)	$317,822	$(816,141)	$(498,319)	$20,811	$86,205	$(391,303)

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

Antimony - Combined USA	1st Quarter	1st Quarter
and Mexico	2018	2017
Lbs of Antimony Metal USA	263,620	459,666
Lbs of Antimony Metal Mexico:	152,344	88,184
Total Lbs of Antimony Metal Sold	415,964	547,850
Average Sales Price/Lb Metal	$4.04	$3.63
Net loss/Lb Metal	$(1.48)	$(0.88)

Gross antimony revenue - net of discount	$1,681,812	$1,986,507

Cost of sales - domestic	(1,190,034)	(1,282,872)
Cost of sales - Mexico	(715,968)	(731,457)
Operating expenses	(320,552)	(418,894)
Non-operating expenses	(71,898)	(34,592)
	(2,298,452)	(2,467,815)

Net loss - antimony	(616,640)	(481,308)
Depreciation,& amortization	162,213	148,664
EBITDA - antimony	$(454,427)	$(332,644)

Precious Metals
Ounces sold
Gold	12	82
Silver	4,073	8,639

Gross precious metals revenue	$60,410	$187,477
Production costs, royalties, and shipping costs	(67,529)	(183,677)
Net income - precious metals	(7,119)	3,800
Depreciation	67,529	17,011
EBITDA - precious metals	$60,410	$20,811

Zeolite
Tons sold	3,753	3,353
Average Sales Price/Ton	$184.04	$182.53
Net income (Loss)/Ton	$39.79	$25.71

Gross zeolite revenue	$690,707	$612,012
Cost of sales	(514,486)	(498,446)
Operating expenses	(24,129)	(23,975)
Non-operating expenses	(2,773)	(3,386)
Net income - zeolite	149,319	86,205
Depreciation	47,820	50,000
EBITDA - zeolite	$197,139	$136,205

Company-wide
Gross revenue	$2,432,929	$2,785,996
Production costs	(2,488,017)	(2,696,452)
Operating expenses	(344,681)	(442,869)
Non-operating expenses	(74,671)	(37,978)
Net income (loss)	(474,440)	(391,303)
Depreciation,& amortization	277,562	215,675
EBITDA	$(196,878)	$(175,628)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Company-Wide

For the first quarter of 2018, we recognized a net loss of $474,440, on sales of $2,432,929, compared to a net loss of $391,303 in the first quarter of 2017 on sales of $2,619,330. The loss in the first Quarter of 2018 was primarily due to a decrease in the raw materials received from our North American supplier. The loss in the first quarter of 2017 was primarily due to the loss of raw material from Hillgrove Mines of Australia. We also recognized approximately $124,732 of settlement costs related to our precious metals production during the first quarter of 2017. Hillgrove Mines has given us permission to use the LRF and other furnaces built for their use for our own production. During the first quarter of 2018, we endured supply interruptions from our North American supplier, but we anticipate that normal supply quantities will resume for the remainder of 2018.

 For the first quarter of 2018, EBITDA was a negative $196,878 compared to a negative $175,628 for the same period of 2017.

Net non-cash expense items totaled $343,969 for the first quarter of 2018 and included $277,562 for depreciation and amortization, $21,120 for amortization of debt discount, $43,750 for director compensation and $1,537 for other items.

Net non-cash expense items totaled $284,285 for 2017 and included $215,675 for depreciation and amortization, $23,413 for amortization of debt discount, $43,750 for director compensation and $1,447 for other items.

For the first quarter of 2018, general and administrative expenses were $150,831 compared to $200,592 for the same period of 2017.

Antimony

For the first quarter of 2018 we sold 415,964 pounds of antimony compared to 547,850 pounds for the first quarter of 2017. Our raw material from North America decreased by approximately 196,000 pounds, but was partially offset by an increase of approximately 64,000 pounds in raw material from Mexico.

We began the mining and processing of ore from our own Mexican mines during Q1of 2017 and produced 132,184 pounds and sold 88,184 pounds. For the first quarter of 2018, we produced and sold 152,344 pounds of antimony. Producing from our own Mexican mines will allow the Company to benefit from 100% of the price increases rather than a processing fee and a small percent of the price increases.

The average sales price of antimony during Q1 2018 was $4.04 per pound compared to $3.63 during the same period in 2017.

The cyanide leach circuit at Puerto Blanco has been permitted, and construction of the leach circuit is underway.

At the Wadley mine, production is being increased with more miners. The use of pneumatic hammers is planned in lieu of explosives.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Precious Metals

The caustic leach of flotation concentrates from Los Juarez was successful, and the pilot production of the Los Juarez gold, silver, and antimony will commence with the completion of the cyanide leach plant at Puerto Blanco.

Precious Metal Sales Silver/Gold	For the three months ended March 31,
Montana	2018	2017
Ounces Gold Shipped (Au)	11.59	24.60
Ounces Silver Shipped (Ag)	4,073.27	8,639.39
Revenues	$60,410	$133,506
Australian - Hillgrove
Ounces Gold Shipped (Au)	-	57.25
Revenues - Gross	-	$53,971
Revenues to Hillgrove	-	(166,666)
Revenues to USAC	-	$(112,695)

Total Revenues	$60,410	$20,811

The estimated recovery of precious metals per metric ton, after the caustic leach and cyanide leach circuits, is as follows:

[Insert Image]

Bear River Zeolite (BRZ)

During Q1 2018, BRZ sold 3,753 tons of zeolite compared to 3,353 tons in the same period of 2017, up 400 tons or 11.9%.

BRZ realized a profit of $149,319 in Q1 of 2018, compared to $86,205 in Q1of 2017. The increase in profit from our zeolite operations was $63,144 (73.2%).

BRZ realized an EBITDA for Q1of 2018 of $197,139, compared to $136,205 for the same period in 2017, an increase of $60,934 (44.7%).

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Financial Position

Financial Condition and Liquidity	March 31,	December 31,
	2018	2017
Current assets	$1,318,738	$1,562,270
Current liabilities	(4,062,455)	(3,934,726)
Net working capital	$(2,743,717)	$(2,372,456)

	March 31,	March 31,
	2018	2017
Cash provided (used) by operations	$163,661	$143,613
Cash used in investing	(94,805)	(79,599)
Cash provided (used) by financing:
Net proceeds (payments to) factor	1,870	(4,388)
Advance from related party	75,000	-
Proceeds from notes payable to bank	-	15,985
Change in check issued and payable	(17,203)	(21,519)
Payment of notes payable to bank	(95,448)	-
Principal paid on long-term debt	(48,681)	(53,020)
Net change in cash	$(15,606)	$1,072

Our net working capital decreased by approximately $370,000 from December 31, 2017. Our cash decreased by approximately $15,600 during the same period. The decrease in our net working capital was primarily due to an increase of approximately $50,000 in the current portion of long term debt, and an increase of approximately $50,000 for foreign income taxes due to foreign exchange rates, a decrease in inventories of approximately $275,000 and expenditures of approximately $95,000 for capital outlay. We have estimated commitments for construction and improvements of $100,000, including $50,000 to finish building and installing the precious metals leach circuits. We believe that with our current cash balance, along with the future cash flow from operations, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months. We have lines of credit of $202,000 which have been drawn down to $97,117 at March 31, 2018.

ITEM 3.

None

PART I - FINANCIAL INFORMATION, CONTINUED:

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of March 31, 2018. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended March 31, 2018.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date: May 15, 2018	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President
(Principal Executive)

Date: May 15, 2018	By:	/s/ Daniel L. Parks, Chief Financial Officer
Daniel L. Parks, Chief Financial Officer