Form 10-Q
period 2018-06-30
UNITED STATES ANTIMONY CORP
filed 2018-08-14
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange Act. Yes ☑ No ☐

At August 14, 2018, the registrant had outstanding 68,227,171 shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED JUNE 30, 2018
(UNAUDITED)

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)	1-14

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	14-18

Item 3: Quantitative and Qualitative Disclosure about Market Risk	18

Item 4: Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	20

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3: Defaults upon Senior Securities	20

Item 4: Mine Safety Disclosures	20

Item 5: Other Information	20

Item 6: Exhibits and Reports on Form 8-K	20

SIGNATURE	20

CERTIFICATIONS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets

ASSETS
	(Unaudited)
	June 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$15,878	$27,987
Certificates of deposit	252,954	252,298
Accounts receivable, net	461,291	362,579
Inventories	712,696	914,709
Other current assets	-	4,697
Total current assets	1,442,819	1,562,270

Properties, plants and equipment, net	14,854,626	15,132,897
Restricted cash for reclamation bonds	63,345	63,345
IVA receivable and other assets	384,677	372,742
Total assets	$16,745,467	$17,131,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$110,578	$28,248
Accounts payable	2,367,656	2,276,357
Due to factor	5,440	10,880
Accrued payroll, taxes and interest	211,703	185,283
Other accrued liabilities	205,412	168,578
Payables to related parties	22,678	22,668
Deferred revenue	32,400	60,049
Notes payable to bank	191,009	192,565
Income taxes payable (Note 11)	430,358	443,110
Long-term debt, current portion, net of discount	632,655	546,988
Total current liabilities	4,209,889	3,934,726

Long-term debt, net of discount and current portion	1,084,827	1,239,126
Hillgrove advances payable	1,134,221	1,134,221
Common stock payable to directors for services	87,500	175,000
Asset retirement obligations and accrued reclamation costs	274,646	271,572
Total liabilities	6,791,083	6,754,645
Commitments and contingencies (Note 7 and 11)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $909,375 and $907,500
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,014,692 and $4,920,178
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
68,227,171 and 67,488,063 shares issued and outstanding, respectively	682,271	674,881
Additional paid-in capital	36,406,874	36,239,264
Accumulated deficit	(27,161,549)	(26,564,324)
Total stockholders' equity	9,954,384	10,376,609
Total liabilities and stockholders' equity	$16,745,467	$17,131,254

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUES	$2,256,347	$2,838,480	$4,689,276	$5,457,811

COST OF REVENUES	2,114,999	2,535,587	4,603,016	5,065,374

GROSS PROFIT	141,348	302,893	86,260	392,437

OPERATING EXPENSES:
General and administrative	186,411	138,995	337,242	343,559
Salaries and benefits	96,427	97,487	187,873	191,001
Professional fees	18,563	34,582	120,967	137,920
TOTAL OPERATING EXPENSES	301,401	271,064	646,082	672,480

INCOME (LOSS) FROM OPERATIONS	(160,053)	31,829	(559,822)	(280,043)

OTHER INCOME (EXPENSE):
Interest income	268	267	830	838
Interest expense	(24,814)	(27,154)	(48,647)	(54,804)
Foreign exchange gain (loss)	62,752	(10,191)	12,752	(51,642)
Factoring expense	(938)	(11,706)	(2,338)	(22,607)
TOTAL OTHER INCOME (EXPENSE)	37,268	(48,784)	(37,403)	(128,215)

NET INCOME (LOSS)	(122,785)	(16,955)	(597,225)	(408,258)
Preferred dividends	(12,162)	(12,162)	(24,325)	(24,325)

Net income (loss) available to common stockholders	$(134,947)	$(29,117)	$(621,550)	$(432,583)

Net income (loss) per share of common stock:
Basic	Nil	Nil	$(0.01)	$(0.01)
Diluted	Nil	Nil	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	67,959,175	67,488,153	67,724,965	67,336,651
Diluted	67,959,175	67,488,153	67,724,965	67,336,651

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30, 2018	June 30, 2017
Cash Flows From Operating Activities:
Net income (loss)	$(597,225)	$(408,258)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	452,659	430,050
Amortization of debt discount	42,240	46,828
Accretion of asset retirement obligation	3,074	2,895
Common stock payable for directors' fees	87,500	87,500
Foreign exchange loss (gain)	(12,752)	51,642
Other non cash items	(656)	(677)
Change in:
Accounts receivable, net	(98,712)	10,835
Inventories	202,013	49,196
Other current assets	4,697	(7,647)
Other assets	(11,935)	(83,437)
Accounts payable	91,299	67,164
Accrued payroll, taxes and interest	26,420	(40,362)
Deferred revenues	(27,649)	-
Other accrued liabilities	36,834	31,691
Payables to related parties	10	2,234
Net cash provided by operating activities	197,817	239,654

Cash Flows From Investing Activities:
Purchases of properties, plants and equipment	(174,388)	(151,244)
Net cash used by investing activities	(174,388)	(151,244)

Cash Flows From Financing Activities:
Change in checks issued and payable	82,330	(12,776)
Net proceeds from factor	(5,440)	20,471
Advances from related party	75,000	-
Payment on advances from related party	(75,000)	-
Proceeds from notes payable to bank	-	24,827
Principal paid notes payable to bank, net	(1,556)	-
Principal payments on long-term debt	(110,872)	(106,439)
Net cash provided (used) by financing activities	(35,538)	(73,917)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,109)	14,493
Cash and cash equivalents and restricted cash at beginning of period	91,332	73,331
Cash and cash equivalents and restricted cash at end of period	$79,223	$87,824

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Common stock payable issued to directors	$175,000	$168,750

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Going Concern Consideration

At June 30, 2018, the Company’s consolidated financial statements show negative working capital of approximately $2.8 million and accumulated deficit of approximately $27.2 million.  In addition, the Company had recurring net losses.  These factors indicate that there may be doubt regarding the ability to continue as a going concern for the next twelve months.

The continuing losses are principally a result of the Company’s antimony operations and in particular to the production costs incurred in Mexico.

Regarding the antimony division, prices improved during 2017 with an average sale price of $4.01 per pound. Through June 30, 2018, the average sale price for antimony is approximately $4.28 per pound. Additionally, in November 2017, the Company renegotiated its domestic sodium antimonite supply agreement resulting in a lower cost per antimony per pound of approximately $0.44. During the first six months of 2018, we endured supply interruptions from our North American supplier, and they have notified us that, due to a lack of raw material, they will be suspending shipments to us from September 17, 2018 to November 5, 2018. We anticipate that normal supply quantities will resume for the remainder of 2018 after November 5. We have been able to continue with operations due to our Mexican raw material, and we will be directing our resources to increasing that supply source. The new supply agreement with our North American supplier has helped us with our cash flow in 2018 from our antimony division.

In 2017, we reduced costs for labor at the Mexico locations which has resulted in a lower overall production costs in Mexico which has continued into 2018. In the fourth quarter 2017, we adjusted operating approaches at Madero that has resulted decreased operating costs for fuel, natural gas, electricity, and reagents for 2018. Although total production activity in Mexico decreased in 2017 due to the lack of Hillgrove concentrates, the Company’s 2018 plan involves ramping up production at its own antimony properties in Mexico. We are anticipating agreements that will provide us with operating capital to achieve this (See Note 14). In addition, a new leach circuit expected to come on line during 2018 in Mexico will result in more extraction of precious metals. The portion of the precious metals recovery system at the Madero smelter is complete and the cyanide leach circuit being built at the Puerto Blanco plant is expected to be completed this fall.

In 2017, management implemented wage and other cost reductions at the corporate level that has kept administrative costs stable in 2018. The Company expects to continue paying a low cost for propane in Montana through 2018, which in years past has been a major operating cost.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation, Continued:

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations without the need for additional borrowings or selling shares of its common stock. The Company plans to continue keeping current on its debt payments in 2018 through cash flows from operations while using the additional operating capital to continue with the expansion of our Mexican operation and to improve our working capital. Management believes that the actions taken to increase production and reduce costs, along with the expected additional operating capital, will enable the Company meet its obligations for the next twelve months.

2.
Developments in Accounting Pronouncements

Accounting Standard Updates Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach. There was no impact of adoption of the update to our consolidated financial statements for the three and six months ended June 30, 2018.

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2018. Cash, cash equivalents, and restricted cash on the consolidated statements of cash flows includes restricted cash of $63,345 as of June 30, 2018 and December 31, 2017 and $63,274 as of June 30, 2017 and December 31, 2016, as well as amounts previously reported for cash and cash equivalents.

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

3.
Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including warrants to purchase the Company's common stock and convertible preferred stock. Management has determined that the calculation of diluted earnings per share for the quarter and six month periods ended June 30, 2018 and June 30, 2017, is not applicable since any additions to outstanding shares related to common stock equivalents would be anti-dilutive.

As of June 30, 2018 and 2017, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	June 30, 2018	June 30, 2017
Warrants	250,000	250,000
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,001,005	2,001,005

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

Sales of products for the three and six month periods ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Antimony	$1,492,520	$2,077,300	$3,174,333	$4,063,808
Zeolite	682,534	616,414	1,373,240	1,228,426
Precious metals	81,293	144,766	141,703	165,577
	$2,256,347	$2,838,480	$4,689,276	$5,457,811

The following is sales information by geographic area based on the location of customers for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States	$1,878,244	$2,653,227	$4,125,935	$4,950,282
Canada	378,103	185,253	563,341	507,529
	$2,256,347	$2,838,480	$4,689,276	$5,457,811

Sales of products to significant customers were as follows for the three and six month periods ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Mexichem Speciality Compounds	$669,103	$769,998	$1,397,681	$1,556,423
East Penn Manufacturing Inc.	-	363,979	-	512,621
Kohler Corporation	334,778	501,320	651,550	946,498
Ampacet Corporation	146,118	-	330,260	-
ZEO, Inc.	185,730	-	306,701	-
	$1,335,729	$1,635,297	$2,686,192	$3,015,542
% of Total Revenues	59.20%	57.60%	57.30%	55.30%

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.
Revenue Recognition, Continued:

Accounts receivable from largest customers were as follows for June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Nutreco Canada, Inc.	$-	$25,657
Ralco Mix Products	-	16,000
Mexichem Speciality Compounds	148,211	-
Axens North America, Inc.	38,404	-
Teck American, Inc.	82,733	241,627
	$269,348	$283,284
% of Total Receivables	58.40%	78.10%

Our trade accounts receivable balance related to contracts with customers was $461,291 at June 30, 2018 and $362,579 at December 31, 2017. Our products do not involve any warranty agreements and product returns are not typical.

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

5.
Inventories

Inventories at June 30, 2018 and December 31, 2017 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
	2018	2017
Sodium antimonate	$56,091	$-
Antimony oxide	225,099	408,217
Antimony with precious metal content	23,474	35,554
Antimony ore	165,280	187,133
Total antimony	469,944	630,904
Zeolite	242,752	283,805
	$712,696	$914,709

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

Accounts Receivble	June 30, 2018	December 31, 2017
Accounts receivable - non factored	$455,851	$351,699
Accounts receivable - factored with recourse	5,440	10,880
Accounts receivable - net	$461,291	$362,579

7.
Commitments and Contingencies

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease calls for a term of one year and, and as of June 30, 2018, requires payments of $10,000 plus a tax of $1,700, per month. The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms. The next lease is scheduled for renewal in June 2019.

8.
Notes Payable to Bank

At June 30, 2018 and December 31, 2017, the Company had the following notes payable to bank:

	June 30,	December 31,
	2018	2017
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$99,999	$98,863

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	91,010	93,702
Total notes payable to the bank	$191,009	$192,565

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8.
Notes Payable to Bank, Continued:

These notes are personally guaranteed by John C. Lawrence the Company’s Chief Executive Officer and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,999.

9.
Debt

Long-Term debt at June 30, 2018 and December 31, 2017, is as follows:	June 30,	December 31,
	2018	2017
Note payable to First Security Bank, bearing interest at 6%;
payable in monthly installments of $917; maturing
September 2018; collateralized by equipment.	$2,725	$8,054
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $1,300; maturing
August 2019; collateralized by equipment.	21,243	27,096
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $778; maturing
December 2022; collateralized by equipment.	37,972	40,278
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	9,630	13,344
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing December 2019; collateralized by equipment.	12,106	15,776
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	14,146	14,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2019, net of discount.	682,229	715,709
Obligation payable for Guadalupe Mine, non-interest bearing,
annual payments from $60,000 to $149,078 through 2026, net of discount.	937,431	951,711
	1,717,482	1,786,114
Less current portion	(632,655)	(546,988)
Long-term portion	$1,084,827	$1,239,126

At June 30, 2018, principal payments on debt are due as follows:

12 Months Ending June 30,
	Principal Payment	Discount	Net
2019	710,481	(77,826)	632,655
2020	320,163	(62,435)	257,728
2021	207,185	(48,238)	158,947
2022	157,601	(39,188)	118,413
2023	155,499	(32,594)	122,905
Thereafter	483,069	(56,235)	426,834
	$2,033,998	$(316,516)	$1,717,482

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

10.
Related Party Transactions

During the three and six months ended June 30, 2018 and 2017, the Chairman of the audit committee and compensation committee received $4,500 and $4,500, respectively, for services performed. See Note 12 for shares of common stock issued to directors.

During the three and six months ended June 30, 2018 and 2017, the Company paid $2,461 and $4,555, and $2,480 and $5,054, respectively, to John Lawrence, our President and Chief Executive Officer, as reimbursement for equipment used by the Company. Mr. Lawrence advanced the Company $75,000 for ongoing operating expenses during the six months ended June 30, 2018, which has been repaid as of June 30, 2018.

11.
Income Taxes

During the three and six months ended June 30, 2018, and the year ended December 31, 2017, the Company determined that a valuation allowance equal to 100% of any deferred tax asset was appropriate, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of a net deferred tax asset. The net effect is that the deferred tax asset is fully reserved for at June 30, 2018 and December 31, 2017. Management estimates the effective tax rate at 0% for the current year.

      Mexican Tax Assessment

In 2015, the Mexican tax authority (“SAT”) initiated an audit of the USAMSA’s 2013 income tax return. In October 2016, as a result of its audit, SAT assessed the Company $13.8 million pesos, which was approximately $666,400 in U.S. Dollars (“USD”) as of December 31, 2016. Approximately $285,000 USD of the total assessment is interest and penalties. SAT’s assessment is based on the disallowance of specific costs that the Company deducted on the 2013 USAMSA income tax return. These disallowed costs were incurred by the Company for USAMSA’s business operations. SAT claims that the costs were not deductible or were not supported by appropriate documentation. At June 30, 2018, the assessed amount is $694,752 in U.S dollars.

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

At December 31, 2016, the Company accrued a potential liability of $410,510 USD of which $285,048 was for unpaid income taxes, $75,510 was for interest expense, and $49,952 was for penalties. The amount accrued represents management’s best estimate of the amount that will ultimately be paid. The outcome could vary from this estimate. For the three and six months ended June 30, 2018, the Company recognized a $62,752 and $12,752 decrease, respectively, and for the three and six months ended June 30, 2017, recognized a $51,642 and $10,191 decrease, respectively, due to the change in exchange rates. Fluctuation in exchange rates has an ongoing impact on the amount the Company will pay in U.S. dollars.

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
Notes to Consolidated Financial Statements (Unaudited), Continued:

12.
Stockholder’s Equity

Issuance of Common Stock for Payable to Board of Directors

During the six month period ended June 30, 2017, the Board of Directors was issued a total of 421,875 shares of common stock for $168,750 in directors’ fees that were payable at December 31, 2016. In addition during the three and six months ended June 30, 2017, the Company accrued $43,750 and $87,500, respectively, in directors’ fees payable that will be paid in common stock.

On May 3, 2018, the Board of Directors was issued a total of 739,018 shares of common stock for $175,000 in directors’ fees that were payable at December 31, 2017. In addition during the quarter and six months ended June 30, 2018, the Company accrued $43,750 and $87,500, respectively, in directors’ fees payable that will be paid in common stock.

13.
Business Segments

The Company is currently organized and managed by four segments, which represent our operating units: United States antimony operations, Mexican antimony operations, precious metals recovery and United States zeolite operations.

The Madero smelter and Puerto Blanco mill at the Company’s Mexico operation brings antimony up to an intermediate stage, which may be sold directly or shipped to the United States operation for finishing at the Thompson Falls, Montana plant. The precious metals recovery plant is operated in conjunction with the antimony processing plant at Thompson Falls, Montana. The zeolite operation produces zeolite near Preston, Idaho. Almost all of the sales of products from the United States antimony and zeolite operations are to customers in the United States.

Segment disclosure regarding sales to major customers is located in Note 4.

Properties, plants
and equipment, net:	June 30, 2018	December 31, 2017
Antimony
United States	$1,661,616	$1,687,997
Mexico	11,266,118	11,452,507
Subtotal Antimony	12,927,734	13,140,504
Precious metals	649,741	642,774
Zeolite	1,277,151	1,349,619
Total	$14,854,626	$15,132,897

Total Assets:	June 30, 2018	December 31, 2017
Antimony
United States	$2,317,937	$2,510,323
Mexico	11,950,342	12,073,219
Subtotal Antimony	14,268,279	14,583,542
Precious metals	649,741	642,774
Zeolite	1,827,447	1,904,938
Total	$16,745,467	$17,131,254

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.
Business Segments, Continued:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Capital expenditures:
Antimony
United States	$-	$-	$-	$-
Mexico	70,892	47,033	110,977	75,716
Subtotal Antimony	70,892	47,033	110,977	75,716
Precious Metals	-	16,582	40,988	59,582
Zeolite	8,691	8,030	22,423	15,946
Total	$79,583	$71,645	$174,388	$151,244

Segment Operations for the three months ended June 30, 2018	Antimony USA	Antimony Mexico	Total Antimony	Precious Metals	Zeolite	Totals

Total revenues	$1,492,520	$-	$1,492,520	$81,293	$682,534	$2,256,347

Depreciation and amortization	$13,170	$97,844	$111,014	$17,011	$47,072	$175,097

Income (loss) from operations	391,895	(808,575)	(416,680)	114,801	141,826	(160,053)

Other income (expense):	(1,938)	41,630	39,692	-	(2,424)	37,268

NET INCOME (LOSS)	$389,957	$(766,945)	$(376,988)	$114,801	$139,402	$(122,785)

Segment Operations for the three months ended June 30, 2017	Antimony USA	Antimony Mexico	Total Antimony	Precious Metals	Zeolite	Totals

Total revenues	$2,077,300	$-	$2,077,300	$144,766	$616,414	$2,838,480

Depreciation and amortization	$18,700	$145,875	$164,575	$-	$49,800	$214,375

Income (loss) from operations	844,257	(1,089,834)	(245,577)	144,766	132,640	31,829

Other income (expense):	(11,965)	(33,605)	(45,570)	-	(3,214)	(48,784)

NET INCOME (LOSS)	$832,292	$(1,123,439)	$(291,147)	$144,766	$129,426	$(16,955)

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.
Business Segments, Continued:

Segment Operations for the six months ended June 30, 2018	Antimony USA	Antimony Mexico	Total Antimony	Precious Metals	Zeolite	Totals

Total revenues	$3,174,333	$-	$3,174,333	$141,703	$1,373,240	$4,689,276

Depreciation and amortization	$26,380	$297,366	$323,746	$34,021	$94,892	$452,659

Income (loss) from operations	589,934	(1,551,357)	(961,423)	107,682	293,919	(559,822)

Other income (expense):	(2,716)	(29,488)	(32,204)	-	(5,199)	(37,403)

NET INCOME (LOSS)	$587,218	$(1,580,845)	$(993,627)	$107,682	$288,720	$(597,225)

Segment Operations for the six months ended June 30, 2017	Antimony USA	Antimony Mexico	Total Antimony	Precious Metals	Zeolite	Totals

Total revenues	$4,046,026	$17,782	$4,063,808	$165,577	$1,228,426	$5,457,811

Depreciation and amortization	$38,200	$292,050	$330,250		$99,800	$430,050

Income (loss) from operations	1,173,160	(1,841,012)	(667,852)	165,577	222,232	(280,043)

Other income (expense):	(23,044)	(98,569)	(121,613)	-	(6,602)	(128,215)

NET INCOME (LOSS)	$1,150,116	$(1,939,581)	$(789,465)	$165,577	$215,630	$(408,258)

14.
Subsequent Events

On July 31, 2018, the Company entered into a Member Interest and Share Capital Purchase Agreement (the “Agreement”) with Great Lakes Chemical Corporation and Lanxess Holding Company US Inc., as the sellers, and the Company as the buyer. The transaction is expected to close on August 31, 2018.   Under the Agreement, the Company will acquire a subsidiary of the sellers which includes an antimony plant, equipment and land located in Reynosa, Mexico.   The Company plans to disassemble, salvage and transport the antimony plant and equipment for use in its existing operations in both Mexico and the United States. The project will involve moving heavy equipment and could take up to a year.

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

Antimony - Combined USA	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
and Mexico	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Lbs of Antimony Metal USA	161,044	345,152	424,664	804,818
Lbs of Antimony Metal Mexico:	165,214	160,204	317,558	248,388
Total Lbs of Antimony Metal Sold	326,258	505,356	742,222	1,053,206
Average Sales Price/Lb Metal	$4.57	$4.11	$4.28	$3.86
Net loss/Lb Metal	$(1.16)	$(0.58)	$(1.34)	$(0.75)

Gross antimony revenue	$1,492,520	$2,077,300	$3,174,333	$4,063,808

Cost of sales - domestic	(834,627)	(1,009,940)	(2,024,663)	(2,309,821)
Cost of sales - Mexico	(795,125)	(1,055,002)	(1,511,093)	(1,786,460)
Operating expenses	(279,448)	(257,935)	(600,000)	(635,379)
Non-operating expenses	39,692	(45,570)	(32,204)	(121,613)
	(1,869,508)	(2,368,447)	(4,167,960)	(4,853,273)

Net loss - antimony	(376,988)	(291,147)	(993,627)	(789,465)
Depreciation,& amortization	111,014	164,575	323,746	330,250
EBITDA - antimony	$(265,974)	$(126,572)	$(669,881)	$(459,215)

Precious Metals
Ounces sold
Gold	15	51	29	133
Silver	4,960	8,639	9,841	17,552

Gross precious metals revenue	$81,293	$144,766	$141,703	$165,577
Production costs, royalties, and shipping costs	33,508	-	(34,021)	-
Net income - precious metals	114,801	144,766	107,682	165,577
Depreciation	17,011	-	34,021	-
EBITDA - precious metals	$131,812	$144,766	$141,703	$165,577

Zeolite
Tons sold	3,578	3,422	7,331	6,775
Average Sales Price/Ton	$190.76	$180.13	$187.32	$181.32
Net income (Loss)/Ton	$38.96	$37.82	$39.38	$31.83

Gross zeolite revenue	$682,534	$616,414	$1,373,240	$1,228,426
Cost of sales	(518,757)	(470,646)	(1,033,239)	(972,524)
Operating expenses	(21,951)	(13,128)	(46,082)	(33,670)
Non-operating expenses	(2,424)	(3,214)	(5,199)	(6,602)
Net income - zeolite	139,402	129,426	288,720	215,630
Depreciation	47,072	49,800	94,892	99,800
EBITDA - zeolite	$186,474	$179,226	$383,612	$315,430

Company-wide
Gross revenue	$2,256,347	$2,838,480	$4,689,276	$5,457,811
Production costs	(2,114,999)	(2,535,588)	(4,603,016)	(5,068,805)
Operating expenses	(301,401)	(271,063)	(646,082)	(669,049)
Non-operating expenses	37,268	(48,784)	(37,403)	(128,215)
Net income (loss)	(122,785)	(16,955)	(597,225)	(408,258)
Depreciation,& amortization	175,097	214,375	452,659	430,050
EBITDA	$52,312	$197,420	$(144,566)	$21,792

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Company-Wide

For the second quarter of 2018, we recognized a net loss of $122,785, on sales of $2,256,347, compared to a net loss of $16,955 in the second quarter of 2017 on sales of $2,838,480. The loss in the second quarter of 2018 was primarily due to a decrease in the raw materials received from our North American supplier. The loss in the first quarter of 2017 was primarily due to the loss of raw material from Hillgrove Mines of Australia. During the first six months of 2018, we endured supply interruptions from our North American supplier, and we have been notified that due to a lack of raw material, they will not be able to supply us with raw material from September 17, 2018 through November 5, 2018. We anticipate that normal supply quantities from our North American supplier will resume for the remainder of 2018. We will be directing our resources during that time to increasing our supply of raw material from Mexico.

For the three and six months ended June 30, 2018, EBITDA was $52,312 and $(144,566), compared to $197,420 and $21,792 for the same periods of 2017.

Net non-cash expense items totaled $287,780 and for the three months ended June 30, 2018 and included $175,097 for depreciation and amortization, $21,120 for amortization of debt discount, $43,750 for director compensation and $47,813 for other items. Net non-cash expense items totaled $572,065 for the six months ended June 30, 2018 and included $452,659 for depreciation and amortization, $42,240 of debt discount, $87,500 for director compensation and $(10,334) for other items.

Net non-cash expense items totaled $282,985 for the three months ended June 30, 2017 and included $214,375 for depreciation and amortization, $23,413 for amortization of debt discount, $43,750 for director compensation and $1,447 for other items. Net non-cash expense items totaled $618,238 for the six months ended June 30, 2017 and included $430,050 for depreciation and amortization, $46,828 of debt discount, $87,500 for director compensation and $53,860 for other items.

For the three and six months ended June 30, 2018, general and administrative expenses were $186,411 and 337,242, respectively compared to $138,995 and $343,559 for the same periods in 2017.

Antimony

For the three and six months ended June 30, 2018, we sold 326,258 and 742,222 pounds of antimony compared to 505,356 and 1,053,206 pounds for the three and six months ended June 30, 2017. The raw material received from our North American supplier decreased by approximately 184,000 pounds. We did not see an increase in raw material from Mexico for the second quarter of 2018, but we did see an increase of approximately 69,000 pounds for the six months ended June 30, 2018.

The average sales price of antimony during the three and six months ended June 30, 2018 was $4.57 and $4.28 per pound compared to $4.11 and $3.86 during the same periods in 2017.

The cyanide leach circuit at Puerto Blanco has been permitted, and construction of the leach circuit is underway, and we expect to start testing during the fourth quarter of 2018. The largest project is the construction of the tailings pond, and we are anticipating it will be ready for a liner by the end of September 2018. Construction of the equipment is underway in Montana, and the leach plant floor with a containment lip has been completed. The equipment will be placed directly on the floor, and we do not believe that a building will be necessary. During the construction phase, our metallurgical lab in Montana has been busy testing and confirming the metallurgy. Three technical discoveries were made that will increase recovery, expedite processing, and cut costs.

At the Wadley mine, production is being increased with more miners and load haul equipment. The use of pneumatic hammers is planned in lieu of explosives.

Precious Metals

The caustic leach of flotation concentrates from Los Juarez was successful, and the pilot production of the Los Juarez gold, silver, and antimony will commence with the completion of the cyanide leach plant at Puerto Blanco.

For the three and six months ended June 30, 2018, EBITDA for precious metals was $131,812 and $141,703, compared to $144,766 and $165,577 for the same periods of 2017.

The estimated recovery of precious metals per metric ton, after the caustic leach and cyanide leach circuits, is as follows:

Metal	Assay	Recovery	Value	Value/Mt
Gold	0.035 opmt	90%	$1200/oz	$37.80
Silver	3.27 opmt	90%	$15.50/oz	$45.61
Antimony	0.652%	70%	4.14/lb	$41.52
Total				$124.93

Current and prior years’ revenue from precious metals is as follows:

Precious Metal Sales Silver/Gold	2015	2016	2017	Six Months 2018
Montana
Ounces Gold Shipped (Au)	89.12	108.10	107.00	29.43
Ounces Silver Shipped (Ag)	30,421	38,123	32,021	9,841
Revenues	$491,426	$556,650	$480,985	$141,703
Australian - Hillgrove
Ounces Gold Shipped (Au)	-	496.65	90.94	-
Revenues - Gross	-	$597,309	$96,471	-
Revenues to Hillgrove	-	(481,088)	(202,584)	-
Revenues to USAC	-	$116,221	$(106,113)	-
Total Revenues	$491,426	$672,871	$374,872	$141,703

Bear River Zeolite (BRZ)

For the three and six months ended June 30, 2018, BRZ sold 3,578 and 7,331 tons of zeolite compared to 3,422 and 6,775 tons in the same periods of 2017, up 156 tons or 4.6% for the three months and 556 tons or 8.2% for the six months. .

BRZ realized a profit of $139,402 after depreciation of $47,072 in the second quarter of 2018, compared to $129,426 after depreciation of $49,800 in the second quarter of 2017. The increase in profit from our zeolite operations was $9,976 or 6.9%. For the six months ended June 30, 2018, BRZ realized a gross profit of $288,720 after depreciation of $94,982 compared to a gross profit of $215,630 after depreciation of $99,800, an increase of $73,090 or 32%.

BRZ realized an EBITDA for the three and six months ended June 30, 2018 of $186,474 and $383,612, compared to $179,225 and 315,430 for the same periods in 2017.

We are anticipating continued growth in all areas of zeolite sales.

Financial Position

Financial Condition and Liquidity	June 30,	December 31,
	2018	2017
Current assets	$1,442,819	$1,562,270
Current liabilities	(4,209,889)	(3,934,726)
Net Working Capital	$(2,767,070)	$(2,372,456)

	Six Months Ended
	June 30,	June 30,
	2018	2017
Cash provided by operations	$197,817	$239,654
Cash used for capital outlay	(174,388)	(151,244)
Cash provided (used) by financing:
Net proceeds (payments to) factor	(5,440)	20,471
Proceeds from notes payable to bank	-	24,827
Change in check issued and payable	82,330	(12,776)
Advances from related party	75,000	-
Payment on advances from related party	(75,000)	-
Payment of notes payable to bank	(1,556)	-
Principal paid on long-term debt	(110,872)	(106,439)
Net change in cash and cash equivalents	$(12,109)	$14,493

Our net working capital decreased by approximately $395,000 from December 31, 2017. Our cash decreased by approximately $12,000 during the same period. The decrease in our net working capital was primarily due to an increase of approximately $50,000 in the current portion of long term debt and a decrease in inventories of approximately $200,000. We have estimated commitments for construction and improvements of $100,000, including $50,000 to finish building and installing the precious metals leach circuits. We believe that with our current cash balance, along with the future cash flow from operations and operating agreements, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months. We have lines of credit of $202,000 which have been drawn down by $191,009 at June 30, 2018.

ITEM 3.

None

PART I - FINANCIAL INFORMATION, CONTINUED:

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2018. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended June 30, 2018.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

Date: August 14, 2018	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President
(Principal Executive)

Date: August 14, 2018	By:	/s/ Daniel L. Parks, Chief Financial Officer
Daniel L. Parks, Chief Financial Officer