Form 10-Q
period 2018-09-30
UNITED STATES ANTIMONY CORP
filed 2018-11-14
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large Accelerated Filer ____	Accelerated Filer ____
Non-Accelerated Filer ____	Smaller reporting company X
Emerging growth company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.

YES	No	X

At November 14, 2018, the registrant had outstanding 68,227,171 shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED SEPTEMBER 30, 2018
(UNAUDITED)

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)	1-16

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	17-20

Item 3: Quantitative and Qualitative Disclosure about Market Risk	21

Item 4: Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	22

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3: Defaults upon Senior Securities	22

Item 4: Mine Safety Disclosures	22

Item 5: Other Information	22

Item 6: Exhibits and Reports on Form 8-K	22

SIGNATURE	22

CERTIFICATIONS

 [The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets  (Unaudited)

ASSETS

	September 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$519,282	$27,987
Certificates of deposit	252,954	252,298
Accounts receivable, net	574,216	362,579
Inventories	716,896	914,709
Other current assets	-	4,697
Total current assets	2,063,348	1,562,270

Properties, plants and equipment, net	14,866,458	15,132,897
Restricted cash for reclamation bonds	57,234	63,345
IVA receivable and other assets	464,334	372,742
Total assets	$17,451,374	$17,131,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$41,820	$28,248
Accounts payable	2,304,976	2,276,357
Due to factor	16,048	10,880
Accrued payroll, taxes and interest	135,299	185,283
Other accrued liabilities	330,064	168,578
Payables to related parties	56,337	22,668
Deferred revenue	32,400	60,049
Notes payable to bank	100,000	192,565
Income taxes payable (Note 11)	-	443,110
Long-term debt, current portion, net of discount	669,407	546,988
Total current liabilities	3,686,351	3,934,726

Long-term debt, net of discount and current portion	1,001,563	1,239,126
Hillgrove advances payable	1,134,196	1,134,221
Common stock payable to directors for services	131,250	175,000
Asset retirement obligations and accrued reclamation costs	276,183	271,572
Total liabilities	6,229,543	6,754,645
Commitments and contingencies (Note 7 and 11)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $909,375 and $907,500
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,014,692 and $4,920,178
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
68,227,171 and 67,488,063 shares issued and outstanding, respectively	682,271	674,881
Additional paid-in capital	36,406,874	36,239,264
Accumulated deficit	(25,894,102)	(26,564,324)
Total stockholders' equity	11,221,831	10,376,609
Total liabilities and stockholders' equity	$17,451,374	$17,131,254

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

REVENUES	$2,091,725	$2,369,714	$6,781,001	$7,827,525

COST OF REVENUES	2,268,854	2,315,646	6,871,870	7,381,020

GROSS PROFIT (LOSS)	(177,129)	54,068	(90,869)	446,505

OPERATING EXPENSES):
General and administrative	151,825	130,698	489,067	480,482
Salaries and benefits	93,723	97,487	281,596	282,263
Professional fees	211,583	53,045	332,550	190,965
Gain on plant acquisition (Note 13)	(1,500,000)	-	(1,500,000)	-
TOTAL OPERATING EXPENSES (INCOME)	(1,042,869)	281,230	(396,787)	953,710

INCOME (LOSS) FROM OPERATIONS	865,740	(227,162)	305,918	(507,205)

OTHER INCOME (EXPENSE):
Interest income	19	19	849	857
Gain on tax settlement (Note 11)	443,110	-	443,110	-
Interest expense	(27,516)	(25,960)	(76,163)	(80,764)
Foreign exchange gain (loss)	(12,752)	2,642	-	(49,000)
Factoring expense	(1,154)	(12,104)	(3,492)	(34,711)
TOTAL OTHER INCOME (EXPENSE)	401,707	(35,403)	364,304	(163,618)

INCOME (LOSS) BEFORE INCOME TAXES	1,267,447	(262,565)	670,222	(670,823)

Preferred dividends	(12,162)	(12,162)	(36,487)	(36,487)

Net income (loss) available to common stockholders	$1,255,285	$(274,727)	$633,735	$(707,310)

Net income (loss) per share of common stock:
Basic	$0.02	NIL	$0.01	$(0.01)
Diluted	$0.02	NIL	$0.01	$(0.01)

Weighted average shares outstanding:
Basic	68,227,171	67,488,153	67,894,207	67,387,337
Diluted	68,373,471	67,488,153	67,992,339	67,387,337

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	September 30, 2018	September 30, 2017
Cash Flows From Operating Activities:
Net income (loss)	$670,222	$(670,823)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization expense	678,010	637,225
Gain on tax settlement	(443,110)	-
Gain on plant acquisition	(1,500,000)	-
Amortization of loan discount	63,360	70,242
Accretion of asset retirement obligation	4,611	4,342
Common stock payable for director fees	131,250	131,250
Foreign exchange (gain) loss	-	49,000
Other non-cash items	(681)	(682)
Change in:
Accounts receivable, net	(211,637)	55,722
Inventories	197,813	(84,243)
Other current assets	4,697	(790)
Other assets	(91,592)	(83,437)
Accounts payable	28,619	402,207
Accrued payroll, taxes and interest	(49,984)	(50,862)
Deferred revenues	(27,649)	-
Other accrued liabilities	161,486	30,305
Payables to related parties	33,669	1,797
Net cash provided (used) by operating activities	(350,916)	491,253

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(411,571)	(279,465)
Proceeds from plant acquisition	1,500,000	-
Net cash provided (used) by investing activities	1,088,429	(279,465)

Cash Flows From Financing Activities:
Net proceeds from (payments to) factor	5,168	13,338
Checks issued and payable	13,572	12,726
Advances from related party	125,000	-
Payments on advances from related party	(125,000)	-
Principal payments on notes payable to bank	(92,565)	(64,291)
Principal payments on long-term debt	(178,504)	(156,042)
Net cash provided (used) by financing activities	(252,329)	(194,269)

NET INCREASE IN CASH AND CASH EQUIVALENTS	485,184	17,519
Cash and cash equivalents and restricted cash at beginning of period	91,332	73,332
Cash and cash equivalents and restricted cash at end of period	$576,516	$90,851

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash investing and financing activities:
Common stock payable issued to directors	$175,000	$168,750

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Going Concern Consideration

At September 30, 2018, the Company’s consolidated financial statements show negative working capital of approximately $1.6 million and accumulated deficit of approximately $25.9 million.  In addition, although the Company has a net income for the third quarter of 2018, the Company has had recurring operating losses.  These factors indicate that there may be doubt regarding the ability to continue as a going concern for the next twelve months.

The continuing losses are principally a result of the Company’s antimony operations and in particular to the production costs incurred in Mexico.

Regarding the antimony division, prices were stable or improved slightly during 2018. Through September 30, 2018, the average sale price for antimony is approximately $4.14 per pound. Additionally, in November 2017, the Company renegotiated its domestic sodium antimonite supply agreement with our North American supplier resulting in a lower cost per antimony per pound of approximately $0.44. During the first nine months of 2018, we endured supply interruptions from our North American supplier, and they have notified us that we will not be receiving normal shipments until November 5, 2018. We anticipate that normal supply quantities will resume for the remainder of 2018 after November 5. We have been able to continue with operations due to our Mexican raw material, and we will be directing our resources to increasing that supply source. The new supply agreement with our North American supplier has helped us with cash flow in 2018 from our antimony division.

In 2017, we reduced costs for labor at the Mexico locations which has resulted in a lower overall production costs in Mexico which has continued into 2018. In the fourth quarter 2017, we adjusted operating approaches at Madero that has resulted in decreased operating costs for fuel, natural gas, electricity, and reagents for 2018. Although total production activity in Mexico decreased in 2017 due to the lack of Hillgrove concentrates, the Company’s 2018 plan involves ramping up production at its own antimony properties in Mexico. In addition, a new leach circuit expected to come on line during 2019 in Mexico will result in more extraction of precious metals. The portion of the precious metals recovery system at the Madero smelter is complete and the cyanide leach circuit being built at the Puerto Blanco plant is expected to be completed this fall.

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

In the third quarter of 2018, we closed on an agreement to purchase and dismantle an antimony processing plant in Reynosa, Mexico. The agreement was structured as a capital purchase agreement, and we were paid $1,500,000 to assist us in the plant closure and salvage operation (See Note 13). We expect that we will be able to complete the closure and salvage for less than that amount and use any remaining proceeds and salvaged equipment to enhance and improve our Mexican antimony operations. In addition, in the third quarter of 2018 we settled the tax assessment from the Mexican government completely in our favor (See Note 11). The accrual of $443,110 recorded as a potential tax liability in prior years was reversed and recognized as a gain during the quarter ended September 30, 2018. We paid our Mexican tax representatives $157,500 to negotiate the tax settlement, and we reported this expense as professional fees. Both of these transactions improved our net working capital position.

Subsequent to September 30, 2018, on November 7, 2018, the Company agreed to sell real property acquired in the Reynosa transaction for $700,000.  The agreement calls for a down payment of $150,000 which we received on November 8, 2018, payment of $150,000 on December 8, 2018, and two more payments of $200,000 each on January 8 and February 8, 2019.

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations without the need for additional borrowings or selling shares of its common stock. The Company plans to continue keeping current on its debt payments in 2018 through cash flows from operations while using the additional operating capital to continue with the expansion of our Mexican operation and to improve our working capital. Management believes that the actions taken to increase production and reduce costs, along with the additional operating capital, will enable the Company to meet its obligations for the next twelve months.

2.
Developments in Accounting Pronouncements

Accounting Standard Updates Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance in Subtopic 605-10 Revenue Recognition-Overall. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach. There was no impact of adoption of the update to our consolidated financial statements for the three and nine months ended September 30, 2018.

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2018. Cash, cash equivalents, and restricted cash on the consolidated statements of cash flows includes restricted cash of $57,234 as of September 30, 2018 and $63,345 as of December 31, 2017 and $63,274 as of September 30, 2017 and December 31, 2016, as well as amounts previously reported for cash and cash equivalents.

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

Included in the calculation of diluted earnings per share for the quarter and nine month periods ended September 30, 2018 are 250,000 shares of stock warrants. For the three and nine months ended September 30, 2018 and 2017, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	September 30, 2018	September 30, 2017
Warrants	-	250,000
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	1,751,005	2,001,005

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.
Revenue Recognition

Our products consist of the following:
●
Antimony: includes antimony oxide, sodium antimonate, antimony trisulfide, and antimony metal
●
Zeolite: includes coarse and fine zeolite crushed in various sizes.
●
Precious Metals: includes unrefined and refined gold and silver

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

Sales of products for the three and nine month periods ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Antimony	$1,366,540	$1,796,776	$4,540,873	$5,860,584
Zeolite	653,365	494,694	2,026,605	1,723,120
Precious metals	71,820	78,244	213,523	243,821
	$2,091,725	$2,369,714	$6,781,001	$7,827,525

The following is sales information by geographic area based on the location of customers for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$1,876,218	$2,208,417	$6,151,068	$7,284,803
Canada	215,507	161,297	629,933	542,722
	$2,091,725	$2,369,714	$6,781,001	$7,827,525

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.
Revenue Recognition, Continued:

Sales of products to significant customers were as follows for the three and nine month periods ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
Sales to Three	September 30,	September 30,	September 30,	September 30,
Largest Customers	2018	2017	2018	2017
Ampacet Corporation	$142,414	$150,234	$472,674	$-
Mexichem Specialty Compounds Inc.	587,568	909,965	1,985,249	2,466,388
Kohler Corporation	471,358	512,451	1,122,908	1,458,949
East Penn Corporation	-	-	-	512,641
	$1,201,340	$1,572,650	$3,580,831	$4,437,978
% of Total Revenues	57%	66%	53%	57%

Accounts receivable from largest customers were as follows for September 30, 2018 and December 31, 2017:

Three Largest
Accounts Receivable	September 30, 2018	December 31, 2017
Kohler Corporation	$154,903	$169,991
Earth Innovations Inc.	36,107	31,522
Axens North America, Inc.	38,403	31,237
	$229,413	$232,750
% of Total Receivables	40%	47%

Our trade accounts receivable balance related to contracts with customers was $574,216 at September 30, 2018 and $362,579 at December 31, 2017. Our products do not involve any warranty agreements and product returns are not typical.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

5.
Inventories

Inventories at September 30, 2018 and December 31, 2017 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at September 30, 2018 and December 31, 2017 is as follows:

	September 30,	December 31,
	2018	2017
Antimony oxide	$304,165	$408,217
Antimony with precious metal content	-	35,554
Antimony ore	156,997	187,133
Total antimony	461,162	630,904
Zeolite	255,734	283,805
	$716,896	$914,709

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

Accounts Receivble	September 30, 2018	December 31, 2017
Accounts receivable - non factored	$558,168	$351,699
Accounts receivable - factored with recourse	16,048	10,880
Accounts receivable - net	$574,216	$362,579

7.
Commitments and Contingencies

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease calls for a term of one year and, and as of September 30, 2018, requires payments of $10,000 plus a tax of $1,700, per month. The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms. The next lease is scheduled for renewal in June 2019.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8.
Notes Payable to Bank

At September 30, 2018 and December 31, 2017, the Company had the following notes payable to bank:

	September 30,	December 31,
	2018	2017
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$1	$98,863

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	99,999	93,702
Total notes payable to the bank	$100,000	$192,565

These notes are personally guaranteed by John C. Lawrence the Company’s Chief Executive Officer and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,999.

9.
Debt

Long-Term debt at September 30, 2018 and December 31, 2017, is as follows:	September 30,	December 31,
	2018	2017
Note payable to First Security Bank, bearing interest at 6%;
payable in monthly installments of $917; maturing
September 2018; collateralized by equipment.	$-	$8,054
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $1,300; maturing
August 2019; collateralized by equipment.	16,453	27,096
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $778; maturing
December 2022; collateralized by equipment.	35,596	40,278
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	7,749	13,344
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing December 2019; collateralized by equipment.	10,246	15,776
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; maturing
March 2015; collateralized by equipment.	14,146	14,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2019, net of discount.	661,988	715,709
Obligation payable for Guadalupe Mine, non-interest bearing,
annual payments from $60,000 to $149,078 through 2026, net of discount.	924,792	951,711
	1,670,970	1,786,114
Less current portion	(669,407)	(546,988)
Long-term portion	$1,001,563	$1,239,126

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

9.
Debt, Continued:

At September 30, 2018, principal payments on debt are due as follows:

12 Months Ending September 30,
	Principal Payment	Discount	Net
2019	744,149	(74,742)	669,407
2020	284,331	(58,282)	226,049
2021	182,197	(45,336)	136,861
2022	157,692	(37,610)	120,082
2023	153,087	(30,922)	122,165
Thereafter	444,910	(48,504)	396,406
	$1,966,366	$(295,396)	$1,670,970

10.
Related Party Transactions

During the three and nine months ended September 30, 2018 and 2017, the Chairman of the audit committee and compensation committee received $4,500 and $4,500, respectively, for services performed. See Note 12 for shares of common stock issued to directors.

During the three and nine months ended September 30, 2018 and 2017, the Company paid $1,764 and $6,686, and $2,175 and $8,989, respectively, to John Lawrence, our President and Chief Executive Officer, as reimbursement for equipment used by the Company. Mr. Lawrence advanced the Company $125,000 for ongoing operating expenses during the nine months ended September 30, 2018, which has been repaid as of September 30, 2018.

11.
Income Taxes

During the three and nine months ended September 30, 2018, and the year ended December 31, 2017, the Company determined that a valuation allowance equal to 100% of any deferred tax asset was appropriate, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of a net deferred tax asset. The net effect is that the deferred tax asset is fully reserved for at September 30, 2018 and December 31, 2017. Management estimates the effective tax rate at 0% for the current year.

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

Management reviewed the assessment notice from SAT and believes numerous findings have no merit. The Company engaged accountants and tax attorneys in Mexico to defend its position. An appeal was filed.

As of December 31, 2017, the Company had accrued a potential tax liability of $443,110 associated with this assessment. In the third quarter of 2018, we settled a tax assessment from the Mexican government completely in our favor. The accrual of $443,110 recorded as potential tax liability was reversed and recognized as a gain during the quarter ended September 30, 2018. The Company paid Mexican tax representatives $157,500 that were recognized as professional fees expense, to negotiate this settlement during the quarter ended September 30, 2018.

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

12.
Stockholder’s Equity

Issuance of Common Stock for Payable to Board of Directors

During the nine month period ended September 30, 2017, the Board of Directors was issued a total of 421,875 shares of common stock for $168,750 in directors’ fees that were payable at December 31, 2016. In addition during the three and nine months ended September 30, 2017, the Company accrued $43,750 and $87,500, respectively, in directors’ fees payable that will be paid in common stock.

On May 3, 2018, the Board of Directors was issued a total of 739,018 shares of common stock for $175,000 in directors’ fees that were payable at December 31, 2017. In addition during the quarter and nine months ended September 30, 2018, the Company accrued $43,750 and $131,250, respectively, in directors’ fees payable that will be paid in common stock.

13.
Plant Acquisition

On August 31, 2018, the Company closed a Member Interest and Capital Share Agreement (the “Agreement”) with Great Lakes Chemical Corporation and Lanxess Holding Company US Inc., as the sellers, and the Company as the buyer. Under the Agreement, the Company acquired a subsidiary of the sellers which includes an antimony plant, equipment and land located in Reynosa, Mexico.   The Company plans to disassemble, salvage and transport the antimony plant and equipment for use in its existing operations in both Mexico and the United States. The project will involve moving heavy equipment and could take up to a year.  In addition, the Company was paid $1,500,000 by the sellers, which was recognized as operating income in the quarter ended September 30, 2018, to assist in the salvage and transport costs of the useable equipment. The transaction was accounted for as an asset acquisition as there was no business associated with the acquired assets. We expect that we will be able to complete the closure and salvage for less than that amount and use any remaining proceeds and salvaged equipment to enhance and improve our Mexican antimony operations.

14.
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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.
Business Segments, Continued:

Segment disclosure regarding sales to major customers is located in Note 4.

Properties, plants
and equipment, net:	September 30, 2018	December 31, 2017
Antimony
United States	$1,648,447	$1,687,997
Mexico	11,341,144	11,452,507
Subtotal Antimony	12,989,591	13,140,504
Precious metals	632,730	642,774
Zeolite	1,244,137	1,349,619
Total	$14,866,458	$15,132,897

Total Assets:	September 30, 2018	December 31, 2017
Antimony
United States	$2,779,883	$2,510,323
Mexico	12,135,234	12,073,219
Subtotal Antimony	14,915,117	14,583,542
Precious metals	632,730	642,774
Zeolite	1,903,527	1,904,938
Total	$17,451,374	$17,131,254

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Capital expenditures:
Antimony
United States	$-	$22,241	$-	$22,241
Mexico	223,390	45,326	334,367	121,042
Subtotal Antimony	223,390	67,567	334,367	143,283
Precious Metals	-	24,798	40,988	84,379
Zeolite	13,793	35,856	36,216	51,803
Total	$237,183	$128,221	$411,571	$279,465

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.
Business Segments, Continued:

Segment Operations for the three	Antimony	Antimony	Total	Precious
months ended September 30, 2018	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$1,366,540	$-	$1,366,540	$71,820	$653,365	$2,091,725

Depreciation and amortization	$13,170	$148,363	$161,533	$17,011	$46,807	$225,351

Income (loss) from operations	1,259,735	(537,067)	722,668	54,809	88,263	865,740

Other income (expense):	(3,715)	409,238	405,523	-	(3,816)	401,707

NET INCOME (LOSS)	$1,256,020	$(127,829)	$1,128,191	$54,809	$84,447	$1,267,447

Segment Operations for the three	Antimony	Antimony	Total	Precious
months ended September 30, 2017	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$1,796,775	$-	$1,796,775	$78,245	$494,694	$2,369,714

Depreciation and amortization	14,200	127,675	$141,875	15,100	50,200	207,175

Income (loss) from operations	435,497	(861,683)	(426,186)	63,145	135,879	(227,162)

Other income (expense):	(11,611)	(20,772)	(32,383)	-	(3,020)	(35,403)

NET INCOME (LOSS)	$423,886	$(882,455)	$(458,569)	$63,145	$132,859	$(262,565)

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.
Business Segments, Continued:

Segment Operations for the nine	Antimony	Antimony	Total	Precious
months ended September 30, 2018	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$4,540,873	$-	$4,540,873	$213,523	$2,026,605	$6,781,001

Depreciation and amortization	$39,550	$445,729	$485,279	$51,032	$141,699	$678,010

Income (loss) from operations	1,849,669	(2,088,424)	(238,755)	162,491	382,182	305,918

Other income (expense):	(6,431)	379,750	373,319	-	(9,015)	364,304

NET INCOME (LOSS)	$1,843,238	$(1,708,674)	$134,564	$162,491	$373,167	$670,222

Segment Operations for the nine	Antimony	Antimony	Total	Precious
months ended September 30, 2017	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$5,842,801	$17,782	$5,860,583	$243,822	$1,723,120	$7,827,525

Depreciation and amortization	42,900	397,325	$440,225	47,000	150,000	$637,225

Income (loss) from operations	1,618,156	(2,680,293)	(1,062,137)	196,821	358,110	(507,206)

Other income (expense):	(34,654)	(119,341)	(153,995)	-	(9,622)	(163,617)

NET INCOME (LOSS)	$1,583,502	$(2,799,634)	$(1,216,132)	$196,821	$348,488	$(670,823)

15.
Subsequent Events

Subsequent to September 30, 2018, on November 7, 2018, the Company agreed to sell real property in acquired in the Reynosa transaction for $700,000.  The agreement calls for a down payment of $150,000 which we received on November 8, 2018, payment of $150,000 on December 8, 2018, and two more payments of $200,000 each on January 8 and February 8, 2019.

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

Antimony - Combined USA	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
and Mexico	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Lbs of Antimony Metal USA	229,865	298,472	690,838	1,102,290
Lbs of Antimony Metal Mexico:	105,748	123,919	405,329	372,307
Total Lbs of Antimony Metal Sold	335,613	422,391	1,096,167	1,474,597
Average Sales Price/Lb Metal	$4.07	$4.25	$4.14	$3.97
Net income (loss)/Lb Metal	$3.36	$(1.09)	$0.12	$(0.82)

Gross antimony revenue	$1,366,540	$1,796,775	$4,540,873	$5,860,583

Cost of sales - domestic	(735,284)	(968,875)	(2,759,947)	(2,766,229)
Cost of sales - Mexico	(973,149)	(833,876)	(2,484,242)	(2,620,336)
Operating income (expenses)	1,064,561	(420,210)	464,561	(1,536,155)
Non-operating income (expenses)	405,523	(32,383)	373,319	(153,995)
	(238,349)	(2,255,344)	(4,406,310)	(7,076,715)

Net income (loss) - antimony	1,128,191	(458,569)	134,564	(1,216,132)
Depreciation,& amortization	161,533	141,875	485,279	440,225
EBITDA - antimony	$1,289,724	$(316,694)	$619,843	$(775,907)

Precious Metals
Ounces sold
Gold	24	37	54	169
Silver	5,415	4,555	15,256	22,108

Gross precious metals revenue	$71,820	$78,245	$213,523	$243,822
Cost of sales	(17,011)	(15,100)	(51,032)	(47,001)
Net income - precious metals	54,809	63,145	162,491	196,821
Depreciation	17,011	15,100	51,032	47,000
EBITDA - precious metals	$71,820	$78,245	$213,523	$243,821

Zeolite
Tons sold	3,556	2,671	10,887	9,446
Average Sales Price/Ton	$183.74	$185.21	$186.15	$182.42
Net income (loss)/Ton	$23.75	$49.74	$34.28	$36.89

Gross zeolite revenue	$653,365	$494,694	$2,026,605	$1,723,120
Cost of sales	(543,410)	(297,815)	(1,576,649)	(1,167,108)
Operating income (expenses)	(21,692)	(61,000)	(67,774)	(197,902)
Non-operating income (expenses)	(3,816)	(3,020)	(9,015)	(9,622)
Net income - zeolite	84,447	132,859	373,167	348,488
Depreciation	46,807	50,200	141,699	150,000
EBITDA - zeolite	$131,254	$183,059	$514,866	$498,488

Company-wide
Gross revenue	$2,091,725	$2,369,714	$6,781,001	$7,827,525
Cost of sales	(2,268,854)	(2,115,666)	(6,871,870)	(6,600,674)
Operating expenses	1,042,869	(481,210)	396,787	(1,734,057)
Non-operating expenses	401,707	(35,403)	364,304	(163,617)
Net income (loss)	1,267,447	(262,565)	670,222	(670,823)
Depreciation,& amortization	225,351	207,175	678,010	637,225
EBITDA	$1,492,798	$(55,390)	$1,348,232	$(33,598)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.
Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Company-Wide

For the third quarter of 2018, we recorded net income of $1,267,447. Net income includes income of $443,110 associated with the settlement of our Mexican tax assessment and receipt of $1,500,000 for decommissioning an antimony plant in Reynosa, Mexico. We recognized revenue of $2,091,725 for the third quarter of 2018. We reported a net loss of $262,565 in the third quarter of 2017 on sales of $2,369,714. We incurred an operating income in the third quarter of 2018 which was primarily due to the $1,500,000 gain on the Reynosa plant acquisition offset by a decrease in the raw materials received from our North American supplier. The loss in the third quarter of 2017 was primarily due to the loss of raw material from Hillgrove Mines of Australia. During the first nine months of 2018, we endured supply interruptions from our North American supplier, and we have been notified that due to a lack of raw material, they will not supply us with raw material from September 17, 2018 through November 5, 2018. We anticipate that normal supply quantities from our North American supplier will resume for the remainder of 2018. We will be directing our resources during that time to increasing our supply of raw material from Mexico.

For the three and nine months ended September 30, 2018, EBITDA was $1,492,798 and $1,348,232, compared to $(55,390) and $(33,598) for the same periods of 2017.

Net non-cash expense items totaled $302,973  for the three months ended September 30, 2018 and included $225,351 for depreciation and amortization, $21,120 for amortization of debt discount, $43,750 for director compensation and $12,752 for other items. Net non-cash expense items totaled $572,065 for the nine months ended September 30, 2018 and included $678,010 for depreciation and amortization, $63,360 of debt discount, $131,250 for director compensation.

Net non-cash expense items totaled $282,985 for the three months ended September 30, 2017 and included $207,175 for depreciation and amortization, $23,413 for amortization of debt discount, $43,750 for director compensation and $1,447 for other items. Net non-cash expense items totaled $901,223 for the nine months ended September 30, 2017 and included $637,225 for depreciation and amortization, $70,242 of debt discount, $131,250 for director compensation and $55,307 for other items.

For the three and nine months ended September 30, 2018, general and administrative expenses were $151,825 and $489,067, respectively, compared to $130,698 and $480,482 for the same periods in 2017.

Antimony

For the three and nine months ended September 30, 2018, we sold 335,613 and 1,096,167 pounds of antimony compared to 422,391 and 1,474,597 pounds for the three and nine months ended September 30, 2017. The raw material received from our North American supplier decreased by approximately 444,000 pounds for the nine months ended September 30, 2018. We had a decrease in raw material of approximately 18,000 pounds from Mexico for the third quarter of 2018, but we did see an increase of approximately 30,000 pounds for the nine months ended September 30, 2018.

The average sales price of antimony during the three and nine months ended September 30, 2018 was $4.07 and $4.14 per pound compared to $4.25 and $3.97 during the same periods in 2017.

The cyanide leach circuit at Puerto Blanco has been permitted, and construction of the leach circuit is underway, and we expect to start testing during the fourth quarter of 2018. The largest project is the construction of the tailings pond, and we are anticipating it will be ready for a liner by the end of 2018. Construction of the equipment is underway in Montana, and the leach plant floor with a containment lip has been completed. The equipment will be placed directly on the floor, and we do not believe that a building will be necessary. During the construction phase, our metallurgical lab in Montana has been busy testing and confirming the metallurgy. Three technical discoveries were made that will increase recovery, expedite processing, and cut costs.

At the Wadley mine, production is being increased with more miners and load haul equipment. The use of pneumatic hammers is planned in lieu of explosives.

The Guadalupe mine has started production, and will be shipping DSO to our Madero smelter by the end of 2018.

The Soyatal mine will be started once we receive an explosives permit.

Precious Metals

The caustic leach of flotation concentrates from Los Juarez was successful, and the pilot production of the Los Juarez gold, silver, and antimony will commence with the completion of the cyanide leach plant at Puerto Blanco. The cyanide leach plant at Puerto Blanco is on schedule to start testing in quarter four of 2018. Tests will include three technical discoveries that we expect to increase recovery and expedite processing.

For the three and nine months ended September 30, 2018, EBITDA for precious metals was $71,820 and $213,523, compared to $78,245 and $243,821 for the same periods of 2017.

The estimated recovery of precious metals per metric ton, after the caustic leach and cyanide leach circuits, is as follows:

Metal	Assay	Recovery	Value	Value/Mt
Gold	0.035 opmt	90%	$1200/oz	$37.80
Silver	3.27 opmt	90%	$15.50/oz	$45.61
Antimony	0.652%	70%	4.14/lb	$41.52
Total				$124.93

Current and prior years’ revenue from precious metals is as follows:

Precious Metal Sales Silver/Gold	2015	2016	2017	Nine Months 2018
Montana
Ounces Gold Shipped (Au)	89.12	108.10	107.00	53.69
Ounces Silver Shipped (Ag)	30,421	38,123	32,021	15,256
Revenues	$491,426	$556,650	$480,985	$213,523
Australian - Hillgrove
Ounces Gold Shipped (Au)	-	496.65	90.94	-
Revenues - Gross	-	$597,309	$96,471	-
Revenues to Hillgrove	-	(481,088)	(202,584)	-
Revenues to USAC	-	$116,221	$(106,113)	-
Total Revenues	$491,426	$672,871	$374,872	$213,523

Bear River Zeolite (BRZ)

For the three and nine months ended September 30, 2018, BRZ sold 3,556 and 10,887 tons of zeolite compared to 2,671 and 9,446 tons in the same periods of 2017, up 885 tons or 33.2% for the three months and 1,441 tons or 15.3% for the nine months.

BRZ realized net income of $84,447 after depreciation of $46,807 in the third quarter of 2018, compared to $132,859 after depreciation of $50,200 in the third quarter of 2017. For the nine months ended September 30, 2018, BRZ realized net income of $373,167 after depreciation of $141,699 compared to a net income of $348,488 after depreciation of $150,000.

BRZ realized an EBITDA for the three and nine months ended September 30, 2018 of $131,254 and $514,866, compared to $183,059 and $498,488 for the same periods in 2017.

We are anticipating continued growth in all areas of zeolite sales.

Financial Position

Financial Condition and Liquidity	September 30,	December 31,
	2018	2017
Current assets	$2,063,348	$1,562,270
Current liabilities	(3,686,351)	(3,934,726)
Net Working Capital	$(1,623,003)	$(2,372,456)

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Cash provided by operations	$(350,916)	$491,253
Cash used for capital outlay	(411,571)	(279,465)
Proceeds from plant acquisition	1,500,000	-
Cash provided (used) by financing:
Net proceeds (payments to) factor	5,168	13,338
Proceeds from notes payable to bank	-	(64,291)
Change in check issued and payable	13,572	12,726
Advances from related party	125,000	-
Payment on advances from related party	(125,000)	-
Payment of notes payable to bank	(92,565)	-
Principal paid on long-term debt	(178,504)	(156,042)
Net change in cash and cash equivalents	$485,184	$17,519

Our net working capital increased by approximately $750,000 from December 31, 2017. Our cash and cash equivalents increased by approximately $485,000 during the same period. The increase in our net working capital was primarily due to $1,500,000 for decommissioning an antimony plant in Reynosa, Mexico, and a reduction of the Mexican tax liability of $443,110. We expect to incur approximately $350,000 to $500,000 to finish decommissioning the Reynosa antimony plant. We have estimated commitments for construction and improvements of $350,000 to finish building and installing the precious metals leach circuits. We believe that with our current cash balance, along with the future cash flow from operations and operating agreements, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months. We have lines of credit of $202,000 which have been drawn down by $100,000 at September 30, 2018.

ITEM 3.

None

PART I - FINANCIAL INFORMATION, CONTINUED:

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of September 30, 2018. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended September 30, 2018.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By:	/s/ John C. Lawrence	Date: November 14, 2018
John C. Lawrence, Director and President
(Principal Executive)

By:	/s/ Daniel L. Parks	Date: November 14, 2018
Daniel L. Parks, Chief Financial Officer