Form 10-K
period 2018-12-31
UNITED STATES ANTIMONY CORP
filed 2019-04-01
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________ to _____________

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

Large Accelerated Filer	Accelerated Filer
Non-Accelerated Filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid price of such stock, was $23,523,836 as of June 30, 2018.

At April 1, 2019, the registrant had 68,427,171 outstanding shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION
2018 ANNUAL REPORT

PART I

General

Item 1. Description of Business

General

Explanatory Note: As used in this report, the terms "we," "us" and "our" are used to refer to United States Antimony Corporation and, as the context requires, its management

Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:
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

For 2018, and since 1983, we relied on foreign sources for raw materials, and there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by us. We have developed sources of antimony in Mexico but we are still depending on foreign companies for raw material in the future. We expect more raw materials from our own properties for 2019 and later years. We continue working with suppliers in North America, Central America, Europe, Australia, and South America.

We currently own 100% of the common stock, equipment, and the leases on real property of United States Antimony, Mexico S.A. de C.V. or “USAMSA”, which was formed in April 1998. We currently own 100% of the stock in Antimony de Mexico SA de CV (AM) which owns the San Miguel concession of the Los Juarez property. USAMSA has three divisions (1) the Madero smelter in Coahuila, (2) the Puerto Blanco flotation mill and oxide circuit in Guanajuato that is ramping up for 2019, and (3) mining properties that include the Los Juarez mineral deposit with concessions in Queretaro, the Wadley mining concession in San Luis Potosi, the Soyatal deposits in Queretaro, and the Guadalupe properties in Zacatecas.

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
●
As a vertically integrated company, we will have more control over our raw material costs.

Following is a five year schedule of our antimony sales:

Schedule of Antimony Sales
Year	Lbs Metal Contained	$	Average Price/Lb
2018	1,359,316	$6,113,014	$4.50
2017	1,891,439	$7,588,470	$4.01
2016	2,936,880	$8,744,170	$2.98
2015	2,487,321	$9,863,933	$3.97
2014	1,727,804	$8,132,410	$4.71

Concentration of Sales:

During the two years ended December 31, 2018 and 2017, the following sales were made to our three largest customers:

Sales to	For the Year Ended
Largest Customers	December 31, 2018	December 31, 2017
Mexichem Specialty Compounds Inc.	$2,698,770	$3,335,046
East Penn Manufacturing Inc	-	512,621
Kohler Corporation	1,441,197	1,928,692
Ampacet	538,922	-
	$4,678,889	$5,776,359
% of Total Revenues	51.79%	56.50%

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

A five year price range of prices for antimony oxide and antimony metal, per pound, was as follows:

USAC SALES
	Oxide	Metal	Combined	USA	Rotterdam
	(Metal Contained Price)
	Average	Average	Average	Average	Average
Year	Price/Lb	Price/Lb	Price/Lb	Price/Lb	Price/Lb
2018	$3.77	$3.70	$4.50	$3.82	$3.74
2017	$3.40	$3.41	$4.01	$3.77	$3.78
2016	$3.11	$2.62	$2.98	$2.99	$2.94
2015	$3.34	$3.71	$3.97	$3.41	$3.32
2014	$4.00	$4.18	$4.71	$4.40	$4.31

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

Zeolite Division

We own 100% of Bear River Zeolite Company, (BRZ), an Idaho corporation that was incorporated on June 1, 2000. BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment. In 2010 the royalty was adjusted to $10 per ton sold. The current minimum annual royalty is $60,000. In addition, BRZ has more zeolite on U.S. Bureau of Land Management land. A company controlled by the estate of Al Dugan, a significant stockholder and, as such, an affiliate of USAC, receives a payment equal to 3% of net sales on zeolite products. William Raymond and Nancy Couse are paid a royalty that varies from $1 to $5 per ton. On a combined basis, royalties vary from 8%-13%. BRZ has constructed a processing plant on the property and has improved its productive capacity. We have constructed a new warehouse in 2018 to expedite our shipping and packaging for customers.

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

Antimony Processing Site

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site"). We are under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality. At December 31, 2018 and 2017, we have accrued $100,000 to fulfill our environmental responsibilities.

BRZ

During 2001, we recorded a reclamation accrual for our BRZ subsidiary, based on an analysis performed by us and reviewed and approved by regulatory authorities for environmental bonding purposes. The accrual of $7,500 represents our estimated costs of reclaiming, in accordance with regulatory requirements, the acreage disturbed by our zeolite operations, and remains unchanged at December 31, 2018.

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

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2018. We have made significant reclamation and remediation progress on all our properties over thirty years and have complied with regulatory requirements in our environmental remediation efforts.

Employees

As of December 31, 2018, we employed 28 full-time employees in Montana. In addition, we employed 19 people at our zeolite plant in Idaho, and more than 60 employees at our mining, milling and smelting operation in Mexico. We also employ approximately 100 contracted miners. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement.

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

Our research, development, manufacturing and production processes involve the controlled use of hazardous materials, and we are subject to various environmental and occupational safety laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and some waste products. The risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result and any liability could exceed our financial resources. We also have one ongoing environmental reclamation and remediation project at our current production facility in Montana. Adequate financial resources may not be available to ultimately finish the reclamation activities if changes in environmental laws and regulations occur, and these changes could adversely affect our cash flow and profitability. We do not have environmental liability insurance now, and we do not expect to be able to obtain insurance at a reasonable cost. If we incur liability for environmental damages while we are uninsured, it could have a harmful effect on our financial condition and results of operations. The range of reasonably possible losses from our exposure to environmental liabilities in excess of amounts accrued to date cannot be reasonably estimated at this time.

We have accruals for asset retirement obligations and environmental obligations.

We have accruals totaling $277,720 on our balance sheet at December 31, 2018, for our environmental reclamation responsibilities and estimated asset retirement obligations. If we are not able to adequately perform these activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

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

ANTIMONY MINERAL PROPERTIES

Los Juarez Group

We hold properties that are collectively called the “Los Juarez” property, in Queretaro, as follows:

1.
San Miguel I and II were purchased by a USAC subsidiary, Antimonio de Mexico, S. A. de C. V (AM), for $1,480,500. As of December 31, 2018, we have paid for the property, and have incurred significant permitting costs. The property consists of 40 hectares.

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

Part of the USAC Mexican property, including San Miguel I, II and part of San Juan III, was originally drilled by the Penoles Company in 1970, when antimony metal prices were high. They did not proceed with the property, due to the complex metallurgy of antimony. Subsequently, the Mexican Government did additional work and reported a deposit of mineralized material of 1,000,000 metric tons (mt) grading 1a.8% antimony and 8.1 ounces of silver per metric ton (opmt) in Consejo de Recursos  Minerales (Publicacion M-4e). Such a report does not qualify as a comprehensive evaluation, such as a final or bankable feasibility study that concludes legal and technical viability, and economic feasibility. The Securities and Exchange Commission does not recognize this report, and we claim no reserves.

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

USAMSA Puerto Blanco Flotation Mill, Guanajuato, Mexico

The flotation plant has a capacity of 140 metric tons per day. It includes a 30” x 42” jaw crusher, a 4’x 8’ double-deck screen, a 36” cone crusher, an 8’x 36” Harding type ball mill, and eight No. 24 Denver sub A type flotation machines, an 8’ disc filter, front end loaders, tools and other equipment. The flotation circuit is used for the processing of rock from Los Juarez, Guadalupe, and other properties. We are in the process of installing a 400 metric ton per day flotation mill that will be dedicated to processing ore from our Los Juarez property. The crushing equipment currently in place is adequate for both flotation mills. An oxide circuit was added to the plant in 2013 and 2014 to mill oxide ores from Soyatal and other properties. It includes a vertical shaft impactor, 3 ore bins, 8 conveyors, a 4’ x 6’ high frequency screen, jig, 8 standard concentrating tables, 5 pumps, sand screw and two buildings. The capacity of the oxide circuit is 50 tons per day. We are presently installing a cyanide leach circuit and settling pond that will be used to recover precious metals from our Los Juarez mine. During 2018 and 2017, less than 10% of the mill’s capacity was utilized.

USAMSA Madero Smelter, Estacion Madero, Parras De La Fuente, Coahuila, Mexico

USAC, through its wholly owned subsidiary, USAMSA, owns and operates a smelting facility at Estacion Madero, in the Municipio of Parras de la Fuente, Coahuila, Mexico. The property includes 13.48 hectares. Seventeen small rotating furnaces (SRF’s) and one large rotating furnace (LRF) with an associated stack and scrubber were permitted and installed by the end of 2015. Other equipment includes cooling ducting, dust collectors, scrubber, laboratory, warehouse, slag vault, stack, jaw crusher, screen, hammer mill, and a 3.5’ x 8’ rod mill. The plant has a feed capacity of five to six metric tons of direct shipping ore or concentrates per day, depending on the quality of the feedstock. If the feedstock is in the mid-range of 45% antimony, the smelter could produce approximately 1.8 MM pounds of contained antimony annually. Concentrates from our flotation plant, and hand-sorted ore from Mexico sources and other areas, are being processed. During 2017, we completed the installation of a leach circuit to process concentrates from the Puerto Blanco cyanide leach plant containing precious metals from our Los Juarez Mining property. We are currently installing a second LRF and expect it to be in production by mid-year 2019. The Madero production is either sold or shipped to our Montana plant to produce finished Antimony products and precious metals. Access to the plant is by road and railroad. Set forth below are location maps:

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

The approximate number of holders of record of our common stock at April 1, 2019, is 2,500.

We have not declared or paid any dividends to our stockholders during the last five years and do not anticipate paying dividends on our common stock in the foreseeable future. Instead, we expect to retain earnings for the operation and expansion of our business.

During the year ended December 31, 2018, the Company awarded, but did not issue, common stock with a value of $175,000 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $175,000 in director compensation expense and accrued common stock payable.

In May 2018, the Company issued the Board members 739,018 shares of the Company’s common stock for services provided during 2017 which was accrued at December 31, 2017, with a value of $175,000.

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

Overview

Company-wide

For the year ended December 31, 2018, we reported net income of $873,225, after depreciation and amortization of $904,844, compared to a loss of $1,134,394 for 2017 after depreciation and amortization of $968,888. Our company-wide EBITDA was $1,445,737 for 2018, compared to a negative EBITDA of $165,506 for 2017.

Net non-cash expense items for 2018 totaled $1,169,327 and included $904,844 for depreciation and amortization, $83,991 for amortization of debt discount, $175,000 for director compensation and $5,492 for other items.

For the year ended December 31, 2017, we incurred a loss of $1,134,394 after depreciation and amortization of $968,888 compared to a loss of $1,309,200 for 2016, after depreciation and amortization of $999,737 and an income tax provision of $298,138 for our Mexican operations. Our company-wide EBITDA was a negative $165,506 for 2017, compared to a negative EBITDA of $11,325 for 2016.

Net non-cash expense items for 2017 totaled $1,275,071 and included $968,888 for depreciation and amortization, $93,450 for amortization of debt discount, $175,000 for director compensation and $37,773 for other items.

During the year ending December 31, 2018, there were several transactions that had a material impact on the Company’s net income and balance sheet.

●
On August 31, 2018, we completed an agreement to acquire a company that was an antimony processing plant in Reynosa, Mexico for which we were paid $1,500,000. As part of the demolition, we were able to salvage a significant amount of equipment and plant infrastructure which will enhance our Mexican operations. As of December 31, 2018, we had incurred approximately $378,562 of expenses decommissioning the antimony plant, of which we treated $225,925 as a capital expenditure for salvaged equipment, and $152,636 were included in other operating expense. We will incur additional costs in 2019. We will use the equipment to improve and increase capacity at our smelter at Madero, complete the cyanide leach plant at Puerto Blanco for processing the precious metals ore from the Los Juarez mine, and provide equipment for our mines.
●
In the third quarter of 2018, we settled an income tax liability in Mexico for $443,110 with a finding of no tax due. We paid our Mexican attorneys and accountants $157,500 to represent us in this matter.
●
In November 2018, we sold the real property we acquired with the Reynosa processing plant for $700,000. We were paid $300,000 in 2018 and received the remainder by March 5, 2019.

Antimony Sales

During 2018, we saw our average sale price increase by $0.49 per pound to $4.50 per pound from an average price of $4.01 per pound for 2017. During 2018, we saw our raw material from our North American supplier temporarily decrease by approximately 660,000 pounds and our supply of raw material from our Mexican mines increase by approximately 128,000 pounds. This resulted in estimated decreased sales of $1.5 million (532,123 pounds of antimony). Normal shipments from our North American supplier have resumed in 2019, and we expect to see a significant increase in the antimony produced by our Mexican mines in 2019.

In 2017, due to the loss of our supply of antimony concentrates from Australia, the volume of antimony sold (metal contained) decreased from a record of 2,936,880 pounds in 2016 to 1,891,439 pounds sold in 2017, a decrease of 1,045,441 pounds. During 2017, our production and sales from Mexican sources was approximately 530,000 pounds from our mines and approximately 35,000 pounds from Australian concentrates.

In November of 2017, we renegotiated our sodium antimonite supply agreement to recognize that antimony prices were in a world-wide slump, and that our general and administrative costs were a larger percent of our revenues than they were under the previous agreement. The new price agreement was implemented in December of 2017, and resulted in lower antimony production costs and an improved cash flow for 2018.

Zeolite Sales

Our sales volume of zeolite in 2018 was 1,944 tons more than we sold in 2017, an increase of 16%. Our average sales price increased by approximately $3 per ton, from $183 per ton in 2017 per ton to $186 per ton in 2018 (2%). During 2018, total sales of zeolite increased by $400,308 from 2017. The zeolite division had EBIDTA of $638,764 for 2018, compared to EBITDA of $554,201 for 2017. Net income increased from $331,472 in 2017 to $449,961 in 2018, approximately $118,000.

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

Precious Metals Sales

Precious Metals Sales
Silver/Gold - Montana	2014	2015	2016	2017	2018
Ounces Gold Shipped (Au)	64.77	89.12	108.10	107.00	68.91
Ounces Silver Shipped (Ag)	29,480	30,421	38,123	32,021	18,278
Revenues	$461,083	$491,426	$556,650	$480,985	$254,445
Australian - Hillgrove
Ounces Gold Shipped (Au)			496.65	90.94	-
Revenues - Gross			$597,309	$96,471	-
Revenues to Hillgrove			(481,088)	(202,584)	-
Revenues to USAC			$116,221	$(106,113)	-
Total Revenues	$461,083	$491,426	$672,871	$374,872	$254,445

For the years ended December 31, 2018, and 2017, the EBITDA for precious metals was $254,445 and $374,872, respectively.

Results of Operations by Division
	2018	2017
Antimony Division - United States:
Revenues - Antimony (net of discount)	$6,113,014	$7,588,470
Domestic cost of sales:
Production costs	2,958,396	3,784,037
Depreciation	52,681	57,761
Freight and delivery	263,673	321,282
Indirect production costs	189,380	328,411
Direct sales expense	65,738	65,652
Total domestic antimony cost of sales	3,529,868	4,557,143

Cost of sales - Mexico
Production costs	2,287,694	2,223,663
Depreciation and amortization	595,317	623,899
Freight and delivery	54,943	45,461
Land lease expense	166,800	190,116
Indirect production costs	199,561	391,504
Total Mexico antimony cost of sales	3,304,315	3,474,643

Total revenues - antimony	6,113,014	7,588,470
Total cost of sales - antimony	6,834,183	8,031,786
Total gross profit (loss) - antimony	(721,169)	(443,316)

Precious Metals Division:
Revenues	254,445	374,872
Cost of sales:
Depreciation	68,042	64,499
Total cost of sales	68,042	64,499
Gross profit - precious metals	186,403	310,373

Zeolite Division:
Revenues	2,666,944	2,266,636
Cost of sales:
Production costs	1,290,747	919,876
Depreciation	188,803	222,729
Freight and delivery	177,932	175,303
Indirect production costs	108,913	176,566
Royalties	272,821	235,021
Direct sales expense	91,419	128,738
Total cost of sales	2,130,635	1,858,233
Gross profit - zeolite	536,309	408,403

Total revenues - combined	9,034,403	10,229,978
Total cost of sales - combined	9,032,860	9,954,518
Total gross profit (loss) - combined	$1,543	$275,460

Earnings before income taxes
depreciation and amortization

Antimony - Combined USA
and Mexico	2018	2017
Lbs of Antimony Metal USA	665,964	1,326,659
Lbs of Antimony Metal Mexico:	693,352	564,780
Total Lbs of Antimony Metal Sold	1,359,316	1,891,439
Average Sales Price/Lb Metal	$4.50	$4.01
Net income (loss)/Lb Metal	$0.17	$(0.94)

Gross antimony revenue - net of discount	$6,113,014	$7,588,470
Cost of sales - domestic	(3,529,868)	(4,557,142)
Cost of sales - Mexico	(3,304,315)	(3,474,643)
Operating income (expenses):
Operating expenditures	(1,580,141)	(1,170,922)
Gain on plant acquisition	1,500,000	-
Gain on sale of land	700,000	-
Non-operating income (expenses)	5,839	(162,002)
Income tax benefit	332,332	-
Net income (loss) - antimony	236,861	(1,776,239)
Depreciation and amortization	647,999	681,660
Income tax benefit	(332,332)	-
EBITDA - antimony	$552,528	$(1,094,579)

Precious Metals
Ounces sold
Gold	69	107
Silver	18,278	32,021

Gross precious metals revenue	$254,445	$374,872
Cost of sales	(68,042)	(64,499)
Net income - precious metals	186,403	310,373
Depreciation	68,042	64,499
EBITDA - precious metals	$254,445	$374,872

Zeolite
Tons sold	14,321	12,377
Average Sales Price/Ton	$186.23	$183.13
Net income /Ton	$31.42	$26.78

Gross zeolite revenue	$2,666,944	$2,266,636
Cost of sales	(2,130,635)	(1,858,234)
Operating expenses	(74,366)	(64,237)
Non-operating expenses	(11,982)	(12,693)
Net income - zeolite	449,961	331,472
Depreciation	188,803	222,729
EBITDA - zeolite	$638,764	$554,201

Company-wide
Gross revenue	$9,034,403	$10,229,978
Production costs	(9,032,860)	(9,954,518)
Operating income (expenses)	545,493	(1,235,159)
Non-operating income (expenses)	(6,143)	(174,695)
Income tax benefit	332,332	-
Net income (loss)	873,225	(1,134,394)
Depreciation,& amortization	904,844	968,888
Income tax benefit	(332,332)	-
EBITDA	$1,445,737	$(165,506)

During the period ended December 31, 2018, the most significant event affecting our financial performance was the decrease in our sources of antimony raw material. During 2017, we stopped receiving antimony concentrate from Hillgrove Mines, Ltd., of Australia and started production from our own mines in Mexico. There had not been any production from our own mines in Mexico during 2016 due to the processing of concentrates from Hillgrove. We received approximately 1,327,000 pounds of antimony from our North American supplier and produced approximately 530,000 pounds from our Mexican properties in 2017. In 2018, we only received 50% of our expected supply from North American sources, but we increased our raw material from Mexico by approximately 130,000 pounds. Going forward, we anticipate the doubling of raw material from Mexico and the resumption of normal shipments from our North American supplier.

We are proceeding with the opening and mining of ore at our Guadalupe mine with the expectations that we will produce approximately 250,000 pounds of antimony in 2019. We will likely produce approximately 40,000 pounds of antimony from our Soyatal mine in 2019, and expand that to 250,000 pounds in 2020.

Our plans are to process 10,000 tons of ore from the Los Juarez mine in 2019 and double that in 2020. We think that the gross value of the ore is $125 per ton.

In both 2018 and 2017, the Puerto Blanco mill circuits were utilized less than 10% of their capacity, but with the completion of the cyanide leach circuit in 2019 we expect it to be fully utilized processing precious metals ore from the Los Juarez mine. Some antimony will be realized as a by-product of processing the Los Juarez ore.

The estimated recovery of precious metals per metric ton, after the caustic leach and cyanide leach circuits, is as follows at Los Juarez is as follows:

Schedule of Los Juarez recovery values

Metal	Assay	Recovery	Value	Value/Mt
Gold	0.035 opmt	90%	$1295/oz	$40.72
Silver	3.27 opmt	90%	$15.20/oz	$44.73
Antimony	0.652%	70%	3.80/lb	$38.12
Total				$123.57

The following are highlights of the significant changes during 2018:

Antimony:

●
The sale of antimony during 2018 was 1,359,316 pounds compared to 1,891,439 pounds in 2017, a decrease of 532,123 pounds (28%).
●
The average sales price of antimony during 2018 was $4.50 per pound compared to $4.01 during 2017, an increase of $0.49 per pound (12%). During the beginning of 2019, the Rotterdam price of antimony is approximately $3.75 per pound.
●
The metallurgical problem with the Los Juarez concentrates has been solved with the cyanide and caustic leach plants, and pilot mining, milling, and smelting will resume. This will put the Puerto Blanco mill in operation during 2019. During 2018 and 2017, the Puerto Blanco mill was operating at less than 10% of capacity, while undergoing major construction during 2018.
●
The net income per pound of antimony sold was $0.27 in 2018. This was after $2,643,110 of revenue from non-recurring events. Without these items, we would have incurred a net loss of $1.67 per pound. The net loss per pound in 2017 was $0.94 per pound.
●
Our cost of goods sold for antimony decreased from $8,031,796 in 2017 to $6,834,183 in 2018. This was primarily due to the decrease in raw material from our North American supplier and lower production cost in Mexico. For the years ended December 31, 2018 and 2017, costs of goods sold include operating and non-operating production costs from Mexico operations.
●
Our cost of production for the years ended December 31, 2018 and 2017 included metallurgical testing at Puerto Blanco and Madero, Mexico, and to a lesser degree, our plant in Thompson Falls, Montana.
●
We are producing and buying raw materials, which will allow us to ensure a steady flow of products for sale. Our smelter at Madero, Mexico, was producing primarily from concentrates from Australia in 2016. Production from Madero during 2018 and 2017 was primarily from our own Mexican properties, and although we only received 50% of expected raw materials from our North American supplier, we purchased a significant portion of the raw materials for our smelter in Montana.
●
We are producing ingots of antimony metal to be shipped directly to customers from our Madero smelter in 2019. This will significantly reduce our production and shipping costs.
●
We are proceeding with the testing of the Los Juarez ore in the 100 ton per day mill at Puerto Blanco. A 400 ton per day flotation mill is permitted and is partially installed. This mill will be dedicated to processing rock from the Los Juarez mining property. We have adequate crushing capacity in place to feed the 400 ton per day mill and the existing mill. We estimate that we have approximately 30,000 tons of ore stockpiled at our Los Juarez mine.
●
Our principal smelter, precious metals recovery operation, and our Company headquarters remain in Montana.

Zeolite:

During 2018, BRZ sold 14,321 tons compared to 12,377 tons in 2017, an increase of 1,944 tons (16%). BRZ realized a net income of $449,961 in 2018 after depreciation of $188,803 compared to a net income of $331,472 in 2017 after depreciation of $222,729. Production efficiency at the plant in Preston, Idaho, increased in 2018 due to repairs and new equipment. Sales activity in 2018 includes a number of new customers.

General and Administrative:
General and administrative costs, as reported in our statement of operations, include fees paid to directors through stock based compensation, office expenses, and fees to the NYSE AMERICAN, and other non-operating costs. The combined general and administrative costs were 8.8%, and 6.3%, of sales for 2018 and 2017, respectively.

The increase in professional fees for 2018(approximately $147,000) was primarily due to attorney fees of approximately $157,500 paid to our Mexican tax attorney and accountants for representation during the audit of our Mexican subsidiary, which was resolved in our favor. Our accounting fees for 2018 related to our annual audit and our quarterly SEC filings $116,716 compared to $118,292 for 2017.

The decrease in professional fees for 2017 compared to 2016 (approximately $91,000) was primarily due to attorney fees of approximately $72,000 paid in 2016 related to our former Investor Relations representative. Our accounting fees for 2017 related to our annual audit and our quarterly SEC filings decreased by approximately $15,000 from the prior year.

Factoring costs decreased in 2018 from approximately $36,000 in 2017 to approximately $5,000 in 2018.

The discounts we gave for early payments were approximately $110,000 for 2017and $100,000 for 2018.

Subsidiaries

The Company's consolidated financial statements include the accounts of its wholly-owned subsidiaries BRZ, USAMSA, AM, and, since August 31, 2018, Lanxess Laurel and Lanxess Laurel Mexico. All intercompany balances and transactions are eliminated in consolidation.

Financial Condition and Liquidity

Financial Condition and Liquidity
	2018	2017
Current assets	$1,903,256	$1,562,270
Current liabilities	(3,517,618)	(3,934,726)
Net Working Capital	$(1,614,362)	$(2,372,456)

Cash provided (used) by operations	$(656,631)	$716,776
Cash provided (used) by investing:
Cash used for capital outlay	(899,119)	(365,541)
Proceeds from plant acquisition	1,500,000	-
Proceeds from sale of land	300,000	-
Cash provided (used) by financing:
Net payments (to) from factor	5,644	(139,519)
Proceeds from notes payable to bank	(8,648)	25,248
Principal paid on long-term debt	(236,915)	(211,529)
Advances from related party	135,000	-
Payments on advances from related party	(135,000)	-
Checks issued and payable	18,234	(7,434)
Net change in cash and restricted cash	$22,565	$18,001

Our net working capital increased for the year ended December 31, 2018 from a negative amount of $2,372,456 at the beginning of the year to a negative amount of $1,614,362 at the end of 2018. Our current assets increased primarily due to an increase in a note receivable from the sale of land in Mexico and an increase in accounts receivable, which was partially offset by a decrease in inventories. Our current liabilities decreased by $417,108 primarily due to a decrease in income taxes payable and accounts payable, which was partially offset by the increase in the current portion of long-term debt. Capital improvements were paid for with cash and debt.

For the year ending December 31, 2019, we are planning to finance our improvements with operating cash flow. Our 2019 improvements are expected to include improvements related to completing the cyanide leach circuit at Puerto Blanco.

The current portion of our long term debt is serviceable from the cash generated by operations.

Going Concern Consideration

At December 31, 2018, the Company’s consolidated financial statements show negative working capital of approximately $1.6 million and an accumulated deficit of approximately $25.7 million.  Although the Company had net income for the current year, we have incurred losses for the prior three years.  The net income in 2018 was primarily due to non-recurring events which contributed approximately $2.5 million to net income. These factors indicate that there may be doubt regarding the ability to continue as a going concern for the next twelve months.

The continuing losses are principally a result of the Company’s antimony operations and in particular the production costs incurred in Mexico. The other two operating divisions, precious metals and zeolite, had gross profits of $186,403 and $536,309 in 2018 and $310,373 and $408,403 in 2017, respectively. The Company is expecting an increase in cash flow from both of these divisions in 2019. The Company will get more precious metals from their North American raw material as they have resumed normal shipments, and zeolite sales should continue to increase. The Company’s largest zeolite customer believes that they will be doubling its orders in 2019, and the Company has built a warehouse to accommodate its needs.

Regarding the antimony division, in 2016 the Company endured some of the lowest prices for antimony in the past seven years, with an average sales price of only $2.98 per pound of metal contained.  Prices improved during 2017 with an average sale price of $4.01. Through 2018, the average sale price for antimony was approximately $4.50 per pound. However due to a temporary decrease in raw material from the Company’s North American supplier, overall antimony production decreased.

In 2017, the Company reduced costs for labor at the Mexico locations which has resulted in a lower overall production costs in Mexico which continued through 2018. In the fourth quarter 2017, the Company also adjusted operating approaches at Madero that will likely result in a decrease in operating costs for fuel, natural gas, electricity, and reagents. Although total production activity in Mexico decreased in 2018 and 2017 due to the lack of Hillgrove concentrates, the Company’s 2019 plan involves ramping up production at its own antimony properties in Mexico. The expected increase in production will result in a significant decrease in the per-unit cost of operations. The Company is presently making antimony metal in Mexico and shipping directly to customers. This will decrease production costs in Mexico and shipping costs for raw materials previously sent to Montana. The Company is already seeing approximately twice the production from the Wadley mine in 2019 than was experienced in 2018. In addition, a new leach circuit expected to come on line during 2019 in Mexico will result in more extraction of precious metals from the Los Juarez mine. The Company has approximately 30,000 tons of ore mined and broken awaiting transport to the Puerto Blanco plant.

In 2017 and 2018, management implemented wage and other cost reductions at the corporate level that will keep administrative costs stable in 2019. The Company expects to continue paying a low cost for propane in Montana, which in years past has been a major operating cost.

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations without the need for additional borrowings or selling shares of its common stock. The Company plans to continue keeping current on its debt payments in 2019 through cash flows from operations.

Management believes that the current circumstances and cost reduction actions taken will enable the Company to meet its obligations for the next twelve months.

Critical Accounting Estimates

We have, besides our estimates of the amount of depreciation on our assets, two critical accounting estimates. The percentage of antimony contained in our unprocessed ore in inventory is based on assays taken at the time the ore is delivered, and may vary when the ore is processed. Also, the asset recovery obligation on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations, and may differ when we cease operations.

●
The value of unprocessed ore is based on assays taken at the time the ore is delivered, and may vary when the ore is processed. We assay the ore to estimate the amount of antimony contained per metric ton, and then make a payment based on the Rotterdam price of antimony and the % of antimony contained. Our payment scale incorporates a penalty for ore with a low percentage of antimony. It is reasonably likely that the initial assay will differ from the amount of metal recovered from a given lot. If the initial assay of a lot of ore on hand at the end of a reporting period were different, it would cause a change in our reported inventory, but would not change our accounts payable, reported cost of goods sold or net income amounts. At December 31, 2018, if we had overestimated the per cent of antimony in our total inventory of purchased ore by 2.5%, (a 10% correction to the amount of antimony metal contained if we assayed 25.0% antimony per metric ton), the amount of our inventory and accounts payable would be smaller by approximately $5,000. Our net income would not be affected. Direct shipping ore (DSO) purchased at our Madero smelter is paid for at a fixed amount at the time of delivery and assaying, and is not subject to accounting estimates. The amount of the accounting estimate for purchased ore at our Puerto Blanco mill is in a constant state of change because the amount of purchased ore and the per cent of metal contained are constantly changing. Due to the amount of ore on hand at the end of a reporting period, as compared to the amount of total assets, liabilities, equity, and the ore processed during a reporting period, any change in the amount of estimated metal contained would likely not result in a material change to our financial condition.

●
The asset retirement obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations, and may differ when we cease operations. At December 31, 2011, we made an estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations would be $134,000. For purposes of the estimate, we used a probable life of 20 years and costs that, initially, are comparable to rates that we would incur at the present. We are adding to (an accretion of 6%) the liability each year, and amortizing the asset over 20 years ($6,700 annually), which decreases our net income in total each year (by $12,848 for 2018 and $12,490 for 2017). We make periodic reviews of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and adjust our account balances accordingly. At this time, we think that an adjustment in our asset recovery obligation is not required, and an adjustment in future periods would not have a material impact in the year of adjustment, but would change the amount of the annual accretion and amortization costs charged to our expenses by an undetermined amount.

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

The management of USAC has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of December 31, 2018. These weaknesses are as follows:

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

We are aware of these material weaknesses and will develop procedures to ensure that independent review of material transactions is performed. The chief financial officer will develop internal control measures to mitigate the inadequate documentation of controls and the monitoring of internal controls over significant accounts and processes including controls associated with the period-ending reporting processes, and to mitigate the segregation of duties within significant accounts and processes and the absence of controls over management oversight, including antifraud programs and controls.

We plan to consult with independent experts when complex transactions are entered into.

Because these material weaknesses exist, management has concluded that our internal control over financial reporting as of December 31, 2018, is ineffective.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting for the quarter ended December 31, 2018.

PART III

Item 10    Directors, Executive Officers, Promoters and Control Persons, Compliance with
Section 16(a) of the Exchange Act

Identification of directors and executive officers at December 31, 2018, is as follows:

Name	Age	Affiliation	Expiration of Term

John C. Lawrence	80	Chairman, President, Director	Annual meeting
John C. Gustavsen	70	First Vice-President	Annual meeting
Russell C. Lawrence	50	Second Vice-President, Director	Annual meeting
Matthew Keane	63	Third Vice-President	Annual meeting
Daniel L. Parks	70	Chief Financial Officer	Annual meeting
Alicia Hill	37	Secretary, Controller, and Treasurer	Annual meeting
Gary D. Babbitt	73	Director	resigned 1st Qtr of 2019
Whitney Ferer	60	Director	resigned 1st Qtr of 2019
Hart W. Baitis	69	Director	Annual meeting
Jeffrey Wright	49	Director	Annual meeting
Craig Thomas	44	Director	Annual meeting

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

Gary D. Babbitt. Mr. Babbitt has experience in the mining industry with approximately 30 years dealing with joint ventures, purchases, royalty leases and contracts. He has a working knowledge of Spanish and has negotiated supply and mining agreements in Mexico. Mr. Babbitt has a B.A. from the Albertson College of Idaho, and earned his J.D. from the University of Chicago. Mr. Babbitt resigned as director during the first quarter of 2019.

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

Whitney Ferer.  Mr. Ferer was nominated to the board of USAC in February 2012. He worked for 34 years for Aaron Ferer & Sons Co. headquartered in Omaha, Nebraska, where he was the Vice President of Operations and Senior Trader, as well  Vice Chairman of the Board of AF&S Co..  He has been involved in the patenting of various processes for the breakdown of plastics and metal recovery, and was Vice President of the Lead & Zinc Division of AF&S.  In addition, Mr. Ferer has been active in the trading of all metals, and facilitated the opening of eight offices in the Far East and China for AF&S.  Mr. Ferer has recently opened his own company W.H. Ferer Co., LLC.   He is one of the largest traders of antimony metal and oxides in the United States and, additionally, he handles approximately 20-30 elements in various forms and grades. Mr. Ferer resigned as director during the first quarter of 2019.

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

Board Meetings and Committees Our Board of Directors held four (4) regular meetings during the 2018 calendar year. Each incumbent director attended all of the meetings held during the 2018 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member.

Our Board of Directors established an Audit Committee on December 10, 2011. It consists of four members at December 31, 2018, Gary Babbitt (Chairman), Whitney Ferer, Jeffrey Wright, and Craig Thomas. Gary Babbitt and Whitney Ferer resigned as of March 18, 2019. None of the Audit Committee members are involved in our day-to-day financial management. Jeffrey Wright and Craig Thomas are considered financial experts.

During 2011, the Board also established a Compensation Committee and a Nominating Committee.

Board Member Compensation Following is a summary of fees, cash payments, stock awards, and other reimbursements to Directors during the year ended December 31, 2018:

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

Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and the holders of 10% or more of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of our common stock are required by the regulation to furnish us with copies of all Section 16(a) forms they have filed. Based solely on our review of copies of Forms 3, 4 and 5 furnished to us, Mr. Baitis, Mr. Babbitt, Mr. Ferer, and Mr. Russell Lawrence did not file timely Forms 3, 4 or Form 5 reports during 2018 and 2017.

Code of Ethics
The Company has adopted a Code of Ethics that applies to the Company's executive officers and its directors. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at: United States Antimony Corporation, P.O. Box 643, Thompson Falls, MT 59873.

Item 11 Executive Compensation

Summary Compensation Table
The Securities and Exchange Commission requires the following table setting forth the compensation paid by USAC to its principal executive officer for fiscal years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Total
John C. Lawrence, President and Chief Executive Officer	2018 2017	$141,000 $141,000	N/A	$25,000 $25,000	$166,000 $166,000
John C. Gustaven, Executive Vice President	2018 2017	$100,000 $100,000	N/A		$100,000 $100,000
Russell Lawrence, Vice President for Latin America	2018 2017	$110,000 $110,000	N/A	$25,000 $25,000	$135,000 $135,000

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

The following table sets forth information concerning the outstanding equity awards at December 31, 2018, held by our principal executive officer. There were not any other outstanding equity awards or plan based awards to officers or directors as of December 31, 2018.

Outstanding Equity Awards
at Fiscal Year End
Awards
Equity Incentive Plan Awards:
Number of Securities
	Number of Securities Underlying		Underlying Unexercised	Exercise	Expiration
Name	Unexercised Warrants		Unearned	Price	Date
	Exercisable #	Unexercisable #
John C. Lawrence	250,000	0	0	$0.25	None
(Chairman of the Board of Directors and Chief Executive Officer)	-	-	-	-	-

Item 12 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 1, 2019, by (i) each person who is known by us to beneficially own more than 5% of our Series B, C, and D preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 47 Cox Gulch, Thompson Falls, Montana 59873.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Percent of all Voting Stock
Common Stock	Reed Family Limited Partnership 328 Adams Street Milton, MA 02186	4,018,335	5.89%	5.80%
Common Stock	The Dugan Family c/o A.W.Dugan 1415 Louisana Street, Suite 3100 Houston, TX 77002	6,362,927(3)	9.33%	9.19%
Series B Preferred	Excel Mineral Company P.O. Box 3800 Santa Barbara, CA 93130	750,000(5)	100.00%	N/A
Series C Preferred	Richard A. Woods 59 Penn Circle West Penn Plaza Apts. Pittsburgh, PA 15206	48,305(4)	27.10%	*
Series C Preferred	Dr. Warren A. Evans 69 Ponfret Landing Road Brooklyn, CT 06234	32,203(4)	18.10%	*
Series C Preferred	Edward Robinson 1007 Spruce Street, 1st floor Philadelphia, PA 19107	32,203(4)	18.10%	*
Series C Preferred	All Series C Preferred Shareholders as a Group	177,904(4)	100.00%	*
Common Stock	John C. Lawrence	4,449,181(2)	62.07%	6.52%
	Russell Lawrence	353,179	4.92%	*
	Hart Baitis	339,254	4.72%	*
	Garry Babbitt	377,060	5.25%	*
	Whitney Ferer	268,074	3.75%	*
	Jeffrey Wright	235,804	3.30%	*
	Mathew Keane	10,300	0.14%	*
	Daniel Parks	464,500	6.45%	*
	Craig Thomas	678,285	9.40%	*
Common Stock	All Directors and Executive Officers as a Group	7,175,637	100.00%	10.51%
Series D Preferred	John C. Lawrence	1,590,672(4)	90.80%	2.33%
	Leo Jackson	102,000	5.80%	*
	Garry Babbitt	58,333	3.40%	*
Series D Preferred	All Series D Preferred Shareholders as a Group	1,751,005(4)	100.00%	2.52%
Common Stock and Preferred Stock w/voting rights	All Directors and Executive Officers as a Group	7,175,637(2)	78.38%	9.16%
	All preferred Shareholders that are officers or directors	-	-	-
		1,649,005(4)	21.62%	2.52%
Common and Preferred Voting Stock	All Directors and Executive Officers as a Group	8,824,642	100.00%	12.93%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 1, 2019, are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 68,427,171 shares of common stock, 750,000 shares of Series B Preferred Stock, 177,904 shares of Series C Preferred Stock, and 1,751,005 shares of Series D Preferred Stock outstanding on April 1, 2019. Total voting stock of 70,356,080 shares is a total of all the common stock issued, and all of the Series C and Series D Preferred Stock outstanding at April 1, 2019.

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

During the year ended December 31, 2018, the Company awarded, but did not issue, common stock with a value of $175,000 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $175,000 in director compensation expense and accrued common stock payable.

In May 2018, the Company issued the Board members 739,018 shares of the Company’s common stock for services provided during 2017 which was accrued at December 31, 2017, with a value of $175,000.

During 2017, the Company awarded, but did not issue, common stock with a value at December 31, 2017, of $175,000 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $175,000 in director compensation expense. On May 3, 2018, the shares were issued to the directors.

During 2016, the Company awarded, but did not issue, common stock with a value at December 31, 2016, of $168,750 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $168,750 in director compensation expense. In March of 2017, at a price of $0.40 per share, the directors were issued 421,875 shares for 2016.

The Company’s President and Chairman, John Lawrence, rents equipment and an aircraft to the Company and charges the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owns. The amount due to Mr. Lawrence as of December 31, 2018 and 2017 was $93,567 and $22,668, respectively. Expenses paid to Mr. Lawrence for the years ended December 31, 2018 and 2017 were $9,634 and $13,603, respectively.

Item 14 Principal Accountant Fees and Services

The Company's Board of Directors and audit committee reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2018 were pre-approved by the Board of Directors and its audit committee.

Audit Fees
The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2018 and 2017 were $116,716 and $119,985, respectively, net of expenses.

Audit-Related Fees
There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last three fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees
The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2018 and 2017 were $12,465 and $8,985, respectively.

All Other Fees
There were no other fees billed by DeCoria, Maichel & Teague P.S. during 2017. During 2018, we paid $5,998 for services related to the acquisition of Lanxess, LLC, provided by DeCoria, Maichel & Teague P.S.

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

Documents filed as an exhibit to USAC's Form 10-QSB for the quarter ended June 30, 2002 (File No. 001-08675) are incorporated herein by this reference:

10.47	Bear River Zeolite Company Royalty Agreement, dated May 29, 2002

10.48	Grant of Production Royalty, dated June 1, 2002

10.49	Assignment of Common Stock of Bear River Zeolite Company, dated May 29, 2002

10.50	Agreement to Issue Warrants of USA, dated May 29, 2002

10.51	Secured convertible note payable - Delaware Royalty Company dated December 22, 2003*

10.52	Convertible note payable - John C. Lawrence dated December 22, 2003*

10.53	Pledge, Assignment and Security Agreement dated December 22, 2003*

10.54	Note Purchase Agreement dated December 22, 2003*

14	Code of Ethics*

31.1	Rule 13a-14(a)/15d-14(a) Certifications, Certification of John C. Lawrence*

31.2	Rule 13a-14(a)/15d-14(a) Certifications, Certification of Daniel L. Parks*

32.1	Section 1350 Certifications, Certification of John C. Lawrence*

32.2	Section 1350 Certifications, Certification of Daniel L. Parks*

4.1
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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By: /s/ John C. Lawrence    Date: April 1, 2019
John C. Lawrence, President, Director, and Principal Executive Officer

By: /s/ Daniel L. Parks    Date: April 1, 2019
Daniel L. Parks, Chief Financial Officer

By: /s/ Alicia Hill    Date: April 1, 2019
Alicia Hill, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ John C. Lawrence    Date: April 1, 2019
John C. Lawrence, Director and President
(Principal Executive)

By: /s/ Hart Baitis    Date: April 1, 2019
Hart Baitis, Director

By: /s/ Russell Lawrence    Date: April 1, 2019
Russell Lawrence, Director

By: /s/ Jeffrey Wright    Date: April 1, 2019
Jeffrey Wright, Director

By: /s/ Craig Thomas    Date: April 1, 2019
Craig Thomas, Director

Report of Independent Registered Public Accounting Firm
To the shareholders and the board of directors of United States Antimony Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and Subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
Spokane, Washington
March 29, 2019

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2018 and 2017

ASSETS
	2018	2017
Current assets:
Cash and cash equivalents	$56,650	$27,987
Certificates of deposit	252,954	252,298
Accounts receivable	438,391	362,579
Inventories	755,261	914,709
Note receivable - sale of land	400,000	-
Other current assets	-	4,697
Total current assets	1,903,256	1,562,270

Properties, plants and equipment, net	15,227,172	15,132,897
Restricted cash for reclamation bonds	57,247	63,345
IVA receivable and other assets	369,448	372,742
Total assets	$17,557,123	$17,131,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$46,482	$28,248
Accounts payable	1,926,320	2,276,357
Due to factor	16,524	10,880
Accrued payroll, taxes and interest	159,037	185,283
Other accrued liabilities	353,911	168,578
Payables to related party	93,567	22,668
Deferred revenue	32,400	60,049
Notes payable to bank	183,917	192,565
Income taxes payable (Note 14)	-	443,110
Long-term debt, current portion, net of discount	705,460	546,988
Total current liabilities	3,517,618	3,934,726

Long-term debt, net of discount and current portion	1,027,730	1,239,126
Hillgrove advances payable (Note 10)	1,134,221	1,134,221
Stock payable to directors for services	175,000	175,000
Asset retirement obligations and accrued reclamation costs	277,720	271,572
Total liabilities	6,132,289	6,754,645
Commitments and contingencies (Note 4, 10 and 16)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $930,000 and $922,500
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,002,470 and $4,961,324
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
68,227,171 and 67,488,153 shares issued and outstanding, respectively	682,271	674,881
Additional paid-in capital	36,406,874	36,239,264
Accumulated deficit	(25,691,099)	(26,564,324)
Total stockholders' equity	11,424,834	10,376,609
Total liabilities and stockholders' equity	$17,557,123	$17,131,254

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2018 and 2017

	2018	2017
REVENUES	$9,034,403	10,229,978

COST OF REVENUES	9,032,860	9,954,518

GROSS PROFIT	1,543	275,460

OPERATING EXPENSES (INCOME):
General and administrative	795,833	647,566
Salaries and benefits	375,788	371,162
Gain on sale of land	(700,000)	-
Gain on plant acquisition (Note 11)	(1,500,000)	-
Other operating expenses	119,076	-
Professional fees	363,810	216,431
TOTAL OPERATING EXPENSES (INCOME)	(545,493)	1,235,159

INCOME (LOSS) FROM OPERATIONS	547,036	(959,699)

OTHER INCOME (EXPENSE):
Interest income	864	873
Gain on tax settlement	110,778	-
Interest expense	(99,970)	(106,975)
Factoring expense	(4,969)	(35,993)
Foreign exchange loss	(12,846)	(32,600)
TOTAL OTHER INCOME (EXPENSE)	(6,143)	(174,695)

INCOME (LOSS) BEFORE INCOME TAXES	540,893	(1,134,394)

INCOME TAX BENEFIT -CURRENT	332,332	-

NET INCOME (LOSS)	873,225	(1,134,394)

Preferred dividends	(48,649)	(48,649)
Net income (loss) available to
common stockholders	$824,576	(1,183,043)

Net income (loss) per share of
common stock:
Basic and diluted	$0.01	$(0.02)

Weighted average shares outstanding:
Basic	67,978,132	67,413,025
Diluted	68,097,924	67,413,025

  The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the years ended December 31, 2018 and 2017

					Additional
	Total Preferred Stock		Common Stock		Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balances, December 31, 2016	2,678,909	$26,788	67,066,278	$670,662	$36,074,733	$(25,429,930)	$11,342,253

Issuance of common stock to directors for services			421,875	4,219	164,531		168,750
Net loss						(1,134,394)	(1,134,394)
Balances, December 31, 2017	2,678,909	26,788	67,488,153	674,881	36,239,264	(26,564,324)	10,376,609

Issuance of common stock to directors for services			739,018	7,390	167,610		175,000
Net income						873,225	873,225
Balances, December 31, 2018	2,678,909	$26,788	68,227,171	$682,271	$36,406,874	$(25,691,099)	$11,424,834

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2018 and 2017

Cash Flows From Operating Activities:	2018	2017
Net income (loss)	$873,225	$(1,134,394)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	904,844	968,888
Amortization of debt discount	83,991	93,450
Accretion of asset retirement obligation	6,148	5,790
Common stock accrued for directors fees	175,000	175,000
Foreign exchange loss	-	32,600
Gain on sale of land	(700,000)	-
Gain on plant acquisition	(1,500,000)	-
Non-cash miscellaneous income	(656)	(657)
Change in:
Accounts receivable	(75,812)	189,540
Inventories	159,448	(59,072)
Other current assets	4,697	18,404
IVA receivable and other assets	3,294	(58,539)
Accounts payable	(350,037)	479,106
Accrued payroll, taxes and interest	(26,246)	(28,412)
Other accrued liabilities	185,333	45,610
Deferred revenues	(27,649)	(18,681)
Payables to related party	70,899	8,143
Income taxes payable	(443,110)	-
Net cash provided (used) by operating activities	(656,631)	716,776

Cash Flows From Investing Activities:
Proceeds from sale of land	300,000	-
Proceeds from plant acquisition	1,500,000	-
Purchase of properties, plants and equipment	(899,119)	(365,541)
Net cash provided (used) by investing activities	900,881	(365,541)

Cash Flows From Financing Activities:
Net proceeds (to) from factor	5,644	(139,519)
Proceeds from notes payable to bank, net of payments	(8,648)	25,248
Principal payments of long-term debt	(236,915)	(211,529)
Advances from related party	135,000	-
Payments on advances from related party	(135,000)	-
Change in checks issued and payable	18,234	(7,434)
Net cash provided (used) by financing activities	(221,685)	(333,234)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS AND RESTRICTED CASH	22,565	18,001
Cash and cash equivalents and restricted cash at beginning of year	91,332	73,331
Cash and cash equivalents and restricted cash at end of year	$113,897	$91,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$15,928	$14,632
Noncash investing and financing activities:
Properties, plants & equipment acquired with long-term debt	100,000	40,278
Common stock payable issued to directors	175,000	168,750
Note receivable-sale of land	400,000	-

  The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

In  2018, the Company acquired 100% ownership in Lanxess Laurel US LLC (“Lanxess Laurel”), a Delaware limited liability company and Lanxess Laurel de Mexico, S.A. de C.V (“Lanxess Laurel Mexico”), a Mexico corporation, both of which became a wholly-owned subsidiary of the Company.  See Note 11.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company's consolidated financial statements include the accounts of its wholly-owned subsidiaries BRZ, USAMSA, AM, and, since August 31, 2018, Lanxess Laurel and Lanxess Laurel Mexico. All intercompany balances and transactions are eliminated in consolidation.

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

Restricted Cash

Restricted cash at December 31, 2018 and 2017 consists of cash held for reclamation performance bonds and is held in certificates of deposit with financial institutions.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

2. Summary of Significant Accounting Policies, continued:

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

Inventories

Inventories at December 31, 2018 and 2017 consisted of finished antimony products, antimony metal, antimony concentrates, antimony ore, and finished zeolite products, and are stated at the lower of first-in, first-out weighted average cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight allocated based on production quantity. Stockpiled ore is carried at the lower of average cost or net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories. The Company periodically reviews its inventories to identify excess and obsolete inventories and to estimate reserves for obsolete inventories as necessary to reflect inventories at net realizable value.

Translations of Foreign Currencies

All amounts in the financial statements are presented in U.S. dollars, which is the functional currency for all of the Company’s operations. Foreign translation gains and losses relating to Mexican subsidiaries are recognized as foreign exchange gain or loss in the consolidated statement of operations.

Going Concern Consideration

At December 31, 2018, the Company’s consolidated financial statements show negative working capital of approximately $1.6 million and an accumulated deficit of approximately $25.7 million.  Although the Company had net income for the current year, they have incurred losses for the prior three years.  The net income in 2018 was primarily due to non-recurring events which contributed approximately $2.5 million to net income. These factors indicate that there may be doubt regarding the ability to continue as a going concern for the next twelve months.

The continuing losses are principally a result of the Company’s antimony operations and in particular the production costs incurred in Mexico. The other two operating divisions, precious metals and zeolite, had gross profits of $186,403 and $536,309 in 2018 and $310,373 and $408,403 in 2017, respectively. The Company is expecting an increase in cash flow from both of these divisions in 2019. The Company will get more precious metals from their North American raw material as they have resumed normal shipments, and zeolite sales should continue to increase. The Company’s largest zeolite customer believes that they will be doubling its orders in 2019, and the Company has built a warehouse to accommodate its needs.

Regarding the antimony division, in 2016 the Company endured some of the lowest prices for antimony in the past seven years, with an average sales price of only $2.98 per pound of metal contained.  Prices improved during 2017 with an average sale price of $4.01. Through 2018, the average sale price for antimony was approximately $4.50 per pound. However due to a temporary decrease in raw material from the Company’s North American supplier, overall antimony production decreased.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

2. Summary of Significant Accounting Policies, continued:

In 2017, the Company reduced costs for labor at the Mexico locations which has resulted in a lower overall production costs in Mexico which continued through 2018. In the fourth quarter 2017, the Company also adjusted operating approaches at Madero that will likely result in a decrease in operating costs for fuel, natural gas, electricity, and reagents. Although total production activity in Mexico decreased in 2018 and 2017 due to the lack of Hillgrove concentrates, the Company’s 2019 plan involves ramping up production at its own antimony properties in Mexico. The expected increase in production will result in a significant decrease in the per-unit cost of operations. The Company is presently making antimony metal in Mexico and shipping directly to customers. This will decrease production costs in Mexico and shipping costs for raw materials previously sent to Montana. The Company is already seeing approximately twice the production from the Wadley mine in 2019 than was experienced in 2018. In addition, a new leach circuit expected to come on line during 2019 in Mexico will result in more extraction of precious metals from the Los Juarez mine. The Company has approximately 30,000 tons of ore mined and broken awaiting transport to the Puerto Blanco plant.

In 2017 and 2018, management implemented wage and other cost reductions at the corporate level that will keep administrative costs stable in 2019. The Company expects to continue paying a low cost for propane in Montana, which in years past has been a major operating cost.

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations without the need for additional borrowings or selling shares of its common stock. The Company plans to continue keeping current on its debt payments in 2019 through cash flows from operations.

Management believes that the current circumstances and cost reduction actions taken will enable the Company to meet its obligations for the next twelve months.

Mineral Rights

The costs to obtain the legal right to explore, extract and retain at least a portion of the benefits from mineral deposits are capitalized as mineral rights in the year of acquisition. These capitalized costs are amortized on the statement of operations using the straight line method over the expected life of the mineral deposit when placed into production. Mineral rights are assessed for impairment when facts and circumstances indicate that the potential for impairment exists. No impairment has been indicated for the years ended December 31, 2018 or 2017 as a result of this assessment. Mineral rights are subject to write down in the period the property is abandoned.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

2. Summary of Significant Accounting Policies, continued:

Exploration and Development

The Company recognizes exploration costs as operating expenses in the period they occur, and capitalizes development costs on discrete mineralized bodies that have proven reserves in compliance with Securities and Exchange Commission Industry Guide 7, and are in development or production.

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

Revenue Recognition

Products consist of the following:

●
Antimony: includes antimony oxide, sodium antimonate, antimony trisulfide, and antimony metal
●
Zeolite: includes coarse and fine zeolite crushed in various sizes
●
Precious Metals: includes unrefined and refined gold and silver

For antimony and zeolite products, revenue is recognized upon the completion of the performance obligation which is met when the transaction price can be reasonably estimated and revenue is recognized generally at the time when risk is transferred. The Company has determined the performance obligation is met and title is transferred either upon shipment from the Company’s warehouse locations or upon receipt by the customer as specified in individual sales orders. The performance obligation is met because at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the product and obtained the ability to realize all of the benefits from the product, 3) the customer has the significant risks and rewards of ownership to it, 4) it is very unlikely product will be rejected by the customer upon physical receipt, and 5) the Company has the right to payment for the product. Shipping costs related to the sales of antimony and zeolite products are recorded to cost of sales as incurred. For zeolite products, royalty expense due a third party by the Company is also recorded to cost of sales upon sale in accordance with terms of underlying royalty agreements.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

2. Summary of Significant Accounting Policies, continued:

The Company has determined that its contracts do not include a significant financing component. Prepayments, which are not common, received from customers prior to the time that products are processed and shipped, are recorded as deferred revenue. For antimony and zeolite sales contracts, the Company may factor certain receivables and receive final payment within 30 days of the performance obligation being met. For antimony and zeolite receivables not factored, the Company typically receives payment within 10 days. For precious metals sales, a provisional payment of 75% is typically received within 45 days of the date the product is delivered to the customer. After an exchange of assays, a final payment is normally received within 90 days of product delivery.

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

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company's common stock, and convertible preferred stock. The calculation of diluted earnings per share for the year ended December 31, 2018 includes 250,000 warrants.

For the years ended December 31, 2018 and 2017, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	December 31, 2018	December 31, 2017
Warrants	-	250,000
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	1,751,005	2,001,005

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, certificates of deposits, note receivable for land, restricted cash, due to factor, notes payable to bank, and long-term debt. The carrying value of these instruments approximates fair value based on their contractual terms.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

2. Summary of Significant Accounting Policies, continued:

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance previously codified in Subtopic 605-10 Revenue Recognition-Overall. The new ASU establishes a five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. The Company adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach.

The Company performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it does not change the timing of revenue recognition or amounts of revenue recognized compared to how it recognized revenue under previous policies. Revenues contracts and customers do not involve multiple types of performance obligations and revenues are generally recognized at the time of shipment or receipt by the customer depending on shipping terms.

Adoption of ASU No. 2014-09 involves additional disclosures, where applicable, concerning (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. See Note 3 for information on sales of products.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification of cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this update as of January 1, 2018, and there were no material impacts on the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this update as of January 1, 2018. Cash, cash equivalents, and restricted cash on the consolidated statement of cash flows includes restricted cash of $57,247 as of December 31, 2018, $63,345 as of December 31, 2017, and $63,274 as of December 31, 2016 as well as amounts previously reported for cash and cash equivalents.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

2. Summary of Significant Accounting Policies, continued:

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this update as of January 1, 2018. The Company will apply the applicable provisions of the update to any future acquisitions.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Upon implementation of the new guidance, the Company will be required to recognize a liability and right-of-use asset for all operating leases. The Company has elected the transition option to apply the new guidance at the effective date without adjusting comparative periods presented. The Company has no capital leases at December 31, 2018. The Company’s operating leases, which will be impacted upon adoption, are not significant and the Company does not anticipate a material impact upon adoption on January 1, 2019.

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current year’s presentation. These reclassifications have no effect on previously reported operations, stockholders’ equity or cash flows.

3.
Revenue Recognition

Sales of products for the years ended December 31, 2018, and 2017, were as follows:

	Fiscal Year Ended
	December 31,
	2018	2017
Antimony	$6,113,014	$7,588,470
Zeolite	2,666,944	2,266,636
Precious metals	254,445	374,872
	$9,034,403	$10,229,978

The following is sales information by geographic area based on the location of customers for the years ended December 31, 2018, and 2017.

	Fiscal Year Ended
	December 31,
	2018	2017
United States	$8,242,141	$9,510,211
Canada	792,262	719,767
	$9,034,403	$10,229,978

Sales of products to significant customers were as follows for the years ended December 31, 2018, and 2017:

Sales to	For the Year Ended
Largest Customers	December 31, 2018	December 31, 2017
Mexichem Specialty Compounds Inc.	$2,698,770	$3,335,046
East Penn Manufacturing Inc	-	512,621
Kohler Corporation	1,441,197	1,928,692
Ampacet	538,922	-
	$4,678,889	$5,776,359
% of Total Revenues	51.79%	56.50%

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

3.
Revenue Recognition, continued:

Accounts receivable from largest customers were as follows for December 31, 2018, and 2017:

Largest
Accounts Receivable	December 31, 2018	December 31, 2017
Nutreco Canada Inc.		$25,657
DanaMart	$143,890	$-
Teck American Inc	-	241,267
Axens North America Inc.	34,912	-
Earth Innovations Inc.	35,967	-
Ralco Mix Products	-	16,000
	$214,769	$282,924
% of Total Receivables	49.00%	78.10%

The Company’s trade accounts receivable balance related to contracts with customers was $438,391 at December 31, 2018 and $362,579 at December 31, 2017.

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

Accounts Receivble	December 31, 2018	December 31, 2017
Accounts receivable - non-factored	$421,867	$351,699
Accounts receivable - factored with recourse	16,524	10,880
Accounts receivable - net	$438,391	$362,579

Factoring fees paid by the Company during the years ended December 31, 2018 and 2017, were $4,969 and $35,993, respectively. For the years ended December 31, 2018 and 2017, net accounts receivable of approximately $0.25 million and $1.70 million, respectively, were sold under the agreement.

Proceeds from the sales were used to fund inventory purchases and operating expenses.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

5. Inventories

The major components of the Company's inventories at December 31, 2018 and 2017 were as follows:

	2018	2017
Antimony Metal	$8,127	$-
Antimony Oxide	255,782	408,217
Antimony Concentrates	2,214	35,554
Antimony Ore	257,067	187,133
Total antimony	523,190	630,904
Zeolite	232,071	283,805
	$755,261	$914,709

At December 31, 2018 and 2017, antimony metal consisted principally of recast metal from antimony-based compounds, and metal purchased from foreign suppliers. Antimony oxide inventory consisted of finished product oxide held at the Company's plant. Antimony concentrates and ore were held primarily at sites in Mexico and are essentially raw material. At December 31, 2018 and 2017, the antimony oxide and concentrates inventory in Mexico was valued at estimated net realizable value. The Company's zeolite inventory consists of salable zeolite material held in a Canadian warehouse and at BRZ's Idaho mining and production facility, and is carried at cost.

6. Properties, Plants and Equipment

The major components of the Company's properties, plants and equipment by segment at December 31, 2018 and 2017 are shown below:

	Antimony Segment		Zeolite Segment	Precious Metals
2018	USAC	USAMSA	BRZ	Segment	TOTAL
Plant & Equipment	$743,767	$8,466,461	$3,690,249	$792,628	$13,693,105
Buildings	247,210	900,992	391,305	-	1,539,507
Mineral Rights and Interests	-	3,793,502	3,664	-	3,797,166
Land & Other	3,274,572	2,529,294	15,310	-	5,819,176
	4,265,549	15,690,249	4,100,528	792,628	24,848,954
Accumulated Depreciation	(2,630,234)	(4,029,480)	(2,785,159)	(176,909)	(9,621,782)
	$1,635,315	$11,660,769	$1,315,369	$615,719	$15,227,172

	Antimony Segment		Zeolite Segment	Precious Metals
2017	USAC	USAMSA	BRZ	Segment	TOTAL
Plant & Equipment	$743,767	$7,655,777	$3,577,055	$751,640	$12,728,239
Buildings	247,210	900,992	349,946	-	1,498,148
Mineral Rights and Interests		3,793,502	3,664	-	3,797,166
Land & Other	3,274,572	2,529,294	15,310	-	5,819,176
	4,265,549	14,879,565	3,945,975	751,640	23,842,729
Accumulated Depreciation	(2,577,552)	(3,427,058)	(2,596,356)	(108,866)	(8,709,832)
	$1,687,997	$11,452,507	$1,349,619	$642,774	$15,132,897

At December 31, 2018 and 2017, the Company had $1,270,289 and $521,896, respectively, of assets that were not yet placed in service and have not yet been depreciated.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

7.
Asset Retirement Obligation and Accrued Reclamation Costs

Changes to the asset retirement obligation balance during 2018 and 2017 are as follows:

Asset Retirement Obligation
Balance December 31, 2016	$158,282
Accretion during 2017	5,790
Balance December 31, 2017	164,072
Accretion during 2018	6,148
Balance December 31, 2018	$170,220

The Company’s total asset retirement obligation and accrued reclamation costs of $277,720 and $271,572, at December 31, 2018 and 2017, respectively, include reclamation obligations for the Idaho and Montana operations of $107,500.

8.
Long-Term Debt:

Long-Term debt at December 31, 2018 and December 31, 2017, is as follows:	December 31,	December 31,
	2018	2017
Note payable to Zeo Inc., non interest bearing,
payable in 11 quarterly installments of $8,300 with a final payment of $8,700;
maturing December 2022; uncollateralized.	$100,000	$-
Note payable to First Security Bank, bearing interest at 6%;
payable in monthly installments of $917; maturing
September 2018; collateralized by equipment.	-	8,054
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $1,300; maturing
August 2019; collateralized by equipment.	14,022	27,096
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $778; maturing
December 2022; collateralized by equipment.	34,390	40,278
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	5,851	13,344
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing December 2019; collateralized by equipment.	8,371	15,776
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; originally maturing
March 2015; collateralized by equipment.	12,146	14,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2020, net of discount
of $22,321 and $49,360, respectively	639,747	715,709
Obligation payable for Guadalupe Mine, non-interest bearing, annual payments from $60,000 to $149,078 through 2026, net of discount
of $252,444 and $309,397 respectively	918,663	951,711
	1,733,190	1,786,114
Less current portion	(705,460)	(546,988)
Long-term portion	$1,027,730	$1,239,126

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

8.
Long-Term Debt, continued:

At December 31, 2018, principal payments on debt are due as follows:

Year Ending December 31,	Principal Payment	Discount	Net
2019	$776,205	$(70,745)	$705,460
2020	289,930	(54,044)	235,886
2021	190,396	(42,342)	148,054
2022	191,292	(35,938)	155,354
2023	151,681	(29,150)	122,531
Thereafter	408,451	(42,546)	365,905
	$2,007,955	$(274,765)	$1,733,190

9.
Notes Payable to Bank

At December 31, 2018 and 2017, the Company had the following notes payable to bank:

	December 31,	December 31,
	2018	2017
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$83,918	$98,863

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	99,999	93,702

Total notes payable to the bank	$183,917	$192,565

These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,999.

10.
Hillgrove Advances Payable

On November 7, 2014, the Company entered into an advance and concentrate processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove). The terms of the agreement require payment of the advance upon Hillgrove’s issuance of a stop notice. Under terms of the agreement, if a stop order is issued after two years, the repayment obligation is 81.25% of the funds advanced at that point. As no stop notice was issued during the initial two year period ended November 7, 2016, the Company’s obligation to Hillgrove is 81.25% of total advanced funds. Through December 31, 2016, Hillgrove advanced the Company a total of $1,396,721, resulting in a net liability of $1,134,221 which is 81.25% of monies advanced. No funds were advanced in 2017 or 2018. Based on conversations with Hillgrove, management does not anticipate receiving a stop notice in 2019, thus the entire amount is classified as long term.

11.
Plant Acquisition and Sale of Land

On August 31, 2018, the Company closed a Member Interest and Capital Share Agreement (the “Agreement”) with Great Lakes Chemical Corporation and Lanxess Holding Company US Inc., as the sellers, and the Company as the buyer. Under the Agreement, the Company acquired subsidiaries of the sellers which include an antimony plant, equipment and land located in Reynosa, Mexico.   In addition, the Company was paid $1,500,000 by the sellers which was recognized as operating income in the year ended December 31, 2018. The transaction was accounted for as an asset acquisition as there was no business associated with the acquired assets. The Company is disassembling, salvaging, and transporting the antimony plant and equipment for use in its existing operations in both Mexico and the United States. The project involves moving heavy equipment and has been completed as of March 31, 2019.

During November 2018, the Company sold the land acquired with the plant for $700,000, and the Company received $300,000 in 2018 and the remainder of the $700,000 in 2019. The Company recognized a gain on the sale of land during the year ended December 31, 2018.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

12.
Stockholders' Equity

Issuance of Common Stock for Cash

The Company did not issue any common stock for cash in 2018 or 2017.

Issuance of Common Stock for Services to Directors and Consultants

During the year ended December 31, 2018, the Company awarded, but did not issue, common stock with a value of $175,000 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $175,000 in director compensation expense and accrued common stock payable.

In May 2018, the Company issued the Board members 739,018 shares of the Company’s common stock for services provided during 2017 which was accrued at December 31, 2017, with a value of $175,000.

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

At December 31, 2018 and 2017, warrants for purchase of 250,000 shares of the Company’s common stock for $0.25 per share are outstanding and have no expiration date. These warrants are owned by the Company’s president.

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Series B

During 1993, the Board established a Series B preferred stock, consisting of 750,000 shares. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock (none of which are outstanding); has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors. During each of the years ended December 31, 2018 and 2017 the Company recognized $7,500 in Series B preferred stock dividend. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. The Series B Preferred stock is no longer convertible to shares of the Company’s common stock. At December 31, 2018 and 2017, cumulative dividends in arrears on the outstanding Series B shares were $180,000 and $172,500, respectively.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

12. Stockholders' Equity continued:

Series D

During 2002, the Board established a Series D preferred stock, authorizing the issuance of up to 2,500,000 shares. The Series D preferred stock has preference over the Company’s common stock but is subordinate to the liquidation preferences of the holders of the Company’s outstanding Series A, Series B and Series C preferred stock. Series D preferred stock carries voting rights and is entitled to annual dividends of $0.0235 per share. The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends. No dividends have been declared or paid with respect to the Series D preferred stock. At December 31, 2018 and 2017, the cumulative dividends in arrears on the 1,751,005 outstanding Series D shares were $624,960 and $583,812, respectively, payable if and when declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series D preferred stockholders is $2.50 per share. At December 31, 2018 and 2017, the liquidation preference for Series D preferred stock was $5,002,470 and $4,961,324, respectively. Holders of the Series D preferred stock have the right, subject to the availability of authorized but unissued common stock, to convert their shares into shares of the Company's common stock on a one-to-one basis without payment of additional consideration and are not redeemable unless by mutual consent. The majority of Series D preferred shares are held by John Lawrence, president of the Company.

13. 2000 Stock Plan

In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan"). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000. At December 31, 2018 and 2017, 300,000 shares of the Company's common stock had been previously issued under the Plan. There were no issuances under the Plan during 2018 and 2017.

14. Income Taxes

During the year ended December 31, 2018 and 2017, the Company recognized an income tax benefit (provision) of $332,332 and nil, respectively. The 2018 benefit which is a current foreign benefit, is a result of a positive outcome to an audit of USAMSA’s 2018 income tax return in Mexico.

Domestic and foreign components of income (loss) from operations before income taxes for the years ended December 31, 2018, and 2017, are as follows:

	2018	2017
Domestic	$3,675,095	$(374,478)
Foreign	(3,134,202)	(759,916)
Total	$540,893	$(1,134,394)

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

14. Income Taxes, continued:

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income (loss) for the years ended December 31, 2018 and 2017, due to the following:

	2018	2017
Tax benefit at federal statutory rate	$113,588	$(397,038)
State income tax effect	12,602	(34,609)
Foreign income tax effect	(102,078)	37,996
Non-deductible items	492	930
Percentage depletion	(47,341)	(58,056)
Impact on change in federal tax rate	-	(6,660)
Change in prior year estimate	(95,687)	-
Change in valuation allowance - Domestic	(221,837)	229,462
Change in valuation allowance - Foreign	340,261	227,975
Gain on settlement of foreign tax assessment	(332,332)	-
Income tax provision (benefit)	$(332,332)	$-

At December 31, 2018 and 2017, the Company had net deferred tax assets as follows:

	2018	2017
Deferred tax assets:
Foreign net operating loss carry forward	$1,877,681	$1,537,420
Domestic net operating loss carry forward	219,666	443,100
Other	1,006	16,827
Deferred tax assets	2,098,353	1,997,347

Valuation allowance (foreign)	(1,877,681)	(1,537,420)
Valuation allowance (domestic)	(94,956)	(316,793)
Total deferred tax assets	125,716	143,134

Deferred tax liabilities:
Property, plant, and equipment	(125,716)	(143,134)
Net deferred tax assets	$-	$-

At December 31, 2018, the Company has federal net operating loss (“NOL”) carry forwards of approximately $156,000 that expire at various dates between 2026 and 2037. In addition, the Company has Montana state net operating loss carry forwards of approximately $2.2 million which expire between 2019 and 2026, and Idaho state net operating loss carry forwards of approximately $1.2 million, which expire between 2032 and 2038. The Company has approximately $5.5 million of Mexican net operating loss carry forwards which expire between 2023 and 2028.

At December 31, 2018 and 2017, the Company had deferred tax assets arising principally from net operating loss carry forwards for income tax purposes. As management cannot determine that it is more likely than not the benefit of the net deferred tax asset will be realized, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at December 31, 2018 and 2017.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

14. Income Taxes, continued:

As disclosed in Note 11, the Company acquired new subsidiaries in 2018. The subsidiaries have net operating loss carryforwards in Mexico of approximately $800,000. Due to limitations, it is likely that a portion of this carryforward will not be available to offset the Company’s future taxable income in Mexico. Management is still determining the amount of the limitation, if any.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Act") resulting in significant modifications to existing law. The Company completed the accounting for the effects of the Act during the year ended December 31, 2017. The Company did not incur any income tax benefit or provision for the year ended December 31, 2017 as a result of the changes to tax laws and tax rates under the Act. The Company’s net deferred tax asset was reduced by approximately $7,000 during the year ended December 31, 2017, which consisted primarily of the re-measurement of federal deferred tax assets and liabilities from 35% to 21%.

During the years ended December 31, 2018 and 2017, there were no material uncertain tax positions taken by the Company. The Company’s United States income tax filings are subject to examination for the years 2015 through 2017, and 2014 through 2017 in Mexico. The Company charges penalties on assessments to general and administrative expense and charges interest to interest expense.

Mexican Tax Assessment

In 2015, the Mexican tax authority (“SAT”) initiated an audit of the USAMSA’s 2013 income tax return. In October 2016, as a result of its audit, SAT assessed the Company $13.8 million pesos, which was approximately $666,400 in U.S. Dollars (“USD”) as of December 31, 2016. Approximately $285,000 USD of the total assessment was interest and penalties. SAT’s assessment was based on the disallowance of specific costs that the Company deducted on the 2013 USAMSA income tax return. These disallowed costs were incurred by the Company for USAMSA’s business operations. Management reviewed the assessment notice from SAT and believed numerous findings have no merit. The Company engaged accountants and tax attorneys in Mexico to defend its position. An appeal was filed.

At December 31, 2017, the Company had accrued a potential tax liability of $443,110 associated with this assessment. In 2018, SAT finalized its procedures with no assessment against the Company. The accrual of $443,110 was reversed and recognized as income tax benefit of $332,332 and a gain on tax settlement of $110,778 which represented previously accrued interest and penalties. The Company paid Mexican tax representatives $157,500 to negotiate this settlement that were recognized as professional fees expense during the year ended December 31, 2018.

The Company has been notified that SAT has re-opened its assessment of USAMSA’s 2013 income tax return which could result in a separate assessment. It is too early in the process to estimate any potential outcome. At December 31, 2018, the Company does not believe it will be assessed any taxes, interest or penalties as a result of this assessment.

15. Related-Party Transactions

During the years ended December 31, 2018 and 2017, the Company paid $9,634 and $13,603, respectively to John Lawrence, the Company’s President and Chief Executive Officer, as reimbursement for equipment used by the Company. In addition, Mr. Lawrence advanced the Company $135,000 for ongoing expenses during the year ended December 31, 2018, which has been repaid as of December 31, 2018. The amount payable to Mr. Lawrence as of December 31, 2018 and 2017 was $93,567 and $22,668, respectively, for expenses that Mr. Lawrence paid on behalf of the Company during the year.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

16. Commitments and Contingencies

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease calls for a mandatory term of one year and requires payments of $10,000 plus IVA tax of $1,600 per month. The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms. The lease was renewed in June 2018.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At December 31, 2018 and 2017, the Company has no accruals relating to such assessments.

  17. Business Segments

The Company is currently organized and managed by four segments, which represent the three operating units: United States antimony operations, Mexican antimony operations and United States zeolite operations, and a separate segment for revenue received from the sale of precious metals recovered from the antimony process. The Company’s precious metals segment was added as a new reporting segment in 2016. The precious metals activity has been reclassified from the antimony segment for 2018 and 2017. The Company’s other operating costs include general and administrative expenses, freight and delivery, and other non-production related costs. Other income and expense consists primarily of interest income and expense and factoring expense.

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

Segment disclosures regarding sales to major customers and for property, plant, and equipment are located in Notes 3 and 6, respectively.

Total Assets:	December 31, 2018	December 31, 2017
Antimony
United States	$2,199,694	$2,510,323
Mexico	12,824,291	12,073,219
Subtotal Antimony	15,023,985	14,583,542
Precious Metals	615,719	642,774
Zeolite	1,917,419	1,904,938
Total	$17,557,123	$17,131,254

	For the year ended	For the year ended
Capital expenditures:	December 31, 2018	December 31, 2017
Antimony
United States	$-	$32,961
Mexico	803,579	87,396
Subtotal Antimony	803,579	120,357
Precious metals	40,988	185,668
Zeolite	154,552	99,794
Total	$999,119	$405,819

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

17. Business Segments, continued:

Segment Operations for the	Antimony	Antimony	Total	Precious	Bear River
Year ended December 31, 2018	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$6,113,014	$-	$6,113,014	$254,445	$2,666,944	$9,034,403

Depreciation and amortization	52,681	595,318	647,999	68,042	188,803	904,844

Income (loss) from operations	3,046,782	(3,148,092)	(101,310)	186,403	461,943	547,036

Other income (expense)	(8,051)	13,890	5,839	-	(11,982)	(6,143)

Income tax benefit	-	332,332	332,332	-	-	332,332

NET INCOME (LOSS)	$3,038,731	$(2,801,870)	$236,861	$186,403	$449,961	$873,225

Segment Operations for the	Antimony	Antimony	Total	Precious	Bear River
Year ended December 31, 2017	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$7,588,470	$-	$7,588,470	$374,872	$2,266,636	$10,229,978

Depreciation and amortization	57,761	623,899	681,660	64,499	222,729	968,888

Income (loss) from operations	1,965,573	(3,579,810)	(1,614,237)	310,373	344,165	(959,699)

Income tax expense	-	-	-	-	-	-

Other income (expense)	(35,853)	(126,149)	(162,002)	-	(12,693)	(174,695)

NET INCOME (LOSS)	$1,929,720	$(3,705,959)	$(1,776,239)	$310,373	$331,472	$(1,134,394)