Form 10-K/A
period 2018-12-31
UNITED STATES ANTIMONY CORP
filed 2019-04-01
CIK 101538

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
●
As a vertically integrated company, we will have more control over our raw material costs.

Following is a five year schedule of our antimony sales:

Schedule of Antimony Sales
Year	Lbs Metal Contained	$	Average Price/Lb
2018	1,486,120	$6,113,014	$4.11
2017	1,891,439	$7,588,470	$4.01
2016	2,936,880	$8,744,170	$2.98
2015	2,487,321	$9,863,933	$3.97
2014	1,727,804	$8,132,410	$4.71

Concentration of Sales:

During the two years ended December 31, 2018 and 2017, the following sales were made to our three largest customers:

Sales to	For the Year Ended
Largest Customers	December 31, 2018	December 31, 2017
Mexichem Specialty Compounds Inc.	$2,698,770	$3,335,046
East Penn Manufacturing Inc	-	512,621
Kohler Corporation	1,441,197	1,928,692
Ampacet	538,922	-
	$4,678,889	$5,776,359
% of Total Revenues	51.79%	56.50%

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

A five year price range of prices for antimony oxide and antimony metal, per pound, was as follows:

USAC SALES
	Oxide	Metal	Combined	USA	Rotterdam
	(Metal Contained Price)
	Average	Average	Average	Average	Average
Year	Price/Lb	Price/Lb	Price/Lb	Price/Lb	Price/Lb
2018	$3.77	$3.70	$4.11	$3.82	$3.74
2017	$3.40	$3.41	$4.01	$3.77	$3.78
2016	$3.11	$2.62	$2.98	$2.99	$2.94
2015	$3.34	$3.71	$3.97	$3.41	$3.32
2014	$4.00	$4.18	$4.71	$4.40	$4.31

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

Antimony Sales

During 2018, we saw our average sale price increase by $0.10 per pound to $4.11 per pound from an average price of $4.01 per pound for 2017. During 2018, we saw our raw material from our North American supplier temporarily decrease by approximately 660,000 pounds and our supply of raw material from our Mexican mines increase by approximately 128,000 pounds. This resulted in estimated decreased sales of $1.5 million (532,000 pounds of antimony). Normal shipments from our North American supplier have resumed in 2019, and we expect to see a significant increase in the antimony produced by our Mexican mines in 2019.

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

Precious Metals Sales

Precious Metals Sales
Silver/Gold - Montana	2014	2015	2016	2017	2018
Ounces Gold Shipped (Au)	64.77	89.12	108.10	107.00	68.91
Ounces Silver Shipped (Ag)	29,480	30,421	38,123	32,021	18,278
Revenues	$461,083	$491,426	$556,650	$480,985	$254,445
Australian - Hillgrove
Ounces Gold Shipped (Au)			496.65	90.94	-
Revenues - Gross			$597,309	$96,471	-
Revenues to Hillgrove			(481,088)	(202,584)	-
Revenues to USAC			$116,221	$(106,113)	-
Total Revenues	$461,083	$491,426	$672,871	$374,872	$254,445

For the years ended December 31, 2018, and 2017, the EBITDA for precious metals was $254,445 and $374,872, respectively.

Results of Operations by Division
	2018	2017
Antimony Division - United States:
Revenues - Antimony (net of discount)	$6,113,014	$7,588,470
Domestic cost of sales:
Production costs	2,958,396	3,784,037
Depreciation	52,681	57,761
Freight and delivery	263,673	321,282
Indirect production costs	189,380	328,411
Direct sales expense	65,738	65,652
Total domestic antimony cost of sales	3,529,868	4,557,143

Cost of sales - Mexico
Production costs	2,287,694	2,223,663
Depreciation and amortization	595,317	623,899
Freight and delivery	54,943	45,461
Land lease expense	166,800	190,116
Indirect production costs	199,561	391,504
Total Mexico antimony cost of sales	3,304,315	3,474,643

Total revenues - antimony	6,113,014	7,588,470
Total cost of sales - antimony	6,834,183	8,031,786
Total gross profit (loss) - antimony	(721,169)	(443,316)

Precious Metals Division:
Revenues	254,445	374,872
Cost of sales:
Depreciation	68,042	64,499
Total cost of sales	68,042	64,499
Gross profit - precious metals	186,403	310,373

Zeolite Division:
Revenues	2,666,944	2,266,636
Cost of sales:
Production costs	1,290,747	919,876
Depreciation	188,803	222,729
Freight and delivery	177,932	175,303
Indirect production costs	108,913	176,566
Royalties	272,821	235,021
Direct sales expense	91,419	128,738
Total cost of sales	2,130,635	1,858,233
Gross profit - zeolite	536,309	408,403

Total revenues - combined	9,034,403	10,229,978
Total cost of sales - combined	9,032,860	9,954,518
Total gross profit (loss) - combined	$1,543	$275,460

Earnings before income taxes
depreciation and amortization

Antimony - Combined USA
and Mexico	2018	2017
Lbs of Antimony Metal USA	693,861	1,326,659
Lbs of Antimony Metal Mexico:	792,259	564,780
Total Lbs of Antimony Metal Sold	1,486,120	1,891,439
Average Sales Price/Lb Metal	$4.11	$4.01
Net income (loss)/Lb Metal	$0.16	$(0.94)

Gross antimony revenue - net of discount	$6,113,014	$7,588,470
Cost of sales - domestic	(3,529,868)	(4,557,142)
Cost of sales - Mexico	(3,304,315)	(3,474,643)
Operating income (expenses):
Operating expenditures	(1,580,141)	(1,170,922)
Gain on plant acquisition	1,500,000	-
Gain on sale of land	700,000	-
Non-operating income (expenses)	5,839	(162,002)
Income tax benefit	332,332	-
Net income (loss) - antimony	236,861	(1,776,239)
Depreciation and amortization	647,999	681,660
Income tax benefit	(332,332)	-
EBITDA - antimony	$552,528	$(1,094,579)

Precious Metals
Ounces sold
Gold	69	107
Silver	18,278	32,021

Gross precious metals revenue	$254,445	$374,872
Cost of sales	(68,042)	(64,499)
Net income - precious metals	186,403	310,373
Depreciation	68,042	64,499
EBITDA - precious metals	$254,445	$374,872

Zeolite
Tons sold	14,321	12,377
Average Sales Price/Ton	$186.23	$183.13
Net income /Ton	$31.42	$26.78

Gross zeolite revenue	$2,666,944	$2,266,636
Cost of sales	(2,130,635)	(1,858,234)
Operating expenses	(74,366)	(64,237)
Non-operating expenses	(11,982)	(12,693)
Net income - zeolite	449,961	331,472
Depreciation	188,803	222,729
EBITDA - zeolite	$638,764	$554,201

Company-wide
Gross revenue	$9,034,403	$10,229,978
Production costs	(9,032,860)	(9,954,518)
Operating income (expenses)	545,493	(1,235,159)
Non-operating income (expenses)	(6,143)	(174,695)
Income tax benefit	332,332	-
Net income (loss)	873,225	(1,134,394)
Depreciation,& amortization	904,844	968,888
Income tax benefit	(332,332)	-
EBITDA	$1,445,737	$(165,506)

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

The following are highlights of the significant changes during 2018:

Antimony:

●
The sale of antimony during 2018 was 1,486,120 pounds compared to 1,891,439 pounds in 2017, a decrease of 405,319 pounds (21%).
●
The average sales price of antimony during 2018 was $4.11 per pound compared to $4.01 during 2017, an increase of $0.10 per pound (2%). During the beginning of 2019, the Rotterdam price of antimony is approximately $3.75 per pound.
●
The metallurgical problem with the Los Juarez concentrates has been solved with the cyanide and caustic leach plants, and pilot mining, milling, and smelting will resume. This will put the Puerto Blanco mill in operation during 2019. During 2018 and 2017, the Puerto Blanco mill was operating at less than 10% of capacity, while undergoing major construction during 2018.
●
The net income per pound of antimony sold was $0.16 in 2018. This was after $2,643,110 of revenue from non-recurring events. Without these items, we would have incurred a net loss of $1.54 per pound. The net loss per pound in 2017 was $0.94 per pound.
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

Regarding the antimony division, in 2016 the Company endured some of the lowest prices for antimony in the past seven years, with an average sales price of only $2.98 per pound of metal contained.  Prices improved during 2017 with an average sale price of $4.01. Through 2018, the average sale price for antimony was approximately $4.11 per pound. However due to a temporary decrease in raw material from the Company’s North American supplier, overall antimony production decreased.

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

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Percent of all Voting Stock
Common Stock	Reed Family Limited Partnership 328 Adams Street Milton, MA 02186	4,018,335	5.89%	5.80%
Common Stock	The Dugan Family c/o A.W.Dugan 1415 Louisana Street, Suite 3100 Houston, TX 77002	6,362,927(3)	9.33%	9.19%
Series B Preferred	Excel Mineral Company P.O. Box 3800 Santa Barbara, CA 93130	750,000	100.00%	N/A
Series C Preferred	Richard A. Woods 59 PennCircle West Penn Plaza Apts. Pittsburgh, PA 15206	48,305(4)	27.10%	*
Series C Preferred	Dr. Warren A Evans 69 Ponfret Landing Road Brooklyn, CT 06234	32,203(4)	18.10%	*
Series C Preferred	Edward Robinson 1007 Spruce Street, 1st floor Philadelphia, PA 19107	32,203(4)	18.10%	*
Series C Preferred	All Series C Preferred Shareholders as a Group	177,904(4)	100.00%	*
Common Stock	John C. Lawrence	4,498,181(2)	62.07%	6.52%
	Russell Lawrence	353,179	4.92%	*
	Hart Baitis	339,254	4.72%	*
	Garry Babbitt	377,060	5.25%	*
	Whitney Ferer	268,074	3.75%	*
	Jeffrey Wright	235,804	3.30%	*
	Mathew Keane	10,300	0.14%	*
	Daniel Parks	464,500	6.45%	*
	Craig Thomas	555,367	9.40%	*
Common Stock	All Directors and Executive Officers as a Group	7,052,719	100.00%	10.45%
Series D Preferred	John C. Lawrence	1,590,672(4)	90.80%	2.33%
	Leo Jackson	102,000	5.80%	*
	Garry Babbitt	58,333	3.40%	*
Series D Preferred	All Series D Preferred Shareholders as a Group	1,751,005(4)	100.00%	2.52%
Common Stock and Preferred Stock w/voting rights	All Directors and Executive Officers as a Group All preferred Shareholders that are officers or directors		78.38%	9.16%
		7,052,719	21.62%	2.52%
Common and Preferred Voting Stock		8,803,724	100.00%	12.86%

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

Regarding the antimony division, in 2016 the Company endured some of the lowest prices for antimony in the past seven years, with an average sales price of only $2.98 per pound of metal contained.  Prices improved during 2017 with an average sale price of $4.01. Through 2018, the average sale price for antimony was approximately $4.11 per pound. However due to a temporary decrease in raw material from the Company’s North American supplier, overall antimony production decreased.

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