Form 10-Q
period 2019-03-31
UNITED STATES ANTIMONY CORP
filed 2019-05-15
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to___________

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

At May 15, 2019, the registrant had outstanding 68,427,171 shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED MARCH 31, 2019
(UNAUDITED)

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

ASSETS
	March 31,	December 31,
	2019	2018
Current assets:
Cash and cash equivalents	$43,504	$56,650
Certificates of deposit	253,552	252,954
Accounts receivable	335,186	438,391
Inventories	887,648	755,261
Note receivable - sale of land	-	400,000
Total current assets	1,519,890	1,903,256

Properties, plants and equipment, net	15,316,467	15,227,172
Restricted cash for reclamation bonds	57,247	57,247
IVA receivable and other assets	403,466	369,448
Total assets	$17,297,070	$17,557,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$45,637	$46,482
Accounts payable	2,045,402	1,926,320
Due to factor	5,440	16,524
Accrued payroll, taxes and interest	262,463	159,037
Other accrued liabilities	378,010	353,911
Payables to related party	247,731	93,567
Deferred revenue	32,400	32,400
Notes payable to bank	113,125	183,917
Long-term debt, current portion, net of discount	725,317	705,460
Total current liabilities	3,855,525	3,517,618

Long-term debt, net of discount and current portion	968,443	1,027,730
Hillgrove advances payable	1,134,221	1,134,221
Stock payable to directors for services	206,250	175,000
Asset retirement obligations and accrued reclamation costs	279,257	277,720
Total liabilities	6,443,696	6,132,289

Commitments and contingencies (Note 4, and 7)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $930,000 and $922,500
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,002,470 and $4,961,324
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
68,427,171 and 68,227,171 shares issued and outstanding, respectively	684,271	682,271
Additional paid-in capital	36,540,874	36,406,874
Accumulated deficit	(26,398,559)	(25,691,099)
Total stockholders' equity	10,853,374	11,424,834
Total liabilities and stockholders' equity	$17,297,070	$17,557,123

 The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations - (Unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018

REVENUES	$2,456,365	$2,432,929

COST OF REVENUES	2,525,418	2,488,017

GROSS PROFIT (LOSS)	(69,053)	(55,088)

OPERATING EXPENSES:
General and administrative	205,174	150,831
Salaries and benefits	232,668	91,446
Other operating expenses	76,130	-
Professional fees	100,742	102,404
TOTAL OPERATING EXPENSES	614,714	344,681

INCOME (LOSS) FROM OPERATIONS	(683,767)	(399,769)

OTHER INCOME (EXPENSE):
Interest income	741	562
Interest expense	(22,488)	(23,833)
Foreign exchange gain (loss)	-	(50,000)
Factoring expense	(1,946)	(1,400)
TOTAL OTHER INCOME (EXPENSE)	(23,693)	(74,671)

NET LOSS	(707,460)	(474,440)
Preferred dividends	(12,162)	(12,162)

Net loss available to common stockholders	$(719,622)	$(486,602)

Net income (loss) per share of
common stock:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	68,394,204	67,488,063
Diluted	68,394,204	67,488,063

United States Antimony Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the periods ended March 31, 2019 and and March 31, 2018

					Additional		Total
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
Quarter ended March 31, 2019	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, January 1, 2019	2,678,909	$26,788	68,227,171	$682,271	$36,406,874	$(25,691,099)	$11,424,834

Issuance of common stock to chief financial officer			200,000	2,000	134,000		136,000

Net loss						(707,460)	(707,460)
Balances, March 31, 2019	2,678,909	$26,788	68,427,171	$684,271	$36,540,874	$(26,398,559)	$10,853,374

					Additional		Total
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
Quarter ended March 31, 2018	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, January 1, 2018	2,678,909	$26,788	67,488,153	$674,881	$36,239,264	$(26,564,324)	$10,376,609

Net loss						(474,440)	(474,440)
Balances, March 31, 2018	2,678,909	$26,788	67,488,153	$674,881	$36,239,264	$(27,038,764)	$9,902,169

  The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
Cash Flows From Operating Activities:	March 31, 2019	March 31, 2018
Net income (loss)	$(707,460)	$(474,440)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	223,273	277,562
Amortization of debt discount	18,037	21,120
Accretion of asset retirement obligation	1,537	1,537
Common stock issued for services	136,000	-
Common stock payable for directors fees	31,250	43,750
Foreign exchange loss	-	50,000
Other, net	(598)	(444)
Change in:
Accounts receivable	103,205	(49,967)
Inventories	(132,387)	273,615
Other current assets	-	4,697
IVA receivable and other assets	(34,018)	(45,609)
Accounts payable	119,082	16,202
Accrued payroll, taxes and interest	103,426	10,015
Other accrued liabilities	24,099	27,271
Deferred revenue	-	116
Payables to related party	28,964	8,236
Net cash provided (used) by operating activities	(85,590)	163,661

Cash Flows From Investing Activities:
Payment received on note receivable - sale of land	400,000	-
Purchase of properties, plants and equipment	(312,568)	(94,805)
Net cash provided (used) by investing activities	87,432	(94,805)

Cash Flows From Financing Activities:
Change in checks issued and payable	(845)	(17,203)
Net borrowing from factor	(11,084)	1,870
Advance from related party	125,200	75,000
Principal paid on notes payable to bank	(70,792)	(95,448)
Principal payments of net debt	(57,467)	(48,681)
Net cash provided (used) by financing activities	(14,988)	(84,462)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS AND RESTRICTED CASH	(13,146)	(15,606)
Cash and cash equivalents and restricted cash at beginning of period	113,897	91,332
Cash and cash equivalents and restricted cash at end of period	$100,751	$75,726

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Going Concern Consideration

At March 31, 2019, the Company’s consolidated financial statements show negative working capital of approximately $2.3 million and accumulated deficit of approximately $26.4 million.  In addition, the Company has a net loss of $707,460 for the first quarter of 2019, and the Company has had recurring operating losses for most of the prior periods.  These factors indicate that there may be doubt regarding the ability to continue as a going concern for the next twelve months.

The continuing losses are principally a result of the Company’s antimony operations and in particular the production costs incurred in Mexico.

Regarding the antimony division, prices were stable or decreased slightly during the first quarter of 2019 compared to the same quarter in the prior year, but orders have been strong. For the quarter ended March 31, 2019, the average sale price for antimony is approximately $3.85 per pound compared to a price of $4.04 per pound for the quarter ended March 31, 2018. In November 2017, the Company renegotiated its domestic sodium antimonite supply agreement with our North American supplier resulting in a lower cost per antimony per pound of approximately $0.44. During 2018, we endured supply interruptions from our North American supplier, but normal supply quantities have resumed since 2018. The new supply agreement with our North American supplier has helped us with cash flow from our antimony division in 2018 and into 2019.

In 2017, we reduced costs for labor at the Mexico locations which has resulted in a lower overall production costs in Mexico and we adjusted operating approaches at Madero that resulted in decreased operating costs for fuel, natural gas, electricity, and reagents for 2018 and 2019. The Company’s 2019 plan involves ramping up production at its antimony properties in Mexico. Our expectations are that in 2019 we can double the antimony output for 2018. We also are planning to produce and sell antimony metal directly from Mexico to customers which will save us approximately $0.38 per pound in processing costs and freight. In addition, a new leach circuit expected to come on line during 2019 in Mexico will result in more extraction of precious metals. The portion of the precious metals recovery system at the Madero smelter is complete and the cyanide leach circuit being built at the Puerto Blanco plant is expected to be completed in the second quarter of 2019. We expect to be receiving income from the production of precious metals some time during the third quarter of 2019. We believe that with the lower cost per pound due to increased production and the savings from shipping metal directly from Mexico, we will have positive cash flow for Mexican antimony production by the end of the year and that we will be selling precious metals produced from Los Juarez before the end of 2019.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation, Continued:

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations without the need for additional borrowings or selling shares of its common stock. The Company plans to continue keeping current on its debt payments in 2019 through cash flows from operations while we continue with the expansion of our Mexican operation. Management believes that the actions taken to increase production and revenue from both antimony and precious metals along with a reduction in production costs will enable the Company to meet its obligations for the next twelve months.

2.
Developments in Accounting Pronouncements

Accounting Standards Updates Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842).  The update modified the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases.  The update was effective for fiscal years beginning after December 15, 2018, with early adoption permitted.  Adoption of this update as of January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 Compensation - Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  The update involves simplification of several aspects of accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include nonemployee awards.  The update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  Adoption of this update as of January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Updates to Become Effective in Future Periods

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820):  Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  The update removes, modifies and makes additions to the disclosure requirements on fair value measurements.  The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted.  Management is evaluating the impact of this update on the Company’s fair value measurement disclosures.

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

For the three months ended March 31, 2019 and 2018, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	March 31, 2019	March 31, 2018
Warrants	250,000	250,000
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,001,005	2,001,005

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

Sales of products for the three month periods ended March 31, 2019 and 2018, were as follows:

	Three Months Ended
	March 31,
	2019	2018
Antimony	$1,705,823	$1,681,812
Zeolite	726,015	690,707
Precious metals	24,527	60,410
	$2,456,365	$2,432,929

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.
Revenue Recognition, continued:

The following is sales information by geographic area based on the location of customers for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
United States	$2,108,569	$2,247,691
Canada	187,257	185,238
Mexico	160,539	-
	$2,456,365	$2,432,929

Sales of products to significant customers were as follows for the three month periods ended March 31, 2019 and 2018:

Sales to Three	For the Period Ended
Largest Customers	March 31, 2019	March 31, 2018
Kohler Corporation	$458,094	$316,772
Ampacet Corporation	-	184,142
East Penn Manufacturing	157,328	-
Mexichem Speciality Compounds	684,011	728,578
	$1,299,433	$1,229,492
% of Total Revenues	52.90%	50.50%

Accounts receivable from largest customers were as follows at March 31, 2019 and December 31, 2018:

Three Largest
Accounts Receivable	March 31, 2019	December 31, 2018
DanaMart	$-	$143,890
Axens North America Inc.	64,500	34,912
Earth Innovations Inc.	-	35,967
Commerce Industrial Chemical	36,652	-
Nutreco Canada Inc.	27,736	-
	$128,888	$214,769
% of Total Receivables	38.50%	49.00%

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Our trade accounts receivable balance related to contracts with customers was $335,186 at March 31, 2019 and $438,391 at December 31, 2018. Our products do not involve any warranty agreements and product returns are not typical.

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

5.
Inventories

Inventories at March 31, 2019 and December 31, 2018 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at weighted average lower of cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at March 31, 2019 and December 31, 2018, is as follows:

	March 31,	December 31,
	2019	2018
Antimony Metal	$158,532	$8,127
Antimony Oxide	252,704	255,782
Antimony Concentrates	-	2,214
Antimony Ore	269,627	257,067
Total antimony	680,863	523,190
Zeolite	206,785	232,071
	$887,648	$755,261

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

Accounts Receivble	March 31, 2019	December 31, 2018
Accounts receivable - non factored	$329,746	$421,867
Accounts receivable - factored with recourse	5,440	16,524
Accounts receivable - net	$335,186	$438,391

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

7.
Commitments and Contingencies

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease calls for a term of one year, and as of March 31, 2019, requires payments of $10,000 plus a tax of $1,700, per month. The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms. The next lease renewal is scheduled for renewal in June 2019.

8.
Notes Payable to Bank

At March 31, 2019 and December 31, 2018, the Company had the following notes payable to bank:

	March 31,	December 31,
	2019	2018
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$13,126	$83,918

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	99,999	99,999

Total notes payable to the bank	$113,125	$183,917

These notes are personally guaranteed by John C. Lawrence the Company’s Chief Executive Officer and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,999.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

9.
Debt

Long-Term debt at March 31, 2019 and December 31, 2018 is as follows:	March 31,	December 31,
	2019	2018
Note payable to Zeo Inc., non interest bearing, payable in 11 quarterly installments of $8,300 with a final payment of $8,700; maturing December 2022; uncollateralized.	$100,000	$100,000

Note payable to Cat Financial Services, bearing interest at 6%; payable in monthly installments of $1,300; maturing August 2019; collateralized by equipment.	9,088	14,022

Note payable to Cat Financial Services, bearing interest at 6%; payable in monthly installments of $778; maturing December 2022; collateralized by equipment.	31,940	34,390

Note payable to De Lage Landen Financial Services, bearing interest at 3.51%; payable in monthly installments of $655; maturing September 2019; collateralized by equipment.	3,294	5,851

Note payable to De Lage Landen Financial Services, bearing interest at 3.51%; payable in monthly installments of $655; maturing December 2019; collateralized by equipment.	5,844	8,371

Note payable to Phyllis Rice, bearing interest at 1%; payable in monthly installments of $2,000; originally maturing March 2015; collateralized by equipment.	9,146	12,146

Obligation payable for Soyatal Mine, non-interest bearing, annual payments of $100,000 or $200,000 through 2020, net of discount of $19,156 and $23,321, respectively. In addition, the Company is deliquent on payments of $392,069 related to this loan.	623,913	639,747

Obligation payable for Guadalupe Mine, non-interest bearing, annual payments from $60,000 to $149,078 through 2026, net of discount of $238,572 and $252,444, respectively. In addition, the Company is delinquent on payments of $32,539 related to this loan.	910,535	918,663
	1,693,760	1,733,190
Less current portion	(725,317)	(705,460)
Long-term portion	$968,443	$1,027,730

At March 31, 2019, principal payments on debt are due as follows:

3 Months Ending March 31,	Principal Payment	Discount	Net
2020	$791,908	$(66,591)	$725,317
2021	264,928	(51,140)	213,788
2022	190,396	(40,765)	149,631
2023	182,996	(34,266)	148,730
2024	149,078	(27,378)	121,700
Thereafter	371,181	(36,587)	334,594
	$1,950,487	$(256,727)	$1,693,760

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

10.
Related Party Transactions

During the three months ended March 31, 2019 and 2018, the Chairman of the audit committee and compensation committee received $0 and $4,500, respectively, for services performed. See Note 11 for shares of common stock issued to directors.

During the three months ended March 31, 2019 and 2018, the Company paid $1,584 and $2,461, respectively, to John Lawrence, our President and Chief Executive Officer, as reimbursement for equipment used by the Company. Mr. Lawrence advanced the Company $125,200 for ongoing operating expenses during the quarter ended March 31, 2019.

11.
Stockholder’s Equity

Issuance of Common Stock for Payable to Board of Directors

During the quarters ended March 31, 2019 and March 31, 2018, the Company accrued $31,250 and $43,750, respectively, in directors’ fees payable that will be paid in common stock.

In January 2019, the Company issued Daniel Parks, the Company’s Chief Financial Officer, 200,000 shares of the Company’s common stock with a fair value of $136,000 to retain his services. As part of the agreement, Mr. Parks’ hours worked and financial compensation have been reduced.

12.
Plant Acquisition

On August 31, 2018, the Company closed a Member Interest and Capital Share Agreement (the “Agreement”) with Great Lakes Chemical Corporation and Lanxess Holding Company US Inc., as the sellers, and the Company as the buyer. Under the Agreement, the Company acquired a subsidiary of the sellers which includes an antimony plant, equipment and land located in Reynosa, Mexico.  The Company is disassembling, salvaging and transporting the antimony plant and equipment for use in its existing operations in both Mexico and the United States. The project involves moving heavy equipment and could take up to a year.  In addition, the Company was paid $1,500,000 by the sellers, which was recognized as operating income in the quarter ended September 30, 2018, to assist in the salvage and transport costs of the useable equipment. The transaction was accounted for as an asset acquisition as there was no business associated with the acquired assets. As of March 31, 2019, we have substantially completed the demolition and transportation of the salvaged equipment. The real property acquired with the plant was sold for $700,000 in November 2018, for which the Company received $300,000 in 2018 and the remaining balance of $400,000 in the three month period ended March 31, 2019.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.
Business Segments, continued:

Segment disclosure regarding sales to major customers is located in Note 4.

Properties, plants and equipment, net:	March 31, 2019	December 31, 2018
Antimony
United States	$1,625,783	$1,635,315
Mexico	11,786,592	11,660,769
Subtotal Antimony	13,412,375	13,296,084
Precious metals	605,462	615,719
Zeolite	1,298,630	1,315,369
Total	$15,316,467	$15,227,172

Total Assets:	March 31, 2019	December 31, 2018
Antimony
United States	$2,183,085	$2,199,694
Mexico	12,616,734	12,824,292
Subtotal Antimony	14,799,819	15,023,986
Precious metals	605,462	615,719
Zeolite	1,891,789	1,917,418
Total	$17,297,070	$17,557,123

	For the three months ended
Capital expenditures:	March 31, 2019	March 31, 2018
Antimony
United States	$1,345	$-
Mexico	274,906	40,085
Subtotal Antimony	276,251	40,085
Precious Metals	6,754	40,988
Zeolite	29,563	13,732
Total	$312,568	$94,805

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.
Business Segments, continued:

Segment Operations for the three	Antimony	Antimony	Total	Precious	Bear River
months ended March 31, 2019	USAC	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$1,545,284	$160,539	$1,705,823	$24,527	$726,015	$2,456,365

Depreciation and amortization	10,878	149,083	159,961	17,011	46,301	223,273

Income (loss) from operations	(52,096)	(802,676)	(854,772)	7,516	163,489	(683,767)

Other income (expense):	(1,367)	(18,287)	(19,654)	-	(4,039)	(23,693)

NET INCOME (LOSS)	$(53,463)	$(820,963)	$(874,426)	$7,516	$159,450	$(707,460)

Segment Operations for the three	Antimony	Antimony	Total	Precious	Bear River
months ended March 31, 2018	USAC	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$1,681,812	$-	$1,681,812	$60,410	$690,707	$2,432,929

Depreciation and amortization	13,209	149,004	162,213	67,529	47,820	277,562

Income (loss) from operations	198,039	(742,781)	(544,742)	(7,119)	152,092	(399,769)

Other income (expense):	(778)	(71,120)	(71,898)	-	(2,773)	(74,671)

NET INCOME (LOSS)	$197,261	$(813,901)	$(616,640)	$(7,119)	$149,319	$(474,440)

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

Antimony - Combined USA	1st Quarter	1st Quarter
and Mexico	2019	2018
Lbs of Antimony Metal USA	233,596	263,620
Lbs of Antimony Metal Mexico:	209,552	152,344
Total Lbs of Antimony Metal Sold	443,148	415,964
Average Sales Price/Lb Metal	$3.85	$4.04
Net loss/Lb Metal	$(1.97)	$(1.48)

Gross antimony revenue - net of discount	$1,705,823	$1,681,812

Cost of sales	(1,963,964)	(1,906,002)
Operating expenses	(596,631)	(320,552)
Non-operating expenses	(19,654)	(71,898)
	(2,580,249)	(2,298,452)

Net loss - antimony	(874,426)	(616,640)
Depreciation,& amortization	159,961	162,213
EBITDA - antimony	$(714,465)	$(454,427)

Precious Metals
Ounces sold
Gold	6	12
Silver	1,724	4,073

Gross precious metals revenue	$24,527	$60,410
Production costs, royalties, and shipping costs	(17,011)	(67,529)
Net income (loss) - precious metals	7,516	(7,119)
Depreciation	17,011	67,529
EBITDA - precious metals	$24,527	$60,410

Zeolite
Tons sold	3,841	3,753
Average Sales Price/Ton	$189.02	$184.04
Net income/Ton	$41.51	$39.79

Gross zeolite revenue	$726,015	$690,707
Cost of sales	(544,443)	(514,486)
Operating expenses	(18,083)	(24,129)
Non-operating expenses	(4,039)	(2,773)
Net income - zeolite	159,450	149,319
Depreciation	46,301	47,820
EBITDA - zeolite	$205,751	$197,139

Company-wide
Gross revenue	$2,456,365	$2,432,929
Production costs	(2,525,418)	(2,488,017)
Operating expenses	(614,714)	(344,681)
Non-operating expenses	(23,693)	(74,671)
Net income (loss)	(707,460)	(474,440)
Depreciation,& amortization	223,273	277,562
EBITDA	$(484,187)	$(196,878)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Company-Wide

For the first quarter of 2019, we recognized a net loss of $707,460, on sales of $2,456,365, compared to a net loss of $474,440 in the first quarter of 2018 on sales of $2,432,929. In addition to normal operating costs, the loss in the first quarter of 2019 was primarily due to the one time cost to demolish the Lanxess plant in Reynosa, Mexico ($76,130), an increase in administrative salaries paid by issuance of stock ($136,000), a reduction in precious metals revenue ($35,883), and the cost of the listing on the NYSE ($60,000). The loss in the first quarter of 2018 was primarily due to decrease in the raw materials received from our North American supplier. During 2018, we endured supply interruptions from our North American supplier, but we anticipate that near normal supply quantities will resume for the remainder of 2019.

For the first quarter of 2019, EBITDA was a negative $484,187 compared to a negative $196,878 for the same period of 2018.

Net non-cash expense items totaled $410,347 for 2019 and included $223,273 for depreciation and amortization, $18,037 for amortization of debt discount, $31,250 for director compensation, $136,000 for stock issued for employment, and $1,787 for other items.

Net non-cash expense items totaled $343,969 for the first quarter of 2018 and included $277,562 for depreciation and amortization, $21,120 for amortization of debt discount, $43,750 for director compensation and $1,537 for other items.

For the first quarter of 2019, general and administrative expenses were $205,174 compared to $150,831 for the same period of 2018.

Antimony

For the three months ended March 31, 2019, we sold 443,148 pounds of antimony compared to 415,964 pounds for the three months ended March 31, 2018. The raw material received from our North American supplier decreased by approximately 30,000 pounds for the three months ended March 31, 2019, compared to the same quarter for 2018. We had a increase in raw material of approximately 57,000 pounds from Mexico for the first quarter of 2019 compared to the same quarter for 2018.

The average sales price of antimony during the three months ended March 31, 2019 was $3.85 per pound compared to $4.04 during the same period in 2018.

The cyanide leach circuit at Puerto Blanco has been permitted, and construction of the leach circuit is underway and is nearly complete. The largest project was the construction of the tailings pond, and it is ready for a liner.

At the Wadley mine, production is being increased with more miners and load haul dump equipment. The use of pneumatic hammers is planned in lieu of explosives. We believe that we can double our production from this mine in 2019.

The Guadalupe mine has started production, and will be shipping direct shipping ore to our Madero smelter during 2019.

The Soyatal mine will be started once we receive an explosives permit.

Precious Metals

The caustic leach of flotation concentrates from Los Juarez was successful, and the pilot production of the Los Juarez gold, silver, and antimony will commence with the completion of the cyanide leach plant at Puerto Blanco. The cyanide leach plant at Puerto Blanco is on schedule to start testing in quarter two of 2019. Tests will include three technical discoveries that we expect to increase recovery and expedite processing.

For the three months ended March 31, 2019, income for precious metals was $24,527, compared to $60,410 for the same period of 2018.

The estimated recovery of precious metals per metric ton, after the caustic leach and cyanide leach circuits, is as follows:

Metal	Assay	Recovery	Value	Value/Mt
Gold	0.035 opmt	90%	$1200/oz	$37.80
Silver	3.27 opmt	90%	$15.50/oz	$45.61
Antimony	0.652%	70%	4.14/lb	$41.52
Total				$124.93

Current and prior years’ revenue from precious metals is as follows:

Precious Metal Sales Silver/Gold
Montana	2019	2018
Ounces Gold Shipped (Au)	6.45	11.59
Ounces Silver Shipped (Ag)	1,724.40	4,073.27
Total Revenues	$24,527	$60,410

Bear River Zeolite (BRZ)

For the three months ended March 31, 2019, BRZ sold 3,841 tons of zeolite compared to 3,753 tons in the same period of 2018, up 88 tons (2%).

BRZ realized net income of $159,450 after depreciation of $46,301 in the first quarter of 2019, compared to a net income of $149,319 after depreciation of $47,820 for the same quarter of 2018.

BRZ realized an EBITDA for the three months ended March 31, 2019 of $205,571, compared to $197,319 for the same period in 2018.

We are anticipating continued growth in all areas of zeolite sales.

Financial Position

Financial Condition and Liquidity
	March 31, 2019	December 31, 2018
Current assets	$1,519,890	$1,903,256
Current liabilities	(3,855,525)	(3,517,618)
Net Working Capital	$(2,335,635)	$(1,614,362)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Cash provided (used) by operations	$(85,590)	$163,661
Cash provided by collection of note receivable	400,000	-
Cash used for capital outlay	(312,568)	(94,805)
Cash provided (used) by financing:
Net payments (to) from factor	(11,084)	1,870
Payments on notes payable to bank	(70,792)	(95,448)
Principal paid on long-term debt	(57,467)	(48,681)
Advance from related party	125,200	75,000
Checks issued and payable	(845)	(17,203)
Net change in cash and cash equivalents	$(13,146)	$(15,606)

Our net working capital decreased by approximately $721,273 from December 31, 2018. Our cash and cash equivalents decreased by approximately $13,000 during the same period. The decrease in our net working capital was partially due to $76,000 for decommissioning an antimony plant in Reynosa, Mexico, and an increase of approximately $160,000 in the liabilities in Mexico. We spent approximately $312,000 for capital items, including the capitalized portion of demolishing the Lanxess plant in Reynosa, Mexico, and our long term debt decreased by approximately $59,000. We have estimated commitments for construction and improvements of $100,000 to finish building and installing the precious metals leach circuits. We believe that with our current cash balance, along with the future cash flow from operations and operating agreements, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months. We have lines of credit of $202,000 which have been drawn down by $113,125 at March 31, 2019.

ITEM 3.

None

ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of March 31, 2019. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended March 31, 2019.

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

UNITED STATES ANTIMONY CORPORATION (Registrant)

Date: May 15, 2019	By:	/s/ John C. Lawrence
John C. Lawrence, Director and President
(Principal Executive)

Date: May 15, 2019	By:	/s/ Daniel L. Parks
Daniel L. Parks, Chief Financial Officer