Form 10-Q
period 2019-06-30
UNITED STATES ANTIMONY CORP
filed 2019-08-14
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______ to _______

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

At August 14, 2019, the registrant had outstanding 68,757,354 shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED JUNE 30, 2019
(UNAUDITED)

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

ASSETS
	June 30,	December 31,
	2019	2018
Current assets:
Cash and cash equivalents	$45,762	$56,650
Certificates of deposit	253,552	252,954
Accounts receivable	417,005	438,391
Inventories	723,688	755,261
Note receivable - sale of land	-	400,000
Total current assets	1,440,007	1,903,256

Properties, plants and equipment, net	15,254,204	15,227,172
Restricted cash for reclamation bonds	57,247	57,247
IVA receivable and other assets	367,769	369,448
Total assets	$17,119,227	$17,557,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$113,028	$46,482
Accounts payable	2,071,572	1,926,320
Due to factor	13,804	16,524
Accrued payroll, taxes and interest	241,882	159,037
Other accrued liabilities	389,693	353,911
Payables to related party	356,902	93,567
Deferred revenue	32,400	32,400
Notes payable to bank	199,998	183,917
Long-term debt, current portion, net of discount	761,663	705,460
Total current liabilities	4,180,942	3,517,618

Long-term debt, net of discount and current portion	918,435	1,027,730
Hillgrove advances payable	1,134,221	1,134,221
Stock payable to directors for services	62,500	175,000
Asset retirement obligations and accrued reclamation costs	280,794	277,720
Total liabilities	6,576,892	6,132,289
Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $930,000 and $922,500
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,002,470 and $4,961,324
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
68,757,354 and 68,227,171 shares issued and outstanding, respectively	687,573	682,271
Additional paid-in capital	36,712,572	36,406,874
Accumulated deficit	(26,884,598)	(25,691,099)
Total stockholders' equity	10,542,335	11,424,834
Total liabilities and stockholders' equity	$17,119,227	$17,557,123

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

REVENUES	$2,272,283	$2,256,347	$4,728,648	$4,689,276

COST OF REVENUES	2,445,478	2,114,999	4,970,896	4,603,016

GROSS PROFIT (LOSS)	(173,195)	141,348	(242,248)	86,260

OPERATING EXPENSES:
General and administrative	153,909	186,411	359,083	337,242
Salaries and benefits	100,362	96,427	333,030	187,873
Other operating expenses	10,500	-	86,630	-
Professional fees	22,452	18,563	123,194	120,967
TOTAL OPERATING EXPENSES	287,223	301,401	901,937	646,082

INCOME (LOSS) FROM OPERATIONS	(460,418)	(160,053)	(1,144,185)	(559,822)

OTHER INCOME (EXPENSE):
Interest income	31	268	772	830
Interest expense	(24,228)	(24,814)	(46,716)	(48,647)
Foreign exchange gain (loss)	-	62,752	-	12,752
Factoring expense	(1,424)	(938)	(3,370)	(2,338)
TOTAL OTHER INCOME (EXPENSE)	(25,621)	37,268	(49,314)	(37,403)

NET INCOME (LOSS)	(486,039)	(122,785)	(1,193,499)	(597,225)
Preferred dividends	(12,162)	(12,162)	(24,325)	(24,325)

Net income (loss) available to common stockholders	$(498,201)	$(134,947)	$(1,217,824)	$(621,550)

Net income (loss) per share of common stock:
Basic	$(0.01)	Nil	$(0.02)	$(0.01)
Diluted	$(0.01)	Nil	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic	68,721,070	67,959,175	68,614,804	67,724,965
Diluted	68,721,070	67,959,175	68,613,804	67,724,965

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30, 2019	June 30, 2018
Cash Flows From Operating Activities:
Net income (loss)	$(1,193,499)	$(597,225)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	446,546	452,659
Amortization of debt discount	36,338	42,240
Accretion of asset retirement obligation	3,074	3,074
Common stock issued for services	136,000	-
Common stock payable for directors' fees	62,500	87,500
Foreign exchange loss (gain)	-	(12,752)
Other non cash items	(598)	(656)
Change in:
Accounts receivable, net	21,386	(98,712)
Inventories	31,573	202,013
Other current assets	-	4,697
Other assets	1,679	(11,935)
Accounts payable	145,252	91,299
Accrued payroll, taxes and interest	82,845	26,420
Deferred revenues	-	(27,649)
Other accrued liabilities	35,782	36,834
Payables to related parties	36,135	10
Net cash provided (used) by operating activities	(154,987)	197,817

Cash Flows From Investing Activities:
Payment received on note receivable for sale of land	400,000	-
Purchases of properties, plants and equipment	(473,578)	(174,388)
Net cash used by investing activities	(73,578)	(174,388)

Cash Flows From Financing Activities:
Change in checks issued and payable	66,546	82,330
Net proceeds from (payments to) factor	(2,720)	(5,440)
Advances from related party	227,200	75,000
Payment on advances from related party	-	(75,000)
Proceeds from notes payable to bank	16,081	-
Principal paid notes payable to bank, net	-	(1,556)
Principal payments on long-term debt	(89,430)	(110,872)
Net cash provided (used) by financing activities	217,677	(35,538)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,888)	(12,109)
Cash and cash equivalents and restricted cash at beginning of period	113,897	91,332
Cash and cash equivalents and restricted cash at end of period	$103,009	$79,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Common stock payable issued to directors	$175,000	$175,000

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

For the three month periods ended June 30, 2019 and and June 30, 2018

					Additional		Total
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
Three months ended June 30, 2019	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, April 1, 2019	2,678,909	$26,788	68,427,171	$684,271	$36,540,874	$(26,398,559)	$10,853,374

Issuance of common stock to Directors			330,183	3,302	171,698		175,000
Net loss						(486,039)	(486,039)
Balances, June 30, 2019	2,678,909	$26,788	68,757,354	$687,573	$36,712,572	$(26,884,598)	$10,542,335

					Additional		Total
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
Three months ended June 30, 2018	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, April 1, 2018	2,678,909	$26,788	67,488,153	$674,881	$36,239,264	$(27,038,764)	$9,902,169

Issuance of common stock to Directors			739,018	7,390	167,610		175,000
Net loss						(122,785)	(122,785)
Balances, June 30, 2018	2,678,909	$26,788	68,227,171	$682,271	$36,406,874	$(27,161,549)	$9,954,384

For the six month periods ended June 30, 2019 and and June 30, 2018

					Additional		Total
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
Six months ended June 30, 2019	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, January 1, 2019	2,678,909	$26,788	68,227,171	$682,271	$36,406,874	$(25,691,099)	$11,424,834

Issuance of common stock to chief financial officer			200,000	2,000	134,000		136,000
Issuance of common stock to Directors			330,183	3,302	171,698		175,000
Net loss						(1,193,499)	(1,193,499)
Balances, June 30, 2019	2,678,909	$26,788	68,757,354	$687,573	$36,712,572	$(26,884,598)	$10,542,335

					Additional		Total
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
Six months ended June 30, 2018	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, January 1, 2018	2,678,909	$26,788	67,488,153	$674,881	$36,239,264	$(26,564,324)	$10,376,609

Issuance of common stock to Directors			739,018	7,390	167,610		175,000
Net loss						(597,225)	(597,225)
Balances, June 30, 2018	2,678,909	$26,788	68,227,171	$682,271	$36,406,874	$(27,161,549)	$9,954,384

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Going Concern Consideration

At June 30, 2019, the Company’s consolidated financial statements show negative working capital of approximately $2.7 million and accumulated deficit of approximately $26.9 million.  In addition, the Company has a net loss of $1,193,499 for the six month period ended June 30, 2019, and the Company has had recurring operating losses for most of the prior periods.  These factors indicate that there may be doubt regarding the ability to continue as a going concern for the next twelve months.

The continuing losses are principally a result of the falling prices of antimony and the Company’s antimony operations and production costs incurred in Mexico.

Regarding the antimony division, prices decreased approximately 13% in the first six months of 2019 compared to the same period in the prior year.  For the six months ended June 30, 2019, the average sale price for antimony was approximately $3.73 per pound compared to a price of $4.28 per pound for the six months ended June 30, 2018. During 2018, we endured supply interruptions from our North American supplier, but shipments have resumed, although at a lower level than years prior to 2018. A new supply agreement negotiated with our North American supplier in 2017 has helped us with cash flow from our antimony division in 2018, but falling prices for antimony have caused us to see a need for a better supply agreement in 2019.

In 2017, we reduced costs for labor at the Mexico locations which has resulted in a lower overall production costs in Mexico and we adjusted operating approaches at Madero that resulted in decreased operating costs for fuel, natural gas, electricity, and reagents for 2018 and 2019. In June of 2019, we again reached agreement with our miners in Mexico to reduce labor costs, and we completed installation of one of the large rotating furnaces (LRFs) we obtained from the Lanxess transaction, which has resulted in lower operating costs. The Company’s 2019 plan involves ramping up production at our antimony properties in Mexico, and installing additional LRFs obtained from Lanxess. Our expectations are that in the second half of 2019 we can substantially increase the antimony output from our Mexican properties from the 2018 production. We are producing and selling antimony metal directly from Mexico to customers which will save us approximately $0.38 per pound in processing costs and freight. In addition, a new leach circuit expected to come on line during 2019 in Mexico will result in more extraction of precious metals. The portion of the precious metals recovery system at the Madero smelter is complete and the cyanide leach circuit being built at the Puerto Blanco plant is expected to be completed and tested in the third quarter of 2019. We expect to be receiving income from the production of precious metals some time during the fourth quarter of 2019. We believe that with the lower cost per pound due to increased production and the savings from shipping metal directly from

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation, Continued:

Going Concern Consideration, continued

Mexico, we will have positive cash flow for Mexican antimony production by the end of the year and that we will be selling precious metals produced from Los Juarez before the end of 2019. Our orders for antimony were slow during the latter part of the second quarter of 2019, which we believe was caused by the uncertainties of trade with China.

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations without the need for additional borrowings or selling shares of its common stock. The Company plans to continue keeping current on its debt payments in 2019 through cash flows from operations while we continue with the expansion of our Mexican operation. As of August 14, 2019, we have received payment and are in the process of completing a common stock private placement for $444,160 to complete the precious metals circuit at our Puerto Blanco milling facility, and to make cost saving repairs at our Montana smelter. Management believes that the actions taken to increase our capital, and to increase production and revenue from both antimony and precious metals, along with a reduction in production costs, will enable the Company to meet its obligations for the next twelve months.

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

For the three and six months ended June 30, 2019 and 2018, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	June 30, 2019	June 30, 2018
Warrants	250,000	250,000
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,001,005	2,001,005

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

Sales of products for the three and six month periods ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Antimony	$1,507,588	$1,492,520	$3,213,411	$3,174,333
Zeolite	704,172	682,534	1,430,187	1,373,240
Precious metals	60,523	81,293	85,050	141,703
	$2,272,283	$2,256,347	$4,728,648	$4,689,276

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.
Revenue Recognition, Continued:

The following is sales information by geographic area based on the location of customers for the three and six-month periods ended June 30, 2019 and 2018

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States	$1,819,707	$1,878,244	$3,928,276	$4,125,935
Canada	139,523	378,103	326,780	563,341
Mexico	313,053	-	473,592	-
	$2,272,283	$2,256,347	$4,728,648	$4,689,276

Sales of products to significant customers were as follows for the three and six month periods ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Mexichem Speciality Compounds	$375,514	$669,103	$1,059,525	$1,397,681
Nyacol Nanotechnologies	267,638	-	404,324	-
Kohler Corporation	454,943	334,778	913,037	651,550
Ampacet Corporation	-	-	-	330,260
ZEO, Inc.	-	185,730	-	-
	$1,098,095	$1,189,611	$2,376,886	$2,379,491
% of Total Revenues	48.33%	52.70%	50.27%	50.70%

Accounts receivable from largest customers were as follows for June 30, 2019 and December 31, 2018:

Accounts Receivable	June 30, 2019	December 31, 2018
DanaMart	$-	$143,890
Axens North America Inc.	25,121	34,912
Earth Innovations Inc.	-	35,967
Kohler	123,106	-
Nutreco Canada Inc.	27,963	-
	$176,190	$214,769
% of Total Receivables	42.25%	49.00%

Our trade accounts receivable balance related to contracts with customers was $417,005 at June 30, 2019 and $438,391 at December 31, 2018. Our products do not involve any warranty agreements and product returns are not typical.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

5.
Inventories

Inventories at June 30, 2019 and December 31, 2018 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at June 30, 2019 and December 31, 2018 is as follows:

	June 30,	December 31,
	2019	2018
Antimony Metal	$-	$8,127
Antimony Oxide	252,128	255,782
Antimony Concentrates	-	2,214
Antimony Ore	201,543	257,067
Total antimony	453,671	523,190
Zeolite	270,017	232,071
	$723,688	$755,261

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

Accounts Receivble	June 30, 2019	December 31, 2018
Accounts receivable - non factored	$403,201	$421,867
Accounts receivable - factored with recourse	13,804	16,524
Accounts receivable - net	$417,005	$438,391

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

7.
Commitments and Contingencies

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease calls for a term of one year and, as of June 30, 2019, requires payments of $10,000 plus a tax of $1,700, per month. The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms. The next lease is scheduled for renewal in June 2020.

8.
Notes Payable to Bank

At June 30, 2019 and December 31, 2018, the Company had the following notes payable to bank:

	June 30,	December 31,
	2019	2018
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$99,999	$83,918

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	99,999	99,999
Total notes payable to the bank	$199,998	$183,917

These notes are personally guaranteed by John C. Lawrence the Company’s Chief Executive Officer and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,999.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

9.
Debt

Long-Term debt at Jume 30, 2019 and December 31, 2018 is as follows:	June 30,	December 31,
	2019	2018
Note payable to Zeo Inc., non interest bearing,
payable in 11 quarterly installments of $8,300 with a final payment of $8,700; (1)
maturing December 2022; uncollateralized.	$100,000	$100,000
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $1,300; maturing
August 2019; collateralized by equipment.	5,321	14,022
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $778; maturing
December 2022; collateralized by equipment.	30,071	34,390
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	2,005	5,851
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing December 2019; collateralized by equipment.	4,569	8,371
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; originally maturing
March 2015; collateralized by equipment.	6,146	12,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2020, net of discount
of $19,156 and $23,321, respectively. (2)	618,078	639,747
Obligation payable for Guadalupe Mine, non-interest bearing, annual payments from $60,000 to $149,078 through 2026, net of discount
of $238,572 and $252,444, respectively. (3)	913,908	918,663
	1,680,098	1,733,190
Less current portion	(761,663)	(705,460)
Long-term portion	$918,435	$1,027,730

(1)
Payments starting the fourth quarter of 2019.

(2)
At June 30, 2019, the Company has not made $432,069 of principal payments due in previous periods on this note.  At June 30, 2019, all but $47,619 of the balance is classified as a current liability.  The creditor has agreed to accept payments of $2,500 USD per month through June 30, 2020, at which time the parties may agree to an extension of that payment schedule, or modify the payment schedule.  The note holder accepted, and was paid, $7,500 USD as payment for the months of April, May, and June of 2019.

(3)
At June 30, 2019, the Company is delinquent in $59,308 of principal payments on this note. At June 30, 2019, the delinquent balance is classified as a current liability.  The Company is currently working with the lenders to modify the payment terms to cure the delinquent status. The Company has not received notice from the lenders indicating default on the loan.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

9.
Debt, Continued:

At June 30, 2019, principal payments on debt are due as follows:

12 Months Ending June 30,	Principal Payment	Discount	Net
2020	$824,100	$(62,437)	$761,663
2021	240,956	(48,238)	192,718
2022	191,009	(39,188)	151,821
2023	179,735	(32,594)	147,141
2024	149,077	(25,605)	123,472
Thereafter	333,912	(30,629)	303,283
	$1,918,789	$(238,691)	$1,680,098

10.
Related Party Transactions

During the three and six months ended June 30, 2018, the Chairman of the audit committee and compensation committee received $4,500, and $9,000, respectively, for services performed. No compensation was received during the three and six month periods ended June 30, 2019. See Note 12 for shares of common stock issued to directors.

For the three and six months ended June 30, 2019, the Company paid $3,480 and $2,461, respectively, compared to $5,064, and $4,555 for the three and six months ended June 30, 2018, to John Lawrence, our President and Chief Executive Officer, as reimbursement for equipment used by the Company. Mr. Lawrence advanced the Company $227,200 for ongoing operating expenses during the six months ended June 30, 2019. In addition to the loan that was owed to Mr. Lawrence at June 30, 2019, the Company also owed Mr. Lawrence for payroll and other liabilities equal to $129,702 for a total owed to Mr. Lawrence at June 30, 2019 of $356,902.

11.
Income Taxes

During the three and six months ended June 30, 2019, and the year ended December 31, 2018, the Company determined that a valuation allowance equal to 100% of any deferred tax asset was appropriate, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of its net deferred tax asset. The net effect is that the deferred tax asset is fully reserved for at June 30, 2019 and December 31, 2018. Management estimates the effective tax rate at 0% for the current year.

12.
Stockholder’s Equity

Issuance of Common Stock for Payable to Board of Directors

During the six month period ended June 30, 2019, the Board of Directors was issued a total of 330,183 shares of common stock for $175,000 in directors’ fees that were payable at December 31, 2018. In addition, during the three and six months ended June 30, 2019, the Company accrued $31,250 and $62,500, respectively, in directors’ fees payable that will be paid in common stock.

In January 2019, the Company issued Daniel Parks, the Company’s Chief Financial Officer, 200,000 shares of the Company’s common stock with a fair value of $136,000 to retain his services. As part of the agreement, Mr. Parks’ hours worked and financial compensation were reduced.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.
Plant Acquisition

On August 31, 2018, the Company closed a Member Interest and Capital Share Agreement (the “Agreement”) with Great Lakes Chemical Corporation and Lanxess Holding Company US Inc., as the sellers, and the Company as the buyer. Under the Agreement, the Company acquired a subsidiary of the sellers which includes an antimony plant, equipment and land located in Reynosa, Mexico.  The Company disassembed, salvaged and transported the antimony plant and equipment for use in its existing operations in both Mexico and the United States. The project involved moving heavy equipment and was completed in the second quarter of 2019.  In addition, the Company was paid $1,500,000 by the sellers, which was recognized as operating income in the quarter ended September 30, 2018, to assist in the salvage and transport costs of the useable equipment. The transaction was accounted for as an asset acquisition as there was no business associated with the acquired assets. The real property acquired with the plant was sold for $700,000 in November 2018, for which the Company received $300,000 in 2018 and the remaining balance of $400,000 in the three month period ended March 31, 2019.

14.
Business Segments

The Company is currently organized and managed by four segments, which represent our operating units: United States antimony operations, Mexican antimony operations, precious metals recovery and United States zeolite operations.

The Madero smelter and Puerto Blanco mill at the Company’s Mexico operation produces crude oxide and crude metal that is shipped to Montana for finishing at the Thompson Falls, Montana, plant, or finished antimony metal that is sold directly to customers in the United States. The precious metals recovery plant is operated in conjunction with the antimony processing plant at Thompson Falls, Montana. The zeolite operation produces zeolite near Preston, Idaho. Almost all of the sales of products from the United States antimony and zeolite operations are to customers in the United States.

Segment disclosure regarding sales to major customers is located in Note 4.

Properties, plants
and equipment, net:	June 30, 2019	December 31, 2018
Antimony
United States	$1,616,273	$1,635,315
Mexico	11,779,305	11,660,769
Subtotal Antimony	13,395,577	13,296,084
Precious metals	594,850	615,719
Zeolite	1,263,777	1,315,369
Total	$15,254,204	$15,227,172

Total Assets:	March 31, 2019	December 31, 2018
Antimony
United States	$2,171,811	$2,199,694
Mexico	12,453,537	12,824,292
Subtotal Antimony	14,625,348	15,023,986
Precious metals	594,850	615,719
Zeolite	1,899,029	1,917,418
Total	$17,119,227	$17,557,123

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.
Business Segments, Continued:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Capital expenditures:
Antimony
United States	$1,368	$-	$2,713	$-
Mexico	141,797	70,892	416,703	110,977
Subtotal Antimony	143,165	70,892	419,416	110,977
Precious Metals	6,398	-	13,152	40,988
Zeolite	11,447	8,691	41,010	22,423
Total	$161,010	$79,583	$473,578	$174,388

Segment Operations for the three	Antimony	Antimony	Total	Precious
months ended June 30, 2019	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$1,194,535	$313,053	$1,507,588	$60,523	$704,172	$2,272,283

Depreciation and amortization	$10,878	$149,083	$159,961	$17,011	$46,301	$223,273

Income (loss) from operations	(56,245)	(629,422)	(685,667)	43,513	181,736	(460,418)

Other income (expense):	(4,420)	(18,051)	(22,471)	-	(3,150)	(25,621)

NET INCOME (LOSS)	$(60,665)	$(647,473)	$(708,138)	$43,513	$178,586	$(486,039)

Segment Operations for the three	Antimony	Antimony	Total	Precious
months ended June 30, 2018	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$1,492,520	$-	$1,492,520	$81,293	$682,534	$2,256,347

Depreciation and amortization	$13,170	$97,844	$111,014	$17,011	$47,072	$175,097

Income (loss) from operations	391,895	(808,575)	(416,680)	114,801	141,826	(160,053)

Other income (expense):	(1,938)	41,630	39,692	-	(2,424)	37,268

NET INCOME (LOSS)	$389,957	$(766,945)	$(376,988)	$114,801	$139,402	$(122,785)

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.
Business Segments, Continued:

Segment Operations for the six	Antimony	Antimony	Total	Precious
months ended June 30, 2019	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$2,739,819	$473,592	$3,213,411	$85,050	$1,430,187	$4,728,648

Depreciation and amortization	$21,755	$298,168	$319,923	$34,021	$92,602	$446,546

Income (loss) from operations	(108,341)	(1,432,098)	(1,540,439)	51,029	345,225	(1,144,185)

Other income (expense):	(5,787)	(36,338)	(42,125)	-	(7,189)	(49,314)

NET INCOME (LOSS)	$(114,128)	$(1,468,436)	$(1,582,564)	$51,029	$338,036	$(1,193,499)

Segment Operations for the six	Antimony	Antimony	Total	Precious
months ended June 30, 2018	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$3,174,333	$-	$3,174,333	$141,703	$1,373,240	$4,689,276

Depreciation and amortization	$26,380	$297,366	$323,746	$34,021	$94,892	$452,659

Income (loss) from operations	589,934	(1,551,357)	(961,423)	107,682	293,919	(559,822)

Other income (expense):	(2,716)	(29,488)	(32,204)	-	(5,199)	(37,403)

NET INCOME (LOSS)	$587,218	$(1,580,845)	$(993,627)	$107,682	$288,720	$(597,225)

15. Subsequent Events

On August 14, 2019, we have received payment and are in the process of completing the issuance of approximately 925,333 shares of our common stock for $444,160. Each share includes one-half warrant to purchase one share of stock at $0.65 per share for three years from the date of issuance.

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

Antimony - Combined USA	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
and Mexico	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Lbs of Antimony Metal USA	175,823	161,044	409,419	424,664
Lbs of Antimony Metal Mexico:	242,306	165,214	451,858	317,558
Total Lbs of Antimony Metal Sold	418,129	326,258	861,277	742,222
Average Sales Price/Lb Metal	$3.61	$4.57	$3.73	$4.28
Net loss/Lb Metal	$(1.69)	$(1.16)	$(1.84)	$(1.34)

Gross antimony revenue	$1,507,588	$1,492,520	$3,213,411	$3,174,333

Cost of sales - domestic	(859,301)	(834,627)	(1,643,463)	(2,024,663)
Cost of sales - Mexico	(1,065,791)	(795,125)	(2,245,594)	(1,511,093)
Operating expenses	(268,163)	(279,448)	(864,794)	(600,000)
Non-operating expenses	(22,471)	39,692	(42,125)	(32,204)
	(2,215,726)	(1,869,508)	(4,795,976)	(4,167,960)

Net loss - antimony	(708,138)	(376,988)	(1,582,565)	(993,627)
Depreciation,& amortization	159,961	111,014	319,923	323,746
EBITDA - antimony	$(548,177)	$(265,974)	$(1,262,642)	$(669,881)

Precious Metals
Ounces sold
Gold	18	15	24	29
Silver	3,408	4,960	5,133	9,841

Gross precious metals revenue	$60,523	$81,293	$85,050	$141,703
Production costs, royalties, and shipping costs	(17,011)	33,508	(34,021)	(34,021)
Net income - precious metals	43,512	114,801	51,029	107,682
Depreciation	17,011	17,011	34,021	34,021
EBITDA - precious metals	$60,523	$131,812	$85,050	$141,703

Zeolite
Tons sold	3,600	3,578	7,441	7,331
Average Sales Price/Ton	$195.60	$190.76	$192.20	$187.32
Net income (Loss)/Ton	$49.61	$38.96	$45.43	$39.38

Gross zeolite revenue	$704,172	$682,534	$1,430,187	$1,373,240
Cost of sales	(503,375)	(518,757)	(1,047,818)	(1,033,239)
Operating expenses	(19,060)	(21,951)	(37,143)	(46,082)
Non-operating expenses	(3,150)	(2,424)	(7,189)	(5,199)
Net income - zeolite	178,587	139,402	338,037	288,720
Depreciation	46,301	47,072	92,601	94,892
EBITDA - zeolite	$224,888	$186,474	$430,638	$383,612

Company-wide
Gross revenue	$2,272,283	$2,256,347	$4,728,648	$4,689,276
Production costs	(2,445,478)	(2,114,999)	(4,970,896)	(4,603,016)
Operating expenses	(287,223)	(301,401)	(901,937)	(646,082)
Non-operating expenses	(25,621)	37,268	(49,314)	(37,403)
Net income (loss)	(486,039)	(122,785)	(1,193,499)	(597,225)
Depreciation,& amortization	223,273	175,097	446,545	452,659
EBITDA	$(262,766)	$52,312	$(746,954)	$(144,566)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Company-Wide

For the second quarter of 2019, we recognized a net loss of $486,039 on sales of $2,272,283, after depreciation and amortization of $223,273. We reported a net loss of $122,785 in the second quarter of 2018 on sales of $2,256,347, after depreciation and amortization of $175,097.

For the first six months of 2019, we recognized a net loss of $1,193,499 on sales of $4,728,648, after depreciation and amortization of $446,546. For the first six months of 2018, we reported a net loss of $597,225 on sales of $4,689,276, after depreciation and amortization of $452,659.

For the three and six months ended June 30, 2019, EBITDA was ($262,766) and ($746,954), compared to an EBITDA of $52,312 and ($144,546) for the same periods of 2018.

Net non-cash expense items totaled $272,572 for the three months ended June 30, 2019 and included $223,272 for depreciation and amortization, $18,050 for amortization of debt discount, and $31,250 for director compensation. Net non-cash expense items totaled $681,146 for the six months ended June 30, 2019 and included $446,546 for depreciation and amortization, $36,338 of debt discount, $136,000 for common stock issued for services, and $62,500 for director compensation.

Net non-cash expense items totaled $287,780 for the three months ended June 30, 2018 and included $175,097 for depreciation and amortization, $21,120 for amortization of debt discount, $43,750 for director compensation and $47,813 for other items. Net non-cash expense items totaled $572,065 for the six months ended June 30, 2018 and included $452,659 for depreciation and amortization, $42,240 of debt discount, $87,500 for director compensation and $(10,334) for other items.

For the three and six months ended June 30, 2019, general and administrative expenses were $153,909 and $359,083, respectively, compared to $186,411 and $337,242 for the same periods in 2018.

The falling price for antimony was the primary reason for the increases in our year-over-year losses. Also, in the first half of 2019, we were involved in dismantling furnaces and equipment at Reynosa, Mexico, and moving it to our other operations in Mexico. We also spent time and money preparing our Los Juarez precious metals project for operation and installing furnaces at the Madero smelter. These projects negatively affected our profits.

Antimony

For the three and six months ended June 30, 2019, we sold 418,129 and 861,277 pounds of antimony compared to 326,258 and 742,222 pounds for the three and six months ended June 30, 2018. The increase in sales volume was 28.1% and 16.0% for the six months ending June 30, 2019 and 2018, respectively. We had a increase in raw material from Mexico of approximately 77,000 pounds for the second quarter of 2019, and an increase of approximately 134,000 pounds for the six months ended June 30, 2019, compared to the same periods from a year ago.

The average sales price of antimony during the three and six months ended June 30, 2019 was $3.61 and $3.73 per pound compared to $4.57 and $4.28 during the same periods in 2018. This was a decrease of 21.0% for the second quarter of 2019, and 12.9% for the six months ending June 30, 2019, compared to the same periods from a year ago.

As of June 30, 2019, we have installed three of the large rotating furnaces (LRF) we acquired from the Lanxess Reynosa plant at our Madero smelter. These furnaces are lined and are more efficient than our old LRF, and they will increase our production and efficiency, which will cut our production costs substantially.

To further cut costs, we are producing antimony metal in Mexico, and we are renegotiating our raw material cost both in Mexico and from our North American supplier.

Precious Metals

The cyanide leach circuit at Puerto Blanco has been permitted, and construction of the leach circuit is nearly complete, and we expect to start pilot production during the third quarter of 2019. The largest project is the construction of the tailings pond, and it is ready for a liner and the liner has been delivered and will be installed by the middle of August 2019.

For the three and six months ended June 30, 2019, EBITDA for precious metals was $60,523 and $85,050, compared to $131,812 and $141,703 for the same periods of 2018.

The estimated recovery of precious metals per metric ton, after the caustic leach and cyanide leach circuits, is as follows:

Metal	Assay	Recovery	Value	Value/Mt
Gold	0.035 opmt	90%	$1400/oz	$44.10
Silver	3.27 opmt	90%	$16.0/oz	$44.47
Antimony	0.652%	70%	3.15/lb	$33.85
Total				$122.42

Current and prior years’ revenue from precious metals is as follows:

Precious Metal Sales Silver/Gold	For the three months ended June 30,		For the six months ended June 30,
Montana	2019	2018	2019	2018
Ounces Gold Shipped (Au)	9.67	11.59	16.12	29.43
Ounces Silver Shipped (Ag)	2,680.77	4,073.27	4,405.17	9,841.00
Total Revenues	$37,952	$81,293	$62,479	$141,703

Mexico	2019	2018	2019	2018
Ounces Gold Shipped (Au)	8.21		8.21
Ounces Silver Shipped (Ag)	727.88		727.88
Total Revenues	$22,571		$22,571

Bear River Zeolite (BRZ)

For the three and six months ended June 30, 2019, BRZ sold 3,600 and 7,441 tons of zeolite compared to 3,578 and 7,331 tons in the same periods of 2018, up 22 tons for the three months and 110 tons for the six months.

BRZ realized net income of $178,587 in the second quarter of 2019, compared to $139,402 in the second quarter of 2018. For the six months ended June 30, 2019, BRZ realized net income of $338,037 compared to a net income of $288,720 for the same period a year ago..

BRZ realized an EBITDA for the three and six months ended June 30, 2019 of $224,888 and $430,638, compared to $186,474 and $383,612 for the same periods in 2018.

We are anticipating continued growth in all areas of zeolite sales due to new customers and increasing demand from existing customers as customers realize that BRZ zeolite is one of the finest clinotilolite zeolites in the world.

Financial Position

Financial Condition and Liquidity
	June 30, 2019	December 31, 2018
Current assets	$1,440,007	$1,903,256
Current liabilities	(4,180,942)	(3,517,618)
Net Working Capital	$(2,740,935)	$(1,614,362)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Cash provided (used) by operations	$(154,987)	$197,817
Cash provided by collection of note receivable	400,000	$-
Cash used for capital outlay	(473,578)	(174,388)
Cash provided (used) by financing:
Net payments (to) from factor	(2,720)	(5,440)
Proceeds (payments) on notes payable to bank	16,081	(1,556)
Principal paid on long-term debt	(89,430)	(110,872)
Advances from related party - net	227,200	-
Checks issued and payable	66,546	82,330
Net change in cash and cash equivalents	$(10,888)	$(12,109)

Our net working capital decreased by approximately $1,1 million from December 31, 2018. The decrease in the price of antimony over the last six months has negatively impacted our working capital. Our cash and cash equivalents decreased by approximately $11,000 during the same period. The decrease in our net working capital was partially due to $76,000 for decommissioning an antimony plant in Reynosa, Mexico, and an increase of approximately $195,000 in the liabilities in Mexico. We spent approximately $474,000 for capital items, including the capitalized portion of demolishing the Lanxess plant in Reynosa, Mexico, and our long term debt decreased by approximately $90,000. We have estimated commitments for construction and improvements of $300,000 to finish building and installing the precious metals leach circuits. On August 14, 2019, we have received payment and are in the process of completing the issuance of approximately 925,000 shares of common stock for $444,160, which will provide cash to complete our precious metals plant, and do maintenance that will make our operations more effective and efficient. Decreases in operating expenses in the near future will have a positive effect on our financial position. We believe that with our current cash balance, along with the future cash flow from the capital infusion, and cash flow from operations and operating agreements, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months. We have lines of credit of $202,000 which have been drawn down by $199,998 at June 30, 2019.

PART I - FINANCIAL INFORMATION, CONTINUED:

Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

ITEM 3.

None

ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2019. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended June 30, 2019.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

/s/ John C. Lawrence	Date: August 14, 2019
John C. Lawrence
Director and President (Principal Executive)

/s/ Daniel L. Parks	Date: August 14, 2019
Daniel L. Parks
Chief Financial Officer