Form 10-Q
period 2019-09-30
UNITED STATES ANTIMONY CORP
filed 2019-11-14
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

At November 14, 2019, the registrant had outstanding 69,661,436 shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED SEPTEMBER 30, 2019
(UNAUDITED)

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

ASSETS
	September 30,	December 31,
	2019	2018
Current assets:
Cash and cash equivalents	$71,758	$56,650
Certificates of deposit	253,552	252,954
Accounts receivable	322,940	438,391
Inventories	708,074	755,261
Note receivable - sale of land	-	400,000
Total current assets	1,356,324	1,903,256

Properties, plants and equipment, net	15,229,807	15,227,172
Restricted cash for reclamation bonds	57,248	57,247
IVA receivable and other assets	329,947	369,448
Total assets	$16,973,326	$17,557,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$31,705	$46,482
Accounts payable	2,060,557	1,926,320
Due to factor	59,104	16,524
Accrued payroll, taxes and interest	200,362	159,037
Other accrued liabilities	401,376	353,911
Payables to related parties	343,263	93,567
Deferred revenue	32,400	32,400
Notes payable to bank	198,228	183,917
Long-term debt, current portion, net of discount	851,766	705,460
Total current liabilities	4,178,761	3,517,618

Long-term debt, net of discount and current portion	876,073	1,027,730
Hillgrove advances payable	1,134,221	1,134,221
Stock payable to directors for services	96,875	175,000
Asset retirement obligations and accrued reclamation costs	282,331	277,720
Total liabilities	6,568,261	6,132,289
Commitments and contingencies (Note 7 an 11)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $930,000 and $922,500
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,002,470 and $4,961,324
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
69,661,436 and 68,227,171 shares issued and outstanding, respectively	696,614	682,271
Additional paid-in capital	37,134,853	36,406,874
Accumulated deficit	(27,453,190)	(25,691,099)
Total stockholders' equity	10,405,065	11,424,834
Total liabilities and stockholders' equity	$16,973,326	$17,557,123

The accompanying notes are an integral part of the consolidated financial statements.

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

REVENUES	$1,787,934	$2,091,725	$6,516,582	$6,781,001

COST OF REVENUES	2,058,751	2,268,854	7,029,647	6,871,870

GROSS PROFIT (LOSS)	(270,817)	(177,129)	(513,065)	(90,869)

OPERATING EXPENSES (INCOME):
General and administrative	139,456	151,825	498,539	489,067
Salaries and benefits	91,178	93,723	424,208	281,596
Professional fees	40,010	211,583	163,204	332,550
Other operating expenses	-	-	86,630	-
Gain on plant acquisition (Note 13)	-	(1,500,000)	-	(1,500,000)
TOTAL OPERATING EXPENSES (INCOME)	270,644	(1,042,869)	1,172,581	(396,787)

INCOME (LOSS) FROM OPERATIONS	(541,461)	865,740	(1,685,646)	305,918

OTHER INCOME (EXPENSE):
Interest income	19	19	791	849
Gain on tax settlement (Note 11)	-	443,110	-	443,110
Interest expense	(24,444)	(27,516)	(71,160)	(76,163)
Foreign exchange loss	-	(12,752)	-	-
Factoring expense	(2,706)	(1,154)	(6,076)	(3,492)
TOTAL OTHER INCOME (EXPENSE)	(27,131)	401,707	(76,445)	364,304

NET INCOME (LOSS) BEFORE INCOME TAXES	(568,592)	1,267,447	(1,762,091)	670,222

Preferred dividends	(12,162)	(12,162)	(36,487)	(36,487)

Net income (loss) available to common stockholders	$(580,754)	$1,255,285	$(1,798,578)	$633,735

Net income (loss) per share of common stock:
Basic	$(0.02)	$0.02	$(0.01)	$0.01
Diluted	$(0.02)	$0.02	$(0.01)	$0.01

Weighted average shares outstanding:
Basic	69,224,297	68,227,171	68,818,050	67,894,207
Diluted	69,224,297	68,373,471	68,818,050	67,992,339

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	September 30, 2019	September 30, 2018
Cash Flows From Operating Activities:
Net income (loss)	$(1,762,091)	$670,222
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization expense	732,702	678,010
Gain on tax settlement	-	(443,110)
Gain on plant acquisition	-	(1,500,000)
Amortization of loan discount	54,110	63,360
Accretion of asset retirement obligation	4,611	4,611
Common stock issued for services	136,000	-
Common stock payable for director fees	96,875	131,250
Foreign exchange (gain) loss	-	-
Other non-cash items	(598)	(681)
Change in:
Accounts receivable, net	115,451	(211,637)
Inventories	47,187	197,813
Other current assets	-	4,697
IVA receivable and other assets	39,501	(91,592)
Accounts payable	134,237	28,619
Accrued payroll, taxes and interest	41,325	(49,984)
Deferred revenues	-	(27,649)
Other accrued liabilities	47,465	161,486
Payables to related parties	29,683	33,669
Net cash provided (used) by operating activities	(283,542)	(350,916)

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(677,837)	(411,571)
Payment received on note receivable for sale of land	400,000	-
Proceeds from plant acquisition	-	1,500,000
Net cash provided (used) by investing activities	(277,837)	1,088,429

Cash Flows From Financing Activities:
Net proceeds from (payments to) factor	42,580	5,168
Checks issued and payable	(14,777)	13,572
Stock issued for cash	431,322	-
Advances from related parties	237,400	125,000
Payments on advances from related party	(17,387)	(125,000)
Advances from notes payable to bank	14,311	(92,565)
Principal payments on long-term debt	(116,961)	(178,504)
Net cash provided (used) by financing activities	576,488	(252,329)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,109	485,184
Cash and cash equivalents and restricted cash at beginning of period	113,897	91,332
Cash and cash equivalents and restricted cash at end of period	$129,006	$576,516

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash investing and financing activities:
Common stock payable issued to directors	$175,000	$175,000

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

For the three month periods ended September 30, 2019 and September 30, 2018
					Additional		Total
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
Three months ended September 30, 2019	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, July 1, 2019	2,678,909	$26,788	68,757,354	$687,573	$36,712,572	$(26,884,598)	$10,542,335

Issuance of common stock for cash			904,082	9,041	422,281		431,322
Net loss						(568,592)	(568,592)
Balances, September 30, 2019	2,678,909	$26,788	69,661,436	$696,614	$37,134,853	$(27,453,190)	$10,405,065

					Additional		Total
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
Three months ended September 30, 2018	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, July 1, 2018	2,678,909	$26,788	68,227,171	$682,271	$36,406,874	$(27,161,549)	$9,954,384

Net income						1,267,447	1,267,447
Balances, September 30, 2018	2,678,909	$26,788	68,227,171	$682,271	$36,406,874	$(25,894,102)	$11,221,831

For the nine month periods ended September 30, 2019 and September 30, 2018
					Additional		Total
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
Nine months ended September 30, 2019	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, January 1, 2019	2,678,909	$26,788	68,227,171	$682,271	$36,406,874	$(25,691,099)	$11,424,834

Issuance of common stock to chief financial officer			200,000	2,000	134,000		136,000
Issuance of common stock to Directors			330,183	3,302	171,698		175,000
Issuance of common stock for cash			904,082	9,041	422,281		431,322
Net loss						(1,762,091)	(1,762,091)
Balances, September 30, 2019	2,678,909	$26,788	69,661,436	$696,614	$37,134,853	$(27,453,190)	$10,405,065

					Additional
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
Nine months ended September 30, 2018	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, January 1, 2018	2,678,909	$26,788	67,488,153	$674,881	$36,239,264	$(26,564,324)	$10,376,609

Issuance of common stock to Directors			739,018	7,390	167,610		175,000
Net income						670,222	670,222
Balances, September 30, 2018	2,678,909	$26,788	68,227,171	$682,271	$36,406,874	$(25,894,102)	$11,221,831

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Going Concern Consideration

At September 30, 2019, the Company’s consolidated financial statements show negative working capital of approximately $2.8 million and accumulated deficit of approximately $27.5 million.  In addition, the Company has a net loss of $1,762,091 and cash used in operations of $283,542 for the nine-month period ended September 30, 2019. The Company has had recurring operating losses for most of the prior periods.  These factors indicate that there is substantial doubt regarding the ability to continue as a going concern for the next twelve months.

The continuing losses are principally a result of the falling prices of antimony and production costs incurred in Mexico.

Antimony prices decreased approximately 14% in the first nine months of 2019 compared to the same period in the prior year.  For the nine months ended September 30, 2019, the average sale price for antimony was approximately $3.56 per pound compared to a price of $4.14 per pound for the nine months ended September 30, 2018. In addition, during 2019, we have endured supply interruptions from our North American supplier and shipments have resumed although at a lower level than years prior to 2018. A new supply agreement negotiated with our North American supplier in 2017 helped us with cash flow from our antimony division in 2018, but the continued decrease in prices for antimony have caused us to negotiate a better supply agreement in 2019 which will help us with our cash flow situation. We negotiated a $73,469 decrease in our raw material cost with the supplier for the third quarter.

Since 2017, we have continually reduced labor and other operating costs at our Mexico locations which have resulted in a lower overall production cost in Mexico. In June 2019, we reached agreement with our miners in Mexico to further reduce labor costs. In 2019, we completed installation of three of the large rotating furnaces (LRFs) we obtained from the Lanxess transaction. The Company’s 2019-2020 plan involves ramping up production at our antimony properties in Mexico utilizing the additional LRFs obtained from Lanxess. As a result, we expect to increase the antimony output from our Mexican properties in 2020. In 2019, we began selling antimony metal directly from Mexico to customers which saves us approximately $0.38 per pound in processing costs and freight.

On September 16, 2019, we were awarded a grant for $510,528 to provide the Defense Logistics Agency of the Department of Defense with six samples of antimony tri-sulfide for testing to determine the consistency for making primers for ordnance per military specification MIL-A-159D. We will be paid $85,088 per sample over the next twelve months.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation, continued:

The portion of the precious metals recovery system at the Madero smelter is complete and the cyanide leach circuit being built at the Puerto Blanco plant is complete except for the assaying and lab equipment which will be tested in the fourth quarter of 2019. We expect to be receiving income from the production of precious metals some time during the first half of 2020.

Over the past several years, the Company has made principal payments on most of its debt from cash generated from operations without the need for additional borrowings or selling shares of its common stock. However, we are delinquent on some debt payments (see Note 9).

On November 14, 2019, we completed a common stock private placement for $431,322 to complete the precious metals circuit at our Puerto Blanco milling facility and to make cost saving repairs at our Montana smelter.

Management believes that the actions taken to increase production from both antimony and precious metals coupled with a reduction in production costs will enable the Company to meet most of its obligations for the next twelve months. However, due to the uncertainty of the price of antimony and other operating factors, there is the likelihood that some obligations will not be met.

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

Included in the calculation of diluted earnings per share for the three and nine-month periods ended September 30, 2018 are 250,000 shares of common stock warrants. For the three and nine months ended September 30, 2019 and 2018, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	September 30, 2019	September 30, 2018
Warrants	702,041	-
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,453,046	1,751,005

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

Sales of products for the three and nine month periods ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		NineMonths Ended
	September 30,		September 30,
	2019	2018	2019	2018
Antimony	$1,080,871	$1,366,540	$4,294,281	$4,540,873
Zeolite	651,563	653,365	2,081,751	2,026,605
Precious metals	55,500	71,820	140,550	213,523
	$1,787,934	$2,091,725	$6,516,582	$6,781,001

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.
Revenue Recognition, continued:

The following is sales information by geographic area based on the location of customers for the three and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States	$1,570,364	$1,876,218	$5,498,640	$6,151,068
Canada	217,570	215,507	544,350	629,933
Mexico	-	-	473,592	-
	$1,787,934	$2,091,725	$6,516,582	$6,781,001

Sales of products to significant customers were as follows for the three and nine month periods ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
Sales to Three	September 30,	September 30,	September 30,	September 30,
Largest Customers	2019	2018	2019	2018
Axens North America	$128,805	$-	$-	$-
Ampacet Corporation	-	142,414	-	472,674
Mexichem Specialty Compounds Inc.	314,008	587,568	1,373,533	1,985,249
Kohler Corporation	-	471,358	1,028,624	1,122,908
Nyacol Nanotechnologies	374,070	-	778,394	-
	$816,883	$1,201,340	$3,180,551	$3,580,831
% of Total Revenues	46%	57%	49%	53%

Accounts receivable from largest customers were as follows for September 30, 2019 and December 31, 2018:

Accounts Receivable	September 30, 2019	December 31, 2018
DanaMart	$-	$143,890
Axens North America Inc.	46,654	34,912
Earth Innovations Inc.	35,584	35,967
Ralco Mix Products	26,080	-
	$108,318	$214,769
% of Total Receivables	34%	49%

Our trade accounts receivable balance related to contracts with customers was $322,940 at September 30, 2019 and $438,391 at December 31, 2018. Our products do not involve any warranty agreements and product returns are not typical.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

5.
Inventories

Inventories at September 30, 2019 and December 31, 2018 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at September 30, 2019 and December 31, 2018 is as follows:

	September 30,	December 31,
	2019	2018
Antimony Metal	$37,346	$8,127
Sodium Antimonate	28,568	-
Antimony Oxide	147,304	255,782
Antimony Concentrates	-	2,214
Antimony Ore	198,492	257,067
Total antimony	411,710	523,190
Zeolite	296,364	232,071
	$708,074	$755,261

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

Accounts Receivble	September 30, 2019	December 31, 2018
Accounts receivable - non factored	$263,836	$421,867
Accounts receivable - factored with recourse	59,104	16,524
Accounts receivable - net	$322,940	$438,391

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

7.
Commitments and Contingencies

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease calls for a term of one year and, as of September 30, 2019, requires payments of $10,000 plus a tax of $1,700, per month. The lease is renewable each year with a 15 day notice to the lessor and agreement of terms. The next lease is scheduled for renewal in June 2020.

8.
Notes Payable to Bank

At September 30, 2019, and December 31, 2018, the Company had the following notes payable to bank:

	September 30,	December 31,
	2019	2018
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$99,999	$83,918

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	98,229	99,999
Total notes payable to the bank	$198,228	$183,917

These notes are personally guaranteed by John C. Lawrence the Company’s Chief Executive Officer and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,999.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

9.
Debt

Long-Term debt at September 30, 2019 and December 31, 2018 is as follows:	September 30,	December 31,
	2019	2018
Note payable to Zeo Inc., non interest bearing,
payable in 11 quarterly installments of $8,300 with a final payment of $8,700;
maturing December 2022; uncollateralized.(1)	$100,000	$100,000
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $1,300; maturing
August 2019; collateralized by equipment.	1,498	14,022
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $778; maturing
December 2022; collateralized by equipment.	28,175	34,390
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	1,998	5,851
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	-	8,371
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; originally maturing
March 2015; collateralized by equipment.	6,146	12,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2020, net of discount
of $19,156 and $23,321, respectively. (2)	667,243	639,747
Obligation payable for Guadalupe Mine, non-interest bearing, annual payments from $60,000 to $149,078 through 2026, net of discount
of $201,527 and $252,444, respectively. (3)	922,779	918,663
	1,727,839	1,733,190
Less current portion	(851,766)	(705,460)
Long-term portion	$876,073	$1,027,730

 (1) Payments starting the fourth quarter of 2019.

2) At September 30, 2019, the Company has not made $465,021 of principal payments due in previous periods on this note.    At September 30, 2019, all but $23,585 of the balance is classified as a current liability. The creditor has agreed to accept payments of $2,500 per month through June 30, 2020, at which time the parties may agree to an extension of that payment schedule, or modify the payment schedule. The note holder accepted, and was paid, $40,000 during the nine months ended September 30, 2019.

(3) At September 30, 2019, the Company is delinquent in $91,578 of principal payments on this note.   At September 30, 2019, the delinquent balance is classified as a current liability.  The Company is currently working with the lenders to modify the payment terms to cure the delinquent status.  The Company has not received notice from the lenders indicating default on the loan.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

9.
Debt, continued:

At September 30, 2019, principal payments on debt are due as follows:

12 Months Ending September 30,	Principal Payment	Discount	Net
2020	$910,048	$(58,282)	$851,766
2021	223,957	(45,335)	178,622
2022	191,052	(37,610)	153,442
2023	177,716	(30,922)	146,794
2024	149,077	(23,833)	125,244
Thereafter	296,642	(24,671)	271,971
	$1,948,492	$(220,653)	$1,727,839

10.
Related Party Transactions

During the three and nine months ended September 30, 2018, the Chairman of the audit committee and compensation committee received $4,500 for services performed. No compensation was paid during the three and nine month periods ended September 30, 2019. See Note 12 for shares of common stock issued to directors.

For the three and nine months ended September 30, 2019, the Company paid $1,764 and $8,034, respectively, compared to $1,764, and $6,686 for the three and nine months ended June 30, 2018, to John Lawrence, our President and Chief Executive Officer, as reimbursement for equipment used by the Company. Mr. Lawrence advanced the Company $227,200 for ongoing operating expenses during the nine months ended September 30, 2019, of which $17,387 has been repaid. In addition to the loan that was owed to Mr. Lawrence at September 30, 2019, the Company also owed Mr. Lawrence for payroll and other liabilities equal to $123,250 for a total owed to Mr. Lawrence at September 30, 2019 of $333,063.

John Gustaven, executive Vice President of the Company, advanced the Company $10,200 during the quarter ended September 30, 2019, and is included in payables to related parties at September 30, 2019.

11.
Income Taxes

During the three and nine months ended September 30, 2019, and the year ended December 31, 2018, the Company determined that a valuation allowance equal to 100% of any deferred tax asset was appropriate, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of its net deferred tax asset. The net effect is that the deferred tax asset is fully reserved for at September 30, 2019 and December 31, 2018. Management estimates the effective tax rate at 0% for the current year.

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

The Company has been notified that SAT has re-opened its assessment of USAMSA’s 2013 income tax return which could result in a separate assessment. It is too early in the process to estimate any potential outcome. At September 30, 2019, the Company does not believe it will be assessed any taxes, interest or penalties as a result of this assessment.

12.
Stockholder’s Equity

Issuance of Common Stock for Payable to Board of Directors

During the nine-month period ended September 30, 2019, the Board of Directors was issued a total of 330,183 shares of common stock for $175,000 in directors’ fees that were payable at December 31, 2018. In addition, during the three and nine months ended September 30, 2019, the Company accrued $34,375 and $96,875, respectively, in directors’ fees payable that will be paid in common stock.

In January 2019, the Company issued Daniel Parks, the Company’s Chief Financial Officer, 200,000 shares of the Company’s common stock with a fair value of $136,000 to retain his services. As part of the agreement, Mr. Parks’ hours worked and cash compensation were reduced.

On May 3, 2018, the Board of Directors was issued a total of 739,018 shares of common stock for $175,000 in directors’ fees that were payable at December 31, 2017. In addition, during the three and nine months ended September 30, 2018, the Company accrued $43,750 and $131,250, respectively, in directors’ fees payable that will be paid in common stock.

Issuance of Common Stock for Cash

During the nine-month period ended September 30, 2019, the Company sold 904,082 shares of its common stock for $0.48 per share for proceeds of $431,322. Included with each share was a common stock warrant to purchase ½ share (total of 452,041) of the Company’s common stock exercisable at $0.65. The warrants expire in 2022.

13.
Plant Acquisition

On August 31, 2018, the Company closed a Member Interest and Capital Share Agreement (the “Agreement”) with Great Lakes Chemical Corporation and Lanxess Holding Company US Inc., as the sellers, and the Company as the buyer. Under the Agreement, the Company acquired a subsidiary of the sellers which includes an antimony plant, equipment and land located in Reynosa, Mexico.  The Company disassembled, salvaged, and transported the antimony plant and equipment for use in its existing operations in both Mexico and the United States. The project involved moving heavy equipment and was completed in the second quarter of 2019.  In addition, the Company was paid $1,500,000 by the sellers, which was recognized as operating income in the quarter ended September 30, 2018, to assist in the salvage and transport costs of the useable equipment. The transaction was accounted for as an asset acquisition as there was no business associated with the acquired assets. The real property acquired with the plant was sold for $700,000 in November 2018, for which the Company received $300,000 in 2018 and the remaining balance of $400,000 in the three month period ended March 31, 2019.

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

Segment disclosure regarding sales to major customers is located in Note 4.

Total Assets:	September 30, 2019	December 31, 2018
Antimony
United States	$2,062,312	$2,199,694
Mexico	12,412,737	12,824,292
Subtotal Antimony	14,475,049	15,023,986
Precious metals	581,314	615,719
Zeolite	1,916,963	1,917,418
Total	$16,973,326	$17,557,123

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Capital expenditures:
Antimony
United States	$-	$-	$2,713	$-
Mexico	190,861	223,390	607,564	334,367
Subtotal Antimony	190,861	223,390	610,277	334,367
Precious Metals	4,095	-	17,247	40,988
Zeolite	9,304	13,793	50,313	36,216
Total	$204,260	$237,183	$677,837	$411,571

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.
Business Segments, continued:

Segment Operations for the three	Antimony	Antimony	Total	Precious
months ended September 30, 2019	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$1,080,871	$-	$1,080,871	$55,500	$651,563	$1,787,934

Depreciation and amortization	$10,935	$210,766	$221,701	$17,630	$46,825	$286,156

Income (loss) from operations	227,712	(921,965)	(694,253)	37,869	114,923	(541,461)

Other income (expense):	(4,602)	(18,037)	(22,639)	-	(4,492)	(27,131)

NET INCOME (LOSS)	$223,110	$(940,002)	$(716,892)	$37,869	$110,431	$(568,592)

Segment Operations for the three	Antimony	Antimony	Total	Precious
months ended September 30, 2018	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$1,366,540	$-	$1,366,540	$71,820	$653,365	$2,091,725

Depreciation and amortization	$13,170	$148,363	$161,533	$17,011	$46,807	$225,351

Income (loss) from operations	1,259,735	(537,067)	722,668	54,809	88,263	865,740

Other income (expense):	(3,715)	409,238	405,523	-	(3,816)	401,707

NET INCOME (LOSS)	$1,256,020	$(127,829)	$1,128,191	$54,809	$84,447	$1,267,447

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.
Business Segments, continued:

Segment Operations for the nine	Antimony	Antimony	Total	Precious
months ended September 30, 2019	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$3,820,689	$473,592	$4,294,281	$140,550	$2,081,751	$6,516,582

Depreciation and amortization	$32,690	$508,934	$541,624	$51,652	$139,426	$732,702

Income (loss) from operations	1,083,360	(3,318,053)	(2,234,693)	88,898	460,149	(1,685,646)

Other income (expense):	(10,388)	(54,375)	(64,763)	-	(11,682)	(76,445)

NET INCOME (LOSS)	$1,072,972	$(3,372,428)	$(2,299,456)	$88,898	$448,467	$(1,762,091)

Segment Operations for the nine	Antimony	Antimony	Total	Precious
months ended September 30, 2018	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$4,540,873	$-	$4,540,873	$213,523	$2,026,605	$6,781,001

Depreciation and amortization	$39,550	$445,729	$485,279	$51,032	$141,699	$678,010

Income (loss) from operations	1,849,669	(2,088,424)	(238,755)	162,491	382,182	305,918

Other income (expense):	(6,431)	379,750	373,319	-	(9,015)	364,304

NET INCOME (LOSS)	$1,843,238	$(1,708,674)	$134,564	$162,491	$373,167	$670,222

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

Antimony - Combined USA	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
and Mexico	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Lbs of Antimony Metal USA	187,889	229,865	597,308	690,838
Lbs of Antimony Metal Mexico	155,549	105,748	607,407	405,329
Total Lbs of Antimony Metal Sold	343,438	335,613	1,204,715	1,096,167
Average Sales Price/Lb Metal	$3.15	$4.07	$3.56	$4.14
Net income (loss)/Lb Metal	$(2.09)	$3.36	$(1.91)	$0.12

Gross antimony revenue	$1,080,871	$1,366,540	$4,294,281	$4,540,873

Cost of sales - USA	(628,050)	(735,284)	(2,271,512)	(2,759,947)
Cost of sales - Mexico	(892,714)	(973,149)	(3,138,309)	(2,484,242)
Operating income (expenses)	(254,360)	1,064,561	(1,119,153)	464,561
Non-operating income (expenses)	(22,639)	405,523	(64,763)	373,319
	(1,797,763)	(238,349)	(6,593,737)	(4,406,310)

Net income (loss) - antimony	(716,892)	1,128,191	(2,299,456)	134,564
Depreciation,& amortization	221,701	161,533	541,624	485,279
EBITDA - antimony	$(495,191)	$1,289,724	$(1,757,832)	$619,843

Precious Metals
Ounces sold
Gold	12	24	36	54
Silver	3,445	5,415	8,333	15,256

Gross precious metals revenue	$55,500	$71,820	$140,550	$213,523
Cost of sales	(17,631)	(17,011)	(51,652)	(51,032)
Net income - precious metals	37,869	54,809	88,898	162,491
Depreciation	17,630	17,011	51,652	51,032
EBITDA - precious metals	$55,499	$71,820	$140,550	$213,523

Zeolite
Tons sold	3,483	3,556	10,924	10,887
Average Sales Price/Ton	$187.07	$183.74	$190.57	$186.15
Net income (loss)/Ton	$31.71	$23.75	$41.05	$34.28

Gross zeolite revenue	$651,563	$653,365	$2,081,751	$2,026,605
Cost of sales	(520,356)	(543,410)	(1,568,174)	(1,576,649)
Operating income (expenses)	(16,284)	(21,692)	(53,428)	(67,774)
Non-operating income (expenses)	(4,492)	(3,816)	(11,682)	(9,015)
Net income - zeolite	110,431	84,447	448,467	373,167
Depreciation	46,825	46,807	139,426	141,699
EBITDA - zeolite	$157,256	$131,254	$587,893	$514,866

Company-wide
Gross revenue	$1,787,934	$2,091,725	$6,516,582	$6,781,001
Cost of sales	(2,058,751)	(2,268,854)	(7,029,647)	(6,871,870)
Operating expenses	(270,644)	1,042,869	(1,172,581)	396,787
Non-operating expenses	(27,131)	401,707	(76,445)	364,304
Net income (loss)	(568,592)	1,267,447	(1,762,091)	670,222
Depreciation,& amortization	286,156	225,351	732,702	678,010
EBITDA	$(282,436)	$1,492,798	$(1,029,389)	$1,348,232

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.
Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

Company-Wide

For the third quarter of 2019, we recognized a net loss of $568,592 on sales of $1,787,934, after depreciation and amortization of $286,156. We reported a net income of $1,267,447 in the third quarter of 2018 on sales of $2,091,725, after depreciation and amortization of $225,351. In the third quarter of 2018, the profit was due to a transaction where we acquired a company, Lanxess Laurel, and were paid $1,500,000 to dismantle and dispose of the acquired company’s assets.

For the first nine months of 2019, we recognized a net loss of $1,762,091, on sales of $6,516,582, after depreciation and amortization of $732,702. For the first nine months of 2018, we reported a net income of $670,222 on sales of $6,781,001, after depreciation and amortization of $678,010. The profit for the nine months ending September 30, 2018, was due to the Lanxess Laurel transaction.

For the three and nine months ended September 30, 2019, EBITDA was ($282,436) and ($1,029,389), compared to an EBITDA of $1,492,798 and $1,348,232 for the same periods of 2018. The positive EBITDA for the three and nine months ending September 30, 2018, was due to the Lanxess Laurel transaction.

Net non-cash expense items totaled $347,943 for the three months ended September 30, 2019 and included $286,156 for depreciation and amortization, $18,037 for amortization of debt discount, and $43,750 for director compensation. Net non-cash expense items totaled $1,019,687 for the nine months ended September 30, 2019 and included $732,702 for depreciation and amortization, $54,110 of debt discount, $136,000 for common stock issued for services, and $96,875 for director compensation.

Net non-cash expense items totaled $302,973 for the three months ended September 30, 2018 and included $225,351 for depreciation and amortization, $21,120 for amortization of debt discount, $43,750 for director compensation and $12,752 for other items. Net non-cash expense items totaled $872,620 for the nine months ended September 30, 2018 and included $678,010 for depreciation and amortization, $63,360 of debt discount, $131,250 for director compensation.

For the three and nine months ended September 30, 2019, general and administrative expenses were $139,456 and $498,539, respectively, compared to $151,825 and $489,067 for the same periods in 2018.

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

Antimony

For the three and nine months ended September 30, 2019, we sold 343,438 and 1,204,715 pounds of antimony compared to 335,613 and 1,096,167 pounds for the three and nine months ended September 30, 2018. The increase in sales volume was 2.3% and 9.9% for the three and nine months ending September 30, 2019, respectively. We had an increase in raw material from Mexico of approximately 49,000 pounds for the third quarter of 2019, and an increase of approximately 202,000 pounds for the nine months ended September 30, 2019, compared to the same periods from a year ago.

The average sales price of antimony during the three and nine months ended September 30, 2019 was $3.15 and $3.56 per pound compared to $4.07 and $4.14 during the same periods in 2018. This was a decrease of 22.6% for the third quarter of 2019, and 14.0% for the nine months ending September 30, 2019, compared to the same periods from a year ago.

As of September 30, 2019, we have installed three of the large rotating furnaces (LRF) we acquired from the Lanxess Reynosa plant at our Madero smelter. These furnaces are lined and are more efficient than our old LRF, and they will increase our production and efficiency, which will cut our production costs substantially.

To further cut costs, we are producing antimony metal in Mexico, and we are renegotiating our raw material cost both in Mexico and from our North American supplier.

Precious Metals

The cyanide leach circuit at Puerto Blanco has been permitted, and construction of the leach circuit is nearly complete, and we expect to start pilot production during the fourth quarter of 2019. The largest project was the construction of the tailings pond, and it is ready for production to start. We need to complete the installation of lab and assay equipment, calibrate the equipment, and train employees in the use of the equipment.

For the three and nine months ended September 30, 2019, EBITDA for precious metals was $55,499 and $140,550, compared to $71,820 and $213,523 for the same periods of 2018.

We estimate the future recovery of precious metals per metric ton, after the caustic leach and cyanide leach circuits, is as follows:

Schedule of recovery values	Metal	Assay	Recovery	Value	Value/Mt
	Gold	0.035 opmt	90%	$1500/oz	$47.25
	Silver	3.27 opmt	85%	$18.0/oz	$50.03
	Antimony	0.652%	75%	3.15/lb	$33.85
	Total				$131.13

Current and prior periods’ revenue from precious metals is as follows:

Precious Metal Sales Silver/Gold	For the three months ended September 30,		For the nine months ended September 30,
Montana	2019	2018	2019	2018
Ounces Gold Shipped (Au)	12.53	24.26	27.67	53.69
Ounces Silver Shipped (Ag)	3,444.68	5,415.00	7,604.84	15,256.00
Total Revenues	$55,500	$71,820	$117,979	$213,523

Mexico	2019	2018	2019	2018
Ounces Gold Shipped (Au)	-	-	8.21	-
Ounces Silver Shipped (Ag)	-	-	727.88	-
Total Revenues	-	-	$22,571	-

Bear River Zeolite (BRZ)

For the three and nine months ended September 30, 2019, BRZ sold 3,483 and 10,924 tons of zeolite compared to 3,556 and 10,887 tons in the same periods of 2018, a decrease of 73 tons for the three months and an increase of 37 tons for the nine months.

BRZ realized net income of $110,431 in the third quarter of 2019, compared to $84,447 in the third quarter of 2018. For the nine months ended September 30, 2019, BRZ realized net income of $448,467 compared to a net income of $373,167 for the same period a year ago.

BRZ realized an EBITDA for the three and nine months ended September 30, 2019 of $157,256 and $587,893, compared to $131,254 and $514,866 for the same periods in 2018.

We are anticipating continued growth in all areas of zeolite sales due to new customers and increasing demand from existing customers as customers realize that BRZ zeolite is one of the finest clinotilolite zeolites in the world.

Financial Position

Financial Condition and Liquidity
	September 30, 2019	December 31, 2018
Current assets	$1,356,324	$1,903,256
Current liabilities	(4,178,761)	(3,517,618)
Net Working Capital	$(2,822,437)	$(1,614,362)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash provided (used) by operations	$(283,542)	$(350,916)
Cash used for capital outlay	(677,837)	(411,571)
Proceeds from plant acquisition	-	1,500,000
Payment received on note receivable for sale of land	400,000	-
Cash provided (used) by financing:
Net proceeds (payments to) factor	42,580	5,168
Proceeds from notes payable to bank	14,311	-
Change in checks issued and payable	(14,777)	13,572
Advances from related party	237,400	125,000
Payment on advances from related party	(17,387)	(125,000)
Payment of notes payable to bank	-	(92,565)
Stock issued for cash	431,322	-
Principal paid on long-term debt	(116,961)	(178,504)
Net change in cash and cash equivalents	$15,109	$485,184

At September 30, 2019, the Company’s consolidated financial statements show negative working capital of approximately $2.8 million and accumulated deficit of approximately $27.5 million.  In addition, the Company has a net loss of $1,762,091 and cash used in operations of $283,542 for the nine-month period ended September 30, 2019. The Company has had recurring operating losses for most of the prior periods.  These factors indicate that there is substantial doubt regarding the ability to continue as a going concern for the next twelve months.

The continuing losses are principally a result of the falling prices of antimony and production costs incurred in Mexico.

Antimony prices decreased approximately 14% in the first nine months of 2019 compared to the same period in the prior year.  For the nine months ended September 30, 2019, the average sale price for antimony was approximately $3.56 per pound compared to a price of $4.14 per pound for the nine months ended September 30, 2018. In addition, during 2019, we have endured supply interruptions from our North American supplier and shipments have resumed although at a lower level than years prior to 2018. A new supply agreement negotiated with our North American supplier in 2017 helped us with cash flow from our antimony division in 2018, but the continued decrease in prices for antimony have caused us to negotiate a better supply agreement in 2019 which will help us with our cash flow situation. We negotiated a $73,469 decrease in our raw material cost with the supplier for the third quarter.

Since 2017, we have continually reduced labor and other operating costs at our Mexico locations which have resulted in a lower overall production cost in Mexico. In June 2019, we reached agreement with our miners in Mexico to further reduce labor costs. In 2019, we completed installation of three of the large rotating furnaces (LRFs) we obtained from the Lanxess transaction. The Company’s 2019-2020 plan involves ramping up production at our antimony properties in Mexico utilizing the additional LRFs obtained from Lanxess. As a result, we expect to increase the antimony output from our Mexican properties in 2020. In 2019, we began selling antimony metal directly from Mexico to customers which saves us approximately $0.38 per pound in processing costs and freight.

On September 16, 2019, we were awarded a grant for $510,528 to provide the Defense Logistics Agency of the Department of Defense with six samples of antimony tri-sulfide for testing to determine the consistency for making primers for ordnance per military specification MIL-A-159D. We will be paid $85,088 per sample over the next twelve months.

The portion of the precious metals recovery system at the Madero smelter is complete and the cyanide leach circuit being built at the Puerto Blanco plant is complete except for the assaying and lab equipment which will be tested in the fourth quarter of 2019. We expect to be receiving income from the production of precious metals some time during the first half of 2020.

Over the past several years, the Company has made principal payments on most of its debt from cash generated from operations without the need for additional borrowings or selling shares of its common stock. However, we are delinquent on some debt payments (see Note 9).

On November 14, 2019, we completed a common stock private placement for $431,322 to complete the precious metals circuit at our Puerto Blanco milling facility and to make cost saving repairs at our Montana smelter.

Management believes that the actions taken to increase production from both antimony and precious metals coupled with a reduction in production costs will enable the Company to meet most of its obligations for the next twelve months. However, due to the uncertainty of the price of antimony and other operating factors, there is a likelihood that some obligations will not be met.

ITEM 3.

None

ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of September 30, 2019. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended September 30, 2019.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

/s/ John C. Lawrence	Date: November 14, 2019
John C. Lawrence
Director and President (Principal Executive)

/s/ Daniel L. Parks	Date: November 14, 2019
Daniel L. Parks
Chief Financial Officer