Form 10-K
period 2019-12-31
UNITED STATES ANTIMONY CORP
filed 2020-04-14
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-08675

UNITED STATES ANTIMONY CORPORATION
(Exact name of registrant as specified in its charter)

Montana	81-0305822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 643, Thompson Falls, Montana	59873
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (406) 827-3523

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common stock, $0.01 par value	UAMY	NYSE American

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer Emerging Growth Company	☐ ☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $34,673,569, based on the reported last sale price of common stock on June 30, 2019, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant's common stock as of April 14, 2020: 69,661,436 shares.

UNITED STATES ANTIMONY CORPORATION
2019 ANNUAL REPORT

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

History

United States Antimony Corporation, or USAC, was incorporated in Montana in January 1970 to mine and produce antimony products. In December 1983, we suspended antimony mining operations but continued to produce antimony products from domestic and foreign sources. In April 1998, we formed United States Antimony SA de CV or USAMSA, to mine and smelt antimony in Mexico. Bear River Zeolite Company, or BRZ, was incorporated in 2000, and it is mining and producing zeolite in southeastern Idaho. On August 19, 2005, USAC formed Antimonio de Mexico, S. A. de C. V. to explore and develop antimony and silver deposits in Mexico. Our principal business is the production and sale of antimony, silver, gold, and zeolite products. On May 16, 2012, we started trading on the NYSE MKT (now NYSE AMERICAN) under the symbol UAMY.

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

For 2019, and since 1983, we relied on foreign sources for raw materials, and there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by us. We have sources of antimony in Mexico but we are still depending on foreign companies for raw material in the future. We expect to receive raw materials from our owned and leased properties for 2019 and later years. We continue working with suppliers in North America, Central America, Europe, Australia, and South America.

We currently own 100% of the common stock, equipment, and the leases on real property of United States Antimony, Mexico S.A. de C.V. or “USAMSA”, which was formed in April 1998. We currently own 100% of the stock in Antimony de Mexico SA de CV (AM) which owns the San Miguel concession of the Los Juarez property. USAMSA has three divisions, (1) the Madero smelter in Coahuila, (2) the Puerto Blanco flotation mill and oxide circuit in Guanajuato that is ramping up for 2020, and (3) the Los Juarez mineral deposit with concessions in Queretaro and the Wadley mining concession in San Luis Potosi.

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
●
We are the major domestic producer of antimony products.
●
We can ship on short notice to domestic customers.
●
We are vertically integrated, with raw materials from our own mines, mills, and smelter in Mexico, along with the raw materials from exclusive supply agreements we have with numerous ore and raw material suppliers.
●
As a vertically integrated company, we will have more control over our raw material costs.

Following is a five year schedule of our antimony sales:

Schedule of Antimony Sales
	Lbs Metal		Average
Year	Contained	$	Price/Lb
2019	1,566,585	$5,450,649	$3.48
2018	1,486,120	$6,113,014	$4.11
2017	1,891,439	$7,588,470	$4.01
2016	2,936,880	$8,744,170	$2.98
2015	2,487,321	$9,863,933	$3.97

Concentration of Sales:

During the two years ended December 31, 2019 and 2018, the following sales were made to our three largest customers:

Sales to	For the Year Ended
Largest Customers	December 31, 2019	December 31, 2018
Mexichem Specialty Compounds Inc.	$1,823,194	$2,698,770
Nyacol Nanotechnologies	1,099,504	-
Kohler Corporation	1,132,674	1,441,197
Ampacet	-	538,922
	$4,055,372	$4,678,889
% of Total Revenues	49.05%	51.79%

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

A five year range of prices for antimony oxide and antimony metal, per pound, was as follows:

	USAC SALES
	Oxide	Metal	Combined	USA	Rotterdam
			(Metal Contained Price)
	Average	Average	Average	Average	Average
Year	Price/Lb	Price/Lb	Price/Lb	Price/Lb	Price/Lb
2019	$3.14	$3.46	$3.48	$3.05	$3.03
2018	$3.77	$3.70	$4.11	$3.82	$3.74
2017	$3.40	$3.41	$4.01	$3.77	$3.78
2016	$3.11	$2.62	$2.98	$2.99	$2.94
2015	$3.34	$3.71	$3.97	$3.41	$3.32

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

Zeolite Division

We own 100% of Bear River Zeolite Company, (BRZ an Idaho corporation) that was incorporated on June 1, 2000. BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment. In 2010 the royalty was adjusted to $10 per ton sold. The current minimum annual royalty is $60,000. In addition, BRZ has more zeolite on U.S. Bureau of Land Management land. The Company pays various royalties on the sale of zeolite products. William Raymond and Nancy Couse are paid a royalty that varies from $1 to $5 per ton. On a combined basis, royalties vary from 8%-13%. BRZ has constructed a processing plant on the property and has improved its productive capacity. We constructed a new warehouse in 2018 to expedite our shipping and packaging for customers.

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

●
Gas Separation. Zeolite has been used for some time to separate gases, to re-oxygenate downstream water from sewage plants, smelters, pulp and paper plants, and fish ponds and tanks, and to remove carbon dioxide, sulfur dioxide and hydrogen sulfide from methane generators as organic waste, sanitary landfills, municipal sewage systems, animal waste treatment facilities, and is excellent in pressure swing apparatuses.

●
Animal Nutrition. According to other research, feeding up to 2% zeolite increases growth rates, decreases conversion rates, and prevents scours. BRZ does not make these claims.

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

Antimony Processing Site

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site"). We are under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality. At December 31, 2019 and 2018, we have accrued $100,000 to fulfill our environmental responsibilities.

BRZ

During 2001, we recorded a reclamation accrual for our BRZ subsidiary, based on an analysis performed by us and reviewed and approved by regulatory authorities for environmental bonding purposes. The accrual of $7,500 represents our estimated costs of reclaiming, in accordance with regulatory requirements, the acreage disturbed by our zeolite operations, and remains unchanged at December 31, 2019.

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

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2019. We have made significant reclamation and remediation progress on all our properties over thirty years and have complied with regulatory requirements in our environmental remediation efforts.

Employees

As of December 31, 2019, we employed 28 full-time employees in Montana. In addition, we employed 19 people at our zeolite plant in Idaho, and more than 50 employees at our mining, milling and smelting operation in Mexico. We also employ approximately 80 contracted miners. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement.

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

We have accruals totaling $283,868 on our balance sheet at December 31, 2019, for our environmental reclamation responsibilities and estimated asset retirement obligations. If we are not able to adequately perform these activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

Global health crises may adversely affect our planned operations.

Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of our operations. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital.

Item 1B Unresolved Staff Comments

Not Applicable

Item 2 Description of Properties

ANTIMONY DIVISION

Our antimony smelter and precious metals plant is located in the Burns Mining District, Sanders County, Montana, approximately 14 miles west of Thompson Falls on Montana Highway 471. This highway is asphalt, and the property is accessed by cars and trucks. The property includes two five-acre patented mill sites that are owned in fee-simple by us. The claims are U. S. Antimony Mill Site No. 1 (Mineral Survey 10953) and U. S. Antimony Mill Site No. 2 (Mineral Survey 10953). We also own five acre Black Jack millsite.

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

ANTIMONY MINERAL PROPERTIES

Los Juarez Group

We hold properties that are collectively called the “Los Juarez” property, in Queretaro, as follows:

1.
San Miguel I and II were purchased by a USAC subsidiary, Antimonio de Mexico, S. A. de C. V (AM), for $1,480,500, which was paid in full as of December 31, 2018. As of December 31, 2019, we have paid for the property and have incurred significant permitting costs. The property consists of 40 hectares (100 acres)

2.
  San Juan I and II are concessions owned by AM and include 466 hectares (1,152 acres)

3.
  San Juan III is held by a lease agreement by AM in which we will pay a 10% royalty, based on the net smelter returns from another USAC Mexican subsidiary, named United States Antimony Mexico, S. A. de C. V. or USAMSA. It consists of 214 hectares (529 acres).

The concessions collectively constitute 720 hectares (1,780 acres). The claims are accessed by roads that lead to highways.

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

CONSEJO DE RECURSOS MINERALES MONOGRAFIAS GEOLOGICO-MINERAS

ESTADO DE QUERETARO

A VIZARRON
BRECHA MINERALIZADA
BRECHA MINERALIZADA
BRECHA MINERALIZADA
EXPLICACION
BRECHA SILICIFICADA Y MINERALIZADA
CALIZA SILICIFICADA
CALIZA EL DOCTOR
CONTACTO GEOLOGICO
RUMBO Y ECHADO
OBRA MINERA
TAJO
POZO DE PROSPECCION
ZANJA
CAMINO DE TERRACERIA
FUENTE CONSEJO DE RECURSOS MINERALES
ESCALA

FIGURA 34. AREA MINERALIZADA COAHUILA

The mineralized zone is a classic jasperoid-type deposit in the Cretaceous El Doctor Limestone. The mineralization is confined to silicified jasperoid pipes intruded upwards into limestone. The zone strikes north 70 degrees west. The dimension of the deposit is still conjectural. However, the strike length of the jasperoid is more than 3,500 meters.

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

Soyatal Mining District, Pinal De Amoles, Queretaro, Mexico

Soyatal

We abandoned the Soyatal mining property and the associated debt in the fourth quarter of 2019, and reported a loss on abandonment of mineral properties on our consolidated statement of operations.

USAMSA Puerto Blanco Flotation Mill, Guanajuato, Mexico

The flotation plant has a capacity of 100 metric tons per day. It includes a 30” x 42” jaw crusher, a 4’x 8’ double-deck screen, a 36” cone crusher, an 8’x 36” Harding type ball mill, and eight No. 24 Denver sub A type flotation machines, an 8’ disc filter, front end loaders, tools and other equipment. The flotation circuit is used for the processing of rock from Los Juarez and other properties. We are in the process of installing a 400 metric ton per day flotation mill that will be dedicated to processing ore from our Los Juarez property. The crushing equipment currently in place is adequate for both flotation mills. An oxide circuit was added to the plant in 2013 and 2014 to mill oxide ores from Soyatal and other properties. It includes a vertical shaft impactor, 3 ore bins, 8 conveyors, a 4’ x 6’ high frequency screen, jig, 8 standard concentrating tables, 5 pumps, sand screw and two buildings. The capacity of the oxide circuit is 50 tons per day. We have installed a cyanide leach circuit and settling pond that will be used to recover precious metals from our Los Juarez mine. We expect to be in commercial production of precious metals by the third quarter of 2020. During 2019 and 2018, less than 2% of the mill’s capacity was utilized.

USAMSA Madero Smelter, Estacion Madero, Parras De La Fuente, Coahuila, Mexico

USAC, through its wholly owned subsidiary, USAMSA, owns and operates a smelting facility at Estacion Madero, in the Municipio of Parras de la Fuente, Coahuila, Mexico. The property includes 13.48 hectares (30 acres). Seventeen small rotating furnaces (SRF’s) and four large rotating furnaces (LRF) with an associated stack and scrubbers, were permitted and installed by the end of 2019. Other equipment includes cooling ducting, dust collectors, scrubber, laboratory, warehouse, slag vault, stack, jaw crusher, screen, hammer mill, and a 3.5’ x 8’ rod mill. The plant has a feed capacity of twenty to thirty metric tons of direct shipping ore or concentrates per day, depending on the quality of the feedstock. If the feedstock is in the mid-range of 45% antimony, the smelter could produce as much as 10MM pounds of contained antimony annually. Concentrates from our flotation plant, and hand-sorted ore from Mexico sources and other areas, are being processed. During 2019, we completed the installation of a leach circuit to process concentrates from the Puerto Blanco cyanide leach plant containing precious metals from our Los Juarez Mining property. The Madero production is either sold as metal directly to customers or shipped to our Montana plant to produce finished Antimony products and precious metals. Access to the plant is by road and railroad. Set forth below are location maps:

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

The deposit includes an 800- foot mountain. Zeolite can be sampled over a vertical extent of 800 feet on more than 700 acres. The current pit covers more than 3 acres.  Despite the apparent size of the deposit, we claim no reserves.

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

Although near-surface rock is easily ripped, it is more economical to drill and blast it. Breakage is generally good. Initial benches are 20 feet high, and each bench is accessed by a road.

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

Coarse Products Circuit

There are two lines to produce coarse products:

●
 Line 1 is a closed circuit with a 100 HP vertical shaft impactor and a 5 deck Midwestern Multi Vibe high frequency screen.

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

The approximate number of holders of record of our common stock at April 14, 2020, is 2,500.

We have not declared or paid any dividends to our stockholders during the last five years and do not anticipate paying dividends on our common stock in the foreseeable future. Instead, we expect to retain earnings for the operation and expansion of our business.

During the year ended December 31, 2019, the Company awarded, but did not issue, common stock with a value of $134,375 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $134,375 in director compensation expense and accrued common stock payable.

In January 2019, the Company issued Daniel Parks, the Company’s Chief Financial Officer, 200,000 shares of the Company’s common stock with a fair value of $136,000 to retain his services. As part of the agreement, Mr. Parks’ hours worked and cash compensation was reduced.

In April 2019, the Company issued the Board members 330,183 shares of the Company’s common stock for services provided during 2018 which was accrued at December 31, 2018, with a value of $175,000.

During 2019, the Company sold units consisting of 904,082 shares of its common stock and 452,041 warrants to purchase shares of common stock for $0.48 per unit for total proceeds of $433,960. The warrants are exercisable at $0.65 and expire in 2022. Offering costs associated with the sale totaled $29,761.

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

Overview

Company-wide

For the year ended December 31, 2019, we reported net loss of $3,672,891, after depreciation and amortization of $895,990, compared to a net income of $873,225 for 2018 after depreciation and amortization of $904,844. Our company-wide EBITDA was a negative $2,776,901 for 2019, compared to a positive EBITDA of $1,445,737 for 2018.

Net non-cash expense items for 2019 totaled $2,653,757 and included $1,410,736 for abandonment of Mexican mineral properties, $895,990 for depreciation and amortization, $54,112 for amortization of debt discount, $134,375 for stock-based director compensation, $136,000 for stock-based employee compensation, $16,396 for the write-down of inventory, and $6,148 for other items.

For the year ended December 31, 2018, we reported net income of $873,225, after depreciation and amortization of $904,844, compared to a loss of $1,134,394 for 2017 after depreciation and amortization of $968,888. Our company-wide EBITDA was $1,445,737 for 2018, compared to a negative EBITDA of $165,506 for 2017.

Net non-cash expense items for 2018 totaled $1,234,685 and included $904,844 for depreciation and amortization, $83,991 for amortization of debt discount, $175,000 for stock-based director compensation, $64,702 for the write-down of inventory and $6,148 for other items.

During the year ending December 31, 2019, there was a major transaction that had a material impact on the Company’s net income and balance sheet.

●
During the fourth quarter of 2019, it was decided to abandon two mining claims in Mexico, known as the Guadalupe mine and the Soyatal mine. This decision was prompted by the low prices for antimony and the expected cost to develop the properties. The effect of abandoning the properties was a non-cash loss of $1,410,736 which was the carrying value of the mineral properties less the balance of related debt.

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

Antimony Sales

During 2019, we saw our average sale price decrease by $0.63 per pound from an average price of $4.11 per pound for 2018 to $3.48 per pound for 2019. During 2019, our raw material from our North American supplier increased by approximately 100,000 pounds and our supply of raw material from our Mexican mines decrease by approximately 20,000 pounds. Even though our sales volume increased, our total sales of antimony decreased due to the decrease in our sales price. This resulted in estimated decreased sales of approximately $662,000. Normal shipments from our North American supplier resumed in 2019 at a lower level than we expected, and we do not expect an increase from this supplier in the near future. We do not expect to see a significant increase in the antimony produced by our Mexican mines in 2020.

During 2018, we saw our average sale price increase by $0.10 per pound to $4.11 per pound from an average price of $4.01 per pound for 2017. During 2018, we saw our raw material from our North American supplier temporarily decrease by approximately 660,000 pounds and our supply of raw material from our Mexican mines increase by approximately 128,000 pounds. This resulted in estimated decreased sales of $1.5 million (approximately 532,000 pounds of antimony).

In the third quarter of 2019, we renegotiated our sodium antimonite supply agreement from our North American supplier to recognize that antimony prices were in a world-wide slump, and that our general and administrative costs were a larger percent of our revenues than they were under the previous agreement. The new price agreement was implemented in quarter three of 2019, and resulted in lower antimony production costs and an improved cash flow for 2019 and better expectations for the North American operations for 2020.

Zeolite Sales

Our sales volume of zeolite in 2019 was 641 tons less than we sold in 2018, a decrease of 4.5%. Our average sales price increased by approximately $6 per ton, from $186 per ton in 2018 to $192 per ton in 2019 (2.7%). During 2019, total sales of zeolite decreased by $43,827 from 2018. The zeolite division had an EBIDTA of $683,936 for 2019, compared to an EBITDA of $638,764 for 2018. Net income increased from $449,961 in 2018 to $497,470 in 2019, approximately $47,000.

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

Precious Metals Sales

Precious Metals Sales
Silver/Gold - Montana	2018	2019
Ounces Gold Shipped (Au)	68.91	39.92
Ounces Silver Shipped (Ag)	18,278	10,986
Revenues	$254,445	$171,668
Mexico		Mexico
Ounces Gold Shipped (Au)	-	8.21
Ounces Silver Shipped (Ag)		728
Revenues - Gross	-	$22,571
Revenues to Hillgrove	-	$0
Revenues to USAC	-	$22,571

Total Revenues	$254,445	$194,239

For the years ended December 31, 2019 and 2018, the EBITDA for precious metals was $194,239 and $254,445, respectively.

Results of Operations by Division
	2019	2018
Antimony Division - United States:
Revenues - Antimony (net of discount)	$5,450,649	$6,113,014
Domestic cost of sales:
Production costs	2,352,959	2,958,396
Depreciation	43,738	52,681
Freight and delivery	243,341	263,673
Indirect production costs	164,876	189,380
Direct sales expense	65,652	65,738
Total domestic antimony cost of sales	2,870,566	3,529,868

Cost of sales - Mexico
Production costs	3,268,277	2,287,694
Depreciation and amortization	596,719	595,317
Freight and delivery	-	54,943
Land lease expense	166,800	166,800
Indirect production costs	71,329	199,561
Total Mexico antimony cost of sales	4,103,125	3,304,315

Total revenues - antimony	5,450,649	6,113,014
Total cost of sales - antimony	6,973,691	6,834,183
Total gross profit (loss) - antimony	(1,523,042)	(721,169)

Precious Metals Division:
Revenues	194,239	254,445
Cost of sales:
Depreciation	69,067	68,042
Total cost of sales	69,067	68,042
Gross profit - precious metals	125,172	186,403

Zeolite Division:
Revenues	2,623,117	2,666,944
Cost of sales:
Production costs	1,160,502	1,290,747
Depreciation	186,466	188,803
Freight and delivery	200,140	177,932
Indirect production costs	158,891	108,913
Royalties	266,388	272,821
Direct sales expense	69,111	91,419
Total cost of sales	2,041,498	2,130,635
Gross profit - zeolite	581,619	536,309

Total revenues - combined	8,268,005	9,034,403
Total cost of sales - combined	9,084,256	9,032,860
Total gross profit (loss) - combined	$(816,251)	$1,543

Earnings before income taxes
depreciation and amortization

Antimony - Combined USA
and Mexico	2019	2018
Lbs of Antimony Metal USA	794,770	693,861
Lbs of Antimony Metal Mexico:	771,815	792,259
Total Lbs of Antimony Metal Sold	1,566,585	1,486,120
Average Gross Income per Lb Metal	$3.48	$4.11
Net income (loss) per Lb Metal	$(2.74)	$0.16

Gross antimony revenue - net of discount	$5,450,649	$6,113,014
Cost of sales - domestic	(2,870,566)	(3,529,868)
Cost of sales - Mexico	(4,103,125)	(3,304,315)
Operating income (expenses):
Operating expenditures	(1,451,267)	(1,580,141)
Gain (loss) on plant acquisition	-	1,500,000
Gain on sale of land	-	700,000
Loss on abandonment of mineral properties	(1,409,022)	-
Non-operating income (expenses)	87,798	5,839
Income tax benefit	-	332,332
Net income (loss) - antimony	(4,295,533)	236,861
Depreciation and amortization	640,457	647,999
Income tax benefit	-	(332,332)
EBITDA - antimony	$(3,655,076)	$552,528

Precious Metals
Ounces sold
Gold	48	69
Silver	11,714	18,278

Gross precious metals revenue	$194,239	$254,445
Cost of sales	(69,067)	(68,042)
Net income - precious metals	125,172	186,403
Depreciation	69,067	68,042
EBITDA - precious metals	$194,239	$254,445

Zeolite
Tons sold	13,680	14,321
Average Sales Price/Ton	$191.75	$186.23
Net income /Ton	$36.36	$31.42

Gross zeolite revenue	$2,623,117	$2,666,944
Cost of sales	(2,041,498)	(2,130,635)
Operating expenses	(68,567)	(74,366)
Non-operating expenses	(15,582)	(11,982)
Net income - zeolite	497,470	449,961
Depreciation	186,466	188,803
EBITDA - zeolite	$683,936	$638,764

Company-wide
Gross revenue	$8,268,005	$9,034,403
Production costs	(9,084,256)	(9,032,860)
Operating income (expenses)	(2,928,856)	545,493
Non-operating income (expenses)	72,216	(6,143)
Income tax benefit	-	332,332
Net income (loss)	(3,672,891)	873,225
Depreciation,& amortization	895,990	904,844
Income tax benefit	-	(332,332)
EBITDA	$(2,776,901)	$1,445,737

During the period ended December 31, 2019, the most significant event affecting our financial performance was the decrease in the price of antimony. This decrease in prices caused us to re-evaluate our commitment to the two antimony mines we were purchasing in Mexico. We made the decision that with the depressed prices and the cost of developing the mines, it was in our best interest to abandon these properties and look at re-acquiring them in the future if antimony prices improved. It was decided that our resources should be directed to completing our precious metals facility at Puerto Blanco and starting precious metals production in 2020. In connection with the low antimony prices, we negotiated a lower cost agreement with our North American supplier which will help us with future cash flow.

Our plans are to process 14,000 tons of ore from the Los Juarez mine in 2020 and 24,000 tons in 2021. We think that the gross value of the ore is approximately $120 per ton.

In 2018, we only received 50% of our expected supply from North American sources, and we increased our raw material from Mexico by approximately 130,000 pounds. We anticipated increasing the raw material from Mexico and the resumption of normal shipments from our North American supplier in 2019, but these plans did not materialize due to low overall metal prices and the low antimony prices in particular.

In both 2019 and 2018, the Puerto Blanco mill circuits were utilized less than 2% of their capacity, but with the completion of the cyanide leach circuit we expect it to be fully utilized processing precious metals ore from the Los Juarez mine. Some antimony will be realized as a by-product of processing the Los Juarez ore.

The estimated recovery of precious metals per metric ton, after the caustic leach and cyanide leach circuits, is as follows at Los Juarez:

Antimony:

Schedule of Los Juarez recovery values	Metal	Assay	Recovery	Value	Value/Mt
	Gold	0.035 opmt	90%	$1500/oz	$47.00
	Silver	3.27 opmt	90%	$12.00/oz	$35.32
	Antimony	0.652%	70%	3.15/lb	$33.86
	Total				$116.18

The following are highlights of the significant changes during 2019:

●
The sale of antimony during 2019 was 1,566,585 pounds compared to 1,486,120 pounds in 2018, an increase of 80,465 pounds (5%).
●
The average sales price of antimony during 2019 was $3.48 per pound compared to $4.11 during 2018, a decrease of $0.63 per pound (15%). During the beginning of 2020, the Rotterdam price of antimony is approximately $3.15 per pound.
●
The metallurgical problem with the Los Juarez concentrates has been solved with the cyanide and caustic leach plants, and initial production will begin. This will put the Puerto Blanco mill in operation during 2020. During 2019 and 2018, the Puerto Blanco mill was operating at less than 10% of capacity, while undergoing major construction during 2019 and 2018.
●
The net loss for antimony sold was $2.81 per pound in 2019. This was after a $1,409,022 ($.90 per pound) non-cash loss from the abandonment of mineral properties in Mexico.
●
Our cost of goods sold for antimony increased from $6,834,183 in 2018 to $6,973,691 in 2019. This was primarily due to the increase in raw material cost in Mexico. For the years ended December 31, 2019 and 2018, costs of goods sold include operating and non-operating production costs from Mexico operations.
●
Our cost of production for the years ended December 31, 2019 and 2018 included metallurgical testing at Puerto Blanco and Madero, Mexico, and to a lesser degree, our plant in Thompson Falls, Montana.
●
We are producing and buying raw materials, which will allow us to ensure a steady flow of products for sale. Our smelter at Madero, Mexico, was producing primarily from ore from the Wadley mine in 2019. Production from Madero during 2019 and 2018 was primarily from our own Mexican properties, and although we only received 50% of expected raw materials from our North American supplier, we purchased a significant portion of the raw materials for our smelter in Montana.
●
We produced ingots of antimony metal to be shipped directly to customers from our Madero smelter in 2019. We intend to increase this for 2020 and beyond. This will significantly reduce our production and shipping costs.
●
We are proceeding with the processing of Los Juarez ore in the 100 ton per day mill at Puerto Blanco. We expect to process approximately 14,000 tons in 2020, and 24,000 tons per year in 2021 and 2022. A 400 ton per day flotation mill is permitted and is partially installed, and we expect to have it completed by the end of 2022. This mill will be dedicated to processing rock from the Los Juarez mining property, and we expect the volume of ore processed will increase to 500 tons per day, or approximately 120,000 tons per year. We have adequate crushing capacity in place to feed the 400 ton per day mill and the existing mill. We estimate that we have approximately 30,000 tons of ore stockpiled at our Los Juarez mine.
●
Our principal smelter, a precious metals recovery operation, and our Company headquarters remain in Montana.

Zeolite:

During 2019, BRZ sold 13,680 tons compared to 14,321 tons in 2018, a decrease of 641 tons (4%). BRZ realized a net income of $497,470 in 2019 after depreciation of $186,466 compared to a net income of $449,961 in 2018 after depreciation of $188,803.

General and Administrative:
General and administrative costs, as reported in our statement of operations, include fees paid to directors through stock based compensation, office expenses, and fees to the NYSE AMERICAN, and other non-operating costs. The combined general and administrative costs were 8.1%, and 8.8%, of sales for 2019 and 2018, respectively.

The decrease in professional fees from 2018(approximately $118,000) was primarily due to a decrease in attorney fees paid to our Mexican tax attorney and accountants in 2018 for representation during the audit of our Mexican subsidiary, which was resolved in our favor. Our accounting fees for 2019 related to our annual audit and our quarterly SEC filings $118,998 compared to $116,716 for 2018.

Factoring costs increased in 2019 from approximately $5,000 in 2018 to approximately $8,500 in 2019.

The discounts we gave for early payments were approximately $100,000 for 2018 and $85,000 for 2019.

Subsidiaries

The Company's consolidated financial statements include the accounts of its wholly-owned subsidiaries BRZ, USAMSA, AM, and, since August 31, 2018, Lanxess Laurel and Lanxess Laurel Mexico. All intercompany balances and transactions are eliminated in consolidation.

Financial Condition and Liquidity

	2019	2018
Current assets	$1,279,755	$1,903,256
Current liabilities	(3,975,681)	(3,517,618)
Net Working Capital	$(2,695,926)	$(1,614,362)

Cash provided (used) by operations	$(5,711)	$(656,631)
Cash provided (used) by investing:
Cash used for capital outlay	(792,925)	(899,119)
Proceeds from plant acquisition	-	1,500,000
Proceeds from sale of land	400,000	300,000
Cash provided (used) by financing:
Net payments (to) from factor	(5,644)	5,644
Proceeds from notes payable to bank	13,149	(8,648)
Proceeds from common stock issued	404,199	-
Principal paid on long-term debt	(127,683)	(236,915)
Advances from related party	237,400	135,000
Payments on advances from related party	(35,066)	(135,000)
Checks issued and payable	(28,849)	18,234
Net change in cash and restricted cash	$58,870	$22,565

Our net working capital decreased for the year ended December 31, 2019 from a negative amount of $1,614,362 at the beginning of the year to a negative amount of $2,695,926 at the end of 2019. Our current assets decreased primarily due to payment of a $400,000 note receivable from the sale of land in Mexico, a decrease in accounts receivable and inventories. Our current liabilities increased by $458,063, which included a decrease of approximately $649,000 in the current portion of long-term debt related to the write-off of the Soyatal and Guadalupe properties and, increases in accounts payable and other accrued liability accounts and the reclassification of the Hillgrove/Red River Resources debt of $378,074 from long term debt to current liabilities. Capital improvements were paid for with cash and debt.

For the year ending December 31, 2020, we are planning to finance our improvements with operating cash flow. Our 2020 improvements are expected to include improvements related to the cyanide leach circuit at Puerto Blanco.

Going Concern Consideration

At December 31, 2019, the Company’s consolidated financial statements show negative working capital of approximately $2.7 million and an accumulated deficit of approximately $29.4 million.  With the exception of 2018, the Company has incurred losses for the past several years.  The net income in 2018 was primarily due to non-recurring events which contributed approximately $2.5 million to net income. These factors indicate that there is substantial doubt regarding the ability to continue as a going concern for the next twelve months.

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations.  The abandonment of the mineral properties in Mexico (see Note 6) resulted in the removal of approximately $1,500,000 of debt and the related payments which were $86,000 in 2019 and $193,000 in 2018.    Current portion of outstanding debt at December 31, 2019 was $56,334 compared to $705,460 at December 31, 2018.  The Company is confident it can make debt payments when due.  During 2019, the Company was successful in raising $404,199 from sale of shares of its common stock to fund capital projects in Mexico.

The continuing losses are principally a result of the Company’s antimony operations due to both depressed antimony prices and production costs incurred in Mexico.  To improve conditions, the Company plans to continue searching for areas to reduce these production costs.   Management expects improvement in cash flow in 2020 from the sale of precious metals extracted from the leach circuit scheduled to come on line in Mexico in the second half of 2020.

There can be no assurance that management plans will alleviate the doubt regarding the Company’s ability to continue as a going concern over the next twelve months, particularly during the current period of market instability related to the COVID-19 pandemic.  If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

●
The value of unprocessed ore is based on assays taken at the time the ore is delivered, and may vary when the ore is processed. We assay the ore to estimate the amount of antimony contained per metric ton, and then make a payment based on the Rotterdam price of antimony and the % of antimony contained. Our payment scale incorporates a penalty for ore with a low percentage of antimony. It is reasonably likely that the initial assay will differ from the amount of metal recovered from a given lot. If the initial assay of a lot of ore on hand at the end of a reporting period were different, it would cause a change in our reported inventory, but would not change our accounts payable, reported cost of goods sold or net income amounts. At December 31, 2019, if we had overestimated the per cent of antimony in our total inventory of purchased ore by 2.5%, (a 10% correction to the amount of antimony metal contained if we assayed 25.0% antimony per metric ton), the amount of our inventory and accounts payable would be smaller by approximately $5,000. Our net income would not be affected. Direct shipping ore (DSO) purchased at our Madero smelter is paid for at a fixed amount at the time of delivery and assaying, and is not subject to accounting estimates. The amount of the accounting estimate for purchased ore at our Puerto Blanco mill is in a constant state of change because the amount of purchased ore and the per cent of metal contained are constantly changing. Due to the amount of ore on hand at the end of a reporting period, as compared to the amount of total assets, liabilities, equity, and the ore processed during a reporting period, any change in the amount of estimated metal contained would likely not result in a material change to our financial condition.

●
The asset retirement obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations, and may differ when we cease operations. At December 31, 2011, we made an estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations would be $134,000. For purposes of the estimate, we used a probable life of 20 years and costs that, initially, are comparable to rates that we would incur at the present. We are adding to (an accretion of 6%) the liability each year, and amortizing the asset over 20 years ($6,700 annually), which decreases our net income in total each year (by $12,848 for 2018 and 2019). We make periodic reviews of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and adjust our account balances accordingly. At this time, we think that an adjustment in our asset recovery obligation is not required, and an adjustment in future periods would not have a material impact in the year of adjustment, but would change the amount of the annual accretion and amortization costs charged to our expenses by an undetermined amount.

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

The management of USAC has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of December 31, 2019. These weaknesses are as follows:

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

Because these material weaknesses exist, management has concluded that our internal control over financial reporting as of December 31, 2019, is ineffective.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting for the quarter ended December 31, 2019.

PART III

Item 10  Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Identification of directors and executive officers at December 31, 2019, is as follows:

Name	Age	Affiliation	Expiration of Term
John C. Lawrence	81	Chairman, President, Director	Annual meeting
John C. Gustavsen	71	First Vice-President	Annual meeting
Russell C. Lawrence	51	Second Vice-President, Director	Annual meeting
Matthew Keane	64	Third Vice-President	Annual meeting
Daniel L. Parks	71	Chief Financial Officer	Annual meeting
Alicia Hill	38	Secretary, Controller, and Treasurer	Annual meeting
Hart W. Baitis	70	Director	Annual meeting
Jeffrey Wright	50	Director	Annual meeting
Craig Thomas	45	Director	Annual meeting
Dr. Blaise Aguirre	55	Director	Annual meeting

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

Dr. Blaise Aguirre. Blaise Aguirre, MD joined the Board of Directors of United States Antimony Corp. on August 14 2019, to replace a Director that retired for medical reasons. He received his Medical Doctor’s degree in 1989 from the University of the Witwatersrand, Johannesburg, South Africa, and performed his residency at Boston University School of Medicine from 1991 to 1994. He is an Assistant Professor of Psychiatry at Harvard Medical School and he is the founding Medical Director of 3East at McLean Hospital. Dr. Aguirre is fluent in Spanish and lectures worldwide. He was elected to the Board at Investors Capital Holdings, Ltd in 2011 and remained on the Board until it was sold to RCAP. He sits on the boards of various privately held companies. He developed and maintains enduring relationships with institutional money managers, venture capitalists, Angel investors and developed an expertise as a small cap stock analyst as a broker with series 7 and 63 securities licenses.

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

Board Meetings and Committees Our Board of Directors held four (4) regular meetings during the 2018 calendar year. Each incumbent director attended all of the meetings held during the 2019 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member.

Our Board of Directors established an Audit Committee on December 10, 2011. It consists of three members at December 31, 2019, Craig Thomas (Chairman), Jeffrey Wright, and Hart Baitis. None of the Audit Committee members are involved in our day-to-day financial management. Jeffrey Wright and Craig Thomas are considered financial experts.

During 2011, the Board also established a Compensation Committee and a Nominating Committee.

Board Member Compensation Following is a summary of fees, cash payments, stock awards, and other reimbursements to Directors during the year ended December 31, 2019:

Directors Compensation

Name and Principal Position	Fees Earned paid in Cash	Fees Earned paid in Stock	Total Fees, Awards, and Other Compensation
John C. Lawrence, Chairman		$25,000	$25,000
Russell Lawrence, Director		$25,000	$25,000
Hartmut Baitis, Director		$25,000	$25,000
Dr. Blaise Aguirre, Director		$9,375	$9,375
Jeffrey Wright, Director		$25,000	$25,000
Craig Thomas, Director		$25,000	$25,000
Totals	$0	$134,375	$134,375

Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and the holders of 10% or more of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of our common stock are required by the regulation to furnish us with copies of all Section 16(a) forms they have filed. Based solely on our review of copies of Forms 3, 4 and 5 furnished to us, Mr. Hart Baitis and Mr. Russell Lawrence did not file timely Forms 3, 4 or Form 5 reports during 2019 and 2018.

Code of Ethics
The Company has adopted a Code of Ethics that applies to the Company's executive officers and its directors. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at: United States Antimony Corporation, P.O. Box 643, Thompson Falls, MT 59873.

Item 11 Executive Compensation

Summary Compensation Table
The Securities and Exchange Commission requires the following table setting forth the compensation paid by USAC to its principal executive officer for fiscal years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Total
John C. Lawrence	2019	$141,000	N/A	$25,000	$166,000
President and Chief Executive Officer	2018	$141,000	N/A	$25,000	$166,000
John C. Gustaven	2019	$100,000	N/A		$100,000
Executive Vice President	2018	$100,000	N/A		$100,000
Russell Lawrence	2019	$110,000	N/A	$25,000	$135,000
Vice President for Latin America	2018	$110,000	N/A	$25,000	$135,000

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

The following table sets forth information concerning the outstanding equity awards at December 31, 2019, held by our principal executive officer. There were not any other outstanding equity awards or plan based awards to officers or directors as of December 31, 2019. (John Lawrence, CEO, exercised his warrants at a price of $0.25 per share for 250,000 shares on March 20, 2020. The receipt of $62,500 from the warrants will be used to reduce loans payable to Mr. Lawrence.)
Outstanding Equity Awards at Fiscal Year End
	Number of Securities Underlying Unexercised Warrants		Awards
	Unexercisable		Equity Incentive Plan Awards:
Name	Exercisable #	#	Number of Securities Underlying Unexercised Unearned	Exercise Price	Expiration Date
John C. Lawrence, (Chairman of the Board of Directors and Chief Executive Officer)	250,000	0	0	$0.25	None

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

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Percent of all Voting Stock
Series B Preferred	Excel Mineral Company P.O. Box 3800 Santa Barbara, CA 93130	750,000	100.00%	N/A
Series C Preferred	Richard A. Woods 59 PennCircle West Penn Plaza Apts. Pittsburgh, PA 15206	48,305(4)	27.10%	*
Series C Preferred	Dr. Warren A Evans 69 Ponfret Landing Road Brooklyn, CT 06234	32,203(4)	18.10%	*
Series C Preferred	Edward Robinson 1007 Spruce Street, 1st floor Philadelphia, PA 19107	32,203(4)	18.10%	*
Series C Preferred	All Series C Preferred Shareholders as a Group	177,904(4)	100.00%	*
Common Stock	John C. Lawrence	4,545,350(2)	64.93%	6.35%
	Russell Lawrence	400,348	5.72%	*
	Hart Baitis	386,243	5.52%	*
	Blaise Aguirre	308,169	4.40%	*
	Jeffrey Wright	282,973	4.04%	*
	Mathew Keane	10,300	0.15%	*
	Daniel Parks	464,500	6.64%	*
	Craig Thomas	602,536	8.60%	*
Common Stock	All Directors and Executive Officers as a Group	7,000,599	100.00%	9.78%
Series D Preferred	John C. Lawrence	1,590,672(4)	90.80%	2.22%
	Leo Jackson	102,000	5.80%	*
	Garry Babbitt	58,333	3.40%	*
Series D Preferred	All Series D Preferred Shareholders as a Group	1,751,005(4)	100.00%	2.45%
Common Stock and Preferred Stock w/voting rights	All Directors and Executive Officers as a Group	7,000,599	81.48%	9.78%
All preferred Shareholders that are officers or directors		1,590,672	18.52%	2.22%
Common and Preferred Voting Stock		8,591,271	100.00%	12.00%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 1, 2020, are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 69,661,436 shares of common stock, 750,000 shares of Series B Preferred Stock, 177,904 shares of Series C Preferred Stock, and 1,751,005 shares of Series D Preferred Stock outstanding on April 14, 2020. Total voting stock of 71,590,345 shares is a total of all the common stock issued, and all of the Series C and Series D Preferred Stock outstanding at April 14, 2020.

(2)
Includes 4,295,350 shares of common stock and 250,000 stock purchase warrants.

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

During the year ended December 31, 2019, the Company awarded, but did not issue, common stock with a value of $134,375 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $134,375 in director compensation expense and accrued common stock payable.

In January 2019, the Company issued Daniel Parks, the Company’s Chief Financial Officer, 200,000 shares of the Company’s common stock with a fair value of $136,000 to retain his services. As part of the agreement, Mr. Parks’ hours worked and cash compensation was reduced.

In April 2019, the Company issued the Board members 330,183 shares of the Company’s common stock for services provided during 2018 which was accrued at December 31, 2018, with a value of $175,000.

The Company’s President and Chairman, John Lawrence, rents equipment to the Company and charges the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owns. The amount due to Mr. Lawrence as of December 31, 2019 and 2018 was $156,974 and $93,567, respectively. Expenses paid to Mr. Lawrence for the years ended December 31, 2019 and 2018 were $9,799 and $9,634, respectively

During 2019, the Company’s President and Chairman, John Lawrence, made loans to the Company totaling $227,200, of which $35,006 had been repaid as of December 31, 2019, leaving a note balance of $192,134. John C. Gustaven, First Vice-President, loaned the company $10,200 during 2019, of which none had been repaid as of December 31, 2019.

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

Audit Fees
The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2019 and 2018 were $118,998 and $116,716, respectively, net of expenses.

Audit-Related Fees
There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last three fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees
The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2019 and 2018 were $11,833 and $12,465, respectively.

All Other Fees
There were no other fees billed by DeCoria, Maichel & Teague P.S. during 2019. During 2018, we paid $5,998 for services related to the acquisition of Lanxess, LLC, provided by DeCoria, Maichel & Teague P.S.

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

Documents filed with USAC's Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 001-08675), are incorporated herein by this reference:

10.10	Yellow Jacket Venture Agreement

10.11	Agreement Between Excel-Mineral USAC and Bobby C. Hamilton

10.12	Letter Agreement

10.13	Columbia-Continental Lease Agreement Revision

10.14	Settlement Agreement with Excel Mineral Company

10.15	Memorandum Agreement

10.16	Termination Agreement

10.17	Amendment to Assignment of Lease (Geosearch)

10.18	Series B Stock Certificate to Excel-Mineral Company, Inc.

10.19	Division Order and Purchase and Sale Agreement

10.20	Inventorynd Sales Agreement

10.21	Processing Agreement

10.22	Release and settlement agreement between Bobby C. Hamilton and United States Antimony Corporation

10.23	Columbia-Continental Lease Agreement

10.24	Release of Judgment

10.25	Covenant Not to Execute

10.26	Warrant Agreements filed as an exhibit to USAC's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 001-08675), are incorporated herein by this reference

10.27	Letter from EPA, Region 10 filed as an exhibit to USAC's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 (File No. 001-08675) is incorporated herein by this reference

10.28	Warrant Agreements filed as an exhibit to USAC's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 001-08675) are incorporated herein by this reference

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

10.44	Suply Contracts with Fortune America Trading Ltd. filed as an exhibit to USAC form 10-QSB for the quarter ended June 32000 (File No. 001-08675) are incorporated herein by this reference

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By /s/John C. Lawrence    Date: April 14, 2020
John C. Lawrence, President, Director,
and Principal Executive Officer

By /s/Daniel L. Parks    Date: April 14, 2020
Daniel L. Parks, Chief Financial Officer

By /s/Alicia Hill    Date: April 14, 2020
Alicia Hill, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/John C. Lawrence    Date: April 14, 2020
John C. Lawrence, Director and President
(Principal Executive)

By /s/Hart Baitis    Date: April 14, 2020
Hart Baitis, Director

By /s/Russell Lawrence    Date: April 14, 2020
Russell Lawrence, Director

By /s/Jeffrey Wright    Date: April 14, 2020
Jeffrey Wright, Director

By /s/Craig Thomas    Date: April 14, 2020
Craig Thomas, Director

By /s/Blaise Aguirre    Date: April 14, 2020
Blaise Aguirre, Director

 Report of Independent Registered Public Accounting Firm
To the shareholders and the board of directors of United States Antimony Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United States Antimony Corporation and Subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital and accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Spokane, Washington
April 14, 2020

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2019 and 2018

ASSETS
	2019	2018
Current assets:
Cash and cash equivalents	$115,506	$56,650
Certificates of deposit	253,552	252,954
Accounts receivable	284,453	438,391
Inventories	626,244	755,261
Note receivable - sale of land	-	400,000
Total current assets	1,279,755	1,903,256

Properties, plants and equipment, net	12,186,848	15,227,172
Restricted cash for reclamation bonds	57,261	57,247
IVA receivable and other assets	170,111	369,448
Total assets	$13,693,975	$17,557,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$17,633	$46,482
Accounts payable	2,328,977	1,926,320
Due to factor	10,880	16,524
Accrued payroll, taxes and interest	260,800	159,037
Other accrued liabilities	334,208	353,911
Payables to related party	359,309	93,567
Deferred revenue	32,400	32,400
Notes payable to bank	197,066	183,917
Hillgrove advances payable (Note 10)	378,074	-
Long-term debt, current portion, net of discount	56,334	705,460
Total current liabilities	3,975,681	3,517,618

Long-term debt, net of discount and current portion	76,762	1,027,730
Hillgrove advances payable (Note 10)	756,147	1,134,221
Stock payable to directors for services	134,375	175,000
Asset retirement obligations and accrued reclamation costs	283,868	277,720
Total liabilities	5,226,833	6,132,289
Commitments and contingencies (Note 4, 10 and 16)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $937,500 and $930,000
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,043,622 and $5,002,473
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
69,661,436 and 68,227,171 shares issued and outstanding, respectively	696,614	682,271
Additional paid-in capital	37,107,730	36,406,874
Accumulated deficit	(29,363,990)	(25,691,099)
Total stockholders' equity	8,467,142	11,424,834
Total liabilities and stockholders' equity	$13,693,975	$17,557,123

 The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2019 and 2018

	2019	2018
REVENUES	$8,268,005	$9,034,403

COST OF REVENUES	9,084,256	9,032,860

GROSS PROFIT (LOSS)	(816,251)	1,543

OPERATING EXPENSES (INCOME):
General and administrative	665,924	795,833
Salaries and benefits	518,758	375,788
Gain on sale of land	-	(700,000)
Gain on plant acquisition (Note 11)	-	(1,500,000)
Loss on abandonment of mineral properties	1,410,736	-
Other operating expenses	88,347	119,076
Professional fees	245,091	363,810
TOTAL OPERATING EXPENSES (INCOME)	2,928,856	(545,493)

INCOME (LOSS) FROM OPERATIONS	(3,745,107)	547,036

OTHER INCOME (EXPENSE):
Gain on tax settlement	-	110,778
Interest expense	(78,344)	(99,970)
Other income (expense)	150,560	(16,951)
TOTAL OTHER INCOME (EXPENSE)	72,216	(6,143)

INCOME (LOSS) BEFORE INCOME TAXES	(3,672,891)	540,893

INCOME TAX BENEFIT -CURRENT	-	332,332

NET INCOME (LOSS)	(3,672,891)	873,225

Preferred dividends	(48,649)	(48,649)
Net income (loss) available to
common stockholders	$(3,721,540)	$824,576

Net income (loss) per share of
common stock:
Basic and diluted	$(0.05)	$0.01

Weighted average shares outstanding:
Basic	69,004,897	67,978,132
Diluted	69,004,897	68,097,924

 The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the years ended December 31, 2019 and 2018

					Additional
	Total Preferred Stock		Common Stock		Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balances, December 31, 2017	2,678,909	$26,788	67,488,153	$674,881	$36,239,264	$(26,564,324)	$10,376,609

Issuance of common stock to directors for services			739,018	7,390	167,610		175,000
Net income						873,225	873,225
Balances, December 31, 2018	2,678,909	26,788	68,227,171	682,271	36,406,874	(25,691,099)	11,424,834

Issuance of common stock to chief financial officer for services			200,000	2,000	134,000		136,000
Issuance of common stock to directors for services			330,183	3,302	171,698		175,000
Issuance of common stock and warrants for cash, net of offering costs			904,082	9,041	395,158		404,199
Net loss						(3,672,891)	(3,672,891)
Balances, December 31, 2019	2,678,909	$26,788	69,661,436	$696,614	$37,107,730	$(29,363,990)	$8,467,142

 The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2019 and 2018

Cash Flows From Operating Activities:	2019	2018
Net income (loss)	$(3,672,891)	$873,225
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	895,990	904,844
Amortization of debt discount	54,112	83,991
Loss on abandonment of mineral properties	1,410,736	-
Write-down of inventory to net realizable value	16,396	64,702
Accretion of asset retirement obligation	6,148	6,148
Common stock issued for services	136,000	-
Common stock accrued for directors fees	134,375	175,000
Gain on sale of land	-	(700,000)
Gain (loss)on plant acquisition	-	(1,500,000)
Non-cash miscellaneous income	(598)	(656)
Change in:
Accounts receivable	153,938	(75,812)
Inventories	112,621	94,746
Other current assets	-	4,697
IVA receivable and other assets	199,337	3,294
Accounts payable	402,657	(350,037)
Accrued payroll, taxes and interest	101,763	(26,246)
Other accrued liabilities	(19,703)	185,333
Deferred revenue	-	(27,649)
Payables to related party	63,408	70,899
Income taxes payable	-	(443,110)
Net cash provided (used) by operating activities	(5,711)	(656,631)

Cash Flows From Investing Activities:
Proceeds from sale of land	400,000	300,000
Proceeds from plant acquisition	-	1,500,000
Purchase of properties, plants and equipment	(792,925)	(899,119)
Net cash provided (used) by investing activities	(392,925)	900,881

Cash Flows From Financing Activities:
Net proceeds (to) from factor	(5,644)	5,644
Proceeds from notes payable to bank, net of payments	13,149	(8,648)
Principal payments of long-term debt	(127,683)	(236,915)
Proceeds from sale of common stock and warrants, net	404,199	-
Proceeds from related party loans	237,400	135,000
Payments on advances from related party	(35,066)	(135,000)
Change in checks issued and payable	(28,849)	18,234
Net cash provided (used) by financing activities	457,506	(221,685)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS AND RESTRICTED CASH	58,870	22,565
Cash and cash equivalents and restricted cash at beginning of year	113,897	91,332
Cash and cash equivalents and restricted cash at end of year	$172,767	$113,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$24,233	$15,928
Noncash investing and financing activities:
Properties, plants & equipment acquired with long-term debt	-	100,000
Common stock payable issued to directors	175,000	175,000
Note receivable-sale of land	-	400,000

 The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

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

In  2018, the Company acquired 100% ownership in Stibnite Holding Company US Inc. (previously Lanxess Holding Company US Inc.), Antimony Mining and Milling US LLC (previously Lanxess Laurel US LLC), a Delaware limited liability company and Lanxess Laurel de Mexico, S.A. de C.V (“Lanxess Laurel Mexico”), a Mexico corporation, both of which became a wholly-owned subsidiary of the Company.  See Note 11.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company's consolidated financial statements include the accounts of its wholly-owned subsidiaries BRZ, USAMSA, AM, and, since August 31, 2018, Stibnite Holding Company US Inc., and Antimony Mining and Milling US LLC. All intercompany balances and transactions are eliminated in consolidation.

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

Restricted Cash

Restricted cash at December 31, 2019 and 2018 consists of cash held for reclamation performance bonds and is held in certificates of deposit with financial institutions.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

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

Inventories

Inventories at December 31, 2019 and 2018 consisted of finished antimony products, antimony metal, antimony concentrates, antimony ore, and finished zeolite products, and are stated at the lower of first-in, first-out weighted average cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight allocated based on production quantity. Stockpiled ore is carried at the lower of average cost or net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories. The Company periodically reviews its inventories to identify excess and obsolete inventories and to estimate reserves for obsolete inventories as necessary to reflect inventories at net realizable value.

Translations of Foreign Currencies

All amounts in the financial statements are presented in U.S. dollars, which is the functional currency for all of the Company’s operations. Foreign translation gains and losses relating to Mexican subsidiaries are recognized as foreign exchange gain or loss in the consolidated statement of operations.

Going Concern Consideration

At December 31, 2019, the Company’s consolidated financial statements show negative working capital of approximately $2.7 million and an accumulated deficit of approximately $29.4 million.  With the exception of 2018, the Company has incurred losses for the past several years.  The net income in 2018 was primarily due to non-recurring events which contributed approximately $2.5 million to net income. These factors indicate that there is substantial doubt regarding the ability to continue as a going concern for the next twelve months.

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations.  The abandonment of the mineral properties in Mexico (see Note 6) resulted in the removal of approximately $1,500,000 of debt and the related payments which were $86,000 in 2019 and $193,000 in 2018.    Current portion of outstanding debt at December 31, 2019 was $56,334 compared to $705,460 at December 31, 2018.  The Company is confident it can make debt payments when due.  During 2019, the Company was successful in raising $404,199 from sale of shares of its common stock to fund capital projects in Mexico.

The continuing losses are principally a result of the Company’s antimony operations due to both depressed antimony prices and production costs incurred in Mexico.  To improve conditions, the Company plans to continue searching for areas to reduce these production costs.   Management expects improvement in cash flow in 2020 from the sale of precious metals extracted from the leach circuit scheduled to come on line in Mexico in the second half of 2020.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

2. Summary of Significant Accounting Policies, continued:

There can be no assurance that management plans will alleviate the doubt regarding the Company’s ability to continue as a going concern over the next twelve months, particularly during the current period of market instability related to the COVID-19 pandemic.  If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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
December 31, 2019 and 2018

2. Summary of Significant Accounting Policies, continued:

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
December 31, 2019 and 2018

2. Summary of Significant Accounting Policies, continued:

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

For the years ended December 31, 2019 and 2018, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	December 31, 2019	December 31, 2018
Warrants	702,041	-
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,453,046	1,751,005

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, certificates of deposits, restricted cash, due to factor, notes payable to bank, and notes payable. The carrying value of these instruments approximates fair value based on their contractual terms.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

2. Summary of Significant Accounting Policies, continued:

Contingencies

In determining accruals and disclosures with respect to loss contingencies, the Company evaluates such accruals and contingencies for each reporting period. Estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842). The update modified the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update was effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Adoption of this update as of January 1, 2019 did not have a material impact on the Company’s consolidated financial statements because the Company has no long-term operating leases.

In June 2018, the FASB issued ASU No. 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update involves simplification of several aspects of accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include nonemployee awards. The update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this update as of January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Updates to Become Effective in Future Periods

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Management is evaluating the impact of this update on the Company’s fair value measurement disclosures.

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current year’s presentation. These reclassifications have no effect on previously reported operations, stockholders’ equity or cash flows.

3.
Revenue Recognition

Sales of products for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended
	December 31,
	2019	2018
Antimony	$5,450,649	$6,113,014
Zeolite	2,623,117	2,666,944
Precious metals	194,239	254,445
	$8,268,005	$9,034,403

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

3.
Revenue Recognition Continued:

The following is sales information by geographic area based on the location of customers for the years ended December 31, 2019 and 2018.

	Year Ended
	December 31,
	2019	2018
United States	$7,454,163	$8,242,141
Canada	813,842	792,262
	$8,268,005	$9,034,403

Sales of products to significant customers were as follows for the years ended December 31, 2019 and 2018:

Sales to	For the Year Ended
Largest Customers	December 31, 2019	December 31, 2018
Mexichem Specialty Compounds Inc.	$1,823,194	$2,698,770
Nyacol Nanotechnologies	1,099,504	-
Kohler Corporation	1,132,674	1,441,197
Ampacet	-	538,922
	$4,055,372	$4,678,889
% of Total Revenues	49.05%	51.79%

Accounts receivable from largest customers were as follows for December 31, 2019 and 2018:

Largest
Accounts Receivable	December 31, 2019	December 31, 2018
Nutreco Canada Inc.	$21,219
DanaMart	-	$143,890
Lake Shore Gold	27,854	-
Axens North America Inc.	-	34,912
Earth Innovations Inc.	-	35,967
Commerce Industrial Chemical	54,684	-
	$103,757	$214,769
% of Total Receivables	36.48%	49.00%

The Company’s trade accounts receivable balance related to contracts with customers was $284,453 at December 31, 2019 and $438,391 at December 31, 2018.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

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

Accounts Receivble	December 31, 2019	December 31, 2018
Accounts receivable - non-factored	$273,573	$421,867
Accounts receivable - factored with recourse	10,880	16,524
Accounts receivable - net	$284,453	$438,391

Factoring fees paid by the Company during the years ended December 31, 2019 and 2018, were $8,570 and $4,969, respectively. For the years ended December 31, 2019 and 2018, net accounts receivable of approximately $0.43 million and $0.25 million, respectively, were sold under the agreement.

5. Inventories

The major components of the Company's inventories at December 31, 2019 and 2018 were as follows:

	2019	2018
Antimony Metal	$-	$8,127
Antimony Oxide	204,550	255,782
Antimony Concentrates	5,654	2,214
Antimony Ore	151,841	257,067
Total antimony	362,045	523,190
Zeolite	264,199	232,071
	$626,244	$755,261

At December 31, 2019 and 2018, antimony metal consisted principally of recast metal from antimony-based compounds, and metal purchased from foreign suppliers. Antimony oxide inventory consisted of finished product oxide held at the Company's plant. Antimony concentrates and ore were held primarily at sites in Mexico and are essentially raw material. At December 31, 2019 and 2018, the antimony oxide and concentrates inventory in Mexico was valued at estimated net realizable value resulting in write-downs of $16,396 and $64,702, respectively. The Company's zeolite inventory consists of salable zeolite material.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

6. Properties, Plants and Equipment

The major components of the Company's properties, plants and equipment by segment at December 31, 2019 and 2018 are shown below:

	Antimony Segment		Zeolite Segment	Precious Metals
2019	USAC	USAMSA	BRZ	Segment	TOTAL
Plant & Equipment	$783,290	$9,164,600	$3,729,061	$813,714	$14,490,665
Buildings	247,210	902,707	410,780	-	1,560,697
Mineral Rights and Interests	-	816,786	3,664	-	820,450
Land & Other	3,274,572	2,529,294	15,310	-	5,819,176
	4,305,072	13,413,387	4,158,815	813,714	22,690,988
Accumulated Depreciation	(2,673,972)	(4,612,567)	(2,971,625)	(245,976)	(10,504,140)
	$1,631,100	$8,800,820	$1,187,190	$567,738	$12,186,848

	Antimony Segment		Zeolite Segment	Precious Metals
2018	USAC	USAMSA	BRZ	Segment	TOTAL
Plant & Equipment	$743,767	$8,466,461	$3,690,249	$792,628	$13,693,105
Buildings	247,210	900,992	391,305	-	1,539,507
Mineral Rights and Interests	-	3,793,502	3,664	-	3,797,166
Land & Other	3,274,572	2,529,294	15,310	-	5,819,176
	4,265,549	15,690,249	4,100,528	792,628	24,848,954
Accumulated Depreciation	(2,630,234)	(4,029,480)	(2,785,159)	(176,909)	(9,621,782)
	$1,635,315	$11,660,769	$1,315,369	$615,719	$15,227,172

In the fourth quarter of 2019, the Company abandoned the Soyatal and Guadalupe mineral properties in Mexico. The net carrying value of the mineral properties of $2,937,259 less the outstanding related notes payable balances, resulted in a loss of $1,410,736 recognized on the abandonment of mineral properties.

At December 31, 2019 and 2018, the Company had $1,306,579 and $1,270,289, respectively, of assets that were not yet placed in service and have not yet been depreciated.

7.
Asset Retirement Obligation and Accrued Reclamation Costs

Changes to the asset retirement obligation balance during 2019 and 2018 are as follows:

Asset Retirement Obligation
Balance December 31, 2017	$164,072
Accretion during 2018	6,148
Balance December 31, 2018	170,220
Accretion during 2019	6,148
Balance December 31, 2019	$176,368

The Company’s total asset retirement obligation and accrued reclamation costs of $283,868 and $277,720, at December 31, 2019 and 2018, respectively, include reclamation obligations for the Idaho and Montana operations of $107,500.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

8.
Long-Term Debt:

Long-Term debt at December 31, 2019 and December 31, 2018 is as follows:	December 31,	December 31,
	2019	2018
Note payable to Zeo Inc., non interest bearing,
payable in 11 quarterly installments of $8,300, starting the first quarter of 2020,
with a final payment of $8,700; maturing December 2022; uncollateralized.	$100,000	$100,000
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $1,300; maturing
August 2019; collateralized by equipment.	-	14,022
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $778; maturing
December 2022; collateralized by equipment.	26,250	34,390
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	-	5,851
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	700	8,371
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; originally maturing
March 2015; collateralized by equipment.	6,146	12,146
Obligation payable for Soyatal Mine, non-interest bearing,
annual payments of $100,000 or $200,000 through 2019, net of discount.	-	639,747
Obligation payable for Guadalupe Mine, non-interest bearing,
annual payments from $60,000 to $149,078 through 2026, net of discount.	-	918,663
	133,096	1,733,190
Less current portion	(56,334)	(705,460)
Long-term portion	$76,762	$1,027,730

At December 31, 2019, principal payments on debt are due as follows:

12 Months Ending December 31,	Principal Payment
2020	$56,334
2021	41,187
2022	33,915
2023	1,660
$133,096

In the fourth quarter 2019, the Company abandoned the Soyatal and Guadalupe mineral properties in Mexico. The balances of the related debt, net of discount, on the date of abandonment is $603,743 and $922,780, respectively. The carrying value of the mineral properties, less the outstanding related notes payable balances resulted in a loss of $1,410,736 recognized on the abandonment of mineral properties.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

9.
Notes Payable to Bank

At December 31, 2019 and 2018, the Company had the following notes payable to bank:

	December 31,	December 31,
	2019	2018
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$97,067	$83,918

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	99,999	99,999

Total notes payable to the bank	$197,066	$183,917

These notes are personally guaranteed by John C. Lawrence the Company’s President and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,999.

10.
Hillgrove Advances Payable

On November 7, 2014, the Company entered into an advance and concentrate processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) in which the Company was advanced funds from Hillgrove to build facilities to process Hillgrove antimony concentrate. The Company has not processed Hillgrove concentrate for the past two years. The agreement requires the Company to pay the advance balance after Hillgrove issues a stop notice. Payments would begin 90 days after the stop notice issue date and be made in six equal and quarterly installments. The balance of the advance liability due to Hillgrove was $1,134,221 at both December 31, 2019 and 2018. Hillgrove was acquired by Red River Resources LTD (“Red River”) during 2019. Although the Company has not received a stop notice through the date these financial statements were issued, management has determined that one might be forthcoming in 2020. Based on management’s assessment of likelihood and the payment terms of the agreement, $378,074 of the balance is classified as current as of December 31, 2019.

11.
Plant Acquisition and Sale of Land

On August 31, 2018, the Company closed a Member Interest and Capital Share Agreement (the “Agreement”) with Great Lakes Chemical Corporation and Lanxess Holding Company US Inc., as the sellers, and the Company as the buyer. Under the Agreement, the Company acquired subsidiaries of the sellers which include an antimony plant, equipment and land located in Reynosa, Mexico.   In addition, the Company was paid $1,500,000 by the sellers, which was recognized as operating income in the year ended December 31, 2018. The transaction was accounted for as an asset acquisition as there was no business associated with the acquired assets. The Company is disassembling, salvaging, and transporting the antimony plant and equipment for use in its existing operations in both Mexico and the United States. The project involved moving heavy equipment and was completed as of March 31, 2019.

During November 2018, the Company sold the land acquired with the plant for $700,000, and the Company received $300,000 in 2018 and $400,000 in 2019. The Company recognized a gain on the sale of land during the year ended December 31, 2018.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

12.
Stockholders' Equity

Issuance of Common Stock for Cash

During 2019, the Company sold units consisting of 904,082 shares of its common stock and 452,041 warrants to purchase shares of common stock for $0.48 per unit for total proceeds of $433,960. The warrants are exercisable at $0.65 and expire in 2022. Offering costs associated with the sale totaled $29,761.

The Company did not issue any common stock or warrants for cash in 2018.

Issuance of Common Stock for Services to Directors and Consultants

In January 2019, the Company issued Daniel Parks, the Company’s Chief Financial Officer, 200,000 shares of the Company’s common stock with a fair value of $136,000 to retain his services. As part of the agreement, Mr. Parks’ hours worked and cash compensation was reduced.

During the year ended December 31, 2019, the Company awarded, but did not issue, common stock with a value of $134,375 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $134,375 in director compensation expense and accrued common stock payable.

In April 2019, the Company issued the Board members 330,183 shares of the Company’s common stock for services provided during 2018 which was accrued at December 31, 2018, with a value of $175,000.

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

At December 31, 2019 and 2018, warrants for purchase of 250,000 shares of the Company’s common stock for $0.25 per share are outstanding and have no expiration date. These warrants are owned by the Company’s president.

In addition to the warrants owed by the Company’s president, common stock purchase warrants were sold with shares of common stock during the year ended December 31, 2019. Total warrants for purchase of 452,041 shares of the Company’s common stock were issued with an exercise price of $0.65 per share and expire in 2022. None were exercised in 2019 and all are outstanding at December 31, 2019.

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Series B

During 1993, the Board established a Series B preferred stock, consisting of 750,000 shares. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock (none of which are outstanding); has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors. During each of the years ended December 31, 2019 and 2018 the Company recognized $7,500 in Series B preferred stock dividend. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. The Series B Preferred stock is no longer convertible to shares of the Company’s common stock. At December 31, 2019 and 2018, cumulative dividends in arrears on the outstanding Series B shares were $187,500 and $180,000, respectively.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

12. Stockholders' Equity continued:

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

Series D

During 2002, the Board established a Series D preferred stock, authorizing the issuance of up to 2,500,000 shares. The Series D preferred stock has preference over the Company’s common stock but is subordinate to the liquidation preferences of the holders of the Company’s outstanding Series A, Series B and Series C preferred stock. Series D preferred stock carries voting rights and is entitled to annual dividends of $0.0235 per share. The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends. No dividends have been declared or paid with respect to the Series D preferred stock. At December 31, 2019 and 2018, the cumulative dividends in arrears on the 1,751,005 outstanding Series D shares were $666,109 and $624,960, respectively, payable if and when declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series D preferred stockholders is $2.50 per share. At December 31, 2019 and 2018, the liquidation preference for Series D preferred stock was $5,043,622 and $5,002,473, respectively. Holders of the Series D preferred stock have the right, subject to the availability of authorized but unissued common stock, to convert their shares into shares of the Company's common stock on a one-to-one basis without payment of additional consideration and are not redeemable unless by mutual consent. The majority of Series D preferred shares are held by John Lawrence, president of the Company.

13. 2000 Stock Plan

In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan"). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000. At December 31, 2019 and 2018, 300,000 shares of the Company's common stock had been previously issued under the Plan. There were no issuances under the Plan during 2019 and 2018.

14. Income Taxes

During the year ended December 31, 2019 and 2018, the Company recognized an income tax benefit (provision) of nil and $332,332, respectively. The 2018 benefit, which is a current foreign benefit, is a result of a positive outcome to an audit of USAMSA’s 2013 income tax return in Mexico.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

14. Income Taxes, continued:

Domestic and foreign components of income (loss) from operations before income taxes for the years ended December 31, 2019, and 2018, are as follows:

	2019	2018
Domestic	$462,292	$3,675,095
Foreign	(4,135,183)	(3,134,202)
Total	$(3,672,891)	$540,893

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income (loss) for the years ended December 31, 2019 and 2018, due to the following:

	2019	2018
Tax benefit at federal statutory rate	$(771,307)	$113,588
State income tax effect	(177,435)	12,602
Foreign income tax effect	(147,166)	(102,078)
Non-deductible items	801	492
Percentage depletion	(52,416)	(47,341)
Adjustment to prior year tax esimates - Domestic	(269,906)	-
Adjustment to prior year tax esimates - Foreign	641,438	-
Impact on change in foreign exchange rate	103,218	-
Change in valuation allowance - Domestic	926,873	(295,984)
Change in valuation allowance - Foreign	(254,101)	318,721
Foreign tax assessment (benefit)	-	(332,332)
Total	$-	$(332,332)

At December 31, 2019 and 2018, the Company had net deferred tax assets as follows:

	2019	2018
Deferred tax asset:
Domestic net operating loss carry forward	$1,111,779	$219,666
Foreign net operating loss carry forward	1,623,580	1,877,681
Other	-	1,006
Deferred tax asset	2,735,359	2,098,353

Valuation allowance (domestic)	(1,021,829)	(94,956)
Valuation allowance (foreign)	(1,623,580)	(1,877,681)
Total deferred tax asset	89,950	125,716

Deferred tax liability
Property, plant, and equipment	(88,292)	(125,716)
Other	(1,658)
Total deferred tax liability	(89,950)	(125,716)

Net deferred tax asset	$-	$-

At December 31, 2019 and 2018, the Company had deferred tax assets arising principally from net operating loss carry forwards for income tax purposes. As management cannot determine that it is more likely than not the benefit of the net deferred tax asset will be realized, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at December 31, 2019 and 2018.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

14. Income Taxes, continued:

At December 31, 2019, the Company has federal net operating loss (“NOL”) carry forwards of approximately $0.7 million that expire at various dates between 2034 and 2037. In addition, the Company has federal NOL carry forwards of $2.7 million that will never expire but utilization of which is limited to 80% of taxable income in any future year. The Company has Montana state NOL carry forwards of approximately $4.6 million which expire between 2020 and 2027, and Idaho state NOL carry forwards of approximately $2.8 million, which expire between 2033 and 2039. The Company has approximately $4.7 million of Mexican NOL carry forwards which expire between 2024 and 2029.

As disclosed in Note 11, the Company acquired new subsidiaries in 2018. The subsidiaries have net operating loss carryforwards in Mexico of approximately $800,000. Due to limitations, it is likely that a portion of this carryforward will not be available to offset the Company’s future taxable income in Mexico.

During the years ended December 31, 2019 and 2018, there were no material uncertain tax positions taken by the Company. The Company’s United States income tax filings are subject to examination for the years 2016 through 2018, and 2015 through 2018 in Mexico. The Company charges penalties on assessments to general and administrative expense and charges interest to interest expense.

Mexican Tax Assessment

In 2015, the Mexican tax authority (“SAT”) initiated an audit of the USAMSA’s 2013 income tax return. In October 2016, as a result of its audit, SAT assessed the Company $13.8 million pesos, which was approximately $666,400 in U.S. Dollars (“USD”) as of December 31, 2016. SAT’s assessment was based on the disallowance of specific costs that the Company deducted on the 2013 USAMSA income tax return. These disallowed costs were incurred by the Company for USAMSA’s business operations. Management reviewed the assessment notice from SAT and believed numerous findings had no merit. The Company engaged accountants and tax attorneys in Mexico to defend its position. An appeal was filed.

At December 31, 2017, the Company had accrued a potential tax liability of $443,110 associated with this assessment which represented the potential contingent fee it would be required to pay its attorney representing the Company in the appeal. In 2018, SAT finalized its procedures with no assessment against the Company. The accrual of $443,110 was reversed and recognized as income tax benefit of $332,332 and a gain on tax settlement of $110,778 which represented previously accrued interest and penalties. The Company paid Mexican tax representatives $157,500 to negotiate this settlement that was recognized as professional fees expense during the year ended December 31, 2018.

In early 2019, the Company was notified that SAT re-opened its assessment of USAMSA’s 2013 income tax return and, in November 2019, SAT assessed the Company $16.3 million pesos, which was approximately $866,000 USD as of December 31, 2019 (approximately $691,000 USD on April 9, 2020).

Management has reviewed the 2019 assessment notice from SAT and, similar to the earlier assessment, believes the findings have no merit. The Company has engaged a tax attorney in Mexico to defend its position. An appeal was filed by the Company in November 2019 suspending SAT from taking immediate action regarding the assessment. The Company posted a guarantee of the amount in March 2020 as is required under the appeal process. Management expects the appeal process to continue through 2020 and into 2021.

At December 31, 2019, management assessed the possible outcomes for this tax audit and believes, based on its discussions with its tax attorney in Mexico, that the most likely outcome will be that the Company will be successful in its appeal resulting in no tax due. Management determined that no amount should be accrued at December 31, 2019 relating to this potential tax liability. There can be no assurance that the Company’s ultimate liability, if any, will not have a material adverse effect on the Company’s results of operations or financial position.

If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will adjust its net operating loss carryforward, or accrue penalties, interest, and tax associated with the assessment.

15. Related-Party Transactions

The Company’s President and Chairman, John Lawrence, rents equipment to the Company and charges the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owns. The amount due to Mr. Lawrence as of December 31, 2019 and 2018 was $156,975 and $93,567, respectively. Expenses paid to Mr. Lawrence for the years ended December 31, 2019 and 2018 were $9,799 and $9,634, respectively

During 2019, the Company’s President and Chairman, John Lawrence, made loans to the Company totaling $227,200, of which $35,066 had been repaid as of December 31, 2019, leaving a note balance of $192,134. During 2018, Mr. Lawrence advanced the Company $135,000 for ongoing expenses, this amount had been fully repaid as of December 31, 2018.

John C. Gustaven, First Vice-President, loaned the Company $10,200 during 2019, of which none had been repaid as of December 31, 2019.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

16. Commitments and Contingencies

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease calls for a mandatory term of one year and requires payments of $10,000 plus IVA tax of $1,600 per month. The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms. The lease was renewed in June 2019 with the same terms through June 2020.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At December 31, 2019 and 2018, the Company had accrued liabilities of $624 and $0, respectively, relating to such assessments.

The Company pays various royalties on the sale of zeolite products. On a combined basis, royalties vary from 8%-13%. During the year ended December 31, 2019 and 2018, the Company had royalty expense of $266,388 and $272,821, respectively. At December 31, 2019 and 2018, the Company had accrued royalties payable of $280,314 and $201,083, respectively.

17. Business Segments

The Company is currently organized and managed by four segments, which represent the three operating units: United States antimony, Mexican antimony, United States zeolite, and precious metals. The Company’s other operating costs include general and administrative expenses, freight and delivery, and other non-production related costs. Other income and expense consists primarily of interest income and expense and factoring expense.

The Madero smelter and Puerto Blanco mill at the Company’s Mexico operation brings antimony up to a finished product or an intermediate stage, which is then either shipped directly to customers or to the United States operation for finishing and sales at the Thompson Falls, Montana plant. The Zeolite operation produces Zeolite near Preston, Idaho. Almost all of the sales of products from the United States antimony and Zeolite operations are to customers in the United States. Precious metal recovered from the antimony process in the United States and Mexico is typically sold to customers in the United States and Canada.

Segment disclosures regarding sales to major customers and for property, plant, and equipment are located in Notes 3 and 6, respectively.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

17. Business Segments, continued:

Total Assets:	December 31, 2019	December 31, 2018
Antimony
United States	$2,166,041	$2,199,694
Mexico	9,193,521	12,824,291
Subtotal Antimony	11,359,562	15,023,985
Precious Metals	567,738	615,719
Zeolite	1,766,675	1,917,419
Total	$13,693,975	$17,557,123

	For the year ended	For the year ended
Capital expenditures:	December 31, 2019	December 31, 2018
Antimony
United States	$8,429	$-
Mexico	705,123	803,579
Subtotal Antimony	713,552	803,579
Precious metals	21,086	40,988
Zeolite	58,287	154,552
Total	$792,925	$999,119

Segment Operations for the	Antimony	Antimony	Total	Precious	Bear River
Year ended December 31, 2019	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$5,450,649	$-	$5,450,649	$194,239	$2,623,117	$8,268,005

Depreciation and amortization	43,738	596,719	640,457	69,067	186,466	895,990

Income (loss) from operations	(144,208)	(4,239,123)	(4,383,331)	125,172	513,052	(3,745,107)

Other income (expense)	(16,142)	103,940	87,798		(15,582)	72,216

Income tax benefit			-	-	-	-

NET INCOME (LOSS)	$(160,350)	$(4,135,183)	$(4,295,533)	$125,172	$497,470	$(3,672,891)

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

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