Form 10-Q
period 2020-03-31
UNITED STATES ANTIMONY CORP
filed 2020-05-15
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-08675

UNITED STATES ANTIMONY CORPORATION
(Exact name of Registrant as specified in its charter)

Montana	81-0305822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 643, Thompson Falls, Montana
(Address of principal executive offices)

Registrant’s telephone number: (406)827-3523

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	UAMY	NYSE American

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Small Reporting Company ☒ Emerging Growth Company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 15, 2020, the registrant had outstanding 69,911,436 shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED MARCH 31, 2020

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

ASSETS
	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$23,068	$115,506
Certificates of deposit	254,212	253,552
Accounts receivable	229,692	284,453
Inventories	642,893	626,244
Total current assets	1,149,865	1,279,755

Properties, plants and equipment, net	12,056,838	12,186,848
Restricted cash for reclamation bonds	57,261	57,261
IVA receivable and other assets	168,028	170,111
Total assets	$13,431,992	$13,693,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$73,735	$17,633
Accounts payable	2,304,449	2,328,977
Due to factor	17,227	10,880
Accrued payroll, taxes and interest	222,653	260,800
Other accrued liabilities	357,982	334,208
Payables to related party	297,799	359,309
Deferred revenue	32,400	32,400
Notes payable to bank	199,554	197,066
Hillgrove advances payable (Note 10)	378,074	378,074
Long-term debt, current portion	55,802	56,334
Total current liabilities	3,939,675	3,975,681

Long-term debt, net of current portion	66,388	76,762
Hillgrove advances payable (Note 10)	756,147	756,147
Stock payable to directors for services	162,500	134,375
Asset retirement obligations and accrued reclamation costs	286,522	283,868
Total liabilities	5,211,232	5,226,833
Commitments and contingencies (Note 4 and 10)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $937,500 and $930,000
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,043,622 and $5,002,473
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
69,911,436 and 69,661,436 shares issued and outstanding, respectively	699,114	696,614
Additional paid-in capital	37,167,730	37,107,730
Accumulated deficit	(29,672,872)	(29,363,990)
Total stockholders' equity	8,220,760	8,467,142
Total liabilities and stockholders' equity	$13,431,992	$13,693,975

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended
	March 31, 2020	March 31, 2019

REVENUES	$1,742,991	$2,456,365

COST OF REVENUES	1,641,814	2,525,418

GROSS PROFIT (LOSS)	101,177	(69,053)

OPERATING EXPENSES:
General and administrative	199,971	205,174
Salaries and benefits	94,969	232,668
Other operating expenses	24,225	76,130
Professional fees	84,958	100,742
TOTAL OPERATING EXPENSES	404,123	614,714

INCOME (LOSS) FROM OPERATIONS	(302,946)	(683,767)

OTHER INCOME (EXPENSE):
Interest income	804	741
Interest expense	(4,748)	(22,488)
Factoring expense	(1,992)	(1,946)
TOTAL OTHER INCOME (EXPENSE)	(5,936)	(23,693)

NET LOSS	(308,882)	(707,460)
Preferred dividends	(12,162)	(12,162)

Net loss available to common stockholders	$(321,044)	$(719,622)

Net income (loss) per share of
common stock:
Basic and diluted	Nil	$(0.01)

Weighted average shares outstanding:
Basic	69,697,150	68,394,204
Diluted	69,697,150	68,394,204

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the periods ended March 31, 2020 and and March 31, 2019

	Total Preferred Stock		Common Stock		Additional		Total
					Paid	Accumulated	Stockholders'
Quarter ended March 31, 2020	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, December 31, 2019	2,678,909	$26,788	69,661,436	$696,614	$37,107,730	$(29,363,990)	$8,467,142

Issuance of common stock upon exercise of warrants (Note 10)			250,000	2,500	60,000		62,500

Net loss						(308,882)	(308,882)
Balances, March 31, 2020	2,678,909	$26,788#	69,911,436	$699,114	$37,167,730	$(29,672,872)	$8,220,760

					Additional		Total
					Paid	Accumulated	Stockholders'
Quarter ended March 31, 2019	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, December 31, 2018	2,678,909	$26,788	68,227,171	$682,271	$36,406,874	$(25,691,099)	$11,424,834

Issuance of common stock to chief financial officer			200,000	2,000	134,000		136,000

Net loss						(707,460)	(707,460)
Balances, March 31, 2019	2,678,909	$26,788#	68,427,171	$684,271	$36,540,874	$(26,398,559)	$10,853,374

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	For the three months ended
Cash Flows From Operating Activities:	March 31, 2020	March 31, 2019
Net income (loss)	$(308,882)	$(707,460)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	226,281	223,273
Amortization of debt discount	-	18,037
Accretion of asset retirement obligation	2,654	1,537
Common stock issued for services	-	136,000
Common stock payable for directors fees	28,125	31,250
Other, net	(660)	(598)
Change in:
Accounts receivable	54,761	103,205
Inventories	(16,649)	(132,387)
IVA receivable and other assets	2,083	(34,018)
Accounts payable	(24,528)	119,082
Accrued payroll, taxes and interest	(38,147)	103,426
Other accrued liabilities	23,774	24,099
Payables to related party	14,923	28,964
Net cash provided (used) by operating activities	(36,265)	(85,590)

Cash Flows From Investing Activities:
Payment received on note receivable	-	400,000
Purchase of properties, plants and equipment	(96,271)	(312,568)
Net cash provided (used) by investing activities	(96,271)	87,432

Cash Flows From Financing Activities:
Change in checks issued and payable	56,102	(845)
Net borrowing from factor	6,347	(11,084)
Payments on advances from related party	(13,933)	-
Advance from related party, net	-	125,200
Borrowing on notes payable to bank, net	2,488	-
Principal paid on notes payable to bank	-	(70,792)
Principal payments of long-term debt	(10,906)	(57,467)
Net cash provided (used) by financing activities	40,098	(14,988)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(92,438)	(13,146)
Cash and cash equivalents and restricted cash at beginning of period	172,767	113,897
Cash and cash equivalents and restricted cash at end of period	$80,329	$100,751

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Common stock issued for services		$136,000
Payable to related party satisfied with exercise of stock purchase warrant (Note 10)	$62,500
..
The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Going Concern Consideration

At March 31, 2020, the Company’s consolidated financial statements show negative working capital of approximately $2.8 million and an accumulated deficit of approximately $29.7 million.  With the exception of 2018, the Company has incurred losses for the past several years.  The net income in 2018 was primarily due to non-recurring events which contributed approximately $2.5 million to net income. These factors indicate that there is substantial doubt regarding the ability to continue as a going concern for the next twelve months.

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations.  The abandonment of the mineral properties in Mexico in November 2019 resulted in the removal of approximately $1,500,000 of debt and the related payments which were $86,000 in 2019 and $193,000 in 2018.    The Company is confident it can make debt payments when due.  During 2019, the Company was successful in raising $404,199 from sale of shares of its common stock to fund capital projects in Mexico.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

2.
Developments in Accounting Pronouncements

Accounting Standards Updates Adopted

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The update was adopted as of January 1, 2020, and its adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Updates to Become Effective in Future Periods

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Management is evaluating the impact of this update on the Company’s consolidated financial statements.

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

For the three months ended March 31, 2020 and 2019, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	March 31, 2020	March 31, 2019
Warrants	452,041	250,000
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,203,046	2,001,005

4.
Revenue Recognition

Products consist of the following:

●
Antimony: includes antimony oxide, sodium antimonate, antimony trisulfide, and antimony metal
●
Zeolite: includes coarse and fine zeolite crushed in various sizes
●
Precious Metals: includes unrefined and refined gold and silver

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.
Revenue Recognition, Continued:

Sales of products for the three month periods ended March 31, 2020 and 2019, were as follows:

	Three Months Ended
	March 31,
	2020	2019
Antimony	$1,121,425	$1,705,823
Zeolite	559,360	726,015
Precious metals	62,206	24,527
	$1,742,991	$2,456,365

The following is sales information by geographic area based on the location of customers for the three-month periods ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
	2020	2019
United States	$1,566,237	$2,244,400
Canada	176,754	211,965
	$1,742,991	$2,456,365

The following is sales information by geographic area based on the location of customers for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Antimony	$1,121,425	$1,705,823
Zeolite	559,360	726,015
Precious metals	62,206	24,527
	$1,742,991	$2,456,365

The following is sales information by geographic area based on the location of customers for the three-month periods ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
	2020	2019
United States	$1,566,237	$2,244,400
Canada	176,754	211,965
	$1,742,991	$2,456,365

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.
Revenue Recognition, Continued:

Sales of products to significant customers were as follows for the three month periods ended March 31, 2020 and 2019:

Sales to Three	For the Period Ended
Largest Customers	March 31, 2020	March 31, 2019
Kohler Corporation	$-	$458,094
GE Chaplin, Inc.	114,291	-
Nyacol Technologies	106,161	-
East Penn Manufacturing	-	157,328
Mexichem Speciality Compounds	413,993	684,011
	$634,445	$1,299,433
% of Total Revenues	36.40%	52.90%

Accounts receivable from largest customers were as follows at March 31, 2020 and December 31, 2019:

Largest
Accounts Receivable	March 31, 2020	December 31, 2019
Nutreco Canada Inc.	$20,452	$21,219
Ralco Mix Products	16,600	-
Lake Shore Gold	-	27,854
Teck North America Inc.	78,869	-
Commerce Industrial Chemical	-	54,684
	$115,921	$103,757
% of Total Receivables	50.47%	36.48%

Our trade accounts receivable balance related to contracts with customers was $229,692 at March 31, 2020 and $284,453 at December 31, 2019. Our products do not involve any warranty agreements and product returns are not typical.

5.
Inventories

Inventories at March 31, 2020 and December 31, 2019 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventory at March 31, 2020 and December 31, 2019, is as follows:
	March 31, 2020	December 31, 2019
Antimony Oxide	$200,780	$204,550
Antimony Concentrates	-	5,654
Antimony Ore	151,841	151,841
Total antimony	352,621	362,045
Zeolite	290,272	264,199
	$642,893	$626,244

Antimony oxide inventory consisted of finished product oxide held at the Company's plant in Montana. Antimony concentrates and ore were held primarily at sites in Mexico and are essentially raw material. The Company's zeolite inventory consists of salable zeolite material.

At March 31, 2020 and December 31, 2019, the antimony inventory in Mexico was valued at estimated net realizable value resulting in write-downs of $22,475 and $16,396, respectively.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

6.
Accounts Receivable and Due to Factor

Accounts Receivble	March 31, 2020	December 31, 2019
Accounts receivable - non factored	$212,465	$273,573
Accounts receivable - factored with recourse	17,227	10,880
Accounts receivable - net	$229,692	$284,453

Factoring fees paid by the Company for the three months ended March 31, 2020 and 2019 were $1,992 and $1,946, respectively. For the three months ended March 31, 2020 and 2019, net accounts receivable of approximately $75,000 and $58,000, resepectively were sold under the agreement with the factor.

7.
Commitments and Contingencies

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease calls for a term of one year, and as of March 31, 2020, requires payments of $10,000 plus a tax of $1,700, per month. The lease is renewable each year with a 15 day notice to the lessor, and agreement of terms. The next lease renewal is scheduled for renewal in June 2020.

8.
Notes Payable to Bank

At March 31, 2020 and December 31, 2019, the Company had the following notes payable to bank:

	March 31,	December 31,
	2020	2019
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$99,923	$97,067

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	99,631	99,999

Total notes payable to the bank	$199,554	$197,066

These notes are personally guaranteed by John C. Lawrence the Company’s Chief Executive Officer and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,999.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

9.
Debt

Long-Term debt at March 31, 2020 and December 31, 2019 is as follows:	March 31,	December 31,
	2020	2019
Note payable to Zeo Inc., non interest bearing,
payable in 11 quarterly installments of $8,300 with a final payment of $8,700;
maturing December 2022; uncollateralized.	$91,700	$100,000
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $778; maturing
December 2022; collateralized by equipment.	24,294	26,250
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	50	700
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; originally maturing
March 2015; collateralized by equipment.	6,146	6,146
	122,190	133,096
Less current portion	(55,802)	(56,334)
Long-term portion	$66,388	$76,762

At March 31, 2020, principal payments on debt are due as follows:

12 Months Ending March 31,	Principal Payment
2021	55,802
2022	41,803
2023	24,585
$122,190

10.
Related Party Transactions

The Company’s President and Chairman, John Lawrence, rents equipment to the Company and charges the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owns. The amount due to Mr. Lawrence as of March 31, 2020 and December 31, 2019 was $171,898 and $156,975, respectively. Expenses paid to Mr. Lawrence for the three month periods ended March 31, 2020 and 2019 were $1,712 and $1,584, respectively

During 2019, Mr. Lawrence, advanced funds to the Company that had a balance at December 31, 2019 of $192,134. During the three month period ended March 31, 2020, the Company paid Mr. Lawrence $74,443 on these advances. A portion of this amount was in the form of the exercise of a warrant held by Mr. Lawrence for 250,000 shares of common stock at an exercise price of $0.25 or $62,500. The balance of the advances due to Mr. Lawrence at March 31, 2020 is $117,701.

John C. Gustaven, First Vice-President of the Company, has an advance due from the Company of $8,200 and $10,200, respectively, at March 31, 2020 and December 31, 2019.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

11.
Stockholder’s Equity

During the quarters ended March 31, 2020 and March 31, 2019, the Company accrued $28,125 and $31,250, respectively, in directors’ fees payable that will be paid in common stock.

In January 2019, the Company issued Daniel Parks, the Company’s Chief Financial Officer, 200,000 shares of the Company’s common stock with a fair value of $136,000 to retain his services. As part of the agreement, Mr. Parks’ hours worked and financial compensation has been reduced.

During the quarter ended March 31, 2020, the Company issued 250,000 shares of common stock to its president upon exercise of a warrant. See Note 10.

Warrants

At December 31, 2019, warrants for purchase of 250,000 shares of the Company’s common stock for $0.25 per share were outstanding and have no expiration date. These warrants were owned by the Company’s president. The warrants were exercised in the three month period ended March 31, 2020. See Note 10.

Warrants for purchase of 452,041 shares of the Company’s common stock were sold with shares of common stock in 2019.    The warrants have an exercise price of $0.65 per share and expire in 2022.   None have been exercised and all are outstanding at March 31, 2020 and December 31,2019.

12.
Income Taxes

During the three month period ended March 31, 2020 and year ended December 31, 2019, the Company determined that a valuation allowance equal to 100% of any deferred tax asset was appropriate, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of its net deferred tax asset. The net effect is that the deferred tax asset is fully reserved for at March 31, 2020 and December 31, 2019. Management estimates the effective tax rate at 0% for the current year.

In early 2019, the Company was notified by the Mexican tax authority (“SAT”) began its re-assessment of USAMSA’s 2013 income tax return. In November 2019, SAT assessed the Company $16.3 million pesos, which was approximately $696,000 USD as of March 31, 2020.

Management has reviewed the 2019 assessment notice from SAT and believes the findings have no merit. The Company has engaged a tax attorney in Mexico to defend its position. An appeal was filed by the Company in November 2019 suspending SAT from taking immediate action regarding the assessment. The Company posted a guarantee of the amount in March 2020 as is required under the appeal process. Management expects the appeal process to continue through 2020 and into 2021.

At March 31, 2020, management assessed the possible outcomes for this tax audit and believes, based on its discussions with its tax attorney in Mexico, that the most likely outcome will be that the Company will be successful in its appeal resulting in no tax due. Management determined that no amount should be accrued at March 31, 2020 relating to this potential tax liability. There can be no assurance that the Company’s ultimate liability, if any, will not have a material adverse effect on the Company’s results of operations or financial position.

If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will adjust its net operating loss carryforward, or accrue penalties, interest, and tax associated with the assessment.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13. Hillgrove Advances Payable

On November 7, 2014, the Company entered into an advance and concentrate processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) in which the Company was advanced funds from Hillgrove to build facilities to process Hillgrove antimony concentrate. The Company has not processed Hillgrove concentrate for the past two years. The agreement requires the Company to pay the advance balance after Hillgrove issues a stop notice. Payments would begin 90 days after the stop notice issue date and be made in six equal and quarterly installments. The balance of the advance liability due to Hillgrove was $1,134,221 at both March 31, 2020 and December 31, 2019. Hillgrove was acquired by Red River Resources LTD (“Red River”) during 2019. Although the Company has not received a stop notice through the date these financial statements were issued, management has determined that one might be forthcoming in 2020. Based on management’s assessment of likelihood and the payment terms of the agreement, $378,074 of the balance is classified as current as of March 31, 2020 and December 31, 2019.

14.
Business Segments

The Company is currently organized and managed by four segments, which represent our operating units: United States antimony operations, Mexican antimony operations, precious metals recovery and United States zeolite operations.

The Puerto Blanco mill and the Madero smelter at the Company’s Mexico operation bring antimony up to an intermediate or finished stage, which may be sold directly or shipped to the United States operation for finishing at the Thompson Falls, Montana plant. The Puerto Blanco mill is the site of our crushing and flotation plant, and a cyanide leach plant which will recover precious metals after the ore goes through the crushing and flotation cycles. A precious metals recovery plant is operated in conjunction with the antimony processing plant at Thompson Falls, Montana, where a 99% precious metals mix will be produced. The zeolite operation produces zeolite near Preston, Idaho. Almost all of the sales of products from the United States antimony and zeolite operations are to customers in the United States, although the Company does have a sales operation in Canada.

Segment disclosure regarding sales to major customers is located in Note 4.

Properties, plants
and equipment, net:	March 31, 2020	December 31, 2019
Antimony
United States	$1,646,827	$1,631,100
Mexico	8,386,700	8,800,820
Subtotal Antimony	10,033,527	10,431,920
Precious metals	877,446	567,738
Zeolite	1,145,865	1,187,190
Total	$12,056,838	$12,186,848

	For the three months ended
Capital expenditures:	March 31, 2020	March 31, 2019
Antimony
United States	$23,121	$1,345
Mexico	26,765	274,906
Subtotal Antimony	49,886	276,251
Precious Metals	38,521	6,754
Zeolite	7,864	29,563
Total	$96,271	$312,568

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.
Business Segments, continued:

At March 31, 2020 and December 31, 2019, the Company had $841,503 and $1,306,579, respectively, of assets that were not yet placed in service and have not yet been depreciatied.

Segment Operations for the three	Antimony	Antimony	Total	Precious	Bear River
months ended March 31, 2020	USAC	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$1,121,425	$-	$1,121,425	$62,206	$559,360	$1,742,991

Depreciation and amortization	7,395	146,098	153,493	23,598	49,190	226,281

Income (loss) from operations	239,352	(719,066)	(479,714)	38,608	138,160	(302,946)

Other income (expense):	(2,915)	-	(2,915)	-	(3,021)	(5,936)

NET INCOME (LOSS)	$236,437	$(719,066)	$(482,629)	$38,608	$135,139	$(308,882)

Segment Operations for the three	Antimony	Antimony	Total	Precious	Bear River
months ended March 31, 2019	USAC	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$1,705,823	$-	$1,705,823	$24,527	$726,015	$2,456,365

Depreciation and amortization	10,878	149,083	159,961	17,011	46,301	223,273

Income (loss) from operations	(52,096)	(802,676)	(854,772)	7,516	163,489	(683,767)

Other income (expense):	(1,367)	(18,287)	(19,654)	-	(4,039)	(23,693)

NET INCOME (LOSS)	$(53,463)	$(820,963)	$(874,426)	$7,516	$159,450	$(707,460)

15. Subsequent Events

On April 22, 2020, the Company received a loan of $443,400 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.  The loan, which was in the form of a Note dated April 22, 2020 matures on April 22, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 22, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.  Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company intends to use the entire loan amount for qualifying expenses.

ITEM 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

COVID-19 Coronavirus Pandemic Response and Impact

Following the outbreak of the COVID-19 coronavirus global pandemic ("COVID-19") in early 2020, in March 2020 the U.S. Centers for Disease Control issued guidelines to mitigate the spread and health consequences of COVID-19. The Company implemented changes to its operations and business practices to follow the guidelines and minimize physical interaction, including using technology to allow employees to work from home when possible and altering production procedures and schedules, asset maintenance, and limiting discretionary spending.  As long as they are required, the operational practices implemented could have an adverse impact on our operating results due to deferred production and revenues or additional costs.  The negative impact of COVID-19 remains uncertain, including on overall business and market conditions.  There is uncertainty related to the potential additional impacts COVID-19 could have on our operations and financial results for the year.

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

Antimony - Combined USA	1st Quarter	1st Quarter
and Mexico	2020	2019
Lbs of Antimony Metal USA	166,908	233,596
Lbs of Antimony Metal Mexico:	128,545	209,552
Total Lbs of Antimony Metal Sold	295,453	443,148
Average Sales Price/Lb Metal	$3.06	$3.85
Net loss/Lb Metal	$(1.63)	$(1.97)

Gross antimony revenue - net of discount	$902,746	$1,705,823
Tri-sulfide revenue	218,679	-
Total revenue	$1,121,425	$1,705,823

Cost of sales-domestic	(533,289)	(1,179,804)
Cost of sales-Mexico	(684,061)	(784,160)
Operating expenses	(383,789)	(596,631)
Non-operating expenses	(2,915)	(19,654)
	(1,604,054)	(2,580,249)

Net loss - antimony	(482,629)	(874,426)
Depreciation,& amortization	153,493	159,961
EBITDA - antimony	$(329,136)	$(714,465)

Precious Metals
Ounces sold
Gold	15	6
Silver	5,048	1,724

Gross precious metals revenue	$62,206	$24,527
Production costs, royalties, and shipping costs	(23,598)	(17,011)
Net income - precious metals	38,608	7,516
Depreciation	23,598	17,011
EBITDA - precious metals	$62,206	$24,527

Zeolite
Tons sold	2,809	3,841
Average Sales Price/Ton	$199.13	$189.02
Net income (Loss)/Ton	$48.11	$41.51

Gross zeolite revenue	$559,360	$726,015
Cost of sales	(400,866)	(544,443)
Operating expenses	(20,334)	(18,083)
Non-operating expenses	(3,021)	(4,039)
Net income - zeolite	135,139	159,450
Depreciation	49,190	46,301
EBITDA - zeolite	$184,329	$205,751

Company-wide
Gross revenue	$1,742,991	$2,456,365
Production costs	(1,641,814)	(2,525,418)
Operating expenses	(404,123)	(614,714)
Non-operating expenses	(5,936)	(23,693)
Net income (loss)	(308,882)	(707,460)
Depreciation,& amortization	226,281	223,273
EBITDA	$(82,601)	$(484,187)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Company-Wide

For the first quarter of 2020, we recognized a net loss of $308,882 on sales of $1,742,991, compared to a net loss of $707,460 in the first quarter of 2019, on sales of $2,456,365. In addition to normal operating costs, the loss in the first quarter of 2020 was significantly impacted by supply constrictions and the decrease in the market price for antimony.

For the first quarter of 2020, EBITDA was a negative $82,601 compared to a negative $484,187 for the same period of 2019.

Net non-cash expense items totaled $260,185 for the first quarter of 2020 and included $226,281 for depreciation and amortization, $31,250 for director compensation and $2,654 for other items.

Net non-cash expense items totaled $410,347 for 2019 and included $223,273 for depreciation and amortization, $18,037 for amortization of debt discount, $28,125 for director compensation, $136,000 for stock issued for employment, and $1,787 for other items.

For the first quarter of 2020, general and administrative expenses were $199,971 compared to $205,174 for the same period of 2019.

Antimony

For the three months ended March 31, 2020, we sold 295,453 pounds of antimony compared to 443,148 pounds for the three months ended March 31, 2019. The raw material received from our North American supplier decreased by approximately 67,000 pounds for the three months ended March 31, 2020, compared to the same quarter for 2019. We had a decrease in raw material of approximately 81,000 pounds from Mexico for the first quarter of 2020 compared to the same quarter for 2019. The decrease in Mexican raw material was primarily a result of utilizing available cash to finish the Puerto Blanco precious metals plant.

The average sales price of antimony during the three months ended March 31, 2020 was $3.06 per pound compared to $3.85 during the same period in 2019.

Precious Metals

The caustic leach of flotation concentrates from Los Juarez has been successful, and the cyanide leach plant at Puerto Blanco is on schedule to start the pilot production of Los Juarez gold, silver, and antimony during the third quarter of 2020.

For the three months ended March 31, 2020, income for precious metals from North American sources was $62,206, compared to $24,527 for the same period of 2019.

The estimated recovery of precious metals per metric ton, after the caustic leach and cyanide leach circuits, is as follows:

Schedule of Los Juarez recovery values	Assay	Recovery	Value	Value/Mt
	0.035 opmt	90%	$1700/oz	$54.00
	3.27 opmt	90%	$15.00/oz	$44.00
	0.652%	70%	3.05/lb	$30.68
Total				$128.68

Current and prior years’ revenue from precious metals is as follows:

Precious Metal Sales Silver/Gold	For the three months ended March 31,
Montana	2020	2019
Ounces Gold Shipped (Au)	14.91	6.45
Ounces Silver Shipped (Ag)	5,047.66	1,724.40
Total Revenues	$62,206	$24,527

Bear River Zeolite (BRZ)

For the three months ended March 31, 2020, BRZ sold 2,809 tons of zeolite compared to 3,841 tons in the same period of 2019, down 1,032 tons (27%).

BRZ realized net income of $135,139 after depreciation of $49,190 in the first quarter of 2020, compared to a net income of $159,450 after depreciation of $46,301 for the same quarter of 2019.

BRZ realized an EBITDA for the three months ended March 31, 2020 of $184,329, compared to $205,571for the same period in 2019.

We are anticipating continued growth in all areas of zeolite sales.

Financial Position

Financial Condition and Liquidity	March 31, 2020	December 31, 2019

Current assets	$1,149,865	$1,279,755
Current liabilities	(3,939,675)	(3,975,681)
Net Working Capital	$(2,789,810)	$(2,695,926)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash provided (used) by operations	$(36,265)	$(85,590)
Cash provided (used) by investing:
Cash used for capital outlay	(96,271)	(312,568)
Payment received on note receivable	-	400,000
Cash provided (used) by financing:
Net payments (to) from factor	6,347	(11,084)
Payments on notes payable to bank	-	(70,792)
Proceeds from notes payable to bank	2,488	-
Principal paid on long-term debt	(10,906)	(57,467)
Advances from related party	-	125,200
Payments on advances from related party	(13,933)	-
Checks issued and payable	56,102	(845)
Net change in cash and restricted cash	$(92,438)	$(13,146)

Our net working capital decreased by approximately $94,000 from December 31, 2019. Our cash and cash equivalents decreased by approximately $92,000 during the same period. The decrease in our net working capital was mostly due to the decrease in the price of antimony. We spent approximately $96,000 for capital items, and our long term debt decreased by approximately $11,000. We have estimated commitments for construction and improvements of less than $100,000 to finish building and installing the precious metals leach circuits. We believe that with our current cash balance, along with the future cash flow from operations and operating agreements, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months. We have lines of credit of $199,998 which have been drawn down by $199,554 at March 31, 2020.

At March 31, 2020, the Company’s consolidated financial statements show negative working capital of approximately $2.8 million and an accumulated deficit of approximately $29.7 million.  With the exception of 2018, the Company has incurred losses for the past several years.  The net income in 2018 was primarily due to non-recurring events which contributed approximately $2.5 million to net income. These factors indicate that there is substantial doubt regarding the ability to continue as a going concern for the next twelve months.

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations.  The abandonment of the mineral properties in Mexico in November 2019 resulted in the removal of approximately $1,500,000 of debt and the related payments which were $86,000 in 2019 and $193,000 in 2018.    The Company is confident it can make debt payments when due.  During 2019, the Company was successful in raising $404,199 from sale of shares of its common stock to fund capital projects in Mexico.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

None

ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of March 31, 2020. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended March 31, 2020.

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

UNITED STATES ANTIMONY CORPORATION (Registrant)

Date: May 15, 2020	By:	/s/ John C. Lawrence
John C. Lawrence
Director and President (Principal Executive)

Date: May 15, 2020	By:	/s/ Daniel L. Parks
Daniel L. Parks
Chief Financial Officer