Form 10-Q
period 2020-06-30
UNITED STATES ANTIMONY CORP
filed 2020-08-19
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Small Reporting Company x Emerging Growth Company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No x

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 19, 2020, the registrant had outstanding 75,949,757 shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED JUNE 30, 2020

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
ASSETS
	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$123,415	$115,506
Certificates of deposit	254,212	253,552
Accounts receivable	233,636	284,453
Inventories	586,354	626,244
Total current assets	1,197,617	1,279,755

Properties, plants and equipment, net	11,937,366	12,186,848
Restricted cash for reclamation bonds	57,261	57,261
IVA receivable and other assets	214,063	170,111
Total assets	$13,406,307	$13,693,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$160,163	$17,633
Accounts payable	2,072,609	2,328,977
Due to factor	11,492	10,880
Accrued payroll, taxes and interest	189,777	260,800
Other accrued liabilities	381,563	334,208
Payable to related parties	272,054	359,309
Deferred revenue	32,400	32,400
Notes payable to bank	165,931	197,066
Hillgrove advances payable (Note 10)	378,074	378,074
Long-term debt, current portion	55,875	56,334
Total current liabilities	3,719,938	3,975,681

Long-term debt, net of current portion	55,983	76,762
Hillgrove advances payable (Note 10)	756,147	756,147
Note payable-SBA (Note 15)	443,400	-
Stock payable to directors for services	65,625	134,375
Asset retirement obligations and accrued reclamation costs	288,254	283,868
Total liabilities	5,329,347	5,226,833
Commitments and contingencies (Note 4 and 10)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $937,500 and $930,000
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,043,622 and $5,002,473
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
70,206,899 and 69,661,436 shares issued and outstanding, respectively	702,068	696,614
Additional paid-in capital	37,295,259	37,107,730
Accumulated deficit	(29,947,155)	(29,363,990)
Total stockholders' equity	8,076,960	8,467,142
Total liabilities and stockholders' equity	$13,406,307	$13,693,975

 The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

REVENUES	$1,585,191	$2,272,283	$3,328,182	$4,728,648

COST OF REVENUES	1,601,252	2,445,478	3,243,066	4,970,896

GROSS PROFIT (LOSS)	(16,061)	(173,195)	85,116	(242,248)

OPERATING EXPENSES:
General and administrative	116,560	153,909	316,531	359,083
Salaries and benefits	111,178	100,362	206,147	333,030
Other operating expenses	25	10,500	24,250	86,630
Professional fees	32,652	22,452	117,610	123,194
TOTAL OPERATING EXPENSES	260,415	287,223	664,538	901,937

INCOME (LOSS) FROM OPERATIONS	(276,476)	(460,418)	(579,422)	(1,144,185)

OTHER INCOME (EXPENSE):
Interest income	31	31	835	772
Interest expense	(6,439)	(24,228)	(11,187)	(46,716)
Grant income (Note 15)	10,000	-	10,000	-
Factoring expense	(1,399)	(1,424)	(3,391)	(3,370)
TOTAL OTHER INCOME (EXPENSE)	2,193	(25,621)	(3,743)	(49,314)

NET INCOME (LOSS)	(274,283)	(486,039)	(583,165)	(1,193,499)
Preferred dividends	(12,162)	(12,162)	(24,325)	(24,325)

Net income (loss) available to common stockholders	$(286,445)	$(498,201)	$(607,490)	$(1,217,824)

Net income (loss) per share of common stock:
Basic	-	$(0.01)	$(0.01)	$(0.02)
Diluted	-	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic	70,177,677	68,721,070	69,937,144	68,614,804
Diluted	70,177,677	68,721,070	69,937,144	68,613,804

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the three month periods ended June 30, 2020 and 2019

	Total Preferred Stock		Common Stock
Three months ended June 30, 2020	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity

Balances, April 1, 2020	2,678,909	$26,788	69,911,436	$699,114	$37,167,730	$(29,672,872)	$8,220,760

Issuance of common stock to Directors			295,463	2,954	127,529		130,483
Net loss						(274,283)	(274,283)
Balances, June 30, 2020	2,678,909	$26,788	70,206,899	$702,068	$37,295,259	$(29,947,155)	$8,076,960

	Total Preferred Stock		Common Stock
Three months ended June 30, 2019	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity

Balances, April 1, 2019	2,678,909	$26,788	68,427,171	$684,271	$36,540,874	$(26,398,559)	$10,853,374

Issuance of common stock to Directors			330,183	3,302	171,698		175,000
Net loss						(486,039)	(486,039)
Balances, June 30, 2019	2,678,909	$26,788	68,757,354	$687,573	$36,712,572	$(26,884,598)	$10,542,335

For the six month periods ended June 30, 2020 and 2019

	Total Preferred Stock		Common Stock
Six months ended June 30, 2020	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity

Balances, January 1, 2020	2,678,909	$26,788	69,661,436	$696,614	$37,107,730	$(29,363,990)	$8,467,142
Issuance of common stock upon exercise of warrants (Note 10)			250,000	2,500	60,000		62,500
Issuance of common stock to Directors			295,463	2,954	127,529		130,483
Net loss						(583,165)	(583,165)
Balances, June 30, 2020	2,678,909	$26,788	70,206,899	$702,068	$37,295,259	$(29,947,155)	$8,076,960

	Total Preferred Stock		Common Stock
Six months ended June 30, 2019	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity

Balances, January 1, 2019	2,678,909	$26,788	68,227,171	$682,271	$36,406,874	$(25,691,099)	$11,424,834

Issuance of common stock to chief financial officer			200,000	2,000	134,000		136,000
Issuance of common stock to Directors			330,183	3,302	171,698		175,000
Net loss						(1,193,499)	(1,193,499)
Balances, June 30, 2019	2,678,909	$26,788	68,757,354	$687,573	$36,712,572	$(26,884,598)	$10,542,335

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30, 2020	June 30, 2019
Cash Flows From Operating Activities:
Net income (loss)	$(583,165)	$(1,193,499)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	449,648	446,546
Amortization of debt discount	-	36,338
Accretion of asset retirement obligation	4,386	3,074
Common stock issued for services	-	136,000
Common stock payable for directors' fees	61,733	62,500
Other non cash items	(660)	(598)
Change in:
Accounts receivable, net	50,817	21,386
Inventories	39,890	31,573
IVA receivable and other assets	(43,952)	1,679
Accounts payable	(256,368)	145,252
Accrued payroll, taxes and interest	(71,023)	82,845
Other accrued liabilities	47,355	35,782
Payables to related parties	21,405	36,135
Net cash provided (used) by operating activities	(279,934)	(154,987)

Cash Flows From Investing Activities:
Payment received on note receivable for sale of land	-	400,000
Purchases of properties, plants and equipment	(200,166)	(473,578)
Net cash used by investing activities	(200,166)	(73,578)

Cash Flows From Financing Activities:
Change in checks issued and payable	142,530	66,546
Net proceeds from (payments to) factor	612	(2,720)
Advances from related party	-	227,200
Payments on advances from related party	(46,160)	-
Proceeds from note payable-SBA	443,400	-
Proceeds from notes payable to bank, net of payments	(31,135)	16,081
Principal payments on long-term debt	(21,238)	(89,430)
Net cash provided (used) by financing activities	488,009	217,677

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,909	(10,888)
Cash and cash equivalents and restricted cash at beginning of period	172,767	113,897
Cash and cash equivalents and restricted cash at end of period	$180,676	$103,009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Common stock payable issued to directors	$130,483	$175,000
Payable to related party satisfied with exercise of stock
purchase warrant	$62,500

..
The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Going Concern Consideration

At June 30, 2020, the Company’s consolidated financial statements show negative working capital of approximately $2.5 million and an accumulated deficit of approximately $29.9 million.  With the exception of 2018, the Company has incurred losses for the past several years.  The net income in 2018 was primarily due to non-recurring events which contributed approximately $2.5 million to net income. These factors indicate that there is substantial doubt regarding the ability to continue as a going concern for the next twelve months.

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations.  The abandonment of the mineral properties in Mexico in November 2019 resulted in the removal of approximately $1,500,000 of debt and the related payments which were $86,000 in 2019 and $193,000 in 2018.  In March of 2020, the Company applied for and received funds from a note payable-Small Business Administration (“SBA”) for $443,400. The Company is confident it can make debt payments when due.  In August 2019 and, subsequent to June 30, 2020, in July 2020 the Company was successful in raising $404,199 and $1,849,300, respectively, from the sale of shares of common stock to fund capital projects in Mexico.

The continuing losses are principally a result of the Company’s antimony operations due to both depressed antimony prices and high production costs incurred in Mexico.  To improve conditions, the Company plans to continue searching for areas to reduce production costs, and we have decided to de-emphasize our antimony production and concentrate our resources on finishing the precious metals system in Mexico to take advantage of the current high prices for silver and gold.  Management expects improvement in cash flow in 2020 from the sale of precious metals extracted from the leach circuit scheduled to come on line in Mexico in the second half of 2020.

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

For the three and six month periods ended June 30, 2020 and 2019, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	June 30, 2020	June 30, 2019
Warrants	452,041	250,000
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	2,203,046	2,001,005

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
●
Precious Metals: includes unrefined and refined gold and silver

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.
Revenue Recognition, Continued:

Sales of products for the three and six month periods ended June 30, 2020 and 2019, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Antimony	$910,484	$1,507,588	$2,031,909	$3,213,411
Zeolite	612,715	704,172	1,172,075	1,430,187
Precious metals	61,992	60,523	124,198	85,050
	$1,585,191	$2,272,283	$3,328,182	$4,728,648

The following is sales information by geographic area based on the location of customers for the three and six month periodss ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
United States	$1,436,047	$1,819,707	$3,002,284	$3,928,276
Canada	149,144	139,523	325,898	326,780
Mexico	-	313,053	-	473,592
	$1,585,191	$2,272,283	$3,328,182	$4,728,648

Sales of products to significant customers were as follows for the three and six month periods ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Mexichem Speciality Compounds		$375,514	$523,660	$1,059,525
Nyacol Nanotechnologies		267,638	-	404,324
Kohler Corporation		454,943	-	913,037
GE Chaplin, Inc	$176,081	-	290,372	-
Comerce Industrial Chemical	148,019	-	-	-
ZEO, Inc.	231,010	-	374,102	-
	$555,110	$1,098,095	$1,188,134	$2,376,886
% of Total Revenues	35.00%	48.33%	35.70%	50.27%

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.
Revenue Recognition, Continued:

Accounts receivable from largest customers were as follows at June 30, 2020 and December 31, 2019:

Largest Accounts Receivable	June 30, 2020	December 31, 2019
Nutreco Canada Inc.		$21,219
Zeo Inc.	$21,633	-
RyMar Synthetic Grass	20,710	-
Lake Shore Gold	-	27,854
Teck North America Inc.	93,100	-
Commerce Industrial Chemical	-	54,684
	$135,443	$103,757
% of Total Receivables	58.00%	36.48%

Our trade accounts receivable balance related to contracts with customers was $233,636 at June 30, 2020 and $284,453 at December 31, 2019. Our products do not involve any warranty agreements and product returns are not typical.

5.
Inventories

Inventories at June 30, 2020 and December 31, 2019 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventories at June 30, 2020 and December 31, 2019, are as follows:

	June 30, 2020	December 31, 2019
Antimony Oxide	$122,783	$204,550
Antimony Metal	25,776	5,654
Antimony Ore	151,841	151,841
Total antimony	300,400	362,045
Zeolite	285,954	264,199
	$586,354	$626,244

Antimony oxide inventory consisted of finished product oxide held at the Company's plant in Montana. Antimony concentrates and ore were held primarily at sites in Mexico and are essentially raw material. The Company's zeolite inventory consists of salable zeolite material.

At June 30, 2020 and December 31, 2019, the antimony inventory in Mexico was valued at estimated net realizable value resulting in write-downs of $16,380 and $16,396, respectively.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

6.
Accounts Receivable and Due to Factor

Factoring fees paid by the Company for the three and six month periods ended June 30, 2020 were $1,399 (2019: $1,424) and $3,391 (2019: $3,370), respectively. For the three and six month periods ended June 30, 2020, net accounts receivable of approximately $70,000 (2019: $71,000) and $170,000 (2019: $168,000), resepectively, were sold under the agreement with the factor.

We present the receivables, net of allowances, as current assets and we present the amount potentially due to the Factor as secured financing in current liablities.

Accounts Receivble	June 30, 2020	December 31, 2019
Accounts receivable - non factored	$222,144	$273,573
Accounts receivable - factored with recourse	11,492	10,880
Accounts receivable - net	$233,636	$284,453

7.
Commitments and Contingencies

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease called for a term of one year and required payments of $10,000, plus a tax of $1,700, per month. The lease was renewable each year with a 15 day notice to the lessor and agreement of terms. The lease renewal was scheduled for renewal in June 2020. Subsequent to quarter end, and after discussions with the lessor, in July 2020, the Company decided not to renew the lease due to the continuing low market price for antimony and to reduce Mexican antimony production while seeking other lower cost sources of antimony ore and concentrates. Management will evaluate the carrying value of Wadley assets (approximately $320,000 at June 30, 2020), for impairment during the third quarter of 2020.

8.
Notes Payable to Bank

At June 30, 2020 and December 31, 2019, the Company had the following notes payable to bank:

	June 30, 2020	December 31, 2019
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$99,999	$97,067

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	65,932	99,999

Total notes payable to the bank	$165,931	$197,066

These notes were personally guaranteed by John C. Lawrence, the Company’s previous Chief Executive Officer and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,999. Mr. Lawrence passed away on June 16, 2020. The Company and the bank are considering changes to the guarantee.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

9.
Debt

Long-Term debt at June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
Note payable to Zeo Inc., non interest bearing,
payable in 11 quarterly installments of $8,300 with a final payment of $8,700;
maturing December 2022; uncollateralized.	$83,400	$100,000
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $778; maturing
December 2022; collateralized by equipment.	22,312	26,250
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.	-	700
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; originally maturing
March 2015; collateralized by equipment.	6,146	6,146
	111,858	133,096
Less current portion	(55,875)	(56,334)
Long-term portion	$55,983	$76,762

At June 30, 2020, principal payments on debt are due as follows:

12 Months Ending June 30,	Principal Payment
2021	55,875
2022	41,931
2023	14,052
$111,858

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

10.
Related Party Transactions

On June 16, 2020, John C. Lawrence, the Company’s founder, Chief Executive officer, and Chairman of the Board of Directors, passed away. The Company’s Executive Vice-President, John C. Gustaven, has been appointed to Interim Chief Executive Officer.

The Company’s previous President and Chairman, John Lawrence, rented equipment to the Company and charged the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owns. The amount due to Mr. Lawrence as of June 30, 2020 and December 31, 2019 was $178,380 and $156,975, respectively. For the three and six months ended June 30, 2020, the Company paid $0 and $1,532, respectively, compared to $3,480 and $5,064 for the three and six months ended June 30, 2019, respectively, to John Lawrence, our previous President and Chief Executive Officer, as reimbursement for equipment used by the Company.

During 2019, Mr. Lawrence advanced funds to the Company that had a balance at December 31, 2019 of $192,134. During the three and six month periods ended June 30, 2020, the Company paid Mr. Lawrence $24,227 and $98,660, respectively, on these advances. A portion of this amount was in the form of the exercise of a warrant held by Mr. Lawrence for 250,000 shares of common stock at an exercise price of $0.25 or $62,500. The balance of the advances due to Mr. Lawrence at June 30, 2020 is $93,474.

John C. Gustaven, Interim Chief Executive Officer of the Company, has an advance due from the Company of $200 and $10,200, respectively, at June 30, 2020 and December 31, 2019. During the three and six month periods ended June 30, 2020, the Company paid Mr. Gustaven $8,000 and $10,000, respectively, on these advances.

11.
Stockholder’s Equity

During the six month periods ended June 30, 2020 and June 30, 2019, the Company accrued $65,625 and $62,500, respectively, in directors’ fees payable that will be paid in common stock.

During the six months ended June 30, 2020, the Company issued 250,000 shares of common stock to John Lawrence, the Company’s previous president, upon exercise of a warrant.

Warrants

At December 31, 2019, warrants for purchase of 250,000 shares of the Company’s common stock for $0.25 per share were outstanding and have no expiration date. These warrants were owned by the Company’s previous president. The warrants were exercised on March 18, 2020.

Warrants for purchase of 452,041 shares of the Company’s common stock were sold with shares of common stock in 2019.    The warrants have an exercise price of $0.65 per share and expire in 2022.   None have been exercised and all are outstanding at June 30, 2020 and December 31, 2019.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

12.
Income Taxes

During the three and six month periods ended June 30, 2020 and year ended December 31, 2019, the Company determined that a valuation allowance equal to 100% of any deferred tax asset was appropriate, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of its net deferred tax asset. The net effect is that the deferred tax asset is fully reserved for at June 30, 2020 and December 31, 2019. Management estimates the effective tax rate at 0% for the current year.

In early 2019, the Company was notified by the Mexican tax authority (“SAT”) began its re-assessment of USAMSA’s 2013 income tax return. In November 2019, SAT assessed the Company $16.3 million pesos, which was approximately $696,000 USD as of June 30, 2020.

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

At June 30, 2020, management assessed the possible outcomes for this tax audit and believes, based on its discussions with its tax attorney in Mexico, that the most likely outcome will be that the Company will be successful in its appeal resulting in no tax due. Management determined that no amount should be accrued at June 30, 2020 relating to this potential tax liability. There can be no assurance that the Company’s ultimate liability, if any, will not have a material adverse effect on the Company’s results of operations or financial position.

If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will adjust its net operating loss carryforward, or accrue penalties, interest, and tax associated with the assessment.

13. Hillgrove Advances Payable

On November 7, 2014, the Company entered into an advance and concentrate processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) in which the Company was advanced funds from Hillgrove to build facilities to process Hillgrove antimony concentrate. The Company has not processed Hillgrove concentrate for the past two years. The agreement requires the Company to pay the advance balance after Hillgrove issues a stop notice. Payments would begin 90 days after the stop notice issue date and be made in six equal and quarterly installments. The balance of the advance liability due to Hillgrove was $1,134,221 at both June 30, 2020 and December 31, 2019. Hillgrove was acquired by Red River Resources LTD (“Red River”) during 2019. Although the Company has not received a stop notice through the date these financial statements were issued, management has determined that one might be forthcoming in 2020. Based on management’s assessment of likelihood and the payment terms of the agreement, $378,074 of the balance is classified as current as of June 30, 2020 and December 31, 2019.

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

Segment disclosure regarding sales to major customers is located in Note 4.

Properties, plants and equipment, net:	June 30, 2020	December 31, 2019
Antimony
United States	$1,648,758	$1,631,100
Mexico	8,244,499	8,800,820
Subtotal Antimony	9,893,257	10,431,920
Precious metals	939,087	567,738
Zeolite	1,105,022	1,187,190
Total	$11,937,366	$12,186,848

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Capital expenditures:
Antimony
United States	$9,327	$1,368	$32,448	$2,713
Mexico	3,897	141,797	30,662	416,703
Subtotal Antimony	13,224	143,165	63,110	419,416
Precious Metals	82,324	6,398	120,845	13,152
Zeolite	8,347	11,447	16,211	41,010
Total	$103,895	$161,010	$200,166	$473,578

At June 30, 2020 and December 31, 2019, the Company had $841,503 and $1,306,579, respectively, of assets that were not yet placed in service and have not yet been depreciatied.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.
Business Segments, continued:

Segment Operations for the three months ended June 30, 2020	Antimony USA	Antimony Mexico	Total Antimony	Precious Metals	Zeolite	Totals

Total revenues	$910,484	$-	$910,484	$61,992	$612,715	$1,585,191

Depreciation and amortization	$7,394	$146,101	$153,495	$20,683	$49,189	$223,367

Income (loss) from operations	$126,208	$(559,575)	$(433,367)	$41,308	$115,583	$(276,476)

Other income (expense):	4,739	-	4,739	-	(2,546)	2,193

NET INCOME (LOSS)	$130,947	$(559,575)	$(428,628)	$41,308	$113,037	$(274,283)

Segment Operations for the three months ended June 30, 2019	Antimony USA	Antimony Mexico	Total Antimony	Precious Metals	Zeolite	Totals

Total revenues	$1,194,535	$313,053	$1,507,588	$60,523	$704,172	$2,272,283

Depreciation and amortization	$10,878	$149,083	$159,961	$17,011	$46,301	$223,273

Income (loss) from operations	(56,245)	(629,422)	(685,667)	43,513	181,736	(460,418)

Other income (expense):	(4,420)	(18,051)	(22,471)	-	(3,150)	(25,621)

NET INCOME (LOSS)	$(60,665)	$(647,473)	$(708,138)	$43,513	$178,586	$(486,039)

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.
Business Segments, continued:

Segment Operations for the six months ended June 30, 2020	Antimony USA	Antimony Mexico	Total Antimony	Precious Metals	Zeolite	Totals

Total revenues	$2,031,909	$-	$2,031,909	$124,198	$1,172,075	$3,328,182

Depreciation and amortization	$14,789	$292,199	$306,988	$44,281	$98,379	$449,648

Income (loss) from operations	$365,559	$(1,278,641)	$(913,082)	$79,917	$253,743	$(579,422)

Other income (expense):	1,824	-	1,824	-	(5,567)	(3,743)

NET INCOME (LOSS)	$367,383	$(1,278,641)	$(911,258)	$79,917	$248,176	$(583,165)

Segment Operations for the sixmonths ended June 30, 2019	Antimony USA	Antimony Mexico	Total Antimony	Precious Metals	Zeolite	Totals

Total revenues	$2,739,819	$473,592	$3,213,411	$85,050	$1,430,187	$4,728,648

Depreciation and amortization	$21,755	$298,168	$319,923	$34,021	$92,602	$446,546

Income (loss) from operations	(108,341)	(1,432,098)	(1,540,439)	51,029	345,225	(1,144,185)

Other income (expense):	(5,787)	(36,338)	(42,125)	-	(7,189)	(49,314)

NET INCOME (LOSS)	$(114,128)	$(1,468,436)	$(1,582,564)	$51,029	$338,036	$(1,193,499)

15. Note Payable-Small Business Administration Loans and Grant

On April 22, 2020, the Company received a loan of $443,400 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 22, 2020 matures on April 22, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing in August 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Under the terms of the loan, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company intends to use the entire loan amount for qualifying expenses, but there is no guarantee that the loan will be forgiven.

During the three months ended June 30, 2020, the Company received $10,000 under Division A, Title I, Section 1110 of the CARES Act. The Company is not required to pay this amount back and thus recognized $10,000 as government grant income during the period.

16. Subsequent Events

On July 27, 2020, the Company issued 5,742,858 shares of restricted common stock at $0.35 per share in a private placement transaction. The Company received $1,849,300 net of the transaction fees. Each share includes one warrant to purchase one share for $0.46 per share, with an expiration term of five and one-half years following issuance. The funds will be used for completion of the precious metals recovery system in Mexico and for general corporate activities.

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

Antimony - Combined USA	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
and Mexico	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Lbs of Antimony Metal USA	119,559	175,823	286,467	409,419
Lbs of Antimony Metal Mexico:	114,139	242,306	242,684	451,858
Total Lbs of Antimony Metal Sold	233,698	418,129	529,151	861,277
Average Sales Price/Lb Metal	$3.90	$3.61	$3.84	$3.73
Net loss/Lb Metal	$(1.83)	$(1.69)	$(1.72)	$(1.84)

Gross antimony revenue	$910,484	$1,507,588	$2,031,909	$3,213,411

Cost of sales - domestic	(534,638)	(859,301)	(1,067,926)	(1,643,463)
Cost of sales - Mexico	(563,666)	(1,065,791)	(1,247,727)	(2,245,594)
Operating expenses	(245,549)	(268,163)	(629,338)	(864,794)
Non-operating expenses	4,739	(22,471)	1,824	(42,125)
	(1,339,114)	(2,215,726)	(2,943,167)	(4,795,976)

Net loss - antimony	(428,630)	(708,138)	(911,258)	(1,582,565)
Depreciation,& amortization	153,495	159,961	306,988	319,923
EBITDA - antimony	$(275,135)	$(548,177)	$(604,270)	$(1,262,642)

Precious Metals
Ounces sold
Gold	10	18	24	24
Silver	3,983	3,408	9,031	5,133

Gross precious metals revenue	$61,992	$60,523	$124,198	$85,050
Production costs	(20,683)	(17,011)	(44,281)	(34,021)
Net income - precious metals	41,309	43,512	79,917	51,029
Depreciation	20,683	17,011	44,281	34,021
EBITDA - precious metals	$61,992	$60,523	$124,198	$85,050

Zeolite
Tons sold	3,045	3,600	5,854	7,441
Average Sales Price/Ton	$201.22	$195.60	$200.22	$192.20
Net income (Loss)/Ton	$37.12	$49.61	$42.39	$45.43

Gross zeolite revenue	$612,715	$704,172	$1,172,075	$1,430,187
Cost of sales	(482,266)	(503,375)	(883,132)	(1,047,818)
Operating expenses	(14,865)	(19,060)	(35,200)	(37,143)
Non-operating expenses	(2,546)	(3,150)	(5,567)	(7,189)
Net income - zeolite	113,038	178,587	248,176	338,037
Depreciation	49,189	46,301	98,379	92,601
EBITDA - zeolite	$162,227	$224,888	$346,555	$430,638

Company-wide
Gross revenue	$1,585,191	$2,272,283	$3,328,182	$4,728,648
Production costs	(1,601,253)	(2,445,478)	(3,243,066)	(4,970,896)
Operating expenses	(260,414)	(287,223)	(664,538)	(901,937)
Non-operating expenses	2,193	(25,621)	(3,743)	(49,314)
Net income (loss)	(274,283)	(486,039)	(583,165)	(1,193,499)
Depreciation,& amortization	223,367	223,273	449,648	446,545
EBITDA	$(50,916)	$(262,766)	$(133,517)	$(746,954)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.
Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Company-Wide

For the second quarter of 2020, we recognized a net loss of $274,283 on sales of $1,585,191, after depreciation and amortization of $223,367. We reported a net loss of $486,039 in the second quarter of 2019 on sales of $2,272,283, after depreciation and amortization of $223,273.

For the first six months of 2020, we recognized a net loss of $583,165 on sales of $3,328,182, compared to a net loss of $1,193,499 in the first six months of 2019, on sales of $4,728,648. In addition to normal operating costs, the loss in the first six months of 2020 was significantly impacted by supply constrictions and the decrease in the market price for antimony.

For the three and six months ended June 30, 2020, EBITDA was a negative $50,916 and a negative $133,517 compared to a negative $262,766 and $746,954 for the same periods in 2019.

Net non-cash expense items totaled $258,707 for the three months ended June 30, 2020 and included $223,367 for depreication and amortization, $33,608 for director compensation and $1,732 for other items Net non-cash expense items totaled $515,107 for the first six months of 2020 and included $449,648 for depreciation and amortization, $61,733 for director compensation and $3,726 for other items.

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
For the three and six months ended June 30, 2020, general and administrative expenses were $116,560 and $316,531, respectively, compared to $153,909 and $359,083 for the same periods of 2019.

Antimony

For the three and six month periods ended June 30, 2020, we sold 233,698 and 529,151 pounds, respectively, of antimony compared to 418,129 and 861,277 pounds, respectively, for the three and six month periods ended June 30, 2019, respectively. The raw material received from our North American supplier decreased by approximately 57,000 and 123,000 pounds, respectively, for the three and six month periods ended June 30, 2020, compared to the same quarter for 2019. We had a decrease in raw material from Mexico of approximately 128,000 and 209,000 pounds from Mexico for for the three and six month periods ended June 30, 2020, compared to the same quarter for 2019.

The average sales price of antimony during the three and six month periods ended June 30, 2020 was $3.90 and $3.84 per pound, respectively, compared to $3.61and $3.73, respectively, during the same period in 2019.

Precious Metals

The caustic leach of flotation concentrates from Los Juarez has been successful, and the cyanide leach plant at Puerto Blanco is on schedule to start the pilot production of Los Juarez gold, silver, and antimony during the third quarter of 2020.

For the three and six month periods ended June 30, 2020, income for precious metals from North American sources was $61,992 and $124,198, compared to $60,523 and $85,050 for the same periods of 2019.

From the Los Juarez deposit, the estimated recovery value of precious metals per metric ton, after the caustic leach and cyanide leach circuits, is as follows:

Schedule of recovery values
Metal	Assay	Recovery	Value	Value/Mt
Gold	0.035 opmt	90%	$1900/oz	$59.85
Silver	3.27 opmt	90%	$26.0/oz	$76.52
Antimony	0.652%	70%	$2.70/oz	$27.11
Total				$163.48

Current and prior years’ revenue from precious metals is as follows:

Precious Metal Sales Silver/Gold	For the three months ended June 30,		For the six months ended June 30,
Montana	2020	2019	2020	2019
Ounces Gold Shipped (Au)	9.80	9.67	24.71	16.12
Ounces Silver Shipped (Ag)	3,983.46	2,680.77	9,031.12	4,405.17
Total Revenues	$61,992	$37,952	$124,198	$62,479

Mexico	2020	2019	2020	2019
Ounces Gold Shipped (Au)	-	8.21	-	8.21
Ounces Silver Shipped (Ag)	-	727.88	-	727.88
Total Revenues	$0	$22,571	$0	$22,571

Bear River Zeolite (BRZ)

For the three and six month periods ended June 30, 2020, BRZ sold 3,045 and 5,854 tons of zeolite, respectively, compared to 3,600 and 7,441 tons in the same periods of 2019.

For the three and six month periods ended June 30, 2020, BRZ realized net income of $113,038 and $248,176, respectively, after depreciation of $49,189 and $98,379, respectively, compared to a net income of $178,587 and $338,037, after depreciation of $46,301 and $92,601, respectively, for the same periods of 2019.

BRZ realized an EBITDA for the three and six month periods ended June 30, 2020 of $162,227 and $346,555, respectively, compared to $224,888 and $430,638, respectively, for the same periods in 2019.

We are anticipating growth in all areas of zeolite sales.

Financial Position

Financial Condition and Liquidity	June 30, 2020	December 31, 2019

Current assets	$1,197,617	$1,279,755
Current liabilities	(3,719,938)	(3,975,681)
Net Working Capital	$(2,522,321)	$(2,695,926)

	For the Three Months Ended
	June 30, 2020	June 30, 2019
Cash provided (used) by operations	$(279,934)	$(154,987)
Cash provided (used) by investing:
Cash used for capital outlay	(200,166)	(473,578)
Payment received on note receivable	-	400,000
Cash provided (used) by financing:
Net payments (to) from factor	612	(2,720)
Proceeds from notes payable to bank, net of payments	(31,135)	16,081
Principal paid on long-term debt	(21,238)	(89,430)
Advances from related party	-	227,200
Payments on advances from related parties	(46,160)	-
Proceeds from note payable-SBA	443,400	-
Checks issued and payable	142,530	66,546
Net change in cash and restricted cash	$7,909	$(10,888)

Our net working capital increased by approximately $174,000 from December 31, 2019, to June 30, 2020. Our cash and cash equivalents increased by approximately $8,000 during the same period. We spent approximately $200,000 for capital items, and our long term debt increased by approximately $423,000. We have estimated commitments for construction and improvements of less than $100,000 to finish building and installing the precious metals leach circuits. We believe that with our current cash balance, along with the future cash flow from operations and operating agreements, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months. We have lines of credit of $199,998 which have been drawn down by $165,931 at June 30, 2020.

At June 30, 2020, the Company’s consolidated financial statements show negative working capital of approximately $2.5 million and an accumulated deficit of approximately $29.9 million.  With the exception of 2018, the Company has incurred losses for the past several years.  The net income in 2018 was primarily due to non-recurring events which contributed approximately $2.5 million to net income. These factors indicate that there is substantial doubt regarding the ability to continue as a going concern for the next twelve months.

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations.  The abandonment of the mineral properties in Mexico in November 2019 resulted in the removal of approximately $1,500,000 of debt and the related payments which were $86,000 in 2019 and $193,000 in 2018.  In March of 2020, the Company applied for and received a funds from a note payable-Small Business Administration (“SBA”) for $443,400. The Company is confident it can make debt payments when due.  In August 2019 and, subsequent to June 30, 2020, in July 2020 the Company was successful in raising $404,199 and $1,849,300, respectively, from the sale of shares of common stock to fund capital projects in Mexico.

The continuing losses are principally a result of the Company’s antimony operations due to both depressed antimony prices and high production costs incurred in Mexico.  To improve conditions, the Company plans to continue searching for areas to reduce production costs, and we have decided to de-emphasize our antimony production and concentrate our resources on finishing the precious metals system in Mexico to take advantage of the current high prices for silver and gold.  Management expects improvement in cash flow in 2020 from the sale of precious metals extracted from the leach circuit scheduled to come on line in Mexico in the second half of 2020.

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

ITEM 3.

None

ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2020. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended June 30, 2020.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

/s/ John C. Gustaven	/s/ Daniel L. Parks
John C. Gustaven	Daniel L. Parks
Director and President (Principal Executive)	Chief Financial Officer
Date: August 19, 2020	Date: August 19, 2020