Form 10-Q
period 2020-09-30
UNITED STATES ANTIMONY CORP
filed 2020-11-16
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 16, 2020, the registrant had outstanding 75,949,757 shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED SEPTEMBER 30, 2020

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

ASSETS
	September 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$1,435,225	$115,506
Certificates of deposit	254,213	253,552
Accounts receivable	222,054	284,453
Inventories	565,050	626,244
Total current assets	2,476,542	1,279,755

Properties, plants and equipment, net	11,421,503	12,186,848
Restricted cash for reclamation bonds	57,261	57,261
IVA receivable and other assets	159,992	170,111
Total assets	$14,115,298	$13,693,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$14,754	$17,633
Accounts payable	2,076,794	2,328,977
Due to factor	5,848	10,880
Accrued payroll, taxes and interest	215,973	260,800
Other accrued liabilities	404,804	334,208
Payable to related parties	253,564	359,309
Deferred revenue	32,400	32,400
Notes payable to bank	150,796	197,066
Hillgrove advances payable (Note 10)	378,074	378,074
Long-term debt, current portion	55,956	56,334
Total current liabilities	3,588,963	3,975,681

Long-term debt, net of current portion	46,264	76,762
Hillgrove advances payable (Note 10)	756,147	756,147
Note payable-SBA (Note 15)	443,400	-
Stock payable to directors for services	93,750	134,375
Asset retirement obligations and accrued reclamation costs	289,986	283,868
Total liabilities	5,218,510	5,226,833
Commitments and contingencies (Note 4 and 10)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $937,500 and $930,000
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,043,622 and $5,002,473
respectively)	17,509	17,509
Common stock, $0.01 par value, 90,000,000 shares authorized;
75,949,757 and 69,661,436 shares issued and outstanding, respectively	759,496	696,614
Additional paid-in capital	39,050,899	37,107,730
Accumulated deficit	(30,940,395)	(29,363,990)
Total stockholders' equity	8,896,788	8,467,142
Total liabilities and stockholders' equity	$14,115,298	$13,693,975

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

REVENUES	$1,007,231	$1,787,934	$4,335,413	$6,516,582

COST OF REVENUES	1,442,322	2,058,751	4,685,388	7,029,647

GROSS PROFIT (LOSS)	(435,091)	(270,817)	(349,975)	(513,065)

OPERATING EXPENSES:
General and administrative	108,643	139,456	425,174	498,539
Salaries and benefits	82,308	91,178	288,455	424,208
Other operating expenses	-	-	24,250	86,630
Professional fees	43,557	40,010	161,167	163,204
Loss on abandonment of mineral properties	318,502	-	318,502	-
TOTAL OPERATING EXPENSES	553,010	270,644	1,217,548	1,172,581

INCOME (LOSS) FROM OPERATIONS	(988,101)	(541,461)	(1,567,523)	(1,685,646)

OTHER INCOME (EXPENSE):
Interest income	19	19	854	791
Interest expense	(3,750)	(24,444)	(14,937)	(71,160)
Grant income (Note 15)	-	-	10,000	-
Factoring expense	(1,408)	(2,706)	(4,799)	(6,076)
TOTAL OTHER INCOME (EXPENSE)	(5,139)	(27,131)	(8,882)	(76,445)

NET INCOME (LOSS)	(993,240)	(568,592)	(1,576,405)	(1,762,091)
Preferred dividends	(12,162)	(12,162)	(36,487)	(36,487)

Net income (loss) available to common stockholders	$(1,005,402)	$(580,754)	$(1,612,892)	$(1,798,578)

Net income (loss) per share of common stock:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	73,240,218	69,224,297	71,033,733	68,818,050

United States Antimony Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

For the three month periods ended September 30, 2020 and 2019
					Additional		Total
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
Three months ended September 30, 2020	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, July 1, 2020	2,678,909	$26,788	70,206,899	$702,068	$37,295,259	$(29,947,155)	$8,076,960

Issuance of common stock and warrants for cash			5,742,858	57,428	1,952,572		2,010,000
Common stock issuance costs					(196,932)		(196,932)
Net loss						(993,240)	(993,240)
Balances, September 30, 2020	2,678,909	$26,788	75,949,757	$759,496	$39,050,899	$(30,940,395)	$8,896,788

					Additional		Total
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
Three months ended September 30, 2019	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, July 1, 2019	2,678,909	$26,788	68,757,354	$687,573	$36,712,572	$(26,884,598)	$10,542,335

Issuance of common stock for cash			904,082	9,041	422,281		431,322
Net loss						(568,592)	(568,592)
Balances, September 30, 2019	2,678,909	$26,788	69,661,436	$696,614	$37,134,853	$(27,453,190)	$10,405,065

For the nine month periods ended September 30, 2020 and 2019
					Additional		Total
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
Nine months ended September 30, 2020	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, January 1, 2020	2,678,909	$26,788	69,661,436	$696,614	$37,107,730	$(29,363,990)	$8,467,142
Issuance of common stock upon exercise of warrants (Note 10)			250,000	2,500	60,000		62,500
Issuance of common stock to Directors			295,463	2,954	127,529		130,483
Issuance of common stock and warrants for cash			5,742,858	57,428	1,952,572		2,010,000
Common stock issuance costs					(196,932)		(196,932)
Net loss						(1,576,405)	(1,576,405)
Balances, September 30, 2020	2,678,909	$26,788	75,949,757	$759,496	$39,050,899	$(30,940,395)	$8,896,788

					Additional		Total
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
Nine months ended September 30, 2019	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, January 1, 2019	2,678,909	$26,788	68,227,171	$682,271	$36,406,874	$(25,691,099)	$11,424,834

Issuance of common stock to chief financial officer			200,000	2,000	134,000		136,000
Issuance of common stock to Directors			330,183	3,302	171,698		175,000
Issuance of common stock for cash			904,082	9,041	422,281		431,322
Net loss						(1,762,091)	(1,762,091)
Balances, September 30, 2019	2,678,909	$26,788	69,661,436	$696,614	$37,134,853	$(27,453,190)	$10,405,065

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	September 30, 2020	September 30, 2019
Cash Flows From Operating Activities:
Net income (loss)	$(1,576,405)	$(1,762,091)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	667,298	732,702
Loss on abandonment of mineral properties	318,502
Amortization of debt discount	-	54,110
Accretion of asset retirement obligation	6,118	4,611
Common stock issued for services	-	136,000
Common stock payable for directors' fees	89,858	96,875
Other non cash items	(661)	(598)
Change in:
Accounts receivable, net	62,399	115,451
Inventories	61,194	47,187
IVA receivable and other assets	10,119	39,501
Accounts payable	(252,183)	134,237
Accrued payroll, taxes and interest	(44,827)	41,325
Other accrued liabilities	70,596	47,465
Payables to related parties	21,405	29,683
Net cash provided (used) by operating activities	(566,587)	(283,542)

Cash Flows From Investing Activities:
Payment received on note receivable for sale of land	-	400,000
Purchases of properties, plants and equipment	(220,455)	(677,837)
Net cash used by investing activities	(220,455)	(277,837)

Cash Flows From Financing Activities:
Change in checks issued and payable	(2,879)	42,580
Net proceeds from (payments to) factor	(5,032)	(14,777)
Proceeds from issuance of common stock and warrants, net of issuance costs	1,813,068	431,322
Advances from related party	-	237,400
Payments on advances from related party	(64,650)	(17,387)
Proceeds from note payable-SBA	443,400	-
Proceeds from notes payable to bank, net of payments	(46,270)	14,311
Principal payments on long-term debt	(30,876)	(116,961)
Net cash provided (used) by financing activities	2,106,761	576,488

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,319,719	15,109
Cash and cash equivalents and restricted cash at beginning of period	172,767	113,897
Cash and cash equivalents and restricted cash at end of period	$1,492,486	$129,006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash investing and financing activities:
Common stock payable issued to directors	$130,483	$175,000
Payable to related party satisfied with exercise of stock
purchase warrant	$62,500
..
The accompanying notes are an integral part of the consolidated financial statements.

4

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Going Concern Consideration

At September 30, 2020, the Company’s consolidated financial statements show negative working capital of approximately $1.1 million and an accumulated deficit of approximately $30.9 million.  With the exception of 2018, the Company has incurred losses for the past several years.  The net income in 2018 was primarily due to non-recurring events which contributed approximately $2.5 million to net income. These factors indicate that there is substantial doubt regarding the ability to continue as a going concern for the next twelve months.

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations.  The abandonment of the mineral properties in Mexico in November 2019 resulted in the removal of approximately $1,500,000 of debt and the related payments which were $86,000 in 2019 and $193,000 in 2018.  In March of 2020, the Company applied for and received funds from a note payable-Small Business Administration (“SBA”) for $443,400. Management believes that the Company can make debt payments when due.  In August 2019 and in July 2020 the Company was successful in raising $404,199 and $1,813,068, respectively, from the sale of shares of common stock to fund capital projects in Mexico.

The continuing losses are principally a result of the Company’s antimony operations, due to both depressed antimony prices and high production costs incurred in Mexico.  To improve conditions, the Company plans to continue searching for areas to reduce production costs, and we have decided to de-emphasize our antimony production and concentrate our resources on finishing the precious metals system in Mexico to take advantage of the current high prices for silver and gold.  Management expects improvement in cash flow in 2021 from the sale of precious metals extracted from the leach circuit scheduled to come on line in Mexico in the second half of 2021.

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

At September 30, 2020 and 2019, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	September 30, 2020	September 30, 2019
Warrants	6,194,899	702,041
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	7,945,904	2,453,046

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
●
Precious Metals: includes unrefined and refined gold and silver

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.
Revenue Recognition, Continued:

Sales of products for the three and nine month periods ended September 30, 2020 and 2019, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Antimony	$477,273	$1,080,871	$2,509,183	$4,294,281
Zeolite	481,126	651,563	1,653,201	2,081,751
Precious metals	48,832	55,500	173,029	140,550
	$1,007,231	$1,787,934	$4,335,413	$6,516,582

The following is sales information by geographic area based on the location of customers for the three and nine month periodss ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$891,090	$1,570,364	$3,893,374	$5,498,640
Canada	116,141	217,570	442,039	544,350
Mexico	-	-	-	473,592
	$1,007,231	$1,787,934	$4,335,413	$6,516,582

Sales of products to significant customers were as follows for the three and nine month periods ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
Sales to Three	September 30,	September 30,	September 30,	September 30,
Largest Customers	2020	2019	2020	2019
Axens North America		$128,805
GE Chaplin, Inc.	$114,075	-	$404,447
Mexichem Specialty Compounds Inc.	-	314,008	523,660	$1,373,533
Kohler Corporation	131,360	-	345,899	1,028,624
Nyacol Nanotechnologies	105,865	374,070	-	778,394
	$351,300	$816,883	$1,274,006	$3,180,551
% of Total Revenues	35%	46%	29%	49%

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.
Revenue Recognition, Continued:

Accounts receivable from largest customers were as follows at September 30, 2020 and December 31, 2019:

Largest Accounts Receivable	September 30, 2020	December 31, 2019
Nutreco Canada Inc.	$14,172	$21,219
Earth Innovations Inc.	24,570	-
Axens North America Inc.	15,770	-
Lake Shore Gold	-	27,854
Commerce Industrial Chemical	-	54,684
	$54,512	$103,757
% of Total Receivables	24.55%	36.48%

Our trade accounts receivable balance related to contracts with customers was $222,054 at September 30, 2020 and $284,453 at December 31, 2019. Our products do not involve any warranty agreements and product returns are not typical.

5.
Inventories

Inventories at September 30, 2020 and December 31, 2019 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventories at September 30, 2020 and December 31, 2019, are as follows:

	September 30, 2020	December 31, 2019
Antimony Oxide	$47,981	$204,550
Antimony Metal	28,807	5,654
Antimony Ore	151,841	151,841
Total antimony	228,629	362,045
Zeolite	336,421	264,199
	$565,050	$626,244

Antimony oxide inventory consisted of finished product oxide held at the Company's plants in Montana and Mexico. Antimony concentrates and ore were held primarily at sites in Mexico and are essentially raw material. The Company's zeolite inventory consists of salable zeolite material.

At September 30, 2020 and December 31, 2019, the antimony inventory in Mexico was valued at estimated net realizable value resulting in write-downs of $7,502 and $16,396, respectively.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

6.
Accounts Receivable and Due to Factor

Factoring fees paid by the Company for the three and nine month periods ended September 30, 2020 were $1,408 (2019: $2,706) and $4,799 (2019: $6,076), respectively. For the three and nine month periods ended September 30, 2020, net accounts receivable of approximately $70,350 (2019: $135,300) and $239,950 (2019: $303,800), respectively, were sold under the agreement with the factor.

We present the receivables, net of allowances, as current assets and we present the amount potentially due to the Factor as secured financing in current liablities.

Accounts Receivble	September 30, 2020	December 31, 2019
Accounts receivable - non factored	$216,206	$273,573
Accounts receivable - factored with recourse	5,848	10,880
Accounts receivable - net	$222,054	$284,453

7.
Commitments and Contingencies

In June of 2013, the Company entered into a lease to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease called for a term of one year and required payments of $10,000, plus a tax of $1,700, per month. The lease was renewable each year with a 15 day notice to the lessor and agreement of terms. The lease renewal was scheduled for renewal in June 2020. Subsequent to quarter end, and after discussions with the lessor, in July 2020, the Company decided not to renew the lease due to the continuing low market price for antimony and to reduce Mexican antimony production while seeking other lower cost sources of antimony ore and concentrates. The Company wrote off $318,502 of assets at the Wadley mine, which was determined to be impaired as of September 30, 2020.

8.
Notes Payable to Bank

At September 30, 2020 and December 31, 2019, the Company had the following notes payable to bank:
	September 30,	December 31,
	2020	2019
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$88,585	$97,067

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	62,211	99,999

Total notes payable to the bank	$150,796	$197,066

These notes were personally guaranteed by John C. Lawrence, the Company’s previous Chief Executive Officer and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,999. Mr. Lawrence passed away on June 16, 2020. The Company and the bank are considering changes to the guarantee.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

9.
Debt

Long-Term debt at September 30, 2020 and December 31, 2019 is as follows:	September 30,	December 31,
	2020	2019
Note payable to Zeo Inc., non interest bearing,
payable in 11 quarterly installments of $8,300 with a final payment of $8,700;
maturing December 2022; uncollateralized.	$75,100	$100,000
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $778; maturing
December 2022; collateralized by equipment.	20,974	26,250
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.		700
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; originally maturing
March 2015; collateralized by equipment.	6,146	6,146
	102,220	133,096
Less current portion	(55,956)	(56,334)
Long-term portion	$46,264	$76,762

At September 30, 2020, principal payments on debt are due as follows:

12 Months Ending September 30,	Principal Payment
2021	55,956
2022	41,920
2023	4,344
$102,220

10.
Related Party Transactions

On June 16, 2020, John C. Lawrence, the Company’s founder, Chief Executive officer, and Chairman of the Board of Directors, passed away. The Company’s Executive Vice-President, John C. Gustaven, has been appointed to Interim Chief Executive Officer.

The Company’s previous President and Chairman, John Lawrence, rented equipment to the Company and charged the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owns. The amount due to Mr. Lawrence’s estate as of September 30, 2020 and December 31, 2019 was $178,380 and $156,974, respectively. For the three and nine months ended September 30, 2020, the Company paid $0 and $1,532, respectively, compared to $1,764 and $8,034 for the three and nine months ended September 30, 2019, respectively, to John Lawrence, our previous President and Chief Executive Officer, as reimbursement for equipment used by the Company.

During 2019, Mr. Lawrence advanced funds to the Company that had a balance at December 31, 2019 of $192,134. During the three and nine month periods ended September 30, 2020, the Company paid First Security Bank on behalf of Mr. Lawrence $18,490 and $117,150, respectively, on these advances. A portion of this amount was in the form of the exercise of a warrant held by Mr. Lawrence for 250,000 shares of common stock at an exercise price of $0.25 or $62,500. The balance of the advances due to Mr. Lawrence at September 30, 2020 is $74,984.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

10.
Related Party Transactions, Continued:

John C. Gustaven, Interim Chief Executive Officer of the Company, has an advance due from the Company of $200 and $10,200, respectively, at September 30, 2020 and December 31, 2019. During the three and nine month periods ended September 30, 2020, the Company paid Mr. Gustaven $0 and $10,000, respectively, on these advances.

11.
Stockholder’s Equity

During the nine month periods ended September 30, 2020 and September 30, 2019, the Company accrued $89,858 and $96,875, respectively, in directors’ fees payable that will be paid in common stock.

During the nine months ended September 30, 2020, the Company issued 250,000 shares of common stock to John Lawrence, the Company’s previous president, upon exercise of a warrant.

Warrants

At December 31, 2019, warrants for purchase of 250,000 shares of the Company’s common stock for $0.25 per share were outstanding and have no expiration date. These warrants were owned by the Company’s previous president. The warrants were exercised on March 18, 2020.

Warrants for purchase of 452,041 shares of the Company’s common stock were sold with shares of common stock in 2019.    The warrants have an exercise price of $0.65 per share and expire in 2022.   None have been exercised and all are outstanding at September 30, 2020 and December 31, 2019.

Warrants for purchase of 5,742,858 shares of the Company’s common stock were sold with shares of common stock in July of 2020.    The warrants have an exercise price of $0.46 per share and expire in 2025.   None have been exercised and all are outstanding at September 30, 2020. The warrants can be exercised on a cashless basis. The warrants contain a repricing provision whereby if the Company raises at leaset $6,000,000 in gross proceeds from the sale of its common stock at an effective price per share less than the warrants’ exercise price, the exercise price of the warrants will be repriced to the lower price.

12.
Income Taxes

During the three and nine month periods ended September 30, 2020 and year ended December 31, 2019, the Company determined that a valuation allowance equal to 100% of any deferred tax asset was appropriate, as management of the Company cannot determine that it is more likely than not the Company will realize the benefit of its net deferred tax asset. The net effect is that the deferred tax asset is fully reserved for at September 30, 2020 and December 31, 2019. Management estimates the effective tax rate at 0% for the current year.

In early 2019, the Company was notified by the Mexican tax authority (“SAT”) began its re-assessment of USAMSA’s 2013 income tax return. In November 2019, SAT assessed the Company $16.3 million pesos, which was approximately $738,000 USD as of September 30, 2020.

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

12.
Income Taxes, Continued:

At September 30, 2020, management assessed the possible outcomes for this tax audit and believes, based on its discussions with its tax attorney in Mexico, that the most likely outcome will be that the Company will be successful in its appeal resulting in no tax due. Management determined that no amount should be accrued at September 30, 2020 relating to this potential tax liability. There can be no assurance that the Company’s ultimate liability, if any, will not have a material adverse effect on the Company’s results of operations or financial position.

If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will adjust its net operating loss carryforward, or accrue penalties, interest, and tax associated with the assessment.

13. Hillgrove Advances Payable

On November 7, 2014, the Company entered into an advance and concentrate processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) in which the Company was advanced funds from Hillgrove to build facilities to process Hillgrove antimony concentrate. The Company has not processed Hillgrove concentrate for more than two years. The agreement requires the Company to pay the advance balance after Hillgrove issues a stop notice. Payments would begin 90 days after the stop notice issue date and be made in six equal and quarterly installments. The balance of the advance liability due to Hillgrove was $1,134,221 at both September 30, 2020 and December 31, 2019. Hillgrove was acquired by Red River Resources LTD (“Red River”) during 2019. Although the Company has not received a stop notice through the date these financial statements were issued, management has determined that one might be forthcoming during the next twelve months. Based on management’s assessment of likelihood and the payment terms of the agreement, $378,074 of the balance is classified as current as of September 30, 2020 and December 31, 2019.

14.
Business Segments

The Company is currently organized and managed by four segments, which represent our operating units: United States antimony operations, Mexican antimony operations, precious metals recovery and United States zeolite operations.

The Puerto Blanco mill and the Madero smelter at the Company’s Mexico operation bring antimony up to an intermediate or finished stage, which may be sold directly or shipped to the United States operation for finishing at the Thompson Falls, Montana plant. The Puerto Blanco mill in Mexico is the site of our crushing and flotation plant, and a cyanide leach plant which will recover precious metals after the ore goes through the crushing and flotation cycles. A precious metals recovery plant is operated in conjunction with the antimony processing plant at Thompson Falls, Montana, where a 99% precious metals mix will be produced. The zeolite operation produces zeolite near Preston, Idaho. Almost all of the sales of products from the United States antimony and zeolite operations are to customers in the United States, although the Company does have a sales operation in Canada.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.
Business Segments. Continued:

Segment disclosure regarding sales to major customers is located in Note 4.

Properties, plants and equipment, net:	September 30, 2020	December 31, 2019
Antimony
United States	$1,641,364	$1,631,100
Mexico	7,782,821	8,800,820
Subtotal Antimony	9,424,185	10,431,920
Precious metals	934,312	567,738
Zeolite	1,063,006	1,187,190
Total	$11,421,503	$12,186,848

At September 30, 2020 and December 31, 2019, the Company had $841,503 and $1,306,579, respectively, of assets that were not yet placed in service and have not yet been depreciatied.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Capital expenditures:
Antimony
United States			$32,448	$2,713
Mexico	$2,923	$190,861	33,585	607,564
Subtotal Antimony	2,923	190,861	66,033	610,277
Precious Metals	17,366	4,095	138,211	17,247
Zeolite		9,304	16,211	50,313
Total	$20,289	$204,260	$220,455	$677,837

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.
Business Segments, Continued:

Segment Operations for the three	Antimony	Antimony	Total	Precious
months ended September 30, 2020	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$477,273	$-	$477,273	$48,832	$481,126	$1,007,231

Depreciation and amortization	$7,395	$146,099	$153,494	$22,141	$42,015	$217,650

Income (loss) from operations	$(208,676)	$(904,337)	$(1,113,013)	$26,691	$98,221	$(988,101)

Other income (expense):	(2,883)	(4)	(2,887)	-	(2,252)	(5,139)

NET INCOME (LOSS)	$(211,559)	$(904,341)	$(1,115,900)	$26,691	$95,969	$(993,240)

Segment Operations for the three	Antimony	Antimony	Total	Precious
months ended September 30, 2019	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$1,080,871	$-	$1,080,871	$55,500	$651,563	$1,787,934

Depreciation and amortization	$10,935	$210,766	$221,701	$17,630	$46,825	$286,156

Income (loss) from operations	$227,712	$(921,965)	$(694,253)	$37,869	$114,923	$(541,461)

Other income (expense):	(4,602)	(18,037)	(22,639)	-	(4,492)	(27,131)

NET INCOME (LOSS)	$223,110	$(940,002)	$(716,892)	$37,869	$110,431	$(568,592)

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

14.
Business Segments, Continued:

Segment Operations for the nine	Antimony	Antimony	Total	Precious
months ended September 30, 2020	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$2,509,183	$-	$2,509,183	$173,029	$1,653,201	$4,335,413

Depreciation and amortization	$22,184	$438,297	$460,481	$66,422	$140,395	$667,298

Income (loss) from operations	$156,884	$(2,182,979)	$(2,026,095)	$106,607	$351,965	$(1,567,523)

Other income (expense):	(1,058)	(4)	(1,062)	-	(7,820)	(8,882)

NET INCOME (LOSS)	$155,826	$(2,182,983)	$(2,027,157)	$106,607	$344,145	$(1,576,405)

Segment Operations for the nine	Antimony	Antimony	Total	Precious
months ended September 30, 2019	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$3,820,689	$473,592	$4,294,281	$140,550	$2,081,751	$6,516,582

Depreciation and amortization	$32,690	$508,934	$541,624	$51,652	$139,426	$732,702

Income (loss) from operations	$1,083,360	$(3,318,053)	$(2,234,693)	$88,898	$460,149	$(1,685,646)

Other income (expense):	(10,388)	(54,375)	(64,763)	-	(11,682)	(76,445)

NET INCOME (LOSS)	$1,072,972	$(3,372,428)	$(2,299,456)	$88,898	$448,467	$(1,762,091)

15.  Note Payable-Small Business Administration Loans and Grant

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act was signed into United States law.

On April 22, 2020, the Company received a loan of $443,400 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act.  The loan, which was in the form of a promissory note, as amended, dated April 22, 2020 issued by the Company (the “Note”); the Note matures on April 13, 2022 and bears interest at a rate of 1% per annum. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. As of September 30, 2020, the Company has used funds from the loan to pay qualifying expenses.  The Company intends to apply for forgiveness of the loan when it receives instructions from the lender at which time grant income of $443,400 will be recognized.

During the three months ended September 30, 2020, the Company received $10,000 under Division A, Title I, Section 1110 of the CARES Act. The Company is not required to pay this amount back and thus recognized $10,000 as government grant income during the period.

16. Subsequent Events

None

ITEM 2.
Management’s Discussion and Analysis of Results of Operations and FinancialCondition

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Antimony - Combined USA and Mexico	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Lbs of Antimony Metal USA	89,052	187,889	375,519	597,308
Lbs of Antimony Metal Mexico	57,790	155,549	300,474	607,407
Total Lbs of Antimony Metal Sold	146,842	343,438	675,993	1,204,715
Average Sales Price/Lb Metal	$3.25	$3.15	$3.71	$3.56
Net loss/Lb Metal	$(7.60)	$(2.09)	$(3.00)	$(1.91)

Gross antimony revenue	$477,273	$1,080,871	$2,509,183	$4,294,281

Cost of sales - domestic	(491,092)	(628,050)	(1,559,018)	(2,271,512)
Cost of sales - Mexico	(557,399)	(892,714)	(1,805,127)	(3,138,309)
Operating expenses	(223,293)	(254,360)	(852,631)	(1,119,153)
Non-operating expenses	(2,887)	(22,639)	(1,062)	(64,763)
Loss on abandonment of mineral properties	(318,502)	-	(318,502)	-
	(1,593,173)	(1,797,763)	(4,536,340)	(6,593,737)

Net loss - antimony	(1,115,900)	(716,892)	(2,027,157)	(2,299,456)
Depreciation,& amortization	153,494	221,701	460,481	541,624
EBITDA - antimony	$(962,406)	$(495,191)	$(1,566,676)	$(1,757,832)

Precious Metals
Ounces sold
Gold	6	12	31	36
Silver	2,403	3,445	11,434	8,333

Gross precious metals revenue	$48,832	$55,500	$173,029	$140,550
Production costs	(22,141)	(17,631)	(66,422)	(51,652)
Net income - precious metals	26,691	37,869	106,607	88,898
Depreciation	22,141	17,630	66,422	51,652
EBITDA - precious metals	$48,832	$55,499	$173,029	$140,550

Zeolite
Tons sold	2,500	3,483	8,354	10,924
Average Sales Price/Ton	$192.45	$187.07	$197.89	$190.57
Net income (Loss)/Ton	$38.39	$31.71	$41.20	$41.05

Gross zeolite revenue	$481,126	$651,563	$1,653,201	$2,081,751
Cost of sales	(371,690)	(520,356)	(1,254,823)	(1,568,174)
Operating expenses	(11,215)	(16,284)	(46,414)	(53,428)
Non-operating expenses	(2,252)	(4,492)	(7,820)	(11,682)
Net income - zeolite	95,969	110,431	344,145	448,467
Depreciation	42,015	46,825	140,395	139,426
EBITDA - zeolite	$137,985	$157,256	$484,539	$587,893

Company-wide
Gross revenue	$1,007,231	$1,787,934	$4,335,413	$6,516,582
Production costs	(1,442,322)	(2,058,751)	(4,685,390)	(7,029,647)
Operating expenses	(234,508)	(270,644)	(899,045)	(1,172,581)
Non-operating expenses	(5,139)	(27,131)	(8,882)	(76,445)
Loss on abandonment of mineral properties	(318,502)	-	(318,502)	-
Net income (loss)	(993,240)	(568,592)	(1,576,405)	(1,762,091)
Depreciation,& amortization	217,650	286,156	667,298	732,702
EBITDA	$(775,590)	$(282,436)	$(909,108)	$(1,029,389)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.
Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

Company-Wide

For the third quarter of 2020, we recognized a net loss of $993,240 on sales of $1,007,231, after depreciation and amortization of $217,650. We reported a net loss of $568,592 in the third quarter of 2019 on sales of $1,787,834, after depreciation and amortization of $286,156.

For the first nine months of 2020, we recognized a net loss of $1,576,405 on sales of $4,335,413, compared to a net loss of $1,762,091 in the first nine months of 2019, on sales of $6,516,582. In addition to normal operating costs, the loss in the first nine months of 2020 was significantly impacted by supply constrictions and the decrease in the market price for antimony.

For the three and nine months ended September 30, 2020, EBITDA was a negative $775,590 and a negative $909,108 compared to a negative $282,436 and $1,029,389 for the same periods in 2019.

Net non-cash expense items totaled $1,081,115 for the nine months ended September 30, 2020 and included $667,298 for depreciation and amortization, $318,502 for impairment loss on mining activities, $89,858 for director compensation and $5,457 for other items Net non-cash expense items totaled $1,023,700 for the first nine months of 2019 and included $732,702 for depreciation and amortization, $136,000 for common stock issued for services, $96,875 for director compensation, $54,110 for amortization of debt discount and $4,013 for other items.

For the three and nine months ended September 30, 2020, general and administrative expenses were $108,643 and $425,174, respectively, compared to $139,456 and $498,539 for the same periods of 2019.

Antimony

For the three and nine month periods ended September 30, 2020, we sold 146,842 and 675,993 pounds, respectively, of antimony compared to 343,438 and 1,204,715 pounds, respectively, for the three and nine month periods ended September 30, 2019, respectively. The raw material received from our North American supplier decreased by approximately 99,000 and 222,000 pounds, respectively, for the three and nine month periods ended September 30, 2020, compared to the same quarter for 2019. We had a decrease in raw material from Mexico of approximately 98,000 and 307,000 pounds from Mexico for for the three and nine month periods ended September 30, 2020, compared to the same quarter for 2019.

As a condition for reducing our antimony related work force in Mexico, we were obligated by Mexican law to provide a termination fee to workers at both our Wadley mine and our Madero smelter. This was a one-time fee and substantially increased our loss in Mexico for the third quarter of 2020.

The average sales price of antimony during the three and nine month periods ended September 30, 2020 was $3.25 and $3.71 per pound, respectively, compared to $3.15 and $3.56, respectively, during the same period in 2019.

Precious Metals

The caustic leach of flotation concentrates from Los Juarez has been successful, and the cyanide leach plant at Puerto Blanco is on schedule to start the pilot production of Los Juarez gold, silver, and antimony during the first half of 2021.

For the three and nine month periods ended September 30, 2020, income for precious metals from North American sources was $48,832 and $173,029, compared to $55,500 and $140,550 for the same periods of 2019.

From the Los Juarez deposit, the estimated recovery value of precious metals per metric ton, after the caustic leach and cyanide leach circuits, is as follows:

Schedule of recovery values
Metal	Assay	Recovery	Value	Value/Mt
Gold	0.035 opmt	90%	$1900/oz	$59.85
Silver	3.27 opmt	90%	$24.0/oz	$70.63
Antimony	0.652%	70%	2.70/lb	$27.11
Total				$157.59

Current and prior periods’ revenue from precious metals is as follows:

Precious Metal Sales Silver/Gold	For the three months ended September 30,		For the nine months ended September 30,
Montana	2020	2019	2020	2019
Ounces Gold Shipped (Au)	6.08	12.53	30.79	27.67
Ounces Silver Shipped (Ag)	2,402.68	3,444.68	11,433.80	7,604.84
Total Revenues	$48,832	$55,500	$173,029	$117,979

Mexico	2020	2019	2020	2019
Ounces Gold Shipped (Au)	-		-	8.21
Ounces Silver Shipped (Ag)	-		-	727.88
Total Revenues	$0	$0	$0	$22,571

Bear River Zeolite (BRZ)

For the three and nine month periods ended September 30, 2020, BRZ sold 2,500 and 8,354 tons of zeolite, respectively, compared to 3,483 and 10,924 tons in the same periods of 2019.

For the three and nine month periods ended September 30, 2020, BRZ realized net income of $95,969 and $344,145, respectively, after depreciation of $42,015 and $140,395, respectively, compared to a net income of $110,431 and $448,467, after depreciation of $46,825 and $139,426, respectively, for the same periods of 2019.

A large part of our zeolite sales were generated by the use of swimming pools, and that activity has been severely impacted by the pandemic. We expect a resumption of normal sales to this industry in the future.

BRZ realized an EBITDA for the three and nine month periods ended September 30, 2020 of $137,985 and $484,539, respectively, compared to $157,256 and $587,893, respectively, for the same periods in 2019.

We are anticipating growth in all areas of zeolite sales.

Financial Position

Financial Condition and Liquidity	September 30, 2020	December 31, 2019

Current assets	$2,476,542	$1,279,755
Current liabilities	(3,588,963)	(3,975,681)
Net Working Capital	$(1,112,421)	$(2,695,926)

	For the Three Months Ended
	September 30, 2020	September 30, 2019
Cash provided (used) by operations	$(566,587)	$(283,542)
Cash provided (used) by investing:
Cash used for capital outlay	(220,455)	(677,837)
Payment received on note receivable	-	400,000
Cash provided (used) by financing:
Net payments (to) from factor	(5,032)	42,580
Proceeds from notes payable to bank, net of payments	(46,270)	14,311
Principal paid on long-term debt	(30,876)	(116,961)
Advances from related party	-	237,400
Payments on advances from related parties	(64,650)	(17,387)
Proceeds from note payable-SBA	443,400	-
Stock issued for cash	1,813,068	431,322
Checks issued and payable	(2,879)	(14,777)
Net change in cash and restricted cash	$1,319,719	$15,109

Our net working capital increased by $1,583,505 from December 31, 2019 to September 30, 2020. Our cash and cash equivalents increased by $1,319,719 during the same period. We spent approximately $220,000 for capital items, and our debt, excluding the SBA loan which we anticipate not having to pay, decreased by approximately $77,000. We have estimated commitments for construction and improvements of less than $100,000 to finish building and installing the precious metals leach circuits. We believe that with our current cash balance, along with the future cash flow from operations and operating agreements, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months. We have lines of credit of $199,998 which have been drawn down by $150,796 at September 30, 2020.

At September 30, 2020, the Company’s consolidated financial statements show negative working capital of approximately $1.1 million and an accumulated deficit of approximately $30.9 million.  With the exception of 2018, the Company has incurred losses for the past several years.  The net income in 2018 was primarily due to non-recurring events which contributed approximately $2.5 million to net income. These factors indicate that there is substantial doubt regarding the ability to continue as a going concern for the next twelve months.

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations.  The abandonment of the mineral properties in Mexico in November 2019 resulted in the removal of approximately $1,500,000 of debt and the related payments which were $86,000 in 2019 and $193,000 in 2018.  In March of 2020, the Company applied for and received funds from a note payable-Small Business Administration (“SBA”) for $443,400. Management believes that the Company can make debt payments when due.  In August 2019 and in July 2020 the Company was successful in raising $404,199 and $1,813,068, respectively, from the sale of shares of common stock to fund capital projects in Mexico.

The continuing losses are principally a result of the Company’s antimony operations, due to both depressed antimony prices and high production costs incurred in Mexico.  To improve conditions, the Company plans to continue searching for areas to reduce production costs, and we have decided to de-emphasize our antimony production and concentrate our resources on finishing the precious metals system in Mexico to take advantage of the current high prices for silver and gold.  Management expects improvement in cash flow in 2021 from the sale of precious metals extracted from the leach circuit scheduled to come on line in Mexico in the second half of 2021.

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

ITEM 3.

None

ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of September 30, 2020. These material weaknesses are as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended September 30, 2020.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By: /s/ John C. Gustaven	Date: November 16, 2020
John C. Gustaven, Director and President (Principal Executive)

By: /s/ Daniel L. Parks	Date: November 16, 2020
Daniel L. Parks, Chief Financial Officer