Form 10-K
period 2020-12-31
UNITED STATES ANTIMONY CORP
filed 2021-03-31
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $31,287,606, based on the reported last sale price of common stock on June 30, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant's common stock as of March 26, 2021: 102,800,100 shares.

UNITED STATES ANTIMONY CORPORATION
2020 ANNUAL REPORT

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	1

ITEM 1A.	RISK FACTORS	5

ITEM 1B.	UNRESOLVED STAFF COMMENTS	6

ITEM 2.	DESCRIPTION OF PROPERTIES	6

ITEM 3.	LEGAL PROCEEDINGS	12

ITEM 4.	MINE SAFETY DISCLOSURES	12

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	12

ITEM 6.	SELECTED FINANCIAL DATA	13

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	13

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 7B.	CRITICAL ACCOUNTING ESTIMATES	20

ITEM 8.	FINANCIAL STATEMENTS	20

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	20

ITEM 9A.	CONTROLS AND PROCEDURES	21

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	22

ITEM 11.	EXECUTIVE COMPENSATION	34

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	25

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	26

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICE	26

PART IV

ITEM 15.	EXHIBITS AND REPORTS ON FORM 8-K	27

SIGNATURES		32

CERTIFICATIONS

FINANCIAL STATEMENTS		F-1-F-24

i

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

☐
discuss our future expectations;

☐
contain projections of our future results of operations or of our financial condition; and

☐
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

For 2020, and since 1983, we relied on foreign sources for raw materials, and there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by us. We have sources of antimony in Mexico but we are still depending on foreign companies for raw material in the future. We expect to receive raw materials from our owned and leased properties for 2021 and later years. We continue working with suppliers in North America, Central America, and South America.

We currently own 100% of the common stock, equipment, and the leases on real property of United States Antimony, Mexico S.A. de C.V. or “USAMSA”, which was formed in April 1998. We currently own 100% of the stock in Antimony de Mexico SA de CV (AM) which owns the San Miguel concession of the Los Juarez property. USAMSA has three divisions, (1) the Madero smelter in Coahuila, (2) the Puerto Blanco flotation mill and oxide circuit in Guanajuato and (3) the Los Juarez mineral deposit.

In our existing operations in Montana, we produce antimony oxide, antimony metal, and precious metals. Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper. Antimony oxide is also used as a color fastener in paint, as a catalyst for production of polyester resins for fibers and film, as a catalyst for production of polyethylene pthalate in plastic bottles, as a phosphorescent agent in fluorescent light bulbs, and as an opacifier for porcelains. We also sell antimony metal for use in bearings, storage batteries and ordnance.

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
●
We have the only two operating antimony smelters in North and Central America.
●
We are the only domestic producer of antimony products.
●
We can ship on short notice to domestic customers.
●
We are vertically integrated, with raw materials from our own mines, mills, and smelter in Mexico, along with the raw materials from exclusive supply agreements we have with numerous ore and raw material suppliers.
●
As a vertically integrated company, we will have more control over our raw material costs.

Following is a five year schedule of our antimony sales:

Schedule of Antimony Sales
	Lbs Metal		Average
Year	Contained	$	Price/Lb
2020	815,310	$2,942,628	$3.61
2019	1,566,585	$5,450,649	$3.48
2018	1,486,120	$6,113,014	$4.11
2017	1,891,439	$7,588,470	$4.01
2016	2,936,880	$8,744,170	$2.98

Concentration of Sales:

During the years ended December 31, 2020 and 2019, the following sales were made to our three largest customers:

	For the Year Ended
Sales to Three	December 31,	December 31,
Largest Customers	2020	2019
Mexichem Specialty Compounds Inc.	$633,846	$1,823,194
GE Chaplin, Inc.	589,384	-
Nyacol Nanotechnologies	417,501	1,099,504
Kohler	345,899	1,132,674
	$1,986,630	$4,055,372
% of Total Revenues	38%	49%

In July of 2020, following a major change in management, the Company temporarily halted its sale of antimony to a few of its customers in order to minimize its losses during a period for which the antimony price was below production costs. The company in 2021 has since resumed sale to most of these customers and is experiencing a marked increase in the price of antimony.

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

USAC SALES
Metal
Contained
Year	Price
2020	$3.61
2019	$3.48
2018	$4.11
2017	$4.01
2016	$2.98

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

Zeolite Division

We own 100% of Bear River Zeolite Company, (BRZ, an Idaho corporation) that was incorporated on June 1, 2000. BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment. In 2010 the royalty was adjusted to $10 per ton sold. The current minimum annual royalty is $60,000. In addition, BRZ has more zeolite on U.S. Bureau of Land Management land. The Company pays various royalties on the sale of zeolite products. William Raymond and Nancy Couse are paid a royalty that varies from $1 to $5 per ton. On a combined basis, royalties vary from 8%-13% of sales. Shortly after inception BRZ constructed a processing plant on the property which improved its productive capacity. We constructed a new warehouse in 2018 to expedite our shipping and packaging for customers.

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

☐
Soil Amendment and Fertilizer. Zeolite has been successfully used to fertilize golf courses, sports fields, parks and common areas, and high value agricultural crops

☐
Water Filtration. Zeolite is used for particulate, heavy metal and ammonium removal in swimming pools, municipal water systems, fisheries, fish farms, and aquariums.

☐
Sewage Treatment. Zeolite is used in sewage treatment plants to remove nitrogen and as a carrier for microorganisms.

☐
Nuclear Waste and Other Environmental Cleanup. Zeolite has shown a strong ability to selectively remove strontium, cesium, radium, uranium, and various other radioactive isotopes from solution. Zeolite can also be used for the cleanup of soluble metals such as mercury, chromium, copper, lead, zinc, arsenic, molybdenum, nickel, cobalt, antimony, calcium, silver and uranium.

☐
Odor Control. A major cause of odor around cattle, hog, and poultry feed lots is the generation of the ammonium in urea and manure. The ability of zeolite to absorb ammonium prevents the formation of ammonia gas, which disperses the odor.

☐
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

☐
Animal Nutrition. According to other research, feeding up to 2% zeolite increases growth rates, decreases conversion rates, and prevents scours. BRZ does not make these claims.

☐
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

Antimony Processing Site

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana ("the Stibnite Hill Mine Site"). We are under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality. At December 31, 2020 and 2019, we have accrued $100,000 to fulfill our environmental responsibilities.

BRZ

During 2001, we recorded a reclamation accrual for our BRZ subsidiary, based on an analysis performed by us and reviewed and approved by regulatory authorities for environmental bonding purposes. The accrual of $7,500 represents our estimated costs of reclaiming, in accordance with regulatory requirements, the acreage disturbed by our zeolite operations, and remains unchanged at December 31, 2020.

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

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2020. We have made significant reclamation and remediation progress on all our properties over thirty years and have complied with regulatory requirements in our environmental remediation efforts.

Employees

As of December 31, 2020, we employed 14 full-time employees in Montana. In addition, we employed 15 people at our zeolite plant in Idaho, and 27 employees at our mining, milling and smelting operation in Mexico. We no longer employ any contract miners in Mexico. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement.

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

We have accruals totaling $291,719 on our balance sheet at December 31, 2020, for our environmental reclamation responsibilities and estimated asset retirement obligations. If we are not able to adequately perform these activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

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

The U. S. Antimony Mill Sites were used to run a flotation mill and processing plant for antimony that we mined on adjacent claims that have been sold. Presently, we run a smelter that includes furnaces of a proprietary design to produce antimony metal, antimony oxide, and various other products. We also run a precious metals plant. The facility includes 6 buildings and our main office. There are no plans to resume mining on the claims that have been sold or abandoned, although the mineral rights have been retained on many of the patented mining claims. The U. S. Forest Service and Montana Department of Environmental Quality have told us that the resumption of mining would require an Environmental Impact Statement, massive cash bonding, and would be followed by years of lawsuits. The mill site is serviced with three-phase electricity from Northwest Power, and water is pumped from a well.

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

ANTIMONY MINERAL PROPERTIES

Los Juarez Group

We hold properties that are collectively called the “Los Juarez” property, in Queretaro, as follows:

1.
The mineral rights for the concessions San Miguel I and II were purchased by a USAC subsidiary, Antimonio de Mexico, S. A. de C. V (AM), for $1,480,500, which was paid in full as of December 31, 2018. As of December 31, 2020, we have paid for the property and have incurred significant permitting costs. The property consists of 40 hectares (100 acres)
2.
San Juan I and II are concessions owned by AM and include 466 hectares (1,152 acres)
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

USAMSA Puerto Blanco Flotation Mill, Guanajuato, Mexico

The flotation plant has a capacity of 100 metric tons per day. It includes a 30” x 42” jaw crusher, a 4’x 8’ double-deck screen, a 36” cone crusher, an 8’x 36” Harding type ball mill, and eight No. 24 Denver sub A type flotation machines, an 8’ disc filter, front end loaders, tools and other equipment. The flotation circuit is used for the processing of rock from Los Juarez and other properties. An oxide circuit was added to the plant in 2013 and 2014 to mill oxide ores from Los Juarez and other properties. It includes a vertical shaft impactor, 3 ore bins, 8 conveyors, a 4’ x 6’ high frequency screen, jig, 8 standard concentrating tables, 5 pumps, sand screw and two buildings. The capacity of the oxide circuit is 50 tons per day. We have installed a cyanide leach circuit and settling pond that will be used to recover precious metals from our Los Juarez mine.

USAMSA Madero Smelter, Estacion Madero, Parras De La Fuente, Coahuila, Mexico

USAC, through its wholly owned subsidiary, USAMSA, owns and operates a smelting facility at Estacion Madero, in the Municipio of Parras de la Fuente, Coahuila, Mexico. The property includes 13.48 hectares (30 acres). Seventeen small rotating furnaces (SRF’s) and four large rotating furnaces (LRF) with an associated stack and scrubbers. Other equipment includes cooling ducting, dust collectors, scrubber, laboratory, warehouse, slag vault, stack, jaw crusher, screen, hammer mill, and a 3.5’ x 8’ rod mill. The plant has a feed capacity of twenty to thirty metric tons of direct shipping ore or concentrates per day, depending on the quality of the feedstock. If the feedstock is in the range of 45% antimony, the smelter could produce as much as 10MM pounds of contained antimony annually. Concentrates from our flotation plant, and hand-sorted ore from Mexico sources and other areas, are being processed. In 2019, we completed the installation of a leach circuit to process concentrates from the Puerto Blanco cyanide leach plant containing precious metals from our Los Juarez Mining property. The Madero production is either sold as metal or finished oxide directly to customers or shipped to our Montana plant to produce finished Antimony products and precious metals. Access to the plant is by road and railroad. Set forth below are location maps:

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

The balance of the property is on Bureau of Land Management property and includes 480 acres held by 24, 20-acre Placer claims. Should we drop our lease with Webster Farms LLC., we will retain these placer claims.

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

The approximate number of holders of record of our common stock at March 31, 2021, is 2,387.

We have not declared or paid any dividends to our stockholders during the last five years and do not anticipate paying dividends on our common stock in the foreseeable future. Instead, we expect to retain earnings for the operation and expansion of our business.

During 2020, the Company sold units consisting of 5,742,858 from sale of shares of its common stock and 5,742,858 warrants to purchase shares of common stock for total proceeds of $2,010,000. Offering costs associated with the sale totaled $196,932.

During 2019, the Company sold units consisting of 904,082 shares of its common stock and 452,041 warrants to purchase shares of common stock for total proceeds of $433,960. Offering costs associated with the sale totaled $29,761.

During the year ended December 31, 2020, the Company awarded, but did not issue, common stock with a value of $110,000 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $110,000 in director compensation expense and accrued common stock payable.

In June 2020, the Company issued the Board members 295,463 shares of the Company’s common stock for services provided during 2019 which was accrued at December 31, 2019, with a value of $130,483.

During the years ended December 31, 2019, the Company awarded but did not issue, common stock with a value of $134,375 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $134,375 in director compensation expense and accrued common stock payable.

In January 2019, the Company issued Daniel Parks, the Company’s prior Chief Financial Officer, 200,000 shares of the Company’s common stock with a fair value of $136,000 to retain his services.

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

Overview

Company-wide

For the year ended December 31, 2020, we reported net loss of $3,286,804 after depreciation and amortization of $885,843, compared to a net loss of $3,672,891 for 2019 after depreciation and amortization of $895,990. Our company-wide EBITDA was a negative $2,400,961 for 2020, compared to a negative EBITDA of $2,776,901 for 2019.

Net non-cash expense items for 2020 totaled $1,317,644 and included $318,502 for the loss on mineral properties, $885,843 for depreciation and amortization, $106,108 for stock-based director compensation, and $7,191 for other items.

Net non-cash expense items for 2019 totaled $2,653,757 and included $1,410,736 for the loss on abandonment of mineral properties, $895,990 for depreciation and amortization, $54,112 for amortization of debt discount, $134,375 for stock-based director compensation, $136,000 for stock-based employee compensation, $16,396 for the write-down of inventory, and $6,148 for other items.

During the year ending December 31, 2020, the following transactions had a material impact on the Company’s net loss.

●
In July of 2020, USAMSA elected to relinquish its lease agreement with the Wadley mines. This decision, which resulted in a loss on mineral properties of $318,502 in 2020, was made principally because the exclusivity rights to purchase ore were not being honored. Antimony purchases were suspended for a time following this event and have been re-established in early 2021. Ore purchased from the Wadley mines is now on a net smelter return basis.
●
The Company was notified of delinquent export tax due associated with antimony production in Mexico prior to 2018. In 2020, the Company recognized an expense for the amount due of approximately $1.2 million which was paid in February 2021.

During the year ending December 31, 2019, the following transaction had a material impact on the Company’s net loss.

●
During the fourth quarter of 2019, it was decided to abandon two mining concessions in Mexico, known as the Guadalupe mine and the Soyatal mine. This decision was prompted by the low prices for antimony and the expected cost to develop the properties. The effect of abandoning the properties was a non-cash loss of $1,410,736 which was the carrying value of the mineral properties less the balance of related debt.

Antimony Sales

During 2020, we saw our average sale price increase by $0.13 per pound from an average of $3.48 per pound for 2019 to an average of $3.61 per pound for 2020. Following the change in management in June and the suppressed price of antimony, the Company temporarily suspended sale of antimony oxide. This decision was made principally in order to minimize the loss per pound in sales at a time for which our production acquisition contracts were being renegotiated. As consequence of these decisions, the Company is, as of the first quarter of 2021, obtaining its raw materials from its Mexican sources at a substantial savings as compared to the previous year. These savings are due to the withdrawal of overhead from the staff it had at the Wadley mine. Additionally, the Company is now processing antimony products at its Madero facility at a substantial savings compared with all previous years. These savings were due to the renegotiating of its natural gas contract for the Madero smelter.

During 2019, we saw our average sale price decrease by $0.63 per pound from an average price of $4.11 per pound for 2018 to $3.48 per pound for 2019. During 2019, our raw material from our North American supplier increased by approximately 100,000 pounds and our supply of raw material from our Mexican mines decreased by approximately 20,000 pounds. Even though our sales volume increased, our total sales of antimony decreased due to the decrease in our sales price. This resulted in estimated decreased sales of approximately $662,000. Normal shipments from our North American supplier resumed in 2019 at a lower level than we expected, and we do not expect an increase from this supplier in the near future.

In the third quarter of 2019, we renegotiated our sodium antimonite supply agreement from our North American supplier to recognize that antimony prices were in a world-wide slump, and that our general and administrative costs were a larger percent of our revenues than they were under the previous agreement. The new price agreement was implemented in the third quarter of 2019, and resulted in lower antimony production costs and an improved cash flow for 2019 and better expectations for the North American operations going forward. The Company is currently engaged in a renewal of the contract with this supplier. The nature of the contract will likely be altered in order to establish a better agreement for both parties.

Zeolite Sales

Our sales volume of zeolite in 2020 was 3,019 tons less than we sold in 2019, a decrease of 22%. Our average sales price increased by approximately $6 per ton, from $192 per ton in 2019 to $199 per ton in 2020 (3.6%). During 2020, total sales of zeolite decreased by $504,294 from 2019. The zeolite division had an EBIDTA of $445,481 for 2020, compared to an EBITDA of $683,936 for 2019. Net income decreased from $497,470 in 2019 to $262,861 in 2020 ($234,609).

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

Precious Metals Sales

Precious Metal Sales Silver/Gold	For the Year Ended December 31,
	2020	2019
Ounces Gold Shipped (Au)	30.79	48.13
Ounces Silver Shipped (Ag)	11,434	11,714
Revenues	$174,079	$194,239

For the years ended December 31, 2020 and 2019, the EBITDA for precious metals was $174,079 and $194,239, respectively.

Results of Operations by Division
For the years ended December 31, 2020 and 2019

Antimony Division	2020	2019

Revenues - Antimony (net of discount)	$2,942,628	$5,450,649

Domestic cost of sales:
Production costs	1,388,065	2,352,959
Depreciation	25,809	43,738
Freight and delivery	169,662	243,341
Indirect production costs	139,035	164,876
Direct sales expense	-	65,652
Total domestic antimony cost of sales	1,722,571	2,870,566

Mexico cost of sales:
Production costs	471,598	3,268,277
Depreciation and amortization	590,579	596,719
Land lease expense	-	166,800
Indirect production costs	363,206	71,329
Total Mexico antimony cost of sales	1,425,383	4,103,125

Total revenues - antimony	2,942,628	5,450,649
Total cost of sales - antimony	3,147,954	6,973,691
Total gross profit (loss) - antimony	(205,326)	(1,523,042)

Precious Metals Division:

Revenues	174,079	194,239
Cost of sales:
Depreciation	86,835	69,067
Total cost of sales	86,835	69,067
Gross profit - precious metals	87,244	125,172

Zeolite Division:

Revenues	2,118,823	2,623,117
Cost of sales:
Production costs	1,000,772	1,160,502
Depreciation	182,620	186,466
Freight and delivery	223,545	269,251
Indirect production costs	163,231	158,891
Royalties	224,875	266,388
Total cost of sales	1,795,043	2,041,498
Gross profit - zeolite	323,781	581,619

Company-wide
Total revenues - combined	5,235,530	8,268,005
Total cost of sales - combined	5,029,832	9,084,256
Total gross profit (loss) combined	$205,698	$(816,251)

Earnings before income taxes
depreciation and amortization
For the years ended December 31, 2020 and 2019

Antimony - Combined USA
and Mexico	2020	2019
Lbs of Antimony Metal USA	514,837	794,770
Lbs of Antimony Metal Mexico	300,473	771,815
Total Lbs of Antimony Metal Sold	815,310	1,566,585
Average Sales Price/Lb Metal	$3.61	$3.48
Net loss/Lb Metal	$(4.46)	$(2.74)

Gross antimony revenue	$2,942,628	$5,450,649

Cost of sales - domestic	(1,722,571)	(2,870,566)
Cost of sales - Mexico	(1,425,383)	(4,103,125)
Operating expenses	(3,134,889)	(1,451,267)
Non-operating expenses	21,808	87,798
Loss on mineral properties	(318,502)	(1,409,022)
	(6,579,537)	(9,746,182)

Net loss - antimony	(3,636,909)	(4,295,533)
Depreciation,& amortization	616,388	640,457
EBITDA - antimony	$(3,020,521)	$(3,655,076)

Precious Metals
Ounces sold
Gold	31	48
Silver	11,434	11,714

Gross precious metals revenue	$174,079	$194,239
Production costs	(86,835)	(69,067)
Net income - precious metals	87,244	125,172
Depreciation	86,835	69,067
EBITDA - precious metals	$174,079	$194,239

Zeolite
Tons sold	10,661	13,680
Average Sales Price/Ton	$198.75	$191.75
Net income (Loss)/Ton	$24.66	$36.36

Gross zeolite revenue	$2,118,823	$2,623,117
Cost of sales	(1,795,043)	(2,041,498)
Operating expenses	(57,049)	(68,567)
Non-operating expenses	(3,870)	(15,582)
Net income - zeolite	262,861	497,470
Depreciation	182,620	186,466
EBITDA - zeolite	$445,481	$683,936

Company-wide
Gross revenue	$5,235,530	$8,268,005
Production costs	(5,029,832)	(9,084,256)
Operating expenses	(3,191,938)	(1,519,834)
Non-operating expenses	17,938	72,216
Loss on mineral properties	(318,502)	(1,409,022)
Net income (loss)	(3,286,804)	(3,672,891)
Depreciation,& amortization	885,843	895,990
EBITDA	$(2,400,961)	$(2,776,901)

During the period ending December 31, 2020, the most significant factors affecting our financial performance were as follows:

●
The death of John Lawrence, the Company’s previous President and Chairman, which created the opportunity to renegotiate existing supply and processing contracts,
●
The continuing decline of antimony prices,
●
An assessment against US Antimony from the Mexican tax authority (SAT) in the amount of $1,120,730 regarding a lawsuit the Company had been in involved in since 2016.
●
A private placement of 5,742,858 shares of the Company’s common stock sold in July of 2020.
●
A 50% decrease in Canadian supply of sodium antimonate.
●
The consequences of the Covid-19 pandemic to antimony and zeolite sales and corresponding increase costs of freight.

During the period ended December 31, 2019, the most significant event affecting our financial performance was the continued low price of antimony. This decrease in prices caused us to re-evaluate our commitment to the two antimony mines we were purchasing in Mexico. We made the decision that with the depressed prices and the cost of developing the mines, it was in our best interest to abandon these properties and look at re-acquiring them in the future if antimony prices improved. It was decided that our resources should be directed to completing our precious metals facility at Puerto Blanco and starting precious metals production in 2021. In connection with the low antimony prices, we negotiated a lower cost agreement with our North American supplier which will help us with future cash flow.

Our plan for the remainder of 2021 is to process approximately:

●
1,300 tons of mined rock from the Los Juarez property. 2,000 tons have already been moved to the Puerto Blanco facility. It is estimated that we have 10,000 tons of mined rock at the Los Juarez property.
●
At least 720 tons of ore from the Wadley mines at the Madero Smelting facility.
●
300 tons of milled tailings at the Puerto Blanco facility.
●
60 tons of stibnite ore at Puerto Blanco facility for the generation of concentrates specifically for the production of antimony trisulfide for the Defense Logistic Agency (DLA).

In addition to the processing goals stated above, US Antimony intends to continue to improve its production capacity and sales of zeolite at its subsidiary Bear River Zeolite (BRZ). Funds obtained in early 2021 from two public placements of stock will assist greatly to this goal as well as the improvement of the facilities in Madero, Thompson Falls, Puerto Blanco, and Los Juarez.

In 2020, we only received 50% of our expected supply from North American sources. We anticipated increasing the raw material from Mexico and the resumption of normal shipments from our North American supplier in 2019, but these plans did not materialize due to low overall metal prices and the low antimony prices in particular.

In both 2020 and 2019, the Puerto Blanco mill circuits were utilized less than 2% of their capacity, but with the completion of the cyanide leach circuit we expect it to be fully utilized processing precious metals ore from the Los Juarez mine. Some antimony will be realized as a by-product of processing the Los Juarez ore. In 2020, US Antimony has been involved in renegotiating its supply contract with its North American source, that will likely result in a mutual improvement in the supply contract. Additionally, the price of antimony in early 2021 is double what it was in 2019.

The estimated recovery of precious metals per metric ton, after the caustic leach and cyanide leach circuits, is as follows at Los Juarez:

Schedule of Los Juarez

recovery values	Metal	Assay	Recovery	Value	Value/Mt
	Gold	0.035 opmt	87.40%	$1,732/oz	$52.98
	Silver	3.27 opmt	64.30%	$25.90/oz	$54.46
	Antimony	0.652%	41.80%	$5.23/lb	$31.41
	Total				$138.85

The following are highlights of the significant changes during 2020:

Antimony:

●
The sale of antimony during 2020 was 815,310 pounds compared to 1,566,585 pounds in 2019, a decrease of 751,275 pounds (48%).
●
The average sales price of antimony during 2020 was $3.61 per pound compared to $3.48 during 2019, an increase of $0.13 per pound (3.6%). During the beginning of 2021, the Rotterdam price of antimony is approximately $5.23 per pound.
●
The metallurgical problem with the Los Juarez concentrates has been solved with the cyanide and caustic leach plants, and initial production will begin. This allowed the preliminary testing of the cyanide leach circuit to occur in 2020. The Company plans to process both 1,300 tons of Los Juarez ore and 300 tons of milled tailings through this cyanide leach circuit during 2021.
●
The net loss for antimony sold was $4.46 per pound in 2020.
●
Our cost of goods sold for antimony decreased from $6,973,691 in 2019 to $3,147,954 in 2020. This was primarily due to the decrease in antimony production during 2020 in response to the lower price of antimony, and halting production at the Wadley facility.
●
Our cost of production for the years ended December 31, 2020 and 2019 included metallurgical testing at Puerto Blanco and Madero, Mexico, and to a lesser degree, our plant in Thompson Falls, Montana.
●
We are producing and buying raw materials, which will allow us to ensure a steady flow of products for sale. Our smelter at Madero, Mexico, was producing primarily from ore from the Wadley mine in 2019. Production from Madero during 2020 and 2019 was primarily from our own Mexican properties, and although we only received 50% of expected raw materials from our North American supplier, we purchased a significant portion of the raw materials for our smelter in Montana.
●
We produced ingots of antimony metal to be shipped directly to customers from our Madero smelter in 2020. We intend to increase this for 2021 and beyond. This will significantly reduce our production and shipping costs.
●
We are proceeding with the processing of Los Juarez ore in the 100 ton per day mill at Puerto Blanco. Due to the hardness of the jasperoid rock at Los Juarez, it has been determined that the actual through-put is more like 80 tons per day.

Zeolite:

During 2020, the Company sold 10,661 tons compared to 13,680 tons in 2019, a decrease of 3,019 tons (22%). BRZ realized a net income of $262,862 in 2020 after depreciation of $182,620 compared to a net income of $497,470 in 2019 after depreciation of $186,466.

General and Administrative:

General and administrative costs, as reported in our statement of operations, include fees paid to directors through stock-based compensation, office expenses, and fees to the NYSE AMERICAN, and other non-operating costs. The combined general and administrative costs were 11.6%, and 8.2%, of sales for 2020 and 2019, respectively.

Financial Condition and Liquidity

Financial Condition and Liquidity	2020	2019

Current assets	$1,808,161	$1,279,755
Current liabilities	(4,477,543)	(3,975,681)
Net Working Capital	$(2,669,382)	$(2,695,926)

	2020	2019
Cash provided (used) by operations	$(1,305,664)	$(11,355)
Cash provided (used) by investing:
Cash used for capital outlay	(243,091)	(792,925)
Proceeds from sale of land	-	400,000
Cash provided (used) by financing:
Proceeds from notes payable to bank, net of payments	(97,066)	13,149
Principal paid on long-term debt	(46,670)	(127,683)
Advances from related party	-	237,400
Payments on advances from related parties	(83,419)	(35,066)
Proceeds from CARES Act note payable	443,400
Stock issued for cash	1,813,068	404,199
Checks issued and payable	69,052	(28,849)
Net change in cash and restricted cash	$549,610	$58,870

Our net working capital increased for the year ended December 31, 2020 from a negative amount of $2,695,926 at the beginning of the year to a negative amount of $2,669,382 at the end of 2020. Current assets increased due to an increase in cash and cash equivalents. Our current liabilities increased by $501,862, which included a decrease of approximately $584,000 in accounts payables and payables to related parties, but an overall increase due to Mexican export tax liability. Capital improvements were paid for with cash and debt.

For the year ending December 31, 2021, we are planning to use funds acquired from the two stock offerings raised in Q1 2021 to make significant improvements to our operations at Madero, Puerto Blanco, Bear River Zeolite, and Thompson Falls facilities with the goal of increasing production and decreasing costs.

Going Concern Consideration

At December 31, 2020, the Company’s consolidated financial statements show negative working capital of approximately $2.7 million and an accumulated deficit of approximately $32.7 million.  With the exception of 2018, the Company has incurred losses for the past several years.  The net income in 2018 was primarily due to non-recurring events which contributed approximately $2.5 million to net income. The continuing losses are principally a result of the Company’s antimony operations due to both depressed antimony prices and production costs incurred in Mexico.  To improve conditions, the Company plans to continue searching for areas to reduce these production costs.   Management expects improvement in cash flow in 2021 from the sale of precious metals extracted from the leach circuit that came on line in Mexico in the second half of 2020.

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations.  The Company is confident it can make debt payments when due.  In March 2020, the Company applied for and received funds from a note payable under the CARES Act for $443,400. In July 2020 the Company was successful in raising $1,813,068 from the sale of shares of common stock and warrants to fund capital projects in Mexico. In the first quarter of 2021, the Company raised $23,497,180 (net of $1,499,820 in agent’s fees) from sale of shares of its common stock and warrants that will be used for general corporate purposes, working capital, and to fund a geochemical, geological and geophysical program at the Los Juarez property. With the funds raised, management believes the Company has sufficient funds to sustain its operations and meet its financial obligations during the 12 months following the date of issuance of the consolidated financial statements.

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

●
The asset retirement obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations, and may differ when we cease operations. At December 31, 2011, we made an estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations would be $134,000. For purposes of the estimate, we used a probable life of 20 years and costs that, initially, are comparable to rates that we would incur at the present. We are adding to (an accretion of 6%) the liability each year, and amortizing the asset over 20 years ($6,700 annually), which decreases our net income in total each year. We make periodic reviews of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and adjust our account balances accordingly. At this time, we think that an adjustment in our asset recovery obligation is not required, and an adjustment in future periods would not have a material impact in the year of adjustment, but would change the amount of the annual accretion and amortization costs charged to our expenses by an undetermined amount.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8 Financial Statements

The consolidated financial statements of the registrant are included herein on pages F1-F24.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

Evaluation of disclosure controls and procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Accounting Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Accounting Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Interim CEO and Interim President, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

The management of USAC has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of December 31, 2020. These weaknesses are as follows:

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

We are aware of these material weaknesses and will develop procedures to ensure that independent review of material transactions is performed. The Principal Executive Officer will develop internal control measures to mitigate the inadequate documentation of controls and the monitoring of internal controls over significant accounts and processes including controls associated with the period-ending reporting processes, and to mitigate the segregation of duties within significant accounts and processes and the absence of controls over management oversight, including antifraud programs and controls.

We plan to consult with independent experts when complex transactions are entered into.

Because these material weaknesses exist, management has concluded that our internal control over financial reporting as of December 31, 2020, is ineffective.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting for the quarter ended December 31, 2020.

PART III

Item 10
Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Identification of directors and executive officers at December 31, 2020, is as follows:

Name	Age	Affiliation	Expiration of Term
John C. Gustavsen	72	Interim CEO	Annual meeting

Russell C. Lawrence	52	Interim President & Director	Annual meeting

Alicia Hill	38	Secretary, Controller,	Annual meeting
		and Treasurer

Hart W. Baitis	70	Director	Annual meeting

Dr. Blaise Aguirre	55	Director	Annual meeting

Joseph Bardswich	73	Director	Annual meeting

Business Experience of Directors and Executive Officers

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

Dr. Blaise Aguirre. Blaise Aguirre, MD joined the Board of Directors of United States Antimony Corp. on August 14, 2019, to replace a Director that retired for medical reasons. He received his Medical Doctor’s degree in 1989 from the University of the Witwatersrand, Johannesburg, South Africa, and performed his residency at Boston University School of Medicine from 1991 to 1994. He is an Assistant Professor of Psychiatry at Harvard Medical School and he is the founding Medical Director of 3East at McLean Hospital. Dr. Aguirre is fluent in Spanish and lectures worldwide. He was elected to the Board at Investors Capital Holdings, Ltd in 2011 and remained on the Board until it was sold to RCAP. He sits on the boards of various privately held companies. He developed and maintains enduring relationships with institutional money managers, venture capitalists, Angel investors and developed an expertise as a small cap stock analyst as a broker with series 7 and 63 securities licenses.

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

Lloyd Joseph Bardswich Mr. Bardswich has extensive experience in mining, mining engineering, management, drilling, metallurgy and plant design. He is a registered professional mining engineer, can served as a QP (qualified person) regarding reporting to NI43-101 standards and has worked as a Shift Boss, Mine Safety Engineer, Mine Foreman, Mine Manager, and Mining Consultant.

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

Board Meetings and Committees Our Board of Directors held four (4) regular meetings during the 2020 calendar year. Each incumbent director attended all of the meetings held during the 2020 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member.

Our Board of Directors established an Audit Committee on December 10, 2011. It consisted of two members at December 31, 2020, Jeffrey Wright, and Hart Baitis. None of the Audit Committee members are involved in our day-to-day financial management. Jeffrey Wright was considered a financial expert. Jeffrey Wright resigned from the board effective January 1, 2021. Craig Thomas resigned from the board on January 13, 2021.

During 2011, the Board also established a Compensation Committee and a Nominating Committee.

Board Member Compensation Following is a summary of fees, cash payments, stock awards, and other reimbursements to Directors during the year ended December 31, 2020:

Directors Compensation

			Total Fees,
			Awards, and
Name and Principal	Fees Earned	Fees Earned	Other
Position	paid in Cash	paid in Stock	Compensation
Russell Lawrence,	-	$20,000	$20,000
Interim President
Hartmut Baitis,	-	$20,000	$20,000
Director
Dr. Blaise Aquirre,	-	$20,000	$20,000
Director
Jeffrey Wright,	-	$20,000	$20,000
Director
Craig Thomas,	-	$20,000	$20,000
Director
John Lawrence,	-	$10,000	$10,000
Previous President
Totals	$-	$110,000	$110,000

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

Item 11 Executive Compensation

Summary Compensation Table
The Securities and Exchange Commission requires the following table setting forth the compensation paid by USAC to its principal executive officer for fiscal years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Total
Russell Lawrence, Interim President	2020 2019	$110,000 $110,000	N/A	$20,000 $25,000	$130,000 $135,000
John C. Gustaven, Interim CEO	2020 2019	$100,000 $100,000		N/A	$100,000 $100,000

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

The Interim President receives restricted stock awards for their services as Board members.

There were not any outstanding equity awards or plan based awards to officers or directors as of December 31, 2020. John Lawrence, previous President and Chairman, exercised his warrants at a price of $0.25 per share for 250,000 shares on March 20, 2020. The receipt of $62,500 from the warrants was used to reduce advances payable to Mr. Lawrence.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 26, 2021 by (i) each person who is known by us to beneficially own more than 5% of our Series B, C, and D preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 47 Cox Gulch, Thompson Falls, Montana 59873.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Percent of all Voting Stock
Series B Preferred	Excel Mineral Company P.O. Box 3800 Santa Barbara, CA 93130	750,000	100%	N/A
Series C Preferred	Richard A. Woods 59 Penn Circle West Penn Plasa Apts. Pittsburgh, PA 15206	48,305(4)	27.1%	*
Series C Preferred	Dr. Warren A Evans 69 Ponfret Landing Road Brooklyn, CT 06234	32,203(4)	18.1%	*
Series C Preferred	Edward Robinson 1007 Spruce Street, 1st flor Philadelphia, PA 19107	32,203(4)	18%	*
Series C Preferred	All Series C Preferred Shareholders as a Group	177,904	100%	*

	John C. Lawrence	4,496,350	82.5%	4.2%
	Russell Lawrence	495,897	9.1%	*
	Hart Baitis	441,978	8.1%	*
	Blaise Aquirre	17,688	0.3%	*
Common Stock	All Directors and Executive Officers as a Group	5,451,913	100%

	John C. Lawrence	1,590,672	90.8%	1.5%
Series D Preferred	Leo Jackson	102,000	5.8%	*
	Garry Babbitt	58,333	3.3%	*
Series D Preferred	All Series D Preferred Shareholders as a Group	1,751,005	100%	1.7%

Common Stock and Preferred Stock w/voting rights	All Directors and Executive Officers as a Group	5,451,913	75.7%	5.1%
Common Stock and Preferred Stock w/voting rights	All Preferred Shareholders that are officers or directors	1,751,005	24.3%	1.7%

Common and Preferred Voting Stock		7,202,918	100.0%	6.8%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 26, 2021, are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 108,994,999 shares of common stock, 750,000 shares of Series B Preferred Stock, 177,904 shares of Series C Preferred Stock, and 1,751,005 shares of Series D Preferred Stock outstanding on December 31, 2020. Total voting stock of 77,878,666 shares is a total of all the common stock issued, and all of the Series C and Series D Preferred Stock outstanding at December 31, 2020.

(2)	The outstanding Series C and Series D preferred shares carry voting rights equal to the same number of shares of common stock.

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

In January 2019, the Company issued Daniel Parks, the Company’s Prior Chief Financial Officer, 200,000 shares of the Company’s common stock with a fair value of $136,000 to retain his services.

During the year ended December 31, 2020, the Company awarded, but did not issue, common stock with a value of $110,000 to its Board of Directors as compensation for their services as directors.  In connection with the issuances, the Company recorded $110,000 in director compensation expense and accrued common stock payable.

In June 2020, the Company issued the Board members 295,463 shares of the Company’s common stock for services provided during 2019 which was accrued at December 31, 2019, with a value of $130,483.

During the years ended December 31, 2019, the Company awarded but did not issue, common stock with a value of $134,375 to its Board of Directors as compensation for their services as directors.  In connection with the issuances, the Company recorded $134,375 in director compensation expense and accrued common stock payable.

The Company’s previous President and Chairman, John Lawrence, rented equipment to the Company and charged the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owns. The amount due to Mr. Lawrence as of December 31, 2020 and 2019 was $171,017 and $156,974, respectively. Expenses paid to Mr. Lawrence for the years ended December 31, 2020 and 2019 were $1,533 and $9,799, respectively

During 2019, John Lawrence made advances to the Company totaling $227,200, of which $170,985 had been repaid as of December 31, 2020, leaving an advance payable of $56,215. John C. Gustaven, Interim CEO, advanced the Company $10,200 during 2019, of which $10,000 had been repaid as of December 31, 2020, leaving a balance of $200.

Item 14 Principal Accountant Fees and Services

The Company's Board of Directors and audit committee reviews and approves audit and permissible non-audit services performed by Assure CPA (formerly DeCoria, Maichel & Teague P.S.), as well as the fees charged by Assure CPA for such services. In its review of non-audit service fees and its appointment of Assure CPA as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining Assure CPA independence. All of the services provided and fees charged by Assure CPA in 2020 were pre-approved by the Board of Directors and its audit committee.

Audit Fees
The aggregate fees billed by Assure CPA for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2020 and 2019 were $122,500 and $118,998, respectively, net of expenses.

Audit-Related Fees
There were no other fees billed by Assure CPA during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees
The aggregate fees billed by Assure CPA during the last two fiscal years for professional services rendered by Assure CPA for tax compliance for 2020 and 2019 were $12,100 and $11,833, respectively.

All Other Fees
There were $1,123 in other fees billed by Assure CPA during 2020 and none during 2019.

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

10.53
Pledge, Assignment and Security Agreement dated December 22, 2003*

10.54
Note Purchase Agreement dated December 22, 2003*

14.0
Code of Ethics*

31.1
Rule 13a-14(a)/15d-14(a) Certifications - Certification of John C. Lawrence*

32.1
Section 1350 Certifications - Certification of John C. Lawrence*

44.1
CERCLA Letter from U.S. Forest Service filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference and filed as an exhibit to USAC's Form 10-KSB for the year ended December 31, 1995 (File No. 1-8675) is incorporated herein by this reference
______________________
* Filed herewith.

Reports on Form 8-K

Item 5.
Other Events - October 10, 2003.

Exhibit 21.01

Subsidiaries of Registrant, as of December 31, 2020

Bear River Zeolite Company
C/o Box 643
Thompson Falls, MT 59873

Antimonio de Mexico, S.A. de C.V.
C/o Box 643
Thompson Falls, MT 59873

United States Antimony, Mexico, S.A. de C.V.
C/o Box 643
Thompson Falls, MT 59873

Stibnite Holding Company US Inc.
C/o Box 643
Thompson Falls, MT 59873

Antimony Mining and Milling US LLC
C/o Box 643
Thompson Falls, MT 59873

AGUA Mines, Inc
C/0 Box 643
Thompson Falls, MT 59873

Exhibit 95. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2020, we had no material specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act, except as follows:

MSHA Actions for the year ended December 31, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By /s/Russell Lawrence   Date: March 31, 2021
  Russell Lawrence, Interim President, Director, and Principal Executive Officer

By /s/Alicia Hill    Date: March 31, 2021
Alicia Hill, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/Russell Lawrence    Date: March 31, 2021
Russell Lawrence, Interim Director and President
(Principal Executive)

By /s/Hart Baitis    Date: March 31, 2021
Hart Baitis, Director

By /s/Blaise Aguirre    Date: March 31, 2021
Blaise Aguirre, Director

By /s/ Joseph Bardswich    Date: March 31, 2021
Joseph Bardswich, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of United States Antimony Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Properties, Plants and Equipment for Impairment

As described in Note 2 to the consolidated financial statements, management reviews and evaluates the net carrying value of properties, plants and equipment for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. If deemed necessary based on this review and evaluation, management performs a test for impairment. The determination of whether an impairment has occurred is based on an estimate of undiscounted future net cash flows attributable to the assets as compared to the carrying value of the assets.

In its review and evaluation, management determined that the carrying amount of properties, plants and equipment located in Mexico (“Mexican PPE”), which has a carrying value of $8,438,413 as of December 31, 2020, may not be recoverable and prepared an undiscounted future net cash flows analysis to determine recoverability. Based on its analysis, management concluded that the undiscounted future net cash flow exceeded the net carrying value of the Mexican PPE and an impairment was not recognized.

The undiscounted future net cash flow analysis prepared by management is sensitive to assumptions including quantities of recoverable minerals, expected metal prices, production levels, and estimated operating costs of production and capital.

We identified the impairment assessment of the Mexican PPE as a critical audit matter due to the materiality of the Mexican PPE balance, the high degree of auditor judgment and an increased level of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions in determining the undiscounted future net cash flows. The primary procedures we performed to address this critical audit matter included:

●
Evaluation of the Company’s identification of significant events or changes in circumstances that have occurred indicating the underlying Mexican PPE may not be recoverable by performing an independent assessment.

●	Discussion with management of future business plans for the Mexican PPE and assessment as to whether the undiscounted future net cash flow analysis was consistent with the plans.

●
Comparison of key assumptions utilized in the current undiscounted future net cash analysis to assumptions used in past analyses and assessed whether the current analysis appropriately reflected the impact of changes to the Company’s business plans and operations, current metal prices, actual operating costs, and industry-specific events.

●
In addition to ensuring key assumptions were consistent with evidence obtained in other areas of the audit, evaluation of the significant assumptions and judgements used in the Company’s analysis including:

o
estimated metal price through comparison to publicly available industry information,

o
estimated future operating and development costs through comparison to the Company’s historical costs, and

o
estimated quantities of recoverable minerals through comparison to historical data and based on our knowledge and experience with the Company.

/s/ Assure CPA, LLC
Assure CPA, LLC (formerly DeCoria, Maichel & Teague, P.S.)

We have served as the Company's independent auditor since 1998.
Spokane, Washington
March 31, 2021

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2020 and 2019
ASSETS
	2020	2019
Current assets:
Cash and cash equivalents	$665,102	$115,506
Certificates of deposit	254,212	253,552
Accounts receivable	238,634	284,453
Inventories	650,213	626,244
Total current assets	1,808,161	1,279,755

Properties, plants and equipment, net	11,225,594	12,186,848
Restricted cash for reclamation bonds	57,275	57,261
IVA receivable and other assets	208,472	170,111
Total assets	$13,299,502	$13,693,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$86,685	$17,633
Accounts payable	1,876,874	2,328,977
Payable to related parties	227,432	359,309
Accrued liabilities	635,626	638,288
Notes payable to bank	100,000	197,066
Export tax assessment payable (Note 13)	1,120,730	-
Hillgrove advances payable (Note 10)	378,074	378,074
Long-term debt, current portion	52,122	56,334
Total current liabilities	4,477,543	3,975,681

Long-term debt, net of current portion	34,304	76,762
Hillgrove advances payable (Note 10)	756,147	756,147
CARES Act note payable (Note 17)	443,400	-
Stock payable to directors for services	110,000	134,375
Asset retirement obligations and accrued reclamation costs	291,719	283,868
Total liabilities	6,113,113	5,226,833
Commitments and contingencies (Notes 13 and 15)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $945,000 and $937,500
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,084,770 and $5,043,622
respectively)	17,509	17,509
Common stock, $0.01 par value, 150,000,000 shares authorized;
75,949,757 and 69,661,436 shares issued and outstanding, respectively	759,496	696,614
Additional paid-in capital	39,050,899	37,107,730
Accumulated deficit	(32,650,794)	(29,363,990)
Total stockholders' equity	7,186,389	8,467,142
Total liabilities and stockholders' equity	$13,299,502	$13,693,975

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2020 and 2019

	2020	2019

REVENUES	$5,235,530	$8,268,005

COST OF REVENUES	5,029,832	9,084,256

GROSS PROFIT (LOSS)	205,698	(816,251)

OPERATING EXPENSES:
General and administrative	607,365	674,494
Exploration expense	165,183	-
Salaries and benefits	367,491	518,758
Export tax assessment	1,120,920	-
Other operating expenses	684,361	88,347
Professional fees	246,618	245,091
Loss on mineral properties	318,502	1,410,736
TOTAL OPERATING EXPENSES	3,510,440	2,937,426

INCOME (LOSS) FROM OPERATIONS	(3,304,742)	(3,753,677)

OTHER INCOME (EXPENSE):
Interest expense	(17,991)	(78,344)
Other income (expense)	35,929	159,130
TOTAL OTHER INCOME (EXPENSE)	17,938	80,786

NET INCOME (LOSS)	(3,286,804)	(3,672,891)
Preferred dividends	(48,649)	(48,649)

Net income (loss) available to common stockholders	$(3,335,453)	$(3,721,540)

Net income (loss) per share of common stock:
Basic and diluted	$(0.05)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	72,513,814	69,004,897

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2020 and 2019
					Additional		Total
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balances, December 31, 2018	2,678,909	$26,788	68,227,171	682,271	$36,406,874	$(25,691,099)	$11,424,834

			200,000	2,000	134,000		136,000
Issuance of common stock to Directors			330,183	3,302	171,698		175,000
Issuance of common stock for cash			904,082	9,041	395,158		404,199
Net loss						(3,672,891)	(3,672,891)
Balances, December 31, 2019	2,678,909	26,788	69,661,436	696,614	37,107,730	(29,363,990)	8,467,142

Issuance of common stock upon exercise of warrants			250,000	2,500	60,000		62,500
Issuance of common stock to Directors			295,463	2,954	127,529		130,483
Issuance of common stock and warrants for cash			5,742,858	57,428	1,952,572		2,010,000
Common stock issuance costs					(196,932)		(196,932)
Net loss						(3,286,804)	(3,286,804)
Balances, December 31, 2020	2,678,909	$26,788	75,949,757	759,496	$39,050,899	$(32,650,794)	$7,186,389

 The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2020 and 2019

	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(3,286,804)	$(3,672,891)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	885,843	895,990
Loss on mineral properties	318,502	1,410,736
Write-down of inventory to net realizable value	-	16,396
Amortization of debt discount	-	54,112
Accretion of asset retirement obligation	7,851	6,148
Common stock issued for services	-	136,000
Common stock payable for directors' fees	106,108	134,375
Other non cash items	(660)	(598)
Change in:
Accounts receivable, net	45,819	153,938
Inventories	(23,969)	112,621
IVA receivable and other assets	(38,361)	199,337
Accounts payable	(452,103)	402,657
Accrued liabilities	(2,662)	76,416
Export tax assessment payable	1,120,730	-
Payables to related parties	14,042	63,408
Net cash provided (used) by operating activities	(1,305,664)	(11,355)

Cash Flows From Investing Activities:
Payment received on note receivable for sale of land	-	400,000
Purchases of properties, plants and equipment	(243,091)	(792,925)
Net cash used by investing activities	(243,091)	(392,925)

Cash Flows From Financing Activities:
Change in checks issued and payable	69,052	(28,849)
Proceeds from issuance of common stock and warrants, net of issuance costs	1,813,068	404,199
Advances from related party	-	237,400
Payments on advances from related party	(83,419)	(35,066)
Proceeds from CARES Act note payable	443,400	-
Proceeds (payments) on notes payable to bank, net	(97,066)	13,149
Principal payments on long-term debt	(46,670)	(127,683)
Net cash provided (used) by financing activities	2,098,365	463,150

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	549,610	58,870
Cash and cash equivalents and restricted cash at beginning of period	172,767	113,897
Cash and cash equivalents and restricted cash at end of period	$722,377	$172,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$17,991	$24,233
Noncash investing and financing activities:
Common stock payable issued to directors	130,483	175,000
Payable to related party satisfied with exercise of stock
purchase warrant	62,500	-

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

COVID-19 Coronavirus Pandemic Response and Impact

Following the outbreak of the COVID-19 coronavirus global pandemic ("COVID-19") in early 2020, in March 2020 the U.S. Centers for Disease Control issued guidelines to mitigate the spread and health consequences of COVID-19. The Company implemented changes to its operations and business practices to follow the guidelines and minimize physical interaction, including using technology to allow employees to work from home when possible and altering production procedures and schedules, asset maintenance, and limiting discretionary spending. As long as they are required, the operational practices implemented could have an adverse impact on our operating results due to deferred production and revenues or additional costs. The negative impact of COVID-19 remains uncertain, including on overall business and market conditions. The impact of these restrictions on our business has been minimal. It is possible that future restrictions could have an adverse impact on our operations or financial results beyond 2020.

2.
Summary of Significant Accounting Policies

Principles of Consolidation

The Company's consolidated financial statements include the accounts of its wholly-owned subsidiaries BRZ, USAMSA, AM, Stibnite Holding Company US Inc., and Antimony Mining and Milling US LLC. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant and critical estimates include property, plant and equipment depreciation and potential impairment, metal content of mineral resources, accounts receivable allowance for uncollectible accounts, net realizable value of inventories, deferred income taxes, income taxes payable, environmental remediation liabilities and asset retirement obligations. Actual results could differ from those estimates.

2.
Summary of Significant Accounting Policies, continued:

Cash and Cash Equivalents

The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2020 and 2019 consists of cash held for reclamation performance bonds and is held in certificates of deposit with financial institutions.

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

Inventories

Inventories at December 31, 2020 and 2019 consisted of finished antimony products, antimony metal, antimony concentrates, antimony ore, and finished zeolite products, and are stated at the lower of first-in, first-out weighted average cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight allocated based on production quantity. Stockpiled ore is carried at the lower of average cost or net realizable value. Since the Company's antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company's control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories. The Company periodically reviews its inventories to identify excess and obsolete inventories and to estimate reserves for obsolete inventories as necessary to reflect inventories at net realizable value.

Translations of Foreign Currencies

All amounts in the financial statements are presented in U.S. dollars, which is the functional currency for all of the Company’s operations. Foreign translation gains and losses relating to Mexican subsidiaries are recognized as foreign exchange gain or loss in the consolidated statement of operations.

Going Concern Consideration

At December 31, 2020, the Company’s consolidated financial statements show negative working capital of approximately $2.7 million and an accumulated deficit of approximately $32.7 million.  With the exception of 2018, the Company has incurred losses for the past several years.  The net income in 2018 was primarily due to non-recurring events which contributed approximately $2.5 million to net income. The continuing losses are principally a result of the Company’s antimony operations due to both depressed antimony prices and production costs incurred in Mexico.  To improve conditions, the Company plans to continue searching for areas to reduce these production costs.   Management expects improvement in cash flow in 2021 from the sale of precious metals extracted from the leach circuit that came on line in Mexico in the second half of 2020.

2.
Summary of Significant Accounting Policies, continued:

Over the past several years, the Company has been able to make required principal payments on its debt from cash generated from operations. The Company is confident it can make debt payments when due. In March 2020, the Company applied for and received funds from a note payable under the CARES Act for $443,400. In July 2020 the Company was successful in raising $1,813,068 from the sale of shares of common stock and warrants to fund capital projects in Mexico. In the first quarter of 2021, the Company raised $23,497,180 (net of $1,499,820 in agent’s fees) from sale of shares of its common stock and warrants that will be used for general corporate purposes, working capital, and to fund a geochemical, geological and geophysical program at the Los Juarez property. With the funds raised, management believes the Company has sufficient funds to sustain its operations and meet its financial obligations during the 12 months following the date of issuance of the consolidated financial statements.

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

Impairment of Long-lived Assets

Management reviews and evaluates the net carrying value of its long-lived assets for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. A test for recoverability is performed based on the estimated undiscounted future cash flows that will be generated from operations at each property and the estimated salvage value of asset. Although management has made what it believes to be a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows, which includes the estimated value of assets, are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon, among other factors, estimates of: (i) product and metals to be recovered from identified mineralization and other resources (ii) future production and capital costs, (iii) estimated selling prices (considering current, historical, and future prices) over the estimated remaining life of the asset and (iv) market values of property, if appropriate. It is possible that changes could occur in the near term that could adversely affect the estimate of future cash flows to be generated from operating properties. If estimated undiscounted cash flows are less than the carrying value of an asset, an impairment loss is recognized for the difference between the carrying value and fair value of the asset.

2.
Summary of Significant Accounting Policies, continued:

Exploration and Development

The Company expenses exploration costs as such in the period they occur. The mine development stage begins once the Company has determined an ore body can be economically developed. Expenditures incurred during the development stage are capitalized as deferred development costs. Costs to improve, alter, or rehabilitate primary development assets which appreciably extend the life, increase capacity, or improve the efficiency or safety of such assets are also capitalized. The development stage ends when the production stage of reserves begins. Deferred development costs are amortized over the estimated economic life of the mineral resource using the straight-line method, based upon estimated lives of the properties, or the units-of-production method, based upon estimated units of mineral resource.

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

2.
Summary of Significant Accounting Policies, continued:

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

Common Stock Issued for Consideration Other than Cash

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the common stock issued.

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

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company's common stock, and convertible preferred stock. For the years ended December 31, 2020 and 2019, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	December 31, 2020	December 31, 2019
Warrants	6,194,899	702,041
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	7,945,904	2,453,046

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, certificates of deposits, restricted cash, due to factor (included in accrued liabilities), notes payable to bank, and notes payable. The carrying value of these instruments approximates fair value based on their contractual terms.

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

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Auditing Standards Update (“ASU”) No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The update was adopted as of January 1, 2020, and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

In August 2020, the FASB issued ASU No. 2019-12 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. Management is evaluating the impact of this update on the Company’s consolidated financial statements.

3.
Revenue Recognition

Sales of products for the years ended December 31, 2020 and 2019, were as follows:

	Year Ended
	December 31,
	2020	2019
Antimony	$2,942,628	$5,450,649
Zeolite	2,118,823	2,623,117
Precious metals	174,079	194,239
	$5,235,530	$8,268,005

The following is sales information by geographic area based on the location of customers for the years ended December 31, 2020, and 2019.

	Year Ended
	December 31,
	2020	2019
United States	$4,662,841	$7,454,163
Canada	572,689	813,842
Mexico	-	-
	$5,235,530	$8,268,005

Sales of products to significant customers were as follows for the years ended December 31, 2020, and 2019:

	For the Year Ended
Sales to Three	December 31,	December 31,
Largest Customers	2020	2019
Mexichem Specialty Compounds Inc.	$633,846	$1,823,194
GE Chaplin, Inc.	589,384	-
Nyacol Nanotechnologies	417,501	1,099,504
Kohler	345,899	1,132,674
	$1,986,630	$4,055,372
% of Total Revenues	38%	49%

Accounts receivable from the Company’s largest customers were as follows for December 31, 2020, and 2019:

	December 31,	December 31,
Largest Accounts Receivable	2020	2019
Nutreco Canada Inc.	$21,619	$21,219
Earth Innovations Inc.	68,055	15,184
Ralco Mix	16,600	12,800
Premier Tech	12,255	-
Lake Shore	-	27,854
Total	$118,529	$77,057
% of Total Receivables	50%	27%

The Company’s trade accounts receivable balance related to contracts with customers was $238,634 at December 31, 2020 and $284,453 at December 31, 2019.

4.
Accounts Receivable and Due to Factor

The Company factors designated trade receivables pursuant to a factoring agreement with LSC Funding Group L.C., an unrelated factor (the “Factor”).  The agreement is for a term of one year with automatic renewal for additional one-year terms. The agreement specifies that eligible trade receivables are factored with recourse. The performance of all obligations and payments to the factoring company was personally guaranteed by John C. Lawrence, the Company’s previous President and Chairman of the Board of Directors. The existing agreement will be addressed in 2021 to account for Mr. Lawrence’s death and that impact on the personal guarantee. Selected trade receivables are submitted to the Factor, and the Company receives 85% of the face value of the receivable by wire transfer. Upon payment by the customer, the remainder of the amount due is received from the Factor, less a one-time servicing fee of 2% for the receivables factored.  This servicing fee is recorded on the consolidated statement of operations in the period of sale to the Factor.

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

Receivables, net of allowances, are presented as current assets and the amount potentially due to the Factor is included in current accrued liabilities.

Accounts Receivable	December 31, 2020	December 31, 2019
Accounts receivable - non factored	$222,034	$273,573
Accounts receivable - factored with recourse	16,600	10,880
Accounts receivable - net	$238,634	$284,453

5.
Inventories

The major components of the Company's inventories at December 31, 2020 and 2019 were as follows:

	2020	2019
Antimony Oxide	$67,377	$204,550
Antimony Metal	268,100	5,654
Antimony Ore	95,880	151,841
Total antimony	431,357	362,045
Zeolite	218,856	264,199
	$650,213	$626,244

At December 31, 2020 and 2019, antimony metal consisted principally of recast metal from antimony-based compounds, and metal purchased from foreign suppliers. Antimony oxide inventory consisted of finished product oxide held at the Company's plant. Antimony concentrates and ore were held primarily at sites in Mexico and are essentially raw material. At December 31, 2020 and 2019, the antimony oxide and concentrates inventory in Mexico were valued at estimated net realizable value resulting in write-downs of $13,137 and $16,396, respectively. The Company's zeolite inventory consists of salable zeolite material.

6.
Properties, Plants and Equipment

The major components of the Company's properties, plants and equipment by segment at December 31, 2020 and 2019 are shown below:

	Antimony Segment		Zeolite Segment	Precious Metals
2020	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$815,737	$8,757,775	$3,743,051	$1,266,697	$14,583,260
Buildings	247,210	613,449	410,780	-	1,271,439
Mineral rights and interests	-	828,523	3,664	-	832,187
Land and other	3,274,572	2,478,044	15,310	-	5,767,926
	4,337,519	12,677,791	4,172,805	1,266,697	22,454,812
Accumulated depreciation	(2,699,781)	(5,042,381)	(3,154,244)	(332,812)	(11,229,218)
	$1,637,738	$7,635,410	$1,018,561	$933,885	$11,225,594

	Antimony Segment		Zeolite Segment	Precious Metals
2019	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$783,290	$9,164,600	$3,729,061	$813,714	$14,490,665
Buildings	247,210	902,707	410,780	-	1,560,697
Mineral rights and interests	-	816,786	3,664	-	820,450
Land and other	3,274,572	2,529,294	15,310	-	5,819,176
	4,305,072	13,413,387	4,158,815	813,714	22,690,988
Accumulated depreciation	(2,673,972)	(4,612,567)	(2,971,625)	(245,976)	(10,504,140)
	$1,631,100	$8,800,820	$1,187,190	$567,738	$12,186,848

United States and Mexico components of properties, plants and equipment:

	2020	2019
United States	$2,787,181	$2,961,895
Mexico	8,438,413	9,224,953
Total	$11,225,594	$12,186,848

The Company’s precious metals segment includes properties, plants and equipment in both the United States and Mexico. In the third quarter of 2020, the Company decided not to renew the lease at the Wadley Mining district in Mexico due to continuing low market price for antimony and to reduce Mexican antimony production while seeking other lower cost sources of antimony ore and concentrates. The net carrying value of the mineral lease of $318,502 was recognized as a loss on mineral properties during the year ended December 31, 2020.

In the fourth quarter of 2019, the Company abandoned the Soyatal and Guadalupe mineral properties in Mexico. The net carrying value of the mineral properties of $2,937,259 less the outstanding related notes payable balances, resulted in a loss on mineral properties of $1,410,736 which was recognized during the year ended December 31, 2019.

At December 31, 2020 and 2019, the Company had $755,978 and $1,306,579, respectively, of assets that were not yet placed in service and have not yet been depreciated.

7.
Asset Retirement Obligation and Accrued Reclamation Costs

Changes to the asset retirement obligation balance during 2020 and 2019 are as follows:

Asset Retirement Obligation

Balance December 31, 2018	$170,220
Accretion during 2019	6,148
Balance December 31, 2019	176,368
Accretion during 2019	7,851
Balance December 31, 2019	$184,219

The Company’s total asset retirement obligation and accrued reclamation costs of $291,719 and $283,868, at December 31, 2020 and 2019, respectively, include reclamation obligations for the Idaho and Montana operations of $107,500.

8.
Long-Term Debt:

Long-Term debt at December 31, 2020 and 2019 is as follows:
	2020	2019
Note payable to Zeo Inc., non interest bearing,
payable in 11 quarterly installments of $8,300 with a final payment of $8,700;
maturing December 2022; uncollateralized.	$66,800	$100,000
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $778; maturing
December 2022; collateralized by equipment.	17,480	26,250
Note payable to De Lage Landen Financial Services,
bearing interest at 3.51%; payable in monthly installments of $655;
maturing September 2019; collateralized by equipment.		700
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; originally maturing
March 2015; collateralized by equipment.	2,146	6,146
	86,426	133,096
Less current portion	(52,122)	(56,334)
Long-term portion	$34,304	$76,762

At December 31, 2020, principal payments on debt are due as follows:

12 Months Ending December 31,	Principal Payment
2021	52,122
2022	34,304
$86,426

In the fourth quarter 2019, the Company abandoned the Soyatal and Guadalupe mineral properties in Mexico. The balances of the related debt, net of discount, on the date of abandonment is $603,743 and $922,780, respectively. The carrying value of the mineral properties, less the outstanding related notes payable balances resulted in a loss of $1,410,736 recognized on the abandonment of mineral properties during the year ended December 31, 2019.

9.
Notes Payable to Bank

At December 31, 2020 and 2019, the Company had the following notes payable to bank:

	2020	2019
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$99,999	$97,067

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	1	99,999

Total notes payable to the bank	$100,000	$197,066

These notes were personally guaranteed by John C. Lawrence, the Company’s previous Chief Executive Officer and Chairman of the Board of Directors. The maximum amount available for borrowing under each note is $99,999. As result of his death in June 2020, the terms of the note, including the personal guarantee, will be addressed in 2021.

10.
Hillgrove Advances Payable

On November 7, 2014, the Company entered into an advance and concentrate processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) in which the Company was advanced funds from Hillgrove to build facilities to process Hillgrove antimony concentrate. The Company has not processed Hillgrove concentrate for the past three years. The agreement requires the Company to pay the advance balance after Hillgrove issues a stop notice. Payments would begin 90 days after the stop notice issue date and be made in six equal and quarterly installments. The balance of the advance liability due to Hillgrove was $1,134,221 at both December 31, 2020 and 2019. Hillgrove was acquired by Red River Resources LTD (“Red River”) during 2019. Although the Company has not received a stop notice through the date these financial statements were issued, management has determined that one is likely forthcoming in 2021. Based on management’s assessment of likelihood and the payment terms of the agreement, $378,074 of the balance is classified as current as of December 31, 2020 and 2019.

11.
Stockholders' Equity

In December 2020, the number of authorized shares of the Company’s common stock increased from 90,000,000 to 150,000,000.

Issuance of Common Stock for Cash
During 2020, the Company sold units consisting of 5,742,858 from sale of shares of its common stock and 5,742,858 warrants to purchase shares of common stock for total proceeds of $2,010,000. Offering costs associated with the sale totaled $196,932.

During 2019, the Company sold units consisting of 904,082 shares of its common stock and 452,041 warrants to purchase shares of common stock for total proceeds of $433,960. Offering costs associated with the sale totaled $29,761.

Issuance of Common Stock for Services to Officers and Directors
During the year ended December 31, 2020, the Company awarded, but did not issue, common stock with a value of $110,000 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $110,000 in director compensation expense and accrued common stock payable.

In June 2020, the Company issued the Board members 295,463 shares of the Company’s common stock for services provided during 2019 which was accrued at December 31, 2019, with a value of $130,483.

11.
Stockholders' Equity, continued:

During the years ended December 31, 2019, the Company awarded but did not issue, common stock with a value of $134,375 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $134,375 in director compensation expense and accrued common stock payable.

In January 2019, the Company issued Daniel Parks, the Company’s Chief Financial Officer, 200,000 shares of the Company’s common stock with a fair value of $136,000 to retain his services.

Common Stock Warrants

The Company's Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

At December 31, 2019, warrants for purchase of 250,000 shares of the Company’s common stock for $0.25 per share were outstanding and have no expiration date. These warrants were owned by the Company’s previous President and Chairman, John Lawrence. The warrants were exercised on March 18, 2020 in exchange for a reduction of $62,500 in an amount payable to Mr. Lawrence.

Warrants for purchase of 452,041 shares of the Company’s common stock were sold with shares of common stock in 2019.    The warrants have an exercise price of $0.65 per share and expire in 2022.

Warrants for purchase of 5,742,858 shares of the Company’s common stock were sold with shares of common stock in July 2020.    The warrants have an exercise price of $0.46 per share and expire in 2025. The warrants can be exercised on a cashless basis. The warrants contain a repricing provision whereby if the Company raises at least $6,000,000 in gross proceeds from the sale of its common stock at an effective price per share less than the warrants’ exercise price, the exercise price of the warrants will be repriced to the lower price.

Transactions in common stock purchase warrants for the years ended December 31, 2020 and 2019 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2018	250,000	$0.25
Issued	452,041	$0.65
Balance December 31, 2019	702,041	$0.25 - $0.65
Issued	5,742,858	$0.46
Exercised	(250,000)	$0.25
Balance December 31, 2020	6,194,899	$0.46 - $0.65

Preferred Stock

The Company's Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

11.
Stockholders' Equity, continued:

Series B

During 1993, the Board established a Series B preferred stock, consisting of 750,000 shares. The Series B preferred stock has preference over the Company's common stock and Series A preferred stock (none of which are outstanding); has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors. During each of the years ended December 31, 2020 and 2019 the Company recognized $7,500 in Series B preferred stock dividend. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. The Series B Preferred stock is no longer convertible to shares of the Company’s common stock. At December 31, 2020 and 2019, cumulative dividends in arrears on the outstanding Series B shares were $195,000 and $187,500, respectively.

Series C

During 2000, the Board established a Series C preferred stock. The Series C preferred stock has preference over the Company’s common stock and has voting rights equal to that number of shares outstanding, but no conversion or dividend rights. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series C preferred stockholders is $0.55 per share.

Series D

During 2002, the Board established a Series D preferred stock, authorizing the issuance of up to 2,500,000 shares. The Series D preferred stock has preference over the Company’s common stock but is subordinate to the liquidation preferences of the holders of the Company’s outstanding Series A, Series B and Series C preferred stock. Series D preferred stock carries voting rights and is entitled to annual dividends of $0.0235 per share. The dividends are cumulative and payable after payment and satisfaction of the Series A, B and C preferred stock dividends. No dividends have been declared or paid with respect to the Series D preferred stock. At December 31, 2020 and 2019, the cumulative dividends in arrears on the 1,751,005 outstanding Series D shares were $707,258 and $666,109, respectively, payable if and when declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series D preferred stockholders is $2.50 per share. At December 31, 2020 and 2019, the liquidation preference for Series D preferred stock was $5,084,770 and $5,043,622, respectively. Holders of the Series D preferred stock have the right, subject to the availability of authorized but unissued common stock, to convert their shares into shares of the Company's common stock on a one-to-one basis without payment of additional consideration and are not redeemable unless by mutual consent. The majority of Series D preferred shares are held by the Estate of John Lawrence, the previous President and Chairman of the Company.

12.
2000 Stock Plan

In January 2000, the Company's Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan ("the Plan"). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants to promote the success of the Company's business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000. At December 31, 2020 and 2019, 300,000 shares of the Company's common stock had been previously issued under the Plan. There were no issuances under the Plan during 2020 and 2019.

13.
Income and Other Taxes

During the year ended December 31, 2020 and 2019, the Company recognized no income tax benefit (provision).

Domestic and foreign components of net loss from operations before income taxes for the years ended December 31, 2020 and 2019, are as follows:

	2020	2019
Domestic	$564,424	$462,292
Foreign	(3,851,228)	(4,135,183)
Total	$(3,286,804)	$(3,672,891)

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax net loss for the years ended December 31, 2020 and 2019 due to the following:

	2020	2019
Tax benefit at federal statutory rate	$(690,229)	$(771,307)
State income tax effect	(120,541)	(177,435)
Foreign income tax effect	(279,111)	(147,166)
Non-deductible items	151	801
Percentage depletion	(27,667)	(52,416)
Adjustment to prior year tax estimates - Domestic	580,408	(269,906)
Adjustment to prior year tax estimates - Foreign	(137,988)	641,438
Impact on change in foreign exchange rate	75,899	103,218
Change in valuation allowance - Domestic	(393,380)	926,873
Change in valuation allowance - Foreign	992,458	(254,101)
Total	$-	$-

At December 31, 2020 and 2019, the Company had net deferred tax assets as follows:

	2020	2019
Deferred tax asset:
Domestic net operating loss carry forward	$688,278	$1,111,779
Foreign net operating loss carry forward	2,616,038	1,623,580
Deferred tax asset	3,304,316	2,735,359

Valuation allowance (domestic)	(628,449)	(1,021,829)
Valuation allowance (foreign)	(2,616,037)	(1,623,580)
Total deferred tax asset	59,830	89,950

Deferred tax liability:
Property, plant, and equipment	(57,650)	(88,292)
Other	(2,180)	(1,658)
Total deferred tax liability	(59,830)	(89,950)

Net deferred tax asset	$-	$-

13.
Income and Other Taxes, continued:

At December 31, 2020 and 2019, the Company had deferred tax assets arising principally from net operating loss carry forwards for income tax purposes. As management cannot determine that it is more likely than not the benefit of the net deferred tax asset will be realized, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at December 31, 2020 and 2019.

At December 31, 2020, the Company has federal net operating loss (“NOL”) carry forwards of approximately $0.7 million that expire at various dates between 2034 and 2037. In addition, the Company has federal NOL carry forwards of $1.1 million that will never expire but utilization of which is limited to 80% of taxable income in any future year. The Company has Montana state NOL carry forwards of approximately $3.4 million which expire between 2021 and 2027, and Idaho state NOL carry forwards of approximately $2.4 million, which expire between 2034 and 2039. The Company has approximately $7.9 million of Mexican NOL carry forwards which expire between 2024 and 2029.

In 2018, the Company acquired two subsidiaries have net operating loss carryforwards in Mexico of approximately $800,000. Due to tax code limitations, it is likely that a portion of this carryforward will not be available to offset the Company’s future taxable income in Mexico.

During the years ended December 31, 2020 and 2019, there were no material uncertain tax positions taken by the Company. The Company’s United States income tax filings are subject to examination for the years 2017 through 2019, and 2016 through 2019 in Mexico. The Company charges penalties on assessments to general and administrative expense and charges interest to interest expense.

Mexican Tax Assessment

In 2015, the Mexican tax authority (“SAT”) initiated an audit of the USAMSA’s 2013 income tax return. In October 2016, as a result of its audit, SAT assessed the Company $13.8 million pesos, which was approximately $666,400 in U.S. Dollars (“USD”) as of December 31, 2016. SAT’s assessment was based on the disallowance of specific costs that the Company deducted on the 2013 USAMSA income tax return. The Company engaged accountants and tax attorneys in Mexico to defend its position. The assessment was settled in 2018 with no assessment against the Company.

In early 2019, the Company was notified that SAT re-opened its assessment of USAMSA’s 2013 income tax return and, in November 2019, SAT assessed the Company $16.3 million pesos, which was approximately $821,000 USD as of December 31, 2020.

Management reviewed the 2019 assessment notice from SAT and, similar to the earlier assessment, believes the findings have no merit. The Company engaged a tax attorney in Mexico to defend its position. An appeal was filed by the Company in November 2019 suspending SAT from taking immediate action regarding the assessment. The Company posted a guarantee of the amount in March 2020 as is required under the appeal process. In August 2020, the Company filed a lawsuit against SAT for resolution of the process and, in December 2020, filed closing arguments. Management expects the appeal process to continue through 2021.

At December 31, 2020, management assessed the possible outcomes for this tax audit and believes, based on discussions with its tax attorney in Mexico, that the most likely outcome will be that the Company will be successful in its appeal resulting in no tax due. Management determined that no amount should be accrued at December 31, 2020 relating to this potential tax liability. There can be no assurance that the Company’s ultimate liability, if any, will not have a material adverse effect on the Company’s results of operations or financial position.

If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will adjust its current net operating loss carryforward, or accrue penalties, interest, and tax associated with the assessment.

13.
Income and Other Taxes, continued:

Other Taxes

In 2016, the Company, through its wholly owned subsidiary USAMSA, imported coal from the United States to its smelter in Mexico to process Australian concentrates associated with the Hillgrove agreement (Note 10). At that time, the Company applied for and was granted a Maquiladora (IMMEX) which the Company believed provided an exemption from paying a 16% value-added tax (IVA) on imported goods to Mexico that were ultimately exported in altered form. With this understanding, the Company did not pay IVA on coal it imported to process the Australian concentrates. In 2020, the Company was informed by the SAT that it owed the 16% IVA for the coal it had imported from 2016 to 2018. The initial assessment from SAT included penalties and fees. In late 2020, the Company filed a motion before the Taxpayer's Defense Agency but the motion was denied. To avoid incurring additional penalties, the Company elected to pay the assessed amount in early 2021. For the year ended December 31, 2020, the Company recognized an export tax expense of $1,120,730 and accrued a liability for this assessment. Upon payment in early 2021, the Company believes that this matter is settled.

14.
Related-Party Transactions

On June 16, 2020, John C. Lawrence, the Company’s previous Chief Executive Officer and Chairman of the Board of Directors, passed away. The Company’s Executive Vice-President, John C. Gustaven, has been appointed to interim Chief Executive Officer. Russell Lawrence, son of Mr. Lawrence, has been appointed the Company’s interim President and is the executor of Mr. Lawrence’s estate.

John Lawrence rented equipment to the Company and charged the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owned. The amount due to Mr. Lawrence as of December 31, 2020 and 2019 was $171,017 and $156,975, respectively. Expenses paid to Mr. Lawrence for the years ended December 31, 2020 and 2019 were $1,533 and $9,799, respectively

During 2019, John Lawrence made advances to the Company totaling $227,200, of which $170,985 had been repaid as of December 31, 2020, leaving a balance of $56,215. During 2020, a portion of this amount was in the form of the exercise of a warrant held by Mr. Lawrence for 250,000 shares of common stock at an exercise price of $0.25 or $62,500.

John C. Gustaven advanced the Company $10,200 during 2019, of which $10,000 had been repaid as of December 31, 2020, leaving a balance of $200.

15.
Commitments and Contingencies

The Company pays various royalties on the sale of zeolite products. On a combined basis, royalties vary from 8%-13%. During the year ended December 31, 2020 and 2019, the Company had royalty expense of $224,875 and $266,388, respectively. At December 31, 2020 and 2019, the Company had accrued royalties payable of $434,981 and $280,314, respectively. The Company is currently in negotiations with certain royalty holders to modify the terms of the agreements.

16.
Business Segments

The Company is currently organized and managed by four segments, which represent the three operating units: United States antimony, Mexican antimony, United States zeolite, and precious metals. The Company’s other operating costs include general and administrative expenses, freight and delivery, and other non-production related costs. Other income and expense consist primarily of non-operating income and interest expense.

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

Segment disclosures regarding sales to major customers and for property, plant, and equipment are located in Notes 3 and 6, respectively.

	For the Years Ended
	December 31,	December 31,
Total Assets:	2020	2019
Antimony
United States	$2,798,283	$2,166,041
Mexico	7,953,190	9,193,521
Subtotal antimony	10,751,473	11,359,562
Precious metals
United States	$130,882	$143,605
Mexico	803,003	424,133
Subtotal precious metals	933,885	567,738
Zeolite	1,614,144	1,766,675
Total	$13,299,502	$13,693,975

	For the Years Ended
	December 31,	December 31,
	2020	2019
Capital expenditures:
Antimony
United States	$32,448	$8,429
Mexico	38,456	705,123
Subtotal antimony	70,904	713,552
Precious metals
United States	10,219	21,086
Mexico	147,978	-
Subtotal precious metals	158,197	21,086
Zeolite	13,990	58,287
Total	$243,091	$792,925

16.
Business Segments, continued:

Segment Operations for the Year	Antimony	Antimony	Total	Precious
Ended December 31, 2020	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$2,942,628	$-	$2,942,628	$174,079	$2,118,823	$5,235,530

Depreciation and amortization	$25,809	$590,579	$616,388	$86,835	$182,620	$885,843

Income (loss) from operations	$192,511	$(3,851,228)	$(3,658,717)	$87,244	$266,731	$(3,304,742)

Other income (expense):	21,808	-	21,808	-	(3,870)	17,938

NET INCOME (LOSS)	$214,319	$(3,851,228)	$(3,636,909)	$87,244	$262,861	$(3,286,804)

Segment Operations for the Year	Antimony	Antimony	Total	Precious
Ended December 31, 2019	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$5,450,649	$-	$5,450,649	$194,239	$2,623,117	$8,268,005

Depreciation and amortization	$43,738	$596,719	$640,457	$69,067	$186,466	$895,990

Income (loss) from operations	$(144,208)	$(4,239,123)	$(4,383,331)	$125,172	$513,052	$(3,745,107)

Other income (expense):	(16,142)	103,940	87,798	-	(15,582)	72,216

NET INCOME (LOSS)	$(160,350)	$(4,135,183)	$(4,295,533)	$125,172	$497,470	$(3,672,891)

17.
CARES Act Loan

On April 20, 2020, the Company received a loan of $443,400 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 20, 2020 had a maturity date on April 19, 2022 and an interest rate of 1% per annum. It is anticipated that the loan will be forgiven under the provisions of the CARES Act because the Company used the funds for qualifying expenses. Qualifying expenses included payroll costs, costs used to continue group health care benefits, rent, and utilities. The amount of the PPP loan will be recognized as gain on forgiveness of the CARES Act loan in the period the Company receives formal notification of forgiveness.

18.
Subsequent Events

In the first quarter of 2021, the Company raised $23,497,180 (net of $1,499,820 in agent’s fees) in two separate transactions from sale of shares of its common stock and warrants for general corporate purposes, working capital, and to fund a geochemical, geological and geophysical program at the Los Juarez property.