Form 10-Q
period 2021-03-31
UNITED STATES ANTIMONY CORP
filed 2021-05-14
CIK 101538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 15, 2021, the registrant had outstanding 106,017,954 shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD
ENDED MARCH 31, 2021

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)	1-15

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	16-20

Item 3: Quantitative and Qualitative Disclosure about Market Risk	20

Item 4: Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	21

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3: Defaults upon Senior Securities	21

Item 4: Mine Safety Disclosures	21

Item 5: Other Information	21

Item 6: Exhibits and Reports on Form 8-K	21

SIGNATURE	22

CERTIFICATIONS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements

United States Antimony Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
March 31, 2021 and December 31, 2020

ASSETS
	March 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$23,042,330	$665,102
Certificates of deposit	254,873	254,212
Accounts receivable	537,567	238,634
Inventories	717,750	650,213
Other current assets	52,200	-
Total current assets	24,604,720	1,808,161

Properties, plants and equipment, net	11,026,428	11,225,594
Restricted cash for reclamation bonds	57,275	57,275
IVA receivable and other assets	206,818	208,472
Total assets	$35,895,241	$13,299,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$-	$86,685
Accounts payable	1,294,514	1,876,874
Accrued liabilities	554,628	635,626
Payables to related party	6,294	227,432
Notes payable to bank	-	100,000
Export tax assessment payable	-	1,120,730
Hillgrove advances payable (Note 12)	1,134,221	378,074
Long-term debt, current portion	40,770	52,122
Total current liabilities	3,030,427	4,477,543

Long-term debt, net of current portion	33,138	34,304
Hillgrove advances payable (Note 12)	-	756,147
CARES Act note payable	443,400	443,400
Stock payable to directors for services	138,125	110,000
Asset retirement obligations and accrued reclamation costs	293,451	291,719
Total liabilities	3,938,541	6,113,113
Commitments and contingencies (Note 6 and 11)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $945,000 and $937,500
respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,084,770 and $5,043,622
respectively)	17,509	17,509
Common stock, $0.01 par value, 150,000,000 shares authorized;
105,963,567 and 75,949,757 shares issued and outstanding, respectively	1,059,634	759,496
Additional paid-in capital	63,856,560	39,050,899
Accumulated deficit	(32,986,282)	(32,650,794)
Total stockholders' equity	31,956,700	7,186,389
Total liabilities and stockholders' equity	$35,895,241	$13,299,502

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations - Unaudited

	For the three months ended
	March 31, 2021	March 31, 2020

REVENUES	$1,253,287	$1,742,991

COST OF REVENUES	1,041,130	1,641,814

GROSS PROFIT	212,157	101,177

OPERATING EXPENSES:
General and administrative	170,050	199,971
Salaries and benefits	76,659	94,969
Other operating expenses	184,037	26,217
Professional fees	123,137	84,958
TOTAL OPERATING EXPENSES	553,883	406,115

INCOME (LOSS) FROM OPERATIONS	(341,726)	(304,938)

OTHER INCOME (EXPENSE):
Interest income	8,493	804
Interest expense	(2,255)	(4,748)
TOTAL OTHER INCOME (EXPENSE)	6,238	(3,944)

NET LOSS	(335,488)	(308,882)
Preferred dividends	(12,162)	(12,162)

Net loss available to common stockholders	$(347,650)	$(321,044)

Net loss per share of
common stock:
Basic and diluted	Nil	Nil

Weighted average shares outstanding:
Basic	92,711,336	69,697,150
Diluted	92,711,336	69,697,150

..
United States Antimony Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the periods ended March 31, 2021 and March 31, 2020
(Unaudited)

	Total Preferred Stock		Common Stock		Additional		Total
					Paid	Accumulated	Stockholders'
Quarter ended March 31, 2021	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, December 31, 2020	2,678,909	$26,788	75,949,757	$759,496	$39,050,899	$(32,650,794)	$7,186,389
Issuance of common stock for cash	-	-	26,290,000	262,900	24,734,100	-	24,997,000
Common stock issuance costs	-	-	-	-	(1,654,820)	-	(1,654,820)
Common stock issued upon exercise of warrants	-	-	3,723,810	37,238	1,726,381	-	1,763,619
Net loss	-	-	-	-	-	(335,488)	(335,488)
Balances, March 31, 2021	2,678,909	$26,788	105,963,567	$1,059,634	$63,856,560	$(32,986,282)	$31,956,700

	Total Preferred Stock		Common Stock		Additional		Total
					Paid	Accumulated	Stockholders'
Quarter ended March 31, 2020	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, December 31, 2019	2,678,909	$26,788	69,661,436	$696,614	$37,107,730	$(29,363,990)	$8,467,142
Common stock issued upon exercise of warrants	-	-	250,000	2,500	60,000	-	62,500
Net loss	-	-	-	-	-	(308,882)	(308,882)
Balances, March 31, 2020	2,678,909	$26,788	69,911,436	$699,114	$37,167,730	$(29,672,872)	$8,220,760

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited

	For the three months ended
Cash Flows From Operating Activities:	March 31, 2021	March 31, 2020
Net income (loss)	$(335,488)	$(308,882)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	222,464	226,281
Accretion of asset retirement obligation	1,732	2,654
Common stock payable for directors fees	28,125	28,125
Write-down of inventory to net realizable value	57,530	22,475
Other non-cash items	(661)	(660)
Change in:
Accounts receivable	(298,933)	54,761
Inventories	(125,067)	(39,124)
IVA receivable and other assets	(50,546)	2,083
Accounts payable	(582,360)	(24,528)
Accrued liabilities	(80,998)	(38,147)
Export tax assessment payable	(1,120,730)	23,774
Payables to related parties	(164,922)	14,923
Net cash (used) by operating activities	(2,449,854)	(36,265)

Cash Flows From Investing Activities:
Purchase of properties, plants and equipment	(23,298)	(96,271)
Net cash (used) by investing activities	(23,298)	(96,271)

Cash Flows From Financing Activities:
Change in checks issued and payable	(86,685)	56,102
Net borrowing from factor	-	6,347
Payments on advances from related party	(56,216)	(13,933)
Proceeds from issuance of common stock, net of issuance costs	23,342,180	-
Proceeds from exercise of warrants	1,763,619	-
Borrowing on notes payable to bank	-	2,488
Principal paid on notes payable to bank	(100,000)	-
Principal payments of long-term debt	(12,518)	(10,906)
Net cash provided by financing activities	24,850,380	40,098
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS AND RESTRICTED CASH	22,377,228	(92,438)
Cash and cash equivalents and restricted cash at beginning of period	722,377	172,767
Cash and cash equivalents and restricted cash at end of period	$23,099,605	$80,329
	57,275
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for warrants	$-	$62,500
..
The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Going Concern Consideration

At March 31, 2021, the Company’s consolidated financial statements show working capital of approximately $21.6 million and an accumulated deficit of approximately $33 million. The Company has incurred losses for the past two years which are principally a result of the Company’s antimony operations due to both depressed antimony prices and production costs incurred in Mexico. To improve conditions, the Company continues searching for areas to reduce these production costs.

In the first quarter of 2021, the Company raised net proceeds of approximately $23.3 million from sale of shares of its common stock and approximately $1.8 million from the exercise of stock purchase warrants. These funds have been and will continue to be used for general corporate purposes, working capital, hiring of additional labor, leverage for reducing legacy contracts, a geochemical, geological, and geophysical study of the Los Juarez property, an analysis and survey of the tailings at its Puerto Blanco floatation mill, additional managerial staff at USAC and BRZ headquarters, a revised website including measures aimed at increased visibility for advertising, more labor at its Mexican smelter, repair and improved infrastructure at the Mexican smelter, potential securement of additional antimony mine reserves in Mexico, and improvement of furnaces in Montana. With the funds raised, management believes the Company has sufficient funds to sustain its operations and meet its financial obligations during the 12 months following the date of issuance of these consolidated financial statements.

2.
Developments in Accounting Pronouncements

Accounting Standards Updates Adopted

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. The update was adopted as of January 1, 2021, and its adoption did not have a material impact on the Company’s consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

2.
Developments in Accounting Pronouncements, Continued:

Accounting Standards Updates to Become Effective in Future Periods

In August 2020, the FASB issued ASU No.2019-12 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. Management is evaluating the impact of this update on the Company’s consolidated financial statements.

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

At March 31, 2021 and 2020, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	March 31, 2021	March 31, 2020
Warrants	2,471,089	452,041
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	4,222,094	2,203,046

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
●
Precious Metals: includes unrefined and refined gold and silver

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.
Revenue Recognition, Continued:

Sales of products for the three month period ended March 31, 2021 and 2020, were as follows:

	Three Months Ended
	March 31,
	2021	2020
Antimony	$657,107	$1,121,425
Zeolite	519,947	559,360
Precious metals	76,233	62,206
	$1,253,287	$1,742,991

The following is sales information by geographic area based on the location of customers for the three month period ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
United States	$1,165,513	$1,566,237
Canada	87,774	176,754
	$1,253,287	$1,742,991

Sales of products to significant customers were as follows for the three month period ended March 31, 2021 and 2020:

Sales to Three	For the Period Ended
Largest Customers	March 31, 2021	March 31, 2020
Zeo Inc.	$152,317	$-
GE Chaplin, Inc.	298,150	114,291
Nyacol Technologies	-	106,161
Mexichem Specialty Compounds	327,670	413,993
	$778,137	$634,445
% of Total Revenues	62.09%	36.40%

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

4.
Revenue Recognition, Continued:

Accounts receivable from largest customers were as follows at March 31, 2021 and December 31, 2020:

Largest
Accounts Receivable	March 31, 2021	December 31, 2020
Mexichem Specialty Compounds	$185,804	$-
GE Chaplin, Inc.	102,408	-
Earth Innovations Inc.	-	68,055
	$288,212	$68,055
% of Total Receivables	53.61%	28.52%

Our trade accounts receivable balance related to contracts with customers was $537,567 at March 31, 2021 and $238,634 at December 31, 2020. Our products do not involve any warranty agreements and product returns are not typical.

5.
Inventories

Inventories at March 31, 2021 and December 31, 2020 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventories at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Antimony Metal	$25,238	$268,100
Antimony Oxide	360,566	67,377
Antimony Ore	167,945	95,880
Total antimony	553,749	431,357
Zeolite	164,001	218,856
	$717,750	$650,213

Antimony oxide inventory consisted of finished product oxide held at the Company's plants in Montana and Mexico. Antimony concentrates and ore were held primarily at sites in Mexico and are essentially raw material. The Company's zeolite inventory consists of salable zeolite material.

At March 31, 2021 and December 31, 2020, the antimony inventory in Mexico was valued at estimated net realizable value.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

6.
Commitments and Contingencies

The Company pays various royalties on the sale of zeolite products. On a combined basis, royalties vary from 8%-13%. During the three month periods ended March 31, 2021 and 2020, the Company had royalty expense of $62,130 and $64,150, respectively. At March 31, 2021 and December 31, 2020, the Company had accrued royalties payable of $353,591 and $434,981, respectively, which is included in accrued liabilities. The Company is currently in negotiations with certain royalty holders to modify the terms of the agreements.

In June of 2013, the Company entered into a lease, as lessor, to mine antimony ore from concessions located in the Wadley Mining district in Mexico. The lease called for a term of one year and required payments of $10,000, plus a tax of $1,700, per month. The lease was renewable each year with a 15 day notice to the lessor and agreement of terms. The lease renewal was scheduled for renewal in June 2020. In July 2020, the Company decided not to renew the lease due to the continuing low market price for antimony and to reduce Mexican antimony production while seeking other lower cost sources of antimony ore and concentrates. The Company wrote off $318,502 of assets at the Wadley mine during the year ended December 31, 2020.

7.
Notes Payable to Bank

At March 31, 2021 and December 31, 2020, the Company had the following notes payable to bank:

	2021	2020
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$-	$99,999

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	-	1

Total notes payable to the bank	$-	$100,000

The notes are paid in full as of March 31, 2021 and the lien on the Certificate of Deposit has been released.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

8.
Debt

Long-Term debt at March 31, 2021 and December 31, 2020 is as follows:	March 31,	December 31,
	2021	2020
Note payable to Zeo Inc., non interest bearing,
payable in 11 quarterly installments of $8,300 with a final payment of $8,700;
maturing December 2022; uncollateralized.	$58,500	$66,800
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $778; maturing
December 2022; collateralized by equipment.	15,408	17,480
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; originally maturing
March 2015; collateralized by equipment.	-	2,146
	73,908	86,426
Less current portion	(40,770)	(52,122)
Long-term portion	$33,138	$34,304

At March 31, 2021, principal payments on debt are due as follows:

12 Months Ending March 31,	Principal Payment
2022	40,770
2023	33,138
$73,908

9.
Related Party Transactions

The Company’s previous President and Chairman, John Lawrence, rented equipment to the Company and charged the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owned. The amount due to Mr. Lawrence’s estate as of March 31, 2021 and December 31, 2020 was $6,094 and $171,017, respectively. During the three months ended March 31, 2021, the Company paid $164,922 to John Lawrence’s estate as reimbursement for these advances.

During 2019, Mr. Lawrence advanced funds to the Company that had a balance at December 31, 2020 of $56,216. During the three month period ended March 31, 2021, the Company paid First Security Bank on behalf of Mr. Lawrence $56,216. The balance of the advances due to Mr. Lawrence at March 31, 2021 is $0.

John C. Gustaven, Interim Chief Executive Officer of the Company, has an advance due from the Company of $200 at December 31, 2020. During the three month period ended March 31, 2021, the Company did not make any payments to Mr. Gustaven on these advances.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

10.
Stockholder’s Equity

During the three month period ended March 31, 2021, the Company sold shares of its common stock in two separate transactions: on February 3, 2021, 15,300,000 shares were sold at $0.70 for gross proceeds of $10,710,000; and on February 18, 2021, 10,990,000 shares were sold at $1.30 for gross proceeds of $14,287,000. A total of $1,654,820 of issuance costs were incurred on these sales.

During the three month period ended March 31, 2021 and March 31, 2020, the Company accrued $28,125 and $28,125, respectively, in directors’ fees payable that will be paid in common stock.

During the three month period ended March 31, 2021, the Company issued 3,723,810 shares of common stock and received $1,763,619 in cash from the exercise of warrants. During the three month period ended March 31, 2020, warrants for purchase of 250,000 shares of the Company’s common stock for $0.25 per share were exercised by the Company’s previous President and Chairman, John Lawrence. The warrants were exercised in exchange for a reduction of $62,500 in an amount payable to Mr. Lawrence.

Warrants

Transactions in common stock purchase warrants for the three month period ended March 31, 2021 and the year ended December 31, 2020 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2019	702,041	$0.25 - $0.65
Issued	5,742,858	$0.46
Exercised	(250,000)	$0.25
Balance December 31, 2020	6,194,899	$0.46 - $0.65
Issued	-
Exercised	(3,723,810)	$0.46 - $0.65
Balance March 31, 2021	2,471,089	$0.46 - $0.65

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
185,374	$0.65	2022
2,285,715	$0.46	2025
2,471,089

11.
Income and Other Taxes

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

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

11.
Income and Other Taxes , Continued:

In early 2019, the Company was notified that SAT re-opened its audit of USAMSA’s 2013 income tax return and, in November 2019, SAT assessed the Company $16.3 million pesos, which was approximately $821,000 USD as of March 31, 2021. Management reviewed the 2019 assessment notice from SAT and, similar to the earlier assessment, believes the findings have no merit. The Company engaged a tax attorney in Mexico to defend its position. An appeal was filed by the Company in November 2019 suspending SAT from taking immediate action regarding the assessment. The Company posted a guarantee of the amount in March 2020 as is required under the appeal process. In August 2020, the Company filed a lawsuit against SAT for resolution of the process and, in December 2020, filed closing arguments. Management expects the appeal process to continue through 2021.

At March 31, 2021 and December 31, 2020, management assessed the possible outcomes for this tax audit and believes, based on discussions with its tax attorney in Mexico, that the most likely outcome will be that the Company will be successful in its appeal resulting in no tax due. Management determined that no amount should be accrued at March 31, 2021 and December 31, 2020 relating to this potential tax liability. There can be no assurance that the Company’s ultimate liability, if any, will not have a material adverse effect on the Company’s results of operations or financial position. If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will adjust its current net operating loss carryforward, or accrue penalties, interest, and tax associated with the assessment.

Other Taxes

In 2016, USAMSA imported coal from the United States to its smelter in Mexico to process Australian concentrates associated with the Hillgrove agreement (Note 12).  At that time, the Company applied for and was granted a Maquiladora (IMMEX), in accordance with a Manufacturing and Export Services Industry program offered by the Mexican government to attract and promote foreign investment in Mexico.  With the IMMEX, all imported goods to Mexico that are also exported in altered form are exempt from the requirement of paying the 16% tax (IVA).  The Company did not pay IVA on any of the imported coal used to process the Australian concentrates.   In 2020, the Company was informed by the SAT that it owed the 16% IVA money for all the coal imported for the processing of the Australian concentrates.  Additionally, there were penalties and fees that SAT added to the total amount.  In late 2020, the Company filed a motion before the Taxpayer's Defense Agency (PRODECON), but the motion was denied.  To avoid exorbitant penalties, the Company elected to pay the assessed amount in early 2021. For the year ended December 31, 2020, the Company recognized an export tax expense of $1,120,730 and accrued a liability for this assessment. The assessment was settled with a payment of $1,120,730 during the three month period ended March 31, 2021.

12. Hillgrove Advances Payable

On November 7, 2014, the Company entered into an advance and concentrate processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) in which the Company was advanced funds from Hillgrove to build facilities to process Hillgrove antimony concentrate. The Company has not processed Hillgrove concentrate for more than two years. The agreement requires the Company to pay the advance balance after Hillgrove issues a stop notice. Payments would begin 90 days after the stop notice issue date and be made in six equal and quarterly installments. Hillgrove was acquired by Red River Resources LTD (“Red River”) during 2019. The total balance of the advance liability due was $1,134,221 at March 31, 2021 and December 31, 2020. After March 31, 2021, the Company successfully negotiated a settlement with Red River for an agreed upon amount of $1,020,799. This balance was paid on April 8, 2021.

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

Segment disclosure regarding sales to major customers is located in Note 4.

Properties, plants	March 31,	December 31,
and equipment, net:	2021	2020
Antimony
United States	$1,629,846	$1,637,738
Mexico	7,495,331	7,635,410
Subtotal Antimony	9,125,177	9,273,148
Precious metals	924,707	933,885
Zeolite	976,544	1,018,561
Total	$11,026,428	$11,225,594

At March 31, 2021 and December 31, 2020, the Company had $739,435 and $755,978, respectively, of assets that were not yet placed in service and have not yet been depreciated.

	For the three months ended
Capital expenditures:	March 31, 2021	March 31, 2020
Antimony
United States	$-	$23,121
Mexico	4,872	26,765
Subtotal Antimony	4,872	49,886
Precious Metals	18,426	38,521
Zeolite	-	7,864
Total	$23,298	$96,271

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

13.  Business Segments, Continued:

Segment Operations for the three	Antimony	Antimony	Total	Precious	Bear River
months ended March 31, 2021	USAC	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$657,107	$-	$657,107	$76,233	$519,947	$1,253,287

Depreciation and amortization	7,891	144,952	152,843	27,604	42,017	222,464

Income (loss) from operations	(218,669)	(238,568)	(457,237)	48,630	66,881	(341,726)

Other income (expense):	6,635	-	6,635	-	(397)	6,238

NET INCOME (LOSS)	$(212,034)	$(238,568)	$(450,602)	$48,630	$66,484	$(335,488)

Segment Operations for the three	Antimony	Antimony	Total	Precious	Bear River
months ended March 31, 2020	USAC	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$1,121,425	$-	$1,121,425	$62,206	$559,360	$1,742,991

Depreciation and amortization	7,395	146,098	153,493	23,598	49,190	226,281

Income (loss) from operations	239,352	(719,066)	(479,714)	38,608	136,168	(304,938)

Other income (expense):	(2,915)	-	(2,915)	-	(1,029)	(3,944)

NET INCOME (LOSS)	$236,437	$(719,066)	$(482,629)	$38,608	$135,139	$(308,882)

14.  Note Payable-Small Business Administration Loan

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act was signed into United States law.

On April 20, 2020, the Company received a loan of $443,400 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 20, 2020 had a maturity date on April 19, 2022 and an interest rate of 1% per annum. It is anticipated that the loan will be forgiven under the provisions of the CARES Act because the Company used the funds for qualifying expenses. Qualifying expenses included payroll costs, costs used to continue group health care benefits, rent, and utilities. The amount of the PPP loan will be recognized as gain on forgiveness of the CARES Act loan in the period the Company receives formal notification of forgiveness. The application for forgiveness was submitted to the bank on January 24, 2021, and the bank submitted the application to the SBA on February 12, 2021. On April 26, 2021, the bank notified the Company that the amount had been paid in full by the SBA.

United States Antimony Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued:

15.  Subsequent Events

The Company has been in contact with Midas Gold for over a decade regarding its potential interest in opening its Stibnite Mine in Idaho. On May 3, 2021, the Company signed a Collaboration Agreement with Perpetua Resources (“Perpetua”) (formerly Midas Gold) to study the feasibility of processing Perpetua’s concentrates at the Company’s Montana facilities. Perpetua is in the process of permitting an antimony and gold resource in Idaho.

ITEM 2.
Management’s Discussion and Analysis of Results of Operations and Financial Condition

COVID-19 Coronavirus Pandemic Response and Impact

One of the principal recent challenges facing the Company in 2021 as a result of stimulus funding from Covid-19 has been the evaporation of available labor. This issue has seriously impacted both operations in Montana and at its zeolite operation in Idaho. The following measures are being taken in an attempt to obtain and retain laborers:

1.
The Company has raised the starting wage and as a result increased its labor costs for existing laborers.
2.
The Company has advertised on multiple job search platforms and is also advertising in two languages on conventional job search platforms as well as on multiple social media sites.
3.
The Company is investigating methods to obtain labor from Mexico.
4.
The Company is investigating hiring from alternative potential labor pools, including addiction recovery centers.

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

	Three Months	Three Months
	Ended	Ended
Antimony - Combined USA and Mexico	March 31, 2021	March 31, 2020
Lbs of Antimony Metal USA	181,969	166,908
Lbs of Antimony Metal Mexico:	-	128,545
Total Lbs of Antimony Metal Sold	181,969	295,453
Average Sales Price/Lb Metal	$3.61	$3.06
Net loss/Lb Metal	$(2.48)	$(1.63)

Gross antimony revenue - net of discount	657,107	902,746
Tri-sulfide revenue	-	218,679
Total revenue	$657,107	$1,121,425

Cost of sales - domestic	(543,322)	(533,289)
Cost of sales - Mexico	(26,318)	(684,061)
Operating expenses	(544,704)	(383,789)
Non-operating expenses	6,635	(2,915)
	(1,107,709)	(1,604,054)

Net loss - antimony	(450,602)	(482,629)
Depreciation,& amortization	152,843	153,493
EBITDA - antimony	$(297,759)	$(329,136)

Precious Metals
Ounces sold
Gold	7.28	15.00
Silver	3,354	5,048

Gross precious metals revenue	$76,233	$62,206
Production costs, royalties, and shipping costs	(27,604)	(23,598)
Net income - precious metals	48,629	38,608
Depreciation	27,604	23,598
EBITDA - precious metals	$76,233	$62,206

Zeolite
Tons sold	2,743	2,809
Average Sales Price/Ton	$189.55	$199.13
Net income (Loss)/Ton	$24.24	$48.11

Gross zeolite revenue	$519,947	$559,360
Cost of sales	(443,886)	(400,866)
Operating expenses	(9,179)	(22,326)
Non-operating expenses	(397)	(1,029)
Net income - zeolite	66,485	135,139
Depreciation	42,017	49,190
EBITDA - zeolite	$108,502	$184,329

Company-wide
Gross revenue	$1,253,287	$1,742,991
Production costs	(1,041,130)	(1,641,814)
Operating expenses	(553,883)	(406,115)
Non-operating expenses	6,238	(3,944)
Net income (loss)	(335,488)	(308,882)
Depreciation,& amortization	222,464	226,281
EBITDA	$(113,024)	$(82,601)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2.
Management’s Discussion and Analysis of Results of Operations and FinancialCondition, continued:

Company-Wide

For the first quarter of 2021, we recognized a net loss of $335,488 on sales of $1,253,287, after depreciation and amortization of $224,464. We reported a net loss of $308,882 in the first quarter of 2020 on sales of $1,742,991, after depreciation and amortization of $226,281.

For the three months ended March 31, 2021, EBITDA was a negative $113,024 compared to a negative $82,601 for the same period in 2020.

Net non-cash expense items totaled $309,190, for the three months ended March 31, 2021 and included $222,464 for depreciation and amortization, $28,125 for director compensation, $57,530 for the write-down of inventory and $1,071 for other items. Net non-cash expense items totaled $278,875 for the first three months of 2020 and included $226,281 for depreciation and amortization, $28,125 for director compensation, $22,475 for the write-down of and $1,994 for other items.

For the three months ended March 21, 2021, general and administrative expenses were $170,050 compared to $199,971 for the same period of 2020.

Antimony

For the three month period ended March 31, 2021, we sold 181,969 pounds of antimony compared to 295,453 pounds for the three month period ended March 31, 2020. The raw material received from our North American supplier increased by approximately 107,086 for the three month period ended March 31, 2021, compared to the same quarter for 2020. We had a decrease in raw material from Mexico of approximately 63,000 for the three month period ended March 31, 2021, compared to the same quarter for 2020.

The average sales price of antimony during the three month period ended March 31, 2021 was $3.61 per pound compared to $3.06 during the same period in 2020.

Precious Metals

The caustic leach of flotation concentrates from Los Juarez has been successful. The Company is delaying the processing of the ore from Los Juarez pending its survey and study of the property’s reserves and an analysis of its current flotation tailings. The impact of Covid-19 has forced a delay in the geological, geophysical, and geochemical study of the Los Juarez property but the Company plans to conduct the Los Juarez study as soon as practical given the current situation.

For the three month period ended March 31, 2021, income for precious metals from North American sources was $76,233 compared to $62,206 for the same periods of 2020.

Current and prior periods’ revenue from precious metals is as follows:

Precious Metal Sales Silver/Gold	For the three months ended March 31,
Montana	2021	2020
Ounces Gold Shipped (Au)	7.28	15.00
Ounces Silver Shipped (Ag)	3,354.00	5,048.00
Total Revenues	$76,233	$62,206

Bear River Zeolite (BRZ)

For the three month period ended March 31, 2021, BRZ sold 2,743 tons of zeolite compared to 2,809 tons in the same periods of 2020.

For the three month period ended March 31, 2021, BRZ realized net income of $66,485 after depreciation of $42,017 compared to a net income of $135,139 after depreciation of $49,190 for the same period of 2020.

A non-trivial portion of our zeolite sales have been generated by its use in swimming pools, and that activity is resuming now but was severely impacted by the pandemic. We expect resumption of normal sales in this sector this summer and in the future as the covid-19 restrictions are reduced. The Company has halted sales of low-volume product as its associated packaging and shipping costs did not justify them. It is concentrating on larger-volume sales and has received many orders recently from new clients. With the addition of improved management, the addition of an excellent sales person, and improvement in its crushing and sorting circuits, the Company anticipates substantial growth in zeolite sales.

BRZ realized an EBITDA for the three month period ended March 31, 2021 of $108,502 compared to $184,329 for the same periods in 2020.

Financial Position

Financial Condition and Liquidity	March 31, 2021	December 31, 2020

Current assets	$24,604,720	$1,808,161
Current liabilities	(3,030,427)	(4,477,543)
Net Working Capital	$21,574,293	$(2,669,382)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash provided (used) by operations	$(2,449,854)	$(36,265)
Cash provided by collection of note receivable
Cash provided (used) by investing:
Cash used for capital outlay	(23,298)	(96,271)
Cash provided (used) by financing:
Payments on notes payable to bank	(100,000)	-
Proceeds from notes payable to bank	-	2,488
Proceeds from common stock issued, net	23,342,180	62,500
Proceeds from exercise of warrants	1,763,619	-
Principal paid on long-term debt	(12,518)	(10,906)
Payments on advances from related party	(56,216)	-
Checks issued and payable	(86,685)	56,102
Net change in cash and restricted cash	$22,377,228	$(22,352)

Our net working capital increased by $24,243,675 from December 31, 2020 to March 31, 2021. Our cash and cash equivalents increased by $22,377,228 during the same period. We spent $23,298 for capital items, and our debt decreased by approximately $169,000 and our accrued liabilities decreased by approximately $1.9 million including $1,120,730 paid to eliminate our export tax assessment payable . During the quarter, we raised approximately $23.3 million from sale of shares of common stock and approximately $1.8 million for the exercise of warrants.

We have estimated commitments and improvements of less than $100,000 to finish building and installing the precious metals leach circuits. However, this funding will be implemented after its geological study of the Los Juarez property. The Company plans to conduct a proper study of the Los Juarez property and its tailings at its flotation plant and pending the results of these studies decide how to proceed regarding a drill program and/or mining of the property. The study may involve a partnership with a junior mining Company in order to assist US Antimony in the proper characterization of the deposit. Should the deposit be of great value, the Company will likely move the flotation plant closer to the mine. We believe that with our current cash balance, along with the future cash flow from operations and operating agreements, we have adequate liquid assets to meet these commitments and service our debt for the next twelve months.

At March 31, 2021, the Company’s consolidated financial statements show working capital of approximately $21.6 million and an accumulated deficit of approximately $33 million. With the exception of 2018, the Company has incurred losses for the past several years. The net income in 2018 was primarily due to non-recurring events which contributed approximately $2.5 million to net income. The continuing losses are principally a result of the Company’s antimony operations due to both depressed antimony prices and production costs incurred in Mexico. To improve conditions, the Company plans to continue searching for areas to reduce these production costs. Management expects improvement in cash flow in 2021 from the sale of antimony and zeolite.

In the first quarter of 2021, the Company raised net proceeds of approximately $23.3 million from sale of shares of its common stock and approximately $1.8 million from the exercise of stock purchase warrants. These funds have been and will continue to be used for general corporate purposes, working capital, hiring of additional labor, leverage for reducing legacy contracts, a geochemical, geological, and geophysical study of the Los Juarez property, an analysis and survey of the tailings at its Puerto Blanco floatation mill, additional managerial staff at USAC and BRZ headquarters, a revised website including measures aimed at increased visibility for advertising, more labor at its Mexican smelter, repair and improved infrastructure at the Mexican smelter, potential securement of additional antimony mine reserves in Mexico, and improvement of furnaces in Montana. With the funds raised, management believes the Company has sufficient funds to sustain its operations and meet its financial obligations during the 12 months following the date of issuance of these consolidated financial statements.

ITEM 3.

None

ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our Interim President & Director conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021. It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of March 31, 2021. These material weaknesses are as follows:

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

We are aware of these material weaknesses and will develop procedures to ensure that independent review of material transactions is performed. The Interim President will develop internal control measures to mitigate the lack of inadequate documentation of controls and the monitoring of internal controls over significant accounts and processes including controls associated with the period-ending reporting processes, and to mitigate the segregation of duties within significant accounts and processes and the absence of controls over management oversight, including antifraud programs and controls.

We plan to consult with independent experts when complex transactions are entered into.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended March 31, 2021.

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

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By: /s/ John C. Gustaven	Date: May 15, 2021
John C. Gustaven, Interim CEO

By: /s/ Russell C. Lawrence	Date: May 15, 2021
Russell C. Lawrence, Interim President & Director