Form 10-Q
period 2021-06-30
UNITED STATES ANTIMONY CORP
filed 2021-08-16
CIK 101538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 16, 2021, the registrant had outstanding 106,005,234 shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD

ENDED JUNE 30, 2021

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

United States Antimony Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

June 30, 2021 and December 31, 2020

ASSETS
	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$22,364,607	$665,102
Certificates of deposit	44,028	254,212
Accounts receivable	601,315	238,634
Inventories	566,711	650,213
Total current assets	23,576,661	1,808,161

Properties, plants and equipment, net	10,898,313	11,225,594
Restricted cash for reclamation bonds	57,275	57,275
IVA receivable and other assets	223,874	208,472
Total assets	$34,756,123	$13,299,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$-	$86,685
Accounts payable	1,357,304	1,876,874
Accrued liabilities	542,699	635,626
Payables to related party	16,994	227,432
Notes payable to bank	-	100,000
Export tax assessment payable	-	1,120,730
Hillgrove advances payable (Note 12)	-	378,074
Long-term debt, current portion	25,300	52,122
Total current liabilities	1,942,297	4,477,543

Long-term debt, net of current portion	33,200	34,304
Hillgrove advances payable (Note 12)	-	756,147
CARES Act note payable	-	443,400
Stock payable to directors for services	166,250	110,000
Asset retirement obligations and accrued reclamation costs	293,451	291,719
Total liabilities	2,435,198	6,113,113
Commitments and contingencies (Note 6 and 11)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding
(liquidation preference $945,000and $937,500 respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding
(liquidation preference $5,084,770 and $5,043,622 respectively)	17,509	17,509
Common stock, $0.01 par value, 150,000,000 shares authorized;
106,005,234 and 75,949,757 shares issued and outstanding, respectively	1,060,051	759,496
Additional paid-in capital	63,883,227	39,050,899
Accumulated deficit	(32,649,141)	(32,650,794)
Total stockholders' equity	32,320,925	7,186,389
Total liabilities and stockholders' equity	$34,756,123	$13,299,502

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Operations - Unaudited

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

REVENUES	$2,275,562	$1,585,191	$3,528,849	$3,328,182

COST OF REVENUES	2,079,164	1,601,252	3,120,294	3,243,066

GROSS PROFIT (LOSS)	196,398	(16,061)	408,555	85,116

OPERATING EXPENSES:
General and administrative	290,111	117,959	460,161	319,922
Salaries and benefits	77,278	111,178	153,937	206,147
Other operating expenses	-	25	184,037	24,250
Professional fees	61,199	32,652	184,336	117,610
TOTAL OPERATING EXPENSES	428,588	261,814	982,471	667,929

INCOME (LOSS) FROM OPERATIONS	(232,190)	(277,875)	(573,916)	(582,813)

OTHER INCOME (EXPENSE):
Interest income	13,389	31	21,882	835
Interest expense	(880)	(6,439)	(3,135)	(11,187)
Gain on forgiveness of CARES Act debt (Note 14)	443,400	-	443,400	-
Grant income	-	10,000	-	10,000
Gain on settlement of Hillgrove advance (Note 12)	113,422	-	113,422	-
TOTAL OTHER INCOME (EXPENSE)	569,331	3,592	575,569	(352)

NET INCOME (LOSS)	337,141	(274,283)	1,653	(583,165)
Preferred dividends	(12,162)	(12,162)	(24,325)	(24,325)

Net income (loss) available to common stockholders	$324,979	$(286,445)	$(22,672)	$(607,490)

Net loss per share of common stock
Basic and diluted	Nil	$(0.01)	Nil	$(0.01)

Weighted average shares outstanding:
Basic	106,315,419	70,177,677	99,513,378	69,937,144
Diluted	108,696,704	70,177,677	99,513,378	69,937,144

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the periods ended June 30, 2021 and June 30, 2020
(Unaudited)

	Total Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders'
Three months ended June 30, 2021	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, April 1, 2021	2,678,909	$26,788	105,963,567	$1,059,634	$63,856,560	$(32,986,282)	$31,956,700
Common stock issued upon exercise of warrants	-	-	41,667	417	26,667	-	27,084
Net income	-	-	-	-	-	337,141	337,141
Balances, June 30, 2021	2,678,909	$26,788	106,005,234	$1,060,051	$63,883,227	$(32,649,141)	$32,320,925

	Total Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders'
Three months ended June 30, 2020	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, April 1, 2020	2,678,909	$26,788	69,911,436	$699,114	$37,167,730	$(29,672,872)	$8,220,760
Issuance of common stock to Directors	-	-	295,463	2,954	127,529	-	130,483
Net loss	-	-	-	-	-	(274,283)	(274,283)
Balances, June 30, 2020	2,678,909	$26,788	70,206,899	$702,068	$37,295,259	$(29,947,155)	$8,076,960

	Total Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders'
Six months ended June 30, 2021	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, January 1, 2021	2,678,909	$26,788	75,949,757	$759,496	$39,050,899	$(32,650,794)	$7,186,389
Issuance of common stock for cash	-	-	26,290,000	262,900	24,734,100	-	24,997,000
Common stock issuance costs	-	-	-	-	(1,654,820)	-	(1,654,820)
Common stock issued upon exercise of warrants	-	-	3,765,477	37,655	1,753,048	-	1,790,703
Net income	-	-	-	-	-	1,653	1,653
Balances, June 30, 2021	2,678,909	$26,788	106,005,234	$1,060,051	$63,883,227	$(32,649,141)	$32,320,925

	Total Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders'
Six months ended June 30, 2020	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, January 1, 2020	2,678,909	$26,788	69,661,436	$696,614	$37,107,730	$(29,363,990)	$8,467,142
Issuance of common stock upon exercise of warrants	-	-	250,000	2,500	60,000	-	62,500
Issuance of common stock to Directors	-	-	295,463	2,954	127,529	-	130,483
Net loss	-	-	-	-	-	(583,165)	(583,165)
Balances, June 30, 2020	2,678,909	$26,788	70,206,899	$702,068	$37,295,259	$(29,947,155)	$8,076,960

The accompanying notes are an integral part of the consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited

	For the six months ended
	June 30, 2021	June 30, 2020
Cash Flows From Operating Activities:
Net income (loss)	$1,653	$(583,165)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	442,408	449,648
Accretion of asset retirement obligation	1,732	4,386
Common stock payable for directors fees	56,250	61,733
Gain on settlement of Hillgrove advance	(113,422)	-
Gain on forgiveness of Cares Act debt	(443,400)	-
Write-down of inventory to net realizable value	66,054	-
Other non-cash items	-	(48)
Change in:
Accounts receivable	(362,681)	50,817
Inventories	17,448	39,890
IVA receivable and other assets	(15,402)	(43,952)
Accounts payable	(519,570)	(256,368)
Accrued liabilities	(92,927)	(23,668)
Export tax assessment payable	(1,120,730)	-
Payables to related parties	(154,022)	21,405
Net cash (used) by operating activities	(2,236,609)	(279,322)

Cash Flows From Investing Activities:
Proceeds from redemption of certificates of deposit	210,184	-
Purchase of properties, plants and equipment	(115,127)	(200,166)
Net cash provided (used) by investing activities	95,057	(200,166)

Cash Flows From Financing Activities:
Change in checks issued and payable	(86,685)	142,530
Payments on advances from related party	(56,416)	(46,160)
Proceeds from note payable-SBA	-	443,400
Proceeds from issuance of common stock, net of issuance costs	23,342,180	-
Proceeds from exercise of warrants	1,790,703	-
Payments on Hillgrove advances payable	(1,020,799)	-
Borrowing on notes payable to bank	-	(31,135)
Principal paid on notes payable to bank	(100,000)	(21,238)
Principal payments of long-term debt	(27,926)	-
Net cash provided by financing activities	23,841,057	487,397
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS AND RESTRICTED CASH	21,699,505	7,909
Cash and cash equivalents and restricted cash at beginning of period	722,377	172,767
Cash and cash equivalents and restricted cash at end of period	$22,421,882	$180,676

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock payable issued to directors	$-	$130,483
Payable to related party satisfied with exercise of stock	$-	$62,500

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10‑Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Going Concern Consideration

At June 30, 2021, the Company’s consolidated financial statements show working capital of approximately $21.6 million and an accumulated deficit of approximately $32.6 million. The Company has incurred losses for the past two fiscal years which are principally a result of the Company’s antimony operations due to both depressed antimony prices and production costs incurred in Mexico. To improve conditions, the Company continues searching for areas to reduce these production costs.

In the first six months of 2021, the Company raised net proceeds of approximately $23.3 million from sale of shares of its common stock and approximately $1.8 million from the exercise of stock purchase warrants. These funds have been and will continue to be used for general corporate purposes, working capital, hiring of additional labor, leverage for reducing legacy contracts, additional managerial staff at USAC and BRZ headquarters, a revised website including measures aimed at increased visibility for advertising, more labor at its Mexican smelter, repair and improved infrastructure at the Mexican smelter, potential securement of additional antimony mine reserves in Mexico, and improvement of furnaces in Montana. With the funds raised, management believes the Company has sufficient funds to sustain its operations and meet its financial obligations during the 12 months following the date of issuance of these consolidated financial statements.

2.	Developments in Accounting Pronouncements

Accounting Standards Updates Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. The update was adopted as of January 1, 2021, and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

3.	Income (Loss) Per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if stock warrants were exercised. The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net income (loss) per share:

	Three months ended June 30,			Six Months Ended June 30,
	2021		2020	2021		2020
Numerator:
Net income (loss) available to shareholders		$324,979	$(286,445)		$(22,672)	$(607,490

Denominator:
Basic weighted average shares outstanding		106,315,419	70,177,677		99,513,378	69,937,144
Incremental shares		2,381,285	-		-	-
Diluted weighted average shares outstanding		108,696,704	70,177,677		99,513,378	69,937,144

Net income (loss) per common share:
Basic EPS	$	Nil	$(0.01)	$	Nil	$(0.01)
Diluted EPS	$	Nil	$(0.01)	$	Nil	$(0.01)

For the three months ended June 30, 2021, common stock equivalent shares consisted of stock warrants and were included in the calculation of diluted earnings per share. For the six months ended June 30, 2021 and three and six month periods ended June 30, 2020, we had no common stock equivalent shares that were dilutive.

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

4.	Revenue Recognition

Products consist of the following:

•	Antimony: includes antimony oxide, sodium antimonate, antimony trisulfide, and antimony metal
•	Zeolite: includes coarse and fine zeolite crushed in various sizes
•	Precious Metals: includes unrefined and refined gold and silver

Sales of products for the three and six month periods ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Antimony	$1,428,939	$910,484	$2,086,046	$2,031,909
Zeolite	716,428	612,715	1,236,375	1,172,075
Precious metals	130,195	61,992	206,428	124,198
	$2,275,562	$1,585,191	$3,528,849	$3,328,182

The following is sales information by geographic area based on the location of customers for the three and six month periods ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States	$1,983,443	$1,436,047	$3,148,956	$3,002,284
Canada	292,119	149,144	379,893	325,898
	$2,275,562	$1,585,191	$3,528,849	$3,328,182

Sales of products to significant customers were as follows for the three and six month periods ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
Sales to	June 30,	June 30,	June 30,	June 30,
Largest Customers	2021	2020	2021	2020
Company A	191,421	176,081	489,571	290,372
Company B	702,597	-	702,597	213,322
Company C	190,557	-	518,226	523,660
Company D	194,247	-	194,247	-
	$1,278,822	$176,081	$1,904,641	$1,027,354
% of Total Revenues	56.20%	11.11%	53.97%	30.87%

At June 30, 2021, the Company had a sales order backlog of 1,922 tons of zeolite and 287,000 pounds of antimony.

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

4.	Revenue Recognition, Continued:

Accounts receivable from largest customers were as follows at June 30, 2021 and December 31, 2020:

Largest Accounts Receivable	June 30, 2021	December 31, 2020
Company B	$172,841	$-
Company E	27,716	-
Company F	33,609	68,055
	$234,166	$68,055
% of Total Receivables	38.94%	28.52%

Our trade accounts receivable balance related to contracts with customers was $601,315 at June 30, 2021 and $238,634 at December 31, 2020. Our products do not involve any warranty agreements and product returns are not typical.

5.	Inventories

Inventories at June 30, 2021 and December 31, 2020 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventories at June 30, 2021 and December 31, 2020 are as follows

	June 30, 2021	December 31, 2020
Antimony Metal	$-	$268,100
Antimony Oxide	216,020	67,377
Antimony Ore	185,123	95,880
Total antimony	401,143	431,357
Zeolite	165,568	218,856
	$566,711	$650,213

Antimony oxide inventory consisted of finished product oxide held at the Company’s plants in Montana and Mexico. Antimony concentrates and ore were held primarily at sites in Mexico and are essentially raw material. The Company’s zeolite inventory consists of salable zeolite material.

At June 30, 2021 and December 31, 2020, the antimony inventory in Mexico was valued at estimated net realizable value.

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

6.	Commitments and Contingencies

The Company pays various royalties on the sale of zeolite products. On a combined basis, royalties vary from 8%-13%. During the three and six month periods ended June 30, 2021, the Company had royalty expense of $69,437 and $131,567, respectively. During the three and six month periods ended June 30, 2020, the Company had royalty expense of $61,468 and $125,618, respectively. At June 30, 2021 and December 31, 2020, the Company had accrued royalties payable of $348,734 and $434,981, respectively, which is included in accrued liabilities. The Company is currently in negotiations with certain royalty holders to modify the terms of the agreements.

7.	Notes Payable to Bank

At June 30, 2021 and December 31, 2020, the Company had the following notes payable to bank:

	2021	2020
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$-	$99,999

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	-	1

Total notes payable to the bank	$-	$100,000

The notes are paid in full as of June 30, 2021 and the lien on the Certificate of Deposit has been released. An amount of $210,184 of the Certificate of Deposit was released during the six months ended June 30, 2021 and the cash was transferred to the checking account, leaving a Certificate of Deposits balance of $44,028 at June 30, 2021 compared to $254,212 at December 31, 2020.

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued:

8.	Debt

Long-Term debt at June 30, 2021 and December 31, 2020 is as follows:

	June 30,	December 31,
	2021	2020

Note payable to Zeo Inc., non interest bearing,
payable in 11 quarterly installments of $8,300 with a final payment of $8,700;
maturing December 2022; uncollateralized.	$58,500	$66,800
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $778; maturing
December 2022; collateralized by equipment.	-	17,480

Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; originally maturing
March 2015; collateralized by equipment.	-	2,146
	58,500	86,426
Less current portion	(25,300)	(52,122)
Long-term portion	$33,200	$34,304

At June 30, 2021, principal payments on debt are due as follows:

12 Months Ending June 30,	Principal Payment
2022	25,300
2023	33,200
$58,500

9.	Related Party Transactions

The Company’s previous President and Chairman rented equipment to the Company and charged the Company for lodging and meals provided to consultants, customers and other parties by an entity that he owned. The amount due to his estate as of June 30, 2021 and December 31, 2020 was $0 and $171,017. During the six months ended June 30, 2021, the Company paid off the full amount of $171,017 to his estate for reimbursement of these expenses.

During 2019, the Company’s previous President and Chairman advanced funds to the Company that had a balance at December 31, 2020 of $56,215. During the six month period ended June 30, 2021, the Company paid First Security Bank on behalf of the Company’s previous President and Chairman $56,215. The balance of the advances due to him at June 30 ,2021 is $0.

The Interim Chief Executive Officer of the Company has an advance due from the Company of $200 at December 31, 2020. During the six month period ended June 30, 2021, the Company paid $200 to him as reimbursement on these advances.

During the six months ended June 30, 2021, the Interim President of the Company incurred expenses of $16,994 for which he has not yet been reimbursed that are included in payables to related party on the consolidated balance sheet at June 30, 2021.

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued:

10.	Stockholder’s Equity

In February 2021, the Company sold shares of its common stock in two separate transactions: On February 3, 2021, 15,300,000 shares were sold at $0.70 for gross proceeds of $10,710,000; and on February 18, 2021, 10,990,000 shares were sold at $1.30 for gross proceeds of $14,287,000. A total of $1,654,820 of cash issuance costs were incurred on these sales.

At June 30, 2021 and December 31, 2020, the Company accrued $166,250 and $110,000, respectively, in directors’ fees payable that will be paid in common stock.

During the three month period ended June 30, 2021, the Company issued 41,667 shares of common stock and received $27,084 in cash from the exercise of warrants; no warrants were exercised during the three month period ended June 30, 2020.

During the six-month period ended June 30, 2021, the Company issued 3,765,477 shares of common stock and received $1,790,703 in cash from the exercise of warrants. For the same period in 2020, the Company issued 250,000 shares of common stock in satisfaction of related party debt of $62,500 from the exercise of warrants.

Warrants

Concurrent with the February 3, 2021 sale of common stock, the Company sold warrants to purchase 7,650,000 shares of common stock at an exercise price of $0.85 per share. The warrants are initially exercisable six months following issuance and expire five and one-half years from the issuance date. In connection with the February 2021 sales of common stock, the Company also issued 1,606,500 warrants with an exercise price of $0.85 and 804,000 warrants with an exercise price of $0.46 as commission to the placement agent. These warrants expire in early 2026.

Transactions in common stock purchase warrants for the six month period ended June 30, 2021 and the year ended December 31, 2020 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2019	702,041	$0.25 - $0.65
Issued	5,742,858	$0.46
Exercised	(250,000)	$0.25
Balance December 31, 2020	6,194,899	$0.46 - $0.65
Issued	10,060,500	$0.46 - $0.85
Exercised	(3,765,477)	$0.46 - $0.65
Balance June 30, 2021	12,489,922	$0.46- $0.85

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
143,707	$0.65	2022
2,285,715	$0.46	2026
9,256,500	$0.85	2026
804,000	$0.46	2026
12,489,922

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued:

11.	Income and Other Taxes

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

In early 2019, the Company was notified that SAT re-opened its audit of USAMSA’s 2013 income tax return and, in November 2019, SAT assessed the Company $16.3 million pesos, which was approximately $818,000 USD as of June 30, 2021. Management reviewed the 2019 assessment notice from SAT and, similar to the earlier assessment, believes the findings have no merit. The Company engaged a tax attorney in Mexico to defend its position. An appeal was filed by the Company in November 2019 suspending SAT from taking immediate action regarding the assessment. The Company posted a guarantee of the amount in March 2020 as is required under the appeal process. In August 2020, the Company filed a lawsuit against SAT for resolution of the process and, in December 2020, filed closing arguments. Management expects the appeal process to continue through 2021.

At June 30, 2021 and December 31, 2020, management assessed the possible outcomes for this tax audit and believes, based on discussions with its tax attorney in Mexico, that the most likely outcome will be that the Company will be successful in its appeal resulting in no tax due. Management determined that no amount should be accrued at June 30, 2021 and December 31, 2020 relating to this potential tax liability. There can be no assurance that the Company’s ultimate liability, if any, will not have a material adverse effect on the Company’s results of operations or financial position. If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will adjust its current net operating loss carryforward, or accrue penalties, interest, and tax associated with the assessment.

Other Taxes

In 2016, USAMSA imported coal from the United States to its smelter in Mexico to process Australian concentrates associated with the Hillgrove agreement (Note 12). At that time, the Company applied for and was granted a Maquiladora (IMMEX), in accordance with a Manufacturing and Export Services Industry program offered by the Mexican government to attract and promote foreign investment in Mexico. With the IMMEX, all imported goods to Mexico that are also exported in altered form are exempt from the requirement of paying the 16% tax (IVA). The Company did not pay IVA on any of the imported coal used to process the Australian concentrates. In 2020, the Company was informed by the SAT that it owed the 16% IVA money for all the coal imported for the processing of the Australian concentrates. Additionally, there were penalties and fees that SAT added to the total amount. In late 2020, the Company filed a motion before the Taxpayer’s Defense Agency (PRODECON), but the motion was denied. To avoid exorbitant penalties, the Company elected to pay the assessed amount in early 2021. For the year ended December 31, 2020, the Company recognized an export tax expense of $1,120,730 and accrued a liability for this assessment. The assessment was settled with a payment of $1,120,730 during the three month period ended March 31, 2021.

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued:

12.	Hillgrove Advances Payable

On November 7, 2014, the Company entered into an advance and concentrate processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) in which the Company was advanced funds from Hillgrove to build facilities to process Hillgrove antimony concentrate. The Company has not processed Hillgrove concentrate for more than two years. The agreement requires the Company to pay the advance balance after Hillgrove issues a stop notice. Payments would begin 90 days after the stop notice issue date and be made in six equal and quarterly installments. Hillgrove was acquired by Red River Resources LTD (“Red River”) during 2019. The balance of the advance liability due was $1,134,221 at December 31, 2020. In April 2021, the Company successfully negotiated a settlement with Red River for an agreed upon amount of $1,020,799 which was paid on paid on April 8, 2021. The Company recognized a gain on settlement of the advance in the amount of $113,422 during the three month period ended June 30, 2021.

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

Segment disclosure regarding sales to major customers is located in Note 4.

Properties, plants and equipment, net:	June 30, 2021	December 31, 2020
Antimony
United States	$1,621,955	$1,637,738
Mexico	7,355,204	7,635,410
Subtotal Antimony	8,977,159	9,273,148
Precious metals	915,402	933,885
Zeolite	1,005,753	1,018,561
Total	$10,898,313	$11,225,594

At June 30, 2021 and December 31, 2020, the Company had $807,471 and $755,978, respectively, of assets that were not yet placed in service and have not yet been depreciated.

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued:

13.	Business Segments, Continued:

	For the Three Months Ended		For the Six Months Ended
Capital expenditures:	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Antimony
United States	$-	$9,327	$-	$32,448
Mexico	4,872	3,897	9,744	30,662
Subtotal Antimony	4,872	13,224	9,744	63,110
Precious Metals	18,921	82,324	37,347	120,845
Zeolite	68,036	8,347	68,036	16,211
Total	$91,829	$103,895	$115,127	$200,166

Segment Operations for the three	Antimony	Antimony	Total	Precious	Bear River
months ended June 30, 2021	USAC	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$1,428,939	$-	$1,428,939	$130,195	$716,428	$2,275,562

Depreciation and amortization	7,893	144,999	152,892	28,226	38,826	219,944

Income (loss) from operations	99,642	(575,363)	(475,721)	101,969	141,562	(232,190)

Other income (expense):	456,725	113,422	570,147	-	(816)	569,331

NET INCOME (LOSS)	$556,367	$(461,941)	$94,426	$101,969	$140,746	$337,141

Segment Operations for the three	Antimony	Antimony	Total	Precious	Bear River
months ended June 30, 2020	USAC	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$910,484	$-	$910,484	$61,992	$612,715	$1,585,191

Depreciation and amortization	7,394	146,101	153,495	20,683	49,189	223,367

Income (loss) from operations	126,208	(559,575)	(433,367)	41,308	114,184	(277,875)

Other income (expense):	4,739	-	4,739	-	(1,147)	3,592

NET INCOME (LOSS)	$130,947	$(559,575)	$(428,628)	$41,308	$113,037	$(274,283)

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued:

13.	Business Segments, Continued:

Segment Operations for the six	Antimony	Antimony	Total	Precious	Bear River
months ended June 30, 2021	USAC	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$2,086,046	$-	$2,086,046	$206,428	$1,236,375	$3,528,849

Depreciation and amortization	15,784	289,951	305,735	55,830	80,843	442,408

Income (loss) from operations	(119,027)	(813,931)	(932,958)	150,598	208,444	(573,916)

Other income (expense):	463,360	113,422	576,782	-	(1,213)	575,569

NET INCOME (LOSS)	$344,333	$(700,509)	$(356,176)	$150,598	$207,231	$1,653

Segment Operations for the six	Antimony	Antimony	Total	Precious	Bear River
months ended June 30, 2020	USAC	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$2,031,909	$-	$2,031,909	$124,198	$1,172,075	$3,328,182

Depreciation and amortization	14,789	292,199	306,988	44,281	98,379	449,648

Income (loss) from operations	365,559	(1,278,641)	(913,082)	79,917	250,352	(582,813)

Other income (expense):	1,824	-	1,824	-	(2,176)	(352)

NET INCOME (LOSS)	$367,383	$(1,278,641)	$(911,258)	$79,917	$248,176	$(583,165)

14.	Note Payable-Small Business Administration Loan

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act was signed into United States law.

On April 20, 2020, the Company received a loan of $443,400 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 20, 2020 had a maturity date on April 19, 2022 and an interest rate of 1% per annum. The loan was to be forgiven under the provisions of the CARES Act if the Company used the funds for qualifying expenses. Qualifying expenses included payroll costs, costs used to continue group health care benefits, rent, and utilities. During the three month period ended June 30, 2021, the Company received notification that the loan had been forgiven. The amount of the loan, $443,400, was recognized as gain on forgiveness of the CARES Act loan.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

COVID-19 Coronavirus Pandemic Response and Impact

One of the principal recent challenges facing the Company in 2021 as a result of stimulus funding from COVID-19 has been the evaporation of available labor. This issue has seriously impacted both operations in Montana and at its zeolite operation in Idaho. The following measures are being taken in an attempt to obtain and retain laborers:

1.	The Company has raised the starting wage both in Montana and Idaho and as a result increased its labor costs for existing laborers.
2.	The Company has advertised on multiple job search platforms and is also advertising in two languages on conventional job search platforms as well as on multiple social media sites.
3.	The Company is increasing capacity at the Mexican smelter where labor is not a problem.
4.	The Company is investigating hiring from alternative potential labor pools.

It is difficult to hire people if they are getting paid more not to work, which is the reality in many cases but is hopeful that the situation(s) fueling this crisis will end soon.

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Antimony - Combined USA and Mexico	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Lbs of Antimony Metal USA	329,117	119,559	511,086	286,467
Lbs of Antimony Metal Mexico:	10,000	114,139	10,000	242,684
Total Lbs of Antimony Metal Sold	339,117	233,698	521,086	529,151
Average Sales Price/Lb Metal	$4.21	$3.90	$4.00	$3.84
Net income (loss)/Lb Metal	$0.28	$(1.83)	$(0.68)	$(1.72)

Gross antimony revenue - net of discount	1,428,939	910,484	2,086,046	2,031,909

Cost of sales - domestic	(951,790)	(534,638)	(1,495,112)	(1,067,926)
Cost of sales - Mexico	(539,371)	(563,666)	(565,689)	(1,247,727)
Operating expenses	(413,499)	(245,549)	(958,203)	(629,338)
Non-operating income (expenses)	570,147	4,739	576,782	1,824
	(1,334,513)	(1,339,114)	(2,442,222)	(2,943,167)

Net income (loss) - antimony	94,426	(428,630)	(356,176)	(911,258)
Depreciation,& amortization	152,892	153,495	305,735	306,988
EBITDA - antimony	$247,318	$(275,135)	$(50,441)	$(604,270)

Precious Metals
Ounces sold
Gold	14	10	22	24
Silver	6,221	3,983	9,608	9,031

Gross precious metals revenue	$130,195	$61,992	$206,428	$124,198
Production costs, royalties, and shipping costs	(28,226)	(20,683)	(55,830)	(44,281)
Net income (loss) - precious metals	101,969	41,309	150,598	79,917
Depreciation	28,226	20,683	55,830	44,281
EBITDA - precious metals	$130,195	$61,992	$206,428	$124,198

Zeolite
Tons sold	3,305	3,045	5,778	5,854
Average Sales Price/Ton	$216.77	$201.22	$213.98	$200.22
Net income (Loss)/Ton	$42.59	$37.12	$35.87	$42.39

Gross zeolite revenue	$716,428	$612,715	$1,236,375	$1,172,075
Cost of sales	(559,777)	(482,265)	(1,003,663)	(883,132)
Operating expenses	(15,089)	(16,265)	(24,268)	(38,591)
Non-operating income (expenses)	(816)	(1,147)	(1,213)	(2,176)
Net income (loss) - zeolite	140,746	113,038	207,231	248,176
Depreciation	38,826	49,189	80,843	98,379
EBITDA - zeolite	$179,572	$162,227	$288,074	$346,555

Company-wide
Gross revenue	$2,275,562	$1,585,191	$3,528,849	$3,328,182
Production costs	(2,079,164)	(1,601,252)	(3,120,294)	(3,243,066)
Operating expenses	(428,588)	(261,814)	(982,471)	(667,929)
Non-operating income (expenses)	569,331	3,592	575,569	(352)
Net income (loss)	337,141	(274,283)	1,653	(583,165)
Depreciation,& amortization	219,944	223,367	442,408	449,648
EBITDA	$557,085	$(50,916)	$444,061	$(133,517)

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Company-Wide

For the second quarter of 2021, we recognized net income of $337,141 on sales of $2,275,562 and other income of $569,331, after depreciation and amortization of $219,944. We reported a net loss of $274,283 in the second quarter of 2020 on sales of $1,585,191, after depreciation and amortization of $223,367.

For the first six months of 2021, we recognized net income of $1,653 on sales of $3,528,849 and other income of $575,569, after depreciation and amortization of $442,408. We reported a net loss of $583,165 for the first six months of 2020 on sales of $3,328,182, after depreciation and amortization of $449,648.

For the three and six months ended June 30, 2021, EBITDA was a positive $557,085 and $444,061 compared to a negative $50,916 and $133,517 for the same periods in 2020.

Non-cash items included in net income was a net gain of $299,568 and a net gain of $442,208 for the three and six months ended June 30, 2021.

Non-cash expense items totaled $258,707 and $223,367 for the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2021, general and administrative expenses were $290,111 and $460,161 compared to $117,959 and $319,922 for the same periods of 2020.

Antimony

For the three and six month periods ended June 30, 2021, we sold 339,117 and 521,086 of antimony compared to 233,698 and 529,151 pounds for the three and six month periods ended June 30, 2020. The raw material received from our North American supplier increased by approximately 117,053 and 174,118 for the three and six month periods ended June 30, 2021, compared to the same periods for 2020. We had a decrease in raw material from Mexico of approximately 63,002 for the three month period and an increase of 34,975 for the six month period ended June 30, 2021, compared to the same periods for 2020.

The average sales price of antimony during the three an six month periods ended June 30, 2021 was $4.21 and $4.00 per pound compared to $3.90 and $3.84 during the same periods in 2020.

Precious Metals

The caustic leach of flotation concentrates from Los Juarez has been successful. The Company is delaying the processing of the ore from Los Juarez pending its survey. The impact of Covid-19 has forced a delay in the geological, geophysical, and geochemical study of the Los Juarez property, however the Company has sent data to a junior mining company with expertise in exploration. The Company is awaiting their review of this material as a potential exists for a partnership wherein another company would conduct the geological evaluation of the Los Juarez property.

For the three and six month periods ended June 30, 2021, income for precious metals from North American sources was $130,195 and $206,428 compared to $61,992 and $124,198 for the same periods of 2020.

Current and prior periods’ revenue from precious metals is as follows:

Precious Metal Sales Silver/Gold	For the three months ended June 30,		For the six months ended June 30,
Montana	2021	2020	2021	2020
Ounces Gold Shipped (Au)	14.14	9.80	21.52	24.71
Ounces Silver Shipped (Ag)	6,220.79	3,983.46	9,607.98	9,031.12
Total Revenues	$130,195	$61,992	$206,428	$124,198

Bear River Zeolite (BRZ)

For the three and six month periods ended June 30, 2021, BRZ sold 3,305 and 5,778 tons of zeolite compared to 3,045 and 5,854 tons in the same periods of 2020.

For the three and six month periods ended June 30, 2021, BRZ realized net income of $140,746 and $207,231 after depreciation of $38,826 and $80,843 compared to a net income of $113,038 and $248,176 after depreciation of $49,189 and $98,379 for the same period of 2020.

The Company has halted sales of low-volume product as its associated packaging and shipping costs did not justify them. It is concentrating on larger-volume sales and has received many orders recently from new clients. With the addition of improved management, the addition of an excellent sales person, the installation of a new hammermill, the addition of an on-site manager and an on-demand mechanic for its rolling stock, improvement in its crushing and sorting circuits, and the improvement in its dust-collection systems, the Company anticipates substantial growth in zeolite sales.

BRZ realized an EBITDA for the three and six month periods ended June 30, 2021 of $179,572 and $288,074 compared to $162,227 and $346,555 for the same periods in 2020.

Financial Position

Financial Condition and Liquidity	June 30, 2021	December 31, 2020

Current assets	$23,576,661	$1,808,161
Current liabilities	(1,942,297)	(4,477,543)
Net Working Capital	$21,634,364	$(2,669,382)

	For the Three Months Ended
	June 30, 2021	June 30, 2020
Cash provided (used) by operations	$(2,236,609)	$(279,322)
Cash provided by collection of note receivable
Cash provided (used) by investing:
Cash used for capital outlay	(115,127)	(200,166)
Proceeds from redemption of certificates of deposit	210,184	-
Cash provided (used) by financing:
Payments on notes payable to bank	(100,000)	(31,135)
Payments on Hillgrove advances payable	(1,020,799)	-
Proceeds from common stock issued, net	23,342,180	-
Proceeds from exercise of warrants	1,790,703	-
Principal paid on long-term debt	(27,926)	(21,238)
Payments on advances from related party	(56,416)	(46,160)
Proceeds from note payable-SBA	-	443,400
Change in checks issued and payable	(86,685)	142,530
Net change in cash, cash equivalents and restricted cash	$21,699,505	$7,909

Our net working capital increased by $24,303,746 from December 31, 2020 to June 30, 2021. Our cash and cash equivalents increased by $21,699,505 during the same period. We spent $115,127 for capital items, our debt decreased by $1,672,347 including $1,020,799 paid to Hillgrove, and our accrued liabilities decreased by $1,943,665 including $1,120,730 paid to eliminate our export tax assessment payable. During the first six months of 2021, we raised approximately $23.3 million from sale of shares of common stock and approximately $1.8 million for the exercise of warrants.

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

At June 30, 2021, the Company’s consolidated financial statements show working capital of approximately $21.6 million and an accumulated deficit of approximately $32.7 million. The Company continues to search for areas to reduce production costs, and expects improvement in cash flow for the remainder of the year from the sale of antimony and zeolite along with the increased price of antimony as the price of antimony has been increasing during the past 6 months.

In the first half of 2021, the Company raised net proceeds of approximately $23.3 million from sale of shares of its common stock and approximately $1.8 million from the exercise of stock purchase warrants. These funds have been and will continue to be used for general corporate purposes, working capital, hiring of additional labor, leverage for reducing legacy contracts, a geochemical, geological, and geophysical study of the Los Juarez property, additional managerial staff at USAC and BRZ headquarters, a revised website including measures aimed at increased visibility for advertising, more labor at its Mexican smelter, repair and improved infrastructure at the Mexican smelter, potential securement of additional antimony mine reserves in Mexico, and improvement of furnaces in Montana. With the funds raised, management believes the Company has sufficient funds to sustain its operations and meet its financial obligations during the 12 months following the date of issuance of these consolidated financial statements.

ITEM 3.

None

ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our Interim President & Director conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2021. These material weaknesses are as follows:

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

We are aware of these material weaknesses and will develop procedures to ensure that independent review of material transactions is performed. The Interim President & Director will develop internal control measures to mitigate the lack of inadequate documentation of controls and the monitoring of internal controls over significant accounts and processes including controls associated with the period-ending reporting processes, and to mitigate the segregation of duties within significant accounts and processes and the absence of controls over management oversight, including antifraud programs and controls.

We plan to consult with independent experts when complex transactions are entered into.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended June 30, 2021.

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

UNITED STATES ANTIMONY CORPORATION

(Registrant)

By:	/s/ John C. Gustaven	Date: August 16, 2021
John C. Gustaven, Interim CEO (Principal Executive)

By:	/s/ Russell Lawrence	Date: August 16, 2021
Russell C. Lawrence, Interim President & Director

