Form 10-Q
period 2021-09-30
UNITED STATES ANTIMONY CORP
filed 2021-11-15
CIK 101538

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Small Reporting Company	☒
		Emerging Growth Company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 15, 2021, the registrant had outstanding 106,117,844 shares of par value $0.01 common stock.

UNITED STATES ANTIMONY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD

ENDED SEPTEMBER 30, 2021

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

United States Antimony Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2021 and December 31, 2020
ASSETS
	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$21,563,500	$665,102
Certificates of deposit	44,028	254,212
Accounts receivable	722,727	238,634
Inventories (Note 5)	733,956	650,213
Total current assets	23,064,211	1,808,161

Properties, plants and equipment, net (Note 13)	11,176,469	11,225,594
Restricted cash for reclamation bonds	57,275	57,275
IVA receivable and other assets	239,084	208,472
Total assets	$34,537,039	$13,299,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$-	$86,685
Accounts payable	1,252,846	1,876,874
Accrued liabilities (Note 6)	571,209	635,626
Payables to related party (Note 9)	-	227,432
Notes payable to bank (Note 7)	-	100,000
Export tax assessment payable (Note 11)	-	1,120,730
Hillgrove advances payable (Note 12)	-	378,074
Long-term debt, current portion (Note 8)	-	52,122
Total current liabilities	1,824,055	4,477,543

Long-term debt, net of current portion (Note 8)	-	34,304
Hillgrove advances payable (Note 12)	-	756,147
CARES Act note payable (Note 14)	-	443,400
Stock payable to directors for services (Note 10)	84,375	110,000
Asset retirement obligations and accrued reclamation costs	296,916	291,719
Total liabilities	2,205,346	6,113,113
Commitments and contingencies (Note 6 and 11)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding (liquidation preference $945,000 and $937,500 respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding (liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,751,005 shares issued and outstanding (liquidation preference $5,084,770 and $5,043,622 respectively)	17,509	17,509
Common stock, $0.01 par value, 150,000,000 shares authorized; 106,117,844 and 75,949,757 shares issued and outstanding, respectively	1,061,177	759,496
Additional paid-in capital	63,992,101	39,050,899
Accumulated deficit	(32,748,373)	(32,650,794)
Total stockholders' equity	32,331,693	7,186,389
Total liabilities and stockholders' equity	$34,537,039	$13,299,502

The accompanying notes are an integral part of the condensed consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Condensed Consolidated Statements of Operations - Unaudited

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

REVENUES	$2,051,713	$1,007,231	$5,580,562	$4,335,413

COST OF REVENUES	1,950,504	1,442,322	5,070,798	4,685,388

GROSS PROFIT (LOSS)	101,209	(435,091)	509,764	(349,975)

OPERATING EXPENSES:
General and administrative	112,744	110,051	572,905	429,973
Salaries and benefits	72,200	82,308	226,137	288,455
Site care and maintenance expenses	-	-	184,037	24,250
Professional fees	28,227	43,557	212,563	161,167
Loss on abandonment of mineral properties	-	318,502	-	318,502
TOTAL OPERATING EXPENSES	213,171	554,418	1,195,642	1,222,347

LOSS FROM OPERATIONS	(111,962)	(989,509)	(685,878)	(1,572,322)

OTHER INCOME (EXPENSE):
Interest income	13,320	19	35,202	854
Interest expense	(590)	(3,750)	(3,725)	(14,937)
Gain on forgiveness of CARES Act debt (Note 14)	-	-	443,400	-
Grant income	-	-	-	10,000
Gain on settlement of Hillgrove advance (Note 12)	-	-	113,422	-
TOTAL OTHER INCOME (EXPENSE)	12,730	(3,731)	588,299	(4,083)

NET LOSS	(99,232)	(993,240)	(97,579)	(1,576,405)
Preferred dividends	(12,162)	(12,162)	(36,487)	(36,487)

Net loss available to common stockholders	$(111,394)	$(1,005,402)	$(134,066)	$(1,612,892)

Net loss per share of
common stock:
Basic and diluted	Nil	$(0.01)	Nil	$(0.02)

Weighted average shares outstanding:
Basic and diluted	106,117,844	73,240,218	101,642,048	71,033,733

The accompanying notes are an integral part of the condensed consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity
For the periods ended September 30, 2021 and September 30, 2020
(Unaudited)

	Total Preferred Stock		Common Stock		Additional		Total
					Paid	Accumulated	Stockholders'
Three months ended September 30,2021	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, July 1, 2021	2,678,909	$26,788	106,005,234	$1,060,051	$63,883,227	$(32,649,141)	$32,320,925
Issuance of common stock to Directors (Note 10)	-	-	112,610	1,126	108,874	-	110,000
Net loss	-	-	-	-	-	(99,232)	(99,232)
Balances, September 30, 2021	2,678,909	$26,788	106,117,844	$1,061,177	$63,992,101	$(32,748,373)	$32,331,693

	Total Preferred Stock		Common Stock		Additional		Total
					Paid	Accumulated	Stockholders'
Three months ended September 30,2020	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, July 1, 2020	2,678,909	$26,788	70,206,899	$702,068	$37,295,259	$(29,947,155)	$8,076,960
Issuance of common stock and warrants for cash	-	-	5,742,858	57,428	1,952,572	-	2,010,000
Common stock issuance costs	-	-	-	-	(196,932)	-	(196,932)
Net loss	-	-	-	-	-	(993,240)	(993,240)
Balances, September 30, 2020	2,678,909	$26,788	75,949,757	$759,496	$39,050,899	$(30,940,395)	$8,896,788

	Total Preferred Stock		Common Stock		Additional		Total
					Paid	Accumulated	Stockholders'
Nine months ended September 30,2021	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, January 1, 2021	2,678,909	$26,788	75,949,757	$759,496	$39,050,899	$(32,650,794)	$7,186,389
Issuance of common stock for cash (Note 10)	-	-	26,290,000	262,900	24,734,100	-	24,997,000
Issuance of common stock to Directors (Note 10)	-	-	112,610	1,126	108,874	-	110,000
Common stock issuance costs (Note 10)	-	-	-	-	(1,654,820)	-	(1,654,820)
Common stock issued upon exercise of warrants (Note 10)	-	-	3,765,477	37,655	1,753,048	-	1,790,703
Net loss	-	-	-	-	-	(97,579)	(97,579)
Balances, September 30, 2021	2,678,909	$26,788	106,117,844	$1,061,177	$63,992,101	$(32,748,373)	$32,331,693

	Total Preferred Stock		Common Stock		Additional		Total
					Paid	Accumulated	Stockholders'
Nine months ended September 30,2020	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, January 1, 2020	2,678,909	$26,788	69,661,436	$696,614	$37,107,730	$(29,363,990)	$8,467,142
Issuance of common stock upon exercise of warrants	-	-	250,000	2,500	60,000	-	62,500
Issuance of common stock to Directors	-	-	295,463	2,954	127,529	-	130,483
Issuance of common stock and warrants for cash	-	-	5,742,858	57,428	1,952,572	-	2,010,000
Common stock issuance costs	-	-	-	-	(196,932)	-	(196,932)
Net loss	-	-	-	-	-	(1,576,405)	(1,576,405)
Balances, September 30, 2020	2,678,909	$26,788	75,949,757	$759,496	$39,050,899	$(30,940,395)	$8,896,788

The accompanying notes are an integral part of the condensed consolidated financial statements.

United States Antimony Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Unaudited
	For the nine months ended
Cash Flows From Operating Activities:	September 30, 2021	September 30, 2020
Net loss	$(97,579)	$(1,576,405)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	665,604	667,298
Loss on abandonment of mineral properties		318,502
Accretion of asset retirement obligation	5,197	6,118
Common stock payable for directors fees	84,375	89,858
Gain on settlement of Hillgrove advance	(113,422)	-
Gain on forgiveness of Cares Act debt	(443,400)	-
Other non-cash items	-	(661)
Change in:
Accounts receivable	(484,093)	62,399
Inventories	(83,743)	61,194
IVA receivable and other assets	(30,612)	10,119
Accounts payable	(624,028)	(252,183)
Accrued liabilities	(64,417)	25,769
Export tax assessment payable	(1,120,730)	-
Payables to related parties	(171,016)	21,405
Net cash used by operating activities	(2,477,864)	(566,587)

Cash Flows From Investing Activities:
Proceeds from redemption of certificates of deposit	210,184	-
Purchase of properties, plants and equipment	(616,479)	(220,455)
Net cash used by investing activities	(406,295)	(220,455)

Cash Flows From Financing Activities:
Change in checks issued and payable	(86,685)	(2,879)
Net proceeds from (payments to) factor	-	(5,032)
Payments on advances from related party	(56,416)	(64,650)
Proceeds from note payable-SBA	-	443,400
Proceeds from issuance of common stock, net of issuance costs	23,342,180	1,813,068
Proceeds from exercise of warrants	1,790,703	-
Payments on Hillgrove advances payable	(1,020,799)	-
Borrowing on notes payable to bank	-	(46,270)
Principal paid on notes payable to bank	(100,000)	-
Principal payments of long-term debt	(86,426)	(30,876)
Net cash provided by financing activities	23,782,557	2,106,761
NET INCREASE IN CASH AND CASH
EQUIVALENTS AND RESTRICTED CASH	20,898,398	1,319,719
Cash and cash equivalents and restricted cash at beginning of period	722,377	172,767
Cash and cash equivalents and restricted cash at end of period	$21,620,775	$1,492,486

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock payable issued to directors (Note 10)	$110,000	$130,483
Payable to related party satisfied with issuance of stock (Note 10)	$-	$62,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION, CONTINUED:

United States Antimony Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10‑Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Going Concern Consideration

At September 30, 2021, the Company’s condensed consolidated financial statements show working capital of approximately $21.2 million and an accumulated deficit of approximately $32.7 million. The Company has incurred losses for the past two fiscal years which are principally a result of the Company’s antimony operations due to both depressed antimony prices and production costs incurred in Mexico. To improve conditions, the Company continues searching for areas to reduce these production costs.

In the nine months of 2021, the Company raised net proceeds of approximately $23.3 million from sale of shares of its common stock and approximately $1.8 million from the exercise of stock purchase warrants. These funds have been and will continue to be used for general corporate purposes, working capital, hiring of additional labor, leverage for reducing legacy contracts, additional managerial staff at United States Antimony Corporation (“USAC”) and Bear River Zeolite (“BRZ”) headquarters, a revised website including measures aimed at increased visibility for advertising, more labor at its Mexican smelter, repair and improved infrastructure at the Mexican smelter, potential securement of additional antimony mine reserves in Mexico, and improvement of furnaces in Montana. With the funds raised, management believes the Company has sufficient funds to sustain its operations and meet its financial obligations during the twelve months following the date of issuance of these condensed consolidated financial statements.

2.	Developments in Accounting Pronouncements

Accounting Standards Updates Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. The update was adopted as of January 1, 2021, and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

United States Antimony Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	Developments in Accounting Pronouncements, Continued:

Accounting Standards Updates to Become Effective in Future Periods

In August 2020, the FASB issued ASU No.2019-12 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. Management is evaluating the impact of this update on the Company’s condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

3.	Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible preferred stock.

At September 30, 2021 and 2020, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	September 30, 2021	September 30, 2020
Warrants	12,489,922	6,194,899
Convertible preferred stock	1,751,005	1,751,005
Total possible dilution	14,240,927	7,945,904

4.	Revenue Recognition

Products consist of the following:

•	Antimony: includes antimony oxide, sodium antimonate, antimony trisulfide, and antimony metal
•	Zeolite: includes coarse and fine zeolite crushed in various sizes
•	Precious Metals: includes unrefined and refined gold and silver

United States Antimony Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Revenue Recognition, Continued:

Sales of products for the three and nine month periods ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Antimony	$1,284,969	$477,273	$3,371,015	$2,509,183
Zeolite	693,008	481,126	1,929,383	1,653,201
Precious metals	73,736	48,832	280,164	173,029
	$2,051,713	$1,007,231	$5,580,562	$4,335,413

The following is sales information by geographic area based on the location of customers for the three and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United States	$1,805,456	$891,090	$4,954,412	$3,893,374
Canada	246,257	116,141	626,150	442,039
	$2,051,713	$1,007,231	$5,580,562	$4,335,413

Sales of products to significant customers were as follows for the three and nine month periods ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
Sales to	September 30,	September 30,	September 30,	September 30,
Largest Customers	2021	2020	2021	2020
Company A	288,640	114,075	778,211	404,447
Company B	581,609	105,865	1,284,206	-
Company C	-	-	518,226	523,660
Company D	225,800	-	225,800	-
Company E	-	131,360	-	345,899
	$1,096,049	$351,300	$2,806,443	$1,274,006
% of Total Revenues	53.42%	34.88%	50.29%	29.39%

At September 30, 2021, the Company had a sales order backlog of 1,192 tons of zeolite and 44,092 pounds of antimony.

United States Antimony Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Revenue Recognition, Continued:
Accounts receivable from largest customers were as follows at September 30, 2021 and December 31, 2020:

Largest
Accounts Receivable	September 30, 2021	December 31, 2020
Company B	$222,100	$-
Company F	110,864	-
Company G	54,400	68,055
Company H	-	21,619
Company I	-	16,600
Company J	-	12,255
	$387,364	$118,529
% of Total Receivables	53.60%	49.67%

Our trade accounts receivable balance related to contracts with customers was $722,727 at September 30, 2021 and $238,634 at December 31, 2020. Our products do not involve any warranty agreements and product returns are not typical.

5.	Inventories

Inventories at September 30, 2021 and December 31, 2020 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventories at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Antimony Metal	$116,325	$268,100
Antimony Oxide	214,659	67,377
Antimony Ore	211,788	95,880
Total antimony	542,772	431,357
Zeolite	191,184	218,856
	$733,956	$650,213

Antimony oxide inventory consisted of finished product oxide held at the Company’s plants in Montana and Mexico. Antimony concentrates and ore were held primarily at sites in Mexico and are essentially raw material. The Company’s zeolite inventory consists of salable zeolite material.

As of September 30, 2021 and December 31, 2020, all inventory is valued at cost except for antimony ore inventory in Mexico which was valued at net realizable value as of December 31, 2020.

United States Antimony Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	Commitments and Contingencies

The Company pays various royalties on the sale of zeolite products. On a combined basis, royalties vary from 8%-13%. During the three and nine month periods ended September 30, 2021, the Company had royalty expense of $64,212 and $195,779, respectively. During the three and nine month periods ended September 30, 2020, the Company had royalty expense of $52,569 and $178,187, respectively. At September 30, 2021 and December 31, 2020, the Company had accrued royalties payable of $376,704 and $434,981, respectively, which is included in accrued liablities. The Company is currently in negotiations with certain royalty holders to modify the terms of the agreements.

7.	Notes Payable to Bank

At September 30, 2021 and December 31, 2020, the Company had the following notes payable to bank:

	2021	2020
Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	$-	$99,999

Promissory note payable to First Security Bank of Missoula,
bearing interest at 3.150%, payable on demand, collateralized
by a lien on Certificate of Deposit	-	1

Total notes payable to the bank	$-	$100,000

The notes are paid in full as of September 30, 2021 and the lien on the Certificate of Deposit has been released. An amount of $210,184 of the Certificate of Deposit was released during the nine months ended September 30, 2021 and the cash was transferred to the checking account, leaving a Certificate of Deposits balance of $44,028 at September 30, 2021 compared to $254,212 at December 31, 2020.

United States Antimony Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued:

8.	Debt

Long-Term debt at September 30, 2021 and December 31, 2020 is as follows:

	September 30,	December 31,
	2021	2020
Note payable to Zeo Inc., non interest bearing,
payable in 11 quarterly installments of $8,300 with a final payment of $8,700;
maturing December 2022; uncollateralized.	$-	$66,800
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $778; maturing
December 2022; collateralized by equipment.	-	17,480
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; originally maturing
March 2015; collateralized by equipment.	-	2,146
	-	86,426
Less current portion	-	(52,122)
Long-term portion	$-	$34,304

9.	Related Party Transactions

The Company’s previous President and Chairman, John Lawrence, rented equipment to the Company and charged the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owned. The amount due to Mr. Lawrence’s estate as of September 30, 2021 and December 31, 2020 was $nil and $171,017. During the nine months ended September 30, 2021, the Company paid off the full amount of $171,017 to John Lawrence’s estate for reimbursement of these expenses.

During 2019, Mr. Lawrence advanced funds to the Company that had a balance at December 31, 2020 of $56,215. During the nine month period ended September 30, 2021, the Company paid First Security Bank on behalf of Mr. Lawrence $56,215. The balance of the advances due to Mr. Lawrence at September 30, 2021 is $nil.

John C. Gustavsen, Interim CEO of the Company, has an advance due from the Company of $200 at December 31, 2020. During the nine month period ended September 30, 2021, the Company paid $200 to Mr. Gustavsen as reimbursement on these advances.

During the nine months ended September 30, 2021, Russ Lawrence, Interim President & Director, incurred expenses of $18,487 and charged the Company for lodging and meals provided to visiting Board of Directors by an entity that Russ Lawrence owns. During the nine month period ended September 30, 2021, the Company paid Russ Lawrence $17,740, leaving a balance due of $747 which is included in accounts payable on the balance sheet.

United States Antimony Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued:

10.	Stockholder’s Equity

In February 2021, the Company sold shares of its common stock in two separate transactions: On February 3, 2021, 15,300,000 shares were sold at $0.70 for gross proceeds of $10,710,000; and on February 18, 2021, 10,990,000 shares were sold at at $1.30 for gross proceeds of $14,287,000. A total of $1,654,820 of cash issuance costs were incurred on these sales.

During the nine months ended September 30, 2021, the Company accrued $84,375 in directors’ fees payable that will be paid in common stock.

During the nine months ended September 30, 2021, the Company issued 112,610 shares of common stock to the board of director’s to satisfy the directors’ fees payable of $110,000 that were outstanding at December 31, 2020.

During the nine month period ended September 30, 2021, the Company issued 3,765,477 shares of common stock and received $1,790,703 in cash from the exercise of warrants. For the same period in 2020, the Company’s former president, John Lawrence, exercised warrants for 250,000 shares of common stock in exchange for a payable due to him of $62,500.

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

Transactions in common stock purchase warrants for the nine month period ended September 30, 2021 and the year ended December 31, 2020 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2019	702,041	$0.25 - $0.65
Issued	5,742,858	$0.46
Exercised	(250,000)	$0.25
Balance December 31, 2020	6,194,899	$0.46 - $0.65
Issued	10,060,500	$0.46- $0.85
Exercised	(3,765,477)	$0.46 - $0.65
Balance September 30, 2021	12,489,922	$0.46 - $0.85

These warrants expire as follows:

Warrants	Exercise Price	Expiration Date
143,707	$0.65	2022
2,285,715	$0.46	2026
9,256,500	$0.85	2026
804,000	$0.46	2026
12,489,922

United States Antimony Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued:

11.	Income and Other Taxes

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

In early 2019, the Company was notified that SAT re-opened its audit of USAMSA’s 2013 income tax return and, in November 2019, SAT assessed the Company $16.3 million pesos, which was approximately $818,000 USD as of September 30, 2021. Management reviewed the 2019 assessment notice from SAT and, similar to the earlier assessment, believes the findings have no merit. The Company engaged a tax attorney in Mexico to defend its position. An appeal was filed by the Company in November 2019 suspending SAT from taking immediate action regarding the assessment. The Company posted a guarantee of the amount in March 2020 as is required under the appeal process. In August 2020, the Company filed a lawsuit against SAT for resolution of the process and, in December 2020, filed closing arguments. Management expects the appeal process to continue through 2021.

At September 30, 2021 and December 31, 2020, management assessed the possible outcomes for this tax audit and believes, based on discussions with its tax attorney in Mexico, that the most likely outcome will be that the Company will be successful in its appeal resulting in no tax due. Management determined that no amount should be accrued at September 30, 2021 and December 31, 2020 relating to this potential tax liability. There can be no assurance that the Company’s ultimate liability, if any, will not have a material adverse effect on the Company’s results of operations or financial position. If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will adjust its current net operating loss carryforward, or accrue penalties, interest, and tax associated with the assessment.

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

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued:

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

Segment disclosure regarding sales to major customers is located in Note 4.

Properties, plants and equipment, net:	September 30, 2021	December 31, 2020
Antimony
United States	$1,617,981	$1,637,738
Mexico	7,215,048	7,635,410
Subtotal Antimony	8,833,029	9,273,148
Precious metals	904,647	933,885
Zeolite	1,438,791	1,018,561
Total	$11,176,469	$11,225,594

At September 30, 2021 and December 31, 2020, the Company had $807,471 and $755,978, respectively, of assets that were not yet placed in service and have not yet been depreciated.\

United States Antimony Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued:

13.	Business Segments, Continued:

	For the Three Months Ended		For the Nine Months Ended
Capital expenditures:	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Antimony
United States	$4,060	$-	$4,060	$32,448
Mexico	4,872	2,923	14,616	33,585
Subtotal Antimony	8,932	2,923	18,676	66,033
Precious Metals	17,607	17,366	54,954	138,211
Zeolite	474,812	-	542,849	16,211
Total	$501,351	$20,289	$616,479	$220,455

Segment Operations for the three	Antimony	Antimony	Total	Precious	Bear River
months ended September 30, 2021	USAC	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$1,284,969	$-	$1,284,969	$73,736	$693,008	$2,051,713

Depreciation and amortization	8,032	145,027	153,059	28,361	41,776	223,196

Income (loss) from operations	528,750	(673,739)	(144,989)	45,375	(12,348)	(111,962)

Other income (expense):	13,249	-	13,249	-	(519)	12,730

NET INCOME (LOSS)	$541,999	$(673,739)	$(131,740)	$45,375	$(12,867)	$(99,232)

Segment Operations for the three	Antimony	Antimony	Total	Precious	Bear River
months ended September 30, 2020	USAC	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$477,273	$-	$477,273	$48,832	$481,126	$1,007,231

Depreciation and amortization	7,395	146,099	153,494	22,141	42,015	217,650

Income (loss) from operations	(208,676)	(904,337)	(1,113,013)	26,691	96,813	(989,509)

Other income (expense):	(2,883)	(4)	(2,887)	-	(844)	(3,731)

NET INCOME (LOSS)	$(211,559)	$(904,341)	$(1,115,900)	$26,691	$95,969	$(993,240)

United States Antimony Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued:

13.	Business Segments, Continued:

Segment Operations for the nine	Antimony	Antimony	Total	Precious	Bear River
months ended September 30, 2021	USAC	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$3,371,015	$-	$3,371,015	$280,164	$1,929,383	$5,580,562

Depreciation and amortization	23,816	434,978	458,794	84,191	122,619	665,604

Income (loss) from operations	409,723	(1,487,670)	(1,077,947)	195,973	196,096	(685,878)

Other income (expense):	476,609	113,422	590,031	-	(1,732)	588,299

NET INCOME (LOSS)	$886,332	$(1,374,248)	$(487,916)	$195,973	$194,364	$(97,579)

Segment Operations for the nine	Antimony	Antimony	Total	Precious	Bear River
months ended September 30, 2020	USAC	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$2,509,183	$-	$2,509,183	$173,029	$1,653,201	$4,335,413

Depreciation and amortization	22,184	438,297	460,481	66,422	140,395	667,298

Income (loss) from operations	156,884	(2,182,979)	(2,026,095)	106,607	347,166	(1,572,322)

Other income (expense):	(1,058)	(4)	(1,062)	-	(3,021)	(4,083)

NET INCOME (LOSS)	$155,826	$(2,182,983)	$(2,027,157)	$106,607	$344,145	$(1,576,405)

United States Antimony Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued:

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

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

COVID-19 Coronavirus Pandemic Response and Impact

One of the principal challenges facing the Company in 2021 as a result of stimulus funding from Covid-19 has been the evaporation of available labor. This issue has seriously impacted both operations in Montana and at its zeolite operation in Idaho. The following measures are being taken in an attempt to obtain and retain laborers:

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

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Antimony - Combined USA and Mexico	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Lbs of Antimony Metal USA	306,045	89,052	817,131	375,519
Lbs of Antimony Metal Mexico:	-	57,790	10,000	300,474
Total Lbs of Antimony Metal Sold	306,045	146,842	827,131	675,993
Average Sales Price/Lb Metal	$4.20	$3.25	$4.08	$3.71
Net loss/Lb Metal	$(0.43)	$(7.60)	$(0.59)	$(3.00)

Gross antimony revenue - net of discount	1,284,969	477,273	3,371,015	2,509,183

Cost of sales - domestic	(585,875)	(491,092)	(2,080,987)	(1,559,018)
Cost of sales - Mexico	(654,380)	(557,399)	(1,220,069)	(1,805,127)
Operating expenses	(189,703)	(223,293)	(1,147,906)	(852,631)
Non-operating income (expenses)	13,249	(2,887)	590,031	(1,062)
Loss on abandonment of mineral properties	-	(318,502)	-	(318,502)
	(1,416,709)	(1,593,173)	(3,858,931)	(4,536,340)

Net loss - antimony	(131,740)	(1,115,900)	(487,916)	(2,027,157)
Depreciation,& amortization	153,059	153,494	458,794	460,181
EBITDA - antimony	$21,319	$(962,406)	$(29,122)	$(1,566,976)

Precious Metals
Ounces sold
Gold	12	6	34	31
Silver	5,638	2,403	15,246	11,434

Gross precious metals revenue	$73,736	$48,832	$280,164	$173,029
Cost of sales	(28,361)	(22,141)	(84,191)	(66,422)
Net income - precious metals	45,375	26,691	195,973	106,607
Depreciation	28,361	22,141	84,191	66,422
EBITDA - precious metals	$73,736	$48,832	$280,164	$173,029

Zeolite
Tons sold	3,045	2,500	8,823	8,354
Average Sales Price/Ton	$227.59	$192.45	$218.68	$197.89
Net income (Loss)/Ton	$(4.23)	$38.39	$22.03	$41.20

Gross zeolite revenue	$693,008	$481,126	$1,929,383	$1,653,201
Cost of sales	(681,888)	(371,690)	(1,685,551)	(1,254,821)
Operating expenses	(23,468)	(12,623)	(47,736)	(51,214)
Non-operating expenses	(519)	(844)	(1,732)	(3,021)
Net income (loss) - zeolite	(12,867)	95,969	194,364	344,145
Depreciation	41,776	42,015	122,619	140,395
EBITDA - zeolite	$28,909	$137,984	$316,983	$484,540

Company-wide
Gross revenue	$2,051,713	$1,007,231	$5,580,562	$4,335,413
Production costs	(1,950,504)	(1,442,322)	(5,070,798)	(4,685,388)
Operating expenses	(213,171)	(235,916)	(1,195,642)	(903,845)
Non-operating income (expenses)	12,730	(3,731)	588,299	(4,083)
Loss on abandonment of mineral properties	-	(318,502)	-	(318,502)
Net loss	(99,232)	(993,240)	(97,579)	(1,576,405)
Depreciation,& amortization	223,196	217,650	665,604	667,298
EBITDA	$123,964	$(775,590)	$568,025	$(909,107)

Certain amounts shown in this table may not add exactly to total amounts due to rounding differences

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Company-Wide

For the third quarter of 2021, we recognized a net loss of $99,232 on sales of $2,051,713 and other income and expense of $12,730 after depreciation and amortization of $223,196. We reported a net loss of $993,240 in the third quarter of 2020 on sales of $1,007,231, after depreciation and amortization of $217,650.

For the first nine months of 2021, we recognized a net loss of $97,579 on sales of $5,580,562 and other income and expense of $588,299, after depreciation and amortization of $665,604. We reported a net loss of $1,576,405 for the first nine months of 2020 on sales of $4,335,413, after depreciation and amortization of $667,298.

For the three and nine months ended September 30, 2021, EBITDA was a positive $123,964 and $568,025 compared to a negative $775,590 and $909,107 for the same periods in 2020.

For the three and nine months ended September 30, 2021, general and administrative expenses were $112,744 and $572,905 compared to $110,051 and $429,973 for the same periods of 2020.

Antimony

Antimony has been the focus of the Company since its inception. China, historically the sole supplier of lump antimony trisulfide and the dominate supplier of antimony in general, has held back the export of all antimony products leading to a marked increase in price in 2021.

The Madero crew continued to produce crude antimony oxide and some of this production was simultaneously diverted to crude metal. While the price is high the Company has decided to convert some of its crude oxide to finished metal. This move will eliminate shipping charges for the finished metal as the product will be shipped directly to the customer.

Two new furnaces in Thompson Falls are fully operational and started producing test batches of antimony trisulphide in early October. Throughput nameplate capacity of antimony trisulphide will increase from 100 lbs per day to approximately 1100 lbs per day. A second sample of antimony trisulfide lump has been prepared and sent for grinding and laboratory analysis. If the quality meets specifications, the second sample will be sent to the Picatinny Arsenal of the U. S. Department of Defense.

The Company continues to track developments at Ambri, Inc. which has purchased the Company’s antimony metal during the year and may be a significant customer in the future.

For the three and nine month periods ended September 30, 2021, we sold 306,045 pounds and 827,131 pounds of antimony compared to 146,842 and 675,993 pounds for the three and nine month periods ended September 30, 2020. The raw material received from our North American supplier increased by approximately 64,077 and 238,195 pounds for the three and nine month periods ended September 30, 2021, compared to the same periods for 2020. We had an increase in raw material from Mexico of approximately 87,223 pounds for the three month period and a decrease of 86 pounds for the nine month period ended September 30, 2021, compared to the same periods for 2020.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

The average sales price of antimony during the three and nine month periods ended September 30, 2021 was $4.20 and $4.08 per pound compared to $3.25 and $3.71 during the same periods in 2020.

Precious Metals

Discussions have been initiated with Canadian and American gold and silver exploration companies, presently operating in Mexico, with a view towards a joint venture option agreement. A potential joint venture would ideally have existing personnel with experience in exploration for gold and silver in Mexico and would initially fund and manage the initial exploration programs as part of their earn-in requirement. Traditionally summer is a slow time for junior exploration companies and progress on negotiations has been slower than expected.

For the three and nine month periods ended September 30, 2021, revenue for precious metals from North American sources was $73,736 and $280,164 compared to $48,832 and $173,029 for the same periods of 2020.

Current and prior periods’ revenue from precious metals is as follows:

Precious Metal Sales Silver/Gold	For the three months ended September 30,		For the nine months ended September 30,
Montana	2021	2020	2021	2020
Ounces Gold Shipped (Au)	12	6	34	31
Ounces Silver Shipped (Ag)	5,638	2,403	15,246	11,434
Total Revenues	$73,736	$48,832	$280,164	$173,029

Bear River Zeolite (BRZ)

On August 12, 2021 the bearings went out on the primary jaw crusher, essentially shutting down production. The Company was able to source and purchase a refurbished jaw crusher, which shortened the down time that would have been required for repairs and dovetailed with the continuing program to upgrade the efficiency and reliability of the zeolite plant. Installation of the new jaw crusher was completed and online by September 3, 2021. Pit production test work utilizing a D-9 dozer to rip the in-situ zeolite instead of drilling and blasting continues. New uses and increased awareness of several of the recognized uses of zeolite are becoming known to the public. This is especially apparent in the advanced treatment requirements for mine discharge water and in the removal of naturally occurring radioactive isotopes in otherwise potable drinking water sources.

For the three and nine month periods ended September 30, 2021, BRZ sold 3,045 and 8,823 tons of zeolite compared to 2,500 and 8,354 tons in the same periods of 2020.

For the three and nine month periods ended September 30, 2021, BRZ realized a net loss of $12,867 and income of $194,364 after depreciation of $41,776 and $122,619 compared to a net income of $95,969 and $344,145 after depreciation of $42,015 and $140,395 for the same period of 2020.

BRZ realized an EBITDA for the three and nine month periods ended September 30, 2021 of $28,909 and $316,983 compared to $137,984 and $484,540 for the same periods in 2020.

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

Financial Position

Financial Condition and Liquidity	September 30, 2021	December 31, 2020

Current assets	$23,064,211	$1,808,161
Current liabilities	(1,824,055)	(4,477,543)
Net Working Capital	$21,240,156	$(2,669,382)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash used by operations	$(2,477,864)	$(566,587)
Cash provided (used) by investing:
Cash used for capital outlay	(616,479)	(220,455)
Proceeds from redemption of certificates of deposit	210,184	-
Cash provided (used) by financing:
Net payments (to) from factor		(5,032)
Payments on notes payable to bank	(100,000)	(46,270)
Payments on Hillgrove advances payable	(1,020,799)	-
Proceeds from common stock issued, net	23,342,180	1,813,068
Proceeds from exercise of warrants	1,790,703	-
Principal paid on long-term debt	(86,426)	(30,876)
Payments on advances from related party	(56,416)	(64,650)
Proceeds from note payable-SBA	-	443,400
Change in checks issued and payable	(86,685)	(2,879)
Net change in cash, cash equivalents and restricted cash	$20,898,398	$1,319,719

Our net working capital increased by $23,909,538 from December 31, 2020 to September 30, 2021. Our cash and cash equivalents increased by $20,898,398 during the same period. We spent $616,479 for capital items, our debt decreased by $1,901,479 including $1,020,799 paid to Hillgrove, and our accounts payable and other accrued liabilities decreased by $1,895,860 including $1,120,730 paid for an export tax assessment. During the first nine months of 2021, we raised approximately $23.3 million from sale of shares of common stock and approximately $1.8 million for the exercise of warrants.

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

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, continued:

At September 30, 2021, the Company’s condensed consolidated financial statements show working capital of approximately $21.2 million and an accumulated deficit of approximately $32.7 million. The Company continues to search for areas to reduce production costs, and expects improvement in cash flow for the remainder of the year from the sale of antimony and zeolite along with the increased price of antimony as the price of antimony has been increasing during the past nine months.

In the first half of 2021, the Company raised net proceeds of approximately $23.3 million from sale of shares of its common stock and approximately $1.8 million from the exercise of stock purchase warrants. These funds have been and will continue to be used for general corporate purposes, working capital, hiring of additional labor, leverage for reducing legacy contracts, a geochemical, geological, and geophysical study of the Los Juarez property, additional managerial staff at USAC and BRZ headquarters, a revised website including measures aimed at increased visibility for advertising, more labor at its Mexican smelter, repair and improved infrastructure at the Mexican smelter, potential securement of additional antimony mine reserves in Mexico, and improvement of furnaces in Montana. With the funds raised, management believes the Company has sufficient funds to sustain its operations and meet its financial obligations during the 12 months following the date of issuance of these condensed consolidated financial statements.

ITEM 3.

None

ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our Interim President & Director conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. It was determined that there were material weaknesses affecting our disclosure controls and procedures and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of September 30, 2021. These material weaknesses are as follows:

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

We are aware of these material weaknesses and will develop procedures to ensure that independent review of material transactions is performed. The Interim President & Director will develop internal control measures to mitigate the lack of inadequate documentation of controls and the monitoring of internal controls over significant accounts and processes including controls associated with the period-ending reporting processes,

PART I - FINANCIAL INFORMATION, CONTINUED:

ITEM 4. Controls and Procedures, continued:

and to mitigate the segregation of duties within significant accounts and processes and the absence of controls over management oversight, including antifraud programs and controls.

We plan to consult with independent experts when complex transactions are entered into.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes made to internal controls over financial reporting for the quarter ended September 30, 2021.

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

UNITED STATES ANTIMONY CORPORATION

(Registrant)

By:	/s/ John C. Gustavsen	Date: November 15, 2021
John C. Gustavsen, Interim CEO (Principal Executive)

By:	/s/ Russell Lawrence	Date: November 15, 2021
Russell C. Lawrence, Interim President & Director

