Form 10-K
period 2021-12-31
UNITED STATES ANTIMONY CORP
filed 2022-03-31
CIK 101538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to______________

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐    No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $31,287,606, based on the reported last sale price of common stock on June 30, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of March 31, 2022: 106,240,361

UNITED STATES ANTIMONY CORPORATION

2021 ANNUAL REPORT

PART I

General

Item 1. Description of Business

General

Explanatory Note: As used in this report, the terms “we,” “us” and “our” are used to refer to United States Antimony Corporation and, as the context requires, its management.

Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

☐	discuss our future expectations;

☐	contain projections of our future results of operations or of our financial condition; and

☐	state other “forward-looking” information.

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

Antimony Division

Our antimony smelter and precious metals plant is located in the Burns Mining District of Sanders County, Montana, approximately 15 miles west of Thompson Falls, MT. We hold 2 patented mill sites where the plant is located. We have no “proven reserves” or “probable reserves” of antimony, as these terms are defined by the Securities and Exchange Commission. Environmental restrictions preclude mining at this site.

Mining was suspended in December 1983, because antimony could be purchased more economically from foreign sources.

For 2021, and since 1983, we relied on foreign sources for raw materials, and there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by us. We have sources of antimony in Mexico but we are still depending on foreign companies for raw material in the future. We expect to receive raw materials from our owned and leased properties for 2022 and later years. We continue working with suppliers in North America, Central America, and South America.

We currently own 100% of the common stock, equipment, and the leases on real property of United States Antimony, Mexico S.A. de C.V. or “USAMSA”, which was formed in April 1998. We currently own 100% of the stock in Antimony de Mexico SA de CV (ADM) which owns the San Miguel concession of the Los Juarez property. USAMSA has two divisions, (1) the Madero smelter in Coahuila, (2) the Puerto Blanco flotation mill and oxide circuit in Guanajuato. ADM possesses the Los Juarez mineral deposit.

In our existing operations in Montana, we produce antimony oxide, antimony metal, and precious metals. Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper. Antimony oxide is also used as a color fastener in paint, as a catalyst for production of polyester resins for fibers and film, as a catalyst for production of polyethylene pthalate in plastic bottles, as a phosphorescent agent in fluorescent light bulbs, and as an opacifier for porcelains. We also sell antimony metal for use in bearings, storage batteries and ordnance.

We estimate (but have not independently confirmed) that our present share of the domestic market and international market for antimony oxide products is approximately 4% and less than 1%, respectively. We are the only significant U.S. producer of antimony products, while China supplies 92% of the world antimony demand. We believe we are competitive both domestically and world-wide due to the following:

•	We have a reputation for quality products delivered on a timely basis.

•	We have the only two operating, permitted, antimony smelters in North and Central America.

•	We are the only domestic producer of antimony products.

•	We can ship on short notice to domestic customers.

•	We are vertically integrated, with raw materials from our own mines, mills, and smelter in Mexico, along with the raw materials from exclusive supply agreements we have with numerous ore and raw material suppliers.

•	Our smelter in Coahuila is the largest operating antimony smelter in Mexico or the United States with a current maximum capacity of about 32,600 pounds of feed per day and permitting for 50% to 70% expansion.

Following is a five-year schedule of our antimony sales:

Year	Lbs Metal Contained	Sales ($)	Average Price/Lb
2021	911,079	$4,815,524	$5.29
2020	815,310	2,942,628	3.61
2019	1,566,585	5,450,649	3.48
2018	1,486,120	6,113,014	4.11
2017	1,891,439	7,588,470	4.01

Concentration of Sales:

During the years ended December 31, 2021 and 2020, the following sales were made to our four largest customers:

	For the year ended December 31,
Sales to largest customers	2021	2020
Company A	1,728,406	$417,501
Company B	1,141,608	589,384
Company C	850,301	-
Company D	518,227	638,846
	$4,238,542	$1,645,731
% of Total Revenues	55%	31%

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

A five-year range of prices for antimony oxide and antimony metal, per pound, was as follows:

	USAC SALES
Year	Metal Contained Price	Rotterdam
2021	$5.29	$4.91
2020	3.61	2.45
2019	3.48	3.03
2018	4.11	3.74
2017	4.01	3.78

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

Zeolite Division

We own 100% of Bear River Zeolite Company, (BRZ, an Idaho corporation) that was incorporated on June 1, 2000. BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment. In 2010 the royalty was adjusted to $10 per ton sold. The current minimum annual royalty is $60,000. In addition, BRZ has more zeolite on U.S. Bureau of Land Management land. The Company pays various royalties on the sale of zeolite products. William Raymond and Nancy Couse are paid a royalty that varies from $1 to $5 per ton. On a combined basis, royalties vary from 8%-13% of sales. Shortly after inception BRZ constructed a processing plant on the property which improved its productive capacity. Ground-breaking for an additional warehouse to store additional inventory and a shop to service equipment started in 2021 and the warehouse and shop are expected to be completed by mid-2022. A vertical-shaft-impactor crusher was replaced by a hammer mill for crushing line number 1 in 2021 for increased production rate. A replacement jaw crusher was installed and put into service in 2021. The new jaw crusher was further improved with a variable-speed apron feeder in late 2021 and subsequent and substantial improvements have been made to the jaw crusher in 2022. In 2021, the Company purchased a house in Preston Idaho for the express purpose of housing workers for its zeolite operation.

We have no reserves nor resources of zeolite, as these terms are defined by the Securities and Exchange Commission.

“Zeolite” refers to a group of industrial minerals that consist of hydrated aluminosilicates that hold cations such as calcium, sodium, ammonium, various heavy metals, and potassium in their crystal lattice. Water is loosely held in cavities in the lattice. BRZ zeolite is regarded as one of the best zeolites in the world due to its high CEC of approximately 180-220 meq/100 gr., its hardness and high clinoptilolite content, its absence of clay minerals, and its low sodium content. BRZ’s zeolite deposits’ characteristics which make the mineral useful for a variety of purposes including:

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

5

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

Antimony Processing Site

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana (“the Stibnite Hill Mine Site”). We are under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality. At December 31, 2021 and 2020, we have accrued $100,000 to fulfill our environmental responsibilities.

BRZ

During 2001, we recorded a reclamation accrual for our BRZ subsidiary, based on an analysis performed by us and reviewed and approved by regulatory authorities for environmental bonding purposes. The accrual of $7,500 represents our estimated costs of reclaiming, in accordance with regulatory requirements, the acreage disturbed by our zeolite operations, and remains unchanged at December 31, 2021.

General

Reclamation activities at the Thompson Falls Antimony Plant were performed under supervision of the U.S. Forest Service and Montana Department of Environmental Quality. We have complied with regulators’ requirements and do not expect the imposition of substantial additional requirements.

We have posted cash performance bonds with a bank and the U.S. Forest Service in connection with our reclamation activities.

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2021 and 2020. We have made significant reclamation and remediation progress on all our properties over thirty years and have complied with regulatory requirements in our environmental remediation efforts.

Employees

As of December 31, 2021, we employed 17 full-time employees in Montana. In addition, we employed 25 people at our zeolite plant in Idaho, and 27 employees at our mining, milling and smelting operation in Mexico. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement.

Other

We hold no material patents, licenses, franchises or concessions. However, we consider our antimony processing plants proprietary in nature.

We are subject to the requirements of the Federal Mining Safety and Health Act of 1977, the Occupational Safety and Health Administration’s regulations, requirements of the state of Montana and the state of Idaho, federal and state health and safety statutes and Sanders County, Montana and Franklin County, Idaho health ordinances.

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

We have accruals totaling $298,649 on our balance sheet at December 31, 2021, for our environmental reclamation responsibilities and estimated asset retirement obligations. If we are not able to adequately perform these activities on a timely basis, we could be subject to fines and penalties from regulatory agencies.

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

Item 1B Unresolved Staff Comments

Not Applicable

Item 2 Description of Properties

ANTIMONY DIVISION

Our antimony smelter and precious metals plant is located in the Burns Mining District, Sanders County, Montana, approximately 14 miles west of Thompson Falls on Montana Highway 471. This highway is asphalt, and the property is accessed by cars and trucks. The property includes two five-acre patented mill sites that are owned in fee-simple by us. The claims are U. S. Antimony Mill Site No. 1 (Mineral Survey 10953) and U. S. Antimony Mill Site No. 2 (Mineral Survey 10953). We also own five-acre Black Jack millsite.

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

We claim no reserves nor mineral resources on any of these properties.

Antimony mining and milling operations in the U.S. were curtailed during 1983 due to continued declines in the price of antimony. We are currently purchasing foreign raw antimony materials and producing our own raw materials from our properties in Mexico. We continue to produce antimony metal, oxide, sodium antimonite, antimony trisulfide, and precious metals from our processing facility near Thompson Falls, Montana.

ANTIMONY MINERAL PROPERTIES

Los Juarez Group

We hold properties that are collectively called the “Los Juarez” property, in Queretaro, as follows:

1.

San Miguel I and II were purchased by a USAC subsidiary, Antimonio de Mexico, S. A. de C. V (ADM), for $1,480,500, which was paid in full as of December 31, 2018. As of December 31, 2020, we have paid for the property and have incurred significant permitting costs. The property consists of 40 hectares (100 acres)

2.	San Juan I and II are concessions owned by ADM and include 466 hectares (1,152 acres)

3.

San Juan III is held by a lease agreement by ADM in which we will pay a 10% royalty, based on the net smelter returns from another USAC Mexican subsidiary, named United States Antimony Mexico, S. A. de C. V. or USAMSA. It consists of 214 hectares (529 acres).

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

In October 2020, a 1000 meter initial drill program was conducted on the property with a total of 25 holes. The drilling was completed November 2020 and used a reverse-circulation drill rig. Samples were sent to a certified lab in Mexico for analysis. Drill hole location, depth, and angle were selected near mined pit areas and along suspected fault zones. A summary of the drill program was published in a news release of November 30, 2020 and subsequent news releases. This initial program was performed without the aid of a geophysical study. In 2022, the Company is engaged in a formal geological, geochemical, and geophysical study to help obtain subsurface mineralization data and better understand the system with an objective of partnering with a junior mining company with expertise in exploration/drilling.

USAMSA Puerto Blanco Flotation Mill, Guanajuato, Mexico

The flotation plant has a capacity of 100 metric tons per day. It includes a 30” x 42” jaw crusher, a 4’x 8’ double-deck screen, a 36” cone crusher, an 8’x 36” Harding type ball mill, and eight No. 24 Denver sub A type flotation machines, an 8’ disc filter, front end loaders, tools and other equipment. The flotation circuit is used for the processing of rock from Los Juarez and other properties. The crushing equipment currently in place is adequate for both flotation mills. An oxide circuit was added to the plant in 2013 and 2014 to mill oxide ores from Los Juarez and other properties. It includes a vertical shaft impactor, 3 ore bins, 8 conveyors, a 4’ x 6’ high frequency screen, jig, 8 standard concentrating tables, 5 pumps, sand screw and two buildings. The capacity of the oxide circuit is 50 tons per day. We have installed a cyanide leach circuit and settling pond that will be used to recover precious metals from our Los Juarez mine. In 2019 a cyanide leach circuit for recovery of gold was built and permits were obtained for this circuit. Test batches of Los Juarez antimony concentrates containing precious metals have been processed through the cyanide leach system and the processing of 2,000 tons of mined rock from Los Juarez is underway. One of three batches of gold-bearing carbon (the end product of the cyanide leach) have been saturated and awaits separation and analysis. Preliminary results are that the gold-recovery is acceptable.

USAMSA Madero Smelter, Estacion Madero, Parras De La Fuente, Coahuila, Mexico

USAC, through its wholly owned subsidiary, USAMSA, owns and operates a smelting facility at Estacion Madero, in the Municipio of Parras de la Fuente, Coahuila, Mexico. The property includes 13.48 hectares (30 acres). Seventeen small rotating furnaces (SRF’s) and four large rotating furnaces (LRF) with an associated stack and scrubbers. Other equipment includes cooling ducting, dust collectors, scrubber, laboratory, warehouse, slag vault, stack, jaw crusher, screen, hammer mill, and a 3.5’ x 8’ rod mill. The plant has a feed capacity of 14-25 metric tons of direct shipping ore per day, depending on the grade of the feedstock. If the feedstock is in the range of 45% antimony or higher, the smelter could produce as much as 10MM pounds of contained antimony annually. Concentrates from our flotation plant, and hand-sorted ore from Mexico sources and other areas, are being processed. In 2019, we completed the installation of a caustic leach circuit to process concentrates from the Puerto Blanco cyanide leach plant containing precious metals from our Los Juarez Mining property. The Madero production is either sold as metal to customers directly or crude oxide shipped to our Montana plant to produce finished antimony products and precious metals. Plans to dramatically improve and update the infrastructure at the Madero Smelter include erecting a building around all the furnaces to aid in the control, consistency, and quality of product and ease of processing. Additionally, the Company is considering producing finished antimony oxide with this control and purchasing quality-control instrumentation for the option of selling all finished antimony products from Madero just as we currently do in Montana. We intend to use part of our 2021 capital raise for the buildings, improving equipment, relining furnaces, purchase of newer forklifts, scales, and general improvement. Access to the plant is by road and railroad. Set forth below are location maps:

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

The Burlington Northern Railroad can be accessed at Logan, Utah.

Location Map

Property and Ownership

BRZ leases 320 acres from the Webster Farm, L.L.C. The term of the lease is 15 years and it began on March 1, 2010. This includes the mill site and zeolite in the area of the open pit. The property is the NW ¼ and W ½ of the SW ¼ of section 3 and the N ½ of the W ¼ of section 10, Township 15 South, Range 40 East of the Boise Meridian, Franklin County, Idaho. The lease requires a payment of $10.00 per ton plus an additional annual payment of $10,000 on March 1st of each year. In addition, there are two other royalty holders. Nick Raymond and the estate of George Desborough each have a graduated royalty of $1.00 per ton to $5.00 per ton, depending on the sale price. In early 2021, Joe Bardswhich, a director and geologist, was able to renegotiate one of the royalty payments so that escalation due to the CPI that existed in the original contract was removed.

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

In 2021, we experimented with the idea of mining principally by ripping using the Caterpillar D-9. This method worked but rendered rock that sometimes had to be drilled and broken in order to fit in the jaw crusher bin at the mill. Consequently, the Company is certain that blasting is the preferred method of mining. We may elect to supplement mining production by updating our D-9 with a secondary ripper.

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

Coarse Products Circuit

In Oct/Nov 2021 the primary jaw crusher pitman arm broke due to incorrect greasing procedures. A replacement jaw crusher was purchased, delivered, installed and began operations 1.5 months after delivery. A delivery chute was designed and fabricated along with necessary bins and skirting. The new jaw crusher was outfitted with a hydraulic hand-pump greaser for the main pitman-arm assembly and the correct grease and greasing procedure has been implemented. Plans to fix or replace the old jaw crusher exist but require a major refit. The Company was able to repair the engine on its crane, a Linkbelt 3-stage boom crane of about 50 ton nameplate capacity. The transmission is now being repaired. With this crane, the Company will pull the old jaw crusher and determine if it is salvageable. In any case, the Company has earmarked that location for an entirely new and secondary jaw crusher in the event that bulk zeolite purchase opportunities increase.

There are two lines to produce coarse products:

•

Line 1 is a closed circuit with a 100 HP hammer mill (that replaced the old vertical shaft impactor) and a 5 deck Midwestern Multi Vibe high frequency screen. The replacement of the VSI with the hammermill, also outfitted with a variable frequency drive has increased production over the VSI by about 50% so far and we are continuing to test feeds and speeds to enhance this production rate.

•

Line 2 includes a Jeffries 30” by 24” 60 HP hammer mill in a closed circuit with two 5’ x 12’ triple deck Midwestern Multi Vibe high frequency screens. The circuits also include bucket elevators, (3) 125-ton capacity product silos, a 6 ton capacity Crust Buster blender, augers, Sweco screens, and dust collectors.

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

Item 3 Legal Proceedings

No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of our securities or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to USAC in reference to pending litigation.

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

The approximate number of holders of record of our common stock at March 28, 2022 is 2,370.

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

The Company sold units consisting of 26,290,000 shares of its common stock and 7,650,000 warrants to purchase shares of common stock for total proceeds of $24,997,000. Offering costs associated with the sale totaled $1,654,822 and included issuance of 2,410,500 warrants to a placement agent.

The Company issued the Board members 112,610 shares of the Company’s common stock for services provided during 2020 which was accrued at December 31, 2020, with a value of $110,000.

The Company awarded, but did not issue, common stock with a value of $112,500 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $112,500 in director compensation expense and accrued common stock payable.

Item 6 Selected Financial Data

Not Applicable.

Item 7 Management’s Discussion and Analysis or Plan of Operations

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

Overview

Company-wide

For the year ended December 31, 2021, we reported net loss of $60,469 after depreciation and amortization of $880,880, compared to a net loss of $3,286,804 for 2020 after depreciation and amortization of $885,843.

During the year ending December 31, 2021, the most significant factors affecting our financial performance were as follows:

•	Two private placements of stock during the first quarter of 2021.
•	A significant, steady, and pronounced increase of the London Metals Bulletin price of antimony.
•	The efforts in sales of zeolite of our zeolite sales director, Gretchen Lawrence.
•	The addition of an antimony sales director, Mitzi Hart.
•	The complete restructuring of office and plant personnel and procedures at the Montana and BRZ facilities.
•	Increased trucking prices and decreasing trucking availability
•	Difficulties in sourcing labor due to the Covid pandemic and the relief funding to curtail the incentive to work.
•	The renegotiation of various supply, treatment, royalty, and tolling agreements.
•	The retirement of several outstanding, old, and significant debts.

During the year ended December 31, 2021, the most significant event affecting our financial performance was the addition of over $23 million to our working capital via two capital raises of common stock. These funds allowed the Company to retire much of its outstanding debt. It also allowed the Company leverage to re-negotiate existing contracts and pursue previously prohibitive ventures. The fact that the Company could pay its bills on time resulted in a serious amount of restructuring and the ability to offer more to attract and retain labor.

Our plan for 2022 is as follows:

•	Continue processing tons of mined rock from the Los Juarez property at our Puerto Blanco facility.
•	Continue to process ores and concentrates at our Madero facility.
•	Finish the removal of all the legacy slag at Madero (should be completed early Q2 of 2022).
•

Begin substantial improvements at the Madero facility including the initiation of the construction of a large set of buildings to house the furnaces, filter bags, and cooling towers in order for ability to produce finished antimony oxide.

•	The purchase of new forklifts and scales at Madero facility.
•	The relining of many of the small rotary furnaces at Madero facility.
•	The installation of two new electric furnaces at the Montana facility for increase production of antimony trisulfide.
•

The completion of the geological, geochemical, and geophysical study at the Los Juarez property (currently underway) in order to ascertain more information about the mineralization. This study is being done on an area approximately 3km in length by about 0.8 km in width to cover the entire region extending from the western limits of our mining concessions all the way to the ejido of Los Juarez.

•	The continued effort to source antimony from Honduras and Nicaragua and other sources in Mexico and the United States.
•	Continued talks with Perpetua Resources detailing a tolling or treatment charge agreement in keeping with our existing collaboration agreement.
•	Finalization of several negotiations with land and concession owners in Mexico regarding additional sources of antimony.
•

Continuation of the mining of the Soyatal claims with a particular experiment of the processing of 40 tons of hand-sorted sulfide rock for flotation in the hopes of an auxiliary source of concentrates for the production of antimony trisulfide.

•

Continuation of the supply of sized antimony metal to Ambri in accordance with our letter of intent of 2020. The Company also intends to formalize its collaboration agreement with Perpetua Resources in the event that the demand of antimony from Ambri follows predicted trajectory.

In addition to the processing goals stated above, the Company intends to continue to improve its production capacity and sales of zeolite at its subsidiary Bear River Zeolite. These goals will be aided by the additional 100’ by 50’ warehouse for the storage and stockpile of product and also its 60’ x 40’ shop building, both of which should be completed in the first half of 2022. Also, the purchase of a Caterpillar 740 haul truck is underway to replace the defunct haul truck we had. The Company plans to purchase a replacement front-end loader for the mine to replace its 988-B Caterpillar that is on its last legs. The Company plans to then update the rippers on both Cat D-8 and D-9 supplement mining. A secondary, winter-storage platform located between the mine and the mill is planned. Salt sheds for these ore storage locations are planned to eliminate the necessity of the use of tarps for keeping the zeolite dry during the winter and rainy seasons.

The following are highlights of the significant changes during 2021:

Antimony:

•	The sale of antimony during 2021 was 911,079 lbs. compared to 815,310 pounds in 2020, an increase of 11.7%.

•

The average sales price of antimony during 2021 was $5.29/lb. compared with $3.61/lb. in 2020, an increase of $1.68/lb. (a 46.5% increase). During the beginning of 2022, the Rotterdam price of antimony is approximately $6.06/lb. per pound.

•

We are producing and buying raw materials, which will allow us to ensure a steady flow of products for sale. Our smelter at Madero, Mexico, was producing primarily ores from the Wadley mines in 2021. Our smelter in Montana was producing material from both Mexico and our North American sources in 2021. Raw materials from our North American supplier was reduced in 2021 due to the effects of Covid and shipping difficulties.

•

We produced ingots of antimony metal in 2021 to be shipped directly to customers from our Madero smelter starting in 2022. We intend to increase this for 2022 and beyond. This will significantly reduce our production and shipping costs.

•

We are proceeding with the processing of Los Juarez ore in the 100 ton per day mill at Puerto Blanco. Due to the hardness of the jasperoid rock at Los Juarez, it has been determined that the actual through-put is more like 80 tons per day.

Zeolite:

During 2021, the Company sold 11,747 tons compared to 10,661 tons in 2020, an increase of 1,086 tons (10.1%). Bear River Zeolite (“BRZ”) realized a gross profit of $340,806 (13.1% of sales) in 2021 compared to a gross profit of $323,780 (15.3% of sales) in 2020. Net income for the BRZ segment was $193,675 for the year ended December 31, 2021 compared to $262,861 for the year ended December 31, 2020.

Corporate-wide:

During the year ending December 31, 2021, the following transactions had a material impact on the Company’s net loss:

•

On April 20, 2020, the Company received a loan of $443,400 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. During the year ended December 31, 2021, the Company received notification that the loan had been forgiven. The amount of the loan, $443,400, was recognized as gain on forgiveness of the CARES Act loan.

•

On November 7, 2014, the Company entered into an advance and concentrate processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) in which the Company was advanced funds from Hillgrove to build facilities to process Hillgrove antimony concentrate. The Company has not processed Hillgrove concentrate for more than two years. The balance of the advance liability due was $1,134,221 at December 31, 2020. In April 2021, the Company successfully negotiated a settlement with Red River for an agreed upon amount of $1,020,799 which was paid on paid on April 8, 2021. The Company recognized a gain on settlement of the advance in the amount of $113,422 during the year ended December 31, 2021 (Note 8)

17

•

Starting in August of 2021, US Antimony negotiated with our Canadian feed source for a more favorable treatment charge contract to replace the previous one. This contract became effective in December of 2021 and represents an improvement from the previous treatment charge contract.

•	Throughout 2021, the price of antimony increased steadily.

•	Throughout 2021, the price of trucking, lumber (for pallets), fuel, and labor increased. The Company raised its starting wages twice at the facility in Montana and once at Bear River Zeolite.

Operational and financial performance

Antimony Sales

Our sales volume of antimony for the year ended December 31, 2021 was as follows:

Antimony - Combined USA and Mexico	2021	2020
Total Revenue - Antimony	$4,815,524	$2,942,628
Total Lbs of Antimony Metal Sold	911,079	815,310
Average Sales Price/Lb Metal	$5.29	$3.61
Average cost per Lb Metal	4.99	3.86
Average gross profit per Lb Metal	$0.30	$(0.25)

During 2021, we saw our average sale price for antimony increase by $1.68/lb from an average of $3.61/lb in 2020 to $5.29/lb in 2021.

In the 4th quarter 2021, the Company renegotiated a treatment-charge contract with its North American supplier of sodium antimonate. This contract renegotiation became effective in December 2021 and will result in a more favorable price of purchased antimony contained that had previously existed.

During 2020, we saw our average sale price increase by $0.13 per pound from an average of $3.48 per pound for 2019 to an average of $3.61 per pound for 2020. Following the change in management in June and the suppressed price of antimony, the Company temporarily suspended sale of antimony oxide. This decision was made principally in order to minimize the loss per pound in sales at a time for which our production acquisition contracts were being renegotiated. As consequence of these decisions, the Company was, as of the first quarter of 2021, obtaining its raw materials from its Mexican sources at a substantial savings as compared to the previous year. These savings were due to the withdrawal of overhead from the staff it had at the Wadley mine.

Additionally, the Company is now processing antimony products at its Madero facility at a substantial savings compared with all previous years. These savings were due to the renegotiating of its natural gas contract for the Madero smelter which was completed in early 2021. Furthermore, the Company has been able to produce finished antimony ingots and will sell them directly from its Madero facility starting in 2022. This saves at least $0.29/lb in shipping to and the finishing costs at Montana.

Zeolite Sales

Our sales volume of zeolite for the year ended December 31, 2021 was as follows:

Zeolite	2021	2020
Total Revenue - Zeolite	$2,593,641	$2,118,823
Tons of zeolite sold	11,747	10,661
Average Sales Price/Ton	$220.78	$198.75
Average cost per ton	191.77	168.37
Average gross profit per ton	$29.01	$30.37

Our sales volume of zeolite in 2021 was 1,086 tons more than we sold in 2020, an increase of 10%. Our average sales price for the year ended December 31, 2021 increased by $22.03 per ton (11.1%) from $198.75 per ton in 2020. For the year ended December 31, 2021, total sales of zeolite increased by $474,818. The zeolite division had an EBITDA of $357,927 for the year ended December 31, 2021.

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

Precious Metals Sales

Precious Metals	2021	2020
Total Revenue - Precious Metals	$338,341	$174,079
Ounces sold - Gold	70	31
Ounces sold - Silver	27,342	11,434

EARNINGS BEFORE INTEREST TAX DEPRECIATION AND AMORTIZATION

The Company utilizes Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) a non-GAAP financial measurement which approximates free cash flow.

Our company-wide Earnings Before Interest Taxes Depreciation Amortization (“EBITDA”) was a $825,950 for 2021, compared to a negative EBITDA of $2,382,970 for 2020.

EBIDTA schedules by business segment is presented as follows.

Antimony - Combined USA and Mexico	2021		2020
Gross antimony revenue	$4,815,524	100.0%	$2,942,628	100.0%
Cost of sales	(4,548,802)	(94.5%)	(3,147,954)	(107.0%)
Gross profit	266,722	5.5%	(205,326)	(7.0%)
Operating expenses	(1,355,121)	(28.1%)	(3,134,889)	(106.5%)
Non-operating income	603,179	12.5%	21,808	0.7%
Loss on mineral properties	-	0.0%	(318,502)	(10.8%)
Net loss - antimony	(485,220)	(10.1%)	(3,842,235)	(130.6%)
Interest expense	1,700	0.0%	14,121	0.5%
Depreciation,& amortization	613,202	12.7%	616,388	20.9%
EBITDA - antimony	$129,682	2.7%	$(3,211,726)	(109.1%)

Zeolite	2021		2020
Gross zeolite revenue	$2,593,641	100.0%	$2,118,823	100.0%
Cost of sales	(2,252,835)	(86.9%)	(1,795,043)	(84.7%)
Gross profit - zeolite	340,806	13.1%	323,780	15.3%
Operating expenses	(143,741)	(5.5%)	(57,049)	(2.7%)
Non-operating expenses	(3,391)	(0.1%)	(3,870)	(0.2%)
Net income - zeolite	193,675	7.5%	262,861	12.4%
Interest expense	3,839	0.1%	3,870	0.2%
Depreciation and amortization	160,414	6.2%	182,620	8.6%
EBITDA - zeolite	$357,927	13.8%	$449,351	21.2%

Precious Metals	2021		2020
Gross precious metals revenue	$338,341	100.0%	$174,079	100.0%
Production costs	(107,264)	(31.7%)	(86,835)	(49.9%)
Net income - precious metals	231,077	68.3%	87,244	50.1%
Interest expense	-	0.0%	-	0.0%
Depreciation and amortization	107,264	31.7%	86,835	49.9%
EBITDA - precious metals	$338,341	100.0%	$174,079	100.0%

Company-wide	2021		2020
Gross revenue	$7,747,506	100.0%	$5,235,530	100.0%
Production costs	(6,908,901)	(89.2%)	(5,029,832)	(96.1%)
Operating expenses	(1,498,862)	(19.3%)	(3,191,938)	(61.0%)
Non-operating expenses	599,788	7.7%	17,938	0.3%
Loss on mineral properties	-	0.0%	(318,502)	(6.1%)
Net income (loss)	(60,469)	(0.8%)	(3,286,804)	(62.8%)
Interest expense	5,539	0.1%	17,991	0.3%
Depreciation and amortization	880,880	11.4%	885,843	16.9%
EBITDA	$825,950	10.7%	$(2,382,970)	(45.5%)

Financial Condition and Liquidity

	2021	2020

Current assets	$23,568,992	$1,808,161
Current liabilities	(2,020,855)	(4,477,543)
Net Working Capital	$21,548,138	$(2,669,382)

	2021	2020
Cash provided (used) by operations	$(2,431,477)	$(1,305,664)
Cash used by investing:	(653,126)	(243,091)
Cash provided by financing:	23,782,555	2,098,365
Net change in cash and restricted cash	$20,697,952	$549,610

Our net working capital increased $24,217,520 for the year ended December 31, 2021 from a negative amount of $2,669,382 at the beginning of the year to $21,548,138 at the end of the year. Current assets increased due to an increase in cash and cash equivalents. Our current liabilities decreased by $2,456,690 which included a decrease of approximately $662,140 in accounts payables and payables to related parties, a decrease of $1,120,730 due to Mexican export tax liability. Capital improvements were paid for with cash.

For the year ending December 31, 2022, we are planning to use funds acquired from the two stock offerings raised in 2021 to make significant improvements to our operations at Madero, Puerto Blanco, Bear River Zeolite, and Thompson Falls facilities with the goal of increasing production and decreasing costs.

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

Management’s annual report on internal control over financial reporting

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

As a result of our assessment, we concluded that we have material weaknesses in our internal control over financial reporting as of December 31, 2021. These weaknesses are as follows:

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

Because these material weaknesses exist, management has concluded that our internal control over financial reporting as of December 31, 2021, is ineffective.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting for the quarter ended December 31, 2021.

PART III

Item 10 Directors, Executive Officers, Promoters and Control Persons, Compliance with  Section 16(a) of the Exchange Act

Identification of directors and executive officers at December 31, 2021, is as follows:

Name	Age	Affiliation	Expiration of Term

John C. Gustavsen	73	CEO	Annual meeting

Russell C. Lawrence	53	President & Director	Annual meeting

Kelly J. Stopher	59	Chief Financial Officer	As contracted

Alicia Hill	39	Secretary, Controller, and Treasurer	Annual meeting

Hart W. Baitis	71	Director	Annual meeting

Dr. Blaise Aguirre	56	Director	Annual meeting

Joseph Bardswich	74	Director	Annual meeting

Christopher Park	47	Director	Annual meeting

Business Experience of Directors and Executive Officers

Russell C. Lawrence –President and Director - Mr. Lawrence has experience in applied physics, mining, refining, excavation, electricity, electronics, and building contracting. He graduated from the University of Idaho in 1994 with a degree in physics, and worked for the Physics Department at the University of Idaho for a period of 10 years. He has also worked as a building contractor and for USAC at the smelter and laboratory at Thompson Falls, for USAMSA in the construction and operation of the USAMSA smelter in Mexico, and for Antimonio de Mexico, S. A. de C. V. at the San Miguel Mine in Mexico.

John C. Gustavsen –Chief Executive Officer - Mr. Gustavsen graduated from Rutgers University in 1970 with a BS in chemistry and started work for Harshaw Chemical (purchased by Amspec Chemical Corporation), a major producer of antimony trioxide. Mr. Gustavsen took engineering courses from 1976 through 1980, and became president and treasurer of the company in 1983. He was to promoted CEO in 1990. Mr. Gustavsen designed a new type of production furnace for antimony trioxide that eventually produced 20 million pounds of antimony trioxide per year. Mr. Gustavsen is conversant in Spanish, Chinese, and other languages, and travelled to many countries as part of his duties as president of Amspec Chemical Corporation. Mr. Gustavsen came to work at United States Antimony Corporation in November of 2011.

Kelly J. Stopher – Chief Financial Officer - Mr. Stopher has 30 years of experience in accounting and finance. Mr. Stopher is the Managing Partner of Palouse Advisory Partners, LLC, providing Chief Financial Officer (“CFO”) services to clients. Mr. Stopher has developed strategies to implement financial management systems, internal control policies and procedures, financial reporting and modeling for numerous small-cap companies. Mr. Stopher was appointed Chief Financial Officer of Star Gold Corp., a US-based company quoted via the OTC Markets, on October 20, 2010, and still holds such position. Mr. Stopher is currently also CFO for Epilog Imaging Systems, Inc. and President of National Silver-Lead Company. Mr. Stopher was previously the CFO of Zenlabs Holdings, Inc. Mr. Stopher holds a Bachelor’s degree from Washington State University in Business Administration – Accounting. He started his career in public accounting with Langlow Tolles & Company, PS, a regional CPA firm based in Tacoma, WA and has worked in various accounting and finance positions of leadership including startups, reorganizations and mature companies. Mr. Stopher is also a Certified Financial Modeling Valuation Analyst.

Alicia Hill – Corporate Secretary/Treasurer/Controller - Ms. Hill was hired by the Company in 2006 as an accounting assistant, and was eventually promoted to chief accountant responsible for the recording of transactions for three companies. In 2011, she was appointed Company Controller, Secretary, and Treasurer. Ms. Hill has guided the Company through the listing on the NYSE-MKT, in the addition of a new division in Mexico, and has been the liaison with the Company’s auditors through a progressively complicated reporting process.

Dr. Blaise Aguirre – Director - Blaise Aguirre, MD joined the Board of Directors of United States Antimony Corp. on August 14, 2019, to replace a Director that retired for medical reasons. He received his Medical Doctor’s degree in 1989 from the University of the Witwatersrand, Johannesburg, South Africa, and performed his residency at Boston University School of Medicine from 1991 to 1994. He is an Assistant Professor of Psychiatry at Harvard Medical School and he is the founding Medical Director of 3East at McLean Hospital. Dr. Aguirre is fluent in Spanish and lectures worldwide. He was elected to the Board at Investors Capital Holdings, Ltd in 2011 and remained on the Board until it was sold to RCAP. He sits on the boards of various privately held companies. He developed and maintains enduring relationships with institutional money managers, venture capitalists, Angel investors and developed an expertise as a small cap stock analyst as a broker with series 7 and 63 securities licenses.

Hart W. Baitis - Director - Mr. Baitis graduated from the University of Oregon in 1971 with a B.S. in Geology, and was awarded a Ph. D. in Geology in 1976. He has 35 years of experience as an exploration geologist in the United States, Canada, Central America, and Mexico. Mr. Baitis is experienced in numerous geologic environments and terrains, and has been involved in all phases of exploration, ranging from field geologist, consultant, management, and acquisition team director.

Lloyd Joseph Bardswich - Mr. Bardswich has extensive experience in mining, mining engineering, management, drilling, metallurgy and plant design. He is a registered professional mining engineer, can served as a QP (qualified person) regarding reporting to NI43-101 standards and has worked as a Shift Boss, Mine Safety Engineer, Mine Foreman, Mine Manager, and Mining Consultant.

Christopher Park - Christopher Park was selected by the company as an additional director effective June 23, 2021. Mr. Park is a Chartered Professional Accountant (CPA, CGA) with several years of executive financial management experience within the mining industry which encompasses financial reporting, internal controls, taxation and treasury management with companies ranging from grassroots exploration to mine development to production. He has held a number of positions with mining companies which include Corporate Controller and Chief Financial Officer positions. Most recently he was Chief Financial Officer of Northern Vertex Mining Corp. during the period the Company constructed the Moss Mine and transitioned to commercial production. Mr. Park is currently the Chief Financial Officer for Northern Graphite Corporation, a company traded on the TSX-V (ticker symbol: NGC). For purposes of SEC compliance, Mr. Park is considered a financial expert and is the chairman of the Company’s audit committee.

We are not aware of any involvement by our directors or executive officers during the past five years in legal proceedings that are material to an evaluation of the ability or integrity of any director or executive officer.

Board Meetings and Committees Our Board of Directors held five (5) regular meetings during the 2021 calendar year. Each incumbent director attended all of the meetings held during the 2021 calendar year, in the aggregate, by the Board and each committee of the Board of which he was a member.

Our Board of Directors established an Audit Committee on December 10, 2011. It consisted of two members at December 31, 2020, Jeffrey Wright, and Hart Baitis. None of the Audit Committee members are involved in our day-to-day financial management. Jeffrey Wright was considered a financial expert. Jeffrey Wright resigned from the board effective January 1, 2021. Craig Thomas resigned from the board on January 13, 2021. The audit committee is currently comprised of Christopher Park, Hart Baitis and L. Joseph Bardswich.

During 2011, the Board also established a Compensation Committee and a Nominating Committee.

Board Member Compensation Following is a summary of fees, cash payments, stock awards, and other reimbursements to Directors during the year ended December 31, 2021:

Directors Compensation

Name and Principal Position	Fees Earned paid in Cash	Fees Earned paid in Stock	Total Fees, Awards and Other Compensation
Russell Lawrence, President	$-	$22,500	$22,500.00
Hartmut, Baitis, Director	-	22,500	22,500
Dr. Blaise Aguirre, Director	-	22,500	22,500
L. Joseph Bardswich, Director	-	22,500	22,500
Christopher Park, Director	-	22,500	22,500
Total	$-	$112,500	$112,500

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s executive officers and its directors. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at: United States Antimony Corporation, P.O. Box 643, Thompson Falls, MT 59873.

Item 11 Executive Compensation

Summary Compensation Table

The Securities and Exchange Commission requires the following table setting forth the compensation paid by USAC to its principal executive officer for fiscal years ended December 31, 2021 and 2020.

INSERT NEW TABLE

Compensation for all executive officers, except for the President/CEO position, is recommended to the compensation committee of the Board of Directors by the President/CEO. The compensation committee makes the recommendation for the compensation of the President/CEO. The compensation committee has identified a peer group of mining companies to aid in reviewing the President’s compensation recommendations for executives, and for reviewing the compensation of the President/CEO. The full Board approves the compensation amounts recommended by the compensation committee. Currently, the executive managements’ compensation only includes base salary and health insurance. The Company does not have annual performance-based salary increases, long term performance-based cash incentives, deferred compensation, retirement benefits, or disability benefits.

The President receives restricted stock awards for his services as Board members.

There were not any outstanding equity awards or plan based awards to officers or directors as of December 31, 2021.

John Lawrence, previous President and Chairman, exercised his warrants at a price of $0.25 per share for 250,000 shares on March 20, 2020. The receipt of $62,500 from the warrants was used to reduce advances payable to Mr. Lawrence.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 26, 2021 by (i) each person who is known by us to beneficially own more than 5% of our Series B, C, and D preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person’s address is c/o United States Antimony Corporation, P.O. Box 643, 47 Cox Gulch, Thompson Falls, Montana 59873.

Insert new table as of 3/28/22

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 28, 2021, are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 106,240,361 shares of common stock, 750,000 shares of Series B Preferred Stock, 177,904 shares of Series C Preferred Stock, and 1,692,672 shares of Series D Preferred Stock outstanding on December 31, 2021. Total voting stock of 108,110,937 shares is a total of all the common stock issued, and all of the Series C and Series D Preferred Stock outstanding at December 31, 2021.

(2)	Includes 4,295,350 shares of common stock and no stock purchase warrants.

(4)	The outstanding Series C and Series D preferred shares carry voting rights equal to the same number of shares of common stock.

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

During the year ended December 31, 2020 and 2019, the Company awarded, but did not issue, common stock with a value of $110,000 and $134,375, respectively, to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $110,000 and $134,375, respectively, in director compensation expense and accrued common stock payable.

During the years ended December 31, 2020 and 2019, the Company issued the Board members 295,463 and 330,183 shares, respectively, of the Company’s common stock for services provided during the previous year which was accrued at December 31, 2019 and 2018.

The Company’s previous President and Chairman, John Lawrence, rented equipment to the Company and charged the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owns. The amount due to Mr. Lawrence as of December 31, 2020 and 2019 was $171,017 and $156,974, respectively. Expenses paid to Mr. Lawrence for the years ended December 31, 2020 and 2019 were $1,533 and $9,799, respectively

During 2019, John Lawrence made advances to the Company totaling $227,200, of which $170,985 had been repaid as of December 31, 2020, leaving a note balance of $56,215. John C. Gustavsen, CEO, advanced the Company $10,200 during 2019, of which $10,000 had been repaid as of December 31, 2020, leaving a balance of $200.

Item 14 Principal Accountant Fees and Services

The Company’s Board of Directors and audit committee reviews and approves audit and permissible non-audit services performed by Assure CPA, LLC., as well as the fees charged by Assure CPA for such services. In its review of non-audit service fees and its appointment of Assure CPA as the Company’s independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining Assure CPA independence. All of the services provided and fees charged by Assure CPA in 2021 were pre-approved by the Board of Directors and its audit committee.

Audit Fees

The aggregate fees billed by Assure CPA for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for 2021 and 2020 were $125,980 and $122,500, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by Assure CPA during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

The aggregate fees billed by Assure CPA during the last two fiscal years for professional services rendered by Assure CPA for tax compliance for 2021 and 2020 were $11,500 and $12,100, respectively.

All Other Fees

There were $9,965 in other fees billed by Assure CPA during 2021 and $1,123 during 2020.

Item 15. Exhibits and Reports on Form 8-K

Exhibit Number	Description

Auditor Firm ID (PCAOB 444)

3.01	Articles of Incorporation of USAC, filed as an exhibit to USAC's Form 10-KSB for the fiscal year ended December 31, 1995 (File No.001-08675), are incorporated herein by this reference.

3.02	Amended and Restated Bylaws of USAC, filed as an exhibit to amendment No. 2 to USAC's Form SB-2 Registration Statement (Reg. No. 333-45508) are incorporated herein by this reference.

3.03	Articles of Correction of Restated Articles of Incorporation of USAC.

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

28

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
Certification of John C. Lawrence*

44.1

CERCLA Letter from U.S. Forest Service filed as an exhibit to USAC form 10-QSB for the quarter ended June 30, 2000 (File No. 001-08675) are incorporated herein by this reference and filed as an exhibit to USAC's Form 10-KSB for the year ended December 31, 1995 (File No. 1-8675) is incorporated herein by this reference

_____________________

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

MSHA Actions for the year ended December 31, 2021

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars$)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Saftey and Health Review Commission (yes/no)
Bear River Zeolite	0	0	0	0	0	$0	0	No	No

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION (Registrant)

By	/s/Russell Lawrence	Date: March 31, 2022
Russell Lawrence, President, Director,
and Principal Executive Officer

By	/s/Alicia Hill	Date: March 31, 2022
Alicia Hill, Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Russell Lawrence	Date:	March 31, 2022
Russell Lawrence, Director and President
(Principal Executive)

By:	/s/Hart Baitis	Date:	March 31, 2022
Hart Baitis, Director

By:	/s/ Blaise Aguirre	Date:	March 31, 2022
Blaise Aguirre, Director

By:	/s/ Joseph Bardswich	Date:	March 31, 2022
Joseph Bardswich, Director

By:	/s/ Christopher Park	Date:	March 31, 2022
Christopher Park, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of United States Antimony Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Evaluation of properties, plants, and equipment for impairment triggering events

As discussed in Note 2 to the consolidated financial statements, the Company evaluates properties, plants, and equipment (“PPE”) to identify events or changes in circumstances, referred to as triggering events, that indicate the carrying value of PPE may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount of PPE is not recoverable. As of December 31, 2021, the carrying value of properties, plants and equipment, net was approximately $11.1 million.

We identified the evaluation of PPE for impairment triggering events as a critical audit matter. A high degree of subjective auditor judgment was required in evaluating the Company’s assessment of current operations, financial results and historical projections, current industry and market conditions, and relevant industry data for impairment indicators.

The following are the primary procedures we performed to address this critical audit matter.

•	We evaluated the Company’s process of identifying and assessing potential triggering events, including the Company’s assessment of current operations, financial results and historical projections, current industry and market conditions, and relevant industry data.

•	We evaluated the Company’s identification and assessment of triggering events by evaluating current period operations, financial results and historical projections, including current industry and market considerations.

We compared relevant industry data used by the Company to external sources, including market index data.

•	We evaluated the Company’s analysis over the factors and considered whether the Company omitted any significant internal or external elements in its evaluation.

/s/ Assure CPA, LLC

Spokane, Washington

March 31, 2022

We have served as the Company’s independent auditor since 1998.

United States Antimony Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, 2021 and 2020

ASSETS
	2021	2020
Current assets:
Cash and cash equivalents	$21,363,048	$665,102
Certificates of deposit	259,210	254,212
Accounts receivable	891,314	238,634
Inventories (Note 4)	1,055,420	650,213
Total current assets	23,568,992	1,808,161

Properties, plants and equipment, net	11,133,733	11,225,594
Restricted cash for reclamation bonds	57,281	57,275
IVA receivable and other assets	242,721	208,472
Total assets	$35,002,727	$13,299,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$-	$86,685
Accounts payable	1,385,752	1,876,874
Payable to related parties	-	227,432
Accrued liabilities	621,873	635,626
Notes payable to bank	-	100,000
Export tax assessment payable (Note 11)	-	1,120,730
Hillgrove advances payable (Note 8)	-	378,074
Long-term debt, current portion	13,230	52,122
Total current liabilities	2,020,855	4,477,543

Long-term debt, net of current portion	201,920	34,304
Hillgrove advances payable (Note 10)	-	756,147
CARES Act note payable (Note 15)	-	443,400
Stock payable to directors for services	112,500	110,000
Asset retirement obligations and accrued reclamation costs	298,649	291,719
Total liabilities	2,633,924	6,113,113
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding		-
Series B: 750,000 shares issued and outstanding
(liquidation preference $952,500 and $945,000 respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,692,672 and 1,751,005 shares issued and outstanding
(liquidation preference $4,979,632 and $5,084,770
respectively)	16,926	17,509
Common stock, $0.01 par value, 150,000,000 shares authorized;
106,240,361 and 75,949,757 shares issued and outstanding, respectively	1,062,402	759,496
Additional paid-in capital	63,991,459	39,050,899
Accumulated deficit	(32,711,263)	(32,650,794)
Total stockholders' equity	32,368,803	7,186,389
Total liabilities and stockholders' equity	$35,002,727	$13,299,502

United States Antimony Corporation and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2021 and 2020

	2021		2020

REVENUES	$7,747,506		$5,235,530

COST OF REVENUES	6,908,901		5,029,832

GROSS PROFIT	838,605		205,698

OPERATING EXPENSES:
General and administrative	677,558		607,365
Exploration expense	-		165,183
Salaries and benefits	298,506		367,491
Export tax assessment (Note 11)	-		1,120,920
Other operating expenses	184,037		684,361
Professional fees	264,502		246,618
Loss on disposal of assets	74,259		318,502
TOTAL OPERATING EXPENSES	1,498,862		3,510,440

LOSS FROM OPERATIONS	(660,257)		(3,304,742)

OTHER INCOME (EXPENSE):
Interest expense	(5,539)		(17,991)
Other income	48,505		35,929
Gain on forgiveness of CARES Act Debt (Note 15)	443,400		-
Gain on settlement of Hillgrove Advance (Note 8)	113,422		-
TOTAL OTHER INCOME	599,788		17,938

NET LOSS	(60,469)		(3,286,804)
Preferred dividends	(48,194)	#	(48,649)

Net loss available to common stockholders	$(108,663)		$(3,335,453)

Net loss per share of common stock:
Basic and diluted	Nil		$(0.05)

Weighted average shares outstanding:
Basic and diluted	102,835,574		72,513,814

The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

For the years ended December 31, 2021 and 2020

					Additional		Total
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, January 1, 2020	2,678,909	$26,788	69,661,436	$696,614	$37,107,730	$(29,363,990)	$8,467,142
Issuance of common stock upon exercise of warrants	-	-	250,000	2,500	60,000	-	62,500
Issuance of common stock to Directors	-	-	295,463	2,954	127,529	-	130,483
Issuance of common stock and warrants for cash	-	-	5,742,858	57,428	1,952,572	-	2,010,000
Common stock issuance costs	-	-	-	-	(196,932)	-	(196,932)
Net loss	-	-	-	-	-	(3,286,804)	(3,286,804)
Balances, December 31, 2020	2,678,909	$26,788	75,949,757	759,496	$39,050,899	$(32,650,794)	$7,186,389
Issuance for common stock for cash (Note 9)	-	-	26,290,000	262,900	24,734,100	-	24,997,000
Issuance of common stock to Directors (Note 9)	-	-	112,610.00	1,126	108,874	-	110,000
Common stock issuance costs (Note 9)	-	-	-	-	(1,654,822)	-	(1,654,822)
Common stock issued upon exercise of warrants (Note 9)	-	-	3,765,477.00	37,655	1,753,050	-	1,790,705
Conversion of preferred shares to common shares (Note 9)	(58,333)	(583)	58,333.00	583	-	-	-
Series D preferred dividend paid in common shares (Note 9)	-	-	64,184.00	642	(642)	-	-
Net loss	-	-	-	-	-	(60,469)	(60,469)
Balances, December 31, 2021	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	$(32,711,263)	$32,368,803

 The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2021 and 2020

	2021	2020
Cash Flows From Operating Activities:
Net loss	$(60,469)	$(3,286,804)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	880,880	885,843
Loss on mineral properties	-	318,502
Accretion of asset retirement obligation	6,930	7,851
Common stock payable for directors' fees	112,500	106,108
Gain on settlement of Hillgrove advance	(113,422)	-
Gain of forgiveness of Cares Act debt	(443,400)	-
Loss on disposal of assets	74,259	-
Other non cash items	-	(660)
Change in:
Accounts receivable, net	(652,680)	45,819
Inventories	(405,207)	(23,969)
IVA receivable and other assets	(34,249)	(38,361)
Accounts payable	(491,120)	(452,103)
Accrued liabilities	(13,753)	(2,662)
Export tax assessment payable	(1,120,730)	1,120,730
Payables to related parties	(171,016)	14,042
Net cash used by operating activities	(2,431,477)	(1,305,664)
Cash Flows From Investing Activities:
Proceeds from redemption of certificates of deposit	210,002	-
Purchase of certificate of deposit	(215,000)	-
Purchases of properties, plants and equipment	(648,128)	(243,091)
Net cash used by investing activities	(653,126)	(243,091)
Cash Flows From Financing Activities:
Change in checks issued and payable	(86,685)	69,052
Proceeds from issuance of common stock and warrants, net of issuance costs	23,342,178	1,813,068
Proceeds from exercise of warrants	1,790,705	-
Payments on Hillgrove advances payable	(1,020,799)	-
Payments on advances from related party	(56,418)	(83,419)
Proceeds from note payable-SBA	-	443,400
Proceeds from notes payable to bank, net of payments	(100,000)	(97,066)
Principal payments on long-term debt	(86,426)	(46,670)
Net cash provided by financing activities	23,782,555	2,098,365
NET INCREASE IN CASH AND CASH EQUIVALENTS	20,697,952	549,610
Cash and cash equivalents and restricted cash at beginning of year	722,377	172,767
Cash and cash equivalents and restricted cash at end of year	$21,420,329	$722,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$5,539	$17,991
Noncash investing and financing activities:
Common stock payable issued to directors	110,000	130,483
Payable to related party satisfied with exercise of stock
purchase warrant	-	62,500
Building purchased with note payable	215,150	-

 The accompanying notes are an integral part of these consolidated financial statements.

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

1. Background of Company and Basis of Presentation

AGAU Mines, Inc., predecessor of United States Antimony Corporation (“USAC” or “the Company”), was incorporated in June 1968 as a Delaware corporation to mine gold and silver. USAC was incorporated in Montana in January 1970 to mine and produce antimony products. In June 1973, AGAU Mines, Inc. was merged into USAC. In December 1983, the Company suspended its antimony mining operations when it became possible to purchase antimony raw materials more economically from foreign sources. The principal business of the Company has been the production and sale of antimony products.

During 2000, the Company formed a 75% owned subsidiary, Bear River Zeolite Company (“BRZ”), to mine and market zeolite and zeolite products from a mineral deposit in southeastern Idaho. In 2001, an operating plant was constructed at the zeolite site and zeolite production and sales commenced. During 2002, the Company acquired the remaining 25% of BRZ and continued to produce and sell zeolite products.

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

COVID-19 Coronavirus Pandemic Response and Impact

Following the outbreak of the COVID-19 coronavirus global pandemic (“COVID-19”) in early 2020, in March 2020 the U.S. Centers for Disease Control issued guidelines to mitigate the spread and health consequences of COVID-19. The Company implemented changes to its operations and business practices to follow the guidelines and minimize physical interaction, including using technology to allow employees to work from home when possible and altering production procedures and schedules, asset maintenance, and limiting discretionary spending. We continue to monitor guidance from federal, state, local and foreign governments and public health authorities and may need to take additional actions based on their recommendations. The extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the duration and spread of the outbreak and the success of the current vaccination programs, all of which are uncertain.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of its wholly-owned subsidiaries BRZ, USAMSA, AM, Stibnite Holding Company US Inc., and Antimony Mining and Milling US LLC. All intercompany balances and transactions are eliminated in consolidation.

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

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Cash and Cash Equivalents

The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2021 and 2020, restricted cash for reclamation bonds of $57,281 and $57,275 are included in cash and cash equivalents and restricted cash balances on the statements of cash flows

            Restricted Cash

Restricted cash at December 31, 2021 and 2020 consists of cash held for reclamation performance bonds and is held in certificates of deposit with financial institutions.

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

            Inventories

Inventories at December 31, 2021 and 2020 consisted of finished antimony products, antimony metal, antimony concentrates, antimony ore, and finished zeolite products, and are stated at the lower of first-in, first-out weighted average cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight allocated based on production quantity. Stockpiled ore is carried at the lower of average cost or net realizable value. Since the Company’s antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company’s control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories. The Company periodically reviews its inventories to identify excess and obsolete inventories and to estimate reserves for obsolete inventories as necessary to reflect inventories at net realizable value.

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

The costs to obtain the legal right to explore, extract and retain at least a portion of the benefits from mineral deposits are capitalized as mineral rights in the year of acquisition. These capitalized costs are amortized on the statement of operations using the straight-line method over the expected life of the mineral deposit when placed into production. Mineral rights are assessed for impairment when facts and circumstances indicate that the potential for impairment exists. Mineral rights are subject to write down in the period the property is abandoned. Mineral properties are amortized over the estimated economic life of the mineral resource using the straight-line method, based upon estimated lives of the properties, or the units-of-production method, based upon estimated units of mineral resource.

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Asset Retirement Obligations and Reclamation Costs

All of the Company’s mining operations are subject to reclamation and remediation requirements. Minimum standards for mine reclamation have been established by various governmental agencies. Costs are estimated based primarily upon environmental and regulatory requirements and are accrued. The liability for reclamation is classified as current or noncurrent based on the expected timing of expenditures. Reclamation differs from an asset retirement obligation in that no associated asset is recorded in the case of reclamation liabilities.

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

The Company records the fair value of an asset retirement obligation as a liability in the period in which the Company incurs a legal obligation for the retirement of long-lived assets if it is probable that such costs will be incurred and they are reasonably estimable. A corresponding asset is also recorded and depreciated over the life of the assets on a straight-line basis. After the initial measurement of the asset retirement obligation, the liability will be adjusted to reflect changes in the estimated future cash flows underlying the obligation. Determination of any amounts included in determination of fair value is based upon numerous estimates and assumptions, including future retirement costs, future inflation rates, and the Company’s credit-adjusted risk-free interest rates.

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible preferred stock. For the years ended December 31, 2020 and 2020, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

	December 31, 2021	December 31, 2020
Warrants	12,489,922	6,194,899
Convertible preferred stock	1,692,672	1,751,005
Total possible dilution	14,182,594	7,945,904

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, certificates of deposits, and restricted cash. The carrying value of these instruments approximates fair value based on their contractual terms.

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.The Company has no financial assets or liabilities that are adjusted to fair value on a recurring basis.

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

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

3. Revenue Recognition

Sales of products for the years ended December 31, 2021 and 2020, were as follows:

	Year ended December 31,
	2021	2020
Antimony	$4,815,524	$2,942,628
Zeolite	2,593,641	2,118,823
Precious metals	338,341	174,079
	$7,747,506	$5,235,530

All precious metals sales of $338,341 were from one customer, Teck Americans, Inc.

The following is sales information by geographic area based on the location of customers for the years ended December 31, 2021 and 2020.

	Year ended December 31,
	2021	2020
United States	$6,795,778	$4,662,841
Canada	951,728	572,689
Mexico	-	-
	$7,747,506	$5,235,530

Sales of products to significant customers were as follows for the years ended December 31, 2021 and 2020:

	For the year ended December 31,
Sales to largest customers	2021	2020
Company A	1,728,406	$417,501
Company B	1,141,608	589,384
Company C	850,301	-
Company D	518,227	638,846
	$4,238,542	$1,645,731
% of Total Revenues	55%	31%

Accounts receivable from the Company’s largest customers were as follows for December 31, 2021 and 2020:

	December 31,
Largest Accounts Receivable	2021	2020
Company C	$477,957	$-
Company E	104,644	68,055
Total	$582,601	$68,055
% of Total Receivables	65.4%	29%

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

4. Inventories

The major components of the Company’s inventories at December 31, 2021 and 2020 were as follows:

	2021	2020
Antimony Oxide	$234,461	$67,377
Antimony Metal	439,086	268,100
Antimony Ore	119,046	95,880
Total antimony	792,593	431,357
Zeolite	262,827	218,856
Total inventory	$1,055,420	$650,213

At December 31, 2021 and 2020, antimony metal consisted principally of recast metal from antimony-based compounds, and metal purchased from foreign suppliers. Antimony oxide inventory consisted of finished product oxide held at the Company’s plant. Antimony concentrates and ore were held primarily at sites in Mexico and are essentially raw material. At December 31, 2020, the antimony oxide and ore inventory in Mexico was valued at estimated net realizable value resulting in write-downs of $13,137.

5. Properties, Plants and Equipment

The major components of the Company’s properties, plants and equipment by segment at December 31, 2021 and 2020 are shown below:

	Antimony Segment		Zeolite Segment	Precious Metals
2021	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$837,830	$8,757,775	$4,107,641	$1,330,394	$15,033,640
Buildings	247,210	613,449	729,930	-	1,590,589
Mineral rights and interests	-	848,012	3,664	-	851,676
Land and other	3,274,572	2,478,044	15,310	-	5,767,926
	4,359,612	12,697,280	4,856,545	1,330,394	23,243,831
Accumulated depreciation	(2,732,809)	(5,622,555)	(3,314,658)	(440,076)	(12,110,098)
	$1,626,803	$7,074,725	$1,541,887	$890,318	$11,133,733

	Antimony Segment		Zeolite Segment	Precious Metals
2020	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$815,737	$8,757,775	$3,743,051	$1,266,697	$14,583,260
Buildings	247,210	613,449	410,780	-	1,271,439
Mineral rights and interests	-	828,523	3,664	-	832,187
Land and other	3,274,572	2,478,044	15,310	-	5,767,926
	4,337,519	12,677,791	4,172,805	1,266,697	22,454,812
Accumulated depreciation	(2,699,781)	(5,042,381)	(3,154,244)	(332,812)	(11,229,218)
	$1,637,738	$7,635,410	$1,018,561	$933,885	$11,225,594

	2021	2020
United States	$3,276,155	$2,787,181
Mexico	7,857,578	8,438,413
Total	$11,133,733	$11,225,594

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The Company’s precious metals segment includes properties, plants and equipment in both the United States and Mexico. In the third quarter of 2020, the Company decided not to renew the lease at the Wadley Mining district in Mexico due to continuing low market price for antimony and to reduce Mexican antimony production while seeking other lower cost sources of antimony ore and concentrates. The net carrying value of the mineral lease of $318,502 was recognized as a loss on disposal of asset during the year ended December 31, 2020.

At December 31, 2021 and 2020, the Company had $665,175 and $755,978, respectively, of assets that were not yet placed in service and have not yet been depreciated.

6. Asset Retirement Obligation and Accrued Reclamation Costs

Changes to the asset retirement obligation balance during 2021 and 2020 are as follows:

Asset Retirement Obligation

Balance December 31, 2019	$176,368
Accretion during 2020	7,851
Balance December 31, 2020	184,219
Accretion during 2021	6,930
Balance December 31, 2021	$191,149

The Company’s total asset retirement obligation and accrued reclamation costs of $298,649 and $291,719, at December 31, 2021 and 2020, respectively, include reclamation obligations for the Idaho and Montana operations of $107,500.

7. Debt:

Long-term debt at December 31, 2021 and 2020 is as follows:

	2021	2020
Note payable to Zeo Inc., non interest bearing,
payable in 11 quarterly installments of $8,300 with a final payment of $8,700;
maturing December 2022; uncollateralized.	$-	$66,800
Note payable to Cat Financial Services, bearing interest at 6%;
payable in monthly installments of $778; maturing
December 2022; collateralized by equipment.	-	17,480
Note payable to Phyllis Rice, bearing interest
at 1%; payable in monthly installments of $2,000; originally maturing
March 2015; collateralized by equipment.	-	2,146
Promissory note payable to First Security Bank of Missoula,
bearing interest at 2.25%, payable in 59 monthly installments of $1,409 with a final payment of $152,726 maturing November 9, 2026; collateralized by a
lien on Certificate of Deposit	215,150	-
Total debt	$215,150	$86,426
Less current portion	(13,230)	(52,122)
Long-term portion	$201,920	$34,304

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

At December 31, 2021, principal payments on debt are due as follows:

12 Months Ending December 31,	Principal Payment
2022	$13,230
2023	12,497
2024	12,769
2025	13,071
2026	163,583
$215,150

At December 31, 2020, the Company had a note payable to First Security Bank of Missoula for $'000 which was collateralized by a lien on a certificate of deposit. This note was paid in full during 2021.

8. Hillgrove Advances Payable

On November 7, 2014, the Company entered into an advance and concentrate processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) in which the Company was advanced funds from Hillgrove to build facilities to process Hillgrove antimony concentrate. The agreement required the Company to pay the advance balance after Hillgrove issues a stop notice. Payments would begin 90 days after the stop notice issue date and be made in six equal and quarterly installments. Hillgrove was acquired by Red River Resources LTD (“Red River”) during 2019. The balance of the advance liability due was $1,134,221 at December 31, 2020.

In April 2021, the Company successfully negotiated a settlement with Red River for an agreed upon amount of $1,020,799 which was paid on paid on April 8, 2021. The Company recognized a gain on settlement of the advance in the amount of $113,422 during the year ended December 31, 2021.

9. Stockholders’ Equity

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

In February 2021, the Company sold shares of its common stock in two separate transactions: On February 3, 2021, 15,300,000 shares were sold at $0.70 for gross proceeds of $10,710,000; and on February 18, 2021, 10,990,000 shares were sold at $1.30 for gross proceeds of $14,287,000. A total of $1,654,822 of cash issuance costs were incurred on these sales. Total warrants of 10,060,500 were issued in connection with the offerings.

During the years ended December 31, 2021 and 2020, the Company received proceeds of $1,790,706 and $62,500, respectively, from the issuance of shares of its common stock upon the exercise of warrants.

Issuance of Common Stock for Services to Officers and Directors

In June 2020, the Company issued the Board members 295,463 shares of the Company’s common stock for services provided during 2019 which was accrued at December 31, 2019, with a value of $130,483.

During the year ended December 31, 2020, the Company awarded, but did not issue, common stock with a value of $110,000 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $110,000 in director compensation expense and accrued common stock payable as of December 31, 2020. During the year ended December 31, 2021, the Company issued 112,610 shares of common stock to the board of directors to satisfy the directors’ fees payable of $110,000 that were outstanding at December 31, 2020

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

During the year ended December 31, 2021, the Company awarded, but did not issue, common stock with a value of $112,500 to its Board of Directors as compensation for their services as directors. In connection with the issuances, the Company recorded $112,500 in director compensation expense and accrued common stock payable.

Common Stock Warrants

The Company’s Board of Directors has the authority to issue stock warrants for the purchase of preferred or unregistered common stock to directors and employees of the Company.

At December 31, 2019, warrants for purchase of 250,000 shares of the Company’s common stock for $0.25 per share were outstanding. These warrants were owned by the Company’s previous President and Chairman, John Lawrence. The warrants were exercised on March 18, 2020 in exchange for a reduction in an amount payable to Mr. Lawrence.

In July 2020, warrants for purchase of 5,742,858 shares of the Company’s common stock were sold with shares of common stock. The warrants have an exercise price of $0.46 per share and expire in 2025. The warrants can be exercised on a cashless basis. The warrants contain a repricing provision whereby if the Company raises at least $6,000,000 in gross proceeds from the sale of its common stock at an effective price per share less than the warrants’ exercise price, the exercise price of the warrants will be repriced to the lower price.

In February 2021, concurrent with sale of common stock, the Company issued warrants to purchase 7,650,000 shares of common stock at an exercise price of $0.85 per share. The warrants are initially exercisable six months following issuance and expire five and one-half years from the issuance date. In connection with the February 2021 sales of common stock, the Company also issued 1,606,500 warrants with an exercise price of $0.85 and 804,000 warrants with an exercise price of $0.46 as commission to the placement agent.

Transactions in common stock purchase warrants for the years ended December 31, 2021 and 2020 are as follows:

	Number of Warrants	Exercise Prices
Balance, December 31, 2019	702,041	$0.46 - $0.65
Warrants issued	5,742,858	$0.65
Warrants exercised	(250,000)	$0.25
Balance, December 31, 2020	6,194,899	$0.65
Warrants issued	10,060,500	0.46 - $0.85
Warrants exercised	(3,765,477)	$0.46 - $0.65
Balance, December 31, 2021	12,489,922	$0.75

The composition of the Company’s warrants outstanding at December 31, 2021 is as follows:

Number of warrants	Exercise price	Expiration date	Remaining life (years)
143,707	$0.65	12-08-2022	0.61
2,285,715	0.46	31-07-2025	3.58
804,000	0.46	27-01-2026	4.08
7,650,000	0.85	03-08-2026	4.59
1,606,500	0.85	01-02-2026	4.09
12,489,922

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Preferred Stock

The Company’s Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Series B

During 1993, the Board established a Series B preferred stock, consisting of 750,000 shares. The Series B preferred stock has preference over the Company’s common stock and Series A preferred stock (none of which are outstanding); has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors. During each of the years ended December 31, 2021 and 2020 the Company recognized $7,500 in Series B preferred stock dividend. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. The Series B Preferred stock is no longer convertible to shares of the Company’s common stock. At December 31, 2021 and 2020, cumulative dividends in arrears on the outstanding Series B shares were $202,500 and $195,000, respectively.

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

During the year ended December 31, 2021, 58,333 shares of Series D preferred stock was converted to 58,333 shares of the Company’s common stock. As part of this conversion, the shareholder was issued 64,184 shares of the Company’s common stock to satisfy cumulative dividends associated with the preferred shares.

At December 31, 2021 and 2020, the cumulative dividends in arrears on the outstanding Series D shares were $747,952 and $707,258, respectively, payable if and when declared by the Board of Directors.

In the event of dissolution or liquidation of the Company, the preferential amount payable to Series D preferred stockholders is $2.50 per share. At December 31, 2021 and 2020, the liquidation preference for Series D preferred stock was $4,979,632 and $5,084,770, respectively. Holders of the Series D preferred stock have the right, subject to the availability of authorized but unissued common stock, to convert their shares into shares of the Company’s common stock on a one-to-one basis without payment of additional consideration and are not redeemable unless by mutual consent. The majority of Series D preferred shares are held by the estate of John Lawrence, the previous President and Chairman of the Company.

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

10. 2000 Stock Plan

In January 2000, the Company’s Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan (“the Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants to promote the success of the Company’s business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000. At December 31, 2021 and 2020, 300,000 shares of the Company’s common stock had been previously issued under the Plan. There were no issuances under the Plan during 2021 and 2020.

11. Income and Other Taxes

During the year ended December 31, 2021 and 2020, the Company recognized no income tax benefit (provision).

Domestic and foreign components of net loss from operations before income taxes for the years ended December 31, 2021 and 2020, are as follows:

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax net loss for the years ended December 31, 2021 and 2020 due to the following:

At December 31, 2020 and 2019, the Company had net deferred tax assets as follows:

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

At December 31, 2021 and 2020, the Company had deferred tax assets arising principally from net operating loss carry forwards for income tax purposes. As management cannot determine that it is more likely than not the benefit of the net deferred tax asset will be realized, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at December 31, 2021 and 2020.

At December 31, 2021, the Company has federal net operating loss (“NOL”) carry forwards of approximately $290,000 that expire at various dates between 2036 and 2037. In addition, the Company has federal NOL carry forwards of $666,000 that will never expire but utilization of which is limited to 80% of taxable income in any future year. The Company has Montana state NOL carry forwards of approximately $2.3 million which expire between 2022 and 2026, and Idaho state NOL carry forwards of approximately $1.4 million, which expire between 2033 and 2035. The Company has approximately $5.2 million of Mexican NOL carry forwards which expire between 2025 and 2030.

In 2018, the Company acquired two subsidiaries have net operating loss carryforwards in Mexico of approximately $800,000. Due to limitations, it is likely that a portion of this carryforward will not be available to offset the Company’s future taxable income in Mexico.

During the years ended December 31, 2021 and 2020, there were no material uncertain tax positions taken by the Company. The Company’s United States income tax filings are subject to examination for the years 2019 through 2021, and 2018 through 2021 in Mexico. The Company charges penalties on assessments to general and administrative expense and charges interest to interest expense.

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

In early 2019, the Company was notified that SAT re-opened its assessment of USAMSA’s 2013 income tax return and, in November 2019, SAT assessed the Company $16.3 million pesos, which was approximately $795,000 USD as of December 31, 2021.

Management reviewed the 2019 assessment notice from SAT and, similar to the earlier assessment, believes the findings have no merit. An appeal was filed by the Company in November 2019 suspending SAT from taking immediate action regarding the assessment. The Company posted a guarantee of the amount in March 2020 as is required under the appeal process. In August 2020, the Company filed a lawsuit against SAT for resolution of the process and, in December 2020, filed closing arguments. Management expects the appeal process to continue through 2022.

At December 31, 2021, management assessed the possible outcomes for this tax audit and believes, based on discussions with its tax attorney in Mexico, that the most likely outcome will be that the Company will be successful in its appeal resulting in no tax due. Management determined that no amount should be accrued at December 31, 2021 or December 31, 2020 relating to this potential tax liability. There can be no assurance that the Company’s ultimate liability, if any, will not have a material adverse effect on the Company’s results of operations or financial position.

If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will adjust its current net operating loss carryforward, or accrue penalties, interest, and tax associated with the assessment.

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Other Taxes

In 2016, USAMSA imported coal from the United States to its smelter in Mexico to process Australian concentrates associated with the Hillgrove agreement (Note 9). At that time, the Company applied for and was granted a Maquiladora (IMMEX), in accordance with a Manufacturing and Export Services Industry program offered by the Mexican government to attract and promote foreign investment in Mexico. With the IMMEX, all imported goods to Mexico that are also exported in altered form are exempt from the requirement of paying the 16% tax (IVA). The Company did not pay IVA on any of the imported coal used to process the Australian concentrates. In 2020, the Company was informed by the SAT that it owed the 16% IVA money for all the coal imported for the processing of the Australian concentrates. Additionally, there were penalties and fees that SAT added to the total amount. In late 2020, the Company filed a motion before the Taxpayer’s Defense Agency (PRODECON), but the motion was denied. To avoid exorbitant penalties, the Company elected to pay the assessed amount in early 2021. For the year ended December 31, 2020, the Company recognized an export tax expense of $1,120,730 and accrued a liability for this assessment. The amount was paid in early 2021.

12. Related-Party Transactions

John Lawrence, the Company’s previous Chief Executive Officer and Chairman of the Board of Directors, rented equipment to the Company and charged the Company for lodging and meals provided to consultants, customers and other parties by an entity that Mr. Lawrence owned. The amount due to Mr. Lawrence as of December 31, 2020 was $171,017. During 2021, the Company paid the full amount of $171,017 to John Lawrence’s estate for reimbursement of these expenses. Expenses paid to Mr. Lawrence for the year ended December 31, 2020 were $1,533. During 2020, an advance of $56,215 due to John Lawrence was satisfied with the exercise of a warrant held by Mr. Lawrence for 250,000 shares of common stock at an exercise price of $0.25 or $62,500.

During the year ended December 31, 2021, Russ Lawrence, President and Director, incurred expenses of $24,510 and charged the Company for lodging and meals provided to visiting Board of Directors by an entity that Russ Lawrence owns. During the year ended December 31, 2021, the Company paid Russ Lawrence $27,290, leaving a balance due of $1,846 which is included in accounts payable on the balance sheet.

13. Commitments and Contingencies

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At December 31, 2021 and 2020, the Company had accrued liabilities of $Nil and $246, respectively, relating to such assessments.

The Company pays various royalties on the sale of zeolite products. On a combined basis, royalties vary from 8%-13%. During the year ended December 31, 2021 and 2020, the Company had royalty expense of $262,861 and $224,875, respectively. At December 31, 2021 and 2020, the Company had accrued royalties payable of $346,242 and $434,981, respectively. The Company is currently in negotiations with certain royalty holders to modify the terms of the agreements.

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Segment disclosures regarding sales to major customers and for property, plant, and equipment are located in Notes 3 and 6, respectively.

	For the years ended December 31,
Total Assets:	2021	2020
Antimony
United States	$24,130,347	$2,798,283
Mexico	7,771,515	7,953,190
Subtotal antimony	31,901,863	10,751,473
Precious metals
United States	$107,464	$130,882
Mexico	782,854	803,003
Subtotal precious metals	890,318	933,885
Zeolite	2,210,546	1,614,144
Total	$35,002,727	$13,299,502

	For the years ended December 31,
	2021	2020
Capital expenditures:
Antimony
United States	$22,092	$32,448
Mexico	19,488	38,456
Subtotal antimony	41,580	70,904
Precious metals
United States	-	10,219
Mexico	63,698	147,978
Subtotal precious metals	63,698	158,197
Zeolite	758,000	13,990
Total	$863,278	$243,091

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Segment Operations for the Year	Antimony	Antimony	Total	Precious
Ended December 31, 2021	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$4,815,524	$-	$4,815,524	$338,341	$2,593,641	$7,747,506

Depreciation and amortization	$33,028	$580,174	$613,202	$107,264	$160,414	$880,880

Income (loss) from operations	$938,914	$(2,027,313)	$(1,088,399)	$231,077	$197,065	$(660,257)

Other income (expense):	489,757	113,422	603,179	-	(3,391)	599,788

NET INCOME (LOSS)	$1,428,671	$(1,913,891)	$(485,220)	$231,077	$193,674	$(60,469)

Segment Operations for the Year	Antimony	Antimony	Total	Precious
Ended December 31, 2020	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$2,942,628	$-	$2,942,628	$174,079	$2,118,823	$5,235,530

Depreciation and amortization	$25,809	$590,579	$616,388	$86,835	$182,620	$885,843

Income (loss) from operations	$192,511	$(3,851,228)	$(3,658,717)	$87,244	$266,731	$(3,304,742)

Other income (expense):	21,808	-	21,808	-	(3,870)	17,938

NET INCOME (LOSS)	$214,319	$(3,851,228)	$(3,636,909)	$87,244	$262,861	$(3,286,804)

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

15. CARES Act Loan

On April 20, 2020, the Company received a loan of $443,400 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 20, 2020 had a maturity date on April 19, 2022 and an interest rate of 1% per annum. The loan was to be forgiven under the provisions of the CARES Act if the Company used the funds for qualifying expenses. Qualifying expenses included payroll costs, costs used to continue group health care benefits, rent and utilities.

During the year ended December 31, 2021, the Company received notification that the loan had been forgiven. The amount of the loan, $443,400, was recognized as gain on forgiveness of the CARES Act loan.

16. Subsequent Events

None to my knowledge

