Form 10-K/A
period 2021-12-31
UNITED STATES ANTIMONY CORP
filed 2022-04-04
CIK 101538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $99,367,662, based on the reported last sale price of common stock on June 30, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of March 31, 2022: 106,240,361

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (“Form 10-K”).    The sole purpose of this amendment is to reflect final clerical changes to the document that were inadvertently omitted in the Form 10-K.   In addition, certain tables that did not present properly in the Form 10-K have been corrected.   The following final changes have been included in this amendment:

Cover page	Market capitalization at June 30, 2021
Part II, Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8	Financial Statements, Note 10 Income Taxes (table only)
Part III, Item 10	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act
Part III, Item 12	Security Ownership of Certain Beneficial Owners and Management

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update any disclosures in the Form 10-K that may be affected by such events.

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

The following are highlights of the significant changes during 2021:

Antimony:

•	The sale of antimony during 2021 was 911,079 pounds compared to 815,310 pounds in 2020, an increase of 11.7%.

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

Zeolite:

During 2021, the Company sold 11,747 tons compared to 10,661 tons in 2020, an increase of 1,086 tons (10.1%). Bear River Zeolite (“BRZ”) realized a gross profit of $340,806 (13.1% of sales) in 2021 compared to a gross profit of $323,780 (15.3% of sales) in 2020. Net income for the BRZ segment was $193,674 for the year ended December 31, 2021 compared to $262,861 for the year ended December 31, 2020.

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

•

On November 7, 2014, the Company entered into an advance and concentrate processing agreement with Hillgrove Mines Pty Ltd of Australia (Hillgrove) in which the Company was advanced funds from Hillgrove to build facilities to process Hillgrove antimony concentrate. The balance of the advance liability due was $1,134,221 at December 31, 2020. In April 2021, the Company successfully negotiated a settlement with Red River for an agreed upon amount of $1,020,799 which was paid on paid on April 8, 2021. The Company recognized a gain on settlement of the advance in the amount of $113,422 during the year ended December 31, 2021 (Note 8)

5

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

Our sales volume of antimony for the years ended December 31, 2021 and 2020 were as follows:

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

During 2020, we saw our average sale price increase by $0.13 per pound from an average of $3.48 per pound for 2019 to an average of $3.61 per pound for 2020. Following the change in management in June and the suppressed price of antimony, the Company temporarily suspended sale of antimony oxide. This decision was made principally in order to minimize the loss per pound in sales at a time for which our production acquisition contracts were being renegotiated. As consequence of these decisions, the Company was, starting in early 2021, obtaining its raw materials from its Mexican sources at a substantial savings as compared to the previous year. These savings were due to the withdrawal of overhead from the staff it had at the Wadley mine.

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

Our sales volume of zeolite for the years ended December 31, 2021 and 2020 were as follows:

Zeolite	2021	2020
Total Revenue - Zeolite	$2,593,641	$2,118,823
Tons of zeolite sold	11,747	10,661
Average Sales Price/Ton	$220.78	$198.75
Average cost per ton	191.77	168.37
Average gross profit per ton	$29.01	$30.37

Our sales volume of zeolite in 2021 was 1,086 tons more than we sold in 2020, an increase of 10%. Our average sales price for the year ended December 31, 2021 increased by $22.03 per ton (11.1%) from 2020. For the year ended December 31, 2021, total sales of zeolite increased by $474,818.

Precious Metals Sales

Our sales volume of precious metals for the years ended December 31, 2021 and 2020 were as follows:

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

EBIDTA schedules by business segment is presented as follows.

Antimony - Combined USA and Mexico	2021		2020
Gross antimony revenue	$4,815,524	100.0%	$2,942,628	100.0%
Cost of sales	(4,548,802)	(94.5%)	(3,147,954)	(107.0%)
Gross profit	266,722	5.5%	(205,326)	(7.0%)
Operating expenses	(1,355,121)	(28.1%)	(3,134,889)	(106.5%)
Non-operating income (expense)	603,179	12.5%	21,808	0.7%
Loss on mineral properties	-	0.0%	(318,502)	(10.8%)
Net loss - antimony	(485,220)	(10.1%)	(3,636,909)	(123.6%)
Interest expense	1,700	0.0%	14,121	0.5%
Depreciation and amortization	613,202	12.7%	616,388	20.9%
EBITDA - antimony	$129,682	2.7%	$(3,006,400)	(102.2%)

Zeolite	2021		2020
Gross zeolite revenue	$2,593,641	100.0%	$2,118,823	100.0%
Cost of sales	(2,252,835)	(86.9%)	(1,795,043)	(84.7%)
Gross profit - zeolite	340,806	13.1%	323,780	15.3%
Operating income (expense)	(143,741)	(5.5%)	(57,049)	(2.7%)
Non-operating expenses	(3,391)	(0.1%)	(3,870)	(0.2%)
Net income - zeolite	193,674	7.5%	262,861	12.4%
Interest expense	3,839	0.1%	3,870	0.2%
Depreciation and amortization	160,414	6.2%	182,620	8.6%
EBITDA - zeolite	$357,927	13.8%	$449,351	21.2%

Precious Metals	2021		2020
Gross precious metals revenue	$338,341	100.0%	$174,079	100.0%
Production costs	(107,264)	(31.7%)	(86,835)	(49.9%)
Net income - precious metals	231,077	68.3%	87,244	50.1%
Interest expense	-	0.0%	-	0.0%
Depreciation and amortization	107,264	31.7%	86,835	49.9%
EBITDA - precious metals	$338,341	100.0%	$174,079	100.0%

Company-wide	2021		2020
Gross revenue	$7,747,506	100.0%	$5,235,530	100.0%
Production costs	(6,908,901)	(89.2%)	(5,029,832)	(96.1%)
Operating expenses	(1,498,862)	(19.3%)	(3,191,938)	(61.0%)
Non-operating income (expense)	599,788	7.7%	17,938	0.3%
Loss on mineral properties	-	0.0%	(318,502)	(6.1%)
Net income (loss)	(60,469)	(0.8%)	(3,286,804)	(62.8%)
Interest expense	5,539	0.1%	17,991	0.3%
Depreciation and amortization	880,880	11.4%	885,843	16.9%
EBITDA	$825,950	10.7%	$(2,382,970)	(45.5%)

Financial Condition and Liquidity

	2021	2020

Current assets	$23,568,992	$1,808,161
Current liabilities	(2,020,855)	(4,477,543)
Net Working Capital	$21,548,137	$(2,669,382)

	2021	2020
Cash provided (used) by operations	$(2,431,477)	$(1,305,664)
Cash used by investing:	(653,126)	(243,091)
Cash provided by financing:	23,782,555	2,098,365
Net change in cash and restricted cash	$20,697,952	$549,610

Our net working capital increased $24,217,519 for the year ended December 31, 2021 from a negative amount of $2,669,382 at the beginning of the year to $21,548,137 at the end of the year. Current assets increased due to an increase in cash and cash equivalents. Our current liabilities decreased by $2,456,688 which included a decrease of approximately $662,140 in accounts payables and payables to related parties, a decrease of $1,120,730 due to Mexican export tax liability. Capital improvements were paid for with cash.

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

Item 9B Other information

None

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

During 2011, the Board also established a Compensation Committee and a Nominating Committee.

Board Member Compensation Following is a summary of fees, cash payments, stock awards, and other reimbursements to Directors during the year ended December 31, 2021:

Directors Compensation

Name and Principal Position	Fees Earned paid in Cash	Fees Earned paid in Stock	Total Fees, Awards and Other Compensation
Russell Lawrence, President	$-	$22,500	$22,500
Hartmut, Baitis, Director	-	22,500	22,500
Dr. Blaise Aguirre, Director	-	22,500	22,500
L. Joseph Bardswich, Director	-	22,500	22,500
Christopher Park, Director	-	22,500	22,500
Total	$-	$112,500	$112,500

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

Name and Principal Position	Year	Salary	Bonus	Stock awards (2)	Total
Russell Lawrence, President	2021	$110,000	$-	$22,500	$132,500
	2020	110,000	-	20,000	130,000
	2019	110,000		25,000	135,000
John C. Gustavesen, Interim CEO	2021	100,000	-	-	100,000
	2020	100,000	-	-	100,000
	2019	100,000	-	-	100,000

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

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class (1)	Percent of all Voting Stock
Series B Preferred
	Excel Mineral Company P.O. Box 3800 Santa Barbara, CA 93130	750,000		100%	N/A
Series C Preferred
	Richard A. Woods 59 Penn Circle West Penn Plasa Apts. Pittsburgh, PA 15206	48,305	(4)	27.2%	0.1%
	Dr. Warren A Evans 69 Ponfret Landing Road Brooklyn, CT 06234	32,203	(4)	18.1%	0.05%
	Edward Robinson 1007 Spruce Street, 1st floor Philadelphia, PA 19107	32,203	(4)	18.1%	0.05%
Series C Preferred	All Series C Preferred Shareholders as a Group	177,904		100%	0.2%
Common Stock
	John C. Lawrence	4,551,905	(3)	79.1%	4.3%
	Russell Lawrence	573,974		10.0%	0.5%
	Hart Baitis	520,055		9.0%	0.5%
	Blaise Aguirre	40,210		0.7%	0.0%
	L. Joseph Bardswich	34,031		0.6%	0.0%
	John C. Gustavsen	36,200		0.6%	0.0%
Common Stock	All Directors and Executive Officers as a Group	5,756,375		100%	5.3%
Series D Preferred
	John C. Lawrence	1,590,672		94.0%	1.5%
	Leo Jackson	102,000		6.0%	*
Series D Preferred	All Series D Preferred Shareholders as a Group	1,692,672		100%	1.5%

Common Stock and Preferred Stock w/voting rights	All Directors and Executive Officers as a Group	5,756,375		77.3%	5.4%
	All Preferred Shareholders that are officers or directors	1,692,672		22.7%	1.6%
Common and Preferred Voting Stock		7,449,047		100.0%	7.0%

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

(2)	Includes 4,295,350 shares of common stock and no stock purchase warrants.

(3)	Russell Lawrence is executor of the estate of John Lawrence and holds voting control over associated shares.

(4)	The outstanding Series C and Series D preferred shares carry voting rights equal to the same number of shares of common stock.

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

16

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

UNITED STATES ANTIMONY CORPORATION (Registrant)

By	/s//Kelly J. Stopher	Date: April 4, 2022
Kelly J. Stopher, Chief Financial Officer

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

The following are the primary procedures we performed to address this critical audit matter.

•	We evaluated the Company’s process of identifying and assessing potential triggering events, including the Company’s assessment of current operations, financial results and historical projections, current industry and market conditions, and relevant industry data.

•	We evaluated the Company’s identification and assessment of triggering events by evaluating current period operations, financial results and historical projections, including current industry and market considerations.

•	We compared relevant industry data used by the Company to external sources, including market index data.

•	We evaluated the Company’s analysis over the factors and considered whether the Company omitted any significant internal or external elements in its evaluation.

/s/ Assure CPA, LLC

Spokane, Washington

March 31, 2022

We have served as the Company’s independent auditor since 1998.

United States Antimony Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, 2021 and 2020

ASSETS
	2021	2020
Current assets:
Cash and cash equivalents	$21,363,048	$665,102
Certificates of deposit	259,210	254,212
Accounts receivable	891,314	238,634
Inventories (Note 4)	1,055,420	650,213
Total current assets	23,568,992	1,808,161

Properties, plants and equipment, net	11,133,733	11,225,594
Restricted cash for reclamation bonds	57,281	57,275
IVA receivable and other assets	242,721	208,472
Total assets	$35,002,727	$13,299,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued and payable	$-	$86,685
Accounts payable	1,385,752	1,876,874
Payable to related parties	-	227,432
Accrued liabilities	621,873	635,626
Notes payable to bank	-	100,000
Export tax assessment payable (Note 11)	-	1,120,730
Hillgrove advances payable (Note 8)	-	378,074
Long-term debt, current portion	13,230	52,122
Total current liabilities	2,020,855	4,477,543

Long-term debt, net of current portion	201,920	34,304
Hillgrove advances payable (Note 8)	-	756,147
CARES Act note payable (Note 15)	-	443,400
Stock payable to directors for services	112,500	110,000
Asset retirement obligations and accrued reclamation costs	298,649	291,719
Total liabilities	2,633,924	6,113,113
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: -0- shares issued and outstanding		-
Series B: 750,000 shares issued and outstanding
(liquidation preference $952,500 and $945,000 respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding
(liquidation preference $97,847 both years)	1,779	1,779
Series D: 1,692,672 and 1,751,005 shares issued and outstanding
(liquidation preference $4,979,632 and $5,084,770
respectively)	16,926	17,509
Common stock, $0.01 par value, 150,000,000 shares authorized;
106,240,361 and 75,949,757 shares issued and outstanding, respectively	1,062,402	759,496
Additional paid-in capital	63,991,459	39,050,899
Accumulated deficit	(32,711,263)	(32,650,794)
Total stockholders' equity	32,368,803	7,186,389
Total liabilities and stockholders' equity	$35,002,727	$13,299,502

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

United States Antimony Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

For the years ended December 31, 2021 and 2020

					Additional		Total
	Total Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity

Balances, January 1, 2020	2,678,909	$26,788	69,661,436	$696,614	$37,107,730	$(29,363,990)	$8,467,142
Issuance of common stock upon exercise of warrants	-	-	250,000	2,500	60,000	-	62,500
Issuance of common stock to Directors	-	-	295,463	2,954	127,529	-	130,483
Issuance of common stock and warrants for cash	-	-	5,742,858	57,428	1,952,572	-	2,010,000
Common stock issuance costs	-	-	-	-	(196,932)	-	(196,932)
Net loss	-	-	-	-	-	(3,286,804)	(3,286,804)
Balances, December 31, 2020	2,678,909	$26,788	75,949,757	759,496	$39,050,899	$(32,650,794)	$7,186,389
Issuance for common stock for cash (Note 9)	-	-	26,290,000	262,900	24,734,100	-	24,997,000
Issuance of common stock to Directors (Note 9)	-	-	112,610	1,126	108,874	-	110,000
Common stock issuance costs (Note 9)	-	-	-	-	(1,654,822)	-	(1,654,822)
Common stock issued upon exercise of warrants (Note 9)	-	-	3,765,477	37,655	1,753,050	-	1,790,705
Conversion of preferred shares to common shares (Note 9)	(58,333)	(583)	58,333	583	-	-	-
Series D preferred dividend paid in common shares (Note 9)	-	-	64,184	642	(642)	-	-
Net loss	-	-	-	-	-	(60,469)	(60,469)
Balances, December 31, 2021	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	$(32,711,263)	$32,368,803

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

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including stock options, warrants to purchase the Company’s common stock, and convertible preferred stock. For the years ended December 31, 2021 and 2020, potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share because they were anti-dilutive are as follows:

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

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

3. Revenue Recognition

Sales of products for the years ended December 31, 2021 and 2020, were as follows:

	Year ended December 31,
	2021	2020
Antimony	$4,815,524	$2,942,628
Zeolite	2,593,641	2,118,823
Precious metals	338,341	174,079
	$7,747,506	$5,235,530

All precious metals sales of $338,341 were from one customer, Teck Americans, Inc.

The following is sales information by geographic area based on the location of customers for the years ended December 31, 2021 and 2020.

	Year ended December 31,
	2021	2020
United States	$6,795,778	$4,662,841
Canada	951,728	572,689
Mexico	-	-
	$7,747,506	$5,235,530

Sales of products to significant customers were as follows for the years ended December 31, 2021 and 2020:

	For the year ended December 31,
Sales to largest customers	2021	2020
Company A	1,728,406	$417,501
Company B	1,141,608	589,384
Company C	850,301	-
Company D	518,227	638,846
	$4,238,542	$1,645,731
% of Total Revenues	55%	31%

Accounts receivable from the Company’s largest customers were as follows for December 31, 2021 and 2020:

	December 31,
Largest Accounts Receivable	2021	2020
Company C	$477,957	$-
Company E	104,644	68,055
Total	$582,601	$68,055
% of Total Receivables	65%	29%

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
Note payable to Zeo Inc., non-interest bearing,
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
$215,150

At December 31, 2020, the Company had a notes payable to First Security Bank of Missoula for $100,000 which was collateralized by a lien on a certificate of deposit. These notes were paid in full during 2021.

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

In April 2021, the Company successfully negotiated a settlement with Red River for an agreed upon amount of $1,020,799 which was paid on April 8, 2021. The Company recognized a gain on settlement of the advance in the amount of $113,422 during the year ended December 31, 2021.

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

During the years ended December 31, 2021, the Company received proceeds of $1,790,705 from the issuance of shares of its common stock upon the exercise of warrants.

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

Transactions in common stock purchase warrants for the years ended December 31, 2021 and 2020 are as follows:

	Number of Warrants	Exercise Prices
Balance, December 31, 2019	702,041	$0.46 - $0.65
Warrants issued	5,742,858	$0.65
Warrants exercised	(250,000)	$0.25
Balance, December 31, 2020	6,194,899	$0.65
Warrants issued	10,060,500	0.46 - $0.85
Warrants exercised	(3,765,477)	$0.46 - $0.65
Balance, December 31, 2021	12,489,922	$0.75

The composition of the Company’s warrants outstanding at December 31, 2021 is as follows:

Number of warrants	Exercise price	Expiration date	Remaining life (years)
143,707	$0.65	8/12/2022	0.61
2,285,715	0.46	7/31/2025	3.58
804,000	0.46	1/27/2026	4.08
7,650,000	0.85	3/8/2026	4.59
1,606,500	0.85	2/1/2026	4.09
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

Domestic and foreign components of net income (loss) from operations before income taxes for the years ended December 31, 2021 and 2020, are as follows:

	2021	2020
Domestic	$1,853,423	$564,424
Foreign	(1,913,892)	(3,851,228)
Total	$(60,469)	$(3,286,804)

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax net loss for the years ended December 31, 2021 and 2020 due to the following:

	2021	2020
Tax benefit at federal statutory rate	$(13,000)	(690,000)
State income tax effect	(2,000)	(121,000)
Foreign income tax effect	(127,000)	(279,000)
Non-deductible items	-	-
Non-taxable item - gain on CARES Act loan	(93,000)	-
Percentage depletion	(20,000)	(28,000)
Adj for prior year tax estimate to actual-domestic	44,000	581,000
Adj for prior year tax estimate to actual-foreign	1,431,000	(138,000)
Impact on change in foreign exchange rate	35,000	76,000
Change in valuation allowance - Domestic	(212,000)	(393,000)
Change in valuation allowance - Foreign	(1,043,000)	992,000
Total	$-	$-

At December 31, 2021 and 2020, the Company had net deferred tax assets as follows:

	2021	2020
Deferred tax asset:
Domestic net operating loss carry forward	$485,000	$688,000
Foreign net operating loss carry forward	1,573,000	2,616,000
Deferred tax asset	2,058,000	3,304,000

Valuation allowance (domestic)	(416,000)	(628,000)
Valuation allowance (foreign)	(1,573,000)	(2,616,000)
Total deferred tax asset	69,000	60,000

Deferred tax liability:
Property, plant, and equipment	(68,000)	(58,000)
Other	(1,000)	(2,000)
Total deferred tax liability	(69,000)	(60,000)

Net deferred tax asset	$-	$-

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

At December 31, 2021, the Company has federal net operating loss (“NOL”) carry forwards of approximately $290,000 that expire at various dates between 2036 and 2037. In addition, the Company has federal NOL carry forwards of $666,000 that will never expire but utilization of which is limited to 80% of taxable income in any future year. The Company has Montana state NOL carry forwards of approximately $3.5 million which expire between 2022 and 2026, and Idaho state NOL carry forwards of approximately $1.9 million, which expire between 2033 and 2041. The Company has approximately $5.2 million of Mexican NOL carry forwards which expire between 2025 and 2030.

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

Segment disclosures regarding sales to major customers and for property, plant, and equipment are located in Notes 3 and 6, respectively.

	For the years ended December 31,
Total Assets:	2021	2020
Antimony
United States	$24,130,348	$2,798,283
Mexico	7,771,515	7,953,190
Subtotal antimony	31,901,863	10,751,473
Precious metals
United States	$107,464	$130,882
Mexico	782,854	803,003
Subtotal precious metals	890,318	933,885
Zeolite	2,210,546	1,614,144
Total	$35,002,727	$13,299,502

	For the years ended December 31,
	2021	2020
Capital expenditures:
Antimony
United States	$22,092	$32,448
Mexico	19,488	38,456
Subtotal antimony	41,580	70,904
Precious metals
United States	-	10,219
Mexico	63,698	147,978
Subtotal precious metals	63,698	158,197
Zeolite	758,000	13,990
Total	$863,278	$243,091

United States Antimony Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Segment Operations for the Year	Antimony	Antimony	Total	Precious
Ended December 31, 2021	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$4,815,524	$-	$4,815,524	$338,341	$2,593,641	$7,747,506

Depreciation and amortization	$33,028	$580,174	$613,202	$107,264	$160,414	$880,880

Income (loss) from operations	$938,914	$(2,027,313)	$(1,088,399)	$231,077	$197,065	$(660,257)

Other income (expense):	489,757	113,422	603,179	-	(3,391)	599,788

NET INCOME (LOSS)	$1,428,671	$(1,913,891)	$(485,220)	$231,077	$193,674	$(60,469)

Segment Operations for the Year	Antimony	Antimony	Total	Precious
Ended December 31, 2020	USA	Mexico	Antimony	Metals	Zeolite	Totals

Total revenues	$2,942,628	$-	$2,942,628	$174,079	$2,118,823	$5,235,530

Depreciation and amortization	$25,809	$590,579	$616,388	$86,835	$182,620	$885,843

Income (loss) from operations	$192,511	$(3,851,228)	$(3,658,717)	$87,244	$266,731	$(3,304,742)

Other income (expense):	21,808	-	21,808	-	(3,870)	17,938

NET INCOME (LOSS)	$214,319	$(3,851,228)	$(3,636,909)	$87,244	$262,861	$(3,286,804)

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

