Form 10-Q
period 2022-03-31
UNITED STATES ANTIMONY CORP
filed 2022-05-16
CIK 101538

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2022

 ☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 001-08675

UNITED STATES ANTIMONY CORPORATION
(Exact name of small business issuer as specified in its charter)

Montana	81-0305822
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 643 Thompson Falls, MT	59873
(Address of principal executive office)	(Postal Code)

(406) 827-3523

(Issuer's telephone number)

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	UAMY	NYSE American

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post filed). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 16, 2022, there were 106,240,361 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

Page 2 of 25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,334,353	$21,363,048
Certificates of deposit	259,210	259,210
Accounts receivable	1,475,853	891,314
Inventories (NOTE 5)	1,026,980	1,055,420
Total current assets	24,096,396	23,568,992
Properties, plants and equipment, net	11,102,124	11,133,733
Restricted cash for reclamation bonds	57,281	57,281
IVA receivable and other assets	283,744	242,721
Total assets	$35,539,545	$35,002,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,107,574	$1,385,752
Accrued liabilities	624,817	621,873
Long-term debt, current portion	12,287	13,230
Total current liabilities	1,744,678	2,020,855

Long-term debt, net of current portion	198,806	201,920
Stock payable to directors for services	140,625	112,500
Asset retirement obligations and accrued reclamation costs (NOTE 7)	300,381	298,649
Total liabilities	2,384,490	2,633,924
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
Series A: 0 shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding (liquidation preference $954,375 and $952,500, respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding (liquidation preference $97,847 both periods)	1,779	1,779
Series D: 1,692,672 shares issued and outstanding (liquidation preference $4,979,632)	16,926	16,926
Common stock, $.001 par value; 300,000,000 shares authorized; 106,240,361 shares issued and outstanding	1,062,402	1,062,402
Additional paid-in capital	63,991,459	63,991,459
Accumulated deficit	(31,925,011)	(32,711,263)
Total stockholders’ equity	33,155,055	32,368,803
Total liabilities and stockholders’ equity	$35,539,545	$35,002,727

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 3 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	March 31, 2022	March 31, 2021
REVENUE	$3,580,306	$1,253,287
COST OF REVENUE	2,440,918	1,041,130
GROSS PROFIT	1,139,388	212,157
OPERATING EXPENSES:
General and administrative	160,681	170,050
Salaries and benefits	73,135	76,659
Other operating expenses	3,915	184,037
Professional fees	122,077	123,137
TOTAL OPERATING EXPENSES	359,808	553,883
INCOME (LOSS) FROM OPERATIONS	779,580	(341,726)
OTHER INCOME (EXPENSE)
Interest expense	(2,982)	(2,255)
Interest income	9,654	8,493
TOTAL OTHER INCOME (EXPENSE)	6,672	6,238
NET INCOME (LOSS)	786,252	(335,488)
Preferred dividends	(11,819)	(12,162)
Net income (loss) available to common stockholders	$774,432	$(347,650)
Net income (loss) per share of common stock:
Basic and diluted	$0.01	Nil
Weighted average shares outstanding:
Basic	106,240,361	92,711,336
Diluted	106,389,761	92,711,336

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 4 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) For the three months ended March 31, 2022 and 2021

	Total Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
BALANCE, December 31, 2020	2,678,909	$26,788	75,949,757	$759,496	$39,050,899	$(32,650,794)	$7,186,389
Common shares issued for cash	-	-	26,290,000	262,900	24,734,100	-	24,997,000
Common stock issuance costs	-	-	-	-	(1,654,820)	-	(1,654,820)
Common stock issued for exercise of warrants	-	-	3,723,810	37,238	1,726,381	-	1,763,619
Net loss	-	-	-	-	-	(335,488)	(335,488)
BALANCE, March 31, 2021	2,678,909	$26,788	105,963,567	$1,059,634	$63,856,560	$(32,986,282)	$31,956,700

BALANCE, December 31, 2021	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	$(32,711,263)	$32,368,803
Net income	-	-	-	-	-	786,252	786,252
BALANCE, March 31, 2022	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	$(31,925,011)	$33,155,055

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 5 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$786,252	$(335,488)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	220,150	222,464
Accretion of asset retirement obligation	1,732	1,732
Common stock payable for directors fees	28,125	28,125
Write-down of inventory to net realizable value	-	57,530
Other non-cash items	-	(661)
Changes in operating assets and liabilities:
Accounts receivable	(584,539)	(298,933)
Inventories	28,440	(125,067)
IVA receivable and other assets	(41,023)	(50,546)
Accounts payable	(278,178)	(582,360)
Accrued liabilities	2,944	(80,998)
Export tax assessment payable	-	(1,120,730)
Payable to related parties	-	(164,922)
Net cash provided (used) by operating activities	163,903	(2,449,854)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of properties, plants and equipment	(188,541)	(23,298)
Net cash used by investing activities	(188,541)	(23,298)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in checks issued and payable	-	(86,685)
Payments on advances from related party	-	(56,216)
Proceeds from issuance of common stock, net of issuance costs	-	23,342,180
Proceeds from exercise of warrants	-	1,763,619
Principal paid on notes payable to bank	-	(100,000)
Principal payments of long-term debt	(4,057)	(12,518)
Net cash provided (used) by financing activities	(4,057)	24,850,380
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(28,695)	22,377,228
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,420,329	722,377
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,391,634	$23,099,605

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 6 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2022

NOTE 1 - NATURE OF OPERATIONS

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

In its operations in Montana, the Company produces antimony oxide, antimony metal, and precious metals. Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper. Antimony oxide is also used as a color fastener in paint, as a catalyst for production of polyester resins for fibers and film, as a catalyst for production of polyethylene pthalate in plastic bottles, as a phosphorescent agent in fluorescent light bulbs, and as an opacifier for porcelains. The Company also sells antimony metal for use in bearings, storage batteries and ordnance.

In its operations in Idaho, the Company produces zeolite, a group of industrial minerals used in a variety of purposes including soil amendment and fertilizer. Zeolite is also used for water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation and other miscellaneous applications.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2022, and its results of operations for the three months ended March 31, 2022, and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The condensed consolidated balance sheet at December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2022.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements.

Page 7 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2022

Reclassifications

Certain reclassifications have been made to conform prior periods’ amounts to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ equity and cash flows as previously reported.

COVID -19

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and elsewhere, causing disruptions to the Company’s business operations and management. These disruptions are most evident in the Company’s ability to retain and house employees and properly manage them while maintaining proper social distancing and with delays in obtaining materials and supplies.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced availability of contractors and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Company, including its ability to conduct operations.

The Company has taken steps to mitigate the potential risks to suppliers and employees posed by the spread of COVID-19, including work from home policies where appropriate. The Company will continue to monitor developments affecting both its workforce and contractors, and will take additional precautions as necessary. The ultimate impact of COVID-19 depends on factors beyond management’s knowledge or control, including its duration and third-party actions to contain its spread and mitigate its public health effects. Therefore, the Company cannot estimate the potential future impact to its financial position, results of operations and cash flows, but the impacts could be material.

New Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3– EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

For the three months ended March 31, 2022, the calculation of diluted income per common share included 149,400 warrants to purchase one share of common stock. At March 31, 2022 and 2021, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	March 31, 2022	March 31, 2021
Warrants	9,400,207	2,471,089
Convertible preferred stock	1,692,672	1,751,005
TOTAL POSSIBLE DILUTIVE SHARES	11,092,879	4,222,094

NOTE 4 – REVENUE RECOGNITION

Products consist of the following:

•	Antimony: includes antimony oxide, sodium antimonate, antimony trisulfide and antimony metal
•	Zeolite: includes coarse and fine zeolite crushed in various sizes
•	Precious metals: includes unrefined and refined gold and silver

Page 8 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2022

Sales of products for the three-months ended March 31, 2022 and 2021 were as follows:

	For the three months ended
	March 31, 2022	March 31, 2021
Antimony	$2,828,930	$657,107
Zeolite	674,042	519,947
Precious metals	77,334	76,233
TOTAL REVENUE BY PRODUCT	$3,580,306	$1,253,287

The Company’s trade accounts receivable balance related to contracts with customers was $1,475,853 at March 31, 2022 and $891,314 at December 31, 2021. The Company’s products do not involve any warranty agreements and product returns are not typical.

NOTE 5– INVENTORIES

Inventories at March 31, 2022 and December 31, 2021 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventories at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Antimony Metal	$397,815	$234,461
Antimony Oxide	361,797	439,086
Antimony Ore Concentrates	15,222	119,046
Total antimony	774,834	792,593
Zeolite	252,146	262,827
TOTAL INVENTORIES	$1,026,980	$1,055,420

Antimony oxide and metal inventory consisted of finished product held at the Company’s plants in Montana and Mexico. Antimony concentrates and ore were held primarily at sites in Mexico. The Company’s zeolite inventory consists of saleable zeolite material.

Page 9 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2022

NOTE 6 – PROPERTIES, PLANTS AND EQUIPMENT

The major components of the Company’s properties, plants and equipment by segment at March 31, 2022 and December 31, 2021 are shown below:

	Antimony Segment		Zeolite Segment	Precious Metals
March 31, 2022	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$1,713,328	$8,774,212	$3,881,612	$1,338,774	$15,707,926
Buildings	243,248	613,449	1,093,554	-	1,950,251
Mineral rights and interests	-	848,012	-	-	848,012
Land and other	2,431,387	2,478,044	16,753	-	4,926,184
	4,387,963	12,713,717	4,991,919	1,338,774	23,432,373
Accumulated depreciation	(2,742,278)	(5,761,012)	(3,359,362)	(467,597)	(12,330,249)
	$1,645,685	$6,952,705	$1,632,557	$871,177	$11,102,124

	Antimony Segment		Zeolite Segment	Precious Metals
December 31, 2021	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$1,684,977	$8,757,775	$3,853,056	$1,330,394	$15,626,202
Buildings	243,248	613,449	986,736	-	1,843,433
Mineral rights and interests	-	848,012	-	-	848,012
Land and other	2,431,387	2,478,044	16,753	-	4,926,184
	4,359,612	12,697,280	4,856,545	1,330,394	23,243,831
Accumulated depreciation	(2,732,809)	(5,622,555)	(3,314,658)	(440,076)	(12,110,098)
	$1,626,803	$7,074,725	$1,541,887	$890,318	$11,133,733

At March 31, 2022 and December 31, 2021, the Company had $956,965 and $665,175, respectively, of assets that were not yet placed in service and have not yet been depreciated.

NOTE 7 – ASSET RETIREMENT OBLIGATION AND ACCRUED RECLAMATION COSTS

Changes in the asset retirement obligation for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
	2022	2021
Asset retirement obligation, beginning of period	$191,149	$184,219
Accretion expense	1,732	1,732
Asset retirement obligation, end of period	$192,881	$185,951

The Company’s total asset retirement obligation and accrued reclamation costs of $300,318 and $298,649, at March 31, 2022 and December 31, 2021, respectively, include reclamation obligations for the Idaho and Montana operations of $107,500.

Page 10 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2022

NOTE 8 – DEBT

Long term debt at March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022	December 31, 2021
Promissory note payable to First Security Bank of Missoula, bearing interest at 2.25%, payable in 59 monthly installments of $1,409 with a final payment of $152,726 maturing November 9, 2026; collateralized by a lien on Certificate of Deposit	$211,093	$215,150
Less current portion	(12,287)	(13,230)
Long term portion	$198,806	$201,920

At March 31, 2022, principal payments on debt are due as follows:

Twelve months ending March 31,	Principal payment
2023	$12,287
2024	12,555
2025	12,852
2026	13,144
2027	160,255
$211,093

NOTE 9 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At March 31, 2022 and December 31, 2021, the Company had accrued liabilities of $1,270 and $Nil, respectively, relating to such assessments, which is included in accrued liabilities on the condensed consolidated balance sheets.

The Company pays various royalties on the sale of zeolite products. On a combined basis, royalties vary from 8%-13%. During the three months ended March 31, 2022 and 2021, the Company incurred royalty expense of $62,030 and $62,130, respectively. Royalty expense is included in cost of goods sold on the Statement of Operations. At March 31, 2022 and December 31, 2021, the Company had accrued royalties payable of $381,054 and $346,242, respectively, which is included in accrued liabilities on the condensed consolidated balance sheets. The Company is currently in negotiations with certain royalty holders to modify the terms of the agreements.

NOTE 10 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2021, the Company sold shares of its common stock in two separate transactions: on February 3, 2021, 15,300,000 shares were sold at $0.70 for gross proceeds of $10,710,000; and on February 18, 2021, 10,990,000 shares were sold at $1.30 for gross proceeds of $14,287,000. A total of $1,654,820 of issuance costs were incurred on these sales.

During the three months ended March 31, 2021, the Company issued 3,723,810 shares of common stock and received $1,763,619 in cash from the exercise of warrants.

During the three months ended March 31, 2022 and March 31, 2021, the Company expensed $28,125 and $28,125, respectively, in directors’ fees payable that will be paid in common stock.

The Company issued no shares of common stock during the three months ended March 31, 2022.

Page 11 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2022

Common stock warrants

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

The Company issued no warrants to purchase common stock during the three months ended March 31, 2022.

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Number of warrants	Exercise prices
Balance outstanding at December 31, 2020	6,194,899	$0.65
Issued	10,060,500	$0.46 - $0.85
Exercised	(3,765,477)	$0.46 - $0.65
Balance outstanding at December 31, 2021 and March 31, 2022	12,489,922	$0.75

The composition of the Company’s warrants outstanding at March 31, 2022 is as follows:

Number of warrants	Exercise Price	Expiration Date	Remaining life (years)
143,707	$0.65	8/12/2022	0.37
2,285,715	0.46	7/31/2025	3.34
804,000	0.46	1/27/2026	3.83
7,650,000	0.85	3/8/2026	4.35
1,606,500	0.85	2/1/2026	3.84
12,489,922

NOTE 11 – BUSINESS SEGEMENTS

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

Page 12 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2022

Total Assets:	March 31, 2022	December 31, 2021
Antimony
United States	$24,749,039	$24,130,348
Mexico	7,575,114	7,771,515
Subtotal antimony	32,324,153	31,901,863
Precious metals
United States	189,567	107,464
Mexico	681,610	782,854
Subtotal precious metals	871,177	890,318
Zeolite	2,344,215	2,210,546
TOTAL	$35,539,545	$35,002,727

	For the three months ended
Capital expenditures:	March 31, 2022	March 31, 2021
Antimony
United States	$28,350	$-
Mexico	16,437	4,872
Subtotal antimony	44,787	4,872
Precious metals	8,380	18,426
Zeolite	135,374	-
TOTAL	$188,541	$23,298

Page 13 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2022

Segment operations for the three months ended March 31, 2022	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$2,828,930	$-	$2,828,930	$77,334	$674,042	$3,580,306
Depreciation and amortization	$9,469	$138,457	$147,926	$27,520	$44,704	$220,150
Income (loss) from operations	$1,391,512	$(684,037)	$707,475	$49,814	$22,291	$779,580
Other income (expense)	7,310	-	7,310	-	(638)	6,672
NET INCOME (LOSS)	$1,398,822	$(684,037)	$714,785	$49,814	$21,653	$786,252

Segment operations for the three months ended March 31, 2021	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$657,107	$-	$657,107	$76,233	$519,947	$1,253,287
Depreciation and amortization	$7,891	$144,952	$152,843	$27,604	$42,017	$222,464
Income (loss) from operations	$(218,669)	$(238,568)	$(457,237)	$48,630	$66,881	$(341,726)
Other income (expense)	6,635	-	6,635	-	(397)	6,238
NET INCOME (LOSS)	$(212,034)	$(238,568)	$(450,602)	$48,630	$66,484	$(335,488)

Page 14 of 25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statement that expresses or involves discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or states that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	Risks related to the Company’s properties being in the exploration stage;
•	Risks related to the mineral operations being subject to government regulation;
•	Risks related to environmental concerns;
•	Risks related to the Company’s ability to obtain additional capital to develop the Company’s resources, if any;
•	Risks related to mineral exploration and development activities;
•	Risks related to mineral estimates;
•	Risks related to the Company’s insurance coverage for operating risks;
•	Risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;
•	Risks related to the competitive industry of mineral exploration;
•	Risks related to the title and rights in the Company’s mineral properties;
•	Risks related to the possible dilution of the Company’s common stock from additional financing activities;
•	Risks related to potential conflicts of interest with the Company’s management;
•	Risks related to the Company’s shares of common stock;

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Description of Business” and “Management’s Discussion and Analysis and Plan of Operation” of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United States Antimony Corporation disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

United States Antimony Corporation qualifies all forward-looking statements contained in this Quarterly Report by the foregoing cautionary statement.

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include the Company’s expectations and objectives regarding its future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report.

Page 15 of 25

As used in this Quarterly Report, the terms “we,” “us,” “our,” “United State Antimony Corporation,”, “US Antinomy “and the “Company”, mean United States Antimony Corporation, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s condensed consolidated financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2021. The following statements may be forward-looking in nature and actual results may differ materially.

Reports to Security Holders

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC. Electronically filed reports may be accessed at www.sec.gov.

DESCRIPTION OF BUSINESS

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

Page 16 of 25

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

Page 17 of 25

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

SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the three months ended
	March 31, 2022	March 31, 2021
Revenues	$3,580,306		$1,253,287
Cost of revenues	2,440,918		1,041,130
Gross profit	1,139,388		212,157
Total operating expenses	359,808		553,883
Income (loss) from operations	779,580		(341,726)
Other income (expense)	6,671		6,238
NET INCOME (LOSS)	$786,252		$(335,488)

Weighted average shares of common stock (basic)	106,240,361		92,711,336
Weighted average shares of common stock (diluted)	106,389,761		92,711,336

Income (loss) per share (basic and diluted)	$0.01	$	Nil

Balance Sheet Information:

	March 31, 2022	December 31, 2021
Working capital	$22,351,718	$21,548,137
Total assets	35,539,545	35,002,727
Accumulated deficit	(31,925,011)	(32,711,263)
Stockholders’ equity	33,155,055	32,368,803

Page 18 of 25

Operational and financial performance

Antimony

Financial and operational metrics of antimony for the three months ended March 31, 2022 and 2021 was as follows:

Antimony – combined USA and Mexico	2022	2021
Total revenue - antimony	$2,828,930	$657,107
Gross profit - antimony	1,055,777	87,467
Total pounds of antimony sold	433,350	181,969
Average sales price per pound	$6.53	$3.61
Average cost per pound	$4.09	$3.13
Average gross profit per pound	$2.44	$0.48

During the three months ended March 31, 2022, the average sales price for antimony increased $2.92 per pound compared to the three months ended March 31, 2021. Gross profit per pound increased $1.96 over the three months ended March 31, 2021.

Total revenue from antimony increased $2,171,823 to $2,828,930 for the three months ended March 31, 2022 compared to $657,107 for the comparable prior period ending March 31, 2021.  The increase is attributed to an increase in average sales price of $2.92 coupled with an increase of 251, 3851 pound in volume of antimony sold during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Gross profit improved from $87,467 (17.3% of revenue) for the three months ended March 31, 2021 to $1,055,777 (60.6% of revenue) for the three months ended March 31, 2022.

The company experienced increased labor costs for the current three-month period relative to the same timeframe in the prior year. A portion of that increase is due to resuming more normalized production levels in 2022 compared to 2021, while a portion is attributable to higher costs of attracting workers. The Company previously increased it starting wage to attract workers during 2021 and the effects thereof impact current cost of goods sold. While it is difficult to estimate the full impact of current inflationary pressures relative to other costs of production and materials, management expects labor costs to remain relatively steady as COVID-related government benefits are being phased out, encouraging the labor force to go back to work. Management expects the sales price of antimony to remain strong and keep pace with inflation in the short term.

Modifications to the initial two new furnaces used to produce antimony trisulfide were completed and production runs were conducted confirming the efficacies of the design changes. These furnaces produced 3,091 pounds of antimony trisulfide in January/February time period.

Two additional electric furnaces have been ordered in anticipation of demand for antimony trisulphide and to allow for down-time servicing. These furnaces have been delivered and the necessary modifications are being completed

The Montana operating team continues to improve and was able to increase sales and shipments during the period to take advantage of the favorable market prices for antimony.  The Company anticipates demand for antimony to remain strong for the foreseeable future and has a strong pipeline of orders in place.

Zeolite

Financial and operational performance of zeolite for the three months ended March 31, 2022 and 2021 was as follows:

Zeolite	2022	2021
Total revenue – zeolite	$674,042	$519,947
Gross profit – zeolite	33,797	76,061
Total tons of zeolite sold	3,026	2,743
Average sales price per ton	$222.75	$189.55
Average cost per pound ton	$211.58	$161.83
Average gross profit per ton	$11.17	$27.73

Sales volume of zeolite for the three months ended March 31, 2022 increased 283 tons over the three months ended March 31, 2021. Average sales price per ton increased $33.20 for the same comparable period.

Total revenue from zeolite sales increased $154,095 for the three months ended March 31, 2022 to $674,042 compared to $519,947 for the three months ended March 31, 2021.  The increase in revenue is attributable to stronger sales price for zeolite in 2022.

Gross profit for the three months ended March 31, 2022 decreased $42,264 to $33.797 compared to $76,061 for the three months ended March 31, 2021.   The Company incurred equipment  maintenance expense in the amount of $38,965 during  the three months ended March 31, 202 compared to  $788 for the three months ended March 31, 2021 when the Company deferred certain expenses in anticipation of closing its capital raise.

Precious Metals

Financial and operational performance of precious metals for the three months ended March 31, 2022 and 2021 was as follows:

Precious metals	2022	2021
Total revenue – precious metals	$77,334	$76,233
Ounces sold – gold	10.29	7.28
Ounces sold - silver	4,856	3,354

EARNINGS BEFORE INTEREST TAX DEPRECIATION AND AMORTIZATION

The Company utilizes Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), a non-GAAP financial measurement which approximates free cash flow.

Our company-wide Earnings Before Interest Taxes Depreciation Amortization (“EBITDA”) was a $1,009,384 for the three months ended March 31, 2022, compared to a negative EBITDA of $110,769 for the three months ended March 31, 2021.

Page 19 of 25

EBIDTA schedules by business segment is presented as follows.

Antimony – Combined USA and Mexico	March 31, 2022		March 31, 2021
Antimony revenue	$2,828,930	100.0%	$657,107	100.0%
Cost of sales	(1,773,153)	(62.7%)	(569,640)	(86.7%)
Gross profit	1,055,777	37.3%	87,467	13.3%
Operating expenses	(348,302)	(12.3%)	(544,704)	(82.9%)
Non-operating income	7,310	0.3%	6,635	1.0%
Net income (loss) - antimony	714,785	25.3%	(450,602)	(68.6%)
Interest expense	2,345	0.1%	1,527	0.2%
Depreciation and amortization	147,926	5.2%	152,843	23.3%
EBITDA - Antimony	$865,055	30.6%	$(296,232)	(45.1%)

Zeolite	March 31, 2022		March 31, 2021
Zeolite revenue	$674,042	100.0%	$519,947	100.0%
Cost of sales	(640,245)	(95.0%)	(443,886)	(85.4%)
Gross profit	33,797	5.0%	76,061	14.6%
Operating expenses	(11,506)	(1.7%)	(9,179)	(1.8%)
Non-operating income	(638)	(0.1%)	(397)	(0.1%)
Net income - zeolite	21,653	3.2%	66,485	12.8%
Interest expense	638	0.1%	728	0.1%
Depreciation and amortization	44,704	6.6%	42,017	8.1%
EBITDA - Zeolite	$66,995	9.9%	$109,230	21.0%

Precious Metals	March 31, 2022		March 31, 2021
Precious metals revenue	$77,334	100.0%	$76,233	100.0%
Cost of sales	(27,520)	(35.6%)	(27,604)	(36.2%)
Net income – precious metals	49,814	64.4%	48,629	63.8%
Depreciation and amortization	27,520	35.6%	27,604	36.2%
EBITDA - Precious metals	$77,334	100.0%	$76,233	100.0%

Page 20 of 25

Company-wide	March 31, 2022		March 31, 2021
Revenue	$3,580,306	100.0%	$1,253,287	100.0%
Cost of sales	(2,440,918)	(68.2%)	(1,041,130)	(83.1%)
Gross profit	1,139,388	31.8%	212,157	16.9%
Operating expenses	(359,808)	(10.0%)	(553,883)	(44.2%)
Non-operating income	6,672	0.2%	6,238	0.5%
Net income (loss) - antimony	786,252	22.0%	(335,488)	(26.8%)
Interest expense	2,983	0.1%	2,255	0.2%
Depreciation and amortization	220,150	6.1%	222,464	17.8%
EBITDA	$1,009,384	28.2%	$(110,769)	(8.8%)

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	March 31, 2022	December 31, 2021
Current assets	$24,096,396	$23,568,992
Current liabilities	(1,744,678)	(2,020,855)
Working capital	$22,351,718	$21,548,137

	For the three months ended
CASH FLOWS	March 31, 2022	March 31, 2021
Cash flow provided (used) by operating activities	$163,903	$(2,449,854)
Cash flow used by investing activities	(188,541)	(23,298)
Cash flow provided (used) by financing activities	(4,057)	24,850,380
Net change in cash during period	$(28,695)	$22,377,228

As of March 31, 2022, the Company had cash on hand of $21,334,353.

For the year ending December 31, 2022, we are planning to use funds acquired from the two stock offerings raised in 2021 to make significant improvements to our operations at Madero, Puerto Blanco, Bear River Zeolite, and Thompson Falls facilities with the goal of increasing production and decreasing costs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

Page 21 of 25

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the President and Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

Management of the Company believes that these material weaknesses are due to the small size of the Company's accounting staff. The small size of the Company's accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As the Company grows, management expects to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2022 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Page 22 of 25

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

United States Antimony Corporation is not a party to any material legal proceedings, and, to Management’s knowledge, no such proceedings are threatened or contemplated. No director, officer or affiliate of United States Antimony Corporation and no owner of record or beneficial owner of more than 5% of the Company’s securities or any associate of any such director, officer or security holder is a party adverse to United States Antimony Corporation or has a material interest adverse to United States Antimony Corporation in reference to pending litigation.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2021 which was filed with the SEC on March 31, 2022.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES.

For the three months ended March 31, 2022, the Company sold no common stock.

During the three months ended March 31, 2022, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCOSURES.

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

ITEM 5. OTHER INFORMATION.

None

Page 23 of 25

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
95	Mine Safety Disclosure
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

In accordance with Rule 402 of Regulation S-T, the XBRL information included in Exhibit 101 to this Form 10-Q shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Page 24 of 25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION

Date: May 16, 2022	By:	/s/ Russell Lawrence
Russell Lawrence
(Principal Executive Officer, President and Director)

Date: May 16, 2022	By:	/s/ Kelly J. Stopher
Kelly J. Stopher
(Principal Accounting Officer)

Page 25 of 25