Form 10-Q
period 2022-06-30
UNITED STATES ANTIMONY CORP
filed 2022-08-16
CIK 101538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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
(Issuer’s telephone number)

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

As of August 16, 2022, there were 106,240,361 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

Page 2 of 32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,312,469	$21,363,048
Certificates of deposit	259,210	259,210
Accounts receivable	1,604,660	891,314
Prepaid expenses	60,916	-
Inventories (NOTE 5)	590,204	1,055,420
Investments (NOTE 11)	13,299,393	-
Total current assets	24,126,852	23,568,992
Properties, plants and equipment, net (NOTE 6)	11,242,721	11,133,733
Restricted cash for reclamation bonds	57,281	57,281
IVA receivable and other assets	329,163	242,721
Total assets	$35,756,017	$35,002,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$679,597	$1,385,752
Payable to related parties	4,084	-
Accrued liabilities	685,918	621,873
Long-term debt, current portion (NOTE 8)	91,347	13,230
Total current liabilities	1,460,946	2,020,855

Long-term debt, net of current portion (NOTE 8)	265,636	201,920
Stock payable to directors for services	187,500	112,500
Asset retirement obligations and accrued reclamation costs (NOTE 7)	325,657	298,649
Total liabilities	2,239,739	2,633,924
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
Series A: 0 shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding (liquidation preference $956,250 and $952,500, respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding (liquidation preference $97,847 both periods)	1,779	1,779
Series D: 1,692,672 shares issued and outstanding (liquidation preference $4,979,632 both periods)	16,926	16,926
Common stock, $0.001 par value; 300,000,000 shares authorized; 106,240,361 shares issued and outstanding	1,062,402	1,062,402
Additional paid-in capital	63,991,459	63,991,459
Accumulated deficit	(31,563,788)	(32,711,263)
Total stockholders’ equity	33,516,278	32,368,803
Total liabilities and stockholders’ equity	$35,756,017	$35,002,727

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 3 of 32

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022	2021
REVENUE		$3,587,925		$2,275,562	$7,168,231		$3,528,849
COST OF REVENUE		2,865,515		2,079,164	5,306,433		3,120,294
GROSS PROFIT		722,410		196,398	1,861,798		408,555
OPERATING EXPENSES
General and administrative		220,591		290,111	381,272		460,161
Salaries and benefits		72,912		77,278	146,047		153,937
Other operating expenses		14,045		-	17,960		184,037
Legal and professional fees		47,927		61,199	170,004		184,336
TOTAL OPERATING EXPENSES		355,475		428,588	715,283		982,471
INCOME (LOSS) FROM OPERATIONS		366,935		(232,190)	1,146,515		(573,916)
OTHER INCOME (EXPENSE)
Interest expense		(3,081)		(880)	(6,063)		(3,135)
Interest and investment income		30,052		13,389	39,706		21,882
Change in fair value of investments		(93,458)		-	(93,458)		-
Trademark and licensing income		60,775		-	60,775
Gain on forgiveness – CARES Act debt		-		443,400	-		443,400
Gain on settlement of Hillgrove advance		-		113,422	-		113,422
TOTAL OTHER INCOME (EXPENSE)		(5,712)		569,331	960		575,569
NET INCOME		361,223		337,141	1,147,475		1,653
Preferred dividends		(11,819)		(12,162)	(23,639)		(24,325)
Net income available to common stockholders		349,404		324,979	1,123,836		(22,672)
Net income per share of common stock
Basic and diluted	$	Nil	$	Nil	$0.01	$	Nil
Weighted average shares outstanding:
Basic		106,240,361		106,315,419	106,240,361		99,513,378
Diluted		106,240,361		108,696,704	106,240,361		99,513,378

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 4 of 32

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the three and six months ended June 30, 2022 and 2021

	Total Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
BALANCE, December 31, 2020	2,678,909	$26,788	75,949,757	$759,496	$39,050,899	$(32,650,794)	$7,186,389
Common shares issued for cash	-	-	26,290,000	262,900	24,734,100	-	24,997,000
Common stock issuance costs	-	-	-	-	(1,654,820)	-	(1,654,820)
Common stock issued for exercise of warrants	-	-	3,723,810	37,238	1,726,381	-	1,763,619
Net loss	-	-	-	-	-	(335,488)	(335,488)
BALANCE, March 31, 2021	2,678,909	$26,788	105,963,567	$1,059,634	$63,856,560	$(32,986,282)	$31,956,700
Common stock issued for exercise of warrants	-	-	41,667	417	26,667	-	27,084
Net income	-	-	-	-	-	337,141	337,141
BALANCE, June 30, 2021	2,678,909	$26,788	106,005,234	$1,060,051	$63,883,227	$(32,649,141)	$32,320,925

BALANCE, December 31, 2021	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	$(32,711,263)	$32,368,803
Net income	-	-	-	-	-	786,252	786,252
BALANCE, March 31, 2022	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	$(31,925,011)	$33,155,055
Net income	-	-	-	-	-	361,223	361,223
BALANCE, June 30, 2022	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	$(31,563,788)	$33,516,278

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 5 of 32

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,147,475	$1,653
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	451,207	442,408
Accretion of asset retirement obligation	11,412	1,732
Common stock payable for directors fees	75,000	56,250
Gain on settlement of Hillgrove advance	-	(113,422)
Gain on forgiveness of Cares Act debt	-	(443,400)
Write down of inventory to net realizable value	136,836	66,054
Change in fair value of investments	93,458	-
Changes in operating assets and liabilities:
Accounts receivable	(713,346)	(362,681)
Inventories	328,380	17,448
Prepaid expenses	(60,916)	-
IVA receivable and other assets	(86,442)	(15,402)
Accounts payable	(706,155)	(519,570)
Accrued liabilities	64,045	(92,927)
Export tax assessment payable	-	(1,120,730)
Payable to related parties	4,084	(154,022)
Net cash provided (used) by operating activities	745,038	(2,236,609)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of certificates of deposit	-	210,184
Purchase of investments	(13,789,772)	-
Proceeds from sales of investments	396,921	-
Purchase of properties, plants and equipment	(382,999)	(115,127)
Net cash provided (used) by investing activities	(13,775,850)	95,057
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in checks issued and payable	-	(86,685)
Payments on advances from related party	-	(56,416)
Proceeds from issuance of common stock, net of issuance costs	-	23,342,180
Proceeds from exercise of warrants	-	1,790,703
Payments on Hillgrove advances payable	-	(1,020,799)
Principal paid on notes payable to bank	-	(100,000)
Principal payments of long-term debt	(19,767)	(27,926)
Net cash provided (used) by financing activities	(19,767)	23,841,057
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(13,050,579)	21,699,505
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	21,420,329	722,377
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$8,369,750	$22,421,882

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment purchased with note payable	$161,600	$-
Common stock payable to directors	-	130,483
Payable to related party satisfied with exercise of stock purchase warrants	-	62,500

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 6 of 32

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2022

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022, and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The condensed consolidated balance sheet at December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three and six month periods ended June 30, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

Page 7 of 32

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2022

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

Investments

The Company determines the appropriate classification of investments at the time of acquisition and re-evaluates such determinations at each reporting date. Equity securities that have a readily determinable fair value are carried at fair value determined using Level 1 fair value measurement inputs with the change in fair value recognized as unrealized gain (loss) in the consolidated statement of operations each reporting period. Gains and losses on the sale of securities are recognized on a specific identification basis.

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

At June 30, 2022 and 2021, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	June 30, 2022	June 30, 2021
Warrants	12,489,922	2,471,089
Convertible preferred stock	1,692,672	1,751,005
TOTAL POSSIBLE DILUTIVE SHARES	14,182,594	4,222,094

Page 8 of 32

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2022

NOTE 4 – REVENUE RECOGNITION

Products consist of the following:

•	Antimony: includes antimony oxide, sodium antimonate, antimony trisulfide and antimony metal
•	Zeolite: includes coarse and fine zeolite crushed in various sizes
•	Precious metals: includes unrefined and refined gold and silver

Sales of products for the three-months ended June 30, 2022 and 2021 were as follows:

	For the three months ended
	June 30, 2022	June 30, 2021
Antimony	$2,472,081	$1,428,939
Zeolite	1,020,391	716,428
Precious metals	95,453	130,195
TOTAL REVENUE BY PRODUCT	$3,587,925	$2,275,562

Sales of products for the six months ended June 30, 2022 and 2021 were as follows:

	For the six months ended
	June 30, 2022	June 30, 2021
Antimony	$5,301,011	$2,086,046
Zeolite	1,694,433	1,236,375
Precious metals	172,787	206,428
TOTAL REVENUE BY PRODUCT	$7,168,231	$3,528,849

For the three and six months ended June 30, 2022, the Company also received royalties related to a trademark and licensing agreement in its antimony business segment. For the three and six months ended June 30, 2022, trademark and licensing income of $60,775 is included in other income in the antimony business segment (Note 12). For the three and six months ended June 30, 2021, trademark and licensing income was $Nil.

The Company’s trade accounts receivable balance related to contracts with customers was $1,604,660 at June 30, 2022 and $891,314 at December 31, 2021. The Company’s products do not involve any warranty agreements and product returns are not typical.

NOTE 5– INVENTORIES

Inventories at June 30, 2022 and December 31, 2021 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventories at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Antimony Metal	$128,591	$234,461
Antimony Oxide	278,134	439,086
Antimony Ore Concentrates	28,392	119,046
Total antimony	435,117	792,593
Zeolite	155,087	262,827
TOTAL INVENTORIES	$590,204	$1,055,420

Page 9 of 32

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2022

Inventories are valued at cost except for the portion related to Mexican operations which are valued at net realizable value because the production costs of the Mexican inventory were greater than the amount the Company expected to receive on the sale of the pounds of antimony contained in inventory. The adjustment to inventory, which is included in cost of revenue on the statements of operations was $136,836 and $66,054 for the six months ended June 30, 2022 and 2021, respectively.

Antimony oxide and metal inventory consisted of finished product held at the Company’s plants in Montana and Mexico. Antimony concentrates and ore were held primarily at sites in Mexico. The Company’s zeolite inventory consists of saleable zeolite material.

NOTE 6 – PROPERTIES, PLANTS AND EQUIPMENT

The major components of the Company’s properties, plants and equipment by segment at June 30, 2022 and December 31, 2021 are shown below:

	Antimony Segment		Zeolite Segment	Precious Metals
June 30, 2022	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$1,759,271	$9,197,870	$4,051,016	$1,347,912	$16,356,069
Buildings	243,248	590,128	801,764	-	1,635,140
Construction in progress	-	280,406	332,629	-	613,035
Land and other	2,431,387	2,656,037	16,753	-	5,104,177
	4,433,906	12,724,441	5,202,162	1,347,912	23,708,421
Accumulated depreciation	(2,747,396)	(5,904,748)	(3,318,286)	(495,270)	(12,465,700)
	$1,686,510	$6,819,693	$1,883,876	$852,642	$11,242,721

	Antimony Segment		Zeolite Segment	Precious Metals
December 31, 2021	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$1,684,977	$8,905,899	$3,853,056	$1,330,394	$15,774,326
Buildings	243,248	870,534	801,764	-	1,915,546
Construction in progress	-	280,406	184,972	-	465,378
Land and other	2,431,387	2,640,441	16,753	-	5,088,581
	$4,359,612	$12,697,280	$4,856,545	$1,330,394	$23,243,831
Accumulated depreciation	(2,732,809)	(5,622,555)	(3,314,658)	(440,076)	(12,110,098)
	$1,626,803	$7,074,725	$1,541,887	$890,318	$11,133,733

At June 30, 2022 and December 31, 2021, the Company had $613,035 and $665,175, respectively, of assets that were not yet placed in service and have not yet been depreciated.

Page 10 of 32

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2022

NOTE 7 – ASSET RETIREMENT OBLIGATION AND ACCRUED RECLAMATION COSTS

Changes in the asset retirement obligation for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,
	2022	2021
Asset retirement obligation, beginning of period	$192,881	$184,219
Change in estimate of asset retirement obligation	15,596	-
Accretion expense	9,680	1,732
Asset retirement obligation, end of period	$218,157	$185,951

	Six months ended June 30,
	2022	2021
Asset retirement obligation, beginning of period	$191,149	$184,219
Change in estimate of asset retirement obligation	15,596	-
Accretion expense	11,412	1,732
Asset retirement obligation, end of period	$218,157	$185,951

The Company’s total asset retirement obligation and accrued reclamation costs of $325,657 and $298,649, at June 30, 2022 and December 31, 2021, respectively, includes reclamation obligations for the Idaho and Montana operations of $107,500.

NOTE 8 – DEBT

Long term debt at June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
Promissory note payable to First Security Bank of Missoula, bearing interest at 2.25%, payable in 59 monthly installments of $1,409 with a final payment of $152,726 maturing November 9, 2026; collateralized by a lien on Certificate of Deposit	$208,046	$215,150
Installment contract payable to Caterpillar Financial Services, bearing interest at 6.65%, payable in 24 monthly installments of $7,210 maturing April 28, 2024; collateralized by 2007 Caterpillar 740 articulated truck	148,937	-
	356,983	215,150
Less current portion	(91,347)	(13,230)
Long term portion	$265,636	$201,920

At June 30, 2022, principal payments on debt are due as follows:

Twelve months ending June 30,	Principal payment
2023	$91,347
2024	82,573
2025	12,925
2026	13,219
2027	156,919
$356,983

Page 11 of 32

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2022

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company follows U.S. GAAP guidance in determining its accrual and disclosures with respect to loss contingencies, and evaluate such accruals and contingencies for each reporting period. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At June 30, 2022 and December 31, 2021, the Company had accrued liabilities of $1,270 and $Nil, respectively, relating to such assessments.

The Company pays various royalties on the sale of zeolite products. On a combined basis, royalties vary from 8%-13%. During the three months ended June 30, 2022 and 2021, the Company incurred royalty expense of $85,870 and $69,437, respectively. During the six months ended June 30, 2022 and 2021, the Company incurred royalty expense of $147,900 and $131,567 respectively. Royalty expense is included in cost of goods sold on the condensed consolidated statement of operations.

At June 30, 2022 and December 31, 2021, the Company had accrued royalties payable of $409,887 and $346,242 respectively, which is included in accrued liabilities on the condensed consolidated balance sheets. The Company is currently in negotiations with certain royalty holders to modify the terms of the agreements.

NOTE 10 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2021, the Company sold shares of its common stock in two separate transactions: on February 3, 2021, 15,300,000 shares were sold at $0.70 for gross proceeds of $10,710,000; and on February 18, 2021, 10,990,000 shares were sold at $1.30 for gross proceeds of $14,287,000. A total of $1,654,820 of issuance costs were incurred on these sales.

During the six months ended June 30, 2021, the Company issued 3,765,477 shares of common stock and received $1,790,703 in cash from the exercise of warrants.

During the three months ended June 30, 2022 and June 30, 2021, the Company expensed $46,875 and $28,125, respectively, in directors’ fees payable that are anticipated to be paid in common stock. During the six months ended June 30, 2022 and June 30, 2021, the Company expensed $75,000 and $28,125, respectively in directors’ fees payable

At June 30, 2022 and December 31, 2021, the accrued balance of stock payable to directors fees for services was $187,500 and $112,500, respectively.

The Company issued no shares of common stock during the three or six months ended June 30, 2022. During the three and six months ended June 30, 2022, no warrants were exercised.

Common stock warrants

In February 2021, concurrent with sale of common stock, the Company issued warrants to purchase 7,650,000 shares of common stock at an exercise price of $0.85 per share. The warrants are initially exercisable six months following issuance and expire five and one-half years from the issuance date. In connection with the February 2021 sales of common stock, the Company also issued 1,606,500 warrants with an exercise price of $0.85 and 804,000 warrants with an exercise price of $0.46 as commission to the placement agent. There were no warrants exercised during the three or six months ended June 30, 2022.

The Company issued no warrants to purchase common stock during the three or six months ended June 30, 2022.

Page 12 of 32

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2022

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Number of warrants	Exercise prices
Balance outstanding at December 31, 2020	6,194,899	$0.65
Issued	10,060,500	$0.46 - $0.85
Exercised	(3,765,477)	$0.46 - $0.65
Balance outstanding at December 31, 2021 and June 30, 2022	12,489,922	$0.75

The composition of the Company’s warrants outstanding at June 30, 2022 is as follows:

Number of warrants	Exercise Price	Expiration Date	Remaining life (years)
143,707	$0.65	8/12/2022	0.12
2,285,715	0.46	7/31/2025	3.09
804,000	0.46	1/27/2026	3.58
7,650,000	0.85	8/3/2026	4.10
1,606,500	0.85	2/1/2026	3.59
12,489,922

NOTE 11 – INVESTMENTS

In April 2022, the Company opened an investment account composed of U.S. Treasury bonds which are measured using Level 1 fair value inputs that are based on quoted prices in active markets.

For the three and six months ended June 30, 2022, the Company recognized $93,458 in the change in fair value of investments on the condensed consolidated statement of operations. As of June 30, 2022, the cost and fair value of the investment portion of the account was $13,492,655 and $13,431,774, respectively.

As of June 30, 2022, the cash and cash equivalent portion of the account was $132,380, which is included in cash and cash equivalents on the condensed consolidated balance sheet.

NOTE 12 – BUSINESS SEGEMENTS

The Company is currently organized and managed by four segments, which represent our operating units: United States antimony operations, Mexican antimony operations, precious metals recovery and United States zeolite operations.

Page 13 of 32

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2022

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

	For the three months ended June 30,		For the six months ended June 30,
Capital expenditures	2022	2021	2022	2021
Antimony
United States	$51,927	$-	$80,277	$-
Mexico	10,724	4,872	11,565	9,744
Subtotal antimony	62,651	4,872	91,842	9,744
Precious metals	9,138	18,921	17,518	37,347
Zeolite	299,865	68,036	435,239	68,036
Total	$371,654	$91,829	$544,599	$115,127
Total Assets:	June 30, 2022	December 31, 2021
Antimony
United States	$24,552,558	$24,130,348
Mexico	7,446,054	7,771,515
Subtotal antimony	31,998,612	31,901,863
Precious metals
United States	183,713	107,464
Mexico	668,929	782,854
Subtotal precious metals	852,642	890,318
Zeolite	2,904,763	2,210,546
TOTAL	$35,756,017	$35,002,727

Page 14 of 32

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2022

Segment operations for the three months ended June 30, 2022	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$1,644,259	$827,822	$2,472,081	$95,453	$1,020,391	$3,587,925
Depreciation and amortization	$11,101	$143,736	$154,837	$27,674	$48,546	$231,057
Income from operations	$120,636	$24,396	$145,032	$67,779	$154,124	$366,935
Other income (expense)	(3,975)	-	(3,975)	-	(1,737)	(5,712)
NET INCOME	$116,661	$24,396	$141,057	$67,779	$152,387	$361,223

Page 15 of 32

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2022

Segment operations for the three months ended June 30, 2021	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$1,428,939	$-	$1,428,939	$130,195	$716,428	$2,275,562
Depreciation and amortization	$7,893	$144,999	$152,892	$28,226	$38,826	$219,944
Income (loss) from operations	$99,642	$(575,363)	$(475,721)	$101,969	$141,562	$(232,190)
Other income (expense)	456,725	113,422	570,147	-	(816)	569,331
NET LOSS	$556,367	$(461,941)	$94,426	$101,969	$140,746	$337,141

Segment operations for the six months ended June 30, 2022	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$4,473,189	$827,822	$5,301,011	$172,787	$1,694,433	$7,168,231
Depreciation and amortization	$20,570	$282,193	$302,763	$55,194	$93,250	$451,207
Income (loss) from operations	$1,512,148	$(659,641)	$852,507	$117,593	$176,415	$1,146,515
Other income (expense)	3,335	-	3,335	-	(2,375)	960
NET INCOME (LOSS)	$1,515,483	$(659,641)	$855,842	$117,593	$174,040	$1,147,475

Segment operations for the six months ended June 30, 2021	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$2,086,046	$-	$2,086,046	$206,428	$1,236,375	$3,528,849
Depreciation and amortization	$15,784	$289,951	$305,735	$55,830	$80,843	$442,408
Income (loss) from operations	$(119,027)	$(813,931)	$(932,958)	$150,598	$208,444	$(573,916)
Other income (expense)	463,360	113,422	576,782	-	(1,213)	575,569
NET INCOME (LOSS)	$344,333	$(700,509)	$(356,176)	$150,598	$207,231	$1,653

NOTE 13 – SUBSEQUENT EVENTS

On August 8, 2022, the Company executed a Purchase Option Agreement (the ‘agreement”) with SB Wadley SA de CV (“Wadley”) whereby the Company leases, with an option to acquire, mining claims located in Mexico known as the Wadley Property. Under the agreement, the Company will pay Wadley eight monthly installments of $11,600 for the right to mine and conduct geological and resource studies on the Wadley Property. At the end of the eight months, should the Company choose to exercise the option following due diligence and assessment of geological and resource studies, the Company will pay Wadley $2,230,000 and seven annual payments of $1,160,000.

Page 16 of 32

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

Page 17 of 32

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s condensed consolidated financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The following statements may be forward-looking in nature and actual results may differ materially.

Reports to Security Holders

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC. Electronically filed reports may be accessed at www.sec.gov

DESCRIPTION OF BUSINESS

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

Antimony Division

Our antimony smelter and precious metals plant is located in the Burns Mining District of Sanders County, Montana, approximately 15 miles west of Thompson Falls, MT. We hold 2 patented mill sites where the plant is located. We have no “proven reserves” or “probable reserves” of antimony.  Environmental restrictions preclude mining at this site.

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

Page 18 of 32

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

Zeolite Division

We own 100% of Bear River Zeolite Company, (BRZ, an Idaho corporation) that was incorporated on June 1, 2000. BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment. In 2010 the royalty payment was adjusted to $10 per ton sold. The current minimum annual royalty is $60,000. In addition, BRZ has more zeolite on U.S. Bureau of Land Management land. The Company pays various royalties on the sale of zeolite products. William Raymond and Nancy Couse are paid a royalty that varies from $1 to $5 per ton. On a combined basis, royalties vary from 8%-13% of sales. Shortly after inception BRZ constructed a processing plant on the property which improved its productive capacity. Ground-breaking for an additional warehouse to store additional inventory and a shop to service equipment started in 2021 and the warehouse and shop are expected to be completed by mid-2022. A vertical-shaft-impactor crusher was replaced by a hammer mill for crushing line number 1 in 2021 for increased production rate. A replacement jaw crusher was installed and put into service in 2021. The new jaw crusher was further improved with a variable-speed apron feeder in late 2021 and subsequent and substantial improvements have been made to the jaw crusher in 2022. In 2021, the Company purchased a house in Preston Idaho for the express purpose of housing workers for its zeolite operation.

We have no reserves nor resources of zeolite.

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

Page 19 of 32

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

SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues	$3,587,925	$2,275,562	$7,168,231	$3,528,849
Costs of revenues	2,865,515	2,079,164	5,306,433	3,120,294
Gross profit	722,410	196,398	1,861,798	408,555
Total operating expenses	355,475	428,588	715,283	982,471
Income (loss) from operations	366,935	(232,190)	1,146,515	(573,916)
Other income (expense)	(5,712)	569,331	960	575,569
NET INCOME	$361,223	$337,141	$1,147,475	$1,653

Weighted average shares of common stock (basic)	106,240,361	106,315,419	106,240,361	99,513,378
Weighted average shares of common stock (diluted)	106,240,361	108,696,704	106,240,361	99,513,378

Balance Sheet Information:

	June 30, 2022	December 31, 2021
Working capital	$22,665,906	$21,548,137
Total assets	35,756,017	35,002,727
Accumulated deficit	(31,563,788)	(32,711,263)
Stockholders’ equity	33,516,278	32,368,803

Page 20 of 32

Operational and financial performance

Antimony

Financial and operational metrics of antimony for the three months ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,			Pct. Increase
Antimony - Combined USA and Mexico	2022	2021	$ Change	(Decrease)
Total revenue -antimony	$2,472,081	$1,428,939	$1,043,142	73.0%
Gross profit - antimony	490,559	(62,222)	552,781	(888.4)%
Total lbs of antimony metal sold	363,128	339,117	24,011	7.1%
Average sales price/lb metal	6.81	4.21	2.59	61.6%
Average cost/lb metal	5.46	4.40	1.06	24.1%
Average gross profit/lb metal	1.35	(0.18)	1.53	(836.3)%

Financial and operational metrics of antimony for the six months ended June 30, 2022 and 2021 was as follows:

	Six months ended June 30,			Pct Increase
Antimony - Combined USA and Mexico	2022	2021	$ Change	(Decrease)
Total revenue -antimony	$5,301,011	$2,086,046	$3,214,965	154.1%
Gross profit - antimony	1,546,336	25,245	1,521,091	6,025.3%
Total lbs of antimony metal sold	796,478	521,086	275,392	52.8%
Average sales price/lb metal	6.66	4.00	2.65	66.3%
Average cost/lb metal	4.71	3.95	0.76	19.2%
Average gross profit/lb metal	1.94	0.05	1.89	3,907.4%

During the three months ended June 30, 2022, the average sales price for antimony increased $2.60 per pound compared to the three months ended June 30, 2021. Gross profit per pound increased $1.53 per pound over the three months ended June 30, 2021.

During the six months ended June 30, 2022, the average sales price for antimony increased $2.66 per pound compared to the six months ended June 30, 2021. Gross profit per pound increased $1.89 per pound over the three months ended June 30, 2021.

Page 21 of 32

Zeolite

Financial and operational performance of zeolite for the three months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,			Pct Increase
Zeolite	2022	2021	$ Change	(Decrease)
Total revenue - zeolite	$1,020,391	$716,428	303,963	42.4%
Gross profit - zeolite	164,072	156,651	7,421	4.7%
Tons of zeolite sold	4,046	3,035	1,011	33.3%
Average sales price/ton	252.20	236.06	16.14	6.8%
Average cost/ton	211.65	184.44	27.21	14.8%
Average gross profit/ton	40.55	51.61	(11.06)	(21.4%)

Financial and operational performance of zeolite for the six months ended June 30, 2022 and 2021 was as follows:

	Six months ended June 30,			Pct. Increase
Zeolite	2022	2021	$ Change	(Decrease)
Total revenue - zeolite	$1,694,433	$1,236,375	458,058	37.0%
Gross profit - zeolite	197,869	232,712	(34,843)	(15.0%)
Tons of zeolite sold	7,072	5,778	1,294	22.4%
Average sales price/ton	239.60	213.98	25.62	12.0%
Average cost/ton	211.62	173.70	37.92	21.8%
Average gross profit/ton	27.98	40.28	(12.30)	(30.5%)

Sales volume of zeolite for the three months ended June 30, 2022 increased 1,011 tons over the three months ended June 30, 2021. Average sales price per ton increased $16.14 for the same comparable period. Sales volume of zeolite for the six months ended June 30, 2022 increased 1,294 tons over the six months ended June 30, 2021. Average sales price per ton increased $25.62 for the six months ended June 30, 2022 over the comparable six month period ending June 30, 2021.

Construction of the new 50’x100’ warehouse (for additional storage of product) and the 40’x60’ shop (for servicing equipment) continued. The structures are substantially complete as of the date of this report and will be put into service in the third quarter of 2022.

During the three and six months ended June 30, 2022, the Company purchased a Cat 740 haul truck to replace aging equipment. The Company also took delivery on a Cat 992 during the same period.

Page 22 of 32

Precious Metals

Financial and operational performance of precious metals for the three months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,
Precious metals	2022	2021	$ Change	Pct Change
Total revenue - precious metals	$95,453	$130,195	$(34,742)	(26.7)%
Gross profit precious metals	67,779	101,969	(34,190)	(33.5)%
Ounces sold - gold	11.06	14.74	(3.68)	(24.9)%
Ounces sold - silver	3,319	6,254	(2,935)	(46.9)%

Financial and operational performance of precious metals for the three months ended June 30, 2022 and 2021 was as follows:

	Six months ended June 30,
Precious metals	2022	2021	$ Change	Pct Change
Total revenue - precious metals	172,787	206,428	(33,641)	(16.3)%
Gross profit precious metals	117,593	150,598	(33,005)	(21.9)%
Ounces sold-gold	21.35	22.00	(0.65)	(3.0)%
Ounces sold-silver	8,175	9,608	(1,433)	(14.9)%

Page 23 of 32

EARNINGS BEFORE INTEREST TAX DEPRECIATION AND AMORTIZATION

The Company utilizes Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), a non-GAAP financial measurement which approximates free cash flow.

Our company-wide Earnings Before Interest Taxes Depreciation Amortization (“EBITDA”) was $595,360 for the three months ended June 30, 2022, compared to EBITDA of $557,965 for the three months ended June 30, 2021. The primary driver of the June 30, 2021 EBITDA was a one-time non-recurring gain on forgiveness of CARES Act funds on a loan received in 2020 during the global pandemic and subsequent federal government economic stimulus program.

Income from operations improved from a company-wide loss of $232,190 for the three months ended June 30, 2021 to income from operations of $366,935 for the three months ended June 30, 2022. As a percentage of sales, income from operations improve from a negative 10.2% in 2021 to 11.7% in 2022 for the three-month period. Primary drivers include continued strong market prices for antimony and zeolite combined with relatively stable prices for cost of goods sold during the period.

EBIDTA schedules by business segment for the three months ended June 30, 2022 and June 30, 2021 is presented as follows.

Antimony - Combined USA and Mexico	Three months ended June 30, 2022		Three months ended June 30, 2021		$ Change	Change as a % of Revenue
Gross antimony revenue	$2,472,081	100.0%	$1,428,939	100.0%	$1,043,142	0.0%
Cost of sales	(1,981,522)	(80.2)%	(1,491,161)	(104.4)%	(490,361)	24.2%
Gross profit	490,559	19.8%	(62,222)	(4.4)%	552,781	24.2%
Operating expenses	(345,527)	(14.0)%	(413,499)	(28.9)%	67,972	15.0%
Income (loss) from operations	145,032	5.9%	(475,721)	(33.3)%	620,753	39.2%
Non-operating income (expense)	(3,975)	(2.6)%	570,147	39.9%	(574,122)	(40.1)%
Net income - antimony	141,057	5.7%	94,426	6.6%	46,631	(0.9)%
Interest expense	1,343	0.1%	38	0.0%	1,305	0.1%
Depreciation and amortization	154,837	6.3%	152,892	10.7%	1,945	(4.4)%
EBITDA - antimony	$297,237	12.0%	$247,356	17.3%	$49,881	(5.3)%

Zeolite	Three months ended June 30, 2022		Three months ended June 30, 2021		$ Change	Change as a % of Revenue
Gross zeolite revenue	$1,020,391	100.0%	$716,428	100.0%	$303,963	0.0%
Cost of sales	(856,319)	(83.9)%	(559,777)	(78.1)%	(296,542)	(5.8)%
Gross profit - zeolite	164,072	16.1%	156,651	21.9%	7,421	(5.8)%
Operating expenses	(9,948)	(1.0)%	(15,089)	(2.1)%	5,141	1.1%
Income (loss) from operations	154,124	15.1%	141,562	19.8%	12,562	(4.7)%
Non-operating expenses	(1,737)	(0.2)%	(816)	(0.1)%	(921)	(0.1)%
Net income - zeolite	152,387	14.9%	140,746	19.6%	11,641	(4.7)%
Interest expense	1,738	0.2%	842	0.1%	896	0.1%
Depreciation and amortization	48,546	4.8%	38,826	5.4%	9,720	(0.7)%
EBITDA - zeolite	$202,671	19.9%	$180,414	25.2%	$22,257	(5.3)%

Page 24 of 32

Precious Metals	Three months ended June 30, 2022		Three months ended June 30, 2021		$ Change	Change as a % of Revenue
Gross precious metals revenue	95,453	100.0%	130,195	100.0%	(34,742)	0.0%
Production costs	(27,674)	(29.0)%	(28,226)	(21.7)%	552	(7.3)%
Gross profit	67,779	71.0%	101,969	78.3%	(34,190)	(7.3)%
Operating expenses	-	0.0%	-	0.0%	-	0.0%
Income from operations	67,779	71.0%	101,969	78.3%	(34,190)	(7.3)%
Non-operating income	-	0.0%	-	0.0%	-	0.0%
Net income - antimony	67,779	71.0%	101,969	78.3%	(34,190)	(7.3)%
Interest expense	-	0.0%	-	0.0%	-	0.0%
Depreciation and amortization	27,674	29.0%	28,226	21.7%	(552)	7.3%
EBITDA - precious metals	95,453	100.0%	130,195	100.0%	(34,742)	0.0%

Company-wide	Three months ended June 30, 2022		Three months ended June 30, 2021		Change	Change as a % of Revenue
Gross revenue	3,587,925	100.0%	2,275,562	100.0%	1,312,363	0.0%
Cost of sales	(2,865,515)	(79.9)%	(2,079,164)	(91.4)%	(786,351)	11.5%
Gross profit	722,410	20.1%	196,398	8.6%	526,012	11.5%
Operating expenses	(355,475)	(9.7)%	(428,588)	(18.8)%	73,113	8.9%
Income (loss) from operations	366,935	10.2%	(232,190)	(10.2)%	599,125	18.6
Non-operating income (expense)	(5,712)	(0.2)%	569,331	25.0%	(575,043	(25.2)%
Net income (loss)	361,223	10.1%	337,141	14.8%	24,082	(4.7)%
Interest expense	3,081	0.1%	880	0.0%	2,201	0.0%
Depreciation and amortization	231,057	6.4%	219,944	9.7%	11,113	(3.2)%
EBITDA	595,360	16.6%	557,965	24.5%	37,395	(7.9)%

Page 25 of 32

EBIDTA schedules by business segment for the six months ended June 30, 2022 and June 30, 2021 is presented as follows.

Antimony - Combined USA and Mexico	Six months ended June 30, 2022		Six months ended June 30, 2021		$ Change	Change as a % of Revenue
Gross antimony revenue	$5,301,011	100.0%	$2,086,046	100.0%	$3,214,965	0.0%
Cost of sales	(3,754,675)	(70.8)%	(2,060,801)	(98.8)%	(1,693,874)	28.0%
Gross profit	1,546,336	29.2%	25,245	1.2%	1,521,091	28.0%
Operating expenses	(693,829)	(13.1)%	(958,203)	(45.9)%	264,374	32.8%
Income (loss) from operations	852,507	16.1%	(932,958)	(44.7)%	1,785,465	60.8%
Non-operating income (expense)	3,335)	(0.1)%	576,782	27.6%	(573,447)	(27.6)%
Net income (loss) - antimony	855,843	16.1%	(356,176)	(17.1)%	1,212,018	33.2%
Interest expense	3,688	0.1%	1,565	0.1%	2,123	(0.0)%
Depreciation and amortization	302,763	5.7%	305,735	14.7%	(2,972)	(8.9)%
EBITDA - antimony	$1,162,294	21.9%	$(48,876)	(2.3)%	$1,211,169	24.3%

Zeolite	Six months ended June 30, 2022		Six months ended June 30, 2021		$ Change	Change as a % of Revenue
Gross zeolite revenue	$1,694,433	100.0%	$1,236,375	100.0%	$458,058	0.0%
Cost of sales	(1,496,564)	(88.3)%	(1,003,663)	(81.2)%	(492,901)	(7.1)%
Gross profit - zeolite	197,869	11.7%	232,712	18.8%	(34,843)	(7.1)%
Operating expenses	(21,454)	(1.3)%	(24,268)	(2.0)%	2,814	0.7%
Income from operations	176,415	10.4%	208,444	16.9%	(32,029)	(6.4)%
Non-operating expenses	(2,375)	(0.1)%	(1,213)	(0.1)%	(1,162)	(0.0)%
Net income - zeolite	174,040	10.3%	207,231	16.8%	(33,191)	(6.5)%
Interest expense	2,375	0.1%	1,570	0.1%	805	0.0%
Depreciation and amortization	93,250	5.5%	80,843	6.5%	12,407	(1.0)%
EBITDA - zeolite	$269,665	15.9%	$289,644	23.4%	$(19,979)	(7.5)%

Page 26 of 32

Precious Metals	Six months ended June 30, 2022		Six months ended June 30, 2021		$ Change	Change as a % of Revenue
Gross precious metals revenue	$172,787	100.0%	$206,428	100.0%	$(33,641)	0.0%
Cost of sales	(55,194)	(31.9)%	(55,830)	(27.0)%	636	(4.9)%
Gross profit - precious metals	117,593	68.1%	150,598	73.0%	(33,005)	(4.9)%
Operating expenses	-	0.0%	-	0.0%	-	0.0%
Income from operations	117,593	68.1%	150,598	73.0%	(33,005)	(4.9)%
Non-operating expenses	-	0.0%	-	0.0%	-	0.0%
Net income - precious metals	117,593	68.1%	150,598	73.0%	(33,005)	(4.9)%
Interest expense	-	0.0%	-	0.0%	-	0.0%
Depreciation and amortization	55,194	31.9%	55,830	27.0%	(636)	4.9%
EBITDA - precious metals	$172,787	100.0%	$206,428	100.0%	$(33,641)	0.0%

Company-wide	Six months ended June 30, 2022		Six months ended June 30, 2021		Change	Change as a % of Revenue
Gross revenue	$7,168,231	100.0%	$3,528,849	100.0%	$3,639,382	0.0%
Cost of sales	(5,306,433)	(74.0)%	(3,120,294)	(88.4)%	(2,186,139	14.4%
Gross profit	1,861,798	26.0%	408,555	11.6%	1,453,243	14.4%
Operating expenses	(715,283)	(10.0)%	(982,471)	(27.8)%	267,188	17.9%
Income (loss) from operations	1,146,515	16.0%	(573,916)	(16.3)%	1,720,431	32.3%
Non-operating income (expense)	960	(0.0)%	575,569	16.3%	(574,609)	(16.3)%
Net income	1,147,475	16.0%	1,653	0.0%	1,145,822	16.0%
Interest expense	6,063	0.1%	3,135	0.1%	2,928	(0.0)%
Depreciation and amortization	451,207	6.3%	442,408	12.5%	8,799	(6.2)%
EBITDA	$1,604,745	22.4%	$447,196	12.7%	$1,157,549	9.7%

Page 27 of 32

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	June 30, 2022	December 31, 2021
Current assets	$24,126,852	$23,568,992
Current liabilities	(1,460,946)	(2,020,855)
Working capital	$22,665,906	$21,548,137

	For the six months ended
CASH FLOWS	June 30, 2022	June 30, 2021
Cash flow provided (used) by operating activities	$745,038	$(2,236,609)
Cash flow used by investing activities	(13,775,850)	95,057
Cash flow provided (used) by financing activities	(19,767)	23,841,057
Net change in cash during period	$(13,050,579)	$21,699,505

As of June 30, 2022, the Company had cash and cash equivalents of hand of $8,369,750 which consisted of $8,312,469 in money market funds and deposit accounts along with $57,281 of restricted cash.

Net cash provided by operating activities was $745,038 for the six-month period ending June 30, 2022, compared with cash used by operating activities of $2,236,609 during the six-month period ended June 20, 2021. The $2,981,647 change in cash from operating activities is attributable to a decrease in existing inventories coupled with continuing strong revenue from antinomy sales which have more than doubled in the current year.

Net cash used by investing activities of $13,775,850 included the purchase of a caterpillar for the Bear River Zeolite operation and ongoing construction of a new warehouse in Preston, ID. The Company also invested $13,500,000 in a managed investment account, seeking to improve its return on investment versus maintaining deposits in a low-interest bearing money market account. The managed investment account  invests in primarily US Treasury Bonds and other fixed income funds.

Cash flow used by financing activities for the six months ended June 30, 2022 was $19,767 compared to a cash flow provided by financing activities of $23,841,057 for the six months ended June 30, 2021. In 2021, the Company raised $25,132,883 from the issuance of common stock and warrants and the exercise of warrants by existing shareholders. This capital raise was not recurring during the six months ended June 30, 2022.

For the year ending December 31, 2022, we are planning to use funds acquired from the two stock offerings raised in 2021 to make significant improvements to our operations at Madero, Puerto Blanco, Bear River Zeolite, and Thompson Falls facilities with the goal of increasing production and decreasing costs.

In the past, the Company has been successful in raising required capital from sale of common stock.  As a result of planned operations and potential equity sales and potential debt borrowings, management believes cash flows from operations and existing cash and investments are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

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

Page 28 of 32

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the President and Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As the Company grows, management expects to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2022 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Page 29 of 32

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES.

For the three months ended June 30, 2022, the Company sold no common stock.

During the three months ended June 30, 2022, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

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

Page 30 of 32

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

Page 31 of 32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION

Date: August 16, 2022	By:	/s/ Russell Lawrence
Russell Lawrence
(Principal Executive Officer, President and Director)

Date: August 16, 2022	By:	/s/ Kelly J. Stopher
Kelly J. Stopher
(Principal Accounting Officer)

Page 32 of 33