Form 10-Q
period 2022-09-30
UNITED STATES ANTIMONY CORP
filed 2022-11-14
CIK 101538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 001-08675

UNITED STATES ANTIMONY CORPORATION
(Exact name of small business issuer as specified in its charter)

Montana	81-0305822
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 643 Thompson Falls, MT	59873
(Address of principal executive office)	(Postal Code)

(406) 827-3523

(Issuer’s telephone number)

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	UAMY	NYSE American

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

As of November 14, 2022, there were 106,373,341 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

Page 1 of 33

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,658,810	$21,363,048
Certificates of deposit	259,210	259,210
Accounts receivable	1,450,314	891,314
Inventories (Note 6)	827,958	1,055,420
Investments (Note 14)	12,973,553	-
Prepaid expenses and other current assets (Note 4)	187,937	-
Total current assets	23,357,782	23,568,992
Properties, plants and equipment, net (Note 7)	11,209,160	11,133,733
Restricted cash for reclamation bonds	57,283	57,281
IVA receivable and other assets	847,768	242,721
Total assets	$35,471,993	$35,002,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$462,261	$1,385,752
Accrued liabilities	622,403	621,873
Accrued liabilities – directors and related parties	102,248	-
Long-term debt, current portion (Note 9)	92,738	13,230
Total current liabilities	1,279,650	2,020,855

Long-term debt, net of current portion (Note 9)	241,932	201,920
Stock payable to directors for services	-	112,500
Asset retirement obligations and accrued reclamation costs (Note 8)	328,834	298,649
Total liabilities	1,850,416	2,633,924
COMMITMENTS AND CONTINGENCIES (Note 10 and 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
Series A: 0 shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding (liquidation preference $958,125 and $952,500, respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding (liquidation preference $97,847 both periods)	1,779	1,779
Series D: 1,692,672 shares issued and outstanding (liquidation preference $4,979,632 both periods)	16,926	16,926
Common stock, $0.001 par value; 300,000,000 shares authorized; 106,373,341 and 106,240,361 shares issued and outstanding	1,062,535	1,062,402
Additional paid-in capital	64,053,827	63,991,459
Accumulated deficit	(31,520,990)	(32,711,263)
Total stockholders’ equity	33,621,577	32,368,803
Total liabilities and stockholders’ equity	$35,471,993	$35,002,727

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 2 of 33

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022	2021
REVENUE		$2,463,984		$2,051,713	$9,624,611		$5,580,562
COST OF REVENUE		2,033,066		1,950,504	7,339,499		5,070,798
GROSS PROFIT		430,918		101,209	2,285,112		509,764
OPERATING EXPENSES
General and administrative		108,538		112,744	489,810		572,905
Salaries and benefits		76,811		72,200	222,858		226,137
Other operating and exploration expenses		91,405		-	109,365		184,037
Legal and professional fees		93,678		28,227	263,682		212,563
TOTAL OPERATING EXPENSES		370,432		213,171	1,085,715		1,195,642
INCOME (LOSS) FROM OPERATIONS		60,486		(111,962)	1,199,397		(685,878)
OTHER INCOME (EXPENSE)
Interest expense		(4,207)		(590)	(10,270)		(3,725)
Interest and investment income		15,064		13,320	54,770		35,202
Change in fair value of investments		(25,840)		-	(119,298)		-
Trademark and licensing income		4,899		-	65,674		-
Gain on forgiveness – CARES Act debt		-		-	-		443,400
Gain on settlement of Hillgrove advance		-		-	-		113,422
TOTAL OTHER INCOME (EXPENSE)		(10,084)		12,730	(9,124)		588,299
NET INCOME (LOSS)		50,402		(99,232)	1,190,273		(97,579)
Preferred dividends		(11,819)		(12,162)	(35,458)		(36,487)
Net income (loss) available to common stockholders		38,583		(111,394)	1,154,815		(134,066)
Net income (loss) per share of common stock
Basic and diluted	$	Nil	$	Nil	$0.01	$	Nil
Weighted average shares outstanding:
Basic		106,293,842		106,117,844	106,258,384		101,642,048
Diluted		106,293,842		106,117,844	106,258,384		101,642,048

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 3 of 33

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) For the three and nine months ended September 30, 2022 and 2021

	Total Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, December 31, 2020	2,678,909	$26,788	75,949,757	$759,496	$39,050,899	$(32,650,794)	$7,186,389
Common shares issued for cash	-	-	26,290,000	262,900	24,734,100	-	24,997,000
Common stock issuance costs	-	-	-	-	(1,654,820)	-	(1,654,820)
Common stock issued for exercise of warrants	-	-	3,723,810	37,238	1,726,381	-	1,763,619
Net loss	-	-	-	-	-	(335,488)	(335,488)
BALANCE, March 31, 2021	2,678,909	$26,788	105,963,567	$1,059,634	$63,856,560	$(32,986,282)	$31,956,700
Common stock issued for exercise of warrants	-	-	41,667	417	26,667	-	27,084
Net income	-	-	-	-	-	337,141	337,141
BALANCE, June 30, 2021	2,678,909	$26,788	106,005,234	$1,060,051	$63,883,227	$(32,649,141)	$32,320,925
Issuance of common stock for directors fees (Note 13)	-	-	112,610	1,126	108,874	-	110,000
Net loss	-	-	-	-	-	(99,232)	(99,232)
Balances, September 30, 2021	2,678,909	$26,788	106,117,844	$1,061,177	63,992,101	(32,748,373)	32,331,693

BALANCE, December 31, 2021	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	$(32,711,263)	$32,368,803
Net income	-	-	-	-	-	786,252	786,252
BALANCE, March 31, 2022	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	$(31,925,011)	$33,155,055
Net income	-	-	-	-	-	353,619	353,619
BALANCE, June 30, 2022	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	$(31,571,392)	$33,508,674
Issuance of common stock for directors fees (Note 13)	-	-	132,980	133	62,368	-	62,501
Net income	-	-	-	-	-	50,402	50,402
BALANCE, September 30, 2022	2,620,576	$26,205	106,373,341	$1,062,535	$64,053,827	$(31,520,990)	$33,621,577

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 4 of 33

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,190,273	$(97,579)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	693,990	665,604
Accretion of asset retirement obligation	14,589	5,197
Common stock payable for directors fees	-	84,375
Gain on settlement of Hillgrove advance	-	(113,422)
Gain on forgiveness of Cares Act debt	-	(443,400)
Write down of inventory to net realizable value	409,919	-
Change in fair value of investments	119,298	-
Changes in operating assets and liabilities:
Accounts receivable	(559,000)	(484,093)
Inventories	(182,457)	(83,743)
Prepaid expenses and other current assets	(187,937)	-
IVA receivable and other assets	(605,047)	(30,612)
Accounts payable	(923,490)	(624,028)
Accrued liabilities	530	(64,417)
Export tax assessment payable	-	(1,120,730)
Accrued liabilities – directors and related parties	52,248	(171,016)
Net cash provided (used) by operating activities	22,916	(2,477,864)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of certificates of deposit	-	210,184
Purchase of investments	(13,500,000)	-
Proceeds from sales of investments	407,149
Purchase of properties, plants and equipment	(592,221)	(616,479)
Net cash used by investing activities	(13,685,072)	(406,295)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in checks issued and payable	-	(86,685)
Payments on advances from related party	-	(56,416)
Proceeds from issuance of common stock, net of issuance costs	-	23,342,180
Proceeds from exercise of warrants	-	1,790,703
Payments on Hillgrove advances payable	-	(1,020,799)
Principal paid on notes payable to bank	-	(100,000)
Principal payments of long-term debt	(42,080)	(86,426)
Net cash provided (used) by financing activities	(42,080)	23,782,557
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(13,704,236)	20,898,398
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	21,420,329	722,377
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$7,716,093	$21,620,775

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment purchased with note payable	$161,600	$-
Issuance of common stock for directors fees	62,501	110,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 5 of 33

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2022

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022, and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The condensed consolidated balance sheet at December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three and nine-month periods ended September 30, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

Page 6 of 33

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2022

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

At September 30, 2022 and 2021, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	September 30, 2022	September 30, 2021
Warrants	12,346,215	12,489,922
Convertible preferred stock	1,692,672	1,751,005
TOTAL POSSIBLE DILUTIVE SHARES	14,038,887	14,240,927

Page 7 of 33

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2022

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

On August 17, 2022, the Company executed a Management and Consultancy Services Agreement (the ‘Consultancy Agreement”) whereby a contractor was engaged to render professional services consisting of management and consultancy for the acquisition of surface rights and other technical services near San Guadalupe, Mexico. The parties agreed to total consideration of $1,035,025 plus associated Value Added Tax (“VAT”).

The Company paid $450,000 plus VAT upon execution of the Consultancy Agreement and will pay fifty (50) monthly installments of $11,700 plus VAT. The $450,000 initial installment will be amortized over the fifty (50) month term of the agreement and recognized as expense under “Other operating expenses and exploration”.

Prepaid expenses and other current assets at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Prepaid insurance	$40,611	-
Prepaid consulting and management fees	432,000	-
Prepaid exploration expense	10,670	-
Other current assets	28,656	-
	511,937	-
Less long-term portion	(324,000)	-
Prepaid and other current assets	$187,937	-

The long-term portion of prepaid and other current assets of $324,000 is included in “IVA refund and other assets” on the condensed consolidated balance sheet.

NOTE 5 – REVENUE RECOGNITION

Products consist of the following:

•	Antimony: includes antimony oxide, sodium antimonate, antimony trisulfide and antimony metal
•	Zeolite: includes coarse and fine zeolite crushed in various sizes
•	Precious metals: includes unrefined and refined gold and silver

Sales of products for the three-months ended September 30, 2022 and 2021 were as follows:

	For the three months ended
	September 30, 2022	September 30, 2021
Antimony	$1,671,301	$1,284,969
Zeolite	792,683	693,008
Precious metals	-	73,736
TOTAL REVENUE BY PRODUCT	$2,463,984	$2,051,713

Sales of products for the nine months ended September 30, 2022 and 2021 were as follows:

	For the nine months ended
	September 30, 2022	September 30, 2021
Antimony	$6,972,312	$3,371,015
Zeolite	2,487,116	1,929,383
Precious metals	165,183	280,164
TOTAL REVENUE BY PRODUCT	$9,624,611	$5,580,562

Page 8 of 33

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2022

The Company’s trade accounts receivable balance related to contracts with customers was $1,450,314 at September 30, 2022 and $891,314 at December 31, 2021. The Company’s products do not involve any warranty agreements and product returns are not typical.

For the three and nine months ended September 30, 2022, the Company also received royalties related to a trademark and licensing agreement in its antimony business segment and is recognized under “Other Income”. For the three months ended September 30, 2022 and 2021, royalty income of $4,899 and $Nil, respectively was recognized. For the nine months ended September 30, 2022 and 2021, royalty income of $65,674 and $Nil, respectively was recognized

NOTE 6– INVENTORIES

Inventories at September 30, 2022 and December 31, 2021 consisted primarily of finished antimony products, antimony metal, antimony ore, and finished zeolite products that are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs and freight. Inventories at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Antimony Metal	$83,031	$234,461
Antimony Oxide	323,483	439,086
Antimony Ore Concentrates	246,938	119,046
Total antimony	653,452	792,593
Zeolite	174,506	262,827
TOTAL INVENTORIES	$827,958	$1,055,420

As of September 30, 2022 and December 31, 2021, inventories are valued at cost except for the portion related to Mexican operations which are valued at net realizable value because the production costs of the Mexican inventory were greater than the amount the Company expected to receive on the sale of the pounds of antimony contained in inventory. The adjustment to inventory for net realizable value was $409,919 and $Nil for the nine months ended September 30, 2022 and 2021, respectively.

Antimony oxide and metal inventory consisted of finished product held at the Company’s plants in Montana and Mexico. Antimony concentrates and ore were held primarily at sites in Mexico. The Company’s zeolite inventory consists of saleable zeolite material in Idaho.

Page 9 of 33

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2022

NOTE 7 – PROPERTIES, PLANTS AND EQUIPMENT

The major components of the Company’s properties, plants and equipment by segment at September 30, 2022 and December 31, 2021 are shown below:

	Antimony Segment		Zeolite Segment	Precious Metals
September 30, 2022	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$1,760,926	$9,249,429	$4,051,016	$1,347,912	$16,409,283
Buildings	243,248	870,534	1,142,251	-	2,256,033
Land and other	2,431,387	2,756,037	16,753	-	5,204,177
Construction in progress	-	-	48,149	-	48,149
	4,435,561	12,876,000	5,258,169	1,347,912	23,917,642
Accumulated depreciation	(2,757,658)	(6,058,986)	(3,368,895)	(522,943)	(12,708,482)
	$1,677,903	$6,817,014	$1,889,274	$824,969	$11,209,160

	Antimony Segment		Zeolite Segment	Precious Metals
December 31, 2021	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$1,684,977	$8,905,899	$3,853,056	$1,330,394	$15,774,326
Buildings	243,248	870,534	801,764	-	1,915,546
Land and other	2,431,387	2,640,441	16,753	-	5,088,581
Construction in progress	-	280,406	184,972	-	465,378
	$4,359,612	$12,697,280	$4,856,545	$1,330,394	$23,243,831
Accumulated depreciation	(2,732,809)	(5,622,555)	(3,314,658)	(440,076)	(12,110,098)
	$1,626,803	$7,074,725	$1,541,887	$890,318	$11,133,733

At September 30, 2022 and December 31, 2021, the Company had $328,555 and $665,175, respectively, of assets that were not yet placed in service and have not yet been depreciated.

NOTE 8 – ASSET RETIREMENT OBLIGATION AND ACCRUED RECLAMATION COSTS

Changes in the asset retirement obligation for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,
	2022	2021
Asset retirement obligation, beginning of period	$218,157	$187,683
Accretion expense	3,177	1,733
Asset retirement obligation, end of period	$221,334	$189,416

	Nine months ended September 30,
	2022	2021
Asset retirement obligation, beginning of period	$191,149	$184,219
Change in estimate of asset retirement obligation	15,596	-
Accretion expense	14,589	5,197
Asset retirement obligation, end of period	$221,334	$189,416

Page 10 of 33

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2022

The Company’s total asset retirement obligation and accrued reclamation costs of $328,834 and $298,649, at September 30, 2022 and December 31, 2021, respectively, includes reclamation obligations for the Idaho and Montana operations of $107,500.

NOTE 9 – DEBT

Long term debt at September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
Promissory note payable to First Security Bank of Missoula, earing interest at 2.25%, payable in 59 monthly installments of $1,409 with a final payment of $152,726 maturing November 9, 2026; collateralized by a lien on Certificate of Deposit	$204,992	$215,150
Installment contract payable to Caterpillar Financial Services, bearing interest at 6.65%, payable in 24 monthly installments of $7,210 maturing April 28, 2024; collateralized by 2007 Caterpillar 740 articulated truck	129,678	-
	334,670	215,150
Less current portion	(92,738)	(13,230)
Long term portion	$241,932	$201,920

At September 30, 2022, principal payments on debt are due as follows:

Twelve months ending September 30,	Principal payment
2023	$92,738
2024	62,065
2025	12,998
2026	13,294
2027	153,575
$334,670

NOTE 10 – INCOME AND OTHER TAXES

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

Page 11 of 33

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2022

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

During the three months ended September 30, 2022, the Mexican court ruled against the Company in the above matter. The Company has appealed the ruling. As of September 30, 2022, the updated SAT assessment was approximately $21.3 million pesos, which was approximately $1.1 million USD for $285,000 of unpaid income taxes and $815,000 of interest and penalties.

As of September 30, 2022, management assessed the possible outcomes for this tax audit and believes, based on discussions with its tax attorney in Mexico, that the most likely outcome will be that the Company will be successful in its appeal resulting in no tax due. Management determined that no amount should be accrued at September 30, 2022 or December 31, 2021 relating to this potential tax liability. There can be no assurance that the Company’s ultimate liability, if any, will not have a material adverse effect on the Company’s results of operations or financial position.

If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will record changes to tax attributes, recognize penalties in general and administrative expense, interest will be recorded as interest expense and record the tax expense associated with the assessment.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At September 30, 2022 and December 31, 2021, the Company had accrued liabilities of $Nil and $Nil, respectively, relating to such assessments.

The Company pays various royalties on the sale of zeolite products. On a combined basis, royalties vary from 8%-13%. During the three months ended September 30, 2022 and 2021, the Company incurred royalty expense of $78,140 and $64,212, respectively. During the nine months ended September 30, 2022 and 2021, the Company incurred royalty expense of $226,040 and $195,779 respectively. Royalty expense is included in cost of goods sold on the condensed consolidated statement of operations.

At September 30, 2022 and December 31, 2021, the Company had accrued royalties payable of $426,211 and $346,242 respectively, which is included in accrued liabilities on the condensed consolidated balance sheets. The Company is currently in negotiations with certain royalty holders to modify the terms of the agreements.

On August 8, 2022, the Company executed a preliminary Purchase Option Agreement (the ‘agreement”) with SB Wadley SA de CV (“Wadley”) whereby the Company leases, with an option to acquire, mining claims located in Mexico known as the Wadley Property. Under the agreement, the Company will pay Wadley eight monthly installments of $11,600 for the right to mine and conduct geological and resource studies as due diligence and exploration on the Wadley Property. At the end of the eight months, should the Company choose to exercise the option following due diligence and assessment of geological and resource studies, the Company will pay Wadley $2,230,000 and seven annual payments of $1,160,000.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company compensates directors for their contributions to the management of the Company.

During the three months ended September 30, 2022 and September 30, 2021, the Company expensed $31,250 and $28,125, respectively, in directors’ fees.

Page 12 of 33

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2022

During the nine months ended September 30, 2022 and September 30, 2021, the Company expensed $106,250 and $84,375, respectively in directors’ fees.

At September 30, 2022 and December 31, 2022, accrued fees due to directors was $93,750 and $112,500, respectively, which are included in “accrued liabilities – directors and related parties” on the Company’s condensed consolidated balance sheets

During the three and nine months ended September 30, 2022, the Company paid accrued directors fees of $62,500 in cash and $62,501 in common stock (Note 13).

NOTE 13 – STOCKHOLDERS’ EQUITY

During the nine months ended June 30, 2021, the Company sold shares of its common stock in two separate transactions: on February 3, 2021, 15,300,000 shares were sold at $0.70 for gross proceeds of $10,710,000; and on February 18, 2021, 10,990,000 shares were sold at $1.30 for gross proceeds of $14,287,000. A total of $1,654,820 of issuance costs were incurred on these sales.

During the nine months ended September 30, the Company issued 3,765,477 shares of common stock and received $1,790,703 in cash from the exercise of warrants.

On August 24, 2022, the Company issued 132,980 shares of common stock in lieu of cash in consideration of fees for Board of Directors accrued through December 31, 2021.  The number of shares issued was based on the amount of fees due of $62,501 divided by the market price of the Company’s common shares on the date of issuance.

Common stock warrants

In February 2021, concurrent with sale of common stock, the Company issued warrants to purchase 7,650,000 shares of common stock at an exercise price of $0.85 per share. The warrants are initially exercisable six months following issuance and expire five and one-half years from the issuance date. In connection with the February 2021 sales of common stock, the Company also issued 1,606,500 warrants with an exercise price of $0.85 and 804,000 warrants with an exercise price of $0.46 as commission to the placement agent. There were no warrants exercised during the three or nine months ended September 30, 2022.

The Company issued no warrants to purchase common stock during the three or nine months ended September 30, 2022.

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Number of warrants	Exercise prices
Balance outstanding at December 31, 2020	6,194,899	$0.65
Issued	10,060,500	$0.46 - $0.85
Exercised	(3,765,477)	$0.46 - $0.65
Balance outstanding at December 31, 2021	12,489,922	$0.75
Expired	(143,707)	$0.65
Balance outstanding at September 30, 2022	12,346,215	$0.75

Page 13 of 33

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2022

The composition of the Company’s warrants outstanding at September 30, 2022 is as follows:

Number of warrants	Weighted Average Exercise Price	Expiration Date	Weighted Average Remaining life (years)
2,285,715	$0.46	7/31/2025	2.84
804,000	0.46	1/27/2026	3.33
7,650,000	0.85	8/3/2026	3.84
1,606,500	0.85	2/1/2026	3.34
12,346,215	$0.75		$3.56	(a)

NOTE 14 – INVESTMENTS

In April 2022, the Company opened an investment account composed primarily of fixed income mutual funds and U.S. Treasury bonds which are measured using Level 1 fair value inputs that are based on quote prices in active markets.

For the three months ended September 30, 2022, the Company recognized $25,840 in the change in fair value of investments on the condensed consolidated statement of operations. For the nine months ended September 30, 2022, the Company recognized a change in fair value of investments of $119,298 on the condensed consolidated statement of operations.

As of September 30, 2022, the cost and fair value of the investment portion of the account was $13,061,469 and $12,973,553, respectively.

As of September 30, 2022, the cash and cash equivalent portion of the account was $442,097 which is included in cash and cash equivalents on the condensed consolidated balance sheet.

NOTE 15 – BUSINESS SEGEMENTS

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

Page 14 of 33

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2022

	For the three months ended September 30,		For the nine months ended September 30,
Capital expenditures	2022	2021	2022	2021
Antimony
United States	$1,655	$4,060	$81,931	$4,060
Mexico	151,559	4,872	163,125	14,616
Subtotal antimony	153,214	8,932	245,056	18,676
Precious metals	-	17,607	17,518	54,954
Zeolite	56,008	474,812	491,247	542,849
Total	$209,222	$501,351	$753,821	$616,479

Total Assets:	September 30, 2022	December 31, 2021
Antimony
United States	$23,737,803	$24,130,348
Mexico	8,147,147	7,771,515
Subtotal antimony	31,884,950	31,901,863
Precious metals
United States	177,859	107,464
Mexico	647,110	782,854
Subtotal precious metals	824,969	890,318
Zeolite	2,762,074	2,210,546
TOTAL	$35,471,993	$35,002,727

Page 15 of 33

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2022

Segment operations for the three months ended September 30, 2022	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$1,671,301	$-	$1,671,301	$-	$792,683	$2,463,984
Depreciation and amortization	$10,262	$154,238	$164,500	$27,673	$50,610	$242,783
Income (loss) from operations	$802,817	$(817,746)	$(14,929)	$(27,673)	$103,088	$60,486
Other income (expense)	(7,058)	-	(7,058)	-	(3,026)	(10,084)
NET INCOME (LOSS)	$795,759	$(817,746)	$(21,987)	$(27,673)	$100,062	$50,402

Segment operations for the three months ended September 30, 2021	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$1,284,969	$-	$1,284,969	$73,736	$693,008	$2,051,713
Depreciation and amortization	$8,032	$145,027	$153,059	$28,361	$41,776	$223,196
Income (loss) from operations	$528,750	$(673,739)	$(144,989)	$45,375	$(12,348)	$(111,962)
Other income (expense)	13,249	-	13,249	-	(519)	12,730
NET INCOME (LOSS)	$541,999	$(673,739)	$(131,740)	$45,375	$(12,867)	$(99,232)

Page 16 of 33

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2022

Segment operations for the nine months ended September 30, 2022	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$6,144,490	$827,822	$6,972,312	$165,183	$2,487,116	$9,624,611
Depreciation and amortization	$30,832	$436,431	$467,263	$82,867	$143,860	$693,990
Income (loss) from operations	$2,314,965	$(1,477,387)	$837,578	$82,316	$279,503	$1,199,397
Other income (expense)	(3,723)	-	(3,723)	-	(5,401)	(9,124)
NET INCOME (LOSS)	$2,311,242	$(1,477,387)	$833,855	$82,316	$274,102	$1,190,273

Segment operations for the nine months ended September 30, 2021	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$3,371,015	$-	$3,371,015	$280,164	$1,929,383	$5,580,562
Depreciation and amortization	$23,816	$434,978	$458,794	$84,191	$122,619	$665,604
Income (loss) from operations	$409,723	$(1,487,670)	$(1,077,947)	$195,973	$196,096	$(685,878)
Other income (expense)	476,609	113,422	590,031	-	(1,732)	588,299
NET INCOME (LOSS)	$886,332	$(1,374,248)	$(487,916)	$195,973	$194,364	$(97,579)

Page 17 of 33

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

Page 18 of 33

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

Antimony Division

Our antimony smelter and precious metals plant is located in the Burns Mining District of Sanders County, Montana, approximately 15 miles west of Thompson Falls, MT. We hold 2 patented mill sites where the plant is located. We have no “proven reserves” or “probable reserves” of antimony, as these terms are defined by the Securities and Exchange Commission’s Regulation S-K Subpart 1300. Environmental restrictions preclude mining at this site.

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

Page 19 of 33

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

Zeolite Division

We own 100% of Bear River Zeolite Company, (BRZ, an Idaho corporation) that was incorporated on June 1, 2000. BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment. In 2010 the royalty was adjusted to $10 per ton sold. The current minimum annual royalty is $60,000. In addition, BRZ has more zeolite on U.S. Bureau of Land Management land. The Company pays various royalties on the sale of zeolite products. William Raymond and Nancy Couse are paid a royalty that varies from $1 to $5 per ton. On a combined basis, royalties vary from 8%-13% of sales. Shortly after inception BRZ constructed a processing plant on the property which improved its productive capacity. Ground-breaking for an additional warehouse to store additional inventory and a shop to service equipment started in 2021 and the warehouse and shop was completed in the three months ended September 30, 2022. A vertical-shaft-impactor crusher was replaced by a hammer mill for crushing line number 1 in 2021 for increased production rate. A replacement jaw crusher was installed and put into service in 2021. The new jaw crusher was further improved with a variable-speed apron feeder in late 2021 and subsequent and substantial improvements have been made to the jaw crusher in 2022. In 2021, the Company purchased a house in Preston Idaho for the express purpose of housing workers for its zeolite operation.

We have no reserves nor resources of zeolite, as these terms are defined by the Securities and Exchange Commission’s Regulation S-K Subpart 1300.

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

Page 20 of 33

SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues	$2,463,984	$2,051,713	$9,624,611	$5,580,562
Costs of revenues	2,033,066	1,950,504	7,339,499	5,070,798
Gross profit	430.918	101,209	2,285,112	509,764
Total operating expenses	370,432	213,171	1,085,715	1,195,642
Income (loss) from operations	60,486	(111,962)	1,199,397	(685,878)
Other income (expense)	(10,084)	12,730	(9,124)	588,299
NET INCOME (LOSS)	$50,402	$(99,232)	$1,190,273	$(97,579)
Weighted average shares of common stock (basic)	106,293,842	106,117,844	106,258,384	101,642,048
Weighted average shares of common stock (diluted)	106,293,842	106,117,844	106,258,384	101,642,048

Balance Sheet Information:

	September 30, 2022	December 31, 2021
Working capital	$22,078,132	$21,548,137
Total assets	35,471,993	35,002,727
Accumulated deficit	(31,520,990)	(32,711,263)
Stockholders’ equity	33,621,577	32,368,803

Page 21 of 33

Operational and financial performance

Antimony

Financial and operational metrics of antimony for the three months ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,
Antimony - Combined USA and Mexico	2022	2021	$ Change	Pct Change
Total revenue – sales of antimony	$1,671,301	$1,284,969	$386,332	30.1%
Gross profit - antimony	329,233	44,714	284,519	636.3%
Total lbs of antimony metal sold	176,872	306,045	(129,173)	(42.2%)
Average sales price/lb metal	9.45	4.20	5.25	125.1%
Average cost/lb metal	7.59	4.05	3.54	87.2%
Average gross profit/lb metal	1.86	0.15	1.72	1,174.0%

Financial and operational metrics of antimony for the nine months ended September 30, 2022 and 2021 was as follows:

	Nine months ended September 30,
Antimony - Combined USA and Mexico	2022	2021	$ Change	Pct Change
Total revenue -antimony	$6,972,312	$3,371,015	$3,601,297	106.8%
Gross profit - antimony	1,875,569	69,959	1,805,610	2,581.0%
Total lbs of antimony metal sold	973,350	827,131	146,219	17.7%
Average sales price/lb metal	7.16	4.08	3.09	75.8%
Average cost/lb metal	5.24	3.99	1.25	31.2%
Average gross profit/lb metal	1.93	0.08	1.84	2,178.2%

During the three months ended September 30, 2022, the average sales price for antimony increased $5.25 per pound compared to the three months ended September 30, 2021. Gross profit per pound increased $1.72 per pound over the three months ended September 30, 2021.

The Company experienced a decrease in production in Q3 due to a temporary decrease in feed for two reasons. First, there was a scheduled shut-down by our North American supplier that was followed by equipment failure at their facility. In addition to this, the supplier reported having difficulties with labor supply in Q3. Second, the decrease in supply corresponded with less sourcing in Mexico during the negotiation phase regarding our purchase option agreement. The same thing that led to a meeting with the owners of the Wadley mine culminating in a purchase option agreement resulted in a bottleneck during this period, namely, the insistence that all purchased ore was done without invoicing and paid for in cash-an arrangement unacceptable to US Antimony.

Both of these problems have been corrected and we now have a record number of tons of ore at our smelter in Madero and are receiving the predicted number of tons of feed from our North American supplier. However, there is a delay between the purchase of raw material and the processing and sale product and this delay has affected Q3 and will affect Q4. The Company has recently received a ton of material for testing to produce antimony metal or oxide. Preliminary results of this test-work are very encouraging. This supplier has about 100 short tons of this material and our processing of it could result in a mutually beneficial arrangement. During the decrease of supply the Company supplemented its feed in Montana from material processed at its smelter in Mexico.

During the nine months ended September 30, 2022, the average sales price for antimony increased $3.09 per pound compared to the nine months ended September 30, 2021. Gross profit per pound increased $1.93 per pound over the three months ended September 30, 2021.

Page 22 of 33

Zeolite

Financial and operational performance of zeolite for the three months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,
Zeolite	2022	2021	$ Change	Pct Change
Total revenue - zeolite	$792,683	$693,008	99,675	14.4%
Gross profit - zeolite	129,358	11,120	118,238	1,063.3%
Tons of zeolite sold	3,264	3,045	219	7.2%
Average sales price/ton	242.86	227.59	15.27	6.7%
Average cost/ton	203.22	223.94	(20.71)	(9.2)%
Average gross profit/ton	39.63	3.65	35.98	985.2%

Financial and operational performance of zeolite for the nine months ended September 30, 2022 and 2021 was as follows:

	Nine months ended September 30,
Zeolite	2022	2021	$ Change	Pct Change
Total revenue - zeolite	$2,487,116	$1,929,383	557,733	28.9%
Gross profit - zeolite	327,227	243,832	83,395	34.2%
Tons of zeolite sold	10,336	8,823	1,513	17.1%
Average sales price/ton	240.63	218.68	21.95	10.0%
Average cost/ton	208.97	191.04	17.93	9.4%
Average gross profit/ton	31.66	27.64	4.02	14.6%

Sales volume of zeolite for the three months ended September 30, 2022 increased 219 tons over the three months ended September 30, 2021. Average sales price per ton increased $15.27 for the same comparable period. Sales volume of zeolite for the nine months ended September 30, 2022 increased 1,513 tons over the nine months ended September 30, 2021. Average sales price per ton increased $21.95 for the nine months ended September 30, 2022 over the comparable nine month period ending September 30, 2021.

The Company continues making significant improvements to its infrastructure at the Preston Facility. We have purchased a newer dozer with dual ripper attachment (Caterpiller D8K) to aid in the mining as it is clear that our best method of mining is to rip and use blasting to supplement and not vice-versa. Our old D8 is shot and was costing more to repair than it was worth. We have hired a new supervisor and mechanic, Richard Lyon, who is a certified MSHA person and has been doing a spectacular job at the plant and in locating quality rolling stock to replace our aging fleet of equipment for both the mine and the mill. We have purchased a 2,000-gallon water truck for road dust control in the summer months. The shop building is finally complete along with a new 50’ x 100’ warehouse . A new method of dust control is being implemented for testing first in our crusher room based on the pressurization of the room. Depending on its success, the Company plans to implement the same system around all dust-sensitive areas. The Company has located and is in the process of purchasing an excavator for the purpose of loading and removal of ripped or blasted rock and for general use at the mine. A new road serving a new level was completed by our chief miner in q3, Allan Boot. The Company placed a down-payment on a salt-shed for the storage of ore above the jaw crusher and plans to purchase and have built many more to increase our tonnage during the fall and winter months via the elimination of the use of tarps for keeping our stockpiles dry.

Page 23 of 33

Precious Metals

Financial and operational performance of precious metals for the three months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,
Precious metals	2022	2021	$ Change	Pct Change
Total revenue - precious metals	$-	$73,736	$(73,736)	(100.0%)
Gross profit precious metals	(27,673)	45,375	(73,048)	(161.0%)
Ounces sold - gold	-	12.00	(12.0)	(100.0%)
Ounces sold - silver	-	5,638	(5,638)	(100.0%)

Financial and operational performance of precious metals for the three months ended September 30, 2022 and 2021 was as follows:

	Nine months ended September 30,
Precious metals	2022	2021	$ Change	Pct Change
Total revenue - precious metals	165,183	280,164	(114,981)	(41.0%)
Gross profit precious metals	82,316	195,973	(113,657)	(58.0%)
Ounces sold - gold	21.35	34.00	(12.65)	(37.2%)
Ounces sold - silver	8,175	15,246	(7,071)	(46.4%)

EARNINGS BEFORE INTEREST TAX DEPRECIATION AND AMORTIZATION

The Company utilizes Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), a non-GAAP financial measurement which approximates free cash flow.

Our company-wide Earnings Before Interest Taxes Depreciation Amortization (“EBITDA”) was $297,392 for the three months ended September 30, 2022, compared to EBITDA of $123,964 for the three months ended September 30, 2021. The primary driver of the September 30, 2021 EBITDA was a one-time non-recurring gain on forgiveness of CARES Act funds on a loan received in 2020 during the global pandemic and subsequent federal government economic stimulus program.

Income from operations improved from a company-wide loss of $111,962 for the three months ended September 30, 2021 to income from operations of $60,486 for the three months ended September 30, 2022. Primary drivers include continued strong market prices for antimony and zeolite.

Our company-wide Earnings Before Interest Taxes Depreciation Amortization (“EBITDA”) was $1,894,533 for the nine months ended September 30, 2022, compared to EBITDA of $571,160 for the nine months ended September 30, 2021. Increase in gross revenue of $4,044,049 and increased gross profit of 1,775,348 were the primary drivers behind the EBITDA results in 2022.

Income from operations improved from a company-wide loss of $111,962 for the three months ended September 30, 2021 to income from operations of $60,486 for the three months ended September 30, 2022. Primary drivers include continued strong market prices for antimony and zeolite.

Page 24 of 33

EBIDTA schedules by business segment for the three months ended September 30, 2022 and September 30, 2021 is presented as follows.

Antimony – Combined USA and Mexico	Three months ended September 30, 2022	Three months ended September 30, 2021	$ Change	% Change
Gross antimony revenue	$1,671,301	$1,284,969	$386,332	30.1%
Cost of sales	(1,342,068)	(1,240,255)	(101,813)	8.2%
Gross profit – antimony	329,233	44,714	284,519	636.3%
Operating expenses	(344,162)	(189,703)	(154,459)	81.4%
Income from operations	(14,929)	(144,989)	130,060	(89.7%)
Non-operating expenses	(7,058)	13,249	(20,307)	(153.3%)
Net income (loss) – antimony	(21,987)	(131,740)	109,753	(83.3%)
Interest expense	1,181	-	1,181	N/A
Depreciation and amortization	164,500	153,059	11,441	7.5%
EBITDA – antimony	$143,694	$21,319	$122,375	574.0%

Zeolite	Three months ended September 30, 2022	Three months ended September 30, 2021	$ Change	% Change
Gross zeolite revenue	$792,683	$693,008	$99,675	14.4%
Cost of sales	(663,325)	(681,888)	18,563	(2.7%)
Gross profit – zeolite	129,358	11,120	118,238	1,063.3%
Operating expenses	(26,270)	(23,468)	(2,802)	11.9%
Income from operations	103,088	(12,348)	115,436	(934.9%)
Non-operating expenses	(3,026)	(519)	(2,507)	483.0%
Net income – zeolite	100,062	(12,867)	112,929	(877.7%)
Interest expense	3,026	-	3,026	N/A
Depreciation and amortization	50,610	41,776	8,834	21.1%
EBITDA – zeolite	$153,698	$28,909	$124,789	431.7%

Page 25 of 33

Precious Metals	Three months ended September 30, 2022	Three months ended September 30, 2021	$ Change	% Change
Gross revenue precious metals	$-	$73,736	$(73,736)	(100.0%)
Cost of sales	(27,673)	(28,361)	688	(2.4%)
Gross profit – precious metals	(27,673)	45,375	(73,048)	(161.0%)
Operating expenses	-	-	-	N/A
Income from operations	(27,673)	45,375	(73,048)	(161.0%)
Non-operating expenses	-	-	-	N/A
Net income – precious metals	(27,673)	45,375	(73,048)	(161.0%)
Interest expense	-	-	-	N/A
Depreciation and amortization	27,673	28,361	(688)	(2.4%)
EBITDA – precious metals	$-	$73,736	$(73,736)	(100.0%)

Company-wide	Three months ended September 30, 2022	Three months ended September 30, 2021	$ Change	% Change
Gross revenue	$2,463,984	$2,051,713	$412,271	20.1%
Cost of sales	(2,033,066)	(1,950,504)	(82,562)	4.2%
Gross profit – precious metals	430,918	101,209	329,709	325.8%
Operating expenses	(370,432)	(213,171)	(157,261)	73.8%
Income from operations	60,486	(111,962)	172,448	(154.0%)
Non-operating income (expense)	(10,084)	12,730	(22,814)	(179.2%)
Net income (loss)	50,402	(99,232)	149,634	(150.8%)
Interest expense	4,207	-	4,207	N/A
Depreciation and amortization	242,783	223,196	19,587	8.8%
EBITDA – Company-wide	$297,392	$123,964	$173,428	139.9%

Page 26 of 33

EBIDTA schedules by business segment for the nine months ended September 30, 2022 and September 30, 2021 is presented as follows.

Antimony – Combined USA and Mexico	Nine months ended September 30, 2022	Nine months ended September 30, 2021	$ Change	% Change
Gross antimony revenue	$6,972,312	$3,371,015	$3,601,297	106.8%
Cost of sales	(5,096,743)	(3,301,056)	(1,795,687)	54.4%
Gross profit – antimony	1,875,569	69,959	1,805,610	2,581.0%
Operating expenses	(1,037,991)	(1,147,906)	109,915	(9.6%)
Income from operations	837,578	(1,077,947)	1,915,525	(177.7%)
Non-operating expenses	(3,723)	590,031	(593,754)	(100.6%)
Net income (loss) – antimony	833,855	(487,916)	1,321,771	(270.9%)
Interest expense	4,869	1,565	3,304	211.1%
Depreciation and amortization	467,263	458,794	8,469	1.8%
EBITDA – antimony	$1,305,987	$(27,557)	$1,333,544	(4,839.2%)

Zeolite	Nine months ended September 30, 2022	Nine months ended September 30, 2021	$ Change	% Change
Gross zeolite revenue	$2,487,116	$1,929,383	$557,733	28.9%
Cost of sales	(2,159,889)	(1,685,551)	(474,338)	28.1%
Gross profit – zeolite	327,227	243,832	83,395	34.2%
Operating expenses	(47,724)	(47,736)	12	(0.0%)
Income from operations	279,503	196,096	83,407	42.5%
Non-operating expenses	(5,401)	(1,732)	(3,669)	211.8%
Net income – zeolite	274,102	194,364	79,738	41.0%
Interest expense	5,401	1,570	3,831	244.0%
Depreciation and amortization	143,860	122,619	21,241	17.3%
EBITDA – zeolite	$423,363	$318,553	$104,810	32.9%

Precious Metals	Nine months ended September 30, 2022	Nine months ended September 30, 2021	$ Change	% Change
Gross revenue precious metals	$165,183	$280,164	$(114,981)	(41.0%)
Cost of sales	(82,867)	(84,191)	1,324	(1.6%)
Gross profit – precious metals	82,316	195,973	(113,657)	(58.0%)
Operating expenses	-	-	-	N/A
Income from operations	82,316	195,973	(113,657)	(58.0%)
Non-operating expenses	-	-	-	N/A
Net income – precious metals	82,316	195,973	(113,657)	(58.0%)
Interest expense	-	-	-	N/A
Depreciation and amortization	82,867	84,191	(1,324)	(1.6%)
EBITDA – precious metals	$165,183	$280,164	$(114,981)	(41.0%)

Page 27 of 33

Company-wide	Nine months ended September 30, 2022	Nine months ended September 30, 2021	$ Change	% Change
Gross revenue	$9,624,611	$5,580,562	$4,044,049	72.5%
Cost of sales	(7,339,499)	(5,070,798)	(2,268,701)	44.7%
Gross profit – precious metals	2,285,112	509,764	1,775,348	348.3%
Operating expenses	(1,085,715)	(1,195,642)	109,927	(9.2%)
Income from operations	1,199,397	(685,878)	1,885,275	(274.9%)
Non-operating income (expense)	(9,124)	588,299	(597,423)	(101.6%)
Net income (loss)	1,190,273	(97,579)	1,287,852	(1,319.8%)
Interest expense	10,270	3,135	7,135	227.6%
Depreciation and amortization	693,990	665,604	28,386	4.3%
EBITDA – Company-wide	$1,894,533	$571,160	$1,323,373	231.7%

Page 28 of 33

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	September 30, 2022	December 31, 2021
Current assets	$23,357,782	$23,568,992
Current liabilities	(1,279,650)	(2,020,855)
Working capital	$22,078,132	$21,548,137

	For the nine months ended
CASH FLOWS	September 30, 2022	September 30, 2021
Cash flow provided (used) by operating activities	$22,916	$(2,477,864)
Cash flow used by investing activities	(13,685,072)	(406,295)
Cash flow provided (used) by financing activities	(42,080)	23,782,557
Net change in cash during period	$(13,704,236)	$20,898,398

As of September 30, 2022, the Company had cash and cash equivalents of hand of $7,716,093 which consisted of $7,658,810 in money market funds and deposit accounts along with $57,283 of restricted cash.

Net cash provided by operating activities was $22,916 for the nine-month period ending September 30, 2022, compared with cash used by operating activities of $2,477,864 during the nine-month period ended September 30, 2021. The $2,500,780 change in cash from operating activities is attributable to ongoing strong revenue from antinomy sales which have more than doubled in the current year.

Net cash used by investing activities of $13,685,072 included the purchase of a caterpillar for the Bear River Zeolite operation and ongoing construction of a new warehouse in Preston, ID. The Company also invested $13,500,000 in a bond fund due, seeking to improve its return on investment versus maintaining deposits in a low-interest bearing money market account. The fund invests in primarily US Treasury Bonds and other fixed income funds.

Cash flow used by financing activities for the nine months ended September 30, 2022 was $42,080 compared to a cash flow provided by financing activities of $23,782,557 for the nine months ended September 30, 2021. In 2021, the Company raised $23,342,180 from the issuance of common stock and warrants and $1,790,703 from the exercise of warrants by existing shareholders. This capital raise and warrant exercise was not recurring during the nine months ended September 30, 2022.

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

Page 29 of 33

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2022 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Page 30 of 33

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES.

For the three months ended September 30, 2022, the Company sold no common stock.

During the three months ended September 30, 2022, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

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

Page 31 of 33

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

Page 32 of 33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION

Date: November 14, 2022	By:	/s/ Russell Lawrence
Russell Lawrence
(Principal Executive Officer, President and Director)

Date: November 14, 2022	By:	/s/ Kelly J. Stopher
Kelly J. Stopher
(Principal Accounting Officer)

Page 33 of 33