Form 10-Q/A
period 2022-09-30
UNITED STATES ANTIMONY CORP
filed 2022-11-15
CIK 101538

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

EXPLANATORY NOTE

We are filing this Amendment No . 1 Form 10Q-A (“Amendment”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as filed with the Securities and Exchange Commission (“SEC” ) on November 14, 2022 (“Form 10-Q). The sole purpose of this amendment is to reflect final clerical changes to the document in the Form 10-Q. Certain tables that did not present properly in the Form 10-Q have been corrected. The following final changes have been included in this amendment:

Part II, Item 7	Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Antinomy tables only)

2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

Operational and financial performance

Antimony

Financial and operational metrics of antimony for the three months ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,
Antimony - Combined USA and Mexico	2022	2021	$ Change	Pct Change
Total revenue – sales of antimony	$1,671,301	$1,284,969	$386,332	30.1%
Gross profit - antimony	329,233	44,714	284,519	636.3%
Total lbs of antimony metal sold	250,244	306,045	(55,801)	(18.2%)
Average sales price/lb metal	6.68	4.20	2.48	59.1%
Average cost/lb metal	5.36	4.05	1.31	32.3%
Average gross profit/lb metal	1.32	0.15	1.17	800.5%

Financial and operational metrics of antimony for the nine months ended September 30, 2022 and 2021 was as follows:

	Nine months ended September 30,
Antimony - Combined USA and Mexico	2022	2021	$ Change	Pct Change
Total revenue -antimony	$6,972,312	$3,371,015	$3,601,297	106.8%
Gross profit - antimony	1,875,569	69,959	1,805,610	2,581.0%
Total lbs of antimony metal sold	1,046,722	827,131	219,591	26.5%
Average sales price/lb metal	6.66	4.08	2.59	63.4%
Average cost/lb metal	4.87	3.99	0.88	22.0%
Average gross profit/lb metal	1.79	0.08	1.71	2,018.5%

During the three months ended September 30, 2022, the average sales price for antimony increased $2.48 per pound compared to the three months ended September 30, 2021. Gross profit per pound increased $1.31 per pound over the three months ended September 30, 2021.

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

During the nine months ended September 30, 2022, the average sales price for antimony increased $2.59 per pound compared to the nine months ended September 30, 2021. Gross profit per pound increased $1.71 per pound over the three months ended September 30, 2021.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION

Date: November 15, 2022	By:	/s/ Russell Lawrence
Russell Lawrence
(Principal Executive Officer, President and Director)

Date: November 15, 2022	By:	/s/ Kelly J. Stopher
Kelly J. Stopher
(Principal Accounting Officer)

4