Form 10-K
period 2022-12-31
UNITED STATES ANTIMONY CORP
filed 2023-07-18
CIK 101538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Securities registered under Section 12(g) of the Exchange Act:

Title of class
None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the financial statements included in the filing reflects a correction of an error to previously issued financial statements:(1) Yes ☐     No ☐

Indicate by check mark whether any of those error corrections are restatements requiring a recovery analysis of incentive-based compensation under the registrant’s clawback policies:(1) Yes ☐     No ☐

(1) Check boxes are blank until we are required to have a recovery policy under the applicable listing standard of NYSE American.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $40,189,594 based on the reported last sale price of common stock on June 30, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of July 17, 2023: 107,647,317

UNITED STATES ANTIMONY CORPORATION

2022 ANNUAL REPORT

Page 2 of 91

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statement that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or stating that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	Risks related to some of the Company’s properties being in the exploration stage;

•	Risks related to the mineral operations being subject to government regulation;

•	Risks related to the Company’s ability to obtain additional capital to develop the Company’s resources, if any;

•	Risks related to mineral exploration and development activities;

•	Risks related to mineral estimates;

•	Risks related to the Company’s insurance coverage for operating risks;

•	Risks related to the fluctuation of prices for precious and base metals;

•	Risks related to the competitive industry of mineral exploration;

•	Risks related to the title and rights in the Company’s mineral properties;

•	Risks related to environmental hazards;

•	Risks related to metallurgical and other processing problems;

•	Risks related to unexpected geological formations;

•	Risks related to global economic and political conditions;

•	Risks related to staffing in remote locations;

•	Risks related to changes in product costing;

•	Risks related to inflation on operational costs and profitability;

•	Risks related to competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities);

•	Risks related to global pandemics or civil unrest;

Page 3 of 91

•	Risks related to Mexican labor and cartel issues regarding safety and organized control over our properties;

•	Risks related to the possible dilution of the Company’s common stock from additional financing activities;

•	Risks related to potential conflicts of interest with the Company’s management; and

•	Risks related to the Company’s shares of common stock.

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United States Antimony Corporation disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “U.S. Antimony,” and the “Company”, mean United States Antimony Corporation, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

Page 4 of 91

PART I

Item 1. Description of Business.

General and History

AGAU Mines, Inc., predecessor of United States Antimony Corporation (“USAC”, “U.S. Antimony” or “the Company”), was incorporated in June 1968 as a Delaware corporation to mine gold and silver. USAC was incorporated in Montana in January 1970 to process and sell antimony products. In June 1973, AGAU Mines, Inc. was merged into USAC. In December 1983, the Company suspended its antimony mining operations when it became possible to purchase antimony raw materials more economically from foreign sources.

In March 1998, we formed United States Antimony, Mexico S.A. de C.V. (“USAMSA”), to mine and smelt antimony in Mexico. Bear River Zeolite Company (“BRZ”) was incorporated in 2000, and it is mining and producing zeolite in southeastern Idaho.

During 2000, the Company formed a 75% owned subsidiary, Bear River Zeolite Company (“BRZ”), to mine and market zeolite and zeolite products from a mineral deposit in southeastern Idaho. In 2001, an operating plant was constructed at the zeolite site and zeolite extraction and sales commenced. During 2002, the Company acquired the remaining 25% of BRZ and continued to extract and sell zeolite products.

On August 19, 2005, the Company formed a 100% owned subsidiary, Antimonio de Mexico S.A. de C.V. (“AM”), to explore and develop potential antimony and silver deposits in Mexico.

During 2006, the Company acquired 100% ownership in USAMSA, which became a wholly-owned subsidiary of the Company.

In 2018, the Company acquired 100% ownership in Stibnite Holding Company US Inc. (previously Lanxess Holding Company US Inc.), Antimony Mining and Milling US LLC (previously Lanxess Laurel US LLC), a Delaware limited liability company and Lanxess Laurel de Mexico, S.A. de C.V (“Lanxess Laurel Mexico”), a Mexico corporation, both of which became a wholly-owned subsidiary of the Company.

Our principal business is the extraction, processing and sale of antimony, zeolite, silver and gold products. On May 16, 2012, we started trading on the NYSE MKT (now NYSE American) under the symbol UAMY.

As a mining company, we are subject to Subpart 1300 of Regulation S-K (“S-K 1300”), a regulation adopted by the U.S. Securities and Exchange Commission (“SEC”). Although we extract minerals from several of our properties that we later process and sell, S-K 1300 classifies each of our mining properties as an exploration stage property and our company as an exploration stage issuer because we have not prepared a technical report summary for any of our properties making a determination that the property contains proven and probable mineral reserves.

Recent Developments

In August 2022, the Company entered into an agreement in principle with SB Wadley, S.A. de C.V. contemplating the purchase of the property, deposit, auxiliary infrastructure and equipment at a property in Mexico known as the Wadley property in exchange for an aggregate of $9 million plus tax, of which $2 million would be paid by the Company at execution of the definitive agreement and an additional $1 million would be paid by the Company on each of the first seven anniversaries of the execution of the definitive agreement. The transaction is subject to due diligence which must be completed by April 15, 2023, and definitive agreements which must be completed by April 30, 2023. During the due diligence period, the Company has the right to mine, retain sole ownership of all ore extracted from the mining claims, and conduct geological, geophysical and geochemical studies in exchange for monthly payments of $10,000 plus tax. In Feb 2023, because the owners of the Wadley had failed to provide USAC with the fiscal, corporate, and legal documentation they agreed to provide, it was agreed that the 8-month due-diligence period be extended another 8 months until October 15, 2023. This arrangement was accompanied with same monthly lease agreement and ore-rights exclusivity.

Page 5 of 91

In August 2022, the Company’s 100% owned Mexican subsidiary, United States Antimony de Mexico S.A. de C.V. (“USAMSA”), agreed to pay Soluciones Empresariales Surmit, S.A. de C.V. (“Contractor”) up to approximately $1 million to assist USAMSA in its efforts to acquire surface rights on certain properties on which it holds mining claims [at the Sierra Guadalupe property]. As of June 30, 2023, USAMSA has paid the Contractor a total of $135,726 under this contract.

Products and Segments

Our products consist of the foregoing:

•	Antimony: includes antimony oxide, sodium antimonite, antimony trisulfide and antimony metal;

•	Zeolite: includes coarse and fine zeolite crushed in various sizes; and

•	Precious metals: includes unrefined and refined gold and silver.

In our operations in Montana, we produce antimony oxide, antimony metal, and precious metals. Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper. Antimony oxide is also used as a color fastener in paint, as a catalyst for production of polyester resins and fibers and film, as a catalyst for production of polyethylene phthalate in plastic bottles, as a phosphorescent agent in fluorescent light bulbs, and as an opacifier for porcelains. The Company also sells antimony metal for use in bearings, storage batteries and ordnance.

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

The Puerto Blanco mill and the Madero smelter at the Company’s Mexico operation bring antimony up to an intermediate or finished stage, which may be sold directly or shipped to the United States operation for finishing at the Montana plant. The Puerto Blanco mill in Mexico is the site of our crushing and floatation plant, and a cyanide leach plant which will recover precious metals after the ore goes through the crushing and flotation cycles. A precious metals recovery plant is operated in conjunction with the antimony processing plant in Montana, where a 99% precious metals mix will be produced. Almost all of the sales of products from the United States antimony and zeolite operations are to customers in the United States, although the Company does have a sales operation in Canada.

For further information regarding our sales, see Note 16 in our consolidated audited financial statements included in this Annual Report.

Antimony

Our Montana antimony smelter and precious metals plant is located in the Burns Mining District of Sanders County, Montana, approximately 15 miles west of Thompson Falls, Montana. We hold two patented mill sites where the plant is located. Environmental restrictions preclude mining at this site.

We rely on foreign sources for raw materials, and there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by us. We have our own sources of antimony in Mexico, but we depend on foreign companies for raw material. We expect to receive raw materials from our owned and leased properties for 2023 and later years. We also work with suppliers in North America (including Mexico) and Central America. The acquisition of antimony ores is technically complex and a function of the country’s laws and regulations. U.S. Antimony’s policy consequently requires flexibility regarding supply agreements and is tailored on specific suppliers accordingly.

Page 6 of 91

We currently own 100% of USAMSA, which was formed in April 1998. We currently own 100% of Antimony de Mexico SA de CV (“ADM”), which owns the San Miguel concession of the Los Juarez property. USAMSA has two divisions, (1) the Madero smelter in Coahuila, and (2) the Puerto Blanco flotation mill and oxide circuit in Guanajuato. ADM possesses the Los Juarez mineral deposit. ADM owns all of the mining concessions pertaining to the Los Juarez property except for the San Juan 3 concession, for which we have a long-term lease.

None of our antimony properties contains proven and probable mineral reserves.

We estimate (but have not independently confirmed) that our present share of the domestic market and international market for antimony oxide products is approximately 4% and less than 1%, respectively. We are the only significant U.S. producer of antimony products, while China supplies 92% of the world antimony demand. We believe we are competitive both domestically and world-wide due to the following:

•	We have a reputation for quality products delivered on a timely basis.

•	We have the only two operating, permitted antimony smelters in North and Central America.

•	We are the only U.S. domestic producer of antimony products.

•	We can ship on short notice to domestic customers.

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

Following is a five-year schedule of our antimony sales:

Year	Lbs. Metal Contained	Sales ($)	Average Price/Lb.
2022	1,394,036	$7,631,671	$5.47
2021	911,079	$4,815,524	$5.29
2020	815,310	$2,942,628	$3.61
2019	1,566,585	$5,450,649	$3.48
2018	1,486,120	$6,113,014	$4.11

Concentration of Sales:

During the years ended December 31, 2022 and 2021, the following sales were made to our four largest customers:

	For the year ended December 31,
Sales to largest customers	2022	2021
Company A	$1,882,667	$1,141,608
Company B	1,863,958	-
Company C	827,822	-
Company D	751,328	518,227
Company E	737,189	474,738
Company F	735,194	850,301
Company G	226,633	$1,728,406
	7,024,791	4,713,280
% of Total Revenues	64%	61%

Page 7 of 91

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

A five-year range of prices for antimony oxide and antimony metal, per pound, as reported by Argus Metals was as follows:

	USAC SALES
Year	Metal Contained Price	Rotterdam
2022	$5.47	$6.01
2021	$5.29	$4.91
2020	3.61	2.45
2019	3.48	3.03
2018	4.11	3.74

Antimony metal prices are determined by a number of variables over which we have no control. These include the availability and price of imported metals, the quantity of new metal supply, and industrial demand. If metal prices decline and remain depressed, our revenues and profitability may be adversely affected.

Suppliers: We use various antimony raw materials to produce our products. We currently obtain antimony raw material from sources in Canada and Mexico and Central America.

Zeolite

We own 100% of Bear River Zeolite, Inc. (“BRZ”). BRZ has a lease with Webster Farm, L.L.C. that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment. In 2010 the royalty was adjusted to $10 per ton sold. The current minimum annual royalty is $60,000. In addition, BRZ has identified more zeolite located on U.S. Bureau of Land Management land. The Company pays various royalties on the sale of zeolite products. Other royalty holders are paid a royalty that varies from $1 to $5 per ton. On a combined basis, royalties vary from 8%-13% of sales.

Shortly after inception, BRZ constructed a processing plant on the property which improved its productive capacity. Ground-breaking for an additional warehouse to store additional inventory and a shop to service equipment started in 2021 and the warehouse and shop were expected to be completed last year. A vertical-shaft-impactor crusher was replaced by a hammer mill for crushing line number 1 in 2021 for increased production rate. A replacement jaw crusher was installed and put into service in 2021. The new jaw crusher was further improved with a variable-speed apron feeder in late 2021 and subsequent and substantial improvements have been made to the jaw crusher in 2022. In 2021, the Company purchased a house in Preston Idaho for the express purpose of housing workers for its zeolite operation.

None of our zeolite properties contains any proven and probable mineral reserves.

Page 8 of 91

“Zeolite” refers to a group of industrial minerals that consist of hydrated aluminosilicates that hold cations such as calcium, sodium, ammonium, various heavy metals, and potassium in their crystal lattice. Water is loosely held in cavities in the lattice. BRZ zeolite is regarded as one of the best zeolites in the world due to its high cation exchange capacity (“ CEC”) of approximately 180-220 meq/100 gr., its hardness and high clinoptilolite content, its absence of clay minerals, and its low sodium content. BRZ’s zeolite deposits’ characteristics which make the mineral useful for a variety of purposes including:

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

•	Animal Nutrition. According to other research, feeding up to 2% zeolite increases growth rates, decreases conversion rates, and prevents scours. BRZ does not make these claims.

•

Miscellaneous Uses. Other uses include catalysts, petroleum refining, concrete, solar energy and heat exchange, desiccants, pellet binding, horse and kitty litter, floor cleaner and carriers for insecticides, pesticides and herbicides.

Precious Metals

The Company processes antimony sources that sometimes contain precious metals.  In such cases, the metallurgical techniques employed for the recovery of antimony are altered to also recover the precious metals.  In 2022, the principal sources of antimony concentrates bearing precious metals came from a North American supply and to a much lesser extent, concentrates from the Los Juarez property.  Financial and operational performance of precious metals for the year ended December 31, 2022 and 2021 was as follows:

	Year ended December 31,
Precious metals	2022	2021	$ Change	% Change
Total revenue - precious metals	$261,707	$338,341	(76,634)	(22.6%)
Gross profit precious metals	151,167	231,077	(79,910)	(34.6%)
Ounces sold - gold	43.77	70	(26.23)	(37.5%)
Ounces sold - silver	25,122	27,342	(2,220)	(8.1%)

Page 9 of 91

Governmental Regulation

We are subject to the requirements of the Federal Mining Safety and Health Act of 1977, the Occupational Safety and Health Administration’s regulations, requirements of the state of Montana and the state of Idaho, federal and state health and safety statutes and Sanders County, Montana and Franklin County, Idaho health ordinances. The following is a summary of governmental regulation compliance areas which we believe are significant to our business and may have a material effect on our consolidated financial statements, earnings and/or competitive position.

Health and Safety

We are subject to the regulations of the Mine Safety and Health Administration (“MSHA”) in the United States and the Mexico Ministry of Economy and Mining, and work with these agencies to address issues outlined in any investigations and inspections and continue to evaluate our safety practices. We strive to achieve excellent mine safety and health performance, and attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. Achieving and maintaining compliance with regulations will be challenging and may increase our operating costs.

Environmental

Our operations are subject to various environmental laws and regulations at the federal and state level. Compliance with environmental regulations, and litigation based on environmental laws and regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities. Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. We have over $200,000 of financial assurances, primarily in the form of surety bonds, for reclamation company-wide. We anticipate approximately $15,000 in expenditures in 2023 for idle property management and environmental permit compliance.

Licenses, Permits and Claims/Concessions

We are required to obtain various licenses and permits to operate our mines and conduct exploration and reclamation activities. Targets at our Los Juarez exploration project in Mexico, our planned exploration at Wadley and Sierra Guadalupe can only be developed if we are successful in obtaining the necessary permits. In addition, our operations and exploration activities in Mexico are conducted pursuant to claims or concessions granted by the host government, and otherwise are subject to claims renewal and minimum work commitment requirements, which are subject to certain political risks associated with foreign operations.

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

Page 10 of 91

Antimony Processing Site

We have environmental remediation obligations at our antimony processing site near Thompson Falls, Montana (“the Stibnite Hill Mine Site”). We are under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality. At December 31, 2022 and 2021, we have accrued $100,000 to fulfill our environmental responsibilities.

BRZ

During 2001, we recorded a reclamation accrual for our BRZ subsidiary, based on an analysis performed by us and reviewed and approved by regulatory authorities for environmental bonding purposes. The accrual of $7,500 represents our estimated costs of reclaiming, in accordance with regulatory requirements, the acreage disturbed by our zeolite operations, and remains unchanged at December 31, 2022.

General

Reclamation activities at the Thompson Falls Antimony Plant were performed regularly under supervision of the U.S. Forest Service and Montana Department of Environmental Quality. We have complied with regulators’ requirements and do not expect the imposition of substantial additional requirements.

We have posted cash performance bonds with a bank and the U.S. Forest Service in connection with our reclamation activities.

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2022 and 2021. We have made significant reclamation and remediation progress on all our properties over thirty years and have complied with regulatory requirements in our environmental remediation efforts.

Competition

We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties and for equipment and labor related to exploration and development of mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources. Accordingly, competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary to develop its mineral properties.

We provide no assurance we will be able to compete in any of our business areas effectively with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on the business, financial condition and operating results.

Employees

As of December 31, 2022, we employed 16 full-time employees in Montana. In addition, we employed 23 people at our zeolite plant and mining operation in Idaho, and 39 employees at our mining, milling and smelting operation in Mexico. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement,

Page 11 of 91

Intellectual Property

We hold no material patents, licenses, franchises or concessions. However, we consider our antimony processing plants proprietary in nature.

Item 1A. Risk Factors.

The following risks and uncertainties, together with the other information set forth in this report, should be carefully considered by those who invest in our securities. Any of the following material risk factors could adversely affect our business, financial condition or operating results and could decrease the value of our common or preferred stock or other outstanding securities. These are not all of the risks we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur

Financial Risks

We have experienced losses in recent years and may continue to incur losses.

We have experienced a loss from operations and a net loss in each of the fiscal years ended December 31, 2019, 2020, and 2021. We may continue to experience losses in the future. Many of the factors affecting our operating results are beyond our control, including, but not limited to, the volatility of metals prices; smelter terms; rock and soil conditions; seismic events; availability of hydroelectric power; diesel fuel prices; interest rates; foreign exchange rates; global or regional political or economic policies; inflation; availability and cost of labor; economic developments and crises; governmental regulations; continuity of orebodies; ore grades; recoveries; performance of equipment; price speculation by certain investors; and purchases and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot assure you that we will not experience net losses in the future. Continued losses may have an adverse effect on our cash balances, require us to curtail certain activities and investments, raise additional capital or sell assets.

Deferred or contingent payment obligations may create financial risk for our business

We are conducting due diligence pursuant to a preliminary agreement to acquire assets located in Mexico known as the Wadley property. If the transaction proceeds on the terms set out in the preliminary agreement, we will be required to make an initial payment of $2 million followed by seven annual payments of $1 million (in each case, plus tax). We cannot assure you that such efforts would be successful. As a result, our business and financial condition could be harmed.

We may seek or require additional financing, which may not be available on acceptable terms, if at all.

We may seek to source additional financing by way of private or public offerings of equity or debt or the sale of project or property interests in order to have sufficient capital to engage in acquisitions, investments and for general working capital. We can give no assurance that financing will be available to it or, if it is available, that it will be offered on acceptable terms. If additional financing is raised by the issuance of our equity securities, control of our company may change, security holders will suffer additional dilution and the price of the common stock may decrease. If additional financing is raised through the issuance of indebtedness, we will require additional financing in order to repay such indebtedness. Failure to obtain such additional financing could result in the delay or indefinite postponement of further acquisitions, investments, exploration and development, curtailment of business activities or even a loss of property interests.

Page 12 of 91

Metal prices are volatile. A substantial or extended decline in metals prices would have a material adverse effect on us.

Our revenue is derived primarily from the sale of antimony and zeolite products, and to a lesser extent silver and gold products, and, as a result, our earnings are directly related to the prices of these metals and products. Antimony, zeolite, silver and gold prices fluctuate widely and are affected by numerous factors, including:

•	speculative activities;

•	relative exchange rates of the U.S. dollar;

•	global and regional demand and production;

•	political instability;

•	inflation, recession or increased or reduced economic activity; and

•	other political, regulatory and economic conditions.

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals and products fall below our production, exploration or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, or incur asset write-downs at one or more of our properties. See Item 1. Business - Introduction for information on the average price of antimony for the last five years.

An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations.

When events or changes in circumstances indicate the carrying value of our long-lived assets may not be recoverable, we review the recoverability of the carrying value by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment must be recognized when the carrying value of the asset exceeds these cash flows. Recognizing impairment write-downs could negatively impact our results of operations. Metals price estimates are a key component used in the evaluation of the carrying values of our assets, as the evaluation involves comparing carrying values to the average estimated undiscounted cash flows resulting from operating plans using various metals price scenarios. Our estimates of undiscounted cash flows for our long-lived assets also include an estimate of the market value of the resources and exploration targets beyond the current operating plans.

We determined no impairments were required for 2022. If the prices of antimony or zeolite decline for an extended period of time, if we fail to control production or capital costs, if regulatory issues increase costs or decrease production, or if we do not realize the mineable ore reserves, resources or exploration targets at our mining properties, we may be required to recognize asset write-downs in the future. In addition, the perceived market value of the resources and exploration targets of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert resources or exploration targets to reserves could significantly reduce our estimates of the value of the resources or exploration targets at our properties and result in asset write-downs.

Our profitability could be affected by the prices of other commodities.

Our profitability is sensitive to the costs of commodities such as fuel, steel, and cement. While the recent prices for such commodities have been stable or in decline, prices have been historically volatile, and material increases in commodity costs could have a significant effect on our results of operations.

We are subject to the risk of fluctuations in the relative values of the U.S. Dollar and Mexican Peso.

We may be adversely affected by foreign currency fluctuations. Certain of our assets are located in Mexico.  Our expenses relative to our Mexican assets, and in certain cases those assets themselves, may be denominated in Mexican Pesos. Fluctuations in the exchange rates between the U.S. Dollar and the Mexican Peso may therefore have a material adverse effect on the Company’s financial results.  Mexico has experienced periods of significant inflation.  If Mexico experiences substantial inflation in the future, the Company’s costs in peso terms will increase significantly, subject to movements in applicable exchange rates.

Page 13 of 91

Our liabilities for environmental reclamation may exceed the amounts accrued on our financial statements.

Our research, development, manufacturing and production processes involve the controlled use of hazardous materials, and we are subject to various environmental and occupational safety laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and some waste products. The risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result and any liability could exceed our financial resources. We also have one ongoing environmental reclamation and remediation project at our current production facility in Montana. Adequate financial resources may not be available to ultimately finish the reclamation activities if changes in environmental laws and regulations occur, and these changes could adversely affect our cash flow and profitability. We expect to have environmental reclamation obligations, and may be liable for environmental contamination, on our other current and former mining properties and processing facilities.  We do not have environmental liability insurance now, and we do not expect to be able to obtain insurance at a reasonable cost. If we incur liability for environmental damages while we are uninsured, it could have a harmful effect on our financial condition and results of operations. The range of reasonably possible losses from our exposure to environmental liabilities in excess of amounts accrued to date cannot be reasonably estimated at this time.

Our accounting and other estimates may be imprecise.

Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

•	mineral reserves, resources, and exploration targets that are the basis for future income and cash flow estimates and units-of-production depreciation, depletion and amortization calculations;

•	environmental, reclamation and closure obligations;

•	permitting and other regulatory considerations;

•	asset impairments;

•	valuation of business combinations;

•	future foreign exchange rates, inflation rates and applicable tax rates;

•	reserves for contingencies and litigation; and

•	deferred tax asset and liability valuation allowance.

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 2 of Notes to Consolidated Financial Statements.”

Risks Related to Our Operations and the Mining Industry

Mining is an inherently speculative business. The properties on which we have the right to mine for precious minerals are not known to have any proven and probable mineral reserves and we have proceeded to extract minerals without having completed the technical work required to declare a mineral reserve.  If we are unable to extract antimony, zeolite or other minerals which can be mined at a profit, our business could fail.

Page 14 of 91

Natural resource mining, and precious metal mining, in particular, is a business that by its nature is speculative.  We have not completed an S-K 1300 technical report summary, nor have we declared proven and probable mineral reserves on any of our properties.  Where applicable, we have commenced extraction activities prior to identifying a mineral reserve. There is a strong possibility that we will not discover antimony, zeolite, or any other minerals which can be mined or extracted at a profit. Even if we do discover and mine precious metal deposits, the deposits may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from mining it. Few properties that are explored are ultimately developed into producing mines, and mines that are developed may not be profitable. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits. If we are unable to extract antimony, zeolite or other minerals which can be mined at a profit, our business could fail.

Natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results.

If any of our facilities or the facilities of our suppliers, third-party service providers, or customers is affected by natural disasters, such as earthquakes, floods, fires, power shortages or outages, public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict), or other events outside of our control, our operations or financial results could suffer. Any of these events could materially and adversely impact us in a number of ways, including through decreased production, increased costs, decreased demand for our products due to reduced economic activity or other factors, or the failure by counterparties to perform under contracts or similar arrangements.

Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of our operations. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital.   The pandemic that has been going on for the past two years has specifically affected our ability to obtain supplies and services to maintain our business. This ongoing health crisis has reduced the ability of the regulating agencies to process our permits on a timely basis which could delay our ability to operate at maximum efficiency. Our ability to obtain and retain qualified employees has also been adversely affected by this global health crisis.

We continue to monitor the rapidly evolving situation and guidance from federal, state, local and foreign governments and public health authorities and may take additional actions based on their recommendations. The extent of the impact of COVID-19 and any subsequent variants on our business and financial results will also depend on future developments, including the duration and spread of the outbreak within the markets in which we operate and the related impact on prices, demand, creditworthiness and other market conditions and governmental reactions, all of which are highly uncertain.

Mining accidents or other adverse events at an operation could decrease our anticipated production or otherwise adversely affect our operations.

Production may be reduced below our historical or estimated levels for many reasons, including, but not limited to, mining accidents; unfavorable ground or shaft conditions; work stoppages or slow-downs; lower than expected ore grades; unexpected regulatory actions; if the metallurgical characteristics of ore are less economic than anticipated; or because our equipment or facilities fail to operate properly or as expected. Our operations are subject to risks relating to ground instability, including, but not limited to, pit wall failure, crown pillar collapse, seismic events, backfill and stope failure or the breach or failure of a tailings impoundment. The occurrence of an event such as those described above could result in loss of life or temporary or permanent cessation of operations, any of which could have a material adverse effect on our financial condition and results of operations. Other closures or impacts on operations or production may occur at any of our mines at any time, whether related to accidents, changes in conditions, changes to regulatory policy, or as precautionary measures.

In addition, our operations are typically in remote locations, where conditions can be inhospitable, including with respect to weather, surface conditions, interactions with wildlife or otherwise in or near dangerous conditions. In the past we have had employees, contractors, or employees of contractors get injured, sometimes fatally, while working in such challenging locations. An accident or injury to a person at or near one of our operations could have a material adverse effect on our financial condition and results of operations.

Page 15 of 91

We may not be able to maintain the infrastructure necessary to conduct mining activities.

Our mining activities depend upon adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our mining activities and financial condition.

Our mining activities may be adversely affected by the local climate.

The local climate sometimes affects our mining activities on our properties. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or could occasionally prevent us temporarily from conducting mining activities on our property. [Because of their rural location and the lack of developed infrastructure in the area, our mineral properties in Montana and Idaho are occasionally impassable during the winter season.] During this time, it may be difficult for us to access our property, maintain production rates, make repairs, or otherwise conduct mining activities on them.

Certain of our mining properties and smelter operations are located in Mexico and may be subject to geo-political risk.

Certain of our mining properties and smelter operations are located in Mexico.  Any political or social disruptions unique to Mexico would have a material impact on our operations, financial performance and stability. Additionally, our properties and projects are subject to the laws of Mexico, and we may be negatively impacted by the existing laws and regulations of that country, as they apply to mineral exploration, land ownership, royalty interests and taxation, and by any potential changes of such laws and regulations.

Any changes in regulations or shifts in political conditions are beyond our control or influence and may adversely affect our business, or if significant enough, may result in the impairment or loss of mineral concessions or other mineral rights, or may make it impossible to continue its mineral exploration and mining activities in such areas.

Our operations are subject to hazards and risks normally associated with the exploration and development of mineral properties.

Our operations are subject to hazards and risks normally associated with the exploration and development of mineral properties, any of which could cause delays in the progress of our exploration and development plans, damage or destruction of property, loss of life and/or environmental damage. Some of these risks include, but are not limited to, unexpected or unusual geological formations, rock bursts, cave-ins, flooding, fires, earthquakes; unanticipated changes in metallurgical characteristics and mineral recovery; unanticipated ground or water conditions; changes in the regulatory environment; industrial or labor disputes; hazardous weather conditions; cost overruns; land claims; and other unforeseen events. A combination of experience, knowledge and careful evaluation may not be able to overcome these risks.

The nature of these risks is such that liabilities may exceed any insurance policy coverages; the liabilities and hazards might not be insurable or the Company might not elect to insure itself against such liabilities due to excess premium costs or other factors. Such liabilities may have a material adverse effect on our financial condition and operations and could reduce or eliminate any future profitability and result in increased costs and a decline in the value of our securities.

Page 16 of 91

Our non-extractive properties may not be brought into a state of commercial production.

Development of mineral properties involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. The commercial viability of a mineral deposit is dependent upon a number of factors which are beyond our control, including the attributes of the deposit, commodity prices, government policies and regulation and environmental protection. Fluctuations in the market prices of minerals may render reserves and deposits containing relatively lower grades of mineralization uneconomic. The development of our non-extractive properties will require obtaining land use consents, permits and the construction and operation of mines, processing plants and related infrastructure. We are subject to all of the risks associated with establishing new mining operations, including:

•	the timing and cost, which can be considerable, of the construction of mining and processing facilities and related infrastructure;

•	the availability and cost of skilled labor and mining equipment;

•	the availability and cost of appropriate smelting and/or refining arrangements;

•	the need to obtain and maintain necessary environmental and other governmental approvals and permits, and the timing of those approvals and permits;

•

in the event that the required permits are not obtained in a timely manner, mine construction and ramp-up will be delayed and the risks of government environmental authorities issuing directives or commencing enforcement proceedings to cease operations or administrative, civil and criminal sanctions being imposed on our company, directors and employees;

•	delays in obtaining, or a failure to obtain, access to surface rights required for current or future operations;

•	the availability of funds to finance construction and development activities;

•	potential opposition from non-governmental organizations, environmental groups or local community groups which may delay or prevent development activities; and

•	potential increases in construction and operating costs due to changes in the cost of fuel, power, materials and supplies and foreign exchange rates.

It is common in new mining operations to experience unexpected costs, problems and delays during development, construction and mine ramp-up. Accordingly, there are no assurances that our non-extractive properties will be brought into a state of commercial production.

Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that any future development activities will result in profitable mining operations.

The capital costs to take projects into commercial production may be significantly higher than anticipated.  Capital costs, operating costs, production and economic returns and other estimates may prove to differ significantly from those used by us to decide to commence extraction, and there can be no assurance that our actual capital and operating costs will not be higher than currently anticipated. As a result of higher capital and operating costs, production and economic returns may differ significantly from those we have anticipated.

We may face equipment shortages, access restrictions and lack of infrastructure.

Natural resource exploration, development and mining activities are dependent on the availability of mining, drilling and related equipment in the particular areas where such activities are conducted. A limited supply of such equipment or access restrictions may affect the availability of such equipment to us and may delay exploration, development or extraction activities.  Certain equipment may not be immediately available or may require long lead time orders. A delay in obtaining necessary equipment for mineral exploration, including drill rigs, could have a material adverse effect on our operations and financial results.

Page 17 of 91

Mining, processing, development and exploration activities also depend, to one degree or another, on the availability of adequate infrastructure. Reliable roads, bridges, power sources, fuel and water supply and the availability of skilled labor and other infrastructure are important determinants that affect capital and operating costs. The establishment and maintenance of infrastructure, and services are subject to a number of risks, including risks related to the availability of equipment and materials, inflation, cost overruns and delays, political or community opposition and reliance upon third parties, many of which are outside our control. The lack of availability on acceptable terms or the delay in the availability of any one or more of these items could prevent or delay development or ongoing operation of our projects.

Exploration of mineral properties is less intrusive, and generally requires fewer surface and access rights, than properties developed for mining. No assurances can be provided that we will be able to secure required surface rights on favorable terms, or at all. Any failure by us to secure surface rights could prevent or delay development of our projects.

Insurance may not be available to us.

Mineral exploration is subject to risks of human injury, environmental and legal liability and loss of assets. We may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or, in some cases, insurance may not be available for certain risks. Occurrence of events for which we are not insured could have a material adverse effect on our financial position or results of operations.

Our business depends on availability of skilled personnel and good relations with employees.

We are dependent upon the ability and experience of our executive officers, managers, employees, contractors and their employees, and other personnel, and we cannot assure you that we will be able to attract or retain such employees or contractors. We may at times have insufficient executive or operational personnel, or personnel whose skills require improvement.  We compete with other companies both in and outside the mining industry in recruiting and retaining qualified employees and contractors knowledgeable about the mining business. From time to time, we have encountered, and may in the future encounter, difficulty recruiting skilled mining personnel at acceptable wage and benefit levels in a competitive labor market, and may be required to utilize contractors, which can be more costly. Temporary or extended lay-offs due to mine closures may exacerbate such issues and result in vacancies or the need to hire less skilled or efficient employees or contractors. The loss of skilled employees or contractors or our inability to attract and retain additional highly skilled employees and contractors could have an adverse effect on our business and future operations.

A significant disruption to our information technology could adversely affect our business, operating result and financial position.

We rely on a variety of information technology and automated systems to manage and support our operations. For example, we depend on our information technology systems for financial reporting, data base management, operational and investment management and internal communications. These systems contain our proprietary business information and personally identifiable information of our employees. The proper functioning of these systems and the security of this data is critical to the efficient operation and management of our business. In addition, these systems could require upgrades as a result of technological changes or growth in our business. These changes could be costly and disruptive to our operations and could impose substantial demands on management time. Our systems and those of third-party providers, could be vulnerable to damage or disruption caused by catastrophic events, power outages, natural disasters, computer system or network failures, viruses, ransomware or malware, physical or electronic break-ins, unauthorized access, or cyber-attacks. Any security breach could compromise our networks, and the information contained there-in could be improperly accessed, disclosed, lost or stolen. Because techniques used to sabotage, obtain unauthorized access to systems or prohibit authorized access to systems change frequently and generally are not detected until successfully launched against a target, we may not be able to anticipate these attacks nor prevent them from harming our business or network. Any unauthorized activities could disrupt our operations, damage our reputation, be costly to fix or result in legal claims or proceedings, any of which could adversely affect our business, reputation or operating results.

Page 18 of 91

Competition from other mining companies may harm our business.

We compete with other mining companies, some of which have greater financial resources than we do or other advantages, in various areas which include:

•	attracting and retaining key executives, skilled labor, and other employees;

•	for the services of other skilled personnel and contractors and their specialized equipment, components and supplies, such as drill rigs, necessary for exploration and development;

•	for contractors that perform mining and other activities and milling facilities which we lease or toll mill through; and

•	for rights to mine properties.

Risks Relating to Our Organization and Common Stock

Our Articles of Incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors (the “Board”) has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board also has the authority to issue preferred stock without further stockholder approval. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

If we lose John Gustavsen, our Chief Executive Officer, or any of our other key personnel, we may encounter difficulty replacing their expertise, which could impair our ability to implement our business plan successfully.

We believe that our ability to implement our business strategy and our future success depends on the continued employment of our management team, in particular our President, Russell Lawrence, and our Chief Executive Officer, John Gustavsen. Our management team, who have extensive experience in the mining industry, may be difficult to replace. The loss of the technical knowledge and mining industry expertise of these key employees could make it difficult for us to execute our business plan effectively and could cause a diversion of resources while we seek replacements.

In addition, our operations require employees, consultants, advisors and contractors with a high degree of specialized technical, management and professional skills, such as engineers, trades people, geologists and equipment operators. We compete both locally and internationally for such professionals. We may be unsuccessful in attracting and maintaining key employees. If we are unable to acquire the talents we seek, we could experience higher operating costs, poorer results and an overall lack of success in implementing our business plans.

Page 19 of 91

The price of our common stock has a history of volatility and could decline in the future.

Shares of our common stock are listed on NYSE American. The market price for our common stock has been volatile, often based on:

•	changes in metals prices, particularly antimony;

•	our results of operations and financial condition as reflected in our public news releases or periodic filings with the SEC;

•

factors unrelated to our financial performance or future prospects, such as global economic developments, market perceptions of the attractiveness of particular industries, or the reliability of metals markets;

•	political and regulatory risk;

•	the success of our exploration, pre-development, and capital programs;

•	ability to meet production estimates;

•	environmental, safety and legal risk;

•	the extent and nature of analytical coverage concerning our business;

•	the trading volume and general market interest in our securities; and

•	delayed financial filings with the Securities Exchange Commission.

The market price of our stock at any given point in time may not accurately reflect our value, and may prevent stockholders from realizing a profit on, or recovering, their investment.

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

Our Series B preferred stock has a liquidation preference of $1.00 per share or $750,000.

If we were liquidated, holders of our preferred stock would be entitled to receive approximately $750,000 (plus any accrued and unpaid dividends) from any liquidation proceeds before holders of our common stock would be entitled to receive any proceeds.

Our Series C preferred stock has a liquidation preference of $0.55 per share or $97,847.

If we were liquidated, holders of our preferred stock would be entitled to receive approximately $97,847 (plus any accrued and unpaid dividends) from any liquidation proceeds before holders of our common stock would be entitled to receive any proceeds, but after holders of all notes issued under the indenture governing our Senior Notes received any proceeds.

Our Series D preferred stock has a liquidation preference of $2.50 per share or $4,231,680.

If we were liquidated, holders of our preferred stock would be entitled to receive approximately $5,019,410 (plus any accrued and unpaid dividends) from any liquidation proceeds before holders of our common stock would be entitled to receive any proceeds, but after holders of all notes issued under the indenture governing our Senior Notes received any proceeds.

We do not expect to pay dividends to our stockholders in the foreseeable future.

We have no plans to pay dividends in the foreseeable future. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time.

Page 20 of 91

The issuance of additional equity securities in the future could adversely affect holders of common stock.

The market price of our common stock may be influenced by any preferred or common stock or options, warrants, convertible debt or other rights to acquire any preferred or common stock we may issue. Our Board is authorized to issue additional classes or series of preferred stock without any action on the part of our stockholders. This includes the power to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over common stock with respect to dividends or upon the liquidation, dissolution or winding up of the business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.  Our Board is also authorized to issue additional shares of common stock and rights to acquire common stock.

We cannot predict the number of additional equity securities that will be issued or the effect, if any, that future issuances and sales of the securities will have on the market price of the common stock. Any transaction involving the issuance of previously authorized but unissued equity securities would result in dilution, possibly substantial, to stockholders. Based on the need for additional capital to fund expected expenditures and growth, it is likely that we will issue securities to provide such capital. Such additional issuances may involve the issuance of a significant number of equity securities at prices less than the current market price. Sales of substantial amounts of securities, or the availability of the securities for sale, could adversely affect the prevailing market prices for the securities and dilute investors’ earnings per share. A decline in the market prices of the securities could impair our ability to raise additional capital through the sale of additional securities should we desire to do so.

The provisions in our certificate of incorporation, our by-laws and Montana law could delay or deter tender offers or takeover attempts.

Certain provisions in our restated certificate of incorporation, our by-laws and Montana law could make it more difficult for a third party to acquire control of us, even if that transaction could be beneficial to stockholders. These impediments include:

•	the classification of our Board into three classes serving staggered three-year terms, which makes it more difficult to quickly replace board members;

•	the ability of our Board to issue shares of preferred stock with rights as it deems appropriate without stockholder approval;

•	a provision that special meetings of our board of directors may be called only by our chief executive officer or a majority of our Board;

•	a provision that special meetings of stockholders may only be called pursuant to a resolution approved by a majority of our Board;

•	a prohibition against action by written consent of our stockholders;

•	a provision that our directors may only be removed for cause and by an affirmative vote of at least 80% of the outstanding voting stock;

•	a provision that our stockholders comply with advance-notice provisions to bring director nominations or other matters before meetings of our stockholders;

•

a prohibition against certain business combinations with an acquirer of 15% or more of our common stock for three years after such acquisition unless the stock acquisition or the business combination is approved by our Board prior to the acquisition of the 15% interest, or after such acquisition our Board and the holders of two-thirds of the other common stock approve the business combination; and

•

a prohibition against our entering into certain business combinations with interested stockholders without the affirmative vote of the holders of at least 80% of the voting power of the then outstanding shares of voting stock.

In addition, amendment of most of the provisions described above requires approval of at least 80% of the outstanding voting stock.

Page 21 of 91

Legal, Regulatory and Compliance Risks

As a public company, we are obligated to develop and maintain proper and effective disclosure controls and procedures and internal control over financial reporting, and if we fail to develop and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, our ability to produce timely and accurate financial statements and other required disclosures and to comply with applicable laws and regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of NYSE American, and other applicable securities rules and regulations. Compliance with these rules and regulations may be difficult, time-consuming, or costly, and compliance may increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and that we refrain from making any loans to our executive officers and directors.

Although we have attempted to comply with applicable regulations, we have identified several compliance problems that we are seeking to remedy. For example, in 2022, we loaned $6,500 to a former executive officer in violation of the Sarbanes-Oxley Act.  Our management has concluded that as at December 31, 2022, neither our disclosure controls and procedures nor our internal control over financial reporting was effective. See Item 9A. In early 2023, we determined that a former employee, who had previously held significant financial responsibilities within our company, misappropriated approximately $21,510 of our funds in 2020 through 2023 for personal benefit.   A full investigation ensued and the former employee was approached. The former employee executed a promissory note in favor of our company in the amount of $21,310 in June 2023, and has recently begun making payments due under the obligation. The note bears interest at twelve percent (12%) per annum with monthly payments of $500. To date the former employee has re-paid $700.  We failed to file our Form 10-K annual report for fiscal 2022 and Form 10-Q report for the quarter ended March 31, 2023 on a timely basis.

It may require significant resources and management oversight to effectively comply with our regulatory obligations and to avoid future violations. In addition, significant resources and management oversight may also be required to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting. As a result of our efforts to comply with the above rules and regulations, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses. We may be unable to comply despite such efforts. Any failure to comply with applicable regulations could adversely affect our ability make accurate and timely financial and other disclosures to investors, attract and maintain key personnel and investors, and use our funds for intended purposes. It may also subject us to the risk of litigation or regulatory enforcement actions against us.

We have identified material weaknesses in our internal control over financial reporting and deficiencies in our disclosure controls and procedures, that, if not properly remediated, could adversely affect our business and results of operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described in “Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2022 due to material weaknesses in our internal control over financial reporting. The identified material weaknesses related to lack of segregation of duties

Page 22 of 91

We have also concluded that our disclosure controls and procedures were ineffective as of December 31, 2022, in part due to the material weaknesses in our internal control over financial reporting, and in part due to limited accounting and finance personnel, lack of segregation of duties,

As further described in “Item 9A. Controls and Procedures,” we intend to take the necessary steps to remediate these material weaknesses and deficiencies. However, we were unable to resolve these matters during our 2022 fiscal year and cannot assure you that we will be successful in implementing effective internal control over financial reporting and disclosure controls and procedures during 2023 or that, once implemented, such controls will remain effective.

Implementing any further changes to our internal and disclosure controls may distract our officers and employees and entail material costs to implement new processes and/or modify our existing processes. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal and disclosure controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements and other required disclosures on a timely basis, could harm our business. In addition, investors’ perceptions that our internal and disclosure controls are inadequate or that we are unable to produce accurate financial statements and other disclosures on a timely basis may harm the price of our common stock.

We may be unable to comply with NYSE American continued listing standards and our common stock may be delisted from the NYSE American market, which would likely cause the liquidity and market price of the common stock to decline.

Our common stock is currently listed on the NYSE American. We are subject to the continued listing criteria of the NYSE American and such exchange will consider suspending dealings in, or delisting, securities of an issuer that does not meet its continued listing standards. We may not be able to satisfy these requirements. In the past, NYSE American has notified us of certain alleged violations by our company of the NYSE American continued listing requirements. In addition, subsequent to our most recent fiscal year end, we determined that one of the members of our Board’s Audit Committee, Joseph Bardswich, did not satisfy the SEC and NYSE American independence requirements applicable to an Audit Committee member, because he was concurrently receiving compensation for serving as our geologic and investor relations consultant. We believe that we have regained compliance with the Audit Committee independence requirements by replacing Mr. Bardswich with Dr. Aguirre on the Audit Committee. However, we cannot assure you that our past deficiencies will not affect the continued listing of our common stock on the NYSE American.

In order to maintain our NYSE American listing, we must maintain certain objective standards, such as corporate governance requirements, share prices, shareholders’ equity, market capitalization and, share distribution targets.  In addition to objective standards, the NYSE American may delist the securities of any issuer, among other reasons, if the issuer sells or disposes of principal operating assets, ceases to be an operating company or has discontinued a substantial portion of its operations or business for any reason or the NYSE American otherwise determines that the securities are unsuitable for continued trading. We may not be able to satisfy these standards and remain listed on the NYSE American.

A delisting of our common stock could also adversely affect our reputation, ability to raise funds through the sale of equity or securities convertible into equity and the terms of any such fundraising, the liquidity and market price our common stock and the ability of broker-dealers to purchase the common stock.

We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law.

Our business is subject to extensive U.S. and foreign federal, state, and local laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations, including mine safety, toxic substances and other matters. The costs associated with compliance with such laws and regulations are substantial. Possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of operations and delays in the development of new properties.

Page 23 of 91

U.S. surface and underground mines like those at our Preston Operations are inspected at least quarterly by MSHA, which inspections often lead to notices of violation under the Mine Safety and Health Act. Our facilities or mines at Preston Idaho could be subject to a temporary or extended shutdown as a result of a violation alleged by MSHA.

Some mining laws prevent mining companies that have been found to (i) have engaged in environmentally-harmful conduct or (ii) be responsible for environmentally-harmful conduct engaged in by affiliates or other third parties, including in other jurisdictions, from maintaining current or obtaining future permits until remediation or restitution has occurred. If we are found to be responsible for any such conduct, our ability to operate existing projects or develop new projects might be impaired until we satisfy costly conditions.

We cannot assure you that we will at all times be in compliance with applicable laws, regulations and permitting requirements. Failure to comply with applicable laws, regulations and permitting requirements may result in lawsuits or regulatory actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. Any one or more of these liabilities could have a material adverse impact on our financial condition.

In addition to existing regulatory requirements, legislation and regulations may be adopted, regulatory procedures modified, or permit limits reduced at any time, any of which could result in additional exposure to liability, operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties. Mining accidents and fatalities or toxic waste releases, whether or not at our mines or related to metals mining, may increase the likelihood of additional regulation or changes in law or enhanced regulatory scrutiny. In addition, enforcement or regulatory tools and methods available to regulatory bodies such as MSHA or the U.S. Environmental Protection Agency (“EPA”), which have not been or have infrequently been used against us or the mining industry, in the future could be used against us or the industry in general.

From time to time, the U.S. Congress considers proposed amendments to the 1872 Mining Law, which governs mining claims and related activities on federal lands. The extent of any future changes is not known and the potential impact on us as a result of U.S. Congressional action is difficult to predict. Changes to the 1872 Mining Law, if adopted, could adversely affect our ability to economically develop mineral reserves on federal lands. For example, in 2021 the U.S. Congress debated imposing royalties on minerals extracted from federal lands. Although legislation was not passed as of the date of this report, it is possible that in the future royalties or taxes will be imposed on mining operations conducted on federal land, which could adversely impact our financial results.

Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations. Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities.

Our operations, both in the United States and internationally, are subject to extensive environmental laws and regulations governing wastewater discharges; remediation, restoration and reclamation of environmental contamination; the generation, storage, treatment, transportation and disposal of hazardous substances; solid waste disposal; air emissions; protection of endangered and protected species and designation of critical habitats; mine closures and reclamation; and other related matters. In addition, we must obtain regulatory permits and approvals to start, continue and expand operations. New or revised environmental regulatory requirements are frequently proposed, many of which result in substantially increased costs for our business.

Page 24 of 91

Our U.S. operations are subject to the Clean Water Act, which requires permits for certain discharges into waters of the United States. Such permitting has been a frequent subject of litigation and enforcement activity by environmental advocacy groups and the EPA, respectively, which has resulted in declines in such permits or extensive delays in receiving them, as well as the imposition of penalties for permit violations. In 2015, the regulatory definition of “waters of the United States” that are protected by the Clean Water Act was expanded by the EPA, thereby imposing significant additional restrictions on waterway discharges and land uses. However, in 2018, implementation of the relevant rule was suspended for two years, and in December 2019 a revised definition that narrows the 2015 version was implemented. In late 2021, the EPA and US Army Corps of Engineers proposed to revise the definition again, moving it back to its more inclusive, pre-2018 definition. If this rule change were to take effect or states take action to address a perceived fall-off in protection under the Clean Water Act, litigation involving water discharge permits could increase, which may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Enforcement actions by the EPA or other federal or state agencies could also result. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations or permits could result in the suspension, denial, or revocation of required permits, or the imposition of penalties, any of which could have a material adverse impact on our cash flows, results of operations, or financial condition. See Note 12 of Notes to Consolidated Financial Statements.

Some of the mining wastes from our U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. In addition, if any of these wastes or other substances we release or cause to be released into the environment cause or has caused contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on our tailings and waste disposal areas in Alaska under the federal Clean Water Act. See Note 12 of Notes to Consolidated Financial Statements.

Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of consideration. If adopted, such measures could increase our cost of environmental compliance and also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities. Proposed measures could also result in increased cost of fuel and other consumables used at our operations.

Adoption of these or similar new environmental regulations or more stringent application of existing regulations may materially increase our costs, threaten certain operating activities and constrain our expansion opportunities.

Some of our facilities are located in or near environmentally sensitive areas such as salmon fisheries, endangered species habitats, wilderness areas, national monuments and national forests, and we may incur additional costs to mitigate potential environmental harm in such areas.

Laws in the U.S. such as CERCLA and similar state laws may expose us to joint and several liability or claims for contribution made by the government (state or federal) or private parties. Moreover, exposure to these liabilities arises not only from our existing but also from closed operations, operations sold to third parties, or operations in which we had a leasehold, joint venture, or other interest. Because liability under CERCLA is often alleged on a joint and several basis against any property owner or operator or arranger for the transport of hazardous waste, and because we have been in operation since 1969 1891, our exposure to environmental claims may be greater because of the bankruptcy or dissolution of other mining companies which may have engaged in more significant activities at a mining site than we but which are no longer available for governmental agencies or other claimants to make claims against or obtain judgments from. Similarly, there is also the potential for claims against us based on agreements entered into by certain affiliates and predecessor companies relating to the transfer of businesses or properties, which contained indemnification provisions relating to environmental matters. In each of the types of cases described in this paragraph, the government (federal or state) or private parties could seek to hold the Company liable for the actions of their subsidiaries or predecessors.

Page 25 of 91

The laws and regulations, changes in such laws and regulations, and lawsuits and enforcement actions described in this risk factor could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions against us. Further, substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in our operations. There is no assurance that any such law, regulation, enforcement or private claim, or reclamation activity, would not have a material adverse effect on our financial condition, results of operations or cash flows.

We are required by U.S. federal and state laws and regulations and by laws and regulations in the foreign jurisdictions in which we operate to reclaim our mining properties. The specific requirements may change and vary among jurisdictions, but they are similar in that they aim to minimize long term effects of exploration and mining disturbance by requiring the control of possible deleterious effluents and re-establishment to some degree of pre-disturbance land forms and vegetation. In some cases, we are required to provide financial assurances as security for reclamation costs, which may exceed our estimates for such costs. Conversely, our reclamation costs may exceed the financial assurances in place and those assurances may ultimately be unavailable to us.

The EPA and other state, provincial or federal agencies may also require financial assurance for investigation and remediation actions that are required under settlements of enforcement actions under CERCLA or equivalent state regulations. Currently there are no financial assurance requirements for active mining operations under CERCLA, and a lawsuit filed by several environmental organizations which sought to require the EPA to adopt financial assurance rules for mining companies with active mining operations was dismissed by a federal court. In the future, financial assurance rules under CERCLA, if adopted, could be financially material and adverse to us.

We are required to obtain governmental permits and other approvals in order to conduct mining operations.

In the ordinary course of business, mining companies are required to seek governmental permits and other approvals for continuation or expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex, time-consuming and costly process. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental permits, including the approval of reclamation plans, may increase costs and cause delays or halt the continuation of mining operations depending on the nature of the activity to be permitted and the interpretation of applicable requirements established by the permitting authority. Interested parties, including governmental agencies and non-governmental organizations or civic groups, may seek to prevent issuance of permits and intervene in the process or pursue extensive appeal rights. Past or ongoing violations of laws or regulations involving obtaining or complying with permits could provide a basis to revoke existing permits, deny the issuance of additional permits, or commence a regulatory enforcement action, each of which could have a material adverse impact on our operations or financial condition. In addition, evolving reclamation or environmental concerns may threaten our ability to renew existing permits or obtain new permits in connection with future development, expansions and operations. We cannot assure you that all necessary approvals and permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with the compliance with evolving standards and regulations could become such that we would not proceed with a particular development or operation.

We are often required to post surety bonds or cash collateral to secure our reclamation obligations and we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral, and the bonds or collateral may not fully cover the cost of reclamation and any such shortfall could have a material adverse impact on our financial condition. Further, when we use the services of a surety company to provide the required bond for reclamation, the surety companies often require us to post collateral with them, including letters of credit. In the event that we are unable to obtain necessary bonds or to post sufficient collateral, we may experience a material adverse effect on our operations or financial results.

New federal and state laws, regulations and initiatives could impact our operations.

In recent years there have been several proposed or implemented ballot initiatives that sought to directly or indirectly curtail or eliminate mining in certain states including Montana. While a water treatment initiative in Montana was defeated by voters in November 2018, in the future similar or other initiatives that could impact our operations may be on the ballot in these states or other jurisdictions (including local or international) in which we currently or may in the future operate. To the extent any such initiative was passed and became law, there could be a material adverse impact on our financial condition, results of operations or cash flows.

Page 26 of 91

We cannot guarantee title to all of our properties.

We cannot guarantee title to all of its properties as the properties may be subject to prior mineral rights applications with priority, prior unregistered agreements or transfers or indigenous peoples' land claims, and title may be affected by undetected defects. Certain of the mineral rights held by us are held under applications for mineral rights or are subject to renewal applications and, until final approval of such applications is received, our rights to such mineral rights may not materialize and the exact boundaries of the Company's properties may be subject to adjustment. For our operations in Mexico, we hold mining claims, mineral concession titles and mining leases that are obtained and held in accordance with the laws of the country, which provide the Company the right to exploit and explore the properties. The validity of the claims, concessions and leases could be uncertain and may be contested. Although we have conducted title reviews of our property holdings, title review does not necessarily preclude third parties (including governments) from challenging our title. In accordance with mining industry practice, we do not generally obtain title opinions until we decide to develop a property. Therefore, while we have attempted to acquire satisfactory title to our undeveloped properties, some titles may be defective.  We do not maintain title insurance on our properties.

There is uncertainty as to the termination and renewal of our mining concessions.

Under the laws of Mexico, mineral resources belong to the state and government. Therefore, concessions are required in both countries to explore or exploit mineral reserves. In Mexico, our mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to Mexican mining law and regulations thereunder.

Mining concessions in Mexico may be terminated if the obligations of the concessioner are not satisfied. In Mexico, we are obligated, among other things, to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, to provide information to the Ministry of Economy and to allow inspections by the Ministry of Economy. Any termination or unfavorable modification of the terms of one or more of our concessions, or failure to obtain renewals of such concessions subject to renewal or extensions, could have a material adverse effect on our financial condition and prospects.

Mexican economic and political conditions, as well as drug-related violence, may have an adverse impact on our business.

The Mexican economy is highly sensitive to economic developments in the United States, mainly because of its high level of exports to this market. Other risks in Mexico are increases in taxes on the mining sector and higher royalties, such as those enacted in 2013. As has occurred in other metal producing countries, the mining industry may be perceived as a source of additional fiscal revenue.

In addition, public safety organizations in Mexico are under significant stress, as a result of drug-related violence. This situation creates potential risks, particularly for transportation of minerals and finished products, which may affect a small portion of our production. Drug-related violence has had a limited impact on our operations, as it has tended to concentrate outside of our areas of production. The potential risks to our operations might increase if the violence spreads to our areas of production.

Because we have significant operations in Mexico, we cannot provide any assurance that political developments and economic conditions, including any changes to economic policies or the adoption of other reforms proposed by existing or future administrations in Mexico, or the advent of drug-related violence in the country, will have no material adverse effect on market conditions, the prices of our securities, our ability to obtain financing, our results of operations or our financial condition.

Mexican inflation, restrictive exchange control policies and fluctuations in the peso exchange rate may adversely affect our financial condition and results of operations.

Although all of our Mexican operations’ sales of metals are priced and invoiced in U.S. dollars, a substantial portion of its costs are denominated in pesos. Accordingly, when inflation in Mexico increases without a corresponding depreciation of the peso, the net income generated by our Mexican operations is adversely affected. Inflation in Mexico was 7.8% in 2022, 7.4% in 2021 and 3.2% in 2020. The value of the peso appreciated by 5.9% against the U.S. dollar in 2022 after depreciating by 3.2% and 5.9% in 2021 and 2020 respectively. The peso has been subject in the past to significant volatility, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future.

Currently, the Mexican government does not restrict the ability of Mexican companies or individuals to convert pesos into dollars or other currencies. While we do not expect the Mexican government to impose any restrictions or exchange control policies in the future, it is an area we closely monitor. We cannot assure you the Mexican government will maintain its current policies with regard to the peso or that the peso’s value will not fluctuate significantly in the future. The imposition of exchange control policies could impair our ability to obtain imported goods and to meet its U.S. dollar-denominated obligations and could have an adverse effect on our business and financial condition.

Page 27 of 91

Item 1B. Unresolved Staff Comments.

As a smaller reporting company, we are not required to provide disclosure under this item.

Item 2. Description of Properties.

OVERVIEW

Our material properties are:

•	Our antimony smelter and precious metals plant in Montana;
•	Our Los Juarez antimony mining property and the associated Madero smelter and Puerto Blanco flotation mill in Mexico; and
•	Our Bear River zeolite mining property and the associated [plant] in Idaho.

We also have the following properties that we do not consider material:

•	A house in Preston, Idaho, which is used to house workers from our zeolite operation; and
•	Our corporate office located in Thompson Falls, Montana.

We have a 100% ownership or leasehold interest in each of these properties, except as noted above.

Although we extract minerals from the Los Juarez antimony property and the Bear River zeolite property that we later process and sell, S-K 1300 classifies each of our mining properties as an exploration stage property and our company as an exploration stage issuer because we have not prepared a technical report summary for any of our properties making a determination that the property contains proven and probable mineral reserves.

The aggregate annual extraction from our mining properties during the three most recently completed fiscal years was as follows:

WADLEY MINES YEAR	DRY WEIGHT (lbs.)	ANTIMONY CONTENT (lbs.)
2020	885,040	281,653
2021	1,112,389	353,161
2022	1,186,294	301,901
LOS JUAREZ PROPERTY YEAR	DRY WEIGHT (metric tons)	ANTIMONY CONTENT (metric tons)
2020	0	0
2021	1500	9
2022	500	3
BEAR RIVER ZEOLITE YEAR	DRY WEIGHT (metric tons)
2020	12,748
2021	11,747
2022	13,047

In addition to mineralized material extracted from our properties, our processing facilities process mineralized material extracted by the Company from third party properties such as Wadley and Sierra Guadalupe, or purchased from third parties, or provided to us for toll milling.

MATERIAL PROPERTIES

Antimony Smelter and Precious Metals Plant, Montana

Our antimony smelter and precious metals plant is located in the Burns Mining District, Sanders County, Montana, approximately 14 miles west of Thompson Falls on Montana Highway 471, GPS coordinates 47.54735, -115.59219.] This highway is asphalt, and the property is accessed by cars and trucks. The property includes two five-acre patented mill sites that are owned in fee-simple by us. The claims are U. S. Antimony Mill Site No. 1 (Mineral Survey 10953) and U. S. Antimony Mill Site No. 2 (Mineral Survey 10953). We also own five-acre Black Jack millsite.

Page 28 of 91

Page 29 of 91

Sanders County
Montana
Lincoln
Flathead
Heron
Noxon
Trout Creek
White Pine
Niarada
Lonepine
Lake
Sanders
MONTANA SMELTER + CORPORATE HEADQUARTERS
Belknap
Thompson Falls
Snider
Hot Springs
Camas
Weeksville
Plains
Paradise
Perma
Old Agency
Dixon
Idaho
Mineral
Missoula
Montana
Idaho
Wyoming
North Dakota
Legend
County Boundary
County Seat
Major City
Major Road
Airport
University
Copyright © www.whereig.com

The U. S. Antimony Mill Sites were used to run a flotation mill and processing plant for antimony that we mined on adjacent claims that have been sold. Presently, we run a smelter that includes furnaces of a proprietary design to produce antimony metal, antimony oxide, and various other products. We also run a precious metals plant. The facility includes 6 buildings and our main office. There are no plans to resume mining on the claims that have been sold or abandoned, although the mineral rights have been retained on many of the patented mining claims. Accordingly, we do not view the smelter and plant as a mining property for purposes of S-K 1300.  It is a processing facility only. The mill site is serviced with three-phase electricity from Northwest Power, and water is pumped from a well.

We claim no reserves nor mineral resources on any of these properties.

Antimony mining and milling operations in the U.S. were curtailed during 1983 due to continued declines in the price of antimony. We are currently purchasing foreign raw antimony materials and extracting our own raw materials from our properties in Mexico. We continue to produce antimony metal, oxide, sodium antimonate, antimony trisulfide, and precious metals from our processing facility near Thompson Falls, Montana.

The facility at Thompson Falls MT is outfitted with 6 operational Small Rotary Furnaces (SRF’s) and permitted for 9 SRF’s.  The SRF’s are used to roast various antimony raw material inputs and are capable of producing either finished antimony oxide or finished antimony metal in the form of ingots.  The equipment is maintained to modern standards. The facility also has 2 operational electric furnaces and permitted for 4 for the purpose of the production of antimony trisulfide.  These furnaces are modern and maintained.  The facility also has a small laboratory and various equipment for the treatment and production of precious metal bullion.  The facility houses modern quality-control equipment.

Page 30 of 91

There are no material encumbrances

The book value of the property as of December 31, 2022 is $1,667,758.

Mexican Properties

UNITED STATES
MEXICO
Gulf of Mexico
Gulf of California
Pacific Ocean
MADERO SMELTER
CUSTOMS/ FREIGHT FORWARDER
SMELTER OFFICE
SIERRA GUADALUPE PROPERTY
WADLEY
SOYATAL PROPERTY
LOS JUAREZ PROPERTY
PUERTO BLANCO FLOTATION FACILITY
MEXICAN CORPORATE + FISCAL OFFICE
San Bernardino
Prescott
Phoenix
Mexicali
Yuma
Tijuana
Ensenada
Tucson
Nogales
Douglas
Alamogordo
Carlsbad
El Paso
Ciudad Juárez
Lubbock
Odessa
Abilene
Wichita Falls
Dallas
Ft. Worth
Tyler
Waco
Shreveport
Jackson
Vicksburg
Alexandria
Baton Rouge
Biloxi
Mobile
Lafayette
New Orleans
Austin
San Antonio
Houston
Galveston
Victoria
Freeport
Corpus Christi
Hermosillo
Guaymas
Chihuahua
Delicias
Nuevo Laredo
Laredo
Monclova
Los Mochis
Torreon
Saltillo
Monterrey
Brownsville
Matamoros
Culiacan
La Paz
Durango
Ciudad Victoria
Mazatlan
Cabo San Lucas
San Luis Potosi
Tampico
Aguascalientes
Queretaro
Guadalajara
Mexico City
Puebla
Veracruz
Colima
Manzanillo
Cuernavaca
Acapulco
Oaxaca
Ometepec
Tehuantepec
Tuxtla Gutierrez
Villahermosa
Progreso
Merida
Campeche
Chetumal
Belmopan
Puerto Barrios
Tapachula
Quetzaltenango
Guatemala
San Salvador
MAPSWIRE

Los Juarez Antimony Property, Mexico

Our Los Juarez property does not contain known mineral reserves; however,  in 2019 we commenced extraction via open pit mining.  However, extraction was halted in 2020 and the Company elected to conduct several rounds of geological study in addition to shipping a previously mined 2,000 metric ton test-batch to our flotation facility. Further study is ongoing and depending upon the results of these studies the Company will decide what course of action to take.

Location

GPS coordinates of the center of the Los Juarez property are 20.86528, -99.67590.

Page 31 of 91

Transportation

The Los Juarez Property is located in the state of Queretaro Mexico and is approximately 40 kms by road from the town of Vizzaron.  It is located within 4 kms of the ejido of Los Juarez situated near the top of the mountain.   The property is accessible by truck by paved road except for the last 4 kms which is a dirt road made by the Company.

Property and Ownership

The Los Juarez property consists of:

1.

San Miguel I and II, which were purchased by a USAC subsidiary, Antimonio de Mexico, S. A. de C. V (“ADM”), for $1,480,500, which was paid in full as of December 31, 2018. The property consists of 40 hectares (100 acres); [

2.	San Juan I and II, which are concessions owned by ADM and include 466 hectares (1,152 acres); and

3.

The San Juan III mining concession, which is held by a lease agreement by ADM in which we will pay a 10% royalty, based on the net smelter returns from another USAC Mexican subsidiary, named United States Antimony Mexico, S. A. de C. V. or USAMSA. It consists of 214 hectares (529 acres).We are leasing just the concessions for $1,000 US dollars/month.

The concessions collectively constitute 720 hectares (1,780 acres). The claims are accessed by roads that lead to highways.

The book value of the property, including the plant and smelter, as of December 31, 2022 is $6,825,404.

Page 32 of 91

History

Part of the USAC Mexican property, including San Miguel I, II and part of San Juan III, was originally drilled by the Penoles Company in 1970, when antimony metal prices were high. They did not proceed with the property, due to the complex metallurgy of antimony. Subsequently, the Mexican Government did additional work and reported a deposit of mineralized material in Consejo de Recursos Minerales. The report predated S-K 1300.  The Company has not prepared a S-K 1300 report, nor has it declared any proven and probable mineral reserves on the property.

Geology

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

Permitting and Licensing

USAC via its subsidiaries with properties in Mexico pays Mexican mining taxes on all the mining concession it owns.   The taxes average approximately 7,000 pesos per semester and are paid in a timely manner.  The Company is unaware of any violations or fines regarding the retention of these mining claims nor is the Company in violation regarding permitting, timelines, or conditions.

Page 33 of 91

Exploration

In October 2020, a 1000-meter initial drill program was conducted on the property with a total of 25 holes. The drilling was completed November 2020 and used a reverse-circulation drill rig. Samples were sent to a certified lab in Mexico for analysis. Drill hole location, depth, and angle were selected near mined pit areas and along suspected fault zones. A summary of the drill program was published in a news release of November 30, 2020 and subsequent news releases. This initial program was performed without the aid of a geophysical study. In 2022, the Company was engaged in a formal geological, geochemical, and geophysical study to help obtain subsurface mineralization data and better understand the system with an objective of partnering with a junior mining company with expertise in exploration/drilling.  The results of the geological and geochemical studies are not yet complete.

Mining Methods

Mining of the Los Juarez has been halted pending our geological, geophysical, and geochemical studies which are ongoing and nearing completion.  Additional mapping and geologic work is required to adequately evaluate the data collected thus far.   If the Company should elect to reinitiate mining of the Los Juarez property, it will likely employ standard open-pit techniques and depending on the geologic results, underground methods.

Infrastructure

There is an excavator, an older Cat D-6, a gas welder/generator, a small break shack, an explosives magazine, and these are all functional.

USAMSA Puerto Blanco Flotation Mill, Guanajuato, Mexico

The flotation facility known as Puerto Blanco, is located approximately 15 kms north of the city of San Jose Iturbide along state highway 57 in the state of Guanjuato Mexico.   It is accessible by highway to all vehicles.  The GPS coordinates of Puerto Blanco are 21.07827,-100.54144 (see attached map with Mexican installations listed).  Puerto Blanco is located approximately 144 kms from the Los Juarez property. The Puerto Blanco property was purchased by USAMSA in 2012 and is approximately 40 hectares in area.  The flotation plant has a capacity of 100 metric tons per day. It includes a 30” x 42” jaw crusher, a 4’x 8’ double-deck screen, a 36” cone crusher, an 8’x 36” Harding type ball mill, and eight No. 24 Denver sub A type flotation machines, an 8’ disc filter, front end loaders, tools and other equipment. The flotation circuit is used for the processing of rock from Los Juarez and other properties. The crushing equipment currently in place is adequate for both flotation mills. An oxide circuit was added to the plant in 2013 and 2014 to mill oxide ores from Los Juarez and other properties. It includes a vertical shaft impactor, 3 ore bins, 8 conveyors, a 4’ x 6’ high frequency screen, jig, 8 standard concentrating tables, 5 pumps, sand screw and two buildings. The capacity of the oxide circuit is 50 tons per day. We have installed a cyanide leach circuit and settling pond that will be used to recover precious metals from our Los Juarez mine. In 2019 a cyanide leach circuit for recovery of gold was built and permits were obtained for this circuit. Test batches of Los Juarez antimony concentrates containing precious metals have been processed through the cyanide leach system and the processing of 2,000 tons of mined rock from Los Juarez is underway. One of three batches of gold-bearing carbon (the end product of the cyanide leach) have been saturated and awaits separation and analysis. Preliminary results are that the gold-recovery is acceptable.

Page 34 of 91

Page 35 of 91

PUERTO BLANCO FLOTATION FACILITY
AGUAS CALIENTES
SAN LUIS POTOSI
JALISCO
GUANAJUATO
QUERETARO
MEXICO
MICHOACAN
La Punta
Ojuelos de Jalisco
Cabras Bledos
El Refugio
Jabali
Bajio de San José
Villa de Reyes
Sta. María del Río
Balneario de Lourdes
Vaqueros
Ocampo
Tierra Nueva
Pedro Montoya
El Opuesto
Mesa de Palotes
Palo Alto
Río Sta. María
San Felipe
San Diego
Xichu
Lagos de Moreno
San Luis de la Paz
Victoria
Dolores Hidalgo
Doctor Mora
Tierra Blanca
Atarjea
León
Los Arperos
Sta. Catarina
Camargo
San Fco. del Rincon
Cubilete
Guanajuato
San Miguel de Allende
San José Iturbide
Tolimán
Alejandra
Jesús del Monte
Silao
La Sauceda
Negras
Reinita
Colon
Sta. Fe
Manuel Doblado
Calvillo
Comonfort
Ezequiel Montes
Irapuato
Rosas
Cuevamaro
Querétaro
Salamanca
El Chilamaro
Abasolo
Pueblo Nuevo
Celaya
Tequisquiapan
Penjamo
Jaral
Apaseo
Huanimaro
Guarapo
Valle de Santiago
La Piedad
Milzas
Las Cañas
Huimilpan
Yuriria
Salvatierra
Jerecuaro
Coroneo
Sta. Fe
Marmol
Maravatio
Paracuaro
Maquiqüitán
Cerano
Acámbaro
Puruandiro
Ixtapa
Acambay
Laguna Cuitzeo
Irámuco

USAMSA Madero Smelter, Estacion Madero, Parras De La Fuente, Coahuila, Mexico

The Madero smelter is located about 7 kms north of the gas station known as Paila Coahuila.  It is located less than 1 km from railroad and the ejido Estacion Madero, Coahuila.   Paila is about halfway in between Torreon and Saltillo both in the state of Coahila on state highway 40 and is accessible by pickup truck.   USAC, through its wholly owned subsidiary, USAMSA, owns and operates a smelting facility at Estacion Madero, in the Municipio of Parras de la Fuente, Coahuila, Mexico. The property includes 13.48 hectares (30 acres). Seventeen small rotating furnaces (“SRF’s”) and four large rotating furnaces (“LRF”) with an associated stack and scrubbers. Other equipment includes cooling ducting, dust collectors, scrubber, laboratory, warehouse, slag vault, stack, jaw crusher, screen, hammer mill, and a 3.5’ x 8’ rod mill. The plant has a feed capacity of 14-25 metric tons of direct shipping ore per day, depending on the grade of the feedstock. If the feedstock is in the range of 45% antimony or higher, the smelter could produce as much as 10MM pounds of contained antimony annually. Concentrates from our flotation plant, and hand-sorted ore from Mexico sources and other areas, are being processed. In 2019, we completed the installation of a caustic leach circuit to process concentrates from the Puerto Blanco cyanide leach plant containing precious metals from our Los Juarez Mining property. The Madero production is either sold as metal to customers directly or crude oxide shipped to our Montana plant to produce finished antimony products and precious metals. Plans to dramatically improve and update the infrastructure at the Madero Smelter include erecting a building around all the furnaces to aid in the control, consistency, and quality of product and ease of processing. Additionally, the Company is considering producing finished antimony oxide with this control and purchasing quality-control instrumentation for the option of selling all finished antimony products from Madero just as we currently do in Montana. We have used part of our 2021 capital raise for  improving equipment, relining furnaces, purchase of newer forklifts, scales, and general improvement. The Company is focusing its capital expenditures for the improvement of the facilities and Preston Idaho for its zeolite operation and secondary to this priority will be the potential enclosure of our smelter at Madero in order to allow improved recovery, efficiency, and quality-control by shielding it from the weather.   Access to the plant is by road and railroad. Set forth below are location maps:

Page 36 of 91

Other Infrastructure

Electricity is supplied by CFE, the socialized electricity provider in Mexico and provides adequate and fairly reliable power.  Water is sourced from a well at the smelter that was drilled by USAC many years ago.  Personnel is sourced, principally, from the local ejido, population approximately 100 people.

Page 37 of 91

USAMSA MADERO SMELTER

N
SCALE: 1" = 39.8 meters
FURNACES, RETORT, DRYER
BUILDINGS
FENCED AREA
USAMSA PROPERTY
NATURAL GAS LINE
ELECTRIC LINES
TRANSFORMERS
LRF1
13
14
DRYER
T4
T2
T3
T1
R
1
2
3
4
5
6
7
8
9
10
11
12
PAMP
CRUSHER
ROAD

Page 38 of 91

MADERO SIMPLIFIED PROCESS FLOW CHART
CONCENTRATE RECEIVED, WEIGHED, AND ANALYZED
MOISTURE > 6%?
YES
NO
TO DRYER
IS FEED > 35% Sb?
YES
NO
RECIPE A (LESS COAL)
RECIPE B (MORE COAL)
I. ROASTING
CRUSHING
CRUDE ANTIMONY OXIDE
SLAG > 4% Sb ?
YES
NO
CLIENT WANTS METAL OR OXIDE?
METAL
OXIDE
III. REDUCTION
IV. DESLAG
CRUDE METAL
SLAG
SHIP ANTIMONY OXIDE TO MONTANA FOR FINISHING AND QUALITY-CONTROL TESTING
V. RECAST
PURE METAL
SLAG
VI. CAST INGOTS
SLAG WITH PM?
NO
SLAG DISPOSAL
YES
MIX WITH OXIDE + REDUCE TO METAL (Sb COLLECTS PM)
SHIP TO MT. ROAST TO OXIDE. SLAG CONTAINS ALL PM.
OXIDE
SLAG
NITRIC BATH
SALE OF PM

Page 39 of 91

Bear River Zeolite Property, Idaho

Our zeolite property does not contain known mineral reserves; however, we have commenced extraction via open pit mining.

Location

This property is located in the southeast corner of Idaho, approximately seven miles east of Preston, Idaho, 34 miles north of Logan, Utah, 79 miles south of Pocatello, Idaho, and 100 miles north of Salt Lake City, Utah

The mine is located in the N ½ of section 10 and the W ½ of section 2, section 3, and the E ½ section 4, Township 15, Range 40 East of the Boise Meridian, Franklin County, Idaho. The plant and the initial pit are located on the Webster Farm, L.L.C., which is private land. The plant has GPS coordinates of 42.14419, -111.77574.

Transportation

The property is accessed by seven miles of paved road and about l/4 mile of gravel road from Preston, Idaho. Preston is near the major north-south Interstate Highway 15 to Salt Lake City or Pocatello. Preston is a city in Franklin County, Idaho, United States. The population was 5,204 according to the 2010 United States census. The city is approximately 7 miles north of the Utah border and the nearest large city is Logan, UT which is located approximately 20 miles south of Preston.

Several Union Pacific rail sidings may be available to the mine. Bonida is approximately 25 miles west of the mine via paved roads and includes acreage out of town where bulk rock could be stored, possibly in existing silos or on the ground. Three-phase power is installed at this abandoned site. Finished goods can also be shipped from the Franklin County Grain Growers feed mill in the town of Preston on the Union Pacific Railroad.

The Burlington Northern Railroad can be accessed at Logan, Utah.

Location Map

Page 40 of 91

Property and Ownership

Bear River Zeolite leases 320 acres from the Webster Farm, L.L.C. The term of the lease is 15 years and it began on March 1, 2010. This includes the mill site and zeolite in the area of the open pit. The property is the NW ¼ and W ½ of the SW ¼ of section 3 and the N ½ of the W ¼ of section 10, Township 15 South, Range 40 East of the Boise Meridian, Franklin County, Idaho. The lease requires a payment of $10.00 per ton plus an additional annual payment of $10,000 on March 1st of each year. In addition, there are two other royalty holders. Nick Raymond and the estate of George Desborough each have a graduated royalty of $1.00 per ton to $5.00 per ton, depending on the sale price. Delaware LLC holds a royalty interest based on 3% of net sales (sales minus freight.  In early 2021, Joe Bardswich a director and geologist, was able to renegotiate one of the royalty payments so that escalation due to the Consumer Price Index (CPI) that existed in the original contract was removed.  The Consumer Price Index (CPI) is a measure of the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. Indexes are available for the U.S. and various geographic areas.

The balance of the property is on Bureau of Land Management property and includes 480 acres held by 24, 20-acre Placer claims. Should we drop our lease with Webster Farms LLC., we will retain these placer claims.

The book value of the property, including the plant, as of December 31, 2022 is $2,837,666.

History

The plant had no prior history as it was built by founder John Lawrence and other U.S. Antimony personnel.

Geology

The deposit is a very thick, sedimentary deposit of zeolitized volcanic ash of Tertiary age known as the Salt Lake Formation. The sedimentary interval in which the clinoptilolite occurs is more than 1,000 feet thick in the area. Thick intervals of the zeolite are separated by thin limestone and sandstone beds deposited in the freshwater lake where the volcanic ash accumulated.

The deposit includes an 800-foot mountain. Zeolite can be sampled over a vertical extent of 800 feet on more than 700 acres. The current pit covers more than 3 acres. Despite the apparent size of the deposit, we claim no reserves.

Page 41 of 91

Permitting and Licensing

The Company is in possession of all MSHA and operational permits and is regularly inspected and regularly performs required safety and training classes and exercises in compliance with State and Federal requirements.

Exploration

Exploration has been limited to the examination and sampling of surface outcrops and mine faces. No exploration was performed at Bear River Zeolite during the years ended December 31, 2022 and 2021.

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

Haulage is over approximately 4,000 feet of road on an uphill grade of 2.5% to the mill. On higher benches, the grade will eventually be downhill. Caterpillar 769 B rock trucks are being used. The trucks haul 18 to 20 tons per load, and the cycle time is approximately 30 minutes.

In 2021, we experimented with mining principally by ripping using the Caterpillar D-9. This method worked but rendered rock that sometimes had to be drilled and broken in order to fit in the jaw crusher bin at the mill. Consequently, the Company is certain that blasting is the preferred method of mining. We may elect to supplement mining extraction by updating our D-9 with a secondary ripper.

With the trucks and the other existing equipment, the mine is capable of extracting 80 tons per hour.

Infrastructure

The plant at Bear River Zeolite, in overview, has 7 distinct and important parts: 1. Mining pit, explosives, mining equipment and hauling, 2. Primary crushing, 3. Secondary crushing, 4. Raymond mill crushing, 5. Screening/size selection, 6. Packaging, 7. Office and delivery/trucking.

The majority of equipment at the plant has been updated and/or improved and this process of updating equipment is still underway. In 2021, the Jaw crusher was replaced with a better one. In December of 2022, the cone crusher was replaced with a new, modern cone that has a number of safety features preventing or greatly reducing the likelihood of failure. The plant currently employs 25 people, 74% of whom work in packaging. Starting in 2022, extensive improvement of the plant equipment commenced including the elimination of spill points, the improvement in bins, conveyors, chutes, bibs, bearings, dust-control, screens, feed rates, control, personnel, and management.

The primary crushing circuit is a conventional closed circuit, utilizing a Stephens-Adamson 42” x 12’ apron feeder, Pioneer 30” x 42” jaw crusher, a Sepro 2.5 foot modern cone crusher, a 5’ by 12’ double deck Kohlberg screen, and has a self-cleaning dust collector. The rock is crushed to minus 1 inch and the circuit has a rated capacity of more than 50 tons per hour.

In Oct/Nov 2021 the primary jaw crusher pitman arm broke due to incorrect greasing procedures. A replacement jaw crusher was purchased, delivered, installed and began operations 1.5 months after delivery. A delivery chute was designed and fabricated along with necessary bins and skirting. The new jaw crusher was outfitted with a hydraulic hand-pump greaser for the main pitman-arm assembly and the correct grease and greasing procedure has been implemented. Plans to fix or replace the old jaw crusher exist but require a major refit. The Company was able to repair the engine on its crane, a Linkbelt 3-stage boom crane of about 50-ton nameplate capacity. The transmission is now being repaired. With this crane, the Company will pull the old jaw crusher and determine if it is salvageable. In any case, the Company has earmarked that location for an entirely new and secondary jaw crusher in the event that bulk zeolite purchase opportunities increase. In December of 2022, the old cone crusher was no longer operative and was replaced with a Sepro 2.5’ modern cone crusher outfitted with a multitude of sensors that serve to prevent failure of all primary and secondary systems. The cone’s performance and throughput was increased from 5 tons per hour to around 12 tons per hour in Q2 of 2023, afforded by the modern monitoring and control capacity of the new cone.

Page 42 of 91

There are two lines to produce coarse products:

•

Line 1 is a closed crushing circuit with a 100 HP hammer mill (that replaced the old vertical shaft impactor) and a 5 deck Midwestern Multi Vibe high frequency screen. The replacement of the Vertical Shaft Impactor (“VSI”) with the hammermill, also outfitted with a variable frequency drive, has decreased the ratio of fine-particle product to larger, higher-demand product. Two aggregate flow tests are underway that have the objective of determining if this crusher will be replaced with a different type of crusher to further optimize the efficiency/distribution of crush and production rate. A secondary concrete support form was poured under this hammermill in 2023 that aided to decrease vibration. A more efficient feed hopper was installed in March 2023 and the return conveyor rollers were replaced. Additionally, the hammers were hard-faced to increase longevity and decrease vibration by mitigating out-of-balance condition. This alteration also allowed a higher range of speeds for crushing and therefore improved throughput.

•

Line 2 includes a Jeffries 30” by 24” 60 HP hammer mill that was custom-modified, in a closed circuit with two 5’ x 12’ triple deck Midwestern Multi Vibe high frequency screens. The circuits also include bucket elevators, (3) 125-ton capacity product silos, a 6-ton capacity Crust Buster blender, augers, Sweco screens, and dust collectors. Various improvements to this line were achieved in April and May of 2023 that have resulted in this line slightly out-performing Line 1. Further improvements to both lines have shown that the crushing production capacity for the entire plant has gone from around 4 tons per hour to around 12 tons per hour.

The fine products circuit is in one building and it includes two (2) 3.5’ x 10.5’ Derrick 2 deck high frequency (3,450 RPM) screens and various bucket elevators, augers, bins, and Sweco screens for handling product. Depending on the screening sizes, the plants can generate approximately 150 tons of granules and 125 tons of fines per 24-hour day.

The Raymond mill circuit includes a 6058 high-side Raymond mill with a double whizzer, dust collector, two 100-ton product silos, feed bin, conveyors, air slide, bucket elevators, and control booth. The Raymond mill has a rated capacity of more than 10 tons per hour.

Water is sourced from the land owner during the early spring and summer months.  Late summer, water is generally scarcer but is obtained from same source. We use this water, along with our new water truck for dust control near the office, on the road to the mill and on the road to the mine.  We have contacted 3 local well-drillers with the objective of addressing the scarcity of water during the late summer months.  Electricity is provided by the local electric company and is fairly reliable.  Loss of electric power is rare and all of our equipment have safety protocols as well as, in some cases, automatic safety devices in the event of loss of electrical power.  Personnel is sourced, mainly from Preston, but also from North Logan and is a concern because of the availability to expand our packaging plant (74% of our labor force at Preston works in packaging).  Packaging is anticipated to be our next production restriction and the Company is planning either to augment, as much as possible, its packaging with more automatic packaging equipment and is even considering the establishment of an off-site packaging plant.

NON-MATERIAL PROPERTIES

Soyatal

The Soyatal mining district and USAC’s interest in them has evolved since the Company’s first discovery of them.  The first interest of USAC in the Soyatal properties was as an additional source of antimony.  In or around the period from 2011-2019, USAC received a low amount of good-grade antimony sulfide ores that were hand-selected.  However, the ore volumes were sufficiently low that around 2019-2021, the Company was ready to abdicate its purchase-agreement (the volume of ores didn’t justify the cost).   In late 2021, the Company decided to initiate testing of low-grade ores from the Soyatal District for the express purpose of provision of an auxiliary source for the production of antimony trisulfide.  The concentrates produced from the ores at the Soyatal District have passed the tests that specify the minimum grade and maximum contamination-content, and therefore the Company has elected to retain its interest in the Soyatal District.   The District historically was a non-trivial producer of stibnite and its mining has been primarily underground.  The mines are remote and near the top of mountain,  making shipping of the low-grade ores one of the major concerns regarding costs.  Trucking in Mexico is much more economic than in the United States and the revenue from the sale of antimony trisulfide is approximately 1.7 times per pound more than that of the sale of antimony metal.  USAC’s Sierra Guadalupe property (see below) has already been approved by the United States Department of Defense (“DOD”) as a source of antimony for the production of antimony trisulfide for the U.S. military.  The interest the Company has in the Soyatal is as an auxiliary source and is seeking similar approval from the DOD. The Company has earmarked the Soyatal District as a back-up source for antimony trisulfide, which is an endangered, critical mineral, used by the military and open munitions market, specifically for primers.  USAC retains the mining concession claims from the Soyatal and has a contract pending for the completion of the purchase of these claims with the previous owner for $550,000 US dollars.   Concurrent to this USAC continues to purchase truckloads of stibnite ore from the Soyatal that it ships to the flotation facility at Puerto Blanco where the ore is made into high-grade antimony concentrate.  This concentrate is then taken to the facility in Montana for purification and sale to both the open munitions market and the DOD.

Page 43 of 91

Sierra Guadalupe Property

The Sierra Guadalupe property is located in the state of Zacatecas Mexico, (GPS coordinate 24.135107, -102.724499). USAC started processing dump rock from the mines at Sierra Guadalupe at its floatation plant in Puerto Blanco Guanajato approximately 10 years ago.  The primary form of the geological species of antimony at these mines is very clean stibnite (no appreciable contaminants such as arsenic or lead as is common with many stibnite deposits).  The initial dump rock ran about 7% antimony.  The dump rock shipments halted about 2 years later when the average grade dropped below 1%.  A very good (>65% antimony) concentrate was made with the dump rock and these concentrates were then sent to Montana and processed in electric furnaces into a purified antimony trisulfide crystal form with the goal of producing antimony trisulfide for sale to the ordinance market specifically for use in primers.   USAC received a grant from the Department of Defense (DOD) to work on this project.   The plan was for USAC to provide the DOD with samples to be tested and to pass the requirements of the US military specifications for purity.  In 2023, USAC the final sample sent to the DOD for testing was approved which constituted an official approval by the DOD to accept antimony trisulfide sourced from the Sierra Guadalupe property.  The advantage of the trisulfide market is the sale price which is in the range of $(9-12)/lb. compared with much lower sale price per pound for either pure antimony metal or pure antimony trioxide

At the same time the dump rock was being shipped to Puerto Blanco, a total of about 20 tons of direct-roasting ore was sent to USAC’s smelter in Madero and was processed into antimony trioxide.  The production of ore for direct smelting was limited chiefly due to mismanagement, lack of miners, lack of equipment, and poor maintenance of the principal road.  However, average grade ore received at the Madero Smelter were in the neighborhood of 28% antimony and in lower quantities 45% antimony.   This means that the Sierra Guadalupe may well be a significant additional source of antimony feed for the larger market of antimony and be able to provide USAC with both an approved source of antimony trisulfide as well as a source of antimony.

On August 17, 2022, the Company executed a Management and Consultancy Services Agreement (the ‘Consultancy Agreement”) whereby a contractor was engaged to render professional services consisting of management and consultancy for the acquisition of surface rights and other technical services near San Guadalupe, Mexico.  The parties agreed to total consideration of $1,035,025 plus associated Value Added Tax (“VAT”).  During the first quarter of 2023, the Company contacted the primary surface right holders, came to an agreement with them, and is in the process of repairing equipment, fixing the road, and negotiating with a third party for the acquisition of miners.  We are also examining for grade quality additional raw materials to ship to Puerto Blanco and additional processing.

House in Preston, Idaho

In 2021 the Company purchased a house in Preston Idaho for the purpose of attracting and retaining a full-time supervisor at its zeolite facility.   The Company makes monthly payments towards the mortgage of this house.  This house is occupied by the Supervisor that we obtained in 2021, Richard Lyon.  As of June 30, 2023, the balance remaining on the house is $195,689 and monthly payments of $1,409 are being made.

Corporate Office

Our corporate office is located in Thompson Falls, Montana. Mr. Gustavsen, our Chief Executive Officer, operates from this office and also works on-site at the Company’s antimony processing operation.  U.S. Antimony owns the offices and all associated buildings and infrastructure at its corporate headquarters in Montana. The facility has a shop, furnace buildings, laboratory, 6 offices, and a conference room.

Item 3. Legal Proceedings.

There is no material pending legal proceeding, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or their properties is the subject.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report.

Page 44 of 91

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is traded on the NYSE American under the symbol UAMY.

Holders

The approximate number of holders of record of our common stock at July 15, 2023 is 2,359.

Dividends

Except as follows, we have not declared or paid any dividends to our common stockholders during the last five years and do not anticipate paying dividends on our common stock in the foreseeable future. Instead, we expect to retain earnings for the operation and expansion of our business.

On November 28, 2022, the Company declared a dividend on the Series D Preferred Stock in the aggregate amount of $787,730, which was paid on January 18, 2023. All outstanding shares of Series D Preferred Stock were converted to 1,692,672 shares of common stock on January 25, 2023.

Unregistered Sales of Equity Securities

During the year ended December 31, 2022, the Company issued 132,980 shares of common stock to the board of directors to satisfy stock payable to directors for services of $62,501 that were outstanding at December 31, 2021.

On January 25, 2023, the holders of 1,692,672 shares of Series D Preferred stock converted the preferred shares and the Company issued 1,692,672 shares of common stock.  The Company also paid the holders $787,730 for dividends payable as declared on November 28, 2022

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2022 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Purchases of Equity Securities

During the year ended December 31, 2022, the Company repurchased $202,980 of its common stock under this repurchase program which represents 418,696 shares.  As of December 31, 2022, no shares had been returned to treasury and $202,980 is included in ‘shares to be returned to treasury’ on the consolidated balance sheet (Note 18).

Item 6. [Reserved]

Page 45 of 91

Item 7. Management’s Discussion and Analysis and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with this report.

SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the year ended December 31,
	2022	2021
Revenues	$11,044,707	$7,747,506
Costs of revenues	9,048,517	6,908,901
Gross profit	1,996,190	838,605
Total operating expenses	1,647,985	1,498,862
Income (loss) from operations	348,205	(660,257)
Other income (expense)	96,529	599,788
Income tax expense	(16,073)	-
NET INCOME (LOSS)	$428,661	$(60,469)
Weighted average shares of common stock (basic)	106,287,359	102,835,574
Weighted average shares of common stock (diluted)	106,287,359	102,835,574

Balance Sheet Information:

	December 31, 2022	December 31, 2021
Working capital	$19,397,489	$21,498,138
Total assets	34,700,450	35,002,727
Accumulated deficit	(33,070,332)	(32,711,263)
Stockholders’ equity	31,869,255	32,368,803

Overview

Company-wide

For the year ended December 31, 2022, the Company reported net income of $428,661 after depreciation and amortization of $909,220, compared to a net loss of $60,469 for 2021 after depreciation and amortization of $880,880.

During the year ending December 31, 2022, the most significant factors affecting our financial performance were as follows:

•	A significant increase in the amount of sales of antimony, up 53% from the prior year.
•

A purchase option agreement for the Wadley mines signed in June 2022 along with an 8-month mining and due diligence period providing exclusive rights to extracted mineral. Until June 2022, the Wadley mine had halted USAC’s ability to purchase ore. The purchase option agreement due diligence period has been extended to October 15, 2023.

•	The continued efforts in mechanical improvements associated with sales of zeolite from Bear River Zeolite.
•	Mitzi Hart’s replacement of Marilyn Sink as Plant Manager at U.S. Antimony.
•	The hiring of Richard Lyon as Plant Supervisor at Bear River Zeolite along with the continued efforts in trucking coordination and sales management of Gretchen Lawrence
•	Increased trucking prices and decreasing trucking availability.
•	Difficulties in sourcing labor in the US and Mexico due to the Covid pandemic and government incentives resulting in a significantly smaller labor pool.
•	The completion of payment and disposal for the removal of legacy slags at the smelters in Mexico and the United States.
•	The sale of finished antimony ingots directly to customers from our Madero Smelting facility.
•	The purchase of several large salt sheds for storage of ore at Bear River Zeolite in order to eliminate interruptions in production during winter and the wet seasons.
•

The purchase of several key pieces of rolling stock equipment at Bear River Zeolite including: A Cat 235 excavator, a Cat 12H road grader, a Cat 740 articulated haul truck, a Cat D8T dozer with dual rippers.

•	The purchase of a new modern 2.5-foot cone crusher to replace our older cone crusher at Bear River Zeolite.
•	The construction of a 100’ by 50’ warehouse at Bear River Zeolite.

Page 46 of 91

Our plan for 2023 is as follows:

•	Continue processing the 2,000 tons of mined and shipped rock from the Los Juarez property at our Puerto Blanco flotation facility.
•	Continue to process ores and concentrates at our Madero smelter facility.
•	The purchase of new forklifts and scales at Madero smelter facility.
•	The relining of several short rotary furnaces along with the repair of equipment at the Madero smelter facility
•	The installation of two new electric furnaces at the Montana facility for increase production of antimony trisulfide.
•

Additional mapping and additional geological studies at the Los Juarez property in order to ascertain more information about the mineralization indicated in our preliminary geophysical and geochemical work.

•	The continued effort to source additional antimony from Honduras, Nicaragua, and especially Guatemala as well as sources in the United States, Canada, Alaska, and Mexico.
•

Continuation of the mining of the Soyatal claims for the production of antimony trisulfide given that preliminary testing of the concentrates resulted in acceptable grade and acceptably low contaminants to achieve military specification.

•	Continuation of the supply of sized antimony metal to Ambri in accordance with our letter of intent of 2020 and continued communication regarding potential of further cooperation.
•

Continuation of the processing of Soyatal ore to produce concentrates with the goal of testing antimony grade and contaminant content for the potential of an auxiliary source of antimony trisulfide while the Sierra Guadalupe property is started into production as the primary source. If the Soyatal concentrates pass testing, the decision to retain the Soyatal claims will be made.

In addition to the processing goals stated above, the Company intends to focus on and significantly increase its production, capacity, and sales of zeolite at its subsidiary Bear River Zeolite. The addition of two more winter-storage buildings (one located between the mine and the mill and the other located near the mine) is planned. Salt sheds for these ore storage locations are planned to eliminate the necessity of the use of tarps for keeping the zeolite dry during the winter and rainy seasons.  The building near the mine also allows a location for the regular service maintenance of the mine equipment in winter and rainy months.  The crushing rate is anticipated to increase 2-3 times with the addition of our new cone crusher and a host of improvements to the crushing equipment and parts downstream.  This includes the updating of nearly all of our screens, along with likely the replacement of one of our hammermills with a crusher better suited for a more efficient production of our main product.  These decisions will be aided by several sieve and aggregate flow studies.  The Company plans to increase its efficiency and volume of crushed ore by means of the use of the new mining equipment purchased in 2022 along with improved blasting techniques and determination of the best balance between blasting and ripping. The enhancement of the dust collection and dust control also is planned and should enhance our ultra-fine production.

The following are highlights of the significant changes during 2022:

Antimony

•	The sale of antimony during 2022 was 1,394,036 pounds compared to 911,079 pounds in 2021, an increase of 53.0%.
•

The average sales price of antimony during 2022 was $5.47/lb. compared with $5.29/lb. in 2021, an increase of $0.18/lb. (a 3.5% increase). During the beginning of 2023, the Rotterdam price of antimony is approximately $5.15/lb. per pound.

•

We are producing and buying raw materials, which will allow us to ensure a steady flow of products for sale. Our smelter at Madero, Mexico, was processing primarily ores from the Wadley mines in 2022 under a clause that accompanies a purchase option agreement. Our smelter in Montana was producing material from both Mexico and our North American sources in 2022. Raw materials from our North American supplier were reduced in 2022 due to plant maintenance, an unexpected equipment failure, the effects of Covid, labor supply shortages, and shipping difficulties across the border due to political reasons.

•

We produced and sold three truckloads of ingots of antimony metal, each containing 20 metric tons, in the first half of 2022 that were shipped directly to customers in the United States from our Madero smelter. This will significantly reduce our production and shipping costs compared to finishing the ingots in Montana.

•	We are proceeding with further mapping and geological work to augment our initial geophysical, geochemical, and geological survey of the Los Juarez property to better understand its potential value.

Page 47 of 91

Zeolite

During 2022, the Company sold 13,047 tons of zeolite compared to 11,747 tons in 2021, an increase of 1,300 tons (11.1%). Bear River Zeolite (“BRZ”) realized a gross profit of $339,907 (10.8% of zeolite sales) in 2022 compared to a gross profit of $340,806 (13.1% of sales) in 2021. Net income for the BRZ segment was $141,496 for the year ended December 31, 2022 compared to $193,674 for the year ended December 31, 2021.  The increase in production but decrease in profit were attributable to outpacing of costs to increase in pricing.  As an example, the price of packaging materials, diesel, labor, electricity, oil, etc. all increased substantially in 2022.   To address this, the Company plans to increase its price per ton of offered zeolite and concentrate its efforts more on bulk orders that minimize the focus of labor on packaging.  Additionally, the Company plans to increase production volumes at Bear River Zeolite in 2023 to address growing customer demands.

Corporate-wide

During the year ending December 31, 2022, the following transactions had a material impact on the Company’s financial performance:

•

The signing of a purchase option agreement for the exclusive rights to all extracted mineral from the Wadley mines for an 8-month period allowing the Company to acquire antimony ore and ascertain grade and tonnages in advance of a decision to purchase affording the Company to accumulate more lots of antimony at its smelting facility in Madero than have ever been accumulated.

•

The hiring of Richard Lyon as Plant Supervisor at Bear River Zeolite providing far better and more consistent oversight of personnel and operations with guidance from management in conjunction with the use of funds to substantially update and improve plant infrastructure.

•	The sustained and favorable increased price of antimony.
•	The purchase of a new and modern cone crusher and a host of new equipment at Bear River Zeolite to improve production and performance.
•	The re-initiation of payments towards the acquisition of the Sierra Guadalupe property.
•	The appointment of 3 new members to the Company’s Board of Directors, Tim Hasara, John C. Gustavsen, and Gary C. Evans.

Page 48 of 91

 Results of Operations

Operational and financial performance

Antimony

Financial and operational metrics of antimony for the year ended December 31, 2022 and 2021 was as follows:

	Year ended December 31,
Antimony - Combined USA and Mexico	2022	2021	$ Change	% Change
Total revenue -antimony	$7,532,922	$4,815,524	$2,717,398	56.4%
Revenue - processing	98,748	-	98,748	N/A
Total revenue – antimony segment	$7,631,670	$4,815,524	2,816,146	58.5%
Gross profit - antimony	$1,505,116	$266,722	1,238,394	464.3%
Total lbs. of antimony metal sold	1,394,036	911,079	482,957	53.0%
Average sales price/lb. metal	$5.47	$5.29	$0.18	3.5%
Average cost/lb. metal	$4.39	$4.99	$(0.60)	(11.9%)
Average gross profit/lb. metal	$1.08	$0.30	$0.78	259.9%

During the year ended December 31, 2022, the average sales price for antimony increased $0.18 per pound compared to the year ended December 31, 2021.   Gross profit per pound increased $0.78 per pound over the year ended December 31, 2021.

Due to its antimony production and sales along with a favorable antimony price, the Company enjoyed its first profitable year since 2018.  We cut costs by selling finished ingots directly to customers in the United States from our Mexican smelter eliminating additional shipping and processing costs at our Montana facility.

The first two quarters of 2022 each recognized more net profit than any previous year in the Company’s history.  The Company experienced a decrease in production in the third quarter due to a temporary decrease in feed for two reasons.  First, there was a scheduled shut-down by our North American supplier that was followed by equipment failure at their facility.  In addition to this, the supplier reported having difficulties with labor supply.   Second, the decrease in supply corresponded with less sourcing in Mexico during the negotiation phase regarding our purchase option agreement for the Wadley property. The delay between the reception of ore at the Mexican Smelter combined with the aforementioned delay carried over into fourth quarter of the year.

The Company processed and sold 37,485 lbs. of antimony trisulfide as part of a tolling agreement.  During this period, the Company worked on and solved several problems that it was having with its processing of antimony concentrate from Mexico into antimony trisulfide crystal for sale to the munitions market and the Defense Logistics Agency (“DLA”).  In addition, two more furnaces were purchased to give the Company back-up in anticipation of planned maintenance.

Mitzi Hart, who assumed the role of Plant Manager and also assistant Sales Director for antimony, has extensive previous experience in sourcing trucking.  This resulted in decreasing our trucking costs considerably.  Also, the Company was able to offer a discount for clients willing to source their own trucking which resulted in several clients who now provide their own freight.

Zeolite

Financial and operational performance of zeolite for the year ended December 31, 2022 and 2021 was as follows:

	Year ended December 31,
Zeolite	2022	2021	$ Change	% Change
Total revenue - zeolite	$3,151,330	$2,593,641	557,689	21.5%
Gross profit - zeolite	339,907	340,806	(899)	(0.3%)
Tons of zeolite sold	13,047	11,747	1,300	11.1%
Average sales price/ton	$241.55	$220.78	$20.77	9.4%
Average cost/ton	$216.27	$191.77	$24.50	12.8%
Average gross profit/ton	$25.28	$29.01	$(3.73)	(12.9%)

Sales volume of zeolite for the year ended December 31, 2022 increased 1,300 tons over the year ended December 31, 2021.  Average sales price per ton increased $20.77 for the year ended December 31, 2022 over the comparable period ending December 31, 2021.

Page 49 of 91

At Bear River Zeolite, between 2021 and 2022, despite an increase in sold tons, gross profit decreased slightly.  This was due to the increase in costs combined with a delay in raising our prices in order to retain particular clients that had pre-existing price agreements.  The strategy going forward will be to increase our sales price while significantly increasing production and sales. The overall strategy for increasing production started with the mine and mining techniques and utilizing the newly purchased rolling stock (mining and trucking equipment).  The Company experimented with ripping versus blasting and concluded at first that ripping was superior.  However, due to the distribution of rock size from ripping, it was concluded by the end of 2022 that ripping caused more delay in processing owing to the necessity to drill and break or blast oversized rock that would not fit in the jaw crusher.   Consequently, the primary technique that yields the fastest production from the mine through the mill is blasting.  Improvements to the blasting technique are scheduled for 2023.   The second phase of production improvements relate to the selection of the discharge size from the new cone crusher purchased in December.  Once the optimal size has been determined that corresponds to the most efficient rate of production and efficiency in product size, the plan is to work our way downstream through the secondary crushing circuit and then the screening.   Finally, the efficiency and production capacity of our packaging plant vs. available labor for this plant will be addressed to match the increased zeolite production.

Precious Metals

Financial and operational performance of precious metals for the three months ended December 31, 2022 and 2021 was as follows:

	Year ended December 31,
Precious metals	2022	2021	$ Change	% Change
Total revenue - precious metals	$261,707	$338,341	(76,634)	(22.6%)
Gross profit precious metals	151,167	231,077	(79,910)	(34.6%)
Ounces sold - gold	43.77	70	(26.23)	(37.5%)
Ounces sold - silver	25,122	27,342	(2,220)	(8.1%)

EARNINGS BEFORE INTEREST TAX DEPRECIATION AND AMORTIZATION

The Company utilizes Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), a non-GAAP financial measurement which approximates free cash flow.

Our company-wide Earnings Before Interest Taxes Depreciation Amortization (“EBITDA”) was $1,369,095 for the year ended December 31, 2022, compared to EBITDA of $825,950 for the year ended December 31, 2021, a 65.8% increase.    Increase in gross revenue of $3,297,201 and increased gross profit of $1,157,585 were the primary drivers behind the EBITDA results in 2022.

Income from operations improved from a company-wide loss of $660,257 for the year ended December 31, 2021 to income from operations of $348,205 for the year ended December 31, 2022.   Primary drivers were increased antimony sales and, to a lesser extent, continued strong market prices for antimony and zeolite.

Page 50 of 91

EBIDTA schedules by business segment for the year ended December 31, 2022 and December 31, 2021 is presented as follows.

Antimony – Combined USA and Mexico	Year ended December 31, 2022	Year ended December 31, 2021	$ Change	% Change
Gross antimony revenue	$7,631,670	$4,815,524	$2,816,146	58.5%
Cost of sales	6,126,554	4,548,802	1,577,752	34.7%
Gross profit – antimony	1,505,116	266,722	1,238,394	464.3%
Operating expenses	1,482,526	1,355,121	127,405	9.4%
Income (loss) from operations	22,590	(1,088,399)	1,110,989	102.1%
Non-operating income	129,481	603,179	(473,698)	78.5%
Provision for income tax	(16,073)	-	(16,073)	N/A
Net income (loss) – antimony	135,998	(485,220)	621,218	128.0%
Interest expense	6,884	1,700	5,184	304.9%
Provision for income tax	16,073	-	16,073	N/A
Depreciation and amortization	630,855	613,202	17,653	2.9%
EBITDA – antimony	$789,810	$129,682	$660,128	509.0%

Zeolite	Year ended December 31, 2022	Year ended December 31, 2021	$ Change	% Change
Gross zeolite revenue	$3,151,330	$2,593,641	$557,689	21.5%
Cost of sales	2,811,423	2,252,835	558,588	24.8%
Gross profit – zeolite	339,907	340,806	(899)	(0.3%)
Operating expenses	165,459	143,741	21,718	15.1%
Income from operations	174,448	197,065	(22,617)	(11.5%)
Non-operating income (expense)	(32,952)	(3,391)	(29,561)	871.7%
Net income – zeolite	141,496	193,674	(52,178)	(26.9%)
Interest expense	8,257	3,839	4,418	115.1%
Depreciation and amortization	167,825	160,414	7,411	4.6%
EBITDA – zeolite	$317,578	$357,927	$(40,349)	(11.3%)

Page 51 of 91

	Year ended December 31,
Precious Metals	2022	2021	$ Change	% Change
Gross revenue precious metals	$261,707	$338,341	$(76,634)	(22.6%)
Cost of sales	110,540	107,264	3,276	3.1%
Gross profit – precious metals	151,167	231,077	(79,910)	(34.6%)
Operating expenses	-	-	-	N/A
Income from operations	151,167	231,077	(79,910)	(34.6%)
Non-operating expenses	-	-	-	N/A
Net income – precious metals	151,167	231,077	(79,910)	(34.6%)
Interest expense	-	-	-	N/A
Depreciation and amortization	110,540	107,264	3,276	3.1%
EBITDA – precious metals	$261,707	$338,341	$(76,634)	(22.6%)

Company-wide	Year ended December 31, 2022	Year ended December 31, 2021	$ Change	% Change
Gross revenue	$11,044,707	$7,747,506	$3,297,201	42.6%
Cost of sales	9,048,517	6,908,901	2,139,616	31.0%
Gross profit	1,996,190	838,605	1,157,585	138.0%
Operating expenses	1,647,985	1,498,862	149,123	9.9%
Income (loss) from operations	348,205	(660,257)	1,008,462	152.7%
Non-operating income	96,529	599,788	(503,259)	(83.9%)
Provision for income tax	(16,073)	-	(16,073)	N/A
Net income (loss)	428,661	(60,469)	489,130	808.9%
Interest expense	15,141	5,539	9,602	173.4%
Provision for income tax	16,073	-	16,073	N/A
Depreciation and amortization	909,220	880,880	28,340	3.2%
EBITDA – Company-wide	$1,369,095	$825,950	$543,145	65.8%

Page 52 of 91

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	December 31, 2022	December 31, 2021
Current assets	$21,617,359	$23,568,992
Current liabilities	(2,219,870)	(2,070,854)
Working capital	$19,397,489	$21,498,138

	For the year ended
CASH FLOWS	December 31, 2022	December 31, 2021
Cash flow used by operating activities	$(249,277)	$(2,431,477)
Cash flow used by investing activities	(1,785,661)	(653,126)
Cash flow provided (used) by financing activities	(267,725)	23,782,555
Net change in cash during period	$(2,302,663)	$20,697,952

As of December 31, 2022, the Company had cash and cash equivalents of hand of $19,117,666 which consisted of $19,060,378 in money market funds and deposit accounts along with $57,288 of restricted cash.

Net cash used by operating activities was $249,277 for the year ending December 31, 2022, compared with cash used by operating activities of $2,431,477 during the year ended December 31, 2021.  The $2,182,200 change in cash from operating activities is attributable to ongoing strong gross profit from antinomy sales.

Net cash used by investing activities of $1,785,661 included the purchase of a caterpillar for the Bear River Zeolite operation and ongoing construction of a new warehouse in Preston, ID.

Cash flow used by financing activities for the year ended December 31, 2022 was $267,725 compared to a cash flow provided by financing activities of $23,782,555 for the year ended December 31, 2021.  In 2021, the Company raised $23,342,178 from the issuance of common stock and warrants and $1,790,705 from the exercise of warrants by existing shareholders.  This capital raise and warrant exercise was not recurring during the year ended December 31, 2022.

For the year ending December 31, 2023, we are planning to use funds for

•

Continue with substantial upgrades to the Bear River Zeolite plant, including modernizing equipment in our crushing plant to include new screens, sorting, conveying, dust-control, and crushing equipment with increased number of safety mechanisms to avoid shut-downs and insure uninterrupted production.  Additionally, we plan to use funds to expand and update our packaging capacity both on-site and possibly the creation of an off-site packaging plant where we can source more labor.   All use of funds for Bear River Zeolite are for the express purpose of substantially increasing production and sales of zeolite.  Some of the use of funds at Bear River Zeolite will doubtlessly be applied to increasing labor costs and an increase in the number of workers.

•

The continuation of payment towards the completion of the purchase of the Sierra Guadalupe mining claims and surface rights. Also, the payment towards the purchase of ore and assistance for establishing the extraction of mineral at this property for the purpose of both the synthesis of antimony trisulfide, antimony metal, and antimony trioxide.

•	The payment of the remainder of the amount due for the purchase of the Soyatal mining claims and purchase of ores from those claims for the synthesis of antimony trisulfide and antimony metal.
•

For the addition of a gravity separation circuit at the Madero Smelter for the upgrading of low-grade oxide ores. The updating of equipment that has either rusted, or otherwise failed due to normal wear and tear including, but not limited to, the regular re-lining of furnaces. At some point in the future, we intend to use funds to update the facility in such a way that it will be able to produce finished antimony oxide for sale directly to customers. This will require a very large building to enclose our furnaces to shield them from rain, wind, and the weather. Also, we will need to purchase some quality-control equipment for this purpose.

•	In Montana, to install two more electric furnaces; to reline two more smelting furnaces, and to continue to source and pay for labor at a competitive rate and pay our limited crew what they are worth.
•

At Puerto Blanco, to continue to process ore into concentrate for synthesis into antimony trisulfide product. For the regular purchase of consumables and reagents necessary to operate the flotation facility and lab.

•

To hire a certified geologist to do additional mapping and geologic work at the Los Juarez property to complete the geophysical, geochemical, and previous geological work that was done in order to help ascertain the value of the property.

•	To pay for taxes on all mining concessions.
•	To pay for all regular permitting fees associated with our holdings in Mexico and the United States.
•	To pay for new sources of potential antimony ore and continue to investigate new or alternative sources of antimony ore.

Page 53 of 91

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

•

The value of unprocessed ore is based on assays taken at the time the ore is delivered, and may vary when the ore is processed. We assay the ore to estimate the amount of antimony contained per metric ton, and then make a payment based on the Rotterdam price of antimony and the % of antimony contained. Our payment scale incorporates a penalty for ore with a low percentage of antimony. It is reasonably likely that the initial assay will differ from the amount of metal recovered from a given lot. If the initial assay of a lot of ore on hand at the end of a reporting period were different, it would cause a change in our reported inventory, but would not change our accounts payable, reported cost of goods sold or net income amounts. Our net income would not be affected. Direct shipping ore (DSO) purchased at our Madero smelter is paid for at a fixed amount at the time of delivery and assaying, and is not subject to accounting estimates. The amount of the accounting estimate for purchased ore at our Puerto Blanco mill is in a constant state of change because the amount of purchased ore and the percent of metal contained are constantly changing. Due to the amount of ore on hand at the end of a reporting period, as compared to the amount of total assets, liabilities, equity, and the ore processed during a reporting period, any change in the amount of estimated metal contained would likely not result in a material change to our financial condition.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Page 54 of 91

Item 8. Financial Statements and Supplementary Data.

Page 55 of 91

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of United States Antimony Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company's independent auditor since 1998.

Assure CPA, LLC

Spokane, WA

July 17, 2023

Page 56 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2022 and 2021

	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,060,378	$21,363,048
Certificates of deposit	259,857	259,210
Accounts receivable	784,457	891,314
Inventories (Note 6)	1,375,068	1,055,420
Prepaid expenses and other current assets (Note 4)	137,599	-
Total current assets	21,617,359	23,568,992
Properties, plants and equipment, net (Note 7)	12,128,124	11,133,733
Restricted cash for reclamation bonds	57,288	57,281
IVA receivable and other assets	897,679	242,721
Total assets	$34,700,450	$35,002,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$628,803	$1,385,752
Accrued liabilities	201,149	273,785
Accrued liabilities – officers and directors	72,963	51,845
Royalties payable	435,075	346,242
Dividends payable	787,730	-
Long-term debt, current portion (Note 9)	94,150	13,230
Total current liabilities	2,219,870	2,070,854

Long-term debt, net of current portion (Note 9)	217,855	201,920
Stock payable to directors for services	61,459	62,501
Asset retirement obligation and accrued reclamation costs (Note 8)	332,011	298,649
Total liabilities	2,831,195	2,633,924
COMMITMENTS AND CONTINGENCIES (Notes 4, 11 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
Series A: 0 shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding (liquidation preference $960,000 and $952,500, respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding (liquidation preference $97,847 both periods)	1,779	1,779
Series D: 1,692,672 shares issued and outstanding (liquidation preference $5,019,410, and $4,979,632, respectively)	16,926	16,926
Common stock, $0.001 par value; 300,000,000 shares authorized; 106,373,341 and 106,240,361 shares issued and outstanding	1,063,732	1,062,402
Additional paid-in capital	64,052,630	63,991,459
Shares to be returned to treasury	(202,980)	-
Accumulated deficit	(33,070,332)	(32,711,263)
Total stockholders’ equity	31,869,255	32,368,803
Total liabilities and stockholders’ equity	$34,700,450	$35,002,727

The accompanying notes are an integral part of these consolidated financial statements.

Page 57 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended December 31, 2022 and 2021

	2022		2021
REVENUE		$11,044,707		$7,747,506
COST OF REVENUE		9,048,517		6,908,901
GROSS PROFIT		1,996,190		838,605
OPERATING EXPENSES
General and administrative		658,242		677,558
Salaries and benefits		481,106		298,506
Other operating and exploration expenses		205,736		184,037
Legal and professional fees		302,901		264,502
Loss on disposal of assets		-		74,259
TOTAL OPERATING EXPENSES		1,647,985		1,498,862
INCOME (LOSS) FROM OPERATIONS		348,205		(660,257)
OTHER INCOME (EXPENSE)
Interest expense		(15,141)		(5,539)
Interest and investment income		65,918		48,505
Trademark and licensing income		70,502		-
Gain on forgiveness – CARES Act debt		-		443,400
Gain on settlement of Hillgrove advance		-		113,422
Foreign exchange loss		(24,750)		-
TOTAL OTHER INCOME		96,529		599,788
INCOME BEFORE TAX		444,734		(60,469)
Provision for income tax		(16,073)		-
NET INCOME (LOSS)		428,661		(60,469)
Preferred dividends		(47,278)		(48,194)
Net income (loss) available to common stockholders		$381,383		$(108,663)
Net income (loss) per share of common stock
Basic	$	Nil	$	Nil
Diluted	$	Nil	$	Nil
Weighted average shares outstanding:
Basic		106,287,359		102,835,574
Diluted		106,287,359		102,835,574

 The accompanying notes are an integral part of these consolidated financial statements.

Page 58 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY For the years ended December 31, 2022 and 2021

	Total Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Shares to be returned to treasury	Accumulated Deficit	Total
Balances, December 31, 2020	2,678,909	$26,788	75,949,757	$759,496	$39,050,899	$-	$(32,650,794)	$7,186,389
Issuance of common stock for cash	-	-	26,290,000	262,900	24,734,100	-	-	24,997,000
Issuance of common stock for directors fees (Note 14)	-	-	112,610	1,126	108,874	-	-	110,000
Common stock issuance costs (Note 14)	-	-	-	-	(1,654,822)	-	-	(1,654,822)
Common stock issued upon exercise of warrants (Note 14)	-	-	3,765,477	37,655	1,753,050	-	-	1,790,705
Conversion of preferred shares to common shares	(58,333)	(583)	58,333	583	-	-	-	-
Series D preferred dividends paid in common shares (Note 14)	-	-	64,184	642	(642)	-	-	-
Net loss	-	-	-	-	-	-	(60,469)	(60,469)
Balances, December 31, 2021	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	$-	$(32,711,263)	$32,368,803
Issuance of common stock for directors fees (Note 14)	-	-	132,980	1,330	61,171	-	-	62,501
Series D preferred dividends declared (Note 14)	-	-	-	-	-	-	(787,730)	(787,730)
Repurchase of common stock (Note 18)	-	-	-	-	-	(202,980)	-	(202,980)
Net income	-	-	-	-	-	-	428,661	428,661
Balances, December 31, 2022	2,620,576	$26,205	106,373,341	$1,063,732	$64,052,630	$(202,980)	$(33,070,332)	$31,869,255

  The accompanying notes are an integral part of these consolidated financial statements.

Page 59 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$428,661	$(60,469)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	909,220	880,880
Accretion of asset retirement obligation	17,766	6,930
Common stock payable for directors fees	61,459	47,499
Gain on settlement of Hillgrove advance	-	(113,422)
Gain on forgiveness of Cares Act debt	-	(443,400)
Loss on disposal of assets	-	74,259
Write down of inventory to net realizable value	277,146	-
Provision for losses on receivables	59,350	-
Change in value of investments, net	59,246	-
Other non-cash items	(647)	-
Changes in operating assets and liabilities:
Accounts receivable	47,507	(652,680)
Inventories	(596,794)	(405,207)
Prepaid expenses and other current assets	(137,599)	-
IVA receivable and other assets	(654,958)	(34,249)
Accounts payable	(756,949)	(491,120)
Accrued liabilities	(72,636)	74,986
Accrued liabilities – officers and directors	21,118	(106,015)
Royalties payable	88,833	(88,739)
Export tax assessment payable	-	(1,120,730)
Net cash used by operating activities	(249,277)	(2,431,477)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of certificates of deposit	-	210,002
Purchase of certificate of deposit	-	(215,000)
Purchase of investments	(16,184,893)	-
Proceeds from sales of investments	16,125,647	-
Purchase of properties, plants and equipment	(1,726,415)	(648,128)
Net cash used by investing activities	(1,785,661)	(653,126)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in checks issued and payable	-	(86,685)
Payments on advances from related party	-	(56,418)
Proceeds from issuance of common stock, net of issuance costs	-	23,342,178
Proceeds from exercise of warrants	-	1,790,705
Payments on Hillgrove advances payable	-	(1,020,799)
Principal paid on notes payable to bank	-	(100,000)
Principal payments of long-term debt	(64,745)	(86,426)
Repurchase of shares to be returned to treasury	(202,980)	-
Net cash provided (used) by financing activities	(267,725)	23,782,555
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2,302,663)	20,697,952
|CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	21,420,329	722,377
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$19,117,666	$21,420,329

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	15,141	5,539
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment purchased with long-term debt	$161,600	$-
Issuance of common stock for directors fees	62,501	110,000
Building purchased with note payable	-	215,150
Preferred Series D dividends declared and payable	787,730	-

  The accompanying notes are an integral part of these consolidated financial statements.

Page 60 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2018, the Company acquired 100% ownership in Stibnite Holding Company US Inc. (previously Lanxess Holding Company US Inc.), Antimony Mining and Milling US LLC (previously Lanxess Laurel US LLC), a Delaware limited liability company and Lanxess Laurel de Mexico, S.A. de C.V (“Lanxess Laurel Mexico”), a Mexico corporation, both of which became wholly-owned subsidiaries of the Company.

In its operations in Montana, the Company produces antimony oxide, antimony metal, and precious metals. Antimony oxide is a fine, white powder that is used primarily in conjunction with a halogen to form a synergistic flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper. Antimony oxide is also used as a color fastener in paint, as a catalyst for production of polyester resins for fibers and film, as a catalyst for production of polyethylene tera-pthalate in plastic bottles, as a phosphorescent agent in fluorescent light bulbs, and as an opacifier for porcelains. The Company also sells antimony metal for use in bearings, storage batteries and ordnance.

In its operations in Mexico, the Company extracts ore and antimony concentrates which are shipped to Montana for further processing into antimony oxide.  The Company’s Mexican operations also produces antimony metal for sale in Mexico.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of its wholly-owned subsidiaries BRZ, USAMSA, AM, Stibnite Holding Company US Inc., Antimony Mining and Milling US LLC, Antimony Mining and Milling US LLC, and Lanxess Laurel de Mexico.  All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP)” of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant and critical estimates include property, plant and equipment depreciation and potential impairment, metal content of mineral resources, accounts receivable allowance for uncollectible accounts, net realizable value of inventories, deferred income taxes, income taxes payable, environmental remediation liabilities and asset retirement obligations. Actual results could differ from those estimates.

Page 61 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications have been made to conform prior periods’ amounts to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ equity and cash flows as previously reported.

Cash and Cash Equivalents

The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2022 and 2021, restricted cash for reclamation bonds of $57,288 and $57,281 are included in cash and cash equivalents and restricted cash balances on the statements of cash flows.

Restricted Cash

Restricted cash at December 31, 2022 and 2021 consists of cash held for reclamation performance bonds and is held in certificates of deposit with financial institutions.

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

Inventories

Inventories at December 31, 2022 and 2021 consisted of finished antimony products, antimony metal, antimony concentrates, antimony ore, and finished zeolite products, and are stated at the lower of first-in, first-out weighted average cost or estimated net realizable value. Finished antimony products, antimony metal and finished zeolite products costs include raw materials, direct labor and processing facility overhead costs, depreciation and freight allocated based on production quantity. Stockpiled ore is carried at the lower of average cost or net realizable value. Since the Company’s antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company’s control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories. The Company periodically reviews its inventories to identify excess and obsolete inventories and to estimate reserves for obsolete inventories as necessary to reflect inventories at net realizable value.

Translations of Foreign Currencies

All amounts in the financial statements are presented in U.S. dollars, which is the functional currency for all of the Company’s operations. Foreign translation gains and losses relating to Mexican subsidiaries are recognized as foreign exchange gain or loss in the consolidated statements of operations.

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

Page 62 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

Products consist of the following:

☐	Antimony: includes antimony oxide, sodium antimonate, antimony trisulfide, and antimony metal
☐	Zeolite: includes coarse and fine zeolite crushed in various sizes
☐	Precious Metals: includes unrefined and refined gold and silver

Page 63 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For sales of precious metals, the performance obligation is met, the transaction price is reasonably estimable, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer. Refining and shipping costs related to sales of precious metals are recorded to cost of sales as incurred.

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

Treasury Stock

When the Company’s stock is acquired for purposes it is initially valued at cost and presented as treasury stock. Other than formal or constructive retirement or when ultimate disposition has not yet been decided, the cost of the acquired stock is presented as treasury stock separately as a deduction from the total of common stock, additional paid-in capital and accumulated deficit. Gains on sales of treasury stock not previously accounted for as constructively retired are credited to additional paid-in capital, and losses are charged to additional paid-in capital to the extent that previous net gains from sales or retirements of the same class of stock are included therein, with the remainder charged to accumulated deficit. When the Company's stock is retired or purchased for constructive retirement, any excess purchase price over par value is allocated between additional paid-in capital to the extent that previous net gains from sales or retirements are included therein, and the remainder to accumulated deficit.

Income Taxes

The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid or refunded. Significant judgments and estimates are required in determining the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and the assumptions are consistent with the plans and estimates that the Company is using to manage its underlying businesses. The Company provides a valuation allowance for deferred tax assets that the Company does not consider more likely (than not) to be realized. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company evaluates its tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. No reserve for uncertain tax positions has been recorded.

Page 64 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, certificates of deposits, restricted cash, and long-term debt. The carrying value of these instruments approximates fair value based on their contractual terms.

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2022 and 2021, the Company has no financial assets or liabilities that are adjusted to fair value on a recurring basis.

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

In  June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. Topic 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after  December 15, 2022. The Company does not anticipate this will have a material impact to its financial statements and disclosures.

NOTE 3– EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

Page 65 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2022 and 2021, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	December 31, 2022	December 31, 2021
Warrants	12,346,215	12,489,922
Convertible preferred stock	1,692,672	1,692,672
TOTAL POSSIBLE DILUTIVE SHARES	14,038,887	14,182,594

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

The Company paid $450,000 plus VAT upon execution of the Consultancy Agreement and will pay fifty (50) monthly installments of $11,700 plus VAT. The $450,000 initial installment will be amortized over the fifty (50) month term of the agreement and recognized as expense under “Other operating expenses and exploration” in the consolidated statements of operations.

Prepaid expenses and other current assets at December 31, 2022 are as follows:

December 31, 2022
Prepaid insurance	$12,458
Prepaid consulting and management fees	405,000
Other current assets	17,141
434,599
Less long-term portion	(297,000)
Prepaid and other current assets	$137,599

The long-term portion of prepaid and other current assets of $297,000 is included in “IVA receivable and other assets” on the consolidated balance sheets.

NOTE 5 – REVENUE RECOGNITION

Sales of products for the year ended December 31, 2022 and 2021 were as follows:

	For the year ended
	December 31, 2022	December 31, 2021
Antimony	$7,631,670	$4,815,524
Zeolite	3,151,330	2,593,641
Precious metals	261,707	338,341
TOTAL REVENUE	$11,044,707	$7,747,506

Page 66 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2022, the Company also received royalties related to a trademark and licensing agreement in its antimony business segment and is recognized under “Other Income”.  For the year ended December 31, 2022 and 2021, royalty income of $70,502 and $Nil, respectively, was recognized.

The following is sales information by geographic area based on the location of customers for the years ended December 31, 2022 and 2021:

	For the year ended
	December 31, 2022	December 31, 2021
United States	$8,444,876	$6,795,778
Canada	1,772,009	951,728
Mexico	827,822	-
TOTAL REVENUE LOCATION	$11,044,707	$7,747,506

Sales of products to significant customers were as follows for the years ended December 31, 2022 and 2021:

	For the year ended
	December 31, 2022	December 31, 2021
Company A	$1,882,667	$1,141,608
Company B	1,863,958	-
Company C	827,822	-
Company D	751,328	518,227
Company E	737,189	474,738
Company F	735,194	850,301
Company G	226,633	1,728,406
	$7,024,791	$4,713,280
% of Total revenues	64%	61%

All precious metals sales of $261,707 and $338,341 for the years ended December 31, 2022 and 2021, respectively were to one customer, Teck American, Inc.

Accounts receivable from the Company’s largest customers were as follows as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Company H	$95,531	$104,644
Company I	71,485	-
Company F	-	477,957
	$267,016	$582,601
% of Total receivables	34%	65%

The Company’s trade accounts receivable balance related to contracts with customers was $784,457 at December 31, 2022 and $891,314 at December 31, 2021. The Company’s products do not involve any warranty agreements and product returns are not typical.

Page 67 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2022 and 2021, the Company recognized bad debt expense of $59,350 and $Nil, respectively which is included in ‘general and administrative expense’ on the consolidated statements of operations.

NOTE 6– INVENTORIES

Inventories at December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Antimony Oxide	$142,230	$234,461
Antimony Metal	509,643	439,086
Antimony Ore and Concentrates	545,373	119,046
Total antimony	1,197,246	792,593
Zeolite	177,822	262,827
TOTAL INVENTORIES	$1,375,068	$1,055,420

As of December 31, 2022 and December 31, 2021, inventories are valued at cost except for the portion related to Mexican operations which are valued at net realizable value because the production costs of the Mexican inventory were greater than the amount the Company expected to receive on the sale of antimony contained in inventory. The adjustment to inventory for net realizable value was $277,146 and $Nil for the year ended December 31, 2022 and 2021, respectively.

Antimony oxide and metal inventory consisted of finished product held at the Company’s plants in Montana and Mexico.  Antimony concentrates and ore were held primarily at sites in Mexico.  The Company’s zeolite inventory consists of saleable zeolite material in Idaho.

NOTE 7 – PROPERTIES, PLANTS AND EQUIPMENT

The major components of the Company’s properties, plants and equipment by segment at December 31, 2022 and December 31, 2021 are shown below:

	Antimony Segment		Zeolite Segment	Precious Metals
December 31, 2022	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$1,760,926	$9,090,860	$4,996,216	$1,347,912	$17,195,914
Buildings	243,248	870,534	1,047,023	-	2,160,805
Land and other	2,431,387	2,796,037	16,753	-	5,244,177
Construction in progress	-	280,406	170,535	-	450,941
	4,435,561	13,037,837	6,230,527	1,347,912	25,051,837
Accumulated depreciation	(2,767,803)	(6,212,433)	(3,392,861)	(550,616)	(12,923,713)
	$1,667,758	$6,825,404	$2,837,666	$797,296	$12,128,124

Page 68 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Antimony Segment		Zeolite Segment	Precious Metals
December 31, 2021	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$1,684,977	$8,905,899	$3,853,056	$1,330,394	$15,774,326
Buildings	243,248	870,534	801,764	-	1,915,546
Land and other	2,431,387	2,640,441	16,753	-	5,088,581
Construction in progress	-	280,406	184,972	-	465,378
	$4,359,612	$12,697,280	$4,856,545	$1,330,394	$23,243,831
Accumulated depreciation	(2,732,809)	(5,622,555)	(3,314,658)	(440,076)	(12,110,098)
	$1,626,803	$7,074,725	$1,541,887	$890,318	$11,133,733

The properties, plants and equipment by location is as follows:

	2022	2021
United States	$4,677,428	$3,276,155
Mexico	7,450,696	7,857,578
Total	$12,128,124	$11,133,733

The Company’s precious metals segment includes properties, plants and equipment in both the United States and Mexico.

At December 31, 2022 and December 31, 2021, the Company had $1,117,041 and $665,175, respectively, of assets that were not yet placed in service and have not yet been depreciated.

NOTE 8 – ASSET RETIREMENT OBLIGATION AND ACCRUED RECLAMATION COSTS

Changes in the asset retirement obligation for the year ended December 31, 2022 and 2021 are as follows:

	Year ended December 31,
	2022	2021
Asset retirement obligation, beginning of period	$191,149	$184,219
Change in estimated retirement costs	15,596	-
Accretion expense	17,766	6,930
Asset retirement obligation, end of period	$224,511	$191,149

The Company’s total asset retirement obligation and accrued reclamation costs of $332,011 and $298,649, at December 31, 2022 and December 31, 2021, respectively, include reclamation obligations for the Idaho and Montana operations of $107,500.

During the year ended December 31, 2022, the Company revised its estimate on asset retirement costs.

Page 69 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEBT

Long term debt at December 31, 2022 and December 31, 2021 is as follows:

	December 31, 2022	December 31, 2021
Promissory note payable to First Security Bank of Missoula, bearing interest at 2.25%, payable in 59 monthly installments of $1,409 with a final payment of $152,726 maturing November 9, 2026; collateralized by a lien on Certificate of Deposit	$201,908	$215,150
Installment contract payable to Caterpillar Financial Services, bearing interest at 6.65%, payable in 24 monthly installments of $7,210 maturing April 28, 2024; collateralized by 2007 Caterpillar 740 articulated truck	110,097	-
	312,005	215,150
Less current portion	(94,150)	(13,230)
Long term portion	$217,855	$201,920

At December 31, 2022, principal payments on debt are due as follows:

Twelve months ending December 31,	Principal payment
2023	$94,150
2024	41,212
2025	13,071
2026	163,572
$312,005

NOTE 10 – HILLGROVE ADVANCES PAYABLE

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

NOTE 11 – INCOME AND OTHER TAXES

During the year ended December 31, 2022 and 2021, the Company recognized an income tax provision of $16,073 and $Nil respectively.  Income tax payable of $16,073 is included in “accrued liabilities” on the consolidated balance sheets and relates to federal taxes owed.

Page 70 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Domestic and foreign components of net income (loss) from operations before income taxes for the years ended December 31, 2022 and 2021, are as follows:

	2022	2021
Domestic	$2,729,793	$1,853,423
Foreign	(2,285,059)	(1,913,892)
Total	$444,734	$(60,469)

The income tax liability (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax net income (loss) for the years ended December 31, 2022 and 2021 due to the following:

	2022	2021
Tax liability (benefit) at federal statutory rate	$93,000	$(13,000)
State income tax effect	67,000	(2,000)
Foreign income tax effect	(136,000)	(127,000)
Non-deductible items	4,000	-
Non-taxable item - gain on CARES Act loan	-	(93,000)
Percentage depletion	-	(20,000)
Adj for prior year tax estimate to actual-domestic	69,000	44,000
Adj for prior year tax estimate to actual-foreign	(32,000)	1,431,000
Impact on change in state tax rate	7,000	-
Impact on change in foreign exchange rate	(83,000)	35,000
Change in valuation allowance - Domestic	(358,000)	(212,000)
Change in valuation allowance - Foreign	385,000	(1,043,000)
Total	$16,000	$-

At December 31, 2022 and 2021, the Company had net deferred tax assets as follows:

	2022	2021
Deferred tax asset:
Domestic net operating loss carry forward	$307,000	$485,000
Foreign net operating loss carry forward	1,958,000	1,573,000
Deferred tax asset	2,265,000	2,058,000

Valuation allowance (domestic)	(58,000)	(416,000)
Valuation allowance (foreign)	(1,958,000)	(1,573,000)
Total deferred tax asset	249,000	69,000

Deferred tax liability:
Property, plant, and equipment	(245,000)	(68,000)
Other	(4,000)	(1,000)
Total deferred tax liability	(249,000)	(69,000)

Net deferred tax asset	$-	$-

Page 71 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2022 and 2021, the Company had deferred tax assets arising principally from net operating loss carry forwards for income tax purposes. As management cannot determine that it is more likely than not the benefit of the net deferred tax asset will be realized, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at December 31, 2022 and 2021.

At December 31, 2022, the Company has federal net operating loss (“NOL”) carry forwards of approximately $359,000 that will never expire but utilization of which is limited to 80% of taxable income in any future year. The Company has Montana state NOL carry forwards of approximately $3.1 million which expire between 2023 and 2028, and Idaho state NOL carry forwards of approximately $1.4 million, which expire between 2033 and 2040. The Company has approximately $6.5 million of Mexican NOL carry forwards which expire between 2026 and 2031.

In 2018, the Company acquired two subsidiaries which have net operating loss carryforwards in Mexico of approximately $800,000. Due to certain limitations, it is likely that a portion of this carryforward will not be available to offset the Company’s future taxable income in Mexico.

During the years ended December 31, 2022 and 2021, there were no material uncertain tax positions taken by the Company. The Company’s United States income tax filings are subject to examination for the years 2020 through 2022, and 2019 through 2022 in Mexico. The Company charges penalties on assessments to general and administrative expense and charges interest to interest expense.

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

During the year ended December 31, 2022, the Mexican court ruled against the Company in the above matter.  The Company has appealed the ruling.  As of December 31, 2022, the updated SAT assessment was approximately $21.3 million pesos, which was approximately $1.1 million USD for $285,000 of unpaid income taxes and $815,000 of interest and penalties.

As of December 31, 2022, management assessed the possible outcomes for this tax audit and believes, based on discussions with its tax attorney in Mexico, that the most likely outcome will be that the Company will be successful in its appeal resulting in no tax due. Management determined that no amount should be accrued at December 31, 2022 or December 31, 2021 relating to this potential tax liability. There can be no assurance that the Company’s ultimate liability, if any, will not have a material adverse effect on the Company’s results of operations or financial position.

If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will record changes to tax attributes, recognize penalties in general and administrative expense, interest will be recorded as interest expense and record the tax expense associated with the assessment.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”).  Using appropriate regulatory channels, management may contest these proposed assessments.   At December 31, 2022 and December 31, 2021, the Company had accrued liabilities of $Nil and $Nil, respectively, relating to such assessments.

Page 72 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company pays various royalties on the sale of zeolite products. On a combined basis, royalties vary from 8%-13%.  During the year ended December 31, 2022 and 2021, the Company incurred royalty expense of $280,801 and $262,861 respectively. Royalty expense is included in cost of goods sold on the consolidated statement of operations.

At December 31, 2022 and December 31, 2021, the Company had accrued royalties payable of $435,075 and $346,242, respectively.

On August 8, 2022, the Company executed a preliminary Purchase Option Agreement (the ‘agreement”) with SB Wadley SA de CV (“Wadley”) whereby the Company leases, with an option to acquire, mining claims located in Mexico known as the Wadley Property.  Under the agreement, the Company will pay Wadley eight monthly installments of $10,000 plus VAT for the right to mine and conduct geological and resource studies as due diligence and exploration on the Wadley Property.  At the end of the eight months, should the Company choose to exercise the option following due diligence and assessment of geological and resource studies, the Company will pay Wadley $2,230,000 and seven annual payments of $1,160,000. The due diligence period of the agreement has been extended to October 15, 2023. As of December 31, 2022, the Company capitalized $40,000 of payments to SB Wadley.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022 and 2021, the Company paid a director $19,738 and $4,588, respectively for services related to investor relations, geologic consulting and expense reimbursement.  During the year ended December 31, 2022 and 2021, the Company paid another director $4,240 and $Nil, respectively, for services related to geologic consulting and expense reimbursement.

During the year ended December 31, 2022 and 2021, the Company paid an entity owned by an officer and the chairman of the board of directors $21,730 and $24,510, respectively, for lodging and meals at the Company’s headquarters location for visiting consultants, vendors and board members. At December 31, 2022 and December 31, 2021, the Company accrued related expenses of $11,504 and $1,846, respectively, which are included in “accrued liabilities – officers and directors” on the Company’s consolidated balance sheets.

The Company compensates directors for their contributions to the management of the Company.  During the year ended December 31, 2022 and December 31, 2021, the Company expensed $135,417 and $112,500, respectively in directors’ fees, which was recorded in general and administrative expense on the consolidated statements of operations.

During the year ended December 31, 2022, the Company paid accrued directors fees of $62,500 in cash and $62,501 in common stock (Note 14).

At December 31, 2022 and December 31, 2021, accrued fees due to directors was $61,459 and $49,999, respectively, which are included in “accrued liabilities – officers and directors” on the Company’s consolidated balance sheets.

As of December 31, 2022 and 2021, accrued liabilities-officers and directors consists of:

	2022	2021
Accrued directors fees	$61,459	$49,999
Accrued liabilities, related party	11,504	1,846
Total	$72,963	$51,845

At December 31, 2022 and December 31, 2021, stock payable to directors for services was $61,459 and $62,501, respectively.

Page 73 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – STOCKHOLDERS’ EQUITY

On August 24, 2022, the Company issued 132,980 shares of common stock in lieu of cash in consideration of fees for Board of Directors accrued through December 31, 2021.  The number of shares issued was based on the amount of fees due of $62,501 divided by the market price of the Company’s common shares on the date of issuance.

Issuance of Common Stock for Cash

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

During the year ended December 31, 2021, the Company issued 3,765,477 shares of common stock and received proceeds of $1,790,705 from the issuance of shares of its common stock upon the exercise of warrants.

Issuance of Common Stock for Services to Officers and Directors

During the year ended December 31, 2021, the Company issued 112,610 shares of common stock to the board of directors to satisfy stock payable to directors for services of $110,000 that were outstanding at December 31, 2020.

During the year ended December 31, 2022, the Company issued 132,980 shares of common stock to the board of directors to satisfy stock payable to directors for services of $62,501 that were outstanding at December 31, 2021.

Common stock warrants

In February 2021, concurrent with sale of common stock, the Company issued warrants to purchase 7,650,000 shares of common stock at an exercise price of $0.85 per share. The warrants are initially exercisable six months following issuance and expire five and one-half years from the issuance date. In connection with the February 2021 sales of common stock, the Company also issued 1,606,500 warrants with an exercise price of $0.85 and 804,000 warrants with an exercise price of $0.46 as commission to the placement agent.  There were no warrants exercised during the year ended December 31, 2022.

The Company issued no warrants to purchase common stock during the year ended December 31, 2022.

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Number of warrants	Exercise prices
Balance outstanding at December 31, 2020	6,194,899	$0.65
Issued	10,060,500	$0.46 - $0.85
Exercised	(3,765,477)	$0.46 - $0.65
Balance outstanding at December 31, 2021	12,489,922	$0.75
Expired	(143,707)	$0.65
Balance outstanding at December 31, 2022	12,346,215	$0.75

The composition of the Company’s warrants outstanding at December 31, 2022 is as follows:

Number of warrants	Weighted Average Exercise Price	Expiration Date	Weighted Average Remaining life (years)
2,285,715	$0.46	7/31/2025	2.58
804,000	0.46	1/27/2026	3.08
7,650,000	0.85	8/3/2026	3.59
1,606,500	0.85	2/1/2026	3.09
12,346,215	$0.75		3.31

Page 74 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

The Company’s Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Series B

During 1993, the Board established a Series B preferred stock, consisting of 750,000 shares. The Series B preferred stock has preference over the Company’s common stock and Series A preferred stock (none of which are outstanding); has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors. During each of the years ended December 31, 2021 and 2020 the Company recognized $7,500 in Series B preferred stock dividend. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. The Series B Preferred stock is no longer convertible to shares of the Company’s common stock. At December 31, 2022 and 2021, cumulative dividends in arrears on the outstanding Series B shares were $210,000 and $202,500, respectively.

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

At December 31, 2022 and 2021, the cumulative dividends in arrears on the outstanding Series D shares were $787,730 and $747,952, respectively, payable if and when declared by the Board of Directors.

In the event of dissolution or liquidation of the Company, the preferential amount payable to Series D preferred stockholders is $2.50 per share. At December 31, 2022 and 2021, the liquidation preference for Series D preferred stock was $5,019,410 and $4,979,632, respectively. Holders of the Series D preferred stock have the right, subject to the availability of authorized but unissued common stock, to convert their shares into shares of the Company’s common stock on a one-to-one basis without payment of additional consideration and are not redeemable unless by mutual consent. The majority of Series D preferred shares are held by the estate of John Lawrence, the previous President and Chairman of the Company.

On November 28, 2022, the holders of all 1,692,672 outstanding shares of Series D Preferred stock agreed to convert the preferred shares for 1,692,672 shares of common stock in addition to a cash payment of $787,730 for accrued dividends.  As of December 31, 2022, the balance of $787,730 was declared by the Company’s board of directors but remained unpaid and is included in “dividends payable” on the consolidated balance sheet.  As of December 31, 2022, common shares had not yet been issued in conversion of the preferred shares (Note 18).

Page 75 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock repurchase

On November 21, 2022 the Board of Directors of the Company approved a stock repurchase program under which management is authorized to repurchase up to 5,000,000 shares of the Company’s outstanding common stock.  Repurchases under the program may be made from time to time, as the Company deems appropriate, based on a variety of factors such as share price, capital position, liquidity, financial performance, alternative uses of capital and overall market conditions.

During the year ended December 31, 2022, the Company repurchased $202,980 of its common stock under this repurchase program which represents 418,696 shares.  As of December 31, 2022, repurchased shares were in process and had not yet been returned to treasury and $202,980 is included in ‘shares to be returned to treasury’ on the consolidated balance sheet (Note 18).

NOTE 15 – 2000 Stock Plan

In January 2000, the Company’s Board of Directors resolved to create the United States Antimony Corporation 2000 Stock Plan (“the Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees, directors and consultants to promote the success of the Company’s business. The maximum number of shares of common stock or options to purchase common stock that may be issued pursuant to the Plan is 500,000. At December 31, 2022 and 2021, 300,000 shares of the Company’s common stock had been previously issued under the Plan. There were no issuances under the Plan during 2022 and 2021.

NOTE 16 – BUSINESS SEGEMENTS

The Company is currently organized and managed via four segments, which represent our operating units: United States antimony operations, Mexican antimony operations, precious metals recovery and United States zeolite operations.

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

Total Assets:	December 31, 2022	December 31, 2021
Antimony
United States	$21,636,386	$24,130,348
Mexico	8,484,131	7,771,515
Subtotal antimony	30,120,517	31,901,863
Precious metals
United States	172,004	107,464
Mexico	625,292	782,854
Subtotal precious metals	797,296	890,318
Zeolite	3,782,637	2,210,546
TOTAL	$34,700,450	$35,002,727

Capital expenditures	December 31, 2022	December 31, 2021
Antimony
United States	$81,931	$22,092
Mexico	324,961	19,488
Subtotal antimony	406,892	41,580
Precious metals	17,518	63,698
Zeolite	1,463,605	758,000
TOTAL	$1,888,015	$863,278

Page 76 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment operations for the year ended December 31, 2022	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$6,803,848	$827,822	$7,631,670	$261,707	$3,151,330	$11,044,707
Depreciation and amortization	$40,978	$589,877	$630,855	$110,540	$167,825	$909,220
Income (loss) from operations	$2,307,649	$(2,285,059)	$22,590	$151,167	$174,448	$348,205
Other income (expense)	129,481	-	129,481	-	(32,952)	96,529
Income tax expense	(16,073)	-	(16,073)	-	-	(16,073)
NET INCOME (LOSS)	$2,421,057	$(2,285,059)	$135,998	$151,167	$141,496	$428,661

Segment operations for the year ended December 31, 2021	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$4,815,524	$-	$4,815,524	$338,341	$2,593,641	$7,747,506
Depreciation and amortization	$33,028	$580,174	$613,202	$107,264	$160,414	$880,880
Income (loss) from operations	$938,914	$(2,027,313)	$(1,088,399)	$231,077	$197,065	$(660,257)
Other income (expense)	489,757	113,422	603,179	-	(3,391)	599,788
NET INCOME (LOSS)	$1,428,671	$(1,913,891)	$(485,220)	$231,077	$193,674	$(60,469)

Page 77 of 91

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – CARES Act Loan

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

NOTE 18 – SUBSEQUENT EVENTS

On January 25, 2023, the holders of 1,692,672 shares of Series D Preferred stock converted the preferred shares and the Company issued 1,692,672 shares of common stock.  The Company also paid the holders $787,730 for dividends payable as declared on November 28, 2022 (Note 14).

On January 26, 2023, in conjunction with its share repurchase plan, the Company returned to treasury and cancelled 418,696 of its common shares which were repurchased prior to December 31, 2022 for $202,980 (Note 14).

On March 8, 2023, the Wadley agreement (Note 12) was amended and the due diligence period was extended to October 15, 2023.

Page 78 of 91

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the principal executive officer and the principal financial officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties. This is due primarily to the limited staff and small size of the Company, although internal controls have improved over the prior year with the addition of an additional staff member in our accounting department and a consultant for financial statement preparation, resulting in increased segregation of duties.

While the Company does adhere to internal controls and processes that were designed and implemented by an experienced Chief Financial Officer, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Page 79 of 91

Management’s Remediation Initiatives

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Management’s remediation initiatives include having retained the Company’s Chief Financial Officer. He is well-versed in internal control environments, having implemented, documented and tested multiple control environments over 30 years and has served as a CFO in publicly-traded companies for 13 years. The Company has also added Board members Gary C. Evans and Tim Hasara to its audit committee, both of whom have extensive background in publicly traded companies and governance.

The Company intends to implement several initiatives related to internal controls including upgrading technology and software applications designed to enhance segregation of duties, workflow authorization and payment processing. Further, the Company is evaluating cloud-based financial reporting applications which allow for increased collaboration, transparency and review of financial reporting and preparation of statutory reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Page 80 of 91

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following sets forth certain information, as of July 17, 2023, concerning our directors and executive officers.

Name	Age	Position
John C. Gustavsen	74	Chief Executive Officer and Director
Kelly J. Stopher	60	Chief Financial Officer
Mitzi Hart	54	Controller, Secretary and Treasurer
Dr. Blaise Aguirre	58	Director
Hart W. Baitis	73	Director
Lloyd Joseph Bardswich	78	Director
Gary C. Evans	66	Lead Director
Timothy Hasara	59	Director
Dr. Corby G. Anderson	67	Director

Business Experience of Directors and Executive Officers

John C. Gustavsen –Chief Executive Officer and Director - Mr. Gustavsen graduated from Rutgers University in 1970 with a BS in chemistry and started work for Harshaw Chemical (purchased by Amspec Chemical Corporation), a major producer of antimony trioxide. Mr. Gustavsen took engineering courses from 1976 through 1980, and became president and treasurer of the Company in 1983. He was promoted to CEO in 1990. Mr. Gustavsen designed a new type of production furnace for antimony trioxide that eventually produced 20 million pounds of antimony trioxide per year. Mr. Gustavsen is conversant in Spanish, Chinese, and other languages, and travelled to many countries as part of his duties as president of Amspec Chemical Corporation. Mr. Gustavsen joined the Company in November 2011 as one of its Vice Presidents, and in June 2020 was promoted to Chief Executive Officer.  He joined the Board in August 2022.

Kelly J. Stopher – Chief Financial Officer - Mr. Stopher has served as the Company’s Chief Financial Officer since December 2021.  Mr. Stopher has 30 years of experience in accounting and finance. Mr. Stopher has served as the Managing Partner of Palouse Advisory Partners, LLC since January 2018, providing Chief Financial Officer (“CFO”) services to clients. Mr. Stopher has developed strategies to implement financial management systems, internal control policies and procedures, financial reporting and modeling for numerous small-cap companies. Mr. Stopher was appointed Chief Financial Officer of Star Gold Corp., a US-based company quoted via the OTC Markets, on October 20, 2010, and still holds such position. Mr. Stopher has also served as CFO for Epilog Imaging Systems, Inc. since November 2021. Mr. Stopher was previously the CFO of Zenlabs Holdings, Inc. from February 2020 to November 2021. Mr. Stopher holds a Bachelor’s degree from Washington State University in Business Administration – Accounting. He started his career in public accounting with Langlow Tolles & Company, PS, a regional CPA firm based in Tacoma, WA and has worked in various accounting and finance positions of leadership including startups, reorganizations and mature companies. Mr. Stopher is also a Certified Financial Modeling Valuation Analyst.

Mitzi Hart – Controller, Secretary and Treasurer – Mrs. Hart has served as our Controller, Secretary and Treasurer since February 2023.  She previously served as office manager for Kerr Inc., an open pit mine in the capacity of accountant, payroll clerk, MSHA contact, DOT contact and Controller. She also worked with local and state government offices on submitting bids and billing. She has experience with mining operations, including screening, crushing, trucking, etc. The  Kerr plant also included an asphalt plant, a logging company, and she was in control of dispatch, scheduling, billing and logistics of supply and delivery. She originally replaced the U.S. Antimony  Thompson Falls Plant Manager, Marilyn Sink, in September 2021.

Dr. Blaise Aguirre – Director - Blaise Aguirre, MD joined the Board in August 2019. He received his Medical Doctor’s degree in 1989 from the University of the Witwatersrand, Johannesburg, South Africa, and performed his residency at Boston University School of Medicine from 1991 to 1994. He has served as an Assistant Professor of Psychiatry at Harvard Medical School since 2011, and he has served as the founding Medical Director of 3East at McLean Hospital since 2007. Dr. Aguirre is fluent in Spanish and lectures worldwide. He was elected to the Board at Investors Capital Holdings, Ltd in 2011 and remained on the Board until it was sold to RCAP in 2013. He sits on the boards of various privately held companies. He developed and maintains enduring relationships with institutional money managers, venture capitalists, Angel investors and developed an expertise as a small cap stock analyst as a broker with series 7 and 63 securities licenses.

Page 81 of 91

Hart W. Baitis - Director - Mr. Baitis joined the Board in 2013.  He graduated from the University of Oregon in 1971 with a B.S. in Geology, and was awarded a Ph. D. in Geology in 1976. He has  46 years of experience as a minerals and exploration geologist in the United States, Canada, Central America, and Mexico. Mr. Baitis is experienced in numerous geologic environments and terrains, and has been involved in all phases of exploration, ranging from field geologist, consultant, management, and acquisition team director. Dr. Baitis is currently self-employed as a geologist.  Dr. Baitis is personally involved in the ownership of several base and precious metal properties.  During the past 5 years Dr. Baitis has worked with the BHLK group, a private association of 4 geologists and mining engineers focused on completing due-diligence on mineral properties targeted for acquisition.  His geologist duties include identification and due diligence on mineral properties targeted for acquisition.

Lloyd Joseph Bardswich - Director - Mr. Bardswich joined the Board in February 2021.  He has extensive experience in mining, mining engineering, management, drilling, metallurgy and plant design. He is a registered professional mining engineer in the State of Arizona and the Province of Ontario, and is a qualified person as described in S-K 1300. Since July 15, 2015, he has served as President of L.J. Bardswich Mine Consultant Inc., a Montana S corporation which provides consulting services to the mining industry. He also presently serves as the President of Golden Vertex Corp. the wholly owned (Arizona C Corporation) subsidiary of Elevation Gold Mining Corporation (TSXV -ELVT), from July 10, 2017. He also served as a director of Northern Vertex Mining Corporation (TSXV-NEE) from 2010 to February 2021, when Northern Vertex Mining Corporation (TSXV -NEE) acquired Eclipse Gold Mining Corporation (EGLD - TSXV).  On September 24, 2021, Northern Vertex Mining Corporation (TSXV -NEE) changed its name to Elevation Gold Mining Corporation TSXV-ELVT.  (OTC: NHVCD). He also presently serves as President and as a Director of Frisco Gold Corporation, an Arizona S corporation, since October 14, 2019, to the present.

Gary C.  Evans – Lead Director - Gary C. Evans joined the Board in November 2022.  He has extensive experience in the public and private financial business sectors as well as entrepreneurial expertise in start-up enterprises to multi-billion dollar corporations. Additionally, Gary C. Evans has a history of successful dealings with investor relations and financial institutions. This set of attributes makes Mr. Evans a great and much needed addition to our Board. Gary C. Evans presently serves as Chairman of the Board and Chief Executive Officer of Evergreen Sustainable Enterprises, Inc. (“EGSE”), a publicly held, sustainable energy transition and hemp company that currently trades on the OTCQB with an approximate $50 Million market capitalization, a position he has held since 2016. EGSE has diversified through various acquisitions in the hemp industry, predominantly within the midstream sector. Mr. Evans previously led Magnum Hunter Resources Corporation, a NYSE listed multibillion-dollar public energy company specializing in unconventional resource plays predominately in the Appalachian Basin and the Eagle Ford, from 2009 to 2016. These corporate assets are now part of Southwestern Energy Co. (NYSE: SWN). Mr. Evans was also founder and CEO of Eureka Hunter Holdings, LLC, a mid-stream gas gathering company transporting and managing up to 1 BCF of daily natural gas volumes from wells producing in West Virginia and Ohio on approximately 200 miles of newly constructed pipeline during the similar seven-year period. Additionally, Mr. Evans previously founded and served as the Chairman and Chief Executive Officer of Magnum Hunter Resources Inc. (MHRI), a NYSE listed company, for twenty years before selling MHRI to Cimarex Energy for approximately $2.2 billion in June 2005. These assets are now part of Coterra Energy, Inc. (NYSE: CTRA). Throughout his career, Mr. Evans has raised various forms of capital on Wall Street that have exceeded $7 Billion. Mr. Evans has previously served for 24 years as a Director of Novavax Inc., a NASDAQ listed (“NVAX”) clinical-stage vaccine biotechnology company (Covid-19 Vaccine) which reached a market capitalization in excess of $15 Billion during the pandemic, where he previously also served as Chairman, CEO and Lead Director. Mr. Evans was recognized by Ernst and Young as the Southwest Area 2004 Entrepreneur of the Year for the Energy Sector and was subsequently inducted into the World Hall of Fame for Ernst & Young Entrepreneurs. Mr. Evans was also recognized as the Energy Industry Leader of the year in 2013 and chosen by Finance Monthly in 2013 as one of the most respected CEO's. Mr. Evans was chosen as the Best CEO in the "Large Company" category by Texas Top Producers in 2013. He additionally won the Deal Maker of the Year Award in 2013 by Finance Monthly. Mr. Evans serves on the Board of the Maguire Energy Institute at Southern Methodist University and now speaks on the current affairs of the hemp industry at hemp industry conferences, on radio networks, and podcasts. For purposes of SEC compliance, Mr. Evans is considered a financial expert and is the chairman of the Company’s audit committee.

Timothy Hasara - Director – Timothy Hasara joined the Board in August 2022.  He is the Founder of and has been the Managing Partner of Sinnet Capital Management since 2021, a Microcap value fund. Prior to Sinnet Capital, Mr. Hasara spent 27 years at Kennedy Capital Management where he managed an Institutional Microcap Fund with over $1 Billion in assets. Additionally, Mr. Hasara since 2021 serves as Treasurer and Executive Board member of St. Patrick’s Center, a large not-for-profit serving the homeless in St. Louis.  Since 2013, Mr. Hasara has also served as an investment board member for Burrough Wellcome Fund, an $800 million fund providing research grants for healthcare and science.   Mr. Hasara has a Bachelor’s Degree in Business Administration from the University of Notre Dame and a Master’s Degree in Management from John Hopkins University.

Dr. Corby G. Anderson, PE – Dr. Corby G. Anderson, PE, joined the Board in May 2023.  Dr. Anderson is a Licensed Professional Chemical Engineer with over 40 years of extensive international experience in industrial operations, corporate level management, design, piloting, plant commissioning, economics, finance, consulting, due diligence, legal matters, teaching, research, development and professional service. He shares sixteen (16) international patents with four (4) current patent applications. He is recognized as an expert in antimony processing and production. Prior to joining United States Antimony Corporation as a Director, he served as a Director of Golden Phoenix Minerals from about June 2006 to December 2009.  Dr. Anderson also served as a Director for BlackRock Metals from about September 2008 to January 2010  and also served for Getty Copper as a Director and its CEO from about July 2006 to June 2016.  Dr. Anderson joined the Board in May 2023.  Dr. Anderson has also held positions as the Harrison Western Professor at the Colorado School of Mines and President of Allihies Engineering, Incorporated.

Page 82 of 91

Legal Proceedings

We are not aware of any involvement by our directors or executive officers during the past ten years in legal proceedings that are material to an evaluation of the ability or integrity of any director or executive officer.

Corporate Governance

Our Board directs the management of our business and affairs and conducts its business through meetings of the Board and standing committees. We have a standing audit committee, compensation committee and corporate governance and directors’ nominating committee. The Board previously had an executive committee, which was dissolved on February 2, 2023.  The Board has determined that four of our seven directors, Timothy Hasara, Blaise Aguirre, Gary Evans and Corby Anderson, are “independent” within the meaning of applicable NYSE American and SEC standards for service on the Board of an NYSE American listed company.  John Gustavsen is non-independent because he is an officer our Company. Joseph Bardswich and Hart Baitis are non-independent because they have received compensation for services in excess of normal and customary directors fees.

Audit Committee

Our audit committee consists of Gary Evans, Timothy Hasara and Blaise Aguirre. Under the NYSE American listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent under NYSE American rules and Rule  10A-3 under the Exchange Act, which impose a higher standard of independence for Audit Committee members than for general Board service. Our Board has affirmatively determined that Gary Evans, Timothy Hasara and Blaise Aguirre each meet the heightened standards of independence that are applicable to an Audit Committee member. Each member of our audit committee also meets the financial literacy requirements of NYSE American listing standards. In addition, our Board has determined that Timothy Hasara and Gary Evans qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. Our Board has adopted a written charter for the audit committee, which is available on our corporate website. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.  Joseph Bardswich, who was previously a member of the Audit Committee, resigned from the Audit Committee in March 2023 following the determination that, due to his receipt of compensation for service to the Company as a consultant, he did not satisfy the heightened independence standards applicable to a member of the Audit Committee.

Compensation Committee

Our compensation committee consists of Hart Baitis (chairman), Blaise Aguirre, Gary Evans and Timothy Hasara. Our Board has adopted a written charter for the compensation committee, which is available on our corporate website. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Timothy Hasara (Chairman), Hart Baitis and Blaise Aguirre.  Our Board has adopted a written charter for the corporate governance and directors’ nominating committee, which is available on our corporate website. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and the holders of 10% or more of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of our common stock are required by the regulation to furnish us with copies of all Section 16(a) forms they have filed.

Page 83 of 91

Based solely on our review of copies of Forms 3, 4 and 5 filed with the SEC during or relating to 2022 and written representations provided to the Company, Mr. Gary Evans filed a late Form 4 on December 21, 2022 for two transactions, Mr. Gary Evans filed a late Form 4 on December 12, 2022 for three transactions, Mr. Gary Evans filed a late Form 4 on December 9, 2022 for one transaction, Mr. Joseph Bardswich filed a late Form 4 on September 27, 2022 for two transactions, Mr. Joseph Bardswich filed a late Form 4 on August 29, 2022 for five transactions, Mr. Joseph Bardswich filed a late Form 4 on August 22, 2022 for seven transactions, Mr. Joseph Bardswich filed a late Form 4 on April 12, 2022 for one transaction, Mr. Joseph Bardswich filed a late Form 4 on April 12, 2022 for one transaction, and Mr. Joseph Bardswich filed a late Form 3 on April 12, 2022.

In addition, the Company has conducted a further review of Form 3 filings and determined that Russell Lawrence filed his Form 3 late in an earlier fiscal period, John Gustavsen, Kelly Stopher, Hart Baitis and Blaise Aguirre have failed to file their Form 3’s, former director Christopher Park and former officer Alicia Hill failed to file their Form 3’s, and Mitzi Hart, who became subject to Section 16 subsequent to the fiscal year end, has not yet filed her Form 3.

Name:	Transaction Date:	Filing Date:	Link:	Number of Transactions
Gary C. Evans	1/11/23	1/17/23	SEC FORM 4	2
Gary C. Evans	12/16/22	12/21/22	SEC FORM 4	2
Gary C. Evans	12/07/22	12/12/22	SEC FORM 4	3
Gary C. Evans	12/06/22	12/09/22	SEC FORM 4	1
Joseph Bardswich	09/22/22	09/27/22	SEC FORM 4	2
Joseph Bardswich	08/22/22	08/29/22	SEC FORM 4	5
Joseph Bardswich	08/07/22	08/22/22	SEC FORM 4	7
Joseph Bardswich	02/14/22	04/12/22	SEC FORM 4	1
Joseph Bardswich	02/01/22	04/12/22	SEC FORM 4	1
Joseph Bardswich	01/31/22	04/12/22	SEC FORM 3

 Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on our corporate website, at https://www.usantimony.com/governance. We intend to disclose any amendment to, or waiver from, a provision of the code of business conduct that applies to our principal executive officer, principal financial officer or principal accounting officer on our corporate website. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. We comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for our principal executive officer during the year ended December 31, 2022, the two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2022 and whose total compensation for  2022 exceeded $100,000, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2022. These officers are referred to as our named executive officers.

In 2022, our “named executive officers” and their positions were as follows:

•	Russell Lawrence, President;
•	John C. Gustavsen, Chief Executive Officer; and
•	Kelly J. Stopher, Chief Financial Officer
•	Alicia Schenk, Corporate Secretary/Treasurer

Page 84 of 91

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers.

Name and Principal Position	Year	Salary	Other Compensation (1)	Stock awards (1)	Total
Russell Lawrence, President	2022	$121,250	$12,500	$12,500	$146,250
	2021	110,000	-	22,500	132,500
	2020	110,000	-	20,000	130,000

John C. Gustavsen, Chief Executive Officer	2022	111,250	-	-	111,250
	2021	100,000	-	-	100,000
	2020	100,000	-	-	100,000

Kelly J. Stopher, Chief Financial Officer	2022	72,000	-	-	72,000
	2021	6,000	-	-	6,000

Alicia Schenk, Corporate Secretary/Treasurer	2022	77,513	-	-	77,513
	2021	61,812	-	-	61,812
	2020	61,050	-	-	61,050

(1)

For his services as a Board member, each of the President and CEO receives cash and restricted stock awards which are fully vested upon grant. For the year ended December 31, 2022, Russell Lawrence received $12,500 in cash and $12,500 in stock as Board of Directors Fees.

Compensation for all executive officers, except for the CEO position, is recommended to the compensation committee of the Board by the CEO. The compensation committee makes the recommendation for the compensation of the CEO. The compensation committee has identified a peer group of mining companies to aid in reviewing the CEO’s compensation recommendations for executives, and for reviewing the compensation of the CEO. The full Board approves the compensation amounts recommended by the compensation committee. Currently, the executive managements’ compensation only includes base salary and health insurance. The Company does not have annual performance-based salary increases, long term performance-based cash incentives, deferred compensation, retirement benefits, or disability benefits.

There were not any outstanding equity awards or plan based awards to officers or directors as of December 31, 2022.

Page 85 of 91

Director Compensation

Following is a summary of all compensation earned by or paid to directors (excluding named executive officers) during the year ended December 31, 2022

Name and Principal Position	Fees Earned paid in Cash	Fees Earned paid in Stock	Total Fees, Awards and Other Compensation
Hartmut, Baitis, Director	$12,500	$12,500	$25,000
Dr. Blaise Aguirre, Director	12,500	12,500	25,000
L. Joseph Bardswich, Director	12,500	12.500	25,000
Christopher Park, former Director	12,500	12,500	25,000
Total	$50,000	$50,000	$100,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of June 30, 2023 by (i) each person who is known by us to beneficially own more than 5% of our Series B and C preferred stock or common stock; (ii) each of our named executive officers and directors; and (iii) all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, which includes the power to dispose of or to direct the disposition of the security or the right to acquire such powers within 60 days. In computing the number of shares of our common stock beneficially owned by a person or entity and the percentage ownership, we deem outstanding shares of our stock subject to options, warrants or other rights held by that person or entity that are currently exercisable or exercisable within 60 days of June 30, 2023. We do not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

Unless otherwise indicated, and subject to applicable community property laws, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them.

Percentages are based on a total of 107,647,317 shares of common stock, 750,000 shares of Series B Preferred Stock, and 177,904 shares of Series C Preferred Stock outstanding on June 12, 2023. Total voting stock of 107,825,221 shares is a total of all the common stock issued, and all of the Series C Preferred Stock outstanding at June 30, 2023.

Page 86 of 91

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class (1)	Percent of all Voting Stock
Series B Preferred
	Excel Mineral Company P.O. Box 3800 Santa Barbara, CA 93130	750,000		100%	N/A
Series C Preferred
	Walter Maquire, Sr. PO Box 129 Keller, VA 23401	49,091	(2)	27.6%	0.05%
	Richard A. Woods 59 Penn Circle West Penn Plaza Apts. Pittsburgh, PA 15206	48,305	(2)	27.2%	0.04%
	Dr. Warren A Evans 69 Ponfret Landing Road Brooklyn, CT 06234	48,305	(2)	27.2%	0.04%
	Edward Robinson 1007 Spruce Street, 1st floor Philadelphia, PA 19107	32,203	(2)	18.0%	0.03%
Series C Preferred	All Series C Preferred Shareholders as a Group	177,904		100%	0.16%

Security Ownership of Certain Beneficial Owners

Common Stock	Russell Lawrence	6,743,147	(3)	100%	6.25%
Common Stock	All owners of 5% or more of Common Stock	6,743,147		100%	6.25%

Security ownership of Officers and Directors
	Hart Baitis	573,974		5.4%	0.53%
	Blaise Aguirre	520,055		4.9%	0.48%
	L. Joseph Bardswich	278,127		2.6%	0.26%
	John C. Gustavsen	36,200		0.2%	0.03%
	Timothy Hasara	1,490,000		13.9%	1.38%
	Gary C. Evans	1,078,818		10.1%	1.00%
Common Stock	All Directors and Officers as a Group	3,977,174		100%	3.69%

Common Stock and Preferred Stock w/voting rights	All Directors and Officers as a Group	10,720,321		100%	9.94%
	All Preferred Shareholders that are officers or directors	-		-	-
Common and Preferred Voting Stock		10,720,321		100%	9.94%

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 30, 2023, are deemed outstanding for computing the percentage of the person holding options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 107647,317 shares of common stock, 750,000 shares of Series B Preferred Stock and 177,904 shares of Series C Preferred Stock outstanding on June 30, 2023. Total voting stock of 107,825,221 shares is a total of all the common stock issued, and all of the Series C Preferred Stock outstanding at June 30, 2023.

(2)	The outstanding Series C preferred shares carry voting rights equal to the same number of shares of common stock.

(3)	Russell Lawrence is executor of the estate of John Lawrence and holds voting control over the associated 465,243 common shares held by the estate.

(4)	Unless otherwise stated, each person’s address is c/o United States Antimony Corporation, P.O. Box 643, 47 Cox Gulch, Thompson Falls, Montana 59873.

Page 87 of 91

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes equity compensation plans that were approved by our shareholders and equity compensation plans that were not approved by our shareholders as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	500.000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	500,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Described below are transactions since January 1, 2021, or any currently proposed transaction, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, to which we are or will be a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or any immediate family member of our directors, executive officers or five percent (5%) beneficial owners had or will have a direct or indirect material interest.

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

During the year ended December 31, 2022 and 2021, the Company paid an entity owned by an officer and the chairman of the board of directors $21,730 and $24,510, respectively, for lodging and meals at the Company’s headquarters location for visiting consultants, vendors and board members. At December 31, 2022 and December 31, 2021, the Company accrued related expenses of $11,504 and $1,846, respectively, which are included in “accrued liabilities – officers and directors” on the Company’s consolidated balance sheets.

Page 88 of 91

Item 14. Principal Accountant Fees and Services

Principal Accounting Fees and Services

The aggregate fees billed by Assure CPA, LLC (“Assure CPA”) for professional services rendered to us for the years ended December 31, 2022 and 2021 are set forth in the table below.

	For the Fiscal Years Ended December 31,
	2022	2021
Audit Fees(1)	$135,136	$125,980
Audit-Related Fees(2)	-	—
Tax Fees(3)	12,350	11,500
All Other Fees(4)	2,031	9,965
Total	$149,517	$147,445

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements and reviews of interim financial information included in the Company’s Quarterly Reports on Form 10-Q.

(2)	Audit-related fees consist of fees that are reasonably related to the performance of the audit or review of our financial statements and are not reported as audit fees.

(3)	Tax fees consist of fees for professional services rendered for tax compliance.

(4)	[Other fees consist of fees not otherwise reported as audit fees, audit-related fees or tax fees.]

Pre-Approval Policy

Our Board and audit committee review and approve audit and permissible non-audit services performed by Assure CPA, as well as the fees charged by Assure CPA for such services. In its review of non-audit service fees and its appointment of Assure CPA as our independent accountants, the Board considered whether the provision of such services is compatible with maintaining Assure CPA independence. All of the services provided and fees charged by Assure CPA in 2022 were pre-approved by the Board and the audit committee.

Page 89 of 91

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. EXHIBITS

The exhibits listed in (b) below are filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

(b) Exhibits:

Exhibit Number	Description

3.1	Second Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on January 15, 2021).

3.2	Second Restated Amended and Restated Bylaws (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012)

4.1	Description of Company’s Securities Registered Pursuant to Section 12 of the Exchange Act
14.0	Code of Ethics
21.1	Subsidiaries of the Company
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_____________________

Item 16. Form 10-K Summary

Not applicable.

Page 90 of 91

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION (Registrant)

By	/s/ John C. Gustavsen	Date: July 17, 2023
John C. Gustavsen
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ John C. Gustavsen	Date:	July 17, 2023
John C. Gustavsen, Chief Executive Officer and Director (principal executive officer)

By:	/s/ Kelly J. Stopher	Date:	July 17, 2023
Kelly J. Stopher, Chief Financial Officer (principal financial and accounting officer)

By:	/s/ Blaise Aguirre	Date:	July 17, 2023
Blaise Aguirre, Director

By:	/s/ Lloyd Joseph Bardswich	Date:	July 17, 2023
Lloyd Joseph Bardswich, Director

By:	/s/ Timothy Hasara	Date:	July 17, 2023
Timothy Hasara, Director

By:	/s/ Gary C. Evans	Date:	July 17, 2023
Gary C. Evans, Lead Director

Page 91 of 91