Form 10-Q
period 2023-03-31
UNITED STATES ANTIMONY CORP
filed 2023-10-05
CIK 101538

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2023

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

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	UAMY	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post filed). Yes ☒     No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

As of October 4, 2023, there were 107,647,317 shares outstanding of the registrant’s $0.01 par value common stock.

Page 2 of 23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,361,064	$19,060,378
Certificates of deposit	259,856	259,857
Accounts receivable, net	1,704,276	784,457
Inventories	1,610,216	1,375,068
Prepaids expenses and other current assets	279,451	137,599
Total current assets	19,214,863	21,617,359
Properties, plants and equipment, net	12,518,653	12,128,124
Restricted cash for reclamation bonds	57,288	57,288
IVA receivable and other assets	1,070,955	897,679
Total assets	$32,861,759	$34,700,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$835,652	$628,803
Accrued liabilities	169,422	201,149
Accrued liabilities – directors and related parties	92,709	72,963
Royalties payable	15,884	435,075
Dividends payable	-	787,730
Long-term debt, current portion	95,573	94,150
Total current liabilities	1,209,240	2,219,870

Long-term debt, net of current portion	193,410	217,855
Stock payable to directors for services	61,459	61,459
Asset retirement obligations and accrued reclamation costs	335,379	332,011
Total liabilities	1,799,488	2,831,195
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
Series A: 0 shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding (liquidation preference $961,875 and $960,000, respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding (liquidation preference $97,847 both periods)	1,779	1,779
Series D: 0 and 1,692,672 shares issued and outstanding (liquidation preference $0 and $5,019,410, respectively)	-	16,926
Common stock, $0.01 par value; 150,000,000 shares authorized; 107,647,317 shares issued and outstanding at March 31, 2023 and 106,373,341shares issued and outstanding at December 31, 2022	1,076,472	1,063,732
Additional paid-in capital	63,853,836	64,052,630
Shares to be returned to treasury	-	(202,980)
Accumulated deficit	(33,877,316)	(33,070,332)
Total stockholders’ equity	31,062,271	31,869,255
Total liabilities and stockholders’ equity	$32,861,759	$34,700,450

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 3 of 23

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	March 31, 2023	March 31, 2022
REVENUE	$2,210,844	$3,580,306
COST OF REVENUE	2,746,263	2,440,918
GROSS PROFIT (LOSS)	(535,419)	1,139,388
OPERATING EXPENSES:
General and administrative	155,594	160,681
Salaries and benefits	127,692	73,135
Other operating expenses	108,345	3,915
Professional fees	84,806	122,077
TOTAL OPERATING EXPENSES	476,437	359,808
INCOME (LOSS) FROM OPERATIONS	(1,011,856)	779,580
OTHER INCOME (EXPENSE)
Interest and investment income	122,372	9,654
Trademark and licensing income	7,525	-
Other miscellaneous income (expense)	74,975	(2,982)
TOTAL OTHER INCOME (EXPENSE)	204,872	6,672
NET INCOME (LOSS)	(806,984)	786,252
Preferred dividends	(1,875)	(11,819)
Net income (loss) available to common stockholders	$(808,859)	$774,432
Net income (loss) per share of common stock:
Basic and diluted	$(0.01)	$0.01
Weighted average shares outstanding:
Basic	107,260,472	106,240,361
Diluted	107,260,472	106,389,761

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 4 of 23

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) For the three months ended March 31, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid in	Shares To Be Returned To	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Treasury	Deficit	Equity
BALANCE, December 31, 2021	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	-	$(32,711,263)	$32,368,803
Net income (loss)	-	-	-	-	-	-	786,252	786,252
BALANCE, March 31, 2022	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	-	$(31,925,011)	$33,155,055

BALANCE, December 31, 2022	2,620,576	$26,205	106,373,341	$1,063,732	$64,052,630	$(202,980)	$(33,070,332)	$31,869,255
Share buyback and retirement	-	-	(418,696)	(4,187)	(198,793)	202,980	-	-
Conversion of Preferred Series D to Common Stock	(1,692,672)	(16,926)	1,692,672	16,927	(1)	-	-	-
Net income (loss)	-	-	-	-	-	-	(806,984)	(806,984)
BALANCE, March 31, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	-	$(33,877,316)	$31,062,271

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 5 of 23

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(806,984)	$786,252
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	224,241	220,150
Accretion of asset retirement obligation	3,368	1,732
Common stock payable for directors fees	-	28,125
Write-down of inventory to net realizable value	246,792	-
Changes in operating assets and liabilities:
Accounts receivable	(919,819)	(584,539)
Inventories	(481,940)	28,440
Prepaid expenses and other current assets	(141,852)	-
IVA receivable and other assets	(173,275)	(41,023)
Accounts payable	206,849	(278,178)
Accrued liabilities	(31,727)	2,944
Accrued liabilities – directors and related parties	19,746	-
Royalties payable	(419,191)	-
Net cash provided (used) by operating activities	(2,273,792)	163,903
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of properties, plants and equipment	(614,770)	(188,541)
Net cash used by investing activities	(614,770)	(188,541)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(23,022)	(4,057)
Dividends paid	(787,730)	-
Net cash used by financing activities	(810,752)	(4,057)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,699,314)	(28,695)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	19,117,666	21,420,329
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$15,418,352	$21,391,634
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Share retirement	$202,980	$-
Conversion of Preferred Series D to Common Stock	$16,927	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 6 of 23

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2023

 NOTE 1 - NATURE OF OPERATIONS

United States Antimony Corporation and its subsidiaries in the U.S. and Mexico (“USAC” or the “Company”) sell processed antimony, zeolite, and precious metals products in the U.S. and abroad. The Company processes antimony ore in the U.S. and Mexico primarily into antimony oxide and antimony metal at its facilities in Mexico and Montana. Our antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Our antimony metal is used in bearings, storage batteries, and ordnance. In its operations in Idaho, the Company mines and processes zeolite, a group of industrial minerals used in soil amendment and fertilizer, water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, and other miscellaneous applications.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2023, and its results of operations and cash flows for the three months ended March 31, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on July 18, 2023.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ equity and cash flows as previously reported.

Recent Accounting Pronouncements

Management does not believe that any recently issued but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, ”Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The Company adopted the ASU on January 1, 2023 and determined that it had no material impact on the Company’s unaudited condensed consolidated financial statements and disclosures.

Page 7 of 23

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2023

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through convertible preferred stock, stock options, and warrants.

For the three months ended March 31, 2022, the calculation of diluted income per common share included 149,400 warrants to purchase one share of common stock. At March 31, 2023 and 2022, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive were as follows:

	March 31, 2023	March 31, 2022
Warrants	12,346,215	9,400,207
Convertible preferred stock	-	1,692,672
TOTAL POSSIBLE DILUTIVE SHARES	12,346,215	11,092,879

NOTE 4 – REVENUE RECOGNITION

Products consist of the following:

•	Antimony: includes antimony oxide, sodium antimonate, antimony trisulfide, and antimony metal
•	Zeolite: includes coarse and fine zeolite crushed in various sizes
•	Precious metals: includes unrefined and refined gold and silver

Sales of products for the three months ended March 31, 2023 and 2022 were as follows:

	For the three months ended
	March 31, 2023	March 31, 2022
Antimony	$1,612,639	$2,828,930
Zeolite	482,093	674,042
Precious metals	116,112	77,334
TOTAL REVENUE	$2,210,844	$3,580,306

The Company’s trade accounts receivable balance related to contracts with customers was $1,704,276 at March 31, 2023 and $784,457 at December 31, 2022. The Company’s allowance for doubtful accounts related to trade accounts receivables was $50,000 at March 31, 2023 and $31,440 at December 31, 2022. The Company’s products do not involve any warranty agreements and product returns are not typical.

Page 8 of 23

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2023

NOTE 5– INVENTORIES

Inventories at March 31, 2023 and December 31, 2022 consisted primarily of finished antimony products, antimony metal, antimony oxide, and antimony ore, and finished zeolite products. Inventories are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, metal and oxide, and finished zeolite products costs include raw materials, direct labor, processing facility overhead costs and freight. Inventories at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Antimony Metal	$221,137	$142,230
Antimony Oxide	303,167	509,643
Antimony Ore and Concentrates	762,378	545,373
Total antimony	1,286,682	1,197,246
Zeolite	323,534	177,822
TOTAL INVENTORIES	$1,610,216	$1,375,068

At March 31, 2023 and December 31, 2022, inventories were valued at cost, except for the portion of inventory related to Mexican operations which was valued at net realizable value because the production costs of the Mexican inventory were greater than the amount the Company expected to receive on the sale of antimony contained in inventory. The adjustment to inventory for net realizable value was $246,792 and $Nil for the three months ended March 31, 2023 and 2022, respectively.

Antimony oxide and metal inventory consisted of finished product held at the Company’s plants in Montana and Mexico. Antimony ore and concentrates were held primarily at sites in Mexico. The Company’s zeolite inventory consisted of saleable zeolite material at the Company’s plant in Idaho.

NOTE 6 – PROPERTIES, PLANTS AND EQUIPMENT

The major components of the Company’s properties, plants and equipment by segment at March 31, 2023 and December 31, 2022 were as follows:

	Antimony Segment		Zeolite Segment	Precious Metals
March 31, 2023	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$1,764,475	$9,454,833	$5,216,880	$1,347,912	$17,784,100
Buildings	243,248	870,534	1,047,023	-	2,160,805
Land and other	2,431,387	2,826,037	16,753	-	5,274,177
Construction in progress	-	-	447,525	-	447,525
Total	4,439,110	13,151,404	6,728,181	1,347,912	25,666,607
Accumulated depreciation	(2,776,083)	(6,349,548)	(3,444,034)	(578,289)	(13,147,954)
Properties, Plants, and Equipment, Net	$1,663,027	$6,801,856	$3,284,147	$769,623	$12,518,653

	Antimony Segment		Zeolite Segment	Precious Metals
December 31, 2022	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$1,760,926	$9,090,860	$4,996,216	$1,347,912	$17,195,914
Buildings	243,248	870,534	1,047,023	-	2,160,805
Land and other	2,431,387	2,796,037	16,753	-	5,244,177
Construction in progress	-	280,406	170,535	-	450,941
Total	4,435,561	13,037,837	6,230,527	1,347,912	25,051,837
Accumulated depreciation	(2,767,803)	(6,212,433)	(3,392,861)	(550,616)	(12,923,713)
Properties, Plants, and Equipment, Net	$1,667,758	$6,825,404	$2,837,666	$797,296	$12,128,124

Page 9 of 23

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2023

At March 31, 2023 and December 31, 2022, the Company had $1,132,474 and $1,117,041, respectively, of assets that were not yet placed in service and were not yet depreciated.

NOTE 7 – DEBT

Long term debt at March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Promissory note payable to First Security Bank of Missoula, bearing interest at 2.25%, payable in 59 monthly installments of $1,409 with a final payment of $152,726 maturing November 9, 2026; collateralized by a lien on Certificate of Deposit	$198,795	$201,908
Installment contract payable to Caterpillar Financial Services, bearing interest at 6.65%, payable in 24 monthly installments of $7,210 maturing April 28, 2024; collateralized by 2007 Caterpillar 740 articulated truck	90,188	110,097
Total debt	288,983	312,005
Less current portion of debt	(95,573)	(94,150)
Long term portion of debt	$193,410	$217,855

At March 31, 2023, principal payments on debt were due as follows:

Twelve months ending March 31,	Principal payment
2024	$95,573
2025	20,021
2026	13,144
2027	160,245
$288,983

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company follows U.S. GAAP guidance in determining its accruals and disclosures with respect to loss contingencies and evaluates such accruals and contingencies for each reporting period. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a loss could be incurred, and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At March 31, 2023 and December 31, 2022, the Company had no accrued liabilities relating to such assessments.

The Company pays various royalties on the sale of zeolite products. On a combined basis, royalties generally vary around 8% to 13%. At March 31, 2023 and December 31, 2022, the Company had accrued royalties payable of $15,884 and $435,075, respectively. During the three months ended March 31, 2023, the Company paid a royalty obligation related to the time period from 2016 to 2022 after finalizing its estimates.

Page 10 of 23

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2023

On August 8, 2022, the Company executed a preliminary Purchase Option Agreement (the “Agreement”) with SB Wadley SA de CV (“Wadley”) whereby the Company leases, with an option to acquire, mining claims located in Mexico known as the Wadley Property. Under the Agreement, the Company will pay Wadley eight monthly installments of $10,000 plus VAT for the right to mine and conduct geological and resource studies as due diligence and exploration on the Wadley Property. At the end of such eight-month period, should the Company choose to exercise its option to acquire following due diligence and assessment of geological and resource studies, the Company will pay Wadley $2,230,000 and seven annual payments of $1,160,000. The due diligence period under the Agreement has been extended to October 15, 2023. As of March 31, 2023 and December 31, 2022, the Company had capitalized $70,000 and $40,000, respectively, of payments to Wadley.

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

Management reviewed the 2019 assessment notice from SAT and, similar to the earlier assessment, believes the findings have no merit. An appeal was filed by the Company in November 2019 suspending SAT from taking immediate action regarding the assessment. The Company posted a guarantee of the amount in March 2020 as is required under the appeal process. In August 2020, the Company filed a lawsuit against SAT for resolution of the process and, in December 2020, filed closing arguments. During the year ended December 31, 2022, the Mexican court ruled against the Company in the above matter. The Company appealed the ruling, which is still pending.

As of March 31, 2023, the updated SAT assessment was approximately $30.2 million pesos, which was approximately $1,674,000 USD for $907,000 of unpaid income taxes and $767,000 of interest and penalties. Management assessed the possible outcomes for this tax audit and believes, based on discussions with its tax attorney in Mexico, that the most likely outcome will be that the Company will be successful in its appeal resulting in no tax due. Management determined that no amount should be accrued at March 31, 2023 or December 31, 2022 relating to this potential tax liability. There can be no assurance that the Company’s ultimate liability, if any, will not have a material adverse effect on the Company’s results of operations or financial position.

If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will record changes to tax attributes, recognize penalties in general and administrative expense, interest will be recorded as interest expense and record the tax expense associated with the assessment.

NOTE 9 – STOCKHOLDERS’ EQUITY

On January 25, 2023, the holders of 1,692,672 shares of Series D Preferred stock converted the preferred shares and the Company issued 1,692,672 shares of common stock.  The Company also paid the holders $787,730 for dividends payable as declared on November 28, 2022. 1,590,672 shares of the 1,692,672 shares of Series D Preferred stock that were converted and $740,261 of the $787,730 of dividends paid related to the estate of John Lawrence, who was a prior President and Chairman of the Company.

On January 26, 2023, in conjunction with its share repurchase plan, the Company returned to treasury and cancelled 418,696 of its common shares which were repurchased prior to December 31, 2022 for $202,980.

Page 11 of 23

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2023

Common stock warrants

No warrants were issued or exercised during the three months ended March 31, 2023 and 2022.

The following summarizes warrant activity:

	Number of warrants	Exercise prices
Balance outstanding at December 31, 2022 and March 31, 2023	12,346,215	$0.75

The composition of the Company’s warrants outstanding at March 31, 2023 was as follows:

Number of warrants	Exercise Price	Expiration Date	Remaining life in years
2,285,715	$0.46	7/31/2025	2.34
804,000	$0.46	1/27/2026	2.83
7,650,000	$0.85	8/3/2026	3.35
1,606,500	$0.85	2/1/2026	2.84
12,346,215

NOTE 10 – BUSINESS SEGEMENTS

The Company is organized and managed with four business segments, which represent our operating units: United States antimony operations, Mexican antimony operations, precious metals recovery and United States zeolite operations.

The Puerto Blanco mill and the Madero smelter at the Company’s Mexico operation bring antimony up to an intermediate or finished stage, which may be sold directly to customers in the United States or shipped to the United States operation for finishing at the Company’s plant near Thompson Falls, MT. The Puerto Blanco mill in Mexico is the site of our crushing and flotation plant, and a cyanide leach plant which recovers precious metals after the ore goes through the crushing and flotation cycles. A precious metals recovery plant is operated in conjunction with the antimony processing plant at Thompson Falls, MT, where a 99% precious metals mix is produced. The zeolite operation produces zeolite near Preston, Idaho. Almost all the sales of products from the United States antimony and zeolite operations are to customers in the United States. Sales to foreign countries are primarily to customers in Canada.

Total Assets:	March 31, 2023	December 31, 2022
Antimony
United States	$18,807,438	$21,636,386
Mexico	8,818,420	8,484,131
Subtotal antimony	27,625,858	30,120,517
Precious metals
United States	211,754	172,004
Mexico	603,473	625,292
Subtotal precious metals	815,227	797,296
Zeolite	4,420,674	3,782,637
TOTAL	$32,861,759	$34,700,450

Page 12 of 23

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2023

	For the three months ended
Capital expenditures:	March 31, 2023	March 31, 2022
Antimony
United States	$3,550	$28,350
Mexico	113,568	16,437
Subtotal antimony	117,118	44,787
Precious metals	-	8,380
Zeolite	497,652	135,374
TOTAL	$614,770	$188,541

Segment operations for the three months ended March 31, 2023	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$1,612,639	$-	$1,612,639	$116,112	$482,093	$2,210,844
Depreciation and amortization	8,280	137,114	145,394	27,673	51,174	224,241
Income (loss) from operations	$62,072	$(1,097,762)	$(1,035,690)	$88,439	$(64,605)	$(1,011,856)
Other income (expense)						204,872
Net income (loss)						$(806,984)

Segment operations for the three months ended March 31, 2022	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$2,828,930	$-	$2,828,930	$77,334	$674,042	$3,580,306
Depreciation and amortization	9,469	138,457	147,926	27,520	44,704	220,150
Income (loss) from operations	$1,391,512	$(684,037)	$707,475	$49,814	$22,291	$779,580
Other income (expense)						6,672
Net income (loss)						$786,252

Page 13 of 23

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

Any statement that expresses or involves discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or states that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation risks related to:

•	The Company’s properties being in the exploration stage;
•	The mineral operations being subject to government regulation;
•	The Company’s ability to obtain additional capital to develop the Company’s resources, if any;
•	Mineral exploration and development activities;
•	Mineral estimates;
•	The Company’s insurance coverage for operating risks;
•	The fluctuation of prices for precious and base metals, such as gold and silver;
•	The competitive industry of mineral exploration;
•	The title and rights in the Company’s mineral properties;
•	Environmental hazards;
•	The possible dilution of the Company’s common stock from additional financing activities;
•	Metallurgical and other processing problems;
•	Unexpected geological formations;
•	Global economic and political conditions;
•	Staffing in remote locations;
•	Changes in product costing;
•	Inflation on operational costs and profitability;
•

Competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities);

•	Global pandemics or civil unrest;
•	Mexican labor and cartel issues regarding safety and organized control over our properties;
•	The possible dilution of the Company’s common stock from additional financing activities;
•	Potential conflicts of interest with the Company’s management; and
•	The Company’s common stock.

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Description of Business” and “Management’s Discussion and Analysis and Plan of Operation” of this Quarterly Report. If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United States Antimony Corporation disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Page 14 of 23

As used in this Quarterly Report, the terms “we,” “us,” “our,” “United State Antimony Corporation,”, “US Antimony,” “USAC,” and the “Company”, mean United States Antimony Corporation, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s condensed consolidated financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2022. The following statements may be forward-looking in nature and actual results may differ materially.

DESCRIPTION OF BUSINESS

History

United States Antimony Corporation was incorporated in Montana in January 1970 to mine and produce antimony products. In December 1983, the Company suspended antimony ore mining operations in the U.S. but continued to produce antimony products using foreign sources of antimony ore. In April 1998, the Company formed United States Antimony Mexico SA de CV (“USAMSA”) to smelt antimony in Mexico, and, in August 2005, the Company formed Antimonio de Mexico, S. A. de C. V. (“ADM”) to explore and develop antimony and silver deposits in Mexico. The Company formed Bear River Zeolite Company (“BRZ”) in 2000 for the purpose of mining and producing zeolite in southeastern Idaho. Our principal business is the production and sale of antimony, silver, gold, and zeolite products. In May 2012, our shares of common stock started trading on the NYSE MKT (now NYSE AMERICAN) under the symbol UAMY.

Although we extract minerals from the Los Juarez, Mexico antimony property and the Bear River, Idaho zeolite property that we later process and sell, each of our mining properties is classified under Regulation S-K Item 1300 as an exploration stage property and the Company is classified as an exploration stage issuer because we have not prepared a technical report summary for any of our properties making a determination that the property contains proven mineral reserves or probable mineral reserves.

Antimony Division

The Burns Mining District of Sanders County, MT, which is approximately 15 miles west of Thompson Falls, MT, is the location of one of our antimony smelters and precious metals plants. We hold 2 patented claims, meaning owned claims, where the plant is located. Mining was suspended at this site in December 1983, because antimony ore could be purchased more economically from foreign sources; currently, environmental restrictions preclude mining at this site.

Since 1983, we have relied on foreign sources for antimony ore, and there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by us. We have sources of antimony in Mexico, but we also depend on foreign companies for antimony ore. We expect to continue to receive antimony from our owned and leased properties in Mexico and from foreign suppliers in Canada, Mexico, and Central America.

In Montana, we produce antimony oxide, antimony metal, and precious metals. Our antimony oxide is used in conjunction with a halogen to form a synergistic flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper. Our antimony oxide is also used as a color fastener in paint and as a phosphorescent agent in fluorescent light bulbs. Our antimony metal is used in bearings, storage batteries and ordnance.

We estimate (but have not independently confirmed) that our present share of the domestic market and international market for antimony oxide products is approximately 4% and less than 1%, respectively. We are the only significant U.S. producer of antimony products, while China supplies 92% of the world antimony demand. We believe we are competitive both domestically and worldwide due to the following factors:

•	We have a reputation for quality products delivered on a timely basis.

•	We have the only two operating, permitted antimony smelters in North and Central America.

•	We are the only U.S. producer of antimony products.

Page 15 of 23

•	We can ship on short notice to domestic customers.

•	We are vertically integrated, with antimony mines, mills, and a smelter in Mexico, along with our facilities in Montana and exclusive supply agreements for antimony ore with third-party suppliers.

•

Our smelter in Coahuila is the largest operating antimony smelter in Mexico or the United States, with a current maximum processing capacity of approximately 32,600 pounds of antimony ore per day, and permitting to expand capacity up to 70%.

Zeolite Division

We own 100% of BRZ. BRZ has a lease with Zeolite LLC (f/k/a Webster Farm, L.L.C.) that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment. The annual royalty payment is the greater of: (1) the minimum annual royalty of $60,000, adjusted annually for the Consumer Price Index for all Urban Consumers, or (2) $11.00 per ton for the first ten thousand tons, $9.90 per ton for tons in excess of ten thousand up to twenty thousand, and $8.80 per ton for tons in excess of twenty thousand. This Zeolite LLC lease also requires BRZ to pay $10,000 to the lessor on March 1 of each year during the term of the lease which ends March 1, 2025. BRZ also pays other royalties on the sale of zeolite products. In total, royalties vary from 8% to 13% of sales. In addition, BRZ can surface mine and process zeolite on property owned by the U.S. Bureau of Land Management that is adjacent to the Company’s Preston, Idaho property. Also, given the mining difficulties in the winter season, BRZ constructed warehouses to store mined zeolite prior to the winter season to remain in production during the winter season.

“Zeolite” refers to a group of industrial minerals that consist of hydrated aluminosilicates that hold cations such as calcium, sodium, ammonium, various heavy metals, and potassium in their crystal lattice. Water is loosely held in cavities in the lattice. BRZ zeolite is regarded as one of the best zeolites in the world due to its high cation exchange capacity (CEC) of approximately 180-220 meq/100 gr. (which predicts plant nutrient availability and retention in soil), its hardness and high clinoptilolite content (which is an effective barrier to prevent problematic radionuclide movement), its absence of clay minerals, and its low sodium content. Our zeolite is used in:

☐	Soil Amendment and Fertilizer. Zeolite has been successfully used to fertilize golf courses, sports fields, parks and common areas, and high value agricultural crops.

☐	Water Filtration. Zeolite is used for particulate, heavy metal and ammonium removal in swimming pools, municipal water systems, fisheries, fish farms, and aquariums.

☐	Sewage Treatment. Zeolite is used in sewage treatment plants to remove nitrogen and as a carrier for microorganisms.

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

☐

Gas Separation. Zeolite has been used for some time to separate gases, to re-oxygenate downstream water from sewage plants, smelters, pulp and paper plants, and fishponds and tanks, and to remove carbon dioxide, sulfur dioxide and hydrogen sulfide from methane generators as organic waste, sanitary landfills, municipal sewage systems, animal waste treatment facilities, and is excellent in pressure swing apparatuses.

☐	Animal Nutrition. According to third-party research, feeding up to 2% zeolite increases growth rates, decreases conversion rates, and prevents scours.

☐

Miscellaneous Uses. Other uses include catalysts, petroleum refining, concrete, solar energy and heat exchange, desiccants, pellet binding, horse and kitty litter, floor cleaner, traction control, ammonia removal from mining waste, and carriers for insecticides, pesticides and herbicides.

Page 16 of 23

SELECTED FINANCIAL DATA.

Results of Operations:

	For the three months ended
	March 31, 2023	March 31, 2022
Revenues	$2,210,844	$3,580,306
Cost of revenues	2,746,263	2,440,918
Gross profit (loss)	(535,419)	1,139,388
Total operating expenses	476,437	359,808
Income (loss) from operations	(1,011,856)	779,580
Other income (expense)	204,872	6,672
NET INCOME (LOSS)	$(806,984)	$786,252

Weighted average shares of common stock (basic)	107,260,472	106,240,361
Weighted average shares of common stock (diluted)	107,260,472	106,389,761

Income (loss) per share (basic and diluted)	$(0.01)	$0.01

Balance Sheet Information:

	March 31, 2023	December 31, 2022
Working capital	$18,005,623	$19,397,489
Total assets	32,861,759	34,700,450
Accumulated deficit	(33,877,316)	(33,070,332)
Stockholders’ equity	31,062,271	31,869,255

Operational and financial performance by Segment:

Antimony

Financial and operational performance of antimony for the three months ended March 31, 2023 and 2022 was as follows:

Antimony – combined USA and Mexico	2023	2022
Revenue	$1,612,639	$2,828,930
Gross profit (loss)	$(653,285)	$1,055,777
Pounds of antimony sold	343,044	433,350
Average sales price per pound	$4.70	$6.53
Average cost per pound	$6.61	$4.09
Average gross profit (loss) per pound	$(1.91)	$2.44

During the three months ended March 31, 2023, total antimony revenue decreased $1,216,291, or 43%, compared to the three months ended March 31, 2022.  The decrease was primarily due to the lower sales price per pound, which was largely in line with the market rates for antimony, coupled with a decrease in the pounds of antimony sold in 2023 compared to 2022. The volume decrease was primarily attributable to antimony ore supply shortages related to a third-party supplier due to the supplier’s machinery and equipment failures during the three months ended March 31, 2023. These third-party machinery and equipment failures were fixed during the first quarter of 2023.

Gross profit for the three months ended March 31, 2023 was lower by $1,709,062 compared to the three months ended March 31, 2022 primarily due to the lower sales price per pound, the decrease in pounds sold, processing of antimony ore with less antimony percentage concentrate, and supplier and labor cost increases in 2023 compared to 2022.

Page 17 of 23

Zeolite

Financial and operational performance of zeolite for the three months ended March 31, 2023 and 2022 was as follows:

Zeolite	2023	2022
Revenue	$482,093	$674,042
Gross profit	$29,427	$33,797
Tons of zeolite sold	2,063	3,026
Average sales price per ton	$233.69	$222.75
Average cost per pound ton	$219.42	$211.58
Average gross profit per ton	$14.26	$11.17

During the three months ended March 31, 2023, zeolite revenue decreased $191,949, or 28%, compared to the three months ended March 31, 2022.  The decrease was primarily due to production downtime during approximately two months of the three months ended March 31, 2023 due to a significant equipment failure, which was rectified prior to March 31, 2023, partially offset by an increase in the average sales price in 2023 compared to 2022. The cone of BRZ’s main cone crusher failed and production was curtailed until a new cone could be sourced, delivered, and installed. The new cone is equipped with performance monitoring features that are expected to enhance our preventive maintenance program, contribute to longer and more reliable run times, and enable a material increase in production. The failure of the original cone curtailed production for approximately two months in the first quarter of 2023 until completion of the new cone acquisition and installation. The curtailment of production resulted in lower revenue. The new cone has operated significantly more reliably since installation was completed and production rates have increased.

Precious Metals

Financial and operational performance of precious metals for the three months ended March 31, 2023 and 2022 was as follows:

Precious metals	2023	2022
Revenue	$116,112	$77,334
Ounces sold – gold	11.22	10.29
Ounces sold – silver	7,337	4,856

Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”)

We present EBTIDA, a non-GAAP financial measurement, to supplement other measures of our financial performance. We believe that EBITDA is a useful measure of our operating performance because it eliminates non-cash expenses that do not reflect our underlying business performance. We use this measure to facilitate a comparison of our operating performance on a consistent basis from period to period, to analyze the factors and trends affecting our business and to evaluate our performance.

We had EBITDA of ($579,056) for the three months ended March 31, 2023, compared to EBITDA of $1,009,384 for the three months ended March 31, 2022.

Page 18 of 23

EBIDTA by segment for the three months ended March 31, 2023 and 2022 was as follows.

Antimony – Combined USA and Mexico	March 31, 2023		March 31, 2022
Revenue	$1,612,639	100.0%	$2,828,930	100.0%
Cost of sales	(2,265,924)	(140.5)%	(1,773,153)	(62.7)%
Gross profit (loss)	(653,285)	(40.5)%	1,055,777	37.3%
Operating expenses	(382,405)	(23.7)%	(348,302)	(12.3)%
Non-operating income	204,966	12.7%	7,310	0.3%
Net income (loss)	(830,724)	(51.5)%	714,785	25.3%
Interest expense	1,386	0.1%	2,345	0.1%
Depreciation and amortization	145,394	9.0%	147,926	5.2%
EBITDA	$(683,944)	(42.4)%	$865,055	30.6%

Zeolite	March 31, 2023		March 31, 2022
Revenue	$482,093	100.0%	$674,042	100.0%
Cost of sales	(452,666)	(93.9)%	(640,245)	(95.0)%
Gross profit	29,427	6.1%	33,797	5.0%
Operating expenses	(94,032)	(19.5)%	(11,506)	(1.7)%
Non-operating expense	(94)	0.0%	(638)	(0.1)%
Net income (loss)	(64,699)	(13.4)%	21,653	3.2%
Interest expense	2,301	0.5%	638	0.1%
Depreciation and amortization	51,174	10.6%	44,704	6.6%
EBITDA	$(11,224)	(2.3)%	$66,995	9.9%

Precious Metals	March 31, 2023		March 31, 2022
Revenue	$116,112	100.0%	$77,334	100.0%
Cost of sales	(27,673)	(23.8)%	(27,520)	(35.6)%
Net income	88,439	76.2%	49,814	64.4%
Depreciation and amortization	27,673	23.8%	27,520	35.6%
EBITDA	$116,112	100.0%	$77,334	100.0%

Company-wide	March 31, 2023		March 31, 2022
Revenue	$2,210,844	100.0%	$3,580,306	100.0%
Cost of sales	(2,746,263)	(124.2)%	(2,440,918)	(68.2)%
Gross profit (loss)	(535,419)	(24.2)%	1,139,388	31.8%
Operating expenses	(476,437)	(21.6)%	(359,808)	(10.0)%
Non-operating income	204,872	9.3%	6,672	0.2%
Net income (loss)	(806,984)	(36.5)%	786,252	22.0%
Interest expense	3,687	0.2%	2,983	0.1%
Depreciation and amortization	224,241	10.1%	220,150	6.1%
EBITDA	$(579,056)	(26.2)%	$1,009,384	28.2%

Page 19 of 23

Capital Resources and Liquidity: Working Capital	March 31, 2023	December 31, 2022
Current assets	$19,214,863	$21,617,359
Current liabilities	(1,209,240)	(2,219,870)
Working capital	$18,005,623	$19,397,489

	For the three months ended
Cash Flows	March 31, 2023	March 31, 2022
Cash flow provided (used) by operating activities	$(2,273,792)	$163,903
Cash flow used by investing activities	(614,770)	(188,541)
Cash flow provided (used) by financing activities	(810,752)	(4,057)
Net change in cash during period	$(3,699,314)	$(28,695)

As of March 31, 2023, the Company had cash and cash equivalents of $15,361,064.

Cash flow used by operating activities was $2,273,792 for the three months ended March 31, 2023, compared to cash flow provided by operating activities of $163,903 for the three months ended March 31, 2022. The $2,437,695 decrease in cash flow from operating activities was attributable primarily to an increase in accounts receivable and inventories and payment of royalties and dividends, partially offset by an increase in accounts payable. The majority of the increase in accounts receivable was due to product shipments towards the end of the first quarter of 2023, which were billed by the end of the first quarter of 2023 and collected after the first quarter of 2023.

Cash flow used by investing activities increased by $426,229 to $614,770 for the three months ended March 31, 2023, compared to $188,541 for the three months ended March 31, 2022. This increase in the use of cash was primarily due to increased purchases of fixed assets at BRZ.

Cash flow used by financing activities increased by $806,695 to $810,752 for the three months ended March 31, 2023, compared to $4,057 for the three months ended March 31, 2022. This increase in the use of cash was primarily due to the payment of dividends of $787,730 on January 25, 2023 to the holders of 1,692,672 shares of Series D Preferred stock related to the conversion of these shares into common stock.

We are planning to use our funds to make improvements to our operations with the goal of increasing production and decreasing costs and for revenue growth. Also, we plan to continue to review the operations and financial results of each segment to make decisions that benefit the Company overall.

In the past, the Company has been successful in raising required capital from sale of common stock and, to a lesser extent, from debt issuance. As a result of planned operations and potential equity sales and potential debt borrowings, management believes cash flows from operations and existing cash and cash equivalents are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures related to segregation of accounting duties.

Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external accounting and legal professionals. As the Company grows, management expects to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2023 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Page 20 of 23

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2022 which was filed with the SEC on July 18, 2023.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES.

On January 25, 2023, the holders of 1,692,672 shares of Series D Preferred stock converted the preferred shares and the Company issued 1,692,672 shares of common stock. The Company also paid the holders $787,730 for dividends payable as declared on November 28, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

ITEM 5. OTHER INFORMATION.

None.

Page 21 of 23

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on January 15, 2021).
3.2	Second Restated Amended and Restated Bylaws (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012)
31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
95	Mine Safety Disclosure
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Page 22 of 23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION

Date: October 5, 2023	By:	/s/ John C. Gustavsen
John C. Gustavsen
(Principal Executive Officer and Chief Executive Officer)

Date: October 5, 2023	By:	/s/ Richard R. Isaak
Richard R. Isaak
(Principal Accounting Officer and Chief Financial Officer)

Page 23 of 23