Form 10-Q
period 2023-06-30
UNITED STATES ANTIMONY CORP
filed 2023-10-17
CIK 101538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of October 16, 2023, there were 107,647,317 shares outstanding of the registrant’s $0.01 par value common stock.

Page 2 of 25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,686,927	$19,060,378
Certificates of deposit	259,856	259,857
Accounts receivable, net	1,307,974	784,457
Inventories	2,350,305	1,375,068
Prepaid expenses and other current assets	377,824	137,599
Total current assets	17,982,886	21,617,359
Properties, plants and equipment, net	13,010,639	12,128,124
Restricted cash for reclamation bonds	57,288	57,288
IVA receivable and other assets	1,218,500	897,679
Total assets	$32,269,313	$34,700,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$407,130	$628,803
Accrued liabilities	224,510	212,654
Accrued liabilities – directors	218,375	61,458
Royalties payable	45,359	435,075
Dividends payable	-	787,730
Long-term debt, current portion	82,573	94,150
Total current liabilities	977,947	2,219,870
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	183,063	217,855
Stock payable to directors for services	43,750	61,459
Asset retirement obligations and accrued reclamation costs	338,747	332,011
Total liabilities	1,543,507	2,831,195
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
Series A: 0 shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding (liquidation preference $963,750 and $960,000, respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding (liquidation preference $97,847 both periods)	1,779	1,779
Series D: 0 and 1,692,672 shares issued and outstanding (liquidation preference $0 and $5,019,410, respectively)	-	16,926
Common stock, $0.01 par value; 150,000,000 shares authorized; 107,647,317 shares issued and outstanding at June 30, 2023 and 106,373,341shares issued and outstanding at December 31, 2022	1,076,472	1,063,732
Additional paid-in capital	63,853,836	64,052,630
Shares to be returned to treasury	-	(202,980)
Accumulated deficit	(34,213,781)	(33,070,332)
Total stockholders’ equity	30,725,806	31,869,255
Total liabilities and stockholders’ equity	$32,269,313	$34,700,450

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 3 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023	2022
REVENUE		$2,503,573		$3,587,925	$4,714,417	$7,168,231
COST OF REVENUE		2,207,677		2,865,515	4,953,940	5,306,433
GROSS PROFIT (LOSS)		295,896		722,410	(239,523)	1,861,798
OPERATING EXPENSES
General and administrative		364,365		220,591	519,959	381,272
Salaries and benefits		145,412		72,912	273,104	146,047
Other operating expenses		43,003		14,045	151,348	17,960
Professional fees		253,205		47,927	338,011	170,004
TOTAL OPERATING EXPENSES		805,985		355,475	1,282,422	715,283
INCOME (LOSS) FROM OPERATIONS		(510,089)		366,935	(1,521,945)	1,146,515
OTHER INCOME (EXPENSE)
Interest and investment income		167,781		30,052	290,153	39,706
Change in fair value of investments		-		(93,458)	-	(93,458)
Trademark and licensing income		11,381		60,775	18,906	60,775
Other miscellaneous income (expense)		(5,538)		(3,081)	69,437	(6,063)
TOTAL OTHER INCOME (EXPENSE)		173,624		(5,712)	378,496	960
NET INCOME (LOSS)		(336,465)		361,223	(1,143,449)	1,147,475
Preferred dividends		(1,875)		(11,819)	(3,750)	(23,639)
Net income (loss) available to common stockholders		$(338,340)		$349,404	$(1,147,199)	$1,123,836
Net income (loss) per share of common stock
Basic and diluted	$	Nil	$	Nil	$(0.01)	$0.01
Weighted average shares outstanding:
Basic		107,647,317		106,240,361	107,504,628	106,240,361
Diluted		107,647,317		106,240,361	107,504,628	106,240,361

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 4 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the three and six months ended June 30, 2023 and 2022

						Shares to		Total
	Preferred Stock		Common Stock		Additional	be returned	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid in Capital	to treasury	Deficit	Equity
BALANCE, December 31, 2021	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	-	$(32,711,263)	$32,368,803
Net income (loss)	-	-	-	-	-	-	786,252	786,252
BALANCE, March 31, 2022	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	-	$(31,925,011)	$33,155,055
Net income (loss)	-	-	-	-	-	-	361,223	361,223
BALANCE, June 30, 2022	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	-	$(31,563,788)	$33,516,278

BALANCE, December 31, 2022	2,620,576	$26,205	106,373,341	$1,063,732	$64,052,630	($202,980)	$(33,070,332)	$31,869,255
Common stock buyback and retirement	-	-	(418,696)	(4,187)	(198,793)	202,980	-	-
Conversion of Preferred Series D to Common Stock	(1,692,672)	(16,926)	1,692,672	16,927	(1)	-	-	-
Net income (loss)	-	-	-	-	-	-	(806,984)	(806,984)
BALANCE, March 31, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	-	$(33,877,316)	$31,062,271
Net income (loss)	-	-	-	-	-	-	(336,465)	(336,465)
BALANCE, June 30, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	-	$(34,213,781)	$30,725,806

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 5 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,143,449)	$1,147,475
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	465,341	451,207
Accretion of asset retirement obligation	6,736	11,412
Common stock payable for directors fees	-	75,000
Write down of inventory to net realizable value	456,238	136,836
Change in fair value of investments	-	93,458
Changes in operating assets and liabilities:
Accounts receivable, net	(523,517)	(713,346)
Inventories	(1,431,475)	328,380
Prepaid expenses and other current assets	(240,225)	(60,916)
IVA receivable and other assets	(320,820)	(86,442)
Accounts payable	(221,673)	(706,155)
Accrued liabilities	11,856	64,045
Accrued liabilities – directors	139,208	4,084
Royalties payable	(389,716)	-
Net cash provided (used) by operating activities	(3,191,496)	745,038
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	-	(13,789,772)
Proceeds from sales of investments	-	396,921
Purchase of properties, plants and equipment	(1,347,856)	(382,999)
Net cash used by investing activities	(1,347,856)	(13,775,850)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(46,369)	(19,767)
Dividends paid	(787,730)	-
Net cash used by financing activities	(834,099)	(19,767)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(5,373,451)	(13,050,579)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	19,117,666	21,420,329
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$13,744,215	$8,369,750

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock retirement	$202,980	$-
Conversion of Preferred Series D to Common Stock	$16,927	$-
Equipment purchased with note payable	$-	$161,600

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Page 6 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

NOTE 1 - NATURE OF OPERATIONS

United States Antimony Corporation and its subsidiaries in the U.S. and Mexico (“USAC”, the “Company”, or “Our”) sell processed antimony, zeolite, and precious metals products in the U.S. and abroad. The Company processes antimony ore in the U.S. and Mexico primarily into antimony oxide and antimony metal at its facilities in Montana and Mexico. Our antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Our antimony metal is used in bearings, storage batteries, and ordnance. In its operations in Idaho, the Company mines and processes zeolite, a group of industrial minerals used in soil amendment and fertilizer, water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, and other miscellaneous applications.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2023, and its results of operations and cash flows for the three and six months ended June 30, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three and six-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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

June 30, 2023

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through convertible preferred stock, stock options, and warrants.

At June 30, 2023 and 2022, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive were as follows:

	June 30, 2023	June 30, 2022
Warrants	12,346,215	12,489,922
Convertible preferred stock	-	1,692,672
TOTAL POSSIBLE DILUTIVE SHARES	12,346,215	14,182,594

NOTE 4 – REVENUE RECOGNITION

Products consist of the following:

•	Antimony: includes antimony oxide, sodium antimonate, antimony trisulfide, and antimony metal
•	Zeolite: includes coarse and fine zeolite crushed in various sizes
•	Precious metals: includes unrefined and refined gold and silver

Sales of products for the three months ended June 30, 2023 and 2022 were as follows:

	For the three months ended
	June 30, 2023	June 30, 2022
Antimony	$1,590,161	$2,472,081
Zeolite	787,091	1,020,391
Precious metals	126,321	95,453
TOTAL REVENUE	$2,503,573	$3,587,925

Sales of products for the six months ended June 30, 2023 and 2022 were as follows:

	For the six months ended
	June 30, 2023	June 30, 2022
Antimony	$3,202,800	$5,301,011
Zeolite	1,269,184	1,694,433
Precious metals	242,433	172,787
TOTAL REVENUE	$4,714,417	$7,168,231

The Company’s trade accounts receivable balance related to contracts with customers was $1,307,974 at June 30, 2023 and $784,457 at December 31, 2022. The Company’s allowance for doubtful accounts related to trade accounts receivables was $75,000 at June 30, 2023 and $31,440 at December 31, 2022. The Company’s products do not involve any warranty agreements and product returns are not typical.

Page 8 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

NOTE 5 – INVENTORIES

Inventories at June 30, 2023 and December 31, 2022 consisted primarily of finished antimony products, antimony metal, antimony oxide, and antimony ore, and finished zeolite products. Inventories are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products, metal and oxide, and finished zeolite products costs include raw materials, direct labor, processing facility overhead costs and freight. Inventories at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Antimony Metal	$464,756	$142,230
Antimony Oxide	323,466	509,643
Antimony Ore and Concentrates	1,102,832	545,373
Total antimony	1,891,054	1,197,246
Zeolite	459,251	177,822
TOTAL INVENTORIES	$2,350,305	$1,375,068

At June 30, 2023 and December 31, 2022, inventories were valued at cost, except for the portion of inventory related to Mexican operations, which was valued at net realizable value because the production costs of the Mexican inventory were greater than the amount the Company expected to receive on the sale of antimony contained in inventory. The adjustment to inventory for net realizable value was $456,238 and $136,836 for the six months ended June 30, 2023 and 2022, respectively.

Antimony oxide and metal inventory consisted of finished product held at the Company’s plants in Montana and Mexico. Antimony ore and concentrates were held primarily at sites in Mexico. The Company’s zeolite inventory consisted of saleable zeolite material at the Company’s plant in Idaho.

NOTE 6 – PROPERTIES, PLANTS AND EQUIPMENT

The major components of the Company’s properties, plants and equipment by segment at June 30, 2023 and December 31, 2022 were as follows:

	Antimony Segment		Zeolite Segment	Precious Metals
June 30, 2023	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$1,822,775	$9,459,098	$5,436,097	$1,347,912	$18,065,882
Buildings	243,248	875,024	1,911,362	-	3,029,634
Land and other	2,431,387	2,856,037	16,753	-	5,304,177
Total	4,497,410	13,190,159	7,364,212	1,347,912	26,399,693
Accumulated depreciation	(2,786,445)	(6,487,717)	(3,508,930)	(605,962)	(13,389,054)
Properties, Plants, and Equipment, Net	$1,710,965	$6,702,442	$3,855,282	$741,950	$13,010,639

	Antimony Segment		Zeolite Segment	Precious Metals
December 31, 2022	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$1,760,926	$9,090,860	$4,996,216	$1,347,912	$17,195,914
Buildings	243,248	870,534	1,047,023	-	2,160,805
Land and other	2,431,387	2,796,037	16,753	-	5,244,177
Construction in progress	-	280,406	170,535	-	450,941
Total	4,435,561	13,037,837	6,230,527	1,347,912	25,051,837
Accumulated depreciation	(2,767,803)	(6,212,433)	(3,392,861)	(550,616)	(12,923,713)
Properties, Plants, and Equipment, Net	$1,667,758	$6,825,404	$2,837,666	$797,296	$12,128,124

Page 9 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

At June 30, 2023 and December 31, 2022, the Company had $280,406 and $1,117,041, respectively, of assets that were not yet placed in service and were not yet depreciated.

NOTE 7 – DEBT

Long term debt at June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Promissory note payable to First Security Bank of Missoula, bearing interest at 2.25%, payable in 59 monthly installments of $1,409 with a final payment of $152,726 maturing November 9, 2026; collateralized by a lien on Certificate of Deposit	$195,689	$201,908
Installment contract payable to Caterpillar Financial Services, bearing interest at 6.65%, payable in 24 monthly installments of $7,210 maturing April 28, 2024; collateralized by 2007 Caterpillar 740 articulated truck	69,947	110,097
Total debt	265,636	312,005
Less current portion of debt	(82,573)	(94,150)
Long term portion of debt	$183,063	$217,855

At June 30, 2023, principal payments on debt were due as follows:

Twelve months ending June 30,	Principal payment
2024	82,573
2025	12,924
2026	13,219
2027	156,920
$265,636

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

From time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At June 30, 2023 and December 31, 2022, the Company had no accrued liabilities relating to such assessments.

The Company pays various royalties on the sale of zeolite products. On a combined basis, royalties generally vary around 8% to 13%. At June 30, 2023 and December 31, 2022, the Company had accrued royalties payable of $45,359 and $435,075, respectively. The decrease in royalties payable in 2023 was primarily due to the Company finalizing its estimates and paying a royalty obligation in 2023 that had been accumulating since 2016.

Page 10 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

On August 8, 2022, the Company executed a preliminary Purchase Option Agreement (the “Agreement”) with SB Wadley SA de CV (“Wadley”) whereby the Company leases, with an option to acquire, mining claims located in Mexico known as the Wadley Property. Under the Agreement, the Company agreed to pay Wadley eight monthly installments of $10,000 plus VAT for the right to mine and conduct geological and resource studies as due diligence and exploration on the Wadley Property. At the end of such eight-month period, should the Company choose to exercise its option to acquire following due diligence and assessment of geological and resource studies, the Company agreed to pay Wadley $2,230,000 and seven annual payments of $1,160,000. The due diligence period under the Agreement was extended to October 15, 2023. On October 12, 2023, the Company officially notified Wadley that it did not intend to acquire the Wadley Property and terminated this Agreement. During the fourth quarter of 2023, the Company expects to incur a loss on disposal of assets of approximately $140,000 related to the termination of this Agreement.

Mexican Tax Assessment

In 2015, the Mexican tax authority (“SAT”) initiated an audit of the USAMSA’s 2013 income tax return. In October 2016, as a result of its audit, SAT assessed the Company $13.8 million pesos, which was approximately $666,400 in U.S. Dollars (“USD”) as of December 31, 2016. SAT’s assessment was based on the disallowance of specific costs that the Company deducted on the 2013 USAMSA income tax return. The assessment was settled in 2018 with no assessment due from the Company.

In early 2019, the Company was notified that SAT re-opened its assessment of USAMSA’s 2013 income tax return and, in November 2019, SAT assessed the Company $16.3 million pesos, which was approximately $795,000 USD as of December 31, 2021.

Management reviewed the 2019 assessment notice from SAT and, similar to the earlier assessment, believes the findings have no merit. An appeal was filed by the Company in November 2019 suspending SAT from taking immediate action regarding the assessment. The Company posted a guarantee of the amount in March 2020 as is required under the appeal process. In August 2020, the Company filed a lawsuit against SAT for resolution of the process and, in December 2020, filed closing arguments. In 2022, the Mexican court ruled against the Company in the above matter. The Company subsequently appealed the ruling, which is still pending.

As of June 30, 2023, the updated SAT assessment was approximately $21.6 million pesos, which was approximately $1,265,000 USD for $350,000 of unpaid income taxes and $915,000 of interest and penalties. Management along with its legal counsel assessed the possible outcomes for this tax audit and believes, based on discussions with its tax attorneys located in Mexico, that the more likely than not outcome will be that the Company will be successful in its appeal resulting in no tax due. Management determined that no amount should be accrued at June 30, 2023 or December 31, 2022 relating to this potential tax liability. There can be no assurance that the Company’s ultimate liability, if any, will not have a material adverse effect on the Company’s results of operations or financial position.

If an issue addressed during the SAT audit is resolved in a manner inconsistent with management expectations, the Company will record changes to tax liabilities, recognize penalties in general and administrative expense, interest will be recorded as interest expense and record the tax expense associated with the assessment.

NOTE 9 – STOCKHOLDERS’ EQUITY

On January 25, 2023, the holders of 1,692,672 shares of Series D Preferred stock converted their respective preferred shares and the Company issued 1,692,672 shares of common stock.  The Company also paid the holders $787,730 for dividends payable as declared on November 28, 2022. 1,590,672 shares of the 1,692,672 shares of Series D Preferred stock that were converted and $740,261 of the $787,730 of dividends paid related to the estate of John Lawrence, who was a prior President and Chairman of the Company.

On January 26, 2023, in conjunction with its share repurchase plan, the Company returned to treasury and cancelled 418,696 of its common shares which were repurchased prior to December 31, 2022 for $202,980.

Page 11 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

Common stock warrants

No warrants were issued or exercised during the six months ended June 30, 2023 and 2022.

The following summarizes warrant activity:

	Number of warrants	Exercise prices
Balance outstanding at June 30, 2023 and December 31, 2022	12,346,215	$0.75

The composition of the Company’s warrants outstanding at June 30, 2023 was as follows:

Number of warrants	Exercise Price	Expiration Date	Remaining life in years
2,285,715	0.46	7/31/2025	2.09
804,000	0.46	1/27/2026	2.58
7,650,000	0.85	8/3/2026	3.10
1,606,500	0.85	2/1/2026	2.59
12,346,215

NOTE 10 – BUSINESS SEGMENTS

The Company is organized and managed with four business segments, which represent our operating units: United States antimony operations, Mexican antimony operations, precious metals recovery and United States zeolite operations.

The Puerto Blanco mill and the Madero smelter at the Company’s Mexico operation bring antimony up to an intermediate or finished stage, which may be sold directly to customers in the United States or shipped to the United States operation for finishing at the Company’s plant near Thompson Falls, Montana. The Puerto Blanco mill in Mexico is the site of our crushing and flotation plant, and a cyanide leach plant which recovers precious metals after the ore goes through the crushing and flotation cycles. A precious metals recovery plant is operated in conjunction with the antimony processing plant at Thompson Falls, Montana, where a 99% precious metals mix is produced. The zeolite operation produces zeolite near Preston, Idaho. Almost all the sales of products from the United States antimony and zeolite operations are to customers in the United States. Sales to foreign customers are primarily to customers in Canada.

Total Assets:	June 30, 2023	December 31, 2022
Antimony
United States	$17,129,056	$21,636,386
Mexico	9,402,830	8,484,131
Subtotal antimony	26,531,886	30,120,517
Precious metals
United States	201,338	172,004
Mexico	581,654	625,292
Subtotal precious metals	782,992	797,296
Zeolite	4,954,435	3,782,637
TOTAL ASSETS	$32,269,313	$34,700,450

Page 12 of 25

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2023

	For the three months ended June 30,		For the six months ended June 30,
Capital expenditures	2023	2022	2023	2022
Antimony
United States	$58,299	$51,927	$61,849	$80,277
Mexico	38,754	10,724	152,322	11,565
Subtotal antimony	97,053	62,651	214,171	91,842
Precious metals	-	9,138	-	17,518
Zeolite	636,033	299,865	1,133,685	435,239
Total capital expenditures	$733,086	$371,654	$1,347,856	$544,599

Segment operations for the three months ended June 30, 2023	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$1,351,705	$238,456	$1,590,161	$126,321	$787,091	$2,503,573
Depreciation and amortization	$10,362	$138,170	$148,532	$27,673	$64,895	$241,100
Income (loss) from operations	$(317,513)	$(315,076)	$(632,589)	$98,648	$23,852	$(510,089)
Other income						$173,624
NET LOSS						$(336,465)

Segment operations for the three months ended June 30, 2022	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$1,644,259	$827,822	$2,472,081	$95,453	$1,020,391	$3,587,925
Depreciation and amortization	$11,101	$143,736	$154,837	$27,674	$48,546	$231,057
Income from operations	$120,636	$24,396	$145,032	$67,779	$154,124	$366,935
Other expense						$(5,712)
NET INCOME						$361,223

Segment operations for the six months ended June 30, 2023	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$2,964,344	$238,456	$3,202,800	$242,433	$1,269,184	$4,714,417
Depreciation and amortization	$18,642	$275,284	$293,926	$55,346	$116,069	$465,341
Income (loss) from operations	$(255,441)	$(1,412,838)	$(1,668,279)	$187,087	$(40,753)	$(1,521,945)
Other income						$378,496
NET LOSS						$(1,143,449)

Segment operations for the six months ended June 30, 2022	Antimony - USA	Antimony -Mexico	Total antimony	Precious Metals	Zeolite	Total
Total revenues	$4,473,189	$827,822	$5,301,011	$172,787	$1,694,433	$7,168,231
Depreciation and amortization	$20,570	$282,193	$302,763	$55,194	$93,250	$451,207
Income (loss) from operations	$1,512,148	$(659,641)	$852,507	$117,593	$176,415	$1,146,515
Other income						$960
NET INCOME						$1,147,475

Page 13 of 25

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

•	Global pandemics or civil unrest;
•	Mexican labor and cartel issues regarding safety and organized control over our properties;
•	Mexican and other taxing authorities positions and outcomes;
•	The possible dilution of the Company’s common stock from additional financing activities;
•	Potential conflicts of interest with the Company’s management; and
•	The Company’s common stock.

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

Page 14 of 25

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

Although we extract minerals from the Los Juarez, Mexico antimony property and the Bear River, Idaho zeolite property that we later process and sell, each of our properties is classified under Regulation S-K Item 1300 as an exploration stage property and the Company is classified as an exploration stage issuer because we have not prepared a technical report summary for any of our properties making a determination that the property contains proven mineral reserves or probable mineral reserves.

Antimony Division

The Burns Mining District of Sanders County, MT, which is approximately 15 miles west of Thompson Falls, MT, is the location of one of our antimony smelters and precious metals plants. We hold 2 patented claims, where the plant is located. Mining was suspended at this site in December 1983, because antimony ore could be purchased more economically from foreign sources; currently, environmental restrictions preclude mining at this site.

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

In Montana, we primarily produce antimony oxide, antimony metal, and precious metals. Our antimony oxide is used in conjunction with a halogen to form a synergistic flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper. Our antimony oxide is also used as a color fastener in paint and as a phosphorescent agent in fluorescent light bulbs. Our antimony metal is used in bearings, storage batteries and ordnance.

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

•

Our smelter in Coahuila is the largest operating antimony smelter in Mexico or the United States with a current maximum processing capacity of approximately 32,600 pounds of antimony ore per day and permitting to expand capacity an additional 70%.

Page 15 of 25

Zeolite Division

We own 100% of BRZ. BRZ has a lease with Zeolite LLC (f/k/a Webster Farm, L.L.C.) that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment. The annual royalty payment is the greater of: (1) the minimum annual royalty of $60,000, adjusted annually for the Consumer Price Index for all Urban Consumers, or (2) $11.00 per ton for the first ten thousand tons, $9.90 per ton for tons in excess of ten thousand up to twenty thousand, and $8.80 per ton for tons in excess of twenty thousand. This Zeolite LLC lease also requires BRZ to pay $10,000 to the lessor on March 1 of each year during the term of the lease which ends March 1, 2025. BRZ also pays other royalties on the sale of zeolite products. In total, royalties vary from 8% to 13% of sales. In addition, BRZ can surface mine and process zeolite on property owned by the U.S. Bureau of Land Management that is adjacent to the Company’s Preston, Idaho property after obtaining certain permits. Also, given the mining difficulties in the winter season, BRZ constructed warehouses to store mined zeolite prior to the winter season to remain in production during the winter season.

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

☐	Animal Nutrition. According to certain third-party research, feeding up to 2% zeolite increases growth rates, decreases conversion rates, and prevents scours.

☐

Miscellaneous Uses. Other uses include catalysts, petroleum refining, concrete, solar energy and heat exchange, desiccants, pellet binding, horse and kitty litter, floor cleaner, traction control, ammonia removal from mining waste, and carriers for insecticides, pesticides and herbicides.

Page 16 of 25

SELECTED FINANCIAL DATA.

Results of Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues	$2,503,573	$3,587,925	$4,714,417	$7,168,231
Costs of revenues	2,207,677	2,865,515	4,953,940	5,306,433
Gross profit (loss)	295,896	722,410	(239,523)	1,861,798
Total operating expenses	805,985	355,475	1,282,422	715,283
Income (loss) from operations	(510,089)	366,935	(1,521,945)	1,146,515
Other income (expense)	173,624	(5,712)	378,496	960
Net income (loss)	$(336,465)	$361,223	$(1,143,449)	$1,147,475

Weighted average shares of common stock (basic)	107,647,317	106,240,361	107,504,628	106,240,361
Weighted average shares of common stock (diluted)	107,647,317	106,240,361	107,504,628	106,240,361

Balance Sheet Information:

	June 30, 2023	December 31, 2022
Working capital	$17,004,939	$19,397,489
Total assets	32,269,313	34,700,450
Accumulated deficit	(34,213,781)	(33,070,332)
Stockholders’ equity	30,725,806	31,869,255

Operational and financial performance by Segment:

Antimony

Financial and operational performance of antimony for the three months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,			Percent Increase/
Antimony - Combined USA and Mexico	2023	2022	$ Change	(Decrease)
Revenue	$1,590,161	$2,472,081	$(881,920)	(35.7)%
Gross profit	71,769	490,559	(418,790)	(85.4)%
Pounds of antimony sold	322,964	363,128	(40,164)	(11.1)%
Average sales price per pound	4.92	6.81	(1.88)	(27.7)%
Average cost per pound	4.70	5.46	(0.76)	(13.8)%
Average gross profit per pound	0.22	1.35	(1.13)	(83.6)%

Financial and operational performance of antimony for the six months ended June 30, 2023 and 2022 was as follows:

	Six months ended June 30,			Percent Increase/
Antimony - Combined USA and Mexico	2023	2022	$ Change	(Decrease)
Revenue	$3,202,800	$5,301,011	$(2,098,211)	(39.6)%
Gross profit (loss)	(581,516)	1,546,336	(2,127,852)	(137.6)%
Pounds of antimony sold	666,008	796,478	(130,470)	(16.4)%
Average sales price per pound	4.81	6.66	(1.85)	(27.7)%
Average cost per pound	5.68	4.71	0.97	20.5%
Average gross profit per pound	(0.87)	1.94	(2.81)	(145.0)%

Page 17 of 25

During the three months ended June 30, 2023, antimony revenue decreased $881,920, or 36%, compared to the three months ended June 30, 2022. The decrease was primarily due to the lower sales price per pound, which was largely in line with the market rates for antimony, and the decrease in pounds sold, which was primarily due to less demand coupled with increased competition for sales at the lower price per pound, in 2023 compared to 2022.

During the six months ended June 30, 2023, antimony revenue decreased $2,098,211, or 40%, compared to the six months ended June 30, 2022. The decrease was primarily due to the lower sales price per pound, which was largely in line with the market rates for antimony, and the decrease in pounds sold, which was primarily due to antimony ore supply shortages during the first quarter of 2023 related to a third-party supplier with machinery and equipment failures as well as less demand coupled with increased competition for sales at the lower price per pound, in 2023 compared to 2022.

Gross profit for the six months ended June 30, 2023 was lower by $2,127,852 compared to the six months ended June 30, 2022 primarily due to the lower sales price per pound, the decrease in pounds sold, processing of antimony ore with less antimony percentage concentrate, and vendor and labor cost increases in 2023 compared to 2022.

Zeolite

Financial and operational performance of zeolite for the three months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,			Pct Increase
Zeolite	2023	2022	$ Change	(Decrease)
Revenue	$787,091	$1,020,391	$(233,300)	(22.9)%
Gross profit	125,479	164,072	(38,593)	(23.5)%
Tons of zeolite sold	3,690	4,046	(356)	(8.8)%
Average sales price per ton	213.28	252.20	(38.92)	(15.4)%
Average cost per ton	179.28	211.65	(32.37)	(15.3)%
Average gross profit per ton	34.00	40.55	(6.55)	(16.2)%

Financial and operational performance of zeolite for the six months ended June 30, 2023 and 2022 was as follows:

	Six months ended June 30,			Pct. Increase
Zeolite	2023	2022	$ Change	(Decrease)
Revenue	$1,269,184	$1,694,433	$(425,249)	(25.1)%
Gross profit	154,906	197,869	(42,963)	(21.7)%
Tons of zeolite sold	5,753	7,072	(1,319)	(18.6)%
Average sales price per ton	220.60	239.60	(19.00)	(7.9)%
Average cost per ton	193.67	211.62	(17.94)	(8.5)%
Average gross profit per ton	26.92	27.98	(1.05)	(3.8)%

During the three months ended June 30, 2023, zeolite revenue decreased $233,300, or 23%, compared to the three months ended June 30, 2022. The decrease was primarily due to both the decrease in tons sold and a lower sales price per ton, which was largely due to a change in the mix of product sales, in 2023 compared to 2022.

During the six months ended June 30, 2023, zeolite revenue decreased $425,249, or 25%, compared to the six months ended June 30, 2022. The decrease was primarily due to a lower sales price per ton, which was largely due to a change in the mix of product sales in 2023 compared to 2022, as well as less tons of zeolite sold due to a significant equipment failure in the first quarter of 2023. The cone of BRZ’s main cone crusher failed and production was curtailed until a new cone could be sourced, delivered, and installed. The new cone is equipped with performance monitoring features that are expected to enhance our preventive maintenance program, contribute to longer and more reliable run times, and enable a material increase in production. The failure of the original cone curtailed production for approximately two months in the first quarter of 2023 until completion of the new cone acquisition and installation. The curtailment of production resulted in lower revenue for the six months ended June 30, 2023. The new cone has operated significantly more reliably since installation was completed and production rates have increased.

Page 18 of 25

Precious Metals

Financial and operational performance of precious metals for the three months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,
Precious metals	2023	2022	$ Change	Pct Change
Revenue	$126,321	$95,453	$30,868	32.3%
Gross profit	98,648	67,779	30,869	45.5%
Ounces sold - gold	12.48	11.06	1.42	12.8%
Ounces sold - silver	7,737	3,319	4,418	133.1%

Financial and operational performance of precious metals for the six months ended June 30, 2023 and 2022 was as follows:

	Six months ended June 30,
Precious metals	2023	2022	$ Change	Pct Change
Revenue	$242,433	$172,787	$69,646	40.3%
Gross profit	187,087	117,593	69,494	59.1%
Ounces sold-gold	24.30	21.35	2.95	13.8%
Ounces sold-silver	15,074	8,175	6,899	84.4%

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

We had EBITDA of ($671,658) for the six months ended June 30, 2023, compared to EBITDA of $1,604,745 for the six months ended June 30, 2022.

EBIDTA by segment for the three months ended June 30, 2023 and 2022 was as follows:

Antimony - Combined USA and Mexico	Three months ended June 30, 2023		Three months ended June 30, 2022
Revenue	$1,590,161	100.0%	$2,472,081	100.0%
Cost of sales	(1,518,392)	(95.5)%	(1,981,522)	(80.2)%
Gross profit (loss)	71,769	4.5%	490,559	19.8%
Operating expenses	(704,358)	(44.3)%	(345,527)	(14.0)%
Income (loss) from operations	(632,589)	(39.8)%	145,032	5.9%
Non-operating income (expense)	177,152	11.1%	(3,975)	(2.6)%
Net income (loss)	(455,437)	(28.6)%	141,057	5.7%
Interest expense	1,331	0.1%	1,343	0.1%
Depreciation and amortization	148,532	9.3%	154,837	6.3%
EBITDA	$(305,574)	(19.2)%	$297,237	12.0%

Page 19 of 25

Zeolite	Three months ended June 30, 2023		Three months ended June 30, 2022
Revenue	$787,091	100.0%	$1,020,391	100.0%
Cost of sales	(661,612)	(84.1)%	(856,319)	(83.9)%
Gross profit	125,479	15.9%	164,072	16.1%
Operating expenses	(101,627)	(12.9)%	(9,948)	(1.0)%
Income from operations	23,852	3.0%	154,124	15.1%
Non-operating expenses	(3,528)	(0.4)%	(1,737)	(0.2)%
Net income	20,324	2.6%	152,387	14.9%
Interest expense	1,432	0.2%	1,738	0.2%
Depreciation and amortization	64,895	8.2%	48,546	4.8%
EBITDA	$86,651	11.0%	$202,671	19.9%

Precious Metals	Three months ended June 30, 2023		Three months ended June 30, 2022
Revenue	$126,321	100.0%	95,453	$100.0%
Cost of sales	(27,673)	(21.9)%	(27,674)	(29.0)%
Gross profit	98,648	78.1%	67,779	71.0%
Operating expenses	-	-%	-	-%
Income from operations	98,648	78.1%	67,779	71.0%
Non-operating income	-	-%	-	-%
Net income	98,648	78.1%	67,779	71.0%
Interest expense	-	-%	-	-%
Depreciation and amortization	27,673	21.9%	27,674	29.0%
EBITDA	$126,321	100.0%	$95,453	100.0%

Company-wide	Three months ended June 30, 2023		Three months ended June 30, 2022
Revenue	$2,503,573	100.0%	$3,587,925	100.0%
Cost of sales	(2,207,677)	(88.2)%	(2,865,515)	(79.9)%
Gross profit	295,896	11.8%	722,410	20.1%
Operating expenses	(805,985)	(32.2)%	(355,475)	(9.7)%
Income (loss) from operations	(510,089)	(20.4)%	366,935	10.2%
Non-operating income (expense)	173,624	6.9%	(5,712)	(0.2)%
Net income (loss)	(336,465)	(13.4)%	361,223	10.1%
Interest expense	2,763	0.1%	3,081	0.1%
Depreciation and amortization	241,100	9.6%	231,057	6.4%
EBITDA	$(92,602)	(3.7)%	$595,360	16.6%

EBIDTA by segment for the six months ended June 30, 2023 and 2022 was as follows:

Antimony - Combined USA and Mexico	Six months ended June 30, 2023		Six months ended June 30, 2022
Revenue	$3,202,800	100.0%	$5,301,011	100.0%
Cost of sales	(3,784,316)	(118.2)%	(3,754,675)	(70.8)%
Gross profit (loss)	(581,516)	(18.2)%	1,546,336	29.2%
Operating expenses	(1,086,763)	(33.9)%	(693,829)	(13.1)%
Income (loss) from operations	(1,668,279)	(52.1)%	852,507	16.1%
Non-operating income (expense)	382,118	11.9%	(3,335)	(0.1)%
Net income (loss)	(1,286,161)	(40.2)%	855,843	16.1%
Interest expense	2,717	0.1%	3,688	0.1%
Depreciation and amortization	293,926	9.2%	302,763	5.7%
EBITDA	$(989,518)	(30.9)%	$1,162,294	21.9%

Page 20 of 25

Zeolite	Six months ended June 30, 2023		Six months ended June 30, 2022
Revenue	$1,269,184	100.0%	$1,694,433	100.0%
Cost of sales	(1,114,278)	(87.8)%	(1,496,564)	(88.3)%
Gross profit	154,906	12.2%	197,869	11.7%
Operating expenses	(195,659)	(15.4)%	(21,454)	(1.3)%
Income (loss) from operations	(40,753)	(3.2)%	176,415	10.4%
Non-operating expenses	(3,622)	(0.3)%	(2,375)	(0.1)%
Net income (loss)	(44,375)	(3.5)%	174,040	10.3%
Interest expense	3,733	0.3%	2,375	0.1%
Depreciation and amortization	116,069	9.1%	93,250	5.5%
EBITDA	$75,427	5.9%	$269,665	15.9%

Precious Metals	Six months ended June 30, 2023		Six months ended June 30, 2022
Revenue	$242,433	100.0%	$172,787	100.0%
Cost of sales	(55,346)	(22.8)%	(55,194)	(31.9)%
Gross profit	187,087	77.2%	117,593	68.1%
Operating expenses	-	-%	-	-%
Income from operations	187,087	77.2%	117,593	68.1%
Non-operating expenses	-	-%	-	-%
Net income	187,087	77.2%	117,593	68.1%
Interest expense	-	-%	-	-%
Depreciation and amortization	55,346	22.8%	55,194	31.9%
EBITDA	$242,433	100.0%	$172,787	100.0%

Company-wide	Six months ended June 30, 2023		Six months ended June 30, 2022
Revenue	$4,714,417	100.0%	$7,168,231	100.0%
Cost of sales	(4,953,940)	(105.1)%	(5,306,433)	(74.0)%
Gross profit (loss)	(239,523)	(5.1)%	1,861,798	26.0%
Operating expenses	(1,282,422)	(27.2)%	(715,283)	(10.0)%
Income (loss) from operations	(1,521,945)	(32.3)%	1,146,515	16.0%
Non-operating income	378,496	8.0%	960	-%
Net income (loss)	(1,143,449)	(24.3)%	1,147,475	16.0%
Interest expense	6,450	0.1%	6,063	0.1%
Depreciation and amortization	465,341	9.9%	451,207	6.3%
EBITDA	$(671,658)	(14.2)%	$1,604,745	22.4%

 Capital Resources and Liquidity:

Working Capital	June 30, 2023	December 31, 2022
Current assets	$17,982,886	$21,617,359
Current liabilities	(977,947)	(2,219,870)
Working capital	$17,004,939	$19,397,489

Page 21 of 25

	For the six months ended
Cash Flows	June 30, 2023	June 30, 2022
Cash flow provided (used) by operating activities	$(3,191,496)	$745,038
Cash flow used by investing activities	(1,347,856)	(13,775,850)
Cash flow provided (used) by financing activities	(834,099)	(19,767)
Net change in cash during period	$(5,373,451)	$(13,050,579)

As of June 30, 2023, the Company had cash and cash equivalents of $13,686,927.

Cash flow used by operating activities was $3,191,496 for the six months ended June 30, 2023, compared to cash flow provided by operating activities of $745,038 for the six months ended June 30, 2022. The $3,936,534 decrease in cash flow from operating activities was attributable primarily to the differential between the net loss generated during 2023 compared to the net income generated during 2022, an increase in the use of cash in accounts receivable and inventories in 2023, and an increase in the payment of royalties in 2023. The majority of the increase in accounts receivable was due to product shipments towards the end of the second quarter of 2023, which were billed by the end of the second quarter of 2023 and collected after the second quarter of 2023. The increase in inventories was primarily due to an increase in antimony ore inventory in Mexico in 2023, which can be used in future processing. The increase in the payment of royalties was primarily due to the Company finalizing its estimates and paying a royalty obligation in 2023 that had been accumulating since 2016.

Cash flow used by investing activities was $1,347,856 for the six months ended June 30, 2023, compared to $13,775,850 for the six months ended June 30, 2022. The use of cash in 2023 related to purchases of fixed assets primarily at BRZ, which included the purchase of a new cone for the cone crusher. The use of cash in 2022 related primarily to investing cash in U.S. treasury bonds and other fixed income funds to improve return on cash.

Cash flow used by financing activities increased by $814,332 to $834,099 for the three months ended March 31, 2023, compared to $19,767 for the three months ended March 31, 2022. This increase in the use of cash was primarily due to the payment of dividends of $787,730 on January 25, 2023 to the holders of 1,692,672 shares of Series D Preferred stock related to the conversion of these shares into common stock.

We are planning to use our funds to make improvements to our operations with the goal of increasing production and decreasing costs and for revenue growth. Also, we plan to continue to review the operations and financial results of each segment to make decisions that benefit the Company overall.

In the past, the Company has been successful in raising required capital from sale of common stock and, to a lesser extent, from debt issuance. As a result of planned operations and potential equity sales and debt borrowings, management believes cash flows from operations and existing cash and cash equivalents are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2023 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

For the three months ended June 30, 2023, the Company sold no common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

ITEM 5. OTHER INFORMATION.

None.

Page 23 of 25

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on January 15, 2021)
3.2	Second Restated Amended and Restated Bylaws (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012)
31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
95	Mine Safety Disclosure
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Page 24 of 25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION

Date: October 17, 2023	By:	/s/ John C. Gustavsen
John C. Gustavsen
(Principal Executive Officer and Chief Executive Officer)

Date: October 17, 2023	By:	/s/ Richard R. Isaak
Richard R. Isaak
(Principal Accounting Officer and Chief Financial Officer)

Page 25 of 25