Form 10-Q
period 2023-09-30
UNITED STATES ANTIMONY CORP
filed 2023-11-13
CIK 101538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, there were 107,647,317 shares outstanding of the registrant’s $0.01 par value common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,864,992	$19,060,378
Certificates of deposit	259,856	259,857
Accounts receivable, net	1,390,437	784,457
Inventories	1,876,555	1,375,068
Prepaid expenses and other current assets	236,966	137,599
Total current assets	$16,628,806	$21,617,359
Properties, plants and equipment, net	12,933,542	12,128,124
Restricted cash for reclamation bonds	57,288	57,288
IVA receivable and other assets	1,307,094	897,679
Total assets	$30,926,730	$34,700,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$606,300	$628,803
Accrued liabilities	224,151	212,654
Accrued liabilities – directors	279,244	61,458
Royalties payable	107,937	435,075
Dividends payable	-	787,730
Long-term debt, current portion	62,064	94,150
Total current liabilities	$1,279,696	$2,219,870
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	179,892	217,855
Stock payable to directors for services	43,750	61,459
Asset retirement obligations and accrued reclamation costs	342,114	332,011
Total liabilities	$1,845,452	$2,831,195
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
Series A: 0 shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding (liquidation preference $965,625 and $960,000, respectively)	$7,500	$7,500
Series C: 177,904 shares issued and outstanding (liquidation preference $97,847 both periods)	1,779	1,779
Series D: 0 and 1,692,672 shares issued and outstanding (liquidation preference $0 and $5,019,410, respectively)	-	16,926
Common stock, $0.01 par value; 150,000,000 shares authorized; 107,647,317 shares issued and outstanding at September 30, 2023 and 106,373,341 shares issued and outstanding at December 31, 2022	1,076,472	1,063,732
Additional paid-in capital	63,853,836	64,052,630
Shares to be returned to treasury	-	(202,980)
Accumulated deficit	(35,858,309)	(33,070,332)
Total stockholders’ equity	29,081,278	31,869,255
Total liabilities and stockholders’ equity	$30,926,730	$34,700,450

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUE	$2,313,491	$2,463,984	$7,027,908	$9,624,611
COST OF REVENUE	3,374,563	2,033,066	8,328,503	7,339,499
GROSS PROFIT (LOSS)	$(1,061,072)	$430,918	$(1,300,595)	$2,285,112
OPERATING EXPENSES
General and administrative	$301,077	$108,538	$821,036	$489,810
Salaries and benefits	228,967	76,811	502,071	222,858
Other operating expenses	66,637	91,405	217,985	109,365
Professional fees	166,808	93,678	504,819	263,682
TOTAL OPERATING EXPENSES	$763,489	$370,432	$2,045,911	$1,085,715
INCOME (LOSS) FROM OPERATIONS	$(1,824,561)	$60,486	$(3,346,506)	$1,199,397
OTHER INCOME (EXPENSE)
Interest and investment income	$176,656	$15,064	$466,809	$54,770
Change in fair value of investments	-	(25,840)	-	(119,298)
Trademark and licensing income	6,117	4,899	25,023	65,674
Other miscellaneous income (expense)	(2,740)	(4,207)	66,697	(10,270)
TOTAL OTHER INCOME (EXPENSE)	$180,033	$(10,084)	$558,529	$(9,124)
NET INCOME (LOSS)	$(1,644,528)	$50,402	$(2,787,977)	$1,190,273
Preferred dividends	(1,875)	(11,819)	(5,625)	(35,458)
Net income (loss) available to common stockholders	$(1,646,403)	$38,583	$(2,793,602)	$1,154,815
Net income (loss) per share of common stock:
Basic and diluted	$(0.02)	$ Nil	$(0.03)	$0.01
Weighted average shares outstanding:
Basic	107,647,317	106,293,842	107,519,786	106,258,384
Diluted	107,647,317	106,293,842	107,519,786	106,258,384

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the three and nine months ended September 30, 2023 and 2022

					Additional	Shares to be		Total
	Preferred Stock		Common Stock		Paid in	Returned to	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Treasury	Deficit	Equity
BALANCE, December 31, 2021	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	$-	$(32,711,263)	$32,368,803
Net income	-	-	-	-	-	-	786,252	786,252
BALANCE, March 31, 2022	2,620,576	26,205	106,240,361	1,062,402	63,991,459	-	(31,925,011)	33,155,055
Net income	-	-	-	-	-	-	353,619	353,619
BALANCE, June 30, 2022	2,620,576	26,205	106,240,361	1,062,402	63,991,459	-	(31,571,392)	33,508,674
Issuance of common stock for director fees	-	-	132,980	133	62,368	-	-	62,501
Net income	-	-	-	-	-	-	50,402	50,402
BALANCE, September 30, 2022	2,620,576	$26,205	106,373,341	$1,062,535	$64,053,827	$-	$(31,520,990)	$33,621,577

BALANCE, December 31, 2022	2,620,576	$26,205	106,373,341	$1,063,732	$64,052,630	$(202,980)	$(33,070,332)	$31,869,255
Common stock buyback and retirement	-	-	(418,696)	(4,187)	(198,793)	202,980	-	-
Conversion of Preferred Series D to Common Stock	(1,692,672)	(16,926)	1,692,672	16,927	(1)	-	-	-
Net loss	-	-	-	-	-	-	(806,984)	(806,984)
BALANCE, March 31, 2023	927,904	9,279	107,647,317	1,076,472	63,853,836	-	(33,877,316)	31,062,271
Net loss	-	-	-	-	-	-	(336,465)	(336,465)
BALANCE, June 30, 2023	927,904	9,279	107,647,317	1,076,472	63,853,836	-	(34,213,781)	30,725,806
Net loss	-	-	-	-	-	-	(1,644,528)	(1,644,528)
BALANCE, September 30, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	$-	$(35,858,309)	$29,081,278

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,787,977)	$1,190,273
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	714,302	693,990
Accretion of asset retirement obligation	10,103	14,589
Write down of inventory to net realizable value	883,390	409,919
Provision for losses on receivables	43,560	-
Change in fair value of investments	-	119,298
Changes in operating assets and liabilities:
Accounts receivable, net	(649,540)	(559,000)
Inventories	(1,384,877)	(182,457)
Prepaid expenses and other current assets	(99,367)	(187,937)
IVA receivable and other assets	(409,414)	(605,047)
Accounts payable	(22,503)	(923,490)
Accrued liabilities	11,497	530
Accrued liabilities – directors	200,077	52,248
Royalties payable	(327,138)	-
Net cash provided (used) by operating activities	$(3,817,887)	$22,916
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	$-	$(13,500,000)
Proceeds from sales of investments	-	407,149
Purchase of properties, plants and equipment	(1,519,720)	(592,221)
Net cash used by investing activities	$(1,519,720)	$(13,685,072)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	$(70,049)	$(42,080)
Dividends paid	(787,730)	-
Net cash used by financing activities	$(857,779)	$(42,080)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(6,195,386)	$(13,704,236)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	$19,117,666	$21,420,329
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$12,922,280	$7,716,093

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock retirement	$202,980	$-
Conversion of Preferred Series D to Common Stock	$16,927	$-
Equipment purchased with note payable	$-	$161,600
Issuance of common stock for directors fees	$-	$62,501

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

NOTE 1 - NATURE OF OPERATIONS

United States Antimony Corporation and its subsidiaries in the U.S. and Mexico (“USAC”, the “Company”, “Our”, or “we”) sell processed antimony, zeolite, and precious metals products in the U.S. and abroad. The Company processes antimony ore in the U.S. and Mexico primarily into antimony oxide and antimony metal at its facilities in Montana and Mexico. Our antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Our antimony metal is used in bearings, storage batteries, and ordnance. In its operations in Idaho, the Company mines and processes zeolite, a group of industrial minerals used in soil amendment and fertilizer, water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, and other miscellaneous applications.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2023, and its results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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

September 30, 2023

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through convertible preferred stock, stock options, and warrants.

At September 30, 2023 and 2022, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive were as follows:

	September 30,	September 30,
	2023	2022
Warrants	12,346,215	12,346,215
Convertible preferred stock	-	1,692,672
TOTAL POSSIBLE DILUTIVE SHARES	12,346,215	14,038,887

NOTE 4 – REVENUE RECOGNITION Products consist of the following:

•	Antimony: includes antimony oxide, antimony trisulfide, and antimony metal
•	Zeolite: includes coarse and fine zeolite crushed in various sizes
•	Precious metals: includes unrefined and refined gold and silver

Sales of products for the three months ended September 30, 2023 and 2022 were as follows:

	For the three months ended
	September 30,	September 30,
	2023	2022
Antimony	$1,641,666	$1,671,301
Zeolite	671,825	792,683
Precious metals	-	-
TOTAL REVENUE	$2,313,491	$2,463,984

Sales of products for the nine months ended September 30, 2023 and 2022 were as follows:

	For the nine months ended
	September 30,	September 30,
	2023	2022
Antimony	$4,844,466	$6,972,312
Zeolite	1,941,009	2,487,116
Precious metals	242,433	165,183
TOTAL REVENUE	$7,027,908	$9,624,611

The Company’s trade accounts receivable balance related to contracts with customers was $1,390,437 at September 30, 2023 and $784,457 at December 31, 2022. The Company’s allowance for doubtful accounts related to trade accounts receivables was $75,000 at September 30, 2023 and $31,440 at December 31, 2022. The Company’s products do not involve any warranty agreements and product returns are not typical.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

NOTE 5 – INVENTORIES

Inventories at September 30, 2023 and December 31, 2022 consisted primarily of finished antimony metal and oxide products, antimony ore and concentrates, and finished zeolite products. Inventories are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony metal and oxide products and finished zeolite products costs include raw materials, direct labor, processing facility overhead costs and freight. Inventories at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Antimony Metal	$503,873	$142,230
Antimony Oxide	128,945	509,643
Antimony Ore and Concentrates	867,049	545,373
Total antimony	$1,499,867	$1,197,246
Zeolite	376,688	177,822
TOTAL INVENTORIES	$1,876,555	$1,375,068

At September 30, 2023 and December 31, 2022, inventories were valued at cost, except for inventory related to Mexican operations, which was valued at net realizable value because the production costs of the Mexican inventory were greater than the amount the Company expected to receive on the sale of antimony contained in inventory. The adjustment to inventory for net realizable value was $883,390 and $409,919 for the nine months ended September 30, 2023 and 2022, respectively. The adjustment to inventory for net realizable value was $427,152 and $273,083 for the three months ended September 30, 2023 and 2022, respectively.

Antimony oxide and metal inventory consisted of finished product held at the Company’s plants in Montana and Mexico. Antimony ore and concentrates were held primarily at sites in Mexico. The Company’s zeolite inventory consisted of saleable zeolite material at the Company’s plant in Idaho.

NOTE 6 – PROPERTIES, PLANTS AND EQUIPMENT

The major components of the Company’s properties, plants and equipment by segment at September 30, 2023 and December 31, 2022 were as follows:

	Antimony Segment		Zeolite Segment	Precious Metals
September 30, 2023	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$1,822,775	$9,459,098	$5,464,280	$1,347,912	$18,094,065
Buildings	243,248	875,024	2,025,043	-	3,143,315
Land and other	2,431,387	2,886,037	16,753	-	5,334,177
Total	$4,497,410	$13,220,159	$7,506,076	$1,347,912	$26,571,557
Accumulated depreciation	(2,796,806)	(6,625,450)	(3,582,124)	(633,635)	(13,638,015)
Properties, Plants, and Equipment, Net	$1,700,604	$6,594,709	$3,923,952	$714,277	$12,933,542

	Antimony Segment		Zeolite Segment	Precious Metals
December 31, 2022	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$1,760,926	$9,090,860	$4,996,216	$1,347,912	$17,195,914
Buildings	243,248	870,534	1,047,023	-	2,160,805
Land and other	2,431,387	2,796,037	16,753	-	5,244,177
Construction in progress	-	280,406	170,535	-	450,941
Total	$4,435,561	$13,037,837	$6,230,527	$1,347,912	$25,051,837
Accumulated depreciation	(2,767,803)	(6,212,433)	(3,392,861)	(550,616)	(12,923,713)
Properties, Plants, and Equipment, Net	$1,667,758	$6,825,404	$2,837,666	$797,296	$12,128,124

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

At September 30, 2023 and December 31, 2022, the Company had $280,406 and $1,117,041, respectively, of assets that were not yet placed in service and were not yet depreciated.

NOTE 7 – DEBT

Long term debt at September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Promissory note payable to First Security Bank of Missoula, bearing interest at 2.25%, payable in 59 monthly installments of $1,409 with a final payment of $152,726 maturing November 9, 2026; collateralized by a lien on Certificate of Deposit	$192,589	$201,908
Installment contract payable to Caterpillar Financial Services, bearing interest at 6.65%, payable in 24 monthly installments of $7,210 maturing April 28, 2024; collateralized by 2007 Caterpillar 740 articulated truck	49,367	110,097
Total debt	$241,956	$312,005
Less current portion of debt	(62,064)	(94,150)
Long term portion of debt	$179,892	$217,855

At September 30, 2023, principal payments on debt were due as follows:

Twelve months ending September 30,	Principal payment
2024	$62,064
2025	$12,998
2026	$13,293
2027	$153,601
$241,956

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

Historically, from time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At September 30, 2023 and December 31, 2022, the Company had no accrued liabilities relating to such assessments. Bear River Zeolite Company (“BRZ”), a wholly owned subsidiary of the Company, received twelve significant and substantial citations from MSHA in September and October of 2023. BRZ rectified the matters noted in eight of the twelve citations and received termination dates for these eight citations from MSHA. The Company is working to rectify the four remaining citations; however, the outcome of these citations as well as the impact on the Company’s results of operations or financial position is unknown.

The Company pays various royalties that, on a combined basis, generally vary around 8% to 13% of zeolite products sold. At September 30, 2023 and December 31, 2022, the Company had accrued royalties payable of $107,937 and $435,075, respectively. The decrease in royalties payable in 2023 was primarily due to the Company finalizing its estimates and paying a royalty obligation in 2023 that had been accumulating since 2016.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

On August 8, 2022, the Company executed a preliminary Purchase Option Agreement (the “Agreement”) with SB Wadley SA de CV (“Wadley”) whereby the Company leases, with an option to acquire, mining claims located in Mexico known as the Wadley Property. Under the Agreement, the Company agreed to pay Wadley eight monthly installments of $10,000 plus VAT for the right to mine and conduct geological and resource studies as due diligence and exploration on the Wadley Property. At the end of such eight-month period, should the Company choose to exercise its option to acquire following due diligence and assessment of geological and resource studies, the Company agreed to pay Wadley $2,230,000 and seven annual payments of $1,160,000. The due diligence period under the Agreement was extended to October 15, 2023. After evaluation in October 2023 of Wadley Property information and the Agreement, the Company officially notified Wadley on October 12, 2023 that it did not intend to acquire the Wadley Property and terminated this Agreement. During the fourth quarter of 2023, the Company expects to incur a loss on disposal of assets of approximately $130,000 related to the termination of this Agreement.

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

As of September 30, 2023, the updated SAT assessment was approximately $22 million pesos, which was approximately $1,262,000 USD, comprising $343,000 of unpaid income taxes and $919,000 of interest and penalties. Management, along with its legal counsel, assessed the possible outcomes for this tax audit and believes, based on discussions with its tax attorneys located in Mexico, that the most likely outcome will be that the Company will be successful in its appeal resulting in no tax due. Management determined that no amount should be accrued at September 30, 2023 or December 31, 2022 relating to this potential tax liability. However, there can be no assurance that the Company’s ultimate liability, if any, will not have a material adverse effect on the Company’s results of operations or financial position.

If the SAT audit is resolved in a manner inconsistent with management expectations, the Company will record changes to tax liabilities and tax expense associated with the assessment. Also, the Company will recognize penalties associated with the assessment in general and administrative expense and interest associated with the assessment will be recorded as interest expense.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2023

Common stock warrants

No warrants were issued, expired, or exercised during the nine months ended September 30, 2023 and 2022.

The composition of the Company’s warrants outstanding at September 30, 2023 and December 31, 2022 were as follows:

Number of warrants	Exercise Price	Expiration Date	Remaining life in years
2,285,715	0.46	7/31/25	1.84
804,000	0.46	1/27/26	2.33
7,650,000	0.85	8/3/26	2.84
1,606,500	0.85	2/1/26	2.34
12,346,215

NOTE 10 – BUSINESS SEGMENTS

The Company is organized and managed with four business segments, which represent our operating units: United States antimony operations, Mexican antimony operations, precious metals recovery and United States zeolite operations.

The Puerto Blanco mill and the Madero smelter at the Company’s Mexico operation bring antimony up to an intermediate or finished stage, which may be sold directly to customers in the United States or shipped to the United States operation for finishing at the Company’s plant near Thompson Falls, Montana. The Puerto Blanco mill in Mexico is the site of our crushing and flotation plant, and a cyanide leach plant which recovers precious metals after the ore goes through the crushing and flotation cycles. A precious metals recovery plant is operated in conjunction with the antimony processing plant at Thompson Falls, Montana, where a 99% precious metals mix is produced. The zeolite operation produces zeolite near Preston, Idaho. Almost all sales of products from the United States antimony and zeolite operations are to customers in the United States. Sales to foreign customers are primarily to customers in Canada.

Total Assets:	September 30,	December 31,
	2023	2022
Antimony
United States	$16,253,362	$21,636,386
Mexico	9,100,457	8,484,131
Subtotal antimony	$25,353,819	$30,120,517
Precious metals
United States	201,338	172,004
Mexico	553,981	625,292
Subtotal precious metals	$755,319	$797,296
Zeolite	$4,817,592	$3,782,637
TOTAL ASSETS	$30,926,730	$34,700,450

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2023

Capital expenditures:	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Antimony
United States	$-	$1,655	$61,849	$81,931
Mexico	30,000	151,559	182,322	163,125
Subtotal antimony	$30,000	$153,214	$244,171	$245,056
Precious metals	-	-	-	17,518
Zeolite	141,864	56,008	1,275,549	491,247
Total capital expenditures	$171,864	$209,222	$1,519,720	$753,821

Segment operations for the three months ended September 30, 2023	Antimony - USA	Antimony -Mexico	Total Antimony	Precious Metals	Zeolite	Total
Total revenues	$1,391,733	$249,933	$1,641,666	$-	$671,825	$2,313,491
Depreciation and amortization	$10,360	$137,735	$148,095	$27,673	$73,193	$248,961
Income (loss) from operations	$47,534	$(1,465,000)	$(1,417,466)	$(27,673)	$(379,422)	$(1,824,561)
Other income						$180,033
NET LOSS						$(1,644,528)

Segment operations for the three months ended September 30, 2022	Antimony - USA	Antimony -Mexico	Total Antimony	Precious Metals	Zeolite	Total
Total revenues	$1,671,301	$-	$1,671,301	$-	$792,683	$2,463,984
Depreciation and amortization	$10,262	$154,238	$164,500	$27,673	$50,610	$242,783
Income (loss) from operations	$802,817	$(817,746)	$(14,929)	$(27,763)	$103,088	$60,486
Other expense						$(10,084)
NET INCOME						$50,402

Segment operations for the nine months ended September 30, 2023	Antimony - USA	Antimony -Mexico	Total Antimony	Precious Metals	Zeolite	Total
Total revenues	$4,356,077	$488,389	$4,844,466	$242,433	$1,941,009	$7,027,908
Depreciation and amortization	$29,002	$413,019	$442,021	$83,019	$189,262	$714,302
Income (loss) from operations	$(207,907)	$(2,877,838)	$(3,085,745)	$159,414	$(420,175)	$(3,346,506)
Other income						$558,529
NET LOSS						$(2,787,977)

Segment operations for the nine months ended September 30, 2022	Antimony - USA	Antimony -Mexico	Total Antimony	Precious Metals	Zeolite	Total
Total revenues	$6,144,490	$827,822	$6,972,312	$165,183	$2,487,116	$9,624,611
Depreciation and amortization	$30,832	$436,431	$467,263	$82,867	$143,860	$693,990
Income (loss) from operations	$2,314,965	$(1,477,387)	$837,578	$82,316	$279,503	$1,199,397
Other expense						$(9,124)
NET INCOME						$1,190,273

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

•	Global pandemics or civil unrest;
•	Mexican labor and cartel issues regarding safety and organized control over our properties;
•	The positions and associated outcomes of Mexican and other taxing authorities;
•	The possible dilution of the Company’s common stock from additional financing activities;
•	Potential conflicts of interest with the Company’s management; and
•	The Company’s common stock.

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

Antimony Segment

The Burns Mining District of Sanders County, MT, which is approximately 15 miles west of Thompson Falls, MT, is the location of one of our antimony smelters and precious metals plants. We hold 2 patented claims, where the plant is located. Mining was suspended at this site in December 1983, because antimony ore could be purchased more economically from foreign sources; currently, the environmental permitting process precludes any mining at this site.

Since 1983, we have relied on foreign sources for antimony ore, and there are risks of interruption in procurement from these sources and/or volatile changes in world market prices for these materials that are not controllable by us. We have sources of antimony in Mexico, but we also depend on foreign companies for antimony ore. We anticipate continuing to receive antimony from our owned and leased properties in Mexico and from foreign suppliers in Canada, Mexico, and Central America, assuming economics are profitable.

In Montana, we primarily produce antimony oxide, antimony metal, antimony trisulfide, and precious metals. Our antimony oxide is used in conjunction with a halogen to form a synergistic flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper. Our antimony oxide is also used as a color fastener in paint and as a phosphorescent agent in fluorescent light bulbs. Our antimony metal is used in bearings, storage batteries and ordnance. Our antimony trisulfide is used as a primer in ammunition.

We estimate (but have not independently confirmed) that our present share of the domestic market and international market for antimony oxide products is approximately 4% and less than 1%, respectively. We are the only significant U.S. producer of antimony products, while China supplies approximately 92% of the world antimony demand. We believe we are competitive both domestically and worldwide due to the following factors:

•	We have a reputation for quality products delivered on a timely basis.

•	We have the only two operating, permitted antimony smelters in North and Central America.

•	We are the only U.S. producer of antimony products.

•	We can ship on short notice to domestic customers.

•	Our smelter in Coahuila is the largest operating antimony smelter in Mexico or the United States with a current maximum processing capacity of approximately 32,600 pounds of antimony ore per day.

Zeolite Segment

We own 100% of BRZ. BRZ has a lease with Zeolite LLC (f/k/a Webster Farm, L.L.C.) that entitles BRZ to surface mine and process zeolite on property located near Preston, Idaho, in exchange for a royalty payment. The annual royalty payment is the greater of: (1) the minimum annual royalty of $60,000, adjusted annually for the Consumer Price Index for all Urban Consumers, or (2) $11.00 per ton for the first ten thousand tons, $9.90 per ton for tons in excess of ten thousand up to twenty thousand, and $8.80 per ton for tons in excess of twenty thousand. This Zeolite LLC lease also requires BRZ to pay $10,000 to the lessor on March 1 of each year during the term of the lease which ends March 1, 2025. BRZ also pays other royalties on the sale of zeolite products. In total, royalties vary from 8% to 13% of sales. In addition, BRZ can surface mine and process zeolite on property owned by the U.S. Bureau of Land Management that is adjacent to the Company’s Preston, Idaho property after obtaining certain permits. Also, given the mining difficulties in the winter season, BRZ constructed warehouses to store mined zeolite prior to the winter season allow production to continue during the winter season.

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

16

☐

Nuclear Waste and Other Environmental Cleanup. Zeolite has shown a strong ability to selectively remove strontium, cesium, radium, uranium, and various other radioactive isotopes from solutions. Zeolite can also be used for the cleanup of soluble metals such as mercury, chromium, copper, lead, zinc, arsenic, molybdenum, nickel, cobalt, antimony, calcium, silver and uranium.

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

☐

Animal Nutrition. According to certain third-party research, feeding up to 2% zeolite increases growth rates, decreases conversion rates, and prevents scours. A large number of cattle are currently being fed zeolite in feed lots located in the United States.

☐

Miscellaneous Uses. Other uses include catalysts, petroleum refining, concrete, solar energy and heat exchange, desiccants, pellet binding, horse and kitty litter, floor cleaner, traction control, ammonia removal from mining waste, and carriers for insecticides, pesticides and herbicides.

SELECTED FINANCIAL DATA.

Results of Operations :	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues	$2,313,491	$2,463,984	$7,027,908	$9,624,611
Costs of revenues	3,374,563	2,033,066	8,328,503	7,339,499
Gross profit (loss)	$(1,061,072)	$430,918	$(1,300,595)	$2,285,112
Total operating expenses	763,489	370,432	2,045,911	1,085,715
Income (loss) from operations	$(1,824,561)	$60,486	$(3,346,506)	$1,199,397
Other income (expense)	180,033	(10,084)	558,529	(9,124)
Net income (loss)	$(1,644,528)	$50,402	$(2,787,977)	$1,190,273
Weighted average shares of common stock (basic)	107,647,317	106,293,842	107,519,786	106,258,384
Weighted average shares of common stock (diluted)	107,647,317	106,293,842	107,519,786	106,258,384

Balance Sheet Information:	September 30,	December 31,
	2023	2022
Working capital	$15,349,110	$19,397,489
Total assets	$30,926,730	$34,700,450
Accumulated deficit	$(35,858,309)	$(33,070,332)
Stockholders’ equity	$29,081,278	$31,869,255

Operational and financial performance by Segment:

Antimony Segment

Financial and operational performance of antimony for the three months ended September 30, 2023 and 2022 was as follows:

Antimony - Combined USA and Mexico	2023	2022	$ Change	(Decrease)
Revenue	$1,641,666	$1,671,301	$(29,635)	(1.8%)
Gross profit	$(683,029)	$329,233	$(1,012,262)	(307.5%)
Pounds of antimony sold	332,565	250,244	82,321	32.9%
Average sales price per pound	$4.94	$6.68	$(1.74)	(26.1%)
Average cost per pound	$6.99	$5.36	$1.63	30.4%
Average gross profit per pound	$(2.05)	$1.32	$(3.37)	(255.7%)

Financial and operational performance of antimony for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine months ended September 30,			Percent Increase/
Antimony - Combined USA and Mexico	2023	2022	$ Change	(Decrease)
Revenue	$4,844,466	$6,972,312	$(2,127,846)	(30.5%)
Gross profit (loss)	$(1,264,545)	$1,875,569	$(3,140,114)	(167.4%)
Pounds of antimony sold	998,573	1,046,722	(48,149)	(4.6%)
Average sales price per pound	$4.85	$6.66	$(1.81)	(27.2%)
Average cost per pound	$6.12	$4.87	$1.25	25.7%
Average gross profit per pound	$(1.27)	$1.79	$(3.06)	(170.8%)

During the three and nine months ended September 30, 2023, antimony revenue decreased $29,635 and $2,127,846, respectively, or 2% and 31%, respectively, compared to the three and nine months ended September 30, 2022. The decrease was primarily due to the lower sales price per pound, which was consistent with the decline in market rates for antimony.

Gross profit for the three and nine months ended September 30, 2023 was lower by $1,012,262 and $3,140,114, respectively, compared to the three and nine months ended September 30, 2022, primarily due to the lower sales price per pound, which was consistent with the decline in market rates for antimony, and processing of antimony ore with less antimony percentage concentrate.

Zeolite Segment

Financial and operational performance of zeolite for the three months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,			Percent Increase/
Zeolite	2023	2022	$ Change	(Decrease)
Revenue	$671,825	$792,683	$(120,858)	(15.2%)
Gross profit	$(350,370)	$129,358	$(479,728)	(370.9%)
Tons of zeolite sold	2,254	3,264	(1,010)	(30.9%)
Average sales price per ton	$298.06	$242.86	$55.20	22.7%
Average cost per ton	$453.50	$203.22	$250.28	123.2%
Average gross profit per ton	$(155.44)	$39.63	$(195.08)	(492.2%)

Financial and operational performance of zeolite for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine months ended September 30,			Percent Increase/
Zeolite	2023	2022	$ Change	(Decrease)
Revenue	$1,941,009	$2,487,116	$(546,107)	(22.0%)
Gross profit	$(195,464)	$327,227	$(522,691)	(159.7%)
Tons of zeolite sold	8,007	10,336	$(2,329)	(22.5%)
Average sales price per ton	$242.41	$240.63	$1.79	0.7%
Average cost per ton	$266.83	$208.97	$57.86	27.7%
Average gross profit per ton	$(24.41)	$31.66	$(56.07)	(177.1%)

During the three and nine months ended September 30, 2023, zeolite revenue decreased $120,858 and $546,107, respectively, or 15% and 22%, respectively, compared to the three and nine months ended September 30, 2022. The decrease was primarily due to the decrease in tons sold, which was primarily due to a significant equipment failure for approximately 14 weeks during the nine months ended September 30, 2023. The cone of BRZ’s main cone crusher failed and production was curtailed until a new cone could be sourced, delivered, and installed. The new cone is equipped with performance monitoring features that are expected to eventually enhance our preventive maintenance program, contribute to longer and more reliable run times, and enable a material increase in production. The failure of the original cone curtailed production for approximately two months in the first quarter of 2023 until completion of the new cone acquisition and installation. The curtailment of production resulted in lower revenue for the nine months ended September 30, 2023.

During the three and nine months ended September 30, 2023, zeolite gross profit decreased $479,728 and $522,691, respectively, compared to the three and nine months ended September 30, 2022. The decrease was primarily due to increased maintenance costs and equipment and facility-related labor costs during production downtime during the nine months ended September 30, 2023.

Precious Metals Segment

Financial and operational performance of precious metals for the three months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,			Percent Increase/
Precious metals	2023	2022	$ Change	(Decrease)
Revenue	$-	$-	$-	-
Gross profit	$(27,673)	$(27,673)	$-	-
Ounces sold - gold	-	-	-	-
Ounces sold - silver	-	-	-	-

Financial and operational performance of precious metals for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine months ended September 30,			Percent Increase/
Precious metals	2023	2022	$ Change	(Decrease)
Revenue	$242,433	$165,183	$77,250	46.8%
Gross profit	$159,414	$82,316	$77,098	93.7%
Ounces sold-gold	24.30	21.35	2.95	13.8%
Ounces sold-silver	15,074	8,175	6,899	84.4%

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

We had an EBITDA loss of ($2,065,050) for the nine months ended September 30, 2023, compared to positive EBITDA of $1,894,533 for the nine months ended September 30, 2022.

EBIDTA by segment for the three months ended September 30, 2023 and 2022 was as follows:

Antimony - Combined USA and Mexico	Three months ended		Three months ended
	September 30, 2023		September 30, 2022
Revenue	$1,641,666	100.0%	$1,671,301	100.0%
Cost of sales	$(2,324,695)	(141.6%)	$(1,342,068)	(80.3%)
Gross profit (loss)	$(683,029)	(41.6%)	$329,233	19.7%
Operating expenses	$(734,437)	(44.7%)	$(344,162)	(20.6%)
Income (loss) from operations	$(1,417,466)	(86.3%)	$(14,929)	(0.9%)
Non-operating income (expense)	$182,734	11.1%	$(7,058)	(0.4%)
Net income (loss)	$(1,234,731)	(75.2%)	$(21,987)	(1.3%)
Interest expense	$1,126	0.1%	$1,181	0.1%
Depreciation and amortization	$148,095	9.0%	$164,500	9.8%
EBITDA	$(1,085,510)	(66.1%)	$143,694	8.6%

Zeolite	Three months ended		Three months ended
	September 30, 2023		September 30, 2022
Revenue	$671,825	100.0%	$792,683	100.0%
Cost of sales	$(1,022,195)	(152.2%)	$(663,325)	(83.7%)
Gross profit (loss)	$(350,370)	(52.2%)	$129,358	16.3%
Operating expenses	$(29,052)	(4.3%)	$(26,270)	(3.3%)
Income (loss) from operations	$(379,422)	(56.5%)	$103,088	13.0%
Non-operating income (expense)	$(2,701)	(0.4%)	$(3,026)	(0.4%)
Net income (loss)	$(382,123)	(56.9%)	$100,062	12.6%
Interest expense	$1,049	0.2%	$3,026	0.4%
Depreciation and amortization	$73,193	10.9%	$50,610	6.4%
EBITDA	$(307,881)	(45.8%)	$153,698	19.4%

Precious Metals	Three months ended September 30,
	2023	2022
Revenue	$-	$-
Cost of sales	$(27,673)	$(27,673)
Gross profit (loss)	$(27,673)	$(27,673)
Operating expenses	$-	$-
Income (loss) from operations	$(27,673)	$(27,673)
Non-operating income (expense)	$-	$-
Net income (loss)	$(27,673)	$(27,673)
Interest expense	$-	$-
Depreciation and amortization	$27,673	$27,673
EBITDA	$-	$-

Company-wide	Three months ended		Three months ended
	September 30, 2023		September 30, 2022
Revenue	$2,313,491	100.0%	$2,463,984	100.0%
Cost of sales	$(3,374,563)	(145.9%)	$(2,033,066)	(82.5%)
Gross profit (loss)	$(1,061,072)	(45.9%)	$430,918	17.5%
Operating expenses	$(763,489)	(33.0%)	$(370,432)	(15.0%)
Income (loss) from operations	$(1,824,561)	(78.9%)	$60,486	2.5%
Non-operating income (expense)	$180,033	7.8%	$(10,084)	(0.4%)
Net income (loss)	$(1,644,528)	(71.1%)	$50,402	2.0%
Interest expense	$2,175	0.1%	$4,207	0.2%
Depreciation and amortization	$248,961	10.8%	$242,783	9.9%
EBITDA	$(1,393,392)	(60.2%)	$297,392	12.1%

EBIDTA by segment for the nine months ended September 30, 2023 and 2022 was as follows:

Antimony - Combined USA and Mexico	Nine months ended		Nine months ended
	September 30, 2023		September 30, 2022
Revenue	$4,844,466	100.0%	$6,972,312	100.0%
Cost of sales	$(6,109,011)	(126.1%)	$(5,096,743)	(73.1%)
Gross profit (loss)	$(1,264,545)	(26.1%)	$1,875,569	26.9%
Operating expenses	$(1,821,200)	(37.6%)	$(1,037,991)	(14.9%)
Income (loss) from operations	$(3,085,745)	(63.7%)	$837,578	12.0%
Non-operating income (expense)	$564,852	11.7%	$(3,723)	(0.1%)
Net income (loss)	$(2,520,892)	(52.0%)	$833,855	12.0%
Interest expense	$3,843	0.1%	$4,869	0.1%
Depreciation and amortization	$442,021	9.1%	$467,263	6.7%
EBITDA	$(2,075,028)	(42.8%)	$1,305,987	18.7%

Zeolite	Nine months ended		Nine months ended
	September 30, 2023		September 30, 2022
Revenue	$1,941,009	100.0%	$2,487,116	100.0%
Cost of sales	$(2,136,473)	(110.1%)	$(2,159,889)	(86.8%)
Gross profit (loss)	$(195,464)	(10.1%)	$327,227	13.2%
Operating expenses	$(224,711)	(11.6%)	$(47,724)	(1.9%)
Income (loss) from operations	$(420,175)	(21.6%)	$279,503	11.2%
Non-operating income (expense)	$(6,323)	(0.3%)	$(5,401)	(0.2%)
Net income (loss)	$(426,498)	(22.0%)	$274,102	11.0%
Interest expense	$4,782	0.2%	$5,401	0.2%
Depreciation and amortization	$189,262	9.8%	$143,860	5.8%
EBITDA	$(232,454)	(12.0%)	$423,363	17.0%

Precious Metals	Nine months ended		Nine months ended
	September 30, 2023		September 30, 2022
Revenue	$242,433	100.0%	$165,183	100.0%
Cost of sales	$(83,019)	(34.2%)	$(82,867)	(50.2%)
Gross profit (loss)	$159,414	65.8%	$82,316	49.8%
Operating expenses	$-	0.0%	$-	0.0%
Income (loss) from operations	$159,414	65.8%	$82,316	49.8%
Non-operating income (expense)	$-	0.0%	$-	0.0%
Net income (loss)	$159,414	65.8%	$82,316	49.8%
Interest expense	$-	0.0%	$-	0.0%
Depreciation and amortization	$83,019	34.2%	$82,867	50.2%
EBITDA	$242,433	100.0%	$165,183	100.0%

Company-wide	Nine months ended		Nine months ended
	September 30, 2023		September 30, 2022
Revenue	$7,027,908	100.0%	$9,624,611	100.0%
Cost of sales	$(8,328,503)	(118.5%)	$(7,339,499)	(76.3%)
Gross profit (loss)	$(1,300,595)	(18.5%)	$2,285,112	23.7%
Operating expenses	$(2,045,911)	(29.1%)	$(1,085,715)	(11.3%)
Income (loss) from operations	$(3,346,506)	(47.6%)	$1,199,397	12.5%
Non-operating income (expense)	$558,529	7.9%	$(9,124)	(0.1%)
Net income (loss)	$(2,787,977)	(39.7%)	$1,190,273	12.4%
Interest expense	$8,625	0.1%	$10,270	0.1%
Depreciation and amortization	$714,302	10.2%	$693,990	7.2%
EBITDA	$(2,065,050)	(29.4%)	$1,894,533	19.7%

Capital Resources and Liquidity:

Working Capital:	September 30, 2023	December 31, 2022
Current assets	$16,628,806	$21,617,359
Current liabilities	(1,279,696)	(2,219,870)
Working capital	$15,349,110	$19,397,489

Cash Flows:	For the nine months ended
	September 30, 2023	September 30, 2022
Cash flow provided (used) by operating activities	$(3,817,887)	$22,916
Cash flow used by investing activities	(1,519,720)	(13,685,072)
Cash flow used by financing activities	(857,779)	(42,080)
Net decrease in cash and cash equivalents during the period	$(6,195,386)	$(13,704,236)

As of September 30, 2023, the Company had cash and cash equivalents of $12,864,992.

Cash flow used by operating activities was $3,817,887 for the nine months ended September 30, 2023, compared to cash flow provided by operating activities of $22,916 for the nine months ended September 30, 2022. The $3,840,803 decrease in cash flow from operating activities was attributable primarily to the differential between the net loss generated during 2023 compared to the net income generated during 2022, an increase in the use of cash in inventories in 2023, and an increase in the payment of royalties in 2023. The increase in the use of cash in inventories was primarily due to an increase in antimony ore inventory in Mexico in 2023, which can be used in future processing. The increase in the payment of royalties was primarily due to the Company finalizing its estimates and paying a royalty obligation in 2023 that had been accumulating since 2016.

Cash flow used by investing activities was $1,519,720 for the nine months ended September 30, 2023, compared to $13,685,072 for the nine months ended September 30, 2022. The use of cash in 2023 related to purchases of fixed assets primarily at BRZ, which included the purchase of a new cone for the cone crusher. The use of cash in 2022 related primarily to investing cash in U.S. treasury bonds and other fixed income funds to improve return on cash.

Cash flow used by financing activities increased by $815,699 to $857,779 for the nine months ended September 30, 2023, compared to $42,080 for the nine months ended September 30, 2022. This increase in the use of cash was primarily due to the payment of dividends of $787,730 on January 25, 2023 to the holders of 1,692,672 shares of Series D Preferred Stock related to the conversion of these shares into common stock.

We are planning to continue using our funds to make improvements to our operations with the goal of increasing production and decreasing costs and for revenue growth. Also, we plan to continue to review the operations and financial results of each segment in order to make informed decisions that benefit the Company overall.

In the past, the Company has been successful in raising required capital from the sale of common stock and, to a lesser extent, from debt issuance. As a result of planned operations and potential equity sales and debt borrowings, management believes cash flows from operations and existing cash and cash equivalents are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures related to segregation of accounting duties.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2023 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Historically, from time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At September 30, 2023 and December 31, 2022, the Company had no accrued liabilities relating to such assessments. Bear River Zeolite Company (“BRZ”), a wholly owned subsidiary of the Company, received twelve significant and substantial citations from MSHA in September and October of 2023. BRZ rectified the matters noted in eight of the twelve citations and received termination dates for these eight citations from MSHA. The Company is working to rectify the four remaining citations; however, the outcome of these citations as well as the impact on the Company’s results of operations or financial position is unknown.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2022 which was filed with the SEC on July 18, 2023.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES.

For the three months ended September 30, 2023, the Company sold no common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on January 15, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012)
31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
95	Mine Safety Disclosure
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION

Date: November 10, 2023	By:	/s/ John C. Gustavsen
John C. Gustavsen
(Principal Executive Officer and Chief Executive Officer)

Date: November 10, 2023	By:	/s/ Richard R. Isaak
Richard R. Isaak
(Principal Accounting Officer and Chief Financial Officer)

