Form 10-K
period 2023-12-31
UNITED STATES ANTIMONY CORP
filed 2024-04-12
CIK 101538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements requiring a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $30,438,620, determined using the per share closing price of $0.31 on the NYSE American exchange on June 30, 2023. Common stock held by each executive officer and director has been excluded from this aggregate market value.

The number of shares outstanding of the registrant’s common stock as of April 9, 2024 was 107,647,317.

UNITED STATES ANTIMONY CORPORATION

INDEX TO THE FORM 10-K

 FOR THE FISCAL YAER ENDED DECEMBER 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Readers should note that, in addition to the historical information contained herein, this Annual Report and the exhibits attached hereto contain “forward-looking statements” within the meaning of, and intended to be covered by, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon current expectations and beliefs concerning future developments and their potential effects on the Company including matters related to the Company's operations, pending contracts and future revenues, financial performance, and profitability, ability to execute on its increased production and installation schedules for planned capital expenditures, and the size of forecasted deposits. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which they are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. The reader is cautioned not to put undue reliance on these forward-looking statements, as these statements are subject to numerous factors and uncertainties. In addition, other factors that could cause actual results to differ materially are discussed in the Company's most recent filings, including Form 10-K, Form 10-Q, and Form 8-K with the Securities and Exchange Commission.

Any statement that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “outlook”, “anticipates” or “does not anticipate”, “plans”, “estimates”, “forecast”, “project”, “pro forma”, or “intends”, or stating that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made and are subject to assumptions and uncertainties. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks related to:

•	The Company’s properties being in the exploration stage;
•	Macroeconomic factors;
•	Continued operational losses;
•	The mineral operations being subject to government regulation;
•	The Company’s ability to obtain additional capital to develop the Company’s resources, if any;
•	Concentration of customers;
•	Increase in energy costs;
•	Mineral exploration and development activities;
•	Mineral estimates;
•	The Company’s insurance coverage for operating risks;
•	The fluctuation of prices for antimony and precious metals, such as gold and silver;
•	The competitive industry of mineral exploration;
•	The title and rights in the Company’s mineral properties;
•	Environmental hazards;
•	The possible dilution of the Company’s common stock from additional financing activities;
•	Metallurgical and other processing problems;
•	Unexpected geological formations;
•	Global economic and political conditions;
•	Staffing in remote locations;
•	Changes in product costing;
•	Inflation on operational costs and profitability;
•

Competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities);

•	Global pandemics or civil unrest;
•	Mexican labor and cartel issues regarding safety and organized control over our properties;
•	The positions and associated outcomes of Mexican and other taxing authorities;
•	The possible dilution of the Company’s common stock from additional financing activities;
•	Cybersecurity and business disruptions;
•	Potential conflicts of interest with the Company’s management;
•	Not realizing the value of its USAMSA assets in Mexico upon sale or disposal; and
•	The Company’s common stock.

This list is not an exhaustive list of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United States Antimony Corporation disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. The Company advises readers to carefully review the reports and documents filed with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

You should read this report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect and from our historical results.

This report contains estimates, projections and other information concerning our industry, our business and the markets for our products. We obtained the industry, market and similar data set forth in this report from our own internal estimates and research and from industry research, publications, surveys and studies conducted by third parties, including governmental agencies. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. While we believe that the data we use from third parties is reliable, we have not separately verified this data. You are cautioned not to give undue weight to any such information, projections and estimates.

As a result of a number of known and unknown risks and uncertainties, including without limitation, the important factors described in Part I. Item 1A “Risk Factors” in this Annual Report, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “United States Antimony Corporation,”, “US Antimony,” “USAC,” and the “Company”, mean United States Antimony Corporation and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

PART I

Item 1. Business.

History

United States Antimony Corporation was incorporated in Montana in January 1970 to mine and produce antimony products. In December 1983, the Company suspended its antimony mining operations in the U.S. but continued to produce antimony products using foreign sources of antimony ore. In April 1998, the Company formed US Antimony de Mexico, S.A. de C.V. (“USAMSA”) to smelt antimony in Mexico, and, in August 2005, the Company formed Antimonio de Mexico, S.A. de C.V. (“ADM”) to explore and develop antimony and precious metal deposits in Mexico. The Company formed Bear River Zeolite Company (“BRZ”) in 2000 for the purpose of mining and producing zeolite in Idaho. Our principal business is the production and sale of antimony, precious metals, primarily gold and silver, and zeolite products. In May 2012, our shares of common stock started trading on the NYSE MKT (now NYSE AMERICAN) under the symbol UAMY.

Although we extract minerals from the Bear River Zeolite property in Idaho that we later process and sell, we have not prepared a technical report summary for the Bear River Zeolite property making a determination on the property’s mineral resources or mineral reserves.

Recent Developments

The Company has two subsidiaries in Mexico, US Antimony de Mexico, S.A. de C.V. (“USAMSA”) and Antimonio de Mexico, S.A. de C.V. (“ADM”). On March 11, 2024, the Company shut down the operations of USAMSA, terminated a majority of USAMSA employees, the cost of which related to this employee termination was approximately $40,000, and announced its plans to sell, lease, or dispose of its USAMSA subsidiary, operations, or assets. The USAMSA subsidiary primarily includes the Company’s Madero antimony and precious metals plant in Parras de la Fuente Coahuila, Mexico and its Puerto Blanco antimony and precious metals plant in San Luis de la Paz Guanajuato, Mexico. The Company intends to sell or lease its USAMSA subsidiary, operations, or assets over the next year and has initiated an active search for buyers or leasing opportunities of its operations and/or existing assets. The Company will maintain its existing Los Juarez mining claims and concessions in Cadereyta de Montes Queretaro, Mexico, which are included in our ADM subsidiary. There are presently no active operations at Los Juarez. See Note 14 of the Notes to Consolidated Financial Statements in this Annual Report for further information.

In March 2024, the Company received a favorable ruling with no assessment due related to the audit of USAMSA’s 2013 income tax return by the Mexican tax authority (“SAT”) that began in 2015 and that had been under appeal since 2022. See Note 9 and Note 14 of the Notes to Consolidated Financial Statements in this Annual Report for further information.

Products, Markets, and Segments

Our products consist primarily of the following:

•	Antimony: includes antimony oxide, antimony metal, and antimony trisulfide;

•	Zeolite: includes coarse and fine zeolite crushed in various sizes; and

•	Precious metals: includes unrefined and refined gold and silver.

All sales of antimony, zeolite, and precious metals products are to customers in the United States and Canada.

The Company is organized and managed by the following four segments, which represent our operating units: United States antimony segment, Mexico antimony segment, zeolite segment, and precious metals segment.

United States Antimony Segment

Our United States antimony segment consists of an antimony plant in the Burns Mining District of Sanders County in Montana, which primarily produces antimony oxide, antimony metal, antimony trisulfide, and precious metals. Antimony oxide is a fine, white powder. Our antimony oxide is used in conjunction with a halogen to form a synergistic flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper. Our antimony oxide is also used as a color fastener in paint and as a phosphorescent agent in fluorescent light bulbs. Our antimony metal is used in bearings, storage batteries and ordnance. Our antimony trisulfide is used as a primer in ammunition. The precious metals processed at this plant in Montana are included in our Precious Metals Segment.

We closed our antimony mine and mill in Montana in December 1983 because antimony ore could be purchased more economically from foreign sources. Our mine and mill are approximately 1 mile from our current antimony smelter plant in Montana. We hold one patented claim at the mine. The environmental permitting process currently precludes mining at our mine in Montana.

As a result of the mine and mill closure, we have relied on sources outside the U.S. for antimony ore since 1983, and there are risks of interruption in procurement from these sources and volatile changes in world market prices for these materials that are not controllable by us. We anticipate continuing to receive antimony ore primarily from a supplier in Canada but will continue to explore Mexico and Central America for suppliers of antimony ore, assuming economics are profitable. The acquisition of antimony ore is technically complex and a function of the country’s laws and regulations. Our purchasing consequently requires flexibility regarding supply agreements and is tailored accordingly to specific suppliers.

We estimate (but have not independently confirmed) that our present share of the domestic and international markets for antimony oxide products is approximately 4% and less than 1%, respectively. We are the only significant U.S. producer of antimony products. We believe we are competitive both domestically and world-wide due to the following:

•	We are the only U.S. domestic producer of antimony products.

•	We can ship on short notice to domestic customers.

•	We have a reputation for quality products delivered on a timely basis.

•	We have the only operating, permitted antimony smelter in the U.S.

Mexico Antimony Segment

The Company has two subsidiaries in Mexico, USAMSA and ADM. As described in the “Recent Developments” section in this Annual Report, we shut down the operational activities of USAMSA on March 11, 2024, which primarily includes the following two antimony and precious metals processing plants in Mexico: (1) the Madero smelter in Coahuila, and (2) the Puerto Blanco flotation mill, oxide circuit, and cyanide leach circuit in Guanajuato. Our Madero smelter processes antimony ore primarily into antimony metal and an intermediate stage of antimony. Our Puerto Blanco plant includes crushing equipment, a flotation mill, and an oxide circuit to process and produce an intermediate stage of antimony and a cyanide leach circuit and settling pond that recovers precious metals after the ore goes through the crushing and flotation cycles. The intermediate stage of antimony produced at Madero and Puerto Blanco is shipped to our plant in Montana for further processing to produce antimony oxide and metal. The precious metals processed at Madero and Puerto Blanco, which were shut down as well, are included in our Precious Metals Segment. The Company intends to sell or lease its USAMSA subsidiary, operations, or assets over the next year and has initiated an active search for buyers or leasing opportunities of its operations and/or existing assets.

We will maintain our existing Los Juarez mining claims and concessions in Cadereyta de Montes Queretaro, Mexico, which are included in our ADM subsidiary. There are presently no active operations at Los Juarez.

Combined United States and Mexico Antimony Segments

Combined Antimony Sales:  Following is a schedule of our antimony sales for the years ended December 31, 2023 and 2022:

Year	Antimony Sales ($)	Antimony Pounds Sold	Average Sales Price/Pound Sold
2023	$5,904,480	1,269,131	$4.65
2022	$7,631,670	1,394,036	$5.47

Antimony Price Fluctuations: We report our average antimony sales price per pound using the total antimony sales from all our antimony products, which primarily include metal, oxide, and trisulfide. However, our operating results from all our antimony products have been, and will continue to be, related to the Rotterdam antimony metal market price, which has fluctuated widely over the past several years. The Rotterdam average antimony metal market price per pound, as reported by Argus Metals, was $5.50 in 2023 and $5.99 in 2022.

The market price of antimony metal is determined by several variables out of our control. These variables include the availability and price of imported antimony metal, the quantity of new antimony metal supply, and industrial demand for antimony metal. If antimony metal prices decline and remain depressed, our revenues and profitability may be adversely affected.

Zeolite Segment

Our zeolite segment consists of a mine and mill in Preston, Idaho, Bear River Zeolite, Inc. (“BRZ”), which produces zeolite. Our zeolite is used for various purposes including soil amendment and fertilizer, water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, and other miscellaneous applications.

BRZ has a lease with Zeolite, LLC that entitles BRZ to surface mine and process zeolite on property in Preston, Idaho, in exchange for a royalty payment. The annual royalty payment is the greater of: (1) the minimum annual royalty of $60,000, adjusted annually for the Consumer Price Index for all Urban Consumers, or (2) $11.00 per ton for the first ten thousand tons, $9.90 per ton for tons in excess of ten thousand up to twenty thousand, and $8.80 per ton for tons in excess of twenty thousand. This Zeolite LLC lease also requires BRZ to pay $10,000 to the lessor on March 1 of each year during the term of the lease, which ends March 1, 2025. BRZ also pays two other royalties on the sale of zeolite products. On a combined basis, BRZ pays royalties ranging from 8% to 13% on the sale of zeolite products. In addition, BRZ can surface mine and process zeolite on property owned by the U.S. Bureau of Land Management that is adjacent to the Company’s Preston, Idaho property after obtaining required permits.

“Zeolite” refers to a group of industrial minerals that consist of hydrated aluminosilicates that hold cations such as calcium, sodium, ammonium, various heavy metals, and potassium in their crystal lattice. Water is loosely held in cavities in the lattice. BRZ zeolite is regarded as one of the best zeolites in the world due to its high cation exchange capacity (CEC) of approximately 180-220 meq/100 gr. (which predicts plant nutrient availability and retention in soil), its hardness and high clinoptilolite content (which is an effective barrier to prevent problematic radionuclide movement), its absence of clay minerals, and its low sodium content. Our zeolite is used in:

•	Soil Amendment and Fertilizer: Zeolite has been successfully used to fertilize golf courses, sports fields, parks and common areas, and high value agricultural crops.

•	Water Filtration: Zeolite is used for particulate, heavy metal and ammonium removal in swimming pools, municipal water systems, fisheries, fish farms, and aquariums.

•	Sewage Treatment: Zeolite is used in sewage treatment plants to remove nitrogen and as a carrier for microorganisms.

•

Nuclear Waste and Other Environmental Cleanup: Zeolite has shown a strong ability to selectively remove strontium, cesium, radium, uranium, and various other radioactive isotopes from solutions. Zeolite can also be used for the cleanup of soluble metals such as mercury, chromium, copper, lead, zinc, arsenic, molybdenum, nickel, cobalt, antimony, calcium, silver and uranium.

•

Odor Control: A major cause of odor around cattle, hog, and poultry feed lots is the generation of the ammonium in urea and manure. The ability of zeolite to absorb ammonium prevents the formation of ammonia gas, which disperses the odor.

•

Gas Separation: Zeolite has been used for some time to separate gases, to re-oxygenate downstream water from sewage plants, smelters, pulp and paper plants, and fishponds and tanks, and to remove carbon dioxide, sulfur dioxide and hydrogen sulfide from methane generators as organic waste, sanitary landfills, municipal sewage systems, animal waste treatment facilities, and is excellent in pressure swing apparatuses.

•

Animal Nutrition: According to certain third-party research, feeding up to 2% zeolite increases growth rates, decreases conversion rates, and prevents scours. Many cattle are currently being fed zeolite in feed lots located in the United States.

•

Miscellaneous Uses: Other uses include catalysts, petroleum refining, concrete, solar energy and heat exchange, desiccants, pellet binding, horse and kitty litter, floor cleaner, traction control, ammonia removal from mining waste, and carriers for insecticides, pesticides and herbicides.

Precious Metals Segment

Our precious metals segment consists of three precious metals recovery plants, one that is operated in conjunction with the antimony processing plant in Montana and two that were shut down on March 11, 2024 that were operated in conjunction with the antimony processing plants at our Madero and Puerto Blanco operations in Mexico. Precious metals are recovered in the leach circuit and settling pond after the ore goes through the crushing and flotation cycles. When precious metals are contained in antimony source, the metallurgical techniques employed for the recovery of antimony are altered to also recover the precious metals.  In 2023, the principal source of antimony concentrates bearing precious metals came from our Canadian supplier, who also purchases precious metals from the Company.

Concentration of Sales

During the years ended December 31, 2023 and 2022, the Company sold 10% or more of its product to the following customers:

	For the year ended
	December 31,
	2023	2022
Customer A revenue	$1,548,283	$1,882,667
Customer B revenue	1,451,950	1,863,958
Customer C revenue	1,037,307	n/a
Total customer revenue	$4,037,540	$3,746,625
Customer revenue as a % of total revenues	46%	34%

Regulatory Matters

We are subject to the requirements of the Federal Mining Safety and Health Act of 1977, the Occupational Safety and Health Administration’s regulations, the states of Montana and Idaho, federal and state health and safety statutes and Sanders County, Montana and Franklin County, Idaho health ordinances. We also must obtain and maintain various licenses and permits from various governmental agencies to operate our mines and plants and to conduct exploration. The following is a summary of governmental regulation compliance areas which we believe are significant to our business and may have a material effect on our consolidated financial statements, earnings and/or competitive position, although other regulations could be issued and/or become more material to our business and have a material effect on our consolidated financial statements, earnings and/or competitive position.

Health and Safety

We are subject to the regulations of the Mine Safety and Health Administration (“MSHA”) in the United States and the Mexico Ministry of Economy and Mining in Mexico, and work with these agencies to address issues outlined in any investigations and inspections and continue to evaluate our safety practices. We strive to achieve excellent mine safety and health performance, and attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. Achieving and maintaining compliance with regulations will be challenging and may increase our operating costs.

Licenses, Permits and Claims/Concessions

We are required to obtain various licenses and permits to operate our mines and conduct exploration and reclamation activities. Targets at our Los Juarez exploration project in Mexico can only be developed if we are successful in obtaining the necessary permits. In addition, our operations and exploration activities in Mexico are conducted pursuant to claims or concessions granted by the host government, and otherwise are subject to claims renewal and minimum work commitment requirements, which are subject to certain political risks associated with foreign operations.

Environmental

Our operations are subject to various environmental laws and regulations at the federal and state level. Compliance with environmental regulations, and litigation based on environmental laws and regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities. Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. We have about $55,000 of financial assurances, primarily in the form of surety bonds, for reclamation company-wide.

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

We accrue environmental liabilities when the occurrence of such liabilities is probable, and the costs are reasonably estimable. The initial accruals for all our sites are based on comprehensive remediation plans approved by the various regulatory agencies in connection with permitting or bonding requirements. Our accruals are further based on presently enacted regulatory requirements and adjusted only when changes in requirements occur or when we revise our estimate of costs to comply with existing requirements. When remediation activity physically commences, we can refine and revise our estimates of costs required to fulfill future environmental tasks based on contemporaneous cost information, operating experience, and changes in regulatory requirements. In instances where the costs required to complete our remaining environmental obligations are clearly determined to be in excess of the existing accrual, we have adjusted the accrual accordingly. When regulatory agencies require additional tasks to be performed in connection with our environmental responsibilities, we evaluate the costs required to perform those tasks and adjust our accrual accordingly, as the information becomes available. In all cases, however, our accrual at year-end is based on the best information available at that time to develop estimates of environmental liabilities.

Retirement and Reclamation Obligations related to our US and Mexico Antimony and Precious Metals Segments

We have retirement and reclamation obligations at our closed antimony mine and mill (“the Stibnite Hill Mine Site”) and at our active smelter and precious metals plant, all of which are in the Burns Mining District of Sanders County, Montana, and have accrued $395,811 at December 31, 2023 related to these obligations. We are under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality. Some reclamation activities have been performed under the supervision of the U.S. Forest Service and Montana Department of Environmental Quality.

We have retirement and reclamation obligations in Mexico and have accrued $571,330 at December 31, 2023 related to these obligations. These obligations are under The Secretary of Environment and Natural Resources (“SEMARNAT”) and The Federal Attorney for Environmental Protection (“PROFEPA”) based on the Program for Environmental Vigilance (“PVA”).

Retirement and Reclamation Obligation related to our Zeolite Segment

We have a retirement and reclamation obligation accrual for BRZ of $670,886 at December 31, 2023 based on the retirement and reclamation requirements of BRZ’s lease with Zeolite LLC and the regulatory authorities.

General Environmental Remediation

We believe we have accrued adequate reserves to fulfill our environmental remediation responsibilities as of December 31, 2023. We have posted cash performance bonds with a bank and the U.S. Forest Service in connection with our reclamation activities. We have made significant reclamation and remediation progress on all our properties over thirty years and have complied with regulatory requirements in our environmental remediation efforts.

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

We provide no assurance we will be able to effectively compete in any of our business areas with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on the business, financial condition and operating results.

Employees

As of December 31, 2023, we employed 83 full-time employees, 16 in Montana, 23 in Idaho, 3 in Missouri, and 41 in Mexico. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement.

Intellectual Property

We hold no material patents, licenses, franchises or concessions. However, we consider our antimony processing plants proprietary in nature.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available free of charge on the Investors portion of our website at https://www.usantimony.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site are not incorporated into this report. All website addresses in this report are intended to be inactive textual references only.

Item 1A. Risk Factors.

The following risks and uncertainties, together with the other information set forth in this report, should be carefully considered by those who invest in our securities. Any of the following material risk factors could adversely affect our business, financial condition or operating results and could decrease the value of our common or preferred stock or other outstanding securities. These are not all of the risks we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business materially if they occur.

Financial Risks

We have experienced losses in recent years and may continue to incur losses.

We have experienced a loss from operations and a net loss in each of the fiscal years ended December 31, 2019 to December 31, 2023 other than the fiscal year ended December 31, 2022. We may continue to experience losses in the future. Many of the factors affecting our operating results are beyond our control, including, but not limited to, the volatility of metals prices; smelter terms; rock and soil conditions; seismic events; availability of hydroelectric power; diesel fuel prices; interest rates; foreign exchange rates; global or regional political or economic policies; inflation; availability and cost of labor; economic developments and crises; governmental regulations; continuity of orebodies; ore grades; recoveries; performance of equipment; pandemics; global conflicts; price speculation by certain investors; and purchases and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot assure you that we will not experience net losses in the future. Continued losses may have an adverse effect on our cash balances, require us to curtail certain activities and investments, or may require us to raise additional capital or sell assets.

Macroeconomic factors, including inflation, high interest rates, recession risks, unemployment rates, rising labor costs, fiscal policy, geopolitical events, and the lagging effects of the COVID-19 pandemic, have caused downturns in key markets and created other commercial disruptions, which have and could further adversely impact our businesses.

Many macroeconomic factors affect our business and the industries and companies that purchase our products. As a result, these macroeconomic factors have and could cause further changes to demand for our products. These factors include: (i) inflation; (ii) high interest rates; (iii) recession risks; (iv) rising labor costs; (v) disruptions to supply chains; (vi) fiscal policy, (vii) geopolitical events, (viii) interruptions of international and regional commerce; and (ix) the lagging effects of the COVID-19 pandemic. Price erosion may occur as competitors become more aggressive in pricing practices. To the extent that these factors increase our costs and/or reduce demand for our products and/or increase competition due to their effects on our customers and vendors, our business, financial position, results of operations and cash flows could be adversely impacted.

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

When events or changes in circumstances indicate the carrying value of our long-lived assets may not be recoverable, we review the recoverability of the carrying value by estimating the future undiscounted cash flows expected to result from the use and eventual salvage values related to the disposition of the assets. Impairment must be recognized when the carrying value of the asset exceeds these cash flows. Recognizing impairment write-downs could negatively impact our results of operations. Metals price estimates are a key component used in the evaluation of the carrying values of our assets, as the evaluation involves comparing carrying values to the average estimated undiscounted cash flows resulting from operating plans using various metals price scenarios. Our estimates of undiscounted cash flows for our long-lived assets also include an estimate of the market value of the resources and exploration targets beyond the current operating plans.

If the prices of antimony or zeolite decline for an extended period of time, if we fail to control production or capital costs, if regulatory issues increase costs or decrease production, if the commercial value of fixed assets declines, or if we do not realize the mineable ore reserves, resources or exploration targets at our mining properties, we may be required to recognize asset write-downs in the future. In addition, the perceived market value of the resources and exploration targets of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert resources or exploration targets to reserves could significantly reduce our estimates of the value of the resources or exploration targets at our properties and result in asset write-downs.

Our profitability could be affected by the prices of other commodities.

Our profitability is sensitive to the costs of commodities such as fuel, steel, and cement. While the recent prices for such commodities have been stable or in decline, prices have been historically volatile, and material increases in commodity costs could have a significant effect on our results of operations.

We are subject to the risk of fluctuations in the relative values of the U.S. and Canadian Dollar and Mexican Peso.

We may be adversely affected by foreign currency fluctuations. Certain of our assets are located in Mexico.  Our expenses relative to our Mexico assets, and in certain cases those assets themselves, may be denominated in Mexican Pesos. Fluctuations in the exchange rates between the U.S. Dollar and the Mexican Peso may therefore have a material adverse effect on the Company’s financial results.  Mexico has experienced periods of significant inflation.  If Mexico experiences substantial inflation in the future, the Company’s costs in peso terms will increase significantly, subject to movements in applicable exchange rates. Also, we sell zeolite to customers in Canada in Canadian dollars. Significant fluctuations in the exchange rates between the U.S. Dollar and the Canadian Dollar may therefore have a material adverse effect on the Company’s financial results.

Our liabilities for environmental reclamation and retirement and safety may exceed the amounts accrued on our financial statements.

Our research, development, manufacturing and production processes involve the controlled use of hazardous materials, and we are subject to various environmental and occupational safety laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and some waste products. The risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result and any liability could exceed our financial resources. We also have ongoing reclamation and retirement projects at our facilities. Adequate financial resources may not be available to ultimately finish the reclamation and retirement activities if changes in environmental laws and regulations occur, and these changes could adversely affect our cash flow and profitability. We do not have environmental liability insurance now, and we do not expect to be able to obtain insurance at a reasonable cost. If we incur liability for environmental damages while we are uninsured, it could have a harmful effect on our financial condition and results of operations. The range of reasonably possible losses from our exposure to environmental liabilities in excess of amounts accrued to date cannot be reasonably estimated at this time.

Our accounting and other estimates may be imprecise.

Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

•	mineral reserves, resources, and exploration targets that are the basis for future income and cash flow estimates and units-of-production depreciation, depletion and amortization calculations;

•	environmental reclamation and retirement obligations;

•	permitting and other regulatory considerations;

•	asset impairments;

•	valuation of business combinations;

•	asset valuations;

•	future foreign exchange rates, inflation rates and applicable tax rates;

•	reserves for contingencies and litigation; and

•	deferred tax asset and liability valuation allowance.

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the Notes to Consolidated Financial Statements in this Annual Report.

Operational and Mining Industry Risks

Mining is an inherently speculative business. The properties on which we have the right to mine are not known to have any proven and probable reserves. We extracted zeolite without completing the technical work required to declare a mineral reserve.  If we are unable to extract zeolite at a profit, our business could fail.

Mining is a business that by its nature is speculative.  We have not completed an S-K 1300 technical report summary, nor have we declared proven and probable mineral reserves at our BRZ plant where we are extracting zeolite. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs. If we are unable to extract zeolite at a profit, our zeolite business could fail.

We are substantially dependent on a few significant customers and the ordering levels for our products may vary based on customer needs. Further, we face significant risks associated with changes in our relationship with these significant customers.

Historically, most of our revenues are concentrated with a limited number of customers. Some of the markets we serve have a limited number of customers. In 2023, three customers accounted for more than 10% of our consolidated revenues, and our three largest customers accounted for 46% of our consolidated revenues. Additionally, not all our customers make purchases every year. Because of this variability, we believe that comparisons of our operating results in any quarterly period may not be a reliable indicator of future performance.

Additionally, if our relationships with our significant customers should change materially, it could be difficult for us to immediately and profitably replace lost sales in a market with such concentration, which could have a material adverse effect on our operating and financial results. We could be adversely impacted by decreased customer demand for our products due to (i) the impact of current or future economic conditions on our customers, (ii) our customers’ loss of market share to their competitors that do not use our products, and (iii) our loss of market share with our customers. We could lose market share with our customers to our competitors or to our customers themselves, should they decide to become more vertically integrated and produce the products that we currently provide.

In addition, even if our customers continue to do business with us, we could be adversely affected by a number of other potential developments with our customers. For example:

•	The inability or failure of our customers to meet their contractual obligations could have a material adverse effect on our business, financial position and results of operations.

•

If we are unable to deliver products to our customers in accordance within the timeframe outlined in the order, the revenue associated with that order as well as future orders from that customer may not occur, which could have an adverse affect on the results of our operations and financial condition.

•	A material change in payment terms with a significant customer could have a material adverse effect on our short-term cash flows.

•

The concentration of our customer base may enable our customers to demand certain pricing and other terms unfavorable to us and make us more vulnerable to changes in demand by or issues with a given customer.

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results.

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

Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of our operations, as well as the domestic and global economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital.

Increases in energy costs may adversely affect our business, financial position, results of operations and liquidity.

Energy costs, including electrical power costs, represent one of the larger components of our cost of goods sold. As a result, the availability of electricity and other energy costs at competitive prices is critical to the profitability of our operations.

In the U.S., our facilities receive all their electricity requirements under market-based electricity contracts. These market-based contracts expose us to price volatility and fluctuations due to factors beyond our control and without any direct relationship to the price of our products. For example, extreme weather events throughout 2022 across the United States resulted in increases to power prices More recently, market disruptions in global energy markets related to the war in Ukraine caused significant increases in market-based power prices. Market-based electricity contracts expose us to market price volatility and fluctuations driven by, among other things, coal and natural gas prices, renewable energy production, regulatory changes and weather events, in each case, without any direct relationship to the price of our products. There can be no assurance that our market-based power supply arrangements will result in favorable electricity costs. Any increase in our electricity and other energy prices not tied to corresponding increases in the prices for the commodities we sell could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

The local climate sometimes affects our mining activities on our properties. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or could occasionally prevent us temporarily from conducting mining activities on our property. Because of their rural location and the lack of developed infrastructure in the area, our mineral properties in Montana and Idaho are occasionally impassable during the winter season. During this time, it may be difficult for us to access our property, maintain production rates, make repairs, or otherwise conduct mining activities on them.

Certain operations are in Mexico and may be subject to geo-political risk.

Certain operations are in Mexico.  Any political or social disruptions unique to Mexico would have a material impact on our operations, financial performance and stability. Additionally, our properties and projects are subject to the laws of Mexico, and we may be negatively impacted by the existing laws and regulations of that country, as they apply to mineral exploration, land ownership, royalty interests and taxation, and by any potential changes of such laws and regulations.

Any changes in regulations or shifts in political conditions are beyond our control or influence and may adversely affect our business, or if significant enough, may result in the impairment or loss of mineral concessions or other mineral rights.

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

The nature of these risks is such that liabilities may exceed any insurance policy coverages; the liabilities and hazards might not be insurable, or the Company might not elect to insure itself against such liabilities due to excess premium costs or other factors. Such liabilities may have a material adverse effect on our financial condition and operations and could reduce or eliminate any future profitability and result in increased costs and a decline in the value of our securities.

Our non-extractive properties may not be brought into the state of commercial production.

Development of mineral properties involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. The commercial viability of a mineral deposit depends on factors beyond our control, including the deposit's attributes, commodity prices, government policies and regulation and environmental protection. Fluctuations in the market prices of minerals may render reserves and deposits containing relatively lower grades of mineralization uneconomic. The development of our non-extractive properties will require obtaining land use consents, permits and the construction and operation of mines, processing plants and related infrastructure. We are subject to all the risks associated with establishing new mining operations, including:

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

The capital costs to take projects into commercial production may be significantly higher than anticipated.  Capital costs, operating costs, production and economic returns and other estimates may prove to differ significantly from those used by us to decide to commence extraction, and there can be no assurance that our actual capital and operating costs will not be higher than currently anticipated. Due to higher capital and operating costs, production and economic returns may differ significantly from those we anticipated.

We may face equipment shortages, access restrictions and lack of infrastructure.

Natural resource exploration, development and mining activities are dependent on the availability of mining, drilling and related equipment in the areas where such activities are conducted. A limited supply of such equipment or access restrictions may affect the availability of such equipment to us and may delay exploration, development or extraction activities.  Certain equipment may not be immediately available or may require long lead-time orders. A delay in obtaining necessary equipment for mineral exploration, including drill rigs, could have a material adverse effect on our operations and financial results.

Mining, processing, development and exploration activities also depend, to one degree or another, on the availability of adequate infrastructure. Reliable roads, bridges, power sources, fuel and water supply and the availability of skilled labor and other infrastructure are important determinants that affect capital and operating costs. The establishment and maintenance of infrastructure, and services are subject to several risks, including risks related to the availability of equipment and materials, inflation, cost overruns and delays, political or community opposition and reliance upon third parties, many of which are outside our control. The lack of availability of acceptable terms or the delay in the availability of any one or more of these items could prevent or delay the development or ongoing operation of our projects.

Exploration of mineral properties is less intrusive and requires fewer surface and access rights than properties developed for mining. No assurances can be provided that we will be able to secure required surface rights on favorable terms, or at all. Any failure by us to secure surface rights could prevent or delay the development of our projects.

Insurance may not be available to us.

Mineral exploration and processing is subject to risks of human injury, environmental and legal liability and loss of assets. We may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or, in some cases, insurance may not be available for certain risks. The occurrence of events for which we are not insured could have a material adverse effect on our financial position or results of operations.

Our business depends on the availability of skilled personnel and good relations with employees.

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

We rely on a variety of information technology and automated systems to manage and support our operations. For example, we depend on our information technology systems for financial reporting, database management, operational and investment management and internal communications. These systems contain our proprietary business information and personally identifiable information of our employees. The proper functioning of these systems and the security of this data is critical to the efficient operation and management of our business. In addition, these systems could require upgrades as a result of technological changes or growth in our business. These changes could be costly and disruptive to our operations and could impose substantial demands on management time. Our systems and those of third-party providers, could be vulnerable to damage or disruption caused by catastrophic events, power outages, natural disasters, computer system or network failures, viruses, ransomware or malware, physical or electronic break-ins, unauthorized access, or cyber-attacks.

We have experienced cybersecurity incidents, primarily related to phishing emails, and may in the future experience, whether directly or indirectly, cybersecurity incidents. While prior incidents have not materially affected our business strategy, results of operations, or financial condition, there is no guarantee that a future cyber incident would not materially affect our business strategy, results of operations, or financial condition.

Any security breach could compromise our networks, and the information contained therein could be improperly accessed, disclosed, lost or stolen. Because techniques used to sabotage, obtain unauthorized access to systems or prohibit authorized access to systems change frequently and generally are not detected until successfully launched against a target, we may not be able to anticipate these attacks nor prevent them from harming our business or network. Any unauthorized activities could disrupt our operations, damage our reputation, be costly to fix or result in legal claims or proceedings, any of which could adversely affect our business, reputation or operating results.

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

Organizational and Common Stock Risks

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

If we lose any of our key personnel, we may encounter difficulty replacing their expertise, which could impair our ability to implement our business plan successfully.

We believe that our ability to implement our business strategy and our future success depends on the continued employment of our management team. The loss of the technical knowledge and mining industry expertise of these key employees could make it difficult for us to execute our business plan effectively and could cause a diversion of resources while we seek replacements.

In addition, our operations require employees, consultants, advisors and contractors with a high degree of specialized technical, management and professional skills, such as engineers, trades people, geologists and equipment operators. We compete both locally and internationally for such professionals. We may be unsuccessful in attracting and maintaining key employees. If we are unable to acquire the talents we seek, we could experience higher operating costs, poorer results, and an overall lack of success in implementing our business plans.

The price of our common stock has a history of volatility and could decline in the future.

Shares of our common stock are listed on NYSE American. The market price for our common stock has been volatile, often based on:

•	changes in metals prices, particularly antimony;

•	our results of operations and financial condition as reflected in our public news releases or periodic filings with the SEC;

•	factors unrelated to our financial performance or prospects, such as global economic developments, market perceptions of the attractiveness of industries, or the reliability of metals markets;

•	political and regulatory risk;

•	the success of our exploration, pre-development, and capital programs;

•	ability to meet production estimates;

•	environmental, safety and legal risk;

•	the extent and nature of analytical coverage concerning our business;

•	the trading volume and general market interest in our securities; and

•	delayed financial filings with the Securities Exchange Commission.

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

Our Series B preferred stock has a liquidation preference of $1.00 per share or $750,000 plus accumulated dividends.

If we were liquidated, holders of our preferred stock would be entitled to receive approximately $750,000 plus any accumulated and unpaid dividends from any liquidation proceeds before holders of our common stock would be entitled to receive any proceeds.

Our Series C preferred stock has a liquidation preference of $0.55 per share or $97,847.

If we were liquidated, holders of our preferred stock would be entitled to receive approximately $97,847 from any liquidation proceeds before holders of our common stock would be entitled to receive any proceeds.

We do not expect to pay dividends to our stockholders in the foreseeable future.

We have no plans to pay dividends in the foreseeable future. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time.

The issuance of additional equity securities in the future could adversely affect holders of our common stock.

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

Legal, Regulatory, and Compliance Risks

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements and other required disclosures and to comply with applicable laws and regulations could be impaired. Also, if deficiencies in our internal control over financial reporting are not properly remediated, it could adversely affect our business and results of operations.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of NYSE American, and other applicable securities rules and regulations. Compliance with these rules and regulations may be difficult, time-consuming, or costly, and compliance may increase demand on processes, systems, and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. Management reviews the Company’s internal control over financial reporting to determine if it is effective. A control deficiency exists when the design, operation, or lack of a control does not allow management or employees to prevent, or detect, and correct, misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As described in “Item 9A. Controls and Procedures” of this Annual Report, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2023 due to material weaknesses in our internal control over financial reporting. The identified material weaknesses related primarily to lack of segregation of duties. We intend to take the necessary steps to remediate these material weaknesses. However, we cannot assure you that we will be successful in implementing effective internal control over financial reporting during 2024 or that, once implemented, such controls will remain effective.

It may require significant resources and management oversight to effectively comply with our regulatory obligations and to avoid future violations. In addition, significant resources and management oversight may also be required to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting. As a result of our efforts to comply with the above rules and regulations, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses. We may be unable to comply despite such efforts. Any failure to comply with applicable regulations could adversely affect our stock price and our ability to make accurate and timely financial and other disclosures to investors, attract and maintain key personnel and investors, and use our funds for intended purposes. It may also subject us to the risk of litigation or regulatory enforcement actions against us.

We may be unable to comply with NYSE American continued listing standards and our common stock may be delisted from the NYSE American market, which would likely cause the liquidity and market price of the common stock to decline.

Our common stock is currently listed on the NYSE American. We are subject to the continued listing standards of the NYSE American and such exchange will consider suspending dealings in, or delisting, securities of an issuer that does not meet its continued listing standards. We may not be able to satisfy these requirements. In the past, NYSE American has notified us of certain alleged violations by our company of the NYSE American continued listing requirements. In addition, in early fiscal year 2023, we determined that one of the members of our Board’s Audit Committee, Joseph Bardswich, did not satisfy the SEC and NYSE American independence requirements applicable to an Audit Committee member, because he was concurrently receiving compensation for serving as our geologic and investor relations consultant. We believe that we have regained compliance with the Audit Committee independence requirements by replacing Mr. Bardswich with Dr. Aguirre on the Audit Committee. However, we cannot assure you that our past deficiencies will not affect the continued listing of our common stock on the NYSE American.

To maintain our NYSE American listing, we must maintain certain standards, such as various corporate governance standards as well as minimum levels or values related to share price, shareholders’ equity balance, market capitalization value, and various share distribution levels.  In addition to objective standards, the NYSE American may delist the securities of any issuer, among other reasons, if the issuer sells or disposes of principal operating assets, ceases to be an operating company or has discontinued a substantial portion of its operations or business for any reason or the NYSE American otherwise determines that the securities are unsuitable for continued trading. We may not be able to satisfy these standards and remain listed on the NYSE American.

A delisting of our common stock could also adversely affect our reputation, ability to raise funds through the sale of equity or securities convertible into equity and the terms of any such fundraising, the liquidity and market price our common stock and the ability of broker-dealers to purchase the common stock.

We face substantial governmental regulations, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law.

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

U.S. surface and underground mines like those at our Preston Operations are inspected periodically by MSHA, which inspections often lead to notices of violation under the Mine Safety and Health Act. Our facilities or mines at Preston Idaho could be subject to a temporary or extended shutdown due to a violation alleged by MSHA. For more information on the status of inspections by MSHA, see Note 10 of the Notes to Consolidated Financial Statements in this Annual Report for the status of MSHA inspections.

Some mining laws prevent mining companies that have been found to (i) have engaged in environmentally harmful conduct or (ii) be responsible for environmentally harmful conduct engaged in by affiliates or other third parties, including in other jurisdictions, from maintaining current or obtaining future permits until remediation or restitution has occurred. If we are found to be responsible for any such conduct, our ability to operate existing projects or develop new projects might be impaired until we satisfy costly conditions.

We cannot assure you that we will always be in compliance with applicable laws, regulations and permitting requirements. Failure to comply with applicable laws, regulations and permitting requirements may result in lawsuits or regulatory actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. Any one or more of these liabilities could have a material adverse impact on our financial condition.

In addition to existing regulatory requirements, legislation and regulations may be adopted, regulatory procedures modified, or permit limits reduced at any time, any of which could result in additional exposure to liability, operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties. Mining accidents and fatalities or toxic waste releases, whether at our mines or related to metals mining, may increase the likelihood of additional regulation or changes in law or enhanced regulatory scrutiny. In addition, enforcement or regulatory tools and methods available to regulatory bodies such as MSHA or the U.S. Environmental Protection Agency (“EPA”), which have not been or have infrequently been used against us or the mining industry, in the future could be used against us or the industry in general.

 From time to time, the U.S. Congress considers proposed amendments to the 1872 Mining Law, which governs mining claims and related activities on federal lands. The extent of any future changes is not known and the potential impact on us because of U.S. Congressional action is difficult to predict. Changes to the 1872 Mining Law, if adopted, could adversely affect our ability to economically develop mineral reserves on federal lands. For example, in 2021 the U.S. Congress debated imposing royalties on minerals extracted from federal lands. Although legislation was not passed as of the date of this report, it is possible that in the future royalties or taxes will be imposed on mining operations conducted on federal land, which could adversely impact our financial results.

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

Some of the mining wastes from our U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. In addition, if any of these wastes or other substances we release or cause to be released into the environment cause or has caused contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on our tailings and waste disposal areas under the federal Clean Water Act.

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

Laws in the U.S. such as CERCLA and similar state laws may expose us to joint and several liability or claims for contribution made by the government (state or federal) or private parties. Moreover, exposure to these liabilities arises not only from our existing but also from closed operations, operations sold to third parties, or operations in which we had a leasehold, joint venture, or other interest. Because liability under CERCLA is often alleged on a joint and several basis against any property owner or operator or arranger for the transport of hazardous waste, and because we have been in operation since around 1968, our exposure to environmental claims may be greater because of the bankruptcy or dissolution of other mining companies which may have engaged in more significant activities at a mining site than we but which are no longer available for governmental agencies or other claimants to make claims against or obtain judgments from. Similarly, there is also the potential for claims against us based on agreements entered into by certain affiliates and predecessor companies relating to the transfer of businesses or properties, which contained indemnification provisions relating to environmental matters. In each of the types of cases described in this paragraph, the government (federal or state) or private parties could seek to hold the Company liable for the actions of their subsidiaries or predecessors.

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

We are required by U.S. federal and state laws and regulations and by laws and regulations in the foreign jurisdictions in which we operate to reclaim our mining properties. The specific requirements may change and vary among jurisdictions, but they are similar in that they aim to minimize long term effects of exploration and mining and processing disturbance by requiring the control of possible deleterious effluents and re-establishment to some degree of pre-disturbance land forms and vegetation. In some cases, we are required to provide financial assurances as security for reclamation costs, which may exceed our estimates for such costs. Conversely, our reclamation costs may exceed the financial assurances in place and those assurances may ultimately be unavailable to us.

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

We cannot guarantee title to all our properties as the properties may be subject to prior mineral rights applications with priority, prior unregistered agreements or transfers or indigenous peoples' land claims, and title may be affected by undetected defects. Certain of the mineral rights held by us are held under applications for mineral rights or are subject to renewal applications and, until final approval of such applications is received, our rights to such mineral rights may not materialize and the exact boundaries of the Company's properties may be subject to adjustment. For our operations in Mexico, we hold mining claims, mineral concession titles and mining leases that are obtained and held in accordance with the laws of the country, which provide the Company the right to exploit and explore the properties. The validity of the claims, concessions and leases could be uncertain and may be contested. Although we have conducted title reviews of our property holdings, title review does not necessarily preclude third parties (including governments) from challenging our title. In accordance with mining industry practice, we do not generally obtain title opinions until we decide to develop a property. Therefore, while we have attempted to acquire satisfactory title to our undeveloped properties, some titles may be defective.  We do not maintain title insurance on our properties.

There is uncertainty as to the termination and renewal of our mining concessions.

Under the laws of Mexico, mineral resources belong to the state, and therefore, concessions are required to explore or exploit mineral reserves. In Mexico, mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to Mexican mining law and regulations thereunder.

Mining concessions in Mexico may be terminated if the obligations of the concessioner are not satisfied. In Mexico, we are obligated, among other things, to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, to provide information to the Ministry of Economy and to allow inspections by the Ministry of Economy. Any termination or unfavorable modification of the terms of one or more of our concessions, or failure to obtain renewals of such concessions subject to renewal or extensions, could have an adverse effect on our financial condition and prospects.

Mexican economic and political conditions, as well as drug-related violence, may have an adverse impact on our business.

The Mexican economy is highly sensitive to economic developments in the United States, mainly because of its high level of exports to this market. Other risks in Mexico are increases in taxes on the mining sector, higher royalties, and increased government regulations, requirements, and restrictions on Value Added Tax (“VAT” or “IVA”) refunds. As has occurred in other metal producing countries, the mining industry may be perceived as a source of additional fiscal revenue.

In addition, public safety organizations in Mexico are under significant stress, because of drug-related violence. This situation creates potential risks, particularly for transportation of minerals and finished products, which may affect a small portion of our production. Drug-related violence has had a limited impact on our operations, as it has tended to concentrate outside of our areas of production. The potential risks to our operations might increase if the violence spreads to our areas of production.

As described in the “Recent Developments” section in this Annual Report, the Company announced the shutdown of the operational activities of USAMSA, which primarily includes USAMSA’s Madero and Puerto Blanco antimony and precious metals plants in Mexico. The Company intends to sell or lease its USAMSA entity, operations, or assets over the next year. However, we cannot provide any assurance that political developments and economic conditions in Mexico, including any changes to economic policies, changes to government regulations, requirements, and restrictions on VAT refunds, the adoption of other reforms proposed by existing or future administrations in Mexico, or the advent of drug-related violence in the country, will have no material adverse effect on the price of our securities, our ability to obtain financing, and our results of operations or financial condition.

Mexican inflation, restrictive exchange control policies and fluctuations in the peso exchange rate may adversely affect our financial condition and results of operations.

Although all our Mexican operations’ sales of metals are priced and invoiced in U.S. dollars, a substantial portion of its costs are denominated in pesos. Accordingly, when inflation in Mexico increases without a corresponding depreciation of the peso, the net income generated by our Mexican operations is adversely affected. The peso has been subject in the past to significant volatility, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future.

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

Not realizing the value of our USAMSA assets in Mexico upon sale, lease, or disposal may adversely affect our results of operations and financial condition.

The Company may not be able to obtain the value it expects or the net book value of its USAMSA assets upon sale or lease and the Company may not be able to sell or lease the assets of USAMSA, which would adversely affect the results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

As a smaller reporting company, we are not required to provide disclosure under this item.

Item 1C. Cybersecurity.

Risk Management and Strategy

Our cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats, effective management of security risks, and resiliency against incidents. Our cybersecurity risk management processes include accessing security controls, monitoring systems, tools and related services from third-party providers, and management oversight to assess, identify and manage material risks from cybersecurity threats. We engage a third-party information security officer who maintains, monitors, and ensures the security of our digital assets. We implement risk-based controls to protect our information, the information of our customers, suppliers, and other third parties, our information systems, our business operations, and our products. We maintain security programs that include physical and technical safeguards. We monitor cybersecurity vulnerabilities and potential attacks, and we evaluate the potential operational and financial effects of any threat and of cybersecurity countermeasures made to defend against such threats. We continue to integrate our cyber practices into our enterprise risk management practices, which is overseen by our Board of Directors. In addition, we assess the risks from cybersecurity threats, periodically engage third-party tools to assist us in enhancing and monitoring our cybersecurity risks, primarily spam and suspicious email filters, and regularly back up company information.

We have experienced cybersecurity incidents, primarily related to phishing emails, and may in the future experience, whether directly or indirectly, cybersecurity incidents. While prior incidents have not materially affected our business strategy, results of operations, or financial condition, there is no guarantee that a future cyber incident would not materially affect our business strategy, results of operations, or financial condition. See risks related to cybersecurity and business disruptions in “Risk Factors” in this Form 10-K.

Governance

Our Board of Directors is responsible for risk oversight. Our chief executive officer and chief financial officer, with input from and potentially attendance by our third-party information security officer, provide presentations to the Board of Directors on cybersecurity risks or threats as necessary. In the event of a potentially material cybersecurity event, the Chairman of the Board is notified and briefed, and a meeting of the full Board of Directors would be held, as appropriate.

Management and the Company’s third-party information security officer discuss information technology needs and activity and assess and manage material cybersecurity risks and the Company’s practices for the prevention, detection, mitigation, and remediation of cybersecurity incidents, as necessary and appropriate. Our third-party information security officer has 30 years of experience in the IT management field and has consulted with large and mid-size corporations on proper IT processes and security. Our CEO during the year ended December 31, 2023 and our CFO have managed information technology departments during their careers. Our CFO was trained as an auditor and an information technology auditor at the public accounting firm of Ernst & Young LLP and audited public companies, information technology departments, and third-party information technology service providers for 12 years.

Item 2. Properties.

The following table provides a summary of the properties we were affiliated with at December 31, 2023:

Segment	Location	Owned or Leased	Mine, Mill, Processing Plant, or Warehouse	Active or Inactive	Own Mining Claims	Executed Surface Rights Agreement
US Antimony	Sanders County, Montana	Owned	Processing Plant	Active	n/a	n/a
US Antimony	Sanders County, Montana	Owned	Mine and Mill	Inactive	Yes	n/a
Mexico Antimony	Madero in Coahuila, Mexico	Owned	Processing Plant	Active (A)	n/a	n/a
Mexico Antimony	Puerto Blanco in Guanajuato, Mexico	Owned	Processing Plant	Active (A)	n/a	n/a
Mexico Antimony	Los Juarez, Mexico	Leased	Mine	Active	(B)	(B)
Zeolite	Preston, Idaho	Leased	Mine and Processing Plant	Active	Yes	Yes
Precious Metals	Sanders County, Montana	Owned	Processing Plant	Active	n/a	n/a
Precious Metals	Puerto Blanco and Madero in Mexico	Owned	Processing Plant	Active (A)	n/a	n/a
Zeolite	Lethbridge, Canada	Leased	Warehouse	Active	n/a	n/a

(A) As described in the “Recent Developments” section in this Annual Report, the Company announced the shutdown of the operational activities of USAMSA, which primarily includes USAMSA's Madero and Puerto Blanco antimony and precious metals plants in Mexico. The Company intends to sell or lease its USAMSA entity, operations, or assets over the next year and has initiated an active search for buyers or leasing opportunities of its operations and/or existing assets.

(B) Mining claims are owned by ADM other than two mining claims that have been purchased by ADM, but ownership has not transferred to ADM. Executed surface rights agreements exist with ADM other than one surface rights agreement that has lapsed, and a new agreement will be negotiated.

Although we extract minerals from the Bear River Zeolite property in Idaho that we later process and sell, we have not prepared a technical report summary for the Bear River Zeolite property making a determination on the property’s mineral resources or mineral reserves.

There are no material encumbrances on any of our properties.

Also, we own the following properties that are not material:

•	A house in Preston, Idaho, which is used to house workers who are working at our zeolite operation; and
•	Our corporate office is at our plant in Sanders County, Montana.

DESCRIPTION OF PROPERTIES

Properties in Sanders County, Montana

We own 14 acres of land in the Burns Mining District in Sanders County, Montana, where we operate a plant that includes our antimony smelter plant, which is our US Antimony Segment, and our precious metals equipment, which is in our Precious Metals Segment. The plant was built in 1971 and started operating in 1972. We built the road system, but it was purchased and is currently operated and maintained by the USFS. The antimony smelter plant includes furnaces of a proprietary design to produce antimony metal, antimony oxide, antimony trisulfide, and various other antimony products. We have 6 operational Small Rotary Furnaces (SRF’s) and 2 operational electric furnaces and have permits for up to 9 SRF’s and 4 electrical furnaces. The SRF’s are used to roast various antimony ore inputs and can produce either finished antimony oxide or finished antimony metal in the form of ingots. The electrical furnaces are used to produce antimony trisulfide. The furnaces are maintained to modern standards. Annual antimony production was approximately 1,181,000 pounds in 2023 and approximately 1,291,000 pounds in 2022. This plant is also equipped for the treatment and production of precious metals. Annual gold production was approximately 36 ounces in 2023 and approximately 44 ounces in 2022. Annual silver production was approximately 21,400 ounces in 2023 and approximately 25,100 ounces in 2022. We do not mine at this plant but rather process ore only.

Our mine and mill in Montana, which are approximately 1.5 miles (3 miles by USFS roads) northwest of our smelter and precious metals plant on National Forest Road 2179 and approximately 4,100 feet north of Prospect Creek, hold one five-acre patented mill site that we own in fee-simple. Our mine was an underground antimony mine known as the Stibnite Hill Mine (Operating Permit #00045). Our mine and mill operated from approximately 1968 to 1983 when they suspended operations because antimony ore could be purchased more economically from foreign sources. As a result, since 1983, we have relied on sources outside the U.S. for antimony ore, which is used by our smelter and precious metals plant. There are no plans to resume mining, although the mineral rights have been retained on the patented mining claims. Currently, the environmental permitting process precludes any mining at this site.

Our antimony smelter plant is approximately 16 miles west of Thompson Falls on Montana Secondary Highway 471 with GPS coordinates latitude 47.548077 north and longitude 115.591828 west. Our plant is approximately 850 feet north-northeast of Prospect Creek in Cox Gulch, which resides in the northern Bitterroot Mountain range. This Highway 471 is asphalt, and the property is accessible by car or truck. There is a smaller airport, Sanders Airport, that is about 2 hours from our plant and a major airport in Spokane, WA, that is about 2 and a half hours from our plant. The plant is serviced with electricity from Northwestern Energy, and water is pumped from a well. Personnel are sourced from nearby cities like Belknap, Plains, and Missoula. Our plant is considered a large quantity generator (“LQG”) of hazardous waste and must comply with the Montana Hazardous Waste Act, which is regulated by the Montana Department of Environmental Quality (“DEQ”). Following are location maps related to this property:

27

Properties in Mexico

The Company has two subsidiaries in Mexico, USAMSA and ADM. As described in the “Recent Developments” section in this Annual Report, we shut down the operational activities of USAMSA on March 11, 2024, which primarily includes our two antimony and precious metals processing plants in Mexico as follows: (1) the Madero smelter in Coahuila, and (2) the Puerto Blanco flotation mill, oxide circuit, and cyanide leach circuit in Guanajuato. The Company intends to sell or lease its USAMSA entity, operations, or assets over the next year and has initiated an active search for buyers or leasing opportunities of its operations and/or existing assets. The Company will maintain its existing Los Juarez mining claims and concessions in Cadereyta de Montes Queretaro, Mexico, which are included in our ADM subsidiary. There are presently no active operations at Los Juarez.

The following map shows the location of the properties in Mexico we are affiliated with at December 31, 2023, including the location of our freight forwarder and the Wadley mine, both of which we have no affiliation:

Los Juarez Antimony Mine in Queretaro, Mexico

The Los Juarez Property is in the state of Queretaro, Mexico. In 2019, we commenced open pit mining on our Los Juarez property and extracted 2,000 metric tons to test at our Puerto Blanco flotation mill in Mexico.  However, extraction was halted in 2020 to conduct several rounds of geological study. Further study is ongoing, and depending on the results, the Company will decide what course of action to take. There has been no mining of the Los Juarez property since 2020. Some of the major equipment at the site includes an excavator, an older Cat D-6, a gas welder/generator, a small break shack, and an explosives magazine, all of which are functional.

The Los Juarez property consists of:

1.

San Miguel I and II mining claims, which were purchased by ADM for $1,480,500 and paid in full as of December 31, 2018. The transfer of ownership of the mining claims to ADM is still in process. The property consists of 100 acres (40 hectares);

2.	San Juan I and II mining concessions, which are concessions owned by ADM and include 1,152 acres (466 hectares); and

3.

San Juan III mining concession, which is held by a lease agreement by ADM, the terms of which include a monthly payment of $1,000 and a 10% royalty based on the net smelter returns of USAMSA. It consists of 529 acres (214 hectares).

The concessions collectively constitute 1,780 acres (720 hectares). The claims are accessed by roads that lead to highways. The Los Juarez property is approximately 40 kms (about 24.85 mi) by road from the town of Vizzaron. It is located within 4 kms of the ejido of Los Juarez situated near the top of the mountain.  GPS coordinates at the center of the Los Juarez property are 20.86528, -99.67590. The property is accessible by truck by paved road except for the last 4 kms which is a dirt road made by the Company. Following are location maps related to this property:

Puerto Blanco Flotation Mill and Precious Metals Processing Plant in Guanajuato, Mexico

The flotation mill known as Puerto Blanco is in Guanajuato, Mexico. The Puerto Blanco property is owned by USAMSA. Construction started on the property in 2010 and the plant was shut down on March 11, 2024, as described in the “Recent Developments” section in this Annual Report. The Puerto Blanco property is about 100 acres. The flotation mill and oxide circuit are part of the Mexico Antimony Segment, and the cyanide leach circuit is part of the Mexico portion of the Precious Metals Segment.  The flotation mill has a capacity of 100 metric tons per day and can be used for the processing of ore from Los Juarez and other third-party properties. An oxide circuit was added to the plant in 2013 and 2014 to mill oxide ores from Los Juarez and other properties. The capacity of the oxide circuit is 50 tons per day. In 2019 a cyanide leach circuit for recovery of precious metals was built and permits were obtained for this circuit. This cyanide leach circuity is not yet in operation and has not been used. Puerto Blanco processed approximately 20,000 pounds of antimony ore in 2023, which contained antimony of an average of approximately 25%, and approximately 40,000 pounds of antimony ore in 2022, which contained antimony of an average of approximately 32%.

The Puerto Blanco property is approximately 15 kms (about 9.32 mi) north of the city of San Jose Iturbide along state highway 57 in the state of Guanjuato, Mexico with GPS coordinates of 21.07827, -100.54144 and is located approximately 144 kms (about 89.48 mi) from our Los Juarez property. It is accessible by highway to all vehicles. Following are location maps related to this property:

Madero Smelter and Precious Metals Processing Plant in Coahuila, Mexico

The Madero antimony smelter at Estacion Madero, in the Municipio of Parras de la Fuente, Coahuila, Mexico, is part of the Mexico Antimony Segment. The Madero property is owned by USAMSA. Construction started on the property in 2009 and the plant was shut down on March 11, 2024, as described in the “Recent Developments” section in this Annual Report. The property is about 16 acres with seventeen small rotating furnaces (“SRF’s”) and four large rotating furnaces (“LRF”) with an associated stack and scrubbers. The plant has a feed capacity of 14 to 25 metric tons of ore per day depending on the grade of the feedstock. If the feedstock is 45% antimony, we believe the smelter could produce as much as 10 million pounds of contained antimony annually. The Madero antimony production is sold as metal or crude oxide, the oxide of which is shipped to our plant in Montana to produce finished antimony products. In 2019, we completed the installation of a caustic leach circuit to process concentrates from the Puerto Blanco cyanide leach plant containing any precious metals from our Los Juarez Mining property, which is part of the Mexico portion of the Precious Metals Segment and which has not been used. Annual antimony finished goods production was 189,965 pounds of antimony metal and oxide in 2023 and 352,949 pounds of antimony metal and oxide in 2022.

This property is about 7 kms north of the gas station known as Paila Coahuila and less than 1 km from a railroad and the ejido Estacion Madero, Coahuila. Paila is about halfway between Torreon and Saltillo, both in the state of Coahila on state highway 40, and is accessible by truck. Electricity is supplied by CFE, the socialized electricity provider in Mexico and provides adequate and fairly reliable power.  Water is sourced from a well at the smelter.  Personnel are sourced mainly from the nearby community of about 100 people. Following is a location map related to this property:

Bear River Zeolite Mine and Processing Plant in Preston, Idaho

Bear River Zeolite (“BRZ”), which represents our Zeolite Segment, has operated a mine and processing plant on private land owned by Zeolite, LLC since 2000. BRZ leases 320 acres from Zeolite, LLC that entitles BRZ to surface mine and process zeolite on property in Preston, Idaho, in exchange for a royalty payment. The annual royalty payment is the greater of: (1) the minimum annual royalty of $60,000, adjusted annually for the Consumer Price Index for all Urban Consumers, or (2) $11.00 per ton for the first ten thousand tons, $9.90 per ton for tons in excess of ten thousand up to twenty thousand, and $8.80 per ton for tons in excess of twenty thousand. This Zeolite LLC lease also requires BRZ to pay $10,000 to the lessor on March 1 of each year during the term of the lease, which ends March 1, 2025. BRZ also pays two other royalties based on the sale of zeolite products. On a combined basis, BRZ pays royalties ranging from 8% to 13% on the sale of zeolite products. BRZ has all necessary MSHA and operational permits and is regularly inspected by MSHA for compliance with State and Federal requirements. See Note 10 of the Notes to Consolidated Financial Statements in this Annual Report for the status of inspections by MSHA. Annual zeolite production was approximately 10,100 tons in 2023 and approximately 13,000 tons in 2022. In addition, BRZ can surface mine and process zeolite on the 480 acres of property owned by the U.S. Bureau of Land Management and held by our 24, 20-acre Placer claims, that is adjacent to the Company’s Preston, Idaho property, after obtaining required permits.

The deposit on the land owned by Zeolite, LLC is a thick, sedimentary deposit of zeolitized volcanic ash of Tertiary age known as the Salt Lake Formation. The sedimentary interval where the clinoptilolite occurs is over 1,000 feet thick. Thick intervals of the zeolite are separated by thin limestone and sandstone beds deposited in the freshwater lake where the volcanic ash accumulated. The deposit includes an 800-foot mountain. Zeolite can be sampled over a vertical extent of 800 feet on more than 700 acres. The current pit covers more than 3 acres.

Depending on the location, the zeolite is overlain by 1 to 12 feet of zeolite-rich soil. On the ridges, the cover is very little, and in the draws, the soil is thicker. The overburden is stripped using a tractor dozer, moved to the toe of the pit, and will eventually be dozed back over the pit for reclamation.

Although near-surface rock is easily ripped, it is more economical to drill and blast it as breakage is generally good. Initial benches are 20 feet high, and each bench is accessed by a road.

Haulage is over approximately 4,000 feet of road on an uphill grade of 2.5% to the mill. On higher benches, the grade will eventually be downhill. Rock trucks are being used to haul 18 to 20 tons per load, and the cycle time is approximately 30 minutes.

BRZ is in the southeast corner of Idaho and is accessible by seven miles of paved road and about l/4 mile of gravel road from Preston, Idaho. Preston is a city in Franklin County, Idaho and is near the major north-south Interstate Highway 15 to Salt Lake City, UT or Pocatello, ID. Water is sourced from the landowner during the early spring and summer months.  Late summer, water is generally scarcer but is obtained from the same source. Electricity is provided by the local electric company and is fairly reliable.  Personnel are sourced, mainly from Preston, but also from North Logan. Following are location maps related to this property:

Location Map

Item 3. Legal Proceedings.

United States Antimony Corporation is not a party to any pending material legal proceedings. No director, officer or affiliate of United States Antimony Corporation and no owner of record or beneficial owner of more than 5% of the Company’s securities or any associate of any such director, officer or security holder is a party adverse to United States Antimony Corporation or has a material interest adverse to United States Antimony Corporation in reference to pending litigation.

Historically, from time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At December 31, 2023 and December 31, 2022, the Company had no accrued liabilities relating to such assessments. However, in 2023, Bear River Zeolite Company (“BRZ”), a wholly owned subsidiary of the Company, received fourteen significant and substantial citations and three orders from MSHA, all of which have been rectified by BRZ prior to the filing of this Annual Report. BRZ works to create a safe environment for its employees at its plant; however, there can be no assurances that future MSHA inspections will not have a material adverse impact on the Company’s results of operations and financial condition.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

The principal market for our common stock is the NYSE American where it is traded under the symbol UAMY.

Holders of Record

The approximate number of shareholders of record of our common stock at December 31, 2023 is 10,956. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in street name or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have not declared or paid any cash dividends to our common stockholders during the last five years and do not anticipate paying cash dividends on our common stock in the foreseeable future. Instead, we expect to retain earnings for the operation, improvement, and expansion of our business.

On November 28, 2022, the Company declared a dividend on the Series D Preferred Stock in the aggregate amount of $787,730, which was included in “dividends payable” in the Consolidated Balance Sheet at December 31, 2022 and was paid on January 18, 2023.

Sales of Unregistered Equity Securities

On August 24, 2022, the Company issued 132,980 shares of common stock to the board of directors to satisfy the stock payable to directors for their board services of $62,501 that were outstanding and accrued at December 31, 2021.

On November 28, 2022, the holders of 1,692,672 outstanding shares of Series D Preferred stock, which represents all outstanding shares of Series D Preferred Stock, agreed to convert their preferred shares for 1,692,672 shares of common stock of the Company. As of December 31, 2022, common shares had not yet been issued in conversion of the preferred shares. On January 25, 2023, the holders of such shares of Series D Preferred stock converted their respective preferred shares and the Company issued 1,692,672 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2023 is described in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s common stock during the quarter ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

Our Company has been building its business strategy since inception around 1970. This strategy started with its antimony and precious metals operations in Montana and then continued with the antimony and precious metals operations in Mexico and the zeolite operations in Idaho. Antimony mining was halted in the U.S., including our antimony mining in Montana, in the 1980’s due to less expensive antimony ore imported into the U.S. from other countries, primarily China. However, the Company continues to process antimony ore into finished antimony oxide, metal, trisulfide, and other products at its plant in Montana.

Since the 1980s, our Company has been attempting to secure antimony mining and processing operations in Mexico to restore a vertically integrated antimony mining to marketing process. The building of operations in Mexico since 2009 has been costly with expenditures on fixed assets of approximately $13 million. Along with this capital spent on fixed assets, our Mexico operations have generated losses cumulatively since inception. As a result, the Company shut down the operational activities in Mexico on March 11, 2024, as described in the “Recent Developments” section of this Annual Report.

Our zeolite operations are vertically integrated from mining to selling zeolite. We review initiatives to ensure an adequate return on our investment. We also review the performance of our segments and our Company with a focus on generating positive cash flow. In addition, we are focused on improving our customer service based on the needs of our customers. A cornerstone of our strategy is the well-being of our employees as they are our most valuable asset. Our mission is to service our employees, customers, and vendors well and grow our business profitably both organically as well as through strategic acquisitions to increase shareholder value. Recently, our Company added some key elements and personnel to its strategy related to customer service, finance, and plant management along with several new board members to help achieve our goals and our mission.

Consolidated Financial Information

Comparison of the Years Ended December 31, 2023 and 2022

Consolidated Statements of Operations Information:	For the year ended
	December 31,
	2023	2022
Revenues	$8,693,155	$11,044,707
Costs of revenues	12,037,939	9,048,517
Gross profit (loss)	$(3,344,784)	$1,996,190
Total operating expenses	3,724,217	1,647,985
Income (loss) from operations	$(7,069,001)	$348,205
Total other income (expense)	720,714	96,529
Income tax expense	-	16,073
Net income (loss)	$(6,348,287)	$428,661
Weighted average shares of common stock (basic)	107,551,931	106,287,359
Weighted average shares of common stock (diluted)	107,551,931	106,287,359

Consolidated Balance Sheet Information:	December 31,	December 31,
	2023	2022
Working capital	$12,642,282	$19,397,489
Total assets	28,094,995	34,700,450
Accumulated deficit	(39,418,619)	(33,070,332)
Total stockholders’ equity	25,520,968	31,869,255

Revenues

Revenue decreased by $2.4 million, or 21%, in fiscal year 2023 compared to fiscal year 2022 primarily due to: (1) the lower average antimony sales price per pound in 2023, which accounted for approximately $1 million of the revenue decrease, (2) less pounds of antimony sold in 2023, which accounted for approximately $0.6 million of the revenue decrease, and (3) less tons of zeolite sold in 2023, which accounted for approximately $0.7 million of the revenue decrease.

Our average antimony sales price per pound is impacted by the market price for antimony, which fluctuates widely based on variables out of our control. These variables, which can change in the future, include the availability and price of imported antimony metal, the quantity of new antimony metal supply, and the industrial demand for antimony metal. As a result, the results of our operations and financial condition could be materially affected, positively or negatively, going forward by changes in the market price of antimony.

Our zeolite business sold less tons of its product in 2023 compared to 2022 primarily due to production downtime in 2023. BRZ experienced 18 weeks of unexpected production downtime in 2023 primarily due to machinery and equipment inadequacies or failures. We remain vigilant in improving or replacing our fixed assets, including machinery, equipment, and vehicles, that can cause production downtime as our production of zeolite products is contingent on the proper functioning of our fixed assets. However, our fixed assets may be inadequate or fail in the future, which could affect our ability to produce finished zeolite products to sell to our customers and generate revenue and could have a material adverse impact on the results of our operations and financial condition.

Gross Profit (Loss)

In fiscal year 2023, there was a gross loss of ($3.3 million) compared to a gross profit of $2 million in fiscal year 2022. This decrease between the years was primarily due to the following:

•

Higher plant processing costs at our Mexico antimony segment caused finished goods inventory cost to be higher than its sales value. As a result, our Mexico antimony segment recorded an expense to write-down its inventory cost to its net realizable value, which was higher in 2023 compared to 2022. The higher plant processing costs were primarily due to the low percentage of antimony contained in the ore purchased in Mexico.

•	Lower average antimony sales price per pound in 2023, as described above in the “Revenues” section above,
•

Production downtime at our zeolite operations in 2023 not only caused lower revenues, as described above in the “Revenues” section above, but also caused increased maintenance costs and inefficient facility-related costs in rectifying these production downtime issues, both of which caused lower gross profit,

•	Higher reserve on Mexico Value Added Tax (“VAT” or “IVA”) receivable primarily due to increased government regulations and restrictions,
•	Fixed production costs with lower sales volume at our Montana and Idaho plants lowered gross profit and gross margin, and
•	Lower gross profit and gross margin on sales of purchased finished antimony trioxide.

Operating Expenses

Operating expense increased by $2.1 million in fiscal year 2023 compared to fiscal year 2022 primarily due to:

•

Increased asset retirement obligation (“ARO”) and other expenses in the Mexico antimony segment primarily due to the announced shutdown of Mexico operations on March 11, 2024, as described in the “Recent Developments” of this Annual Report.

•	Increased professional fees relating primarily to Mexico legal matters and regaining compliance with SEC filings,
•	Increased Board fees associated with market pay comparability and adjustments,
•	Increased bad debt expense due primarily to one customer who received an antimony product from our Montana location,
•	Loss on the disposal of Wadley assets due to the termination of the Wadley acquisition agreement.

Other Income (Expense)

Other income increased by $0.6 million in fiscal year 2023 compared to fiscal year 2022 primarily due to increased investment income in 2023.

Working Capital

Working capital decreased by $6.8 million during the year ended December 31, 2023 primarily due to inventory, production, and operational costs at our Mexico antimony segment, which decreased working capital by approximately $4.5 million.

Segment Financial Information

Comparison of the Years Ended December 31, 2023 and 2022

US and Mexico Antimony Segment

Financial and operational metrics of our antimony segment for the years ended December 31, 2023 and 2022 was as follows:

	Year ended December 31,
Antimony - Combined USA and Mexico	2023	2022	$ Change	% Change
Revenue	$5,904,480	$7,631,670	$(1,727,190)	-22.6%
Gross profit (loss)	$(3,064,606)	$1,505,116	$(4,569,722)	-303.6%
Pounds of antimony sold	1,269,131	1,394,036	(124,905)	-9.0%
Average sales price per pound	$4.65	$5.47	$(0.82)	-15.0%
Average cost per pound	$7.06	$4.39	$2.67	60.8%
Average gross profit per pound	$(2.41)	$1.08	$(3.49)	-323.2%

The average antimony sales price per pound decreased by $0.82, or 15%, in 2023 compared to 2022 primarily due to the: (1) decrease in the antimony market price, and (2) lower demand and increased competition during various periods in 2023 resulting from national or international developments (e.g., auto strike).

The average antimony gross profit per pound decreased by $3.49 in 2023 compared to 2022 primarily due to:

•

Higher plant processing costs at our Mexico antimony segment caused finished goods inventory cost to be higher than its sales value. As a result, our Mexico antimony segment recorded an expense to write-down its inventory cost to its net realizable value, which was higher in 2023 compared to 2022. The higher plant processing costs were primarily due to the low percentage of antimony contained in the ore purchased in Mexico.

•	Lower average antimony sales price per pound in 2023, as described above in the “Revenues” section above,
•	Higher reserve on Mexico IVA receivable primarily due to increased government regulations and restrictions,
•	Fixed production costs with lower sales volume at our Montana plant lowered gross profit and gross margin, and
•	Lower gross margin on sales of purchased finished antimony trioxide.

Zeolite Segment

Financial and operational metrics of our zeolite segment for the years ended December 31, 2023 and 2022 was as follows:

	Year ended December 31,
Zeolite	2023	2022	$ Change	% Change
Revenue	$2,462,179	$3,151,330	$(689,151)	-21.9%
Gross profit (loss)	$(495,981)	$339,907	$(835,888)	-245.9%
Tons of zeolite sold	10,145	13,047	(2,902)	-22.2%
Average sales price per ton	$242.70	$241.54	$1.16	0.5%
Average cost per ton	$291.59	$215.49	$76.10	35.3%
Average gross profit per ton	$(48.89)	$26.05	$(74.94)	-287.7%

The average zeolite gross profit per ton decreased by $74.94 in 2023 compared to 2022 primarily due to:

•

Production downtime in 2023, which not only caused lower revenues, but also caused increased maintenance costs and inefficient facility-related costs in rectifying these production downtime issues, both of which caused lower gross profit, and

•	Fixed production costs with lower sales volume at our Idaho plant lowered gross profit and gross margin.

Precious Metals Segment

Financial and operational metrics of our precious metals segment for the years ended December 31, 2023 and 2022 was as follows:

	Year ended December 31,
Precious metals	2023	2022	$ Change	% Change
Revenue	$326,496	$261,707	$64,789	24.8%
Gross profit (loss)	$215,803	$151,167	$64,636	42.8%
Ounces sold - gold	36.45	43.77	(7.32)	-16.7%
Ounces sold - silver	21,426	25,122	(3,696)	-14.7%

Non-GAAP Financial Measure

In addition to our results determined in accordance with GAAP, we believe Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”), a non-GAAP financial measure, is a useful measure of our operating performance because it eliminates non-cash expenses that do not reflect our underlying business performance. We use this measure to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.

EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

We had an EBITDA loss of ($5,387,063) for the year ended December 31, 2023, compared to positive EBITDA of $1,369,095 for the year ended December 31, 2022.

EBITDA by segment for the years ended December 31, 2023 and 2022 was as follows:

Antimony – Combined USA and Mexico	Year ended December 31,
	2023	2022	$ Change	% Change
Revenue	$5,904,480	$7,631,670	$(1,727,190)	-22.6%
Cost of sales	(8,969,086)	(6,126,554)	(2,842,532)	46.4%
Gross profit (loss)	$(3,064,606)	$1,505,116	$(4,569,722)	-303.6%
Total operating expenses	(3,455,592)	(1,482,526)	(1,973,066)	133.1%
Income (loss) from operations	$(6,520,198)	$22,590	$(6,542,788)	-28963.2%
Total other income (expense)	736,378	129,481	606,897	468.7%
Income tax expense	-	16,073	(16,073)	-100.0%
Net income (loss) - antimony	$(5,783,820)	$135,998	$(5,919,818)	-4352.9%
Interest expense	(6,504)	6,884	(13,388)	-194.5%
Income tax expense	-	16,073	(16,073)	-100.0%
Depreciation and amortization	590,011	630,855	(40,844)	-6.5%
EBITDA - antimony	$(5,200,313)	$789,810	$(5,990,123)	-758.4%

Zeolite	Year ended December 31,
	2023	2022	$ Change	% Change
Revenue	$2,462,179	$3,151,330	$(689,151)	-21.9%
Cost of sales	(2,958,160)	(2,811,423)	(146,737)	5.2%
Gross profit (loss)	$(495,981)	$339,907	$(835,888)	-245.9%
Total operating expenses	(268,625)	(165,459)	(103,166)	62.4%
Income (loss) from operations	$(764,606)	$174,448	$(939,054)	-538.3%
Total other income (expense)	(15,664)	(32,952)	17,288	-52.5%
Income tax expense	-	-	-	n/a
Net income (loss) - zeolite	$(780,270)	$141,496	$(921,766)	-651.4%
Interest expense	8,283	8,257	26	0.3%
Income tax expense	-	-	-	n/a
Depreciation and amortization	258,741	167,825	90,916	54.2%
EBITDA - zeolite	$(513,246)	$317,578	$(830,824)	-261.6%

	Year ended December 31,
Precious Metals	2023	2022	$ Change	% Change
Revenue	$326,496	$261,707	$64,789	24.8%
Cost of sales	(110,693)	(110,540)	(153)	0.1%
Gross profit (loss)	$215,803	$151,167	$64,636	42.8%
Total operating expenses	-	-	-	n/a
Income (loss) from operations	$215,803	$151,167	$64,636	42.8%
Total other income (expense)	-	-	-	n/a
Net income (loss) - precious metals	$215,803	$151,167	$64,636	42.8%
Interest expense	-	-	-	n/a
Depreciation and amortization	110,693	110,540	153	0.1%
EBITDA - precious metals	$326,496	$261,707	$64,789	24.8%

Consolidated	Year ended December 31,
	2023	2022	$ Change	% Change
Revenue	$8,693,155	$11,044,707	$(2,351,552)	-21.3%
Cost of sales	$(12,037,939)	$(9,048,517)	(2,989,422)	33.0%
Gross profit (loss)	$(3,344,784)	$1,996,190	$(5,340,974)	-267.6%
Total operating expenses	$(3,724,217)	$(1,647,985)	(2,076,232)	126.0%
Income (loss) from operations	$(7,069,001)	$348,205	$(7,417,206)	-2130.1%
Total other income (expense)	$720,714	$96,529	624,185	646.6%
Income tax expense	$-	$16,073	(16,073)	-100.0%
Net income (loss) - consolidated	$(6,348,287)	$428,661	$(6,776,948)	-1581.0%
Interest expense	$1,779	$15,141	(13,362)	-88.3%
Income tax expense	$-	$16,073	(16,073)	-100.0%
Depreciation and amortization	$959,445	$909,220	50,225	5.5%
EBITDA - consolidated	$(5,387,063)	$1,369,095	$(6,756,158)	-493.5%

Liquidity and Capital Resources

Our Mexico Antimony Segment has generated significant negative cash flow cumulatively since starting construction in 2009. In fiscal year 2023, our Mexico Antimony Segment had negative cash flow of approximately $4.1 million. On March 11, 2024, the Company shut down the operations of its Mexico Antimony Segment, as described in the “Recent Developments” section of this Annual Report. Also, the Company intends to sell or lease its USAMSA entity, operations, or assets over the next year and has initiated an active search for buyers or leasing opportunities of its operations and/or existing assets. Such sale or lease would provide additional cash.

In the past, the Company has been successful in raising necessary capital from the sale of common stock and warrants and, to a lesser extent, from debt issuance. However, our ability to access capital when needed is not assured and, if capital is not available when, and in the amounts and terms needed, or if capital is not available at all, the Company could be required to significantly curtail its operations, modify existing strategic plans, and/or dispose of certain operations or assets, which could materially harm our business, prospects, financial condition, and operating results.

Our cash and cash equivalents balance at December 31, 2023 was $11,899,574. We believe that our cash and cash equivalents should be sufficient to fund our operations and meet our working capital, capital expenditure, and contractual obligations for the next 12 months.

Material Cash Requirements

We plan to continue reviewing the operations and financial results of each segment to make informed decisions that benefit the Company. Also, we intend to continue to invest in people, customers, infrastructure, and operations with the goals of increasing production, decreasing costs, and growing revenue profitably and, we intend to fund our cash requirements in 2024 with our cash and cash equivalents. We may use cash to acquire businesses. The nature of these investments and transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

Cash Flows Summary

WORKING CAPITAL	December 31,	December 31,
	2023	2022
Current assets	$14,076,206	$21,617,359
Current liabilities	(1,433,924)	(2,219,870)
Working Capital	$12,642,282	$19,397,489

	For the year ended
CASH FLOWS	December 31,	December 31,
	2023	2022
Cash provided (used) by operations	$(4,750,026)	$(249,277)
Cash provided (used) by investing	(1,341,713)	(1,785,661)
Cash provided (used) by financing	(1,071,292)	(267,725)
Net change in cash and restricted cash for the year ended period	$(7,163,031)	$(2,302,663)

Cash and restricted cash decreased by $7.2 million during the year ended December 31, 2023 primarily due to: 1) $4.1 million of negative cash flow of our Mexico Antimony Segment, 2) $1.3 million on fixed asset purchases for our Zeolite Segment, 3) $0.8 million on a payment to the holders of Series D Preferred Stock, and 4) $0.4 million towards a payment on a royalty obligation that had been accumulating since 2016.

Cash flows used by operating activities increased by $4.5 million in 2023 compared to 2022 primarily due to the differential between the net loss generated during 2023 compared to the net income generated during 2022 as well as the increase in the use of cash for inventory in 2023, both of which were primarily due to our Mexico Antimony Segment. The increase was partially offset by increases in non-cash charges related to the write-down of our Mexico inventory to net realizable value and reserves recorded on our Mexico VAT receivable and on one customer receivable in our US Antimony Segment.

Cash flow used by investing activities decreased by $0.4 million in 2023 compared to 2022 primarily due to lower purchases of fixed assets in 2023. Purchases of property, plant, and equipment, which were primarily for our Zeolite Segment, were $1.5 million in 2023 and $1.7 million in 2022, which excludes $0.2 million of fixed assets purchased with equipment financing for our Mexico antimony segment in 2022.

Cash flow used by financing activities increased by $0.8 million in 2023 compared to 2022 primarily due to the payment of dividends of $787,730 on January 25, 2023 to the holders of Series D Preferred Stock.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements as defined by the SEC regulations.

Critical Accounting Estimates

We have the following critical accounting estimates:

•

The Company reviews and evaluates the net carrying value of its long-lived assets for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. A test for recoverability is performed based on the estimated undiscounted future cash flows that will be generated from operations at each property and the estimated salvage value of asset. There are many assumptions underlying future cash flows that are subject to significant risks and uncertainties, which include the estimated value of the assets. Estimates of undiscounted future cash flows and salvage values are dependent upon, among other factors, estimates of: (i) product and metals to be recovered from identified mineralization and other resources, (ii) future production and capital costs, (iii) estimated selling prices over the estimated remaining life of the asset and (iv) market values of assets. The Company reviews its business and operations for indications of impairment and, when indications are present, performs an impairment test. The Company will involve a third-party expert when needed. However, it is possible that changes could occur in the near term that could adversely affect the estimate of future cash flows and salvage values to be generated from operating assets resulting in an impairment loss.

•

The asset retirement obligation in our Consolidated Balance Sheet is based on an estimate of future costs to reclaim properties and retire fixed assets as required by permits, government regulations, and lease or other contractual requirements upon cessation of our operations. Determination of any amounts included in the determination of the fair value of the asset retirement obligation can change periodically as the calculation of the fair value of the asset retirement obligation is based upon numerous estimates and assumptions, including, among others, future retirement costs, future inflation rate, and the Company’s credit-adjusted risk-free interest rate. Also, there are uncertainties associated with the nature, timing, and extent of costs associated with asset retirement obligations, including, among others, the extent of environmental contamination, revisions to laws and regulations by regulatory authorities, and changes in remediation technology. As a result, the ultimate cost as well as the timing of the retirement obligation could change in the future. The Company continually reviews its asset retirement obligations for indications that its asset retirement obligation cost or timing has changed and, when indications are present, recalculates its asset retirement obligation. Also, there are many technical components of an asset retirement obligation. Therefore, the Company will involve a third-party expert when needed to recalculate its asset retirement obligations. However, actual costs to reclaim and retire property and fixed assets when we cease operations may differ from our estimates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of United States Antimony Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of  December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Assure CPA, LLC

Spokane, WA

April 12, 2024

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2023 and 2022
	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,899,574	$19,060,378
Certificates of deposit	72,898	259,857
Accounts receivable, net	625,256	784,457
Inventories, net	1,386,109	1,375,068
Prepaid expenses and other current assets	92,369	137,599
Total current assets	14,076,206	21,617,359
Properties, plants and equipment, net	13,454,491	12,128,124
Restricted cash for reclamation bonds	55,061	57,288
IVA receivable and other assets, net	509,237	897,679
Total assets	$28,094,995	$34,700,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$456,935	$628,803
Accrued liabilities	133,841	201,149
Accrued liabilities - directors	124,810	72,963
Royalties payable	153,429	435,075
Dividends payable	-	787,730
Long-term debt, current portion	28,443	94,150
Total current liabilities	897,458	2,219,870

Long-term debt, net of current portion	-	217,855
Stock payable to directors	38,542	61,459
Asset retirement obligations and accrued reclamation costs	1,638,027	332,011
Total liabilities	2,574,027	2,831,195
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: 0 shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding (liquidation preference $967,500 and $960,000, respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding (liquidation preference $97,847 both years)	1,779	1,779
Series D: 0 and 1,692,672 shares issued and outstanding (liquidation preference $0 and $5,019,410, respectively)	-	16,926
Common stock, $0.01 par value, 150,000,000 shares authorized; 107,647,317 and 106,373,341 shares issued and outstanding, respectively	1,076,472	1,063,732
Additional paid-in capital	63,853,836	64,052,630
Shares to be returned to treasury	-	(202,980)
Accumulated deficit	(39,418,619)	(33,070,332)
Total stockholders' equity	25,520,968	31,869,255
Total liabilities and stockholders' equity	$28,094,995	$34,700,450

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended December 31, 2023 and 2022
	For the years ended December 31,
	2023	2022
REVENUES	$8,693,155	$11,044,707
COST OF REVENUES	12,037,939	9,048,517
GROSS PROFIT (LOSS)	(3,344,784)	1,996,190
OPERATING EXPENSES:
General and administrative	1,642,269	658,242
Salaries and benefits	639,172	481,106
Professional fees	643,208	302,901
Loss on disposal of property, plant & equipment	217,921	-
Other operating expenses	581,647	205,736
TOTAL OPERATING EXPENSES	3,724,217	1,647,985
INCOME (LOSS) FROM OPERATIONS	(7,069,001)	348,205
OTHER INCOME (EXPENSE):
Interest and investment income	618,762	103,800
Change in fair value of investments	-	(37,882)
Trademark and licensing income	32,007	70,502
Other miscellaneous income (expense)	69,945	(39,891)
TOTAL OTHER INCOME (EXPENSE)	720,714	96,529
INCOME (LOSS) BEFORE INCOME TAX	(6,348,287)	444,734
Income tax expense	-	16,073
NET INCOME (LOSS)	(6,348,287)	428,661
Preferred dividends	(7,500)	(47,278)
Net income (loss) available to common stockholders	$(6,355,787)	$381,383
Net income (loss) per share of common stock:
Basic	$(0.06)	Nil
Diluted	$(0.06)	Nil
Weighted average shares outstanding:
Basic	107,551,931	106,287,359
Diluted	107,551,931	106,287,359

 The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY For the years ended December 31, 2023 and 2022
	Total Preferred Stock		Common stock		Additional Paid In	Shares to be returned to	Accumulated
	Shares	Amount	Shares	Amount	Capital	treasury	Deficit	Total
Balances, December 31, 2021	2,620,576	$26,205	106,240,361	$1,062,402	$63,991,459	$-	$(32,711,263)	$32,368,803
Issuance of common stock for directors' fees	-	-	132,980	1,330	61,171	-	-	62,501
Series D preferred dividends declared	-	-	-	-	-	-	(787,730)	(787,730)
Repurchase of common stock	-	-	-	-	-	(202,980)	-	(202,980)
Net income	-	-	-	-	-	-	428,661	428,661
Balances, December 31, 2022	2,620,576	$26,205	106,373,341	$1,063,732	$64,052,630	$(202,980)	$(33,070,332)	$31,869,255
Common stock buyback and retirement	-	-	(418,696)	(4,187)	(198,793)	202,980	-	-
Conversion of Preferred Series D to Common Stock	(1,692,672)	(16,926)	1,692,672	16,927	(1)	-	-	-
Net loss	-	-	-	-	-	-	(6,348,287)	(6,348,287)
Balances, December 31, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	$-	$(39,418,619)	$25,520,968

  The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2023 and 2022
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,348,287)	$428,661
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and amortization	959,445	909,220
Accretion of asset retirement obligation	13,471	17,766
Changes in asset retirement obligation estimates	324,984	-
Stock payable to directors	(22,917)	61,459
Loss on disposal of property, plant & equipment	217,921	-
Write down of inventory to net realizable value	2,073,404	277,146
Allowance for doubtful accounts on accounts receivable	239,772	59,350
Reserve on IVA receivable	687,534	-
Change in fair value of investments	-	59,246
Other non-cash items	(7,500)	(647)
Change in:
Accounts receivable, net	(80,571)	47,507
Inventories, net	(2,084,445)	(596,794)
Prepaid expenses and other current assets	45,230	(137,599)
IVA receivable and other assets, net	(299,092)	(654,958)
Accounts payable	(171,868)	(756,949)
Accrued liabilities	(67,308)	(72,636)
Accrued liabilities – directors	51,847	21,118
Royalties payable	(281,646)	88,833
Net cash used by operating activities	(4,750,026)	(249,277)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of certificates of deposit	186,959	-
Purchase of investments	-	(16,184,893)
Proceeds from sale of investments	-	16,125,647
Purchases of properties, plants and equipment	(1,528,672)	(1,726,415)
Net cash used by investing activities	(1,341,713)	(1,785,661)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Dividends Payable	(787,730)	-
Principal payments on long-term debt	(283,562)	(64,745)
Repurchase of common stock	-	(202,980)
Net cash used by financing activities	(1,071,292)	(267,725)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(7,163,031)	(2,302,663)
|CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	19,117,666	21,420,329
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$11,954,635	$19,117,666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$10,521	$15,141
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment purchased with note payable	$-	$161,600
Issuance of common stock for directors	$-	$62,501
Preferred Series D dividends payable declared	$-	$787,730
Common stock buyback and retirement	$202,980	$-
Conversion of Preferred Series D to Common Stock	$16,926	$-

  The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

United States Antimony Corporation and its subsidiaries in the U.S. and Mexico (“USAC”, the “Company”, “Our”, “Us”, or “We”) sell processed antimony, zeolite, and precious metals products in the U.S. and Canada. The Company processes antimony ore primarily into antimony oxide, antimony metal, and antimony trisulfide. Our antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Our antimony metal is used in bearings, storage batteries, and ordnance. Our antimony trisulfide is used as a primer in ammunition. In its operations in Idaho, the Company mines and processes zeolite, a group of industrial minerals used in soil amendment and fertilizer, water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, and other miscellaneous applications. We recover precious metals, primarily gold and silver, at our plant in Montana from antimony concentrates.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of its wholly owned subsidiaries, Bear River Zeolite Company (“BRZ”), AGUA Mines, Inc., Stibnite Holding Company US Inc., Antimony Mining and Milling US LLC, and Lanxess Laurel de Mexico, S.A. de C.V., and its majority owned subsidiaries, USAMSA and ADM. All intercompany balances and transactions are eliminated in consolidation. AGUA Mines, Inc., Stibnite Holding Company US Inc., Antimony Mining and Milling US LLC, and Lanxess Laurel de Mexico, S.A. de C.V. are inactive.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates include impairment of long-lived assets, antimony content of mineral resources, and asset retirement obligations. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ equity and cash flows as previously reported.

Cash and Cash Equivalents

The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash and cash equivalents. At December 31, 2023 and 2022, restricted cash for reclamation bonds of $55,061 and $57,288 is included with the cash and cash equivalents and restricted cash balances in the statements of cash flows.

Restricted Cash

Restricted cash at December 31, 2023 and 2022 consists of cash held for reclamation performance bonds and is held in certificates of deposit with financial institutions.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivables are stated at the amount the Company expects to collect from outstanding balances. The Company provides for probable uncollectible amounts through an allowance for doubtful accounts. Changes to the allowance for doubtful accounts are based on the Company’s judgment, considering historical write-offs, collections, and current credit conditions. Balances which remain outstanding after the Company has made reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received on receivables after being written off are considered a bad debt recovery.

Inventories

Inventories at December 31, 2023 and 2022 consisted of finished antimony products (oxide and metal), antimony concentrates, antimony ore, and finished zeolite products, and are stated at the lower of first-in, first-out weighted average cost or estimated net realizable value, whichever is lower. Finished antimony products (oxide and metal) and finished zeolite products costs include direct materials, direct labor, facility overhead costs, depreciation, and freight allocated based on production quantity. Stockpiled ore is carried at the lower of average cost or net realizable value. Since the Company’s antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company’s control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories. The Company periodically reviews its inventories to identify excess and obsolete inventories and to estimate reserves for obsolete inventories as necessary to reflect inventories at net realizable value.

Foreign Currency Transactions

All amounts in the financial statements are presented in U.S. dollars, which is the functional currency of the Company and its subsidiaries. Foreign currency transaction gains and losses are recognized as a foreign currency exchange gain or loss in “other miscellaneous income (expense)” in the Consolidated Statements of Operations.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Properties, Plants and Equipment

Properties, plants, and equipment are stated at historical cost and are depreciated using the straight-line method over estimated useful lives ranging from three to forty years. The estimated useful life of plant and equipment ranges from three to twenty years and buildings ranges from twenty to forty years. Maintenance and repairs are charged to operations as incurred. Expenditures for property, plant, equipment, and improvements that extend the useful life or functionality of the asset are capitalized. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the results of operations.

The costs to obtain the legal right to explore, extract and retain at least a portion of the benefits from mineral deposits are capitalized as mineral rights in the year of acquisition. These capitalized costs are amortized in the statement of operations using the units-of-production method, based upon estimated the units of mineral resource, or the straight-line method, based upon the estimated lives of the properties.

The Company expenses costs as incurred during the mine exploration stage. The mine development stage begins once the Company has determined an ore body is feasible. Expenditures incurred during the development stage are capitalized as deferred development costs and amortized using the units-of-production method, based upon estimated the units of mineral resource, or the straight-line method, based upon the estimated lives of the properties. Costs to improve, alter, or rehabilitate primary development assets which appreciably extend the life, increase capacity, or improve the efficiency of such assets are also capitalized. The development stage ends when the production stage of mining begins.

Impairment of Long-lived Assets

The Company reviews and evaluates the net carrying value of its long-lived assets for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. A test for recoverability is performed based on the estimated undiscounted future cash flows that will be generated from operations at each property and the estimated salvage value of asset. Although management has made what it believes to be a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows, which includes the estimated value of assets, are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows and salvage values are dependent upon, among other factors, estimates of: (i) product and metals to be recovered from identified mineralization and other resources (ii) future production and capital costs, (iii) estimated selling prices (considering current, historical, and future prices) over the estimated remaining life of the asset and (iv) market values of assets. It is possible that changes could occur in the near term that could adversely affect the estimate of future cash flows and salvage values to be generated from operating assets. If estimated undiscounted cash flows or salvage values are less than the carrying value of an asset, an impairment loss is recognized for the difference between the carrying value and fair value of the asset.

Prepaid Expenses and Other Long-Term Assets

Prepaid expenses relate to goods or services that have been paid for but for which the good or service has not been received yet. These expenses are recorded as an asset in the Consolidated Balance Sheet and expensed in the Consolidated Statement of Operations as the asset's benefits are realized. Prepaid expenses are recorded as a current asset in the Consolidated Balance Sheet if the benefits will be realized within twelve months from the date of the Consolidated Balance Sheet or as a long-term asset if the benefits will be realized after twelve months from the date of the Consolidated Balance Sheet.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations

The Company’s mining operations are subject to retirement requirements, which include mine retirement standards that have been established by various governmental agencies and retirement requirements included in certain Company contracts, including contracts related to the leasing of certain of the Company’s properties. There are costs that will be incurred to satisfy these retirement requirements upon cessation of our operations. The Company records the fair value of these costs as an asset retirement obligation in its Consolidated Balance Sheet in the period in which the Company has both a legal obligation and an obligating event for the retirement of long-lived assets if it is probable, meaning it can reasonably be expected or believed, that such costs will be incurred and if the costs are reasonably estimable. A corresponding asset is also recorded and amortized over the life of the assets on a units-of-production or straight-line basis. After the initial measurement of the asset retirement obligation, this liability will be adjusted to reflect changes in the estimated costs or timing of the future cash flows underlying the obligation. Determination of any amounts included in the determination of the fair value of the asset retirement obligation can change periodically as the calculation of the fair value of the asset retirement obligation is based upon numerous estimates and assumptions, including, among others, future retirement costs, future inflation rate, and the Company’s credit-adjusted risk-free interest rate. The asset retirement obligation is classified as current or noncurrent based on the expected timing of expenditures.

There are uncertainties associated with the nature, timing, and extent of costs associated with asset retirement obligations, including, among others, the extent of environmental contamination, revisions to laws and regulations by regulatory authorities, and changes in remediation technology. As a result, the ultimate cost as well as the timing of the retirement obligation could change in the future. The Company continually reviews its asset retirement obligations for indications that its asset retirement obligation cost or timing has changed and, when indications are present, recalculates its asset retirement obligation.

Revenue Recognition

Products consist primarily of the following:

☐	Antimony: includes antimony oxide, antimony metal, and antimony trisulfide
☐	Zeolite: includes coarse and fine zeolite crushed in various sizes
☐	Precious Metals: includes unrefined and refined gold and silver

For antimony, zeolite, and precious metals products, revenue is recognized when the following have been satisfied: 1) the completion of the contractual performance obligations, in which rarely will there be more than one performance obligation, that being shipment of the specified quantity of the specified product per the customer’s sales order or similar document, 2) the amount of consideration or price for the transaction can be reasonably estimated, 3) legal title to and risk and rewards of ownership of the product are transferred to the customer, which typically occurs either upon shipment of the product from the Company’s warehouse locations or upon receipt of the product by the customer as specified in individual sales orders and/or shipping documents, 4) it is assessed as very unlikely product will be rejected by the customer, and 5) the Company has the right to payment for the product. Shipping costs related to sales of our products are recorded to cost of sales as incurred. For zeolite products, royalty expenses due to a third party by the Company are also recorded to cost of sales upon sale in accordance with terms of underlying royalty agreements. Refining related to sales of precious metals are recorded to cost of sales as incurred.

The Company has determined that its customer contracts do not include a significant financing component. Prepayments from customers, which are not common, received prior to satisfaction of revenue recognition criteria are recorded as deferred revenue. The Company does not have warranty obligations and sales returns have been historically immaterial. For precious metals sales, a provisional payment of 75% is typically received within 45 days of the date the product is delivered to the customer. After an exchange of assays, a final payment is normally received within 90 days of product delivery.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issued for Consideration Other than Cash

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the common stock issued.

Treasury Stock

When the Company’s stock is acquired, it is initially valued at cost and presented as treasury stock. Other than formal or constructive retirement or when ultimate disposition has not yet been decided, the cost of the acquired stock is presented as treasury stock separately as a deduction from the total of common stock, additional paid-in capital and accumulated deficit. Gains on sales of treasury stock not previously accounted for as constructively retired are credited to additional paid-in capital, and losses are charged to additional paid-in capital to the extent that previous net gains from sales or retirements of the same class of stock are included therein, with the remainder charged to accumulated deficit. When the Company's stock is purchased for constructive retirement, any excess purchase price over par value is allocated between additional paid-in capital to the extent that previous net gains from sales or retirements are included therein, and the remainder to accumulated deficit.

Income Taxes

The Company’s income tax expense and deferred tax assets and liabilities reflect the Company’s best assessment of estimated future taxes to be paid or refunded. Significant judgments and estimates are required in determining the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and the assumptions are consistent with the plans and estimates that the Company is using to manage its underlying businesses. The Company provides a valuation allowance for deferred tax assets that the Company does not consider more likely than not to be realized. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future and are reflected on a prospective nature in the period of the enactment. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company evaluates its tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. No reserve for uncertain tax positions has been recorded.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, certificates of deposits, restricted cash, and long-term debt. The carrying value of these instruments approximates fair value based on their contractual terms.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2023 and 2022, the Company has no financial assets or liabilities that are adjusted to fair value on a recurring basis.

Contingencies

In determining accruals and disclosures with respect to loss contingencies, the Company evaluates such accruals and contingencies for each reporting period. Estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred, and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

New Accounting Pronouncements

The Company does not believe that issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The Company adopted the ASU on January 1, 2023, and determined that it had no material impact on the Company’s consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through convertible preferred stock and warrants.

At December 31, 2023 and 2022, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive were as follows:

	December 31,	December 31,
	2023	2022
Warrants	12,346,215	12,346,215
Convertible preferred stock	-	1,692,672
TOTAL POSSIBLE DILUTIVE SHARES	12,346,215	14,038,887

NOTE 4 – REVENUE RECOGNITION

Products consist of the following:

•	Antimony: includes antimony oxide, antimony metal, and antimony trisulfide
•	Zeolite: includes coarse and fine zeolite crushed in various sizes
•	Precious metals: includes unrefined and refined gold and silver

Sales by product for the years ended December 31, 2023 and 2022 were as follows:

	For the year ended
	December 31,	December 31,
	2023	2022
Antimony product revenue	$5,904,480	$7,631,670
Zeolite product revenue	2,462,179	3,151,330
Precious metals product revenue	326,496	261,707
TOTAL REVENUES	$8,693,155	$11,044,707

The Company also received royalties related to a trademark and licensing agreement in its antimony business segment, which is recorded in “Trademark and licensing income” under the caption “Other Income (Expense)” in its Consolidated Statements Operations.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is sales information by geographic area based on the location of customers for the years ended December 31, 2023 and 2022:

	For the year ended
	December 31,	December 31,
	2023	2022
United States revenue	$6,854,740	$9,272,698
Canada revenue	1,838,415	1,772,009
TOTAL REVENUES	$8,693,155	$11,044,707

Sales to customers representing more than 10% of our total revenues during the years ended December 31, 2023 and 2022 were as follows:

	For the year ended
	December 31,	December 31,
	2023	2022
Customer A revenue	$1,548,283	$1,882,667
Customer B revenue	1,451,950	1,863,958
Customer C revenue	1,037,307	-
Total significant customer revenue	$4,037,540	$3,746,625
Customer revenue as a % of total revenues	46%	34%

All precious metals sales of $326,496 and $261,707 for the years ended December 31, 2023 and 2022, respectively were to one customer, Teck American, Inc.

Customer receivables representing more than 10% of our net accounts receivable balance as of December 31, 2023 and 2022 were as follows:

	December 31,	December 31,
	2023	2022
Customer B receivables	$202,382	$-
Customer A receivables	194,007	-
Customer E receivables	-	188,187
Total significant customer receivables	$396,389	$188,187
Customer receivables as a % of net accounts receivable	63%	24%

The Company’s net accounts receivable balance related to contracts with customers was $625,256 at December 31, 2023 and $784,457 at December 31, 2022. The Company’s allowance for doubtful accounts related to accounts receivable was $271,212 at December 31, 2023 and $31,440 at December 31, 2022, the increase of which was primarily included in our U.S. Antimony Segment. The Company’s products do not involve any warranty agreements and product returns are not typical.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

Inventories by type at December 31, 2023 and 2022 were as follows:

	December 31,	December 31,
	2023	2022
Antimony oxide	$354,431	$142,230
Antimony metal	454,748	509,643
Antimony ore and concentrates	71,884	545,373
Total antimony inventory	$881,063	$1,197,246
Zeolite	505,046	177,822
TOTAL INVENTORIES	$1,386,109	$1,375,068

As of December 31, 2023 and 2022, inventories were valued at cost except for the portion of the inventory related to our Mexico Antimony Segment operations, which was valued at net realizable value because the cost of our Mexico inventory was greater than the amount the Company expected to receive upon the sale of the inventory. The adjustment to inventory to net realizable value was $2,073,404 and $277,146 for the years ended December 31, 2023 and 2022, respectively.

Antimony oxide and metal inventory consisted of finished product held at the Company’s plants in Montana and Mexico.  Antimony concentrates and ore were held primarily at sites in Mexico.  The Company’s zeolite inventory consists primarily of saleable zeolite material in Idaho.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTIES, PLANTS AND EQUIPMENT

The components of the Company’s properties, plants and equipment (“PP&E”) by segment at December 31, 2023 and December 31, 2022 were as follows:

December 31, 2023	Antimony Segment		Zeolite Segment	Precious Metals
	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$1,675,444	$9,395,022	$5,336,808	$1,347,912	$17,755,186
Buildings	243,248	875,024	2,025,043	-	3,143,315
Land and other	2,727,198	2,764,401	687,639	-	6,179,238
Construction in progress	-	-	8,951	-	8,951
PP&E, gross	$4,645,890	$13,034,447	$8,058,441	$1,347,912	$27,086,690
Accumulated depreciation	(2,661,719)	(6,785,041)	(3,524,130)	(661,309)	(13,632,199)
PP&E, net	$1,984,171	$6,249,406	$4,534,311	$686,603	$13,454,491

December 31, 2022	Antimony Segment		Zeolite Segment	Precious Metals
	USAC	USAMSA	BRZ	Segment	TOTAL
Plant and equipment	$1,760,926	$9,090,860	$4,996,216	$1,347,912	$17,195,914
Buildings	243,248	870,534	1,047,023	-	2,160,805
Land and other	2,431,387	2,796,037	16,753	-	5,244,177
Construction in progress	-	280,406	170,535	-	450,941
PP&E, gross	$4,435,561	$13,037,837	$6,230,527	$1,347,912	$25,051,837
Accumulated depreciation	(2,767,803)	(6,212,433)	(3,392,861)	(550,616)	(12,923,713)
PP&E, net	$1,667,758	$6,825,404	$2,837,666	$797,296	$12,128,124

The properties, plants and equipment by location was as follows:

	2023	2022
United States properties, plants and equipment, net	$6,579,111	$4,677,428
Mexico properties, plants and equipment, net	6,875,380	7,450,696
Total PP&E, net	$13,454,491	$12,128,124

The Company’s precious metals segment includes properties, plants and equipment in both the United States and Mexico.

At December 31, 2023 and December 31, 2022, the Company had $289,357 and $1,117,041, respectively, of assets that were not yet placed in service and have not yet been depreciated.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligations for the years ended December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
Asset retirement obligation, beginning of period	$224,511	$191,149
Revisions to estimate of retirement obligations	1,075,061	15,596
Accretion expense	13,471	17,766
Changes in asset retirement obligation estimates	324,984	-
Asset retirement obligation, end of period	$1,638,027	$224,511

The Company recalculated its asset retirement obligations based on indications that the associated costs had changed. Based on these changes in the estimate of cash flow costs and timing, the Company's asset retirement obligation liability increased by $1,075,061 and $15,596 and the Company’s asset retirement obligation expense increased by $324,984 and $nil during the years ended December 31, 2023 and 2022, respectively. The Company added layers to its asset retirement obligations and assets at its credit-adjusted risk-free rate of 6.65% and 6% during the years ended December 31, 2023 and 2022, respectively. At December 31, 2022, the Company had an asset retirement obligation and an accrued reclamation liability of $332,011, which included accrued reclamation liabilities for Montana and Idaho totaling $107,500.

NOTE 8 – DEBT

Long term debt at December 31, 2023 and December 31, 2022 was as follows:

	At December 31,
	2023	2022
Promissory note payable to First Security Bank of Missoula, bearing interest at 2.25%, payable in 59 monthly installments of $1,409 with a final payment of $152,726 maturing November 9, 2026; collateralized by a lien on Certificate of Deposit	$-	$201,908
Installment contract payable to Caterpillar Financial Services, bearing interest at 6.65%, payable in 24 monthly installments of $7,210 maturing April 28, 2024; collateralized by 2007 Caterpillar 740 articulated truck	28,443	110,097
Total debt	$28,443	$312,005
Less current portion of debt	(28,443)	(94,150)
Long term portion of debt	$-	$217,855

The Company paid off the promissory note payable to First Security Bank in the fourth quarter of 2023 with no prepayment penalty. The principal payments owed Caterpillar Financial Services of $28,443 at December 31, 2023 will be due in 2024.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME AND OTHER TAXES

Income tax expense for the years ended December 31, 2023 and 2022 consisted of the following:

	2023	2022
Current income tax expense:
Domestic	$-	$16,073
Foreign	-	-
Total current	-	16,073

Deferred income tax expense:
Domestic	-	-
Foreign	-	-
Total deferred	-	-

Total income tax expense	$-	$16,073

Domestic and foreign components of income (loss) before income taxes for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Domestic	$(397,156)	$2,729,793
Foreign	(5,951,131)	(2,285,059)
Income (loss) before income taxes	$(6,348,287)	$444,734

The income tax expense (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income (loss) for the years ended December 31, 2023 and 2022 due to the following:

	2023	2022
U.S. federal statutory tax provision (benefit)	$(1,333,000)	$93,073
State income tax provision (benefit) net	(88,000)	67,000
Foreign taxes	(536,000)	(136,000)
VAT refund reserve and other non-deductible items	1,008,000	4,000
Adjustment for prior year tax estimate to actual-domestic	(7,000)	69,000
Adjustment for prior year tax estimate to actual-foreign	136,000	(32,000)
Impact on change in state tax rate	-	7,000
Impact on change in foreign exchange rate	(275,000)	(83,000)
Change in valuation allowance - Domestic	170,000	(358,000)
Change in valuation allowance - Foreign	925,000	385,000
Total income tax expense	$-	$16,073

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023 and 2022, the Company had net deferred tax assets and liabilities as follows:

	2023	2022
Deferred tax asset:
Domestic net operating loss carry forward	$646,000	$307,000
Foreign net operating loss carry forward	2,883,000	1,958,000
Allowance for doubtful accounts	64,000	7,000
Other	5,000	-
Deferred tax asset	$3,598,000	$2,272,000

Valuation allowance (domestic)	(228,000)	(58,000)
Valuation allowance (foreign)	(2,883,000)	(1,958,000)
Total deferred tax asset	$487,000	$256,000

Deferred tax liability:
Property, plant, and equipment	(487,000)	(245,000)
Other	-	(11,000)
Total deferred tax liability	$(487,000)	$(256,000)

Net deferred tax asset after valuation allowance	$-	$-

At December 31, 2023 and 2022, the Company had deferred tax assets arising principally from net operating loss carry forwards for income tax purposes. As management cannot determine that it is more likely than not the benefit of the net deferred tax asset will be realized, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at December 31, 2023 and 2022.

At December 31, 2023, the Company has federal net operating loss (“NOL”) carry forwards of approximately $1.66 million, $1.61 million of which will never expire but is limited to offsetting up to 80% of taxable income in any future year, and $0.05 million of which will expire at the end of 2037 but is not limited regarding offsetting taxable income in future years. The Company has Montana state NOL carry forwards of approximately $4.2 million which expire between 2024 and 2030, and Idaho state NOL carry forwards of approximately $1.7 million, which expire between 2034 and 2043. The Company has approximately $9.6 million of Mexican NOL carry forwards which expire between 2025 and 2033. All carryforwards in all jurisdictions are subject to certain limitations.

During the years ended December 31, 2023 and 2022, there were no material uncertain tax positions taken by the Company. The Company’s United States income tax filings are subject to examination for the years 2020 through 2022 and for the years 2019 through 2023 in Mexico. However, for tax attributes from prior years, the statute remains open. The Company charges penalties on assessments to general and administrative expense and charges interest to interest expense.

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

Management reviewed the 2019 assessment notice from SAT and, similar to the earlier assessment, believes the findings have no merit. An appeal was filed by the Company in November 2019 suspending SAT from taking immediate action regarding the assessment. The Company posted a guarantee of the amount in March 2020 as is required under the appeal process. In August 2020, the Company filed a lawsuit against SAT for resolution of the process and, in December 2020, filed closing arguments.  In 2022, the Mexican court ruled against the Company in the above matter. The Company subsequently appealed the ruling.

As of December 31, 2023, the updated SAT assessment was approximately $22.4 million pesos, or approximately $1,320,000 USD, which includes $352,000 of unpaid income taxes and $968,000 of interest and penalties. Management, along with its legal counsel, assessed the possible outcomes for this tax audit and believes, based on discussions with its attorneys located in Mexico, that the most likely outcome will be that the Company will be successful in its appeal resulting in no tax due. Management determined that no amount should be accrued at December 31, 2023 or December 31, 2022 relating to this potential tax liability.

In March 2024, the Company received a favorable ruling from its appeal with no assessment due related to this audit of USAMSA’s 2013 income tax return by SAT. This ruling supports the Company’s position on this tax matter and has no impact on the Company’s financial statements at December 31, 2023. Mexico’s lower court will issue a final ruling on this matter as to whether this decision can be appealed.

Mexico Value Added Tax

USAMSA, which is part of the Mexico Antimony Segment, records a receivable for the Value Added Tax (“VAT” or “IVA”) it pays on certain goods and services as it should be reimbursed from the Mexican government. USAMSA has a reserve of $687,534 and $nil on its IVA receivable balance at December 31, 2023 and 2022, respectively. The net IVA receivable of $435,094 and $526,536 at December 31, 2023 and 2022, respectively, is recorded in “IVA receivable and other assets, net” in the Consolidated Balance Sheet.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Historically, from time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At December 31, 2023 and December 31, 2022, the Company had no accrued liabilities relating to such assessments. However, in 2023, Bear River Zeolite Company (“BRZ”), a wholly owned subsidiary of the Company, received fourteen significant and substantial citations and three orders from MSHA, all of which have been rectified by BRZ prior to the filing of this Annual Report.

On a combined basis, BRZ pays royalties ranging from 8% to 13% on the sale of zeolite products. At December 31, 2023 and 2022, the Company had accrued royalties payable of $153,429 and $435,075, respectively.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 8, 2022, USAMSA executed a preliminary Purchase Option Agreement (the “Agreement”) with SB Wadley SA de CV (“Wadley”) whereby USAMSA leases, with an option to acquire, mining claims located in Mexico known as the Wadley Property. Under the Agreement, USAMSA agreed to pay Wadley eight monthly installments of $10,000 plus VAT for the right to mine and conduct geological and resource studies as due diligence and exploration on the Wadley Property. At the end of such eight-month period, should USAMSA choose to exercise its option to acquire following due diligence and assessment of geological and resource studies, USAMSA agreed to pay Wadley $2,230,000 and seven annual payments of $1,160,000. The due diligence period under the Agreement was extended to October 15, 2023. After evaluation in October 2023 of Wadley Property information and the Agreement, USAMSA officially notified Wadley on October 12, 2023 that it did not intend to acquire the Wadley Property and terminated this Agreement. During the fourth quarter of 2023, USAMSA, which is part of the Mexico Antimony Segment, recorded a loss on disposal of assets of approximately $130,000 related to the termination of this Agreement.

NOTE 11 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On August 24, 2022, the Company issued 132,980 shares of common stock to the board of directors to satisfy the stock payable to directors for their board services that were outstanding and accrued at December 31, 2021. The number of shares issued was based on the amount of board service fees due of $62,501 divided by the market price of the Company’s common shares on the date of issuance.

On January 25, 2023, the holders of 1,692,672 shares of Series D Preferred stock, which represents all outstanding shares of Series D Preferred Stock, converted their respective preferred shares and the Company issued 1,692,672 shares of common stock.  The Company also paid the holders $787,730 on January 18, 2023 for dividends payable as declared on November 28, 2022. 1,590,672 shares of the 1,692,672 shares of Series D Preferred stock that were converted and $740,261 of the $787,730 of dividends paid related to the estate of John Lawrence, who was a prior President and Chairman of the Company.

On January 26, 2023, in conjunction with its share repurchase plan, the Company returned to treasury and cancelled 418,696 of its common shares which were repurchased prior to December 31, 2022 for $202,980.

Common Stock Warrants

No warrants were issued, expired, or exercised during the years ended December 31, 2023 and 2022, other than 143,707 warrants with an exercise price of $0.65 expired on August 12, 2022.

The composition of the Company’s warrants outstanding at December 31, 2023 and 2022 were as follows:

Number of warrants	Exercise Price	Expiration Date	Remaining life (years)
2,285,715	0.46	7/31/2025	1.58
804,000	0.46	1/27/2026	2.08
7,650,000	0.85	8/3/2026	2.59
1,606,500	0.85	2/1/2026	2.09
12,346,215

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

The Company’s Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Series B

In 1993, the Board established a Series B preferred stock, consisting of 750,000 shares. The Series B preferred stock has preference over the Company’s common stock and Series A preferred stock (none of which are outstanding); has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors. During each of the years ended December 31, 2023 and 2022, the Company recognized $7,500 in Series B preferred stock dividend. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. The Series B Preferred stock is no longer convertible to shares of the Company’s common stock. At December 31, 2023 and 2022, cumulative dividends in arrears on the outstanding Series B shares were $217,500 and $210,000, respectively.

Series C

In 2000, the Board established a Series C preferred stock. The Series C preferred stock has preference over the Company’s common stock and has voting rights equal to that number of shares outstanding, but no conversion or dividend rights. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series C preferred stockholders is $0.55 per share.

Stock Repurchase Program

On November 21, 2022 the Board of Directors of the Company approved a stock repurchase program under which management is authorized to repurchase up to 5,000,000 shares of the Company’s outstanding common stock.  Repurchases under the program may be made occasionally, as the Company deems appropriate, based on a variety of factors such as share price, capital position, liquidity, financial performance, alternative uses of capital and overall market conditions.

NOTE 12 – 2023 Equity Incentive Plan

In December 2023, the shareholders of the Company approved United States Antimony Corporation’s 2023 Equity Incentive Plan (“the Plan”). The Plan provides for the grant of incentive stock options and non-qualified stock options to purchase shares of our common stock and other types of awards. The general purpose of the Equity Incentive Plan is to provide a means whereby eligible employees, officers, non-employee directors and other individual service providers develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our shareholders. By means of the Equity Incentive Plan, we seek to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for our success and the success of our subsidiaries. The maximum number of shares of common stock available for issuance in connection with options and other awards granted under the Equity Incentive Plan is 8,700,000. At December 31, 2023, no shares had been issued under the Plan.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – BUSINESS SEGEMENTS

The Company is organized and managed via four segments, which represent our operating units: United States antimony operations, Mexico antimony operations, precious metals recovery operations, and United States zeolite operations.

Total assets by segment at December 31, 2023 and 2022 were as follows:

	December 31,	December 31,
Total Assets:	2023	2022
Antimony segment:
United States total assets	$14,769,408	$21,636,386
Mexico total assets	7,132,885	8,484,131
Subtotal antimony segment	$21,902,293	$30,120,517
Precious metals segment:
United States total assets	$92,718	$172,004
Mexico total assets	625,974	625,292
Subtotal precious metals segment	$718,692	$797,296
Zeolite segment	5,474,010	3,782,637
Total Assets	$28,094,995	$34,700,450

Total capital expenditures by segment for the years ended December 31, 2023 and 2022 were as follows:

Capital expenditures	December 31,	December 31,
	2023	2022
Antimony segment:
United States capital expenditures	$61,851	$81,931
Mexico capital expenditures	182,321	324,961
Subtotal antimony segment	$244,172	$406,892
Precious metals segment	-	17,518
Zeolite segment	1,284,500	1,463,605
TOTAL CAPITAL EXPENDITURES	$1,528,672	$1,888,015

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected segment operational information for the years ended December 31, 2023 and 2022 were as follows:

Segment operations for the year ended December 31, 2023	Antimony	Antimony	Total	Precious
	USA	Mexico	Antimony	Metals	Zeolite	Total
Total revenues	5,416,092	488,388	5,904,480	326,496	2,462,179	8,693,155
Depreciation and amortization	39,328	550,683	590,011	110,693	258,741	959,445
Income (loss) from operations	(662,326)	(5,857,872)	(6,520,198)	215,803	(764,606)	(7,069,001)
Other income (expense)						720,714
Income tax expense						-
NET INCOME (LOSS)						(6,348,287)

Segment operations for the year ended December 31, 2022	Antimony	Antimony	Total	Precious
	USA	Mexico	Antimony	Metals	Zeolite	Total
Total revenues	6,803,848	827,822	7,631,670	261,707	3,151,330	11,044,707
Depreciation and amortization	40,978	589,877	630,855	110,540	167,825	909,220
Income (loss) from operations	2,307,649	(2,285,059)	22,590	151,167	174,448	348,205
Other income (expense)						96,529
Income tax expense						(16,073)
NET INCOME (LOSS)						428,661

NOTE 14 – SUBSEQUENT EVENTS

The Company has two subsidiaries in Mexico, US Antimony de Mexico, S.A. de C.V. (“USAMSA”) and Antimonio de Mexico, S.A. de C.V. (“ADM”). On March 11, 2024, the Company shut down the operations of USAMSA, terminated a majority of USAMSA employees, the cost of which related to this employee termination was approximately $40,000, and announced its plans to sell, lease, or dispose of its USAMSA subsidiary, operations, or assets. The USAMSA subsidiary primarily includes the Company’s Madero antimony and precious metals plant in Parras de la Fuente Coahuila, Mexico and its Puerto Blanco antimony and precious metals plant in San Luis de la Paz Guanajuato, Mexico. The Company intends to sell or lease its USAMSA subsidiary, operations, or assets over the next year and has initiated an active search for buyers or leasing opportunities of its operations and/or existing assets. The Company will maintain its existing Los Juarez mining claims and concessions in Cadereyta de Montes Queretaro, Mexico, which are included in our ADM subsidiary. There are presently no active operations at Los Juarez.

In March 2024, the Company received a favorable ruling from its appeal with no assessment due related to this audit of USAMSA’s 2013 income tax return by SAT. This ruling supports the Company’s position on this tax matter and has no impact on the Company’s financial statements at December 31, 2023. Mexico’s lower court will issue a final ruling on this matter as to whether this decision can be appealed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report, an evaluation was carried out under the supervision of and with the participation of our management, including the principal executive officer and the principal financial officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties. This is due primarily to the limited staff and small size of the Company, although internal controls have improved over the fiscal year with the replacement of the chief financial officer and controller.

While the Company does adhere to internal controls and processes that were designed and implemented to be effective, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

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

Management’s remediation initiatives include replacing the Company’s chief financial officer and controller with experienced personnel in these areas. These personnel have experience with public company financial reporting and designing and implementing effective internal control environments. Our chief financial officer was trained as an auditor and an information technology auditor at the public accounting firm of Ernst & Young LLP, and audited public companies, information technology departments, and third-party information technology service providers for 12 years. He has also implemented, documented and tested multiple internal control environments over his career. The Company has also added Board members to its audit committee who have extensive background in publicly traded companies and governance.

The Company implemented several initiatives related to internal controls including implementing software designed to enhance segregation of duties, workflow authorization, and payment processing. Also, the Company implemented a cloud-based folder system with controls for sharing, organizing, training, protecting, and storing its data. Further, the Company is evaluating other cloud-based financial reporting applications which allow for increased collaboration, transparency and review of financial reporting, including with respect to the preparation of statutory reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following sets forth certain information related to our executive officers and directors as of March 18, 2024:

Name	Age	Position
Gary C. Evans	67	Co-CEO and Chairman (Co-PEO)
Lloyd Joseph Bardswich	79	Co-CEO and Director (Co-PEO)
Jeffrey Fink	39	VP & General Manger of BRZ
John C. Gustavsen	75	President of Antimony Division
Richard R. Isaak	56	SVP, Chief Financial Officer (PFO)
David Welch	65	Controller
Dr. Blaise Aguirre	59	Director
Joseph A. Carrabba	71	Director
Michael A. McManus	80	Director

Business Experience of Executive Officers and Directors

Gary C.  Evans – Co-CEO & Chairman – Gary C. Evans joined the Board of Directors in November 2022 and has served as Chairman of our Board since July 2023 and Co-CEO since March 2024. He is a serial entrepreneur. Throughout his career, he has taken three separate energy companies public on the NYSE. At present, he has served since 2016 as Chairman of the Board and Chief Executive Officer, and is the largest shareholder of Evergreen Sustainable Enterprises, Inc. ("Evergreen"). Mr. Evans launched Evergreen as an evolution from his hemp company, Generation Hemp, Inc, while developing diversified green energy plants designed to use hemp biomass as biofuel to generate power to mine Bitcoin. Throughout his career, Mr. Evans has raised various forms of capital on Wall Street that have exceeded $7 billion. Mr. Evans has previously served for 24 years as a Director of Novavax Inc. (Nasdaq: “NVAX”), a clinical-stage vaccine biotechnology company involved in the development of COVID-19 vaccines, which achieved a market capitalization in excess of $18 billion during the pandemic, where he also previously served as Chairman, CEO and Lead Director.  He has extensive experience in the public and private financial business sectors as well as entrepreneurial expertise in start-up enterprises to multi-billion-dollar corporations. Additionally, Gary C. Evans has a history of successful dealings with investor relations and financial institutions. Mr. Evans was recognized by Ernst and Young as the Southwest Area 2004 Entrepreneur of the Year for the Energy Sector and was subsequently inducted into the World Hall of Fame for Ernst & Young Entrepreneurs. Mr. Evans was also recognized as the Energy Industry Leader of the year in 2013 and chosen by Finance Monthly in 2013 as one of the most respected CEO's. Mr. Evans was chosen as the Best CEO in the "Large Company" category by Texas Top Producers in 2013. He additionally won the Deal Maker of the Year Award in 2013 by Finance Monthly. Mr. Evans serves on the Board of the Maguire Energy Institute at Southern Methodist University and now speaks on the current affairs of the hemp industry at hemp industry conferences, on radio networks, and podcasts.

Lloyd Joseph Bardswich – Co-CEO & Director - Lloyd Joseph Bardswich, who joined the Board of Directors in February 2021 and who also has served as Co-CEO since March 2024, has extensive experience in mining, mining engineering, management, drilling, metallurgy and plant design. He is a registered Professional Mining Engineer and can serve as a QP (Qualified Person) regarding reporting to NI43-101 standards and has worked as a Mine Safety Engineer, Mine Foreman, Mine Manager and Mining Consultant. Since July 15, 2015, he has served as President of L.J. Bardswich Mine Consultant Inc., a Montana S corporation which provides consulting services to the mining industry. He also presently serves as the President of Golden Vertex Corp. the who owned (Arizona C Corporation) subsidiary of Elevation Gold Mining Corporation (TSXV -ELVT), from July 10, 2017. He also served as a director of Northern Vertex Mining Corporation (TSXV-NEE) from 2010 to February 2021, when Northern Vertex Mining Corporation (TSXV -NEE) acquired Eclipse Gold Mining Corporation (EGLD - TSXV).  On September 24, 2021, Northern Vertex Mining Corporation (TSXV -NEE) changed its name to Elevation Gold Mining Corporation TSXV-ELVT.  (OTC: NHVCD). He also presently serves as President and as a Director of Frisco Gold Corporation, an Arizona S corporation, since October 14, 2019, to the present.

Jeffrey Fink – VP & General Manager of Bear River Zeolite – Jeffrey Fink has served as VP & General Manager of Bear River Zeolite since January 2024. He recently worked at Enviva Biomass as Regional Director of Operations, responsible for all aspects of manufacturing operations for three pellet manufacturing mills with about 300 employees. Prior to Enviva, Jeff was Vice President of Operations at US Minerals where he led all manufacturing operations at five plants located throughout the U.S. Accomplishments included reducing direct per ton production costs and closing unprofitable businesses. Jeff holds a degree in Mechanical Engineering (Magna Cum Laude) and a master's in business administration, both from Virginia Tech University. He also holds several relevant industry licenses.

John C. Gustavsen –President of Antimony Division - John C. Gustavsen has served as President of our Antimony Division since March 2024. He joined the Company in November 2011 as one of its Vice Presidents and, from June 2020 to March 2024, served as our Chief Executive Officer. He also served on our Board of Directors from August 2022 to August 2023. He graduated from Rutgers University in 1970 with a BS in chemistry and started work for Harshaw Chemical (purchased by Amspec Chemical Corporation), a major producer of antimony trioxide, where he became president and treasurer in 1983 and was promoted to CEO in 1990.

Richard R. Isaak – SVP, Chief Financial Officer – Richard R. Isaak has served as the Company’s SVP, Chief Financial Officer since July 2023. Rick started his career at Ernst & Young as a CPA in the assurance and advisory business services area for 12 years with extensive experience with managing public company audits and SEC reporting primarily for large, multinational companies. After Ernst & Young, Rick served in several senior leadership roles including CFO, Chief Accounting Officer, Controller, Treasurer, and Head of Investor Relations at four different companies over 20 years.

David Welch – Controller – David Welch has served as our Controller since August 2023. He has extensive experience working in the accounting and finance departments, which includes all areas of the monthly financial close process, of multiple types of businesses. Over the past nine years, he worked in the finance department of organization in the mining, non-profit, and banking industries.

Dr. Blaise Aguirre – Director – Dr. Blaise Aguirre, who joined the Board of Directors in August 2019, is an Assistant Professor of Psychiatry at Harvard Medical School and is the founding Medical Director of 3East at McLean Hospital in Belmont, Massachusetts. In 2011, Mr. Aguirre was elected to the Board of Directors at Investors Capital Holdings, Ltd, and remained on the Board until it was sold to RCS Capital Corporation. In addition, Dr. Aguirre sits on the boards of various privately held companies. He has developed and maintained relationships with institutional money managers, venture capitalists, angel investors and has developed expertise as a small cap stock analyst as a broker with series 7 and 63 securities licenses. He received his Medical Doctor’s degree in 1989 from the University of Witwatersrand, Johannesburg, South Africa, and performed his residency at Boston University School of Medicine from 1991 to 1994.

Joseph A. Carrabba – Director – Joseph A. Carrabba joined the Board of Directors in February 2024. He is the Retired Chairman, President and Chief Executive Officer of Cliffs Natural Resources, Inc., formerly Cleveland-Cliffs, Inc., from May 2007 to November 2013. He also previously served as Cliffs President & CEO from 2006 to 2007 and as President and Chief Operating Officer from 2005 to 2006. Prior to these executive positions, Mr. Carrabba previously served as President and Chief Operating Officer of Diavik Diamond Mines from 2003 to 2006. He serves or has previously served on the boards of several other NYSE listed companies including Newmont Mining and Timken Steel, as well as several TSX listed companies, AECON and NioCorp.

Michael A. McManus – Director – Michael A. McManus joined the Board of Directors in August 2023. He is a recognized leader and builder of enterprises with successes as a public company CEO, senior government experience, a lawyer, new product development leader, and has served as a board member of several companies. He served as a board member of Novavax, a biotechnology company committed to help address serious infectious diseases globally through the discovery, development, and delivery of innovative vaccines to patients around the world. Mr. McManus has previously served as president, chief executive officer, and director at Misonix, Inc., a medical, scientific, and industrial provider of ultrasonic and air pollution systems, since 1998. Prior to that tenure, he was president and chief executive officer at New York Bancorp Inc. from 1991 to 1998. From 1990 through November 1991, Mr. McManus was president and chief executive officer at Jamcor Pharmaceuticals Inc. Previously, Mr. McManus served as an assistant to the President of the United States from 1982 to 1985 and held positions with Pfizer Inc. and Revlon Group. Mr. McManus received a BA in economics from the University of Notre Dame and a JD from the Georgetown University Law Center. He served in the US Army Infantry from 1968 through 1970. He is also a recipient of the Ellis Island Medal of Honor.

Legal Proceedings

We are not aware of any involvement by our directors or executive officers during the past ten years in legal proceedings that are material to an evaluation of the ability or integrity of any director or executive officer.

Corporate Governance

Our Board directs the management of our business and affairs and conducts its business through meetings of the Board and standing committees. We have a standing audit committee, compensation committee and corporate governance and directors’ nominating committee. The Board previously had an executive committee, which was dissolved on February 2, 2023.  The Board has determined that three of our five directors, Blaise Aguirre, Michael McManus, and Joseph Carrabba, are “independent” within the meaning of applicable NYSE American and SEC standards for service on the Board of an NYSE American listed company. During the year ended December 31, 2023, the Board of Directors held eleven meetings.

Audit Committee

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the requirements of the NYSE American. The Audit Committee consists of Michael McManus, Blaise Aguirre, and Joseph Carrabba, each of whom is independent (in accordance with Rule 10A-3 of the Exchange Act and the requirements of Section 803A of the NYSE American Company Guide) and financially sophisticated (pursuant to the requirements of Section 803B of the NYSE American Company Guide). Mr. McManus satisfies the requirement of an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K.

Our Audit Committee meets with our management and our external auditors to review matters affecting financial reporting, the system of internal accounting and financial controls and procedures and audit procedures and audit plans. Our Audit Committee reviews our significant financial risks and is involved in the appointment of senior financial executives.

Our Audit Committee monitors our audit and the preparation of financial statements, and all financial disclosures contained in our SEC filings. Our Audit Committee appoints our external auditors, monitors their qualifications and independence, and determines the appropriate level of their remuneration. The external auditors report directly to the Audit Committee. Our Audit Committee can terminate our external auditors’ engagement and approve in advance any services provided by them that are not related to the audit.

During the fiscal year ended December 31, 2023, the Audit Committee met five times. A copy of the Audit Committee charter is available on our website at www.usantimony.com.

Compensation Committee

Our Compensation Committee is composed of the following directors, each of whom is independent (under Section 803A of the NYSE American Company Guide): Blaise Aguirre, Michael McManus, and Joseph Carrabba.

We have a Compensation Committee charter that complies with the requirements of the NYSE American. Our Compensation Committee is responsible for considering and authorizing terms of employment and compensation of executive officers and providing advice on compensation structures in the various jurisdictions in which we operate. Our Chief Executive Officer may not be present during the voting determination or deliberations of his or her compensation; however, our Compensation Committee does consult with our Chief Executive Officer in determining and recommending the compensation of directors and other executive officers.

In addition, our Compensation Committee reviews both our overall salary objectives and significant modifications made to employee benefit plans, including those applicable to executive officers, and proposes awards of stock options, if any. The Compensation Committee has determined that the Company’s compensation policies and practices for its employees generally, not only with respect to executive officers, are not reasonably likely to encourage behavior that would create an abnormal amount of risk to the Company.

The Compensation Committee does not and cannot delegate its authority to determine director and executive officer compensation.

During the fiscal year ended December 31, 2023, the Compensation Committee met two times. A copy of the Compensation Committee charter is available on our website at www.usantimony.com.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is composed of the following directors, each of whom is independent as determined under Section 803A of the NYSE American Company Guide: Joseph Carrabba, Michael McManus, and Blaise Aguirre.

Our Nominating and Corporate Governance Committee is responsible for developing our approach to corporate governance issues. The Committee evaluates the qualifications of potential candidates for director positions and recommends to the Board nominees for election at the next annual meeting or any special meetings of shareholders, and any person to be considered to fill a Board vacancy resulting from death, disability, removal, resignation or an increase in Board size. The Committee’s charter describes the criteria the Board will assess in connection with the consideration of a candidate, including the candidate’s integrity, reputation, judgment, knowledge, independence, experience, accomplishments, commitment and skills, all in the context of an assessment of the perceived needs of the Board at that time.

We do not have a formal policy regarding diversity in the selection of nominees for directors. The Nominating and Corporate Governance Committee does, however, consider diversity as part of its overall selection strategy. In considering diversity of the Board as a criterion for selecting nominees, the Nominating and Corporate Governance Committee considers various factors and perspectives, including differences of viewpoint, professional experience, education, personal and professional skills and other individual qualities and attributes that contribute to Board heterogeneity, as well as race, gender and national origin. The Nominating and Corporate Governance Committee seeks persons with leadership experience in many contexts. The Nominating and Corporate Governance Committee believes that this conceptualization of diversity is the most effective means to implement Board diversity. The Nominating and Corporate Governance Committee will assess the effectiveness of this approach as part of its annual review of its charter.

The Committee will consider recommendations for director nominees made by shareholders and others if these individuals meet the criteria set forth in the Committee’s charter. For consideration by the Committee, the nominating shareholder or other person must provide the Corporate Secretary’s Office with information about the nominee, including a detailed background of the suggested candidate that will demonstrate how the individual meets our director nomination criteria. If a candidate proposed by a shareholder meets the criteria, the individual will be considered on the same basis as other candidates. No shareholder or shareholders holding 5% or more of our outstanding stock, either individually or in aggregate, has recommended a nominee for election to the Board.

During the fiscal year ended December 31, 2023, the Nominating and Corporate Governance Committee met four times. A copy of the Nominating and Corporate Governance Committee charter is available on our website at www.usantimony.com.

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

Based solely on our review of copies of Forms 3, 4 and 5 filed with the SEC during or relating to 2023 and written representations provided to the Company, the Company has determined that Richard R. Isaak filed his Form 3 late in an earlier fiscal period, Michael McManus and Joseph Carrabba have failed to file their Form 3’s, and former director Hart Baitis and former officer Kelly Stopher failed to file their Form 3’s.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on our corporate website, at https://www.usantimony.com. We intend to disclose any amendment to, or waiver from, a provision of the code of business conduct that applies to our principal executive officer, principal financial officer or principal accounting officer or controller on our corporate website. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. We comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for our principal executive officer during the year ended December 31, 2023, the two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2023 and whose total compensation for  2023 exceeded $100,000, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2023. These officers are referred to as our named executive officers.

In 2023, our “named executive officers” and their positions were as follows:

•	John C. Gustavsen, President of Antimony Division (PEO during the year ended December 31, 2023); and
•	Richard R. Isaak, SVP, Chief Financial Officer
•	Kelly Stopher, former Chief Financial Officer

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers:

			Other	Stock
Name and Principal Position	Year	Salary	Compensation (1)	Awards	Total
John C. Gustavsen, President of Antimony Division	2023	$140,994	$10,642	$-	$151,636
	2022	$111,250	$11,405	$-	$122,655
	2021	$100,000	$10,667	$-	$110,667

Richard R. Isaak, SVP, Chief Financial Officer	2023	$107,692	$1,958	$-	$109,650

Kelly J. Stopher, Chief Financial Officer (2)	2023	$115,080	$-	$-	$115,080
	2022	$72,000	$-	$-	$72,000
	2021	$6,000	$-	$-	$6,000

(1)	Other compensation represents health insurance costs paid by the Company.
(2)	Mr. Stopher resigned as CFO of the Company effective July 31, 2023.

Compensation for all executive officers, except for the CEO position, is recommended to the compensation committee of the Board by the CEO. The compensation committee makes a recommendation for the compensation of the CEO. The compensation committee has identified a peer group of mining companies to aid in reviewing the CEO’s compensation recommendations for executives, and for reviewing the compensation of the CEO. The full Board approves the compensation amounts recommended by the compensation committee. Currently, the executive managements’ compensation only includes base salary and health insurance. For the year ended December 31, 2023, the Company did not have annual performance-based salary increases, long term performance-based cash incentives, deferred compensation, retirement benefits, or disability benefits. However, the Company has started annual performance-based salary increases and equity incentive awards in 2024.

No equity awards or plan based awards to officers or directors were outstanding as of December 31, 2023.

Director Compensation

Following is a summary of all compensation earned by or paid to directors (excluding named executive officers) during the year ended December 31, 2023:

Name and Principal Position	Fees Earned paid in Cash	Fees Earned paid in Stock	Total Fees, Awards and Other Compensation
Gary C. Evans, Co-CEO and Chairman	$150,612	$-	$150,612
Lloyd Joseph Bardswich, Co-CEO and Director	$95,460	$-	$95,460
Dr. Blaise Aguirre, Director	$91,877	$-	$91,877
Michael A. McManus, Director	$54,067	$-	$54,067

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 18, 2024 by (i) each person who is known by us to beneficially own more than 5% of our Series B and C preferred stock or common stock; (ii) each of our named executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 47 Cox Gulch, Thompson Falls, Montana 59873.

Title of Class of Stock	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Percent of Voting Stock (1)
More than 5% owners:
Common Stock	Russell Lawrence, 1500 Johnson Road, Deary, ID 83823	6,743,147	6.3%	6.3%
Common Stock	Creative Planning, LLC, 5454 W. 110th Street Overland Park, KS 66211	7,435,101	6.9%	6.9%
Common Stock	Kenneth M Reed, 4 Betsy Lane, Dover, MA 02030	8,118,729	7.5%	7.5%
Common Stock	Lydia Dugan & Patrick Dugan, 3009 Post Oak Boulevard Suite 1212, Houston, Texas	8,114,027	7.5%	7.5%
Series B Preferred	Excel Mineral Company, P.O. Box 3800 Santa Barbara, CA 93130	750,000)	100.0%	N/A
Series C Preferred	Walter Maquire, Sr., PO Box 129, Keller, VA 23401	49,091)	27.6%	0.05%
Series C Preferred	Richard A. Woods, 59 Penn Circle West Penn Plaza Apts. Pittsburgh, PA 15206	48,305)	27.2%	0.04%
Series C Preferred	Dr. Warren A. Evans, 69 Ponfret Landing Road Brooklyn, CT 06234	48,305)	27.2%	0.04%
Series C Preferred	Edward Robinson, 1007 Spruce Street, 1st floor Philadelphia, PA 19107	32,203)	18.1%	0.03%
Directors and Officers:
Common Stock	Dr. Blaise Aguirre	93,806	0.1%	0.1%
Common Stock	Lloyd Joseph Bardswich	26,596	0.0%	0.0%
Common Stock	Gary C. Evans	1,078,818	1.0%	1.0%
Common Stock	All Directors and Executive Officers as a Group	1,199,220	1.1%	1.1%
Common and Preferred Voting Stock	All Directors and Executive Officers as a Group	1,199,220	1.1%	1.1%

54

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, which includes the power to dispose of or to direct the disposition of the security or the right to acquire such powers within 60 days. In computing the number of shares of our common stock beneficially owned by a person or entity and the percentage ownership, we deem outstanding shares of our stock subject to options, warrants or other rights held by that person or entity that are currently exercisable or exercisable within 60 days of March 18, 2024. We do not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise indicated, and subject to applicable community property laws, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them. “Percent of Class” is based on 107,647,317 shares of common stock, 750,000 shares of Series B Preferred Stock and 177,904 shares of Series C Preferred Stock outstanding on March 18, 2024. “Percent of Voting Stock” is based on 107,825,221 shares, which is the total of all the common stock issued and all Series C Preferred Stock outstanding at March 18, 2024.

(2)

The outstanding Series B preferred shares carry voting rights only if the Company is in default in the payment of declared dividends. The Board of Directors has not declared any dividends as due and payable for the Series B preferred stock.

(3)	The outstanding Series C preferred shares carry voting rights equal to the same number of shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes equity compensation plans that were approved by our shareholders and equity compensation plans that were not approved by our shareholders as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	-	-	8,700,000
Equity compensation plans not approved by shareholders	-	-	-

Item 13. Certain Relationships and Related Transactions, and Director Independence

During 2023, there were no transactions in which we were a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners had a direct or indirect material interest other than as follows: The Company incurred cost of $12,884 during the year ended December 31, 2023 from an entity owned by Russell Lawrence, the Company’s former President and board member, while he was employed by the Company for lodging and meals provided to employees, board members, consultants and customers of the Company.

Item 14. Principal Accountant Fees and Services

Principal Accounting Fees and Services

The aggregate fees billed by Assure CPA, LLC (“Assure CPA”) for professional services rendered to us for the years ended December 31, 2023 and 2022 were as follows:

	For the Fiscal Years Ended
	December 31,
	2023	2022
Audit Fees (1)	$169,738	$133,459
Tax Fees (2)	14,430	12,000
All Other Fees (3)	4,400	2,438
Total	$188,568	$147,897

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

(3)	All other fees consist of fees not otherwise reported as audit or tax fees.

Pre-Approval Policy

Our Board and audit committee review and approve audit and permissible non-audit services performed by Assure CPA, as well as the fees charged by Assure CPA for such services. In its review of non-audit service fees and its appointment of Assure CPA as our independent accountants, the Board considered whether the provision of such services is compatible with maintaining Assure CPA independence. All services provided, and fees charged by Assure CPA in 2023 were pre-approved by the Board and the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. EXHIBITS

The exhibits listed in (b) below are filed as part of this Annual Report and incorporated herein by reference.

(b) Exhibits:

Exhibit Number	Description

3.1	Second Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on January 15, 2021).

3.2	Second Restated Amended and Restated Bylaws (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012)

4.1 *	Description of Company’s Securities Registered Pursuant to Section 12 of the Exchange Act

10.1 *	United States Antimony Corporation 2023 Equity Incentive Plan

21.1 *	Subsidiaries of the Company
31.1a *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.1b *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
95 *	Mine Safety Disclosure
97 *	United States Antimony Corporation Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_____________________

* Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION (Registrant)

By	/s/ Gary C. Evans	Date: April 12, 2024
Gary C. Evans
Co-Chief Executive Officer and Chairman of the Board (co-principal executive officer)

By	/s/ Lloyd Joseph Bardswich	Date: April 12, 2024
Lloyd Joseph Bardswich
Co-Chief Executive Officer and Director (co-principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gary C. Evans	Date: April 12, 2024
Gary C. Evans, Co-Chief Executive Officer and Chairman of the Board (co-principal executive officer)

By:	/s/ Lloyd Joseph Bardswich	Date: April 12, 2024
Lloyd Joseph Bardswich, Co-Chief Executive Officer and Director (co-principal executive officer)

By:	/s/ Richard R. Isaak	Date: April 12, 2024
Richard R. Isaak, SVP, Chief Financial Officer (principal financial officer)

By:	/s/ John C. Gustavsen	Date: April 12, 2024
John C. Gustavsen, President of Antimony Division

By:	/s/ David Welch	Date: April 12, 2024
David Welch, Controller (principal accounting officer)

By:	/s/ Dr. Blaise Aguirre	Date: April 12, 2024
Dr. Blaise Aguirre, Director

By:	/s/ Michael A. McManus	Date: April 12, 2024
Michael A. McManus, Director

