Form 10-Q
period 2024-03-31
UNITED STATES ANTIMONY CORP
filed 2024-05-15
CIK 101538

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 108,438,984 shares outstanding of the registrant’s $0.01 par value common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,941,298	$11,899,574
Certificates of deposit	22,216	72,898
Accounts receivable, net	1,057,742	625,256
Inventories, net	653,010	1,019,154
Prepaid expenses and other current assets	117,167	92,369
Current assets held for sale (Note 11)	215,110	366,955
Total current assets	14,006,543	14,076,206
Properties, plants and equipment, net	7,709,812	7,765,045
Restricted cash for reclamation bonds	55,060	55,061
Other assets	18,098	18,098
Non-current assets held for sale (Note 11)	6,215,574	6,180,585
Total assets	$28,005,087	$28,094,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$403,441	$330,147
Accrued liabilities	117,822	109,341
Accrued liabilities - directors	167,059	124,810
Royalties payable	52,527	153,429
Long-term debt, current portion	7,170	28,443
Current liabilities held for sale (Note 11)	158,103	151,288
Total current liabilities	906,122	897,458

Stock payable to directors	38,542	38,542
Asset retirement obligations	1,119,832	1,101,561
Non-current liabilities held for sale (Note 11)	536,466	536,466
Total liabilities	2,600,962	2,574,027
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: 0 shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding (liquidation preference $969,375 and $967,500, respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding (liquidation preference $97,847 both years)	1,779	1,779
Series D: 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized; 108,438,984 and 107,647,317 shares issued and outstanding, respectively	1,084,389	1,076,472
Additional paid-in capital	64,051,844	63,853,836

Accumulated deficit	(39,741,387)	(39,418,619)
Total stockholders' equity	25,404,125	25,520,968
Total liabilities and stockholders' equity	$28,005,087	$28,094,995

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the three months ended
	March 31, 2024		March 31, 2023
REVENUES		$2,831,390	$2,210,844
COST OF REVENUES		2,008,486	1,816,001
GROSS PROFIT		822,904	394,843
OPERATING EXPENSES:
General and administrative		455,394	141,271
Salaries and benefits		241,605	127,692
Professional fees		177,157	46,004
Loss on disposal of property, plant and equipment		17,494	-
TOTAL OPERATING EXPENSES		891,650	314,967
INCOME (LOSS) FROM OPERATIONS		(68,746)	79,876
OTHER INCOME (EXPENSE):
Interest and investment income		150,851	122,372
Trademark and licensing income		6,368	7,525
Other miscellaneous income (expense)		(2,372)	83,608
TOTAL OTHER INCOME		154,847	213,505
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		86,101	293,381
Income tax expense		-	-
INCOME FROM CONTINUING OPERATIONS		86,101	293,381
Discontinued operations:
Loss from discontinued operations before income taxes		(408,869)	(1,100,365)
Income tax expense		-	-
Loss from discontinued operations (Note 11)		(408,869)	(1,100,365)
Net loss		(322,768)	(806,984)
Preferred dividends		(1,875)	(1,875)
Net loss available to common stockholders	($324,643)		($808,859)
Basic and diluted earnings per common share:
Income from continuing operations	$	nil	$ nil
Loss from discontinued operations	$	nil	$(0.01)
Net loss	$	nil	$(0.01)

Weighted average shares outstanding:
Basic		107,908,306	107,260,472
Diluted		107,908,306	107,260,472

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) For the three months ended March 31, 2024 and 2023

	Total Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Shares to be returned to treasury	Accumulated Deficit	Total
Balances, December 31, 2022	2,620,576	$26,205	106,373,341	$1,063,732	$64,052,630	$(202,980)	$(33,070,332)	$31,869,255
Conversion of Preferred Series D to common stock	(1,692,672)	(16,926)	1,692,672	16,927	(1)	-	-	-
Common stock buyback and retirement	-	-	(418,696)	(4,187)	(198,793)	202,980	-	-
Net loss	-	-	-	-	-	-	(806,984)	(806,984)
Balances, March 31, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	$-	$(33,877,316)	$31,062,271
Balances, December 31, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	$-	$(39,418,619)	$25,520,968
Share-based compensation	-	-	791,667	7,917	198,008	-	-	205,925
Net loss	-	-	-	-	-	-	(322,768)	(322,768)
Balances, March 31, 2024	927,904	$9,279	108,438,984	$1,084,389	$64,051,844	$-	$(39,741,387)	$25,404,125

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income from continuing operations	$86,101	$293,381
Adjustments to reconcile net income from continuing operations to net cash provided (used) by operating activities of continuing operations:
Depreciation and amortization	106,147	69,332
Accretion of asset retirement obligation	18,271	375
Loss on disposal of property, plant, and equipment	17,494	-
Write down of inventory to net realizable value	80,143	-
Share-based compensation	205,925	-
Other non-cash items	(15,695)	2,041
Changes in operating assets and liabilities:
Accounts receivable, net	(432,486)	(919,819)
Inventories, net	286,001	(76,504)
Prepaid expenses and other current assets	(24,798)	(141,852)
Accounts payable	73,294	158,942
Accrued liabilities	8,481	(55,425)
Accrued liabilities – directors	42,249	19,746
Royalties payable	(100,902)	(419,191)
Net cash provided (used) by operating activities of continuing operations	350,225	(1,068,974)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from redemption of certificates of deposit	50,682	-
Purchases of properties, plant, and equipment	(52,713)	(501,202)
Net cash used by investing activities of continuing operations	(2,031)	(501,202)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Payments on dividends payable	-	(787,730)
Principal payments on long-term debt	(21,273)	(23,022)
Net cash used by financing activities of continuing operations	(21,273)	(810,752)
Net cash flows provided (used) by continuing operations	326,921	(2,380,928)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used by operating activities	(285,198)	(1,204,818)
Net cash used by investing activities	-	(113,568)
Net cash flows used by discontinued operations	(285,198)	(1,318,386)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	41,723	(3,699,314)
|CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	11,954,635	19,117,666
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$11,996,358	$15,418,352

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock buyback and retirement	-	$202,980
Conversion of Preferred Series D to Common Stock	-	$16,926

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2024

 NOTE 1 - NATURE OF OPERATIONS

United States Antimony Corporation and its subsidiaries in the U.S. and Mexico (“USAC”, the “Company”, “Our”, “Us”, or “We”) sell processed antimony, zeolite, and precious metals products in the U.S. and Canada. The Company processes antimony ore primarily into antimony oxide, antimony metal, and antimony trisulfide. Our antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Our antimony metal is used in bearings, storage batteries, and ordnance. Our antimony trisulfide is used as a primer in ammunition. In its operations in Idaho, the Company mines and processes zeolite, a group of industrial minerals used in soil amendment and fertilizer, water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, and other miscellaneous applications. We recover certain amounts of precious metals, primarily gold and silver, at our plant in Montana from antimony concentrates.

Developments in the Current Period - Discontinued Operations

The Company has two subsidiaries in Mexico, US Antimony de Mexico, S.A. de C.V. (“USAMSA”) and Antimonio de Mexico, S.A. de C.V. (“ADM”). On March 11, 2024, the Company shut down the operations of USAMSA and announced its plans to sell its USAMSA subsidiary, operations, or assets. The USAMSA subsidiary primarily includes the Company’s Madero antimony and precious metals plant in Parras de la Fuente Coahuila, Mexico and its Puerto Blanco antimony and precious metals plant in San Luis de la Paz Guanajuato, Mexico. The Company intends to sell its USAMSA subsidiary, operations, or assets over the next year and has initiated an active search for buyers of its operations and/or existing assets. While the Company will maintain its existing Los Juarez mining claims and concessions in Mexico, which are included in our ADM subsidiary, there are presently no active operations at Los Juarez. See Note 11 for further information.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2024, and its results of operations and cash flows for the three months ended March 31, 2024 and 2023. The Condensed Consolidated Balance Sheet as of December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on April 12, 2024.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2024

Discontinued Operations

Disposal groups that meet the discontinued operations criteria by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-20-45 are classified as discontinued operations and are excluded from continuing operations and segment results for all periods presented.

Share-Based Compensation

The Company’s share-based awards consist of restricted stock units (“RSUs”) and stock options granted to employees and non-employee directors.

RSUs are stock awards entitling the award recipient to a specified number of shares of the Company’s common stock as the award vests. Each of our RSU grants include a time-based vesting condition, which is the only vesting condition related to the RSU grants. The Company calculates the fair value of RSUs on the grant date using the closing market price of the Company’s common stock on the grant date. The Company expenses the grant date fair value of RSUs ratably over the requisite service period, other than RSUs that vest on the grant date, the grant date fair value of which is expensed on the grant date. The Company recognizes forfeitures as they occur.

Stock options grant award recipients the option to purchase a specified number of shares of the Company’s common stock at an exercise price per share specified in the grant agreement as the stock options vest. Stock option grants include either a time-based vesting condition or performance-based vesting conditions with a specified term to meet the performance condition. The Company calculates the fair value of stock options on the grant date using the Black-Scholes option-pricing model, which requires the Company to make estimates and assumptions, such as expected volatility, expected term, and risk-free interest rate. For time-based vesting stock option grants, the Company expenses the grant date fair value of the award ratably over the requisite service period. For performance-based vesting stock option grants, the Company expenses the grant date fair value of the award based on the probability and timing of achieving the performance criteria. The Company recognizes forfeitures as they occur.

The expense related to employee and non-employee director share-based awards is recorded in “Salaries and benefits” and “General and administrative,” respectively, in the Condensed Consolidated Statements of Operations.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2024

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through convertible preferred stock, stock options, RSUs, and warrants.

At March 31, 2024 and 2023, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive were as follows:

	March 31, 2024	March 31, 2023
Warrants	12,346,215	12,346,215
RSUs	225,695	-
Total possible dilution	12,571,910	12,346,215

NOTE 4 – REVENUE RECOGNITION

Products consist of the following:

•	Antimony: includes antimony oxide, antimony metal, antimony trisulfide.
•	Zeolite: includes coarse and fine zeolite crushed in various sizes.
•	Precious metals: includes unrefined and refined gold and silver.

Sales of products for the three months ended March 31, 2024 and 2023 were as follows:

	For the three months ended
	March 31, 2024	March 31, 2023
Antimony product revenue	$2,228,385	$1,612,639
Zeolite product revenue	603,005	482,093
Precious metals product revenue	-	116,112
TOTAL REVENUES	$2,831,390	$2,210,844

Domestic and foreign revenues for the three months ended March 31, 2024 and 2023 were as follows:

	For the three months ended
	March 31, 2024	March 31, 2023
Domestic revenues	$2,280,774	$1,991,230
Foreign revenues	550,616	219,614
TOTAL REVENUES	$2,831,390	$2,210,844

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2024

The Company’s trade accounts receivable balance related to contracts with customers was $1,057,742 at March 31, 2024 and $625,256 at December 31, 2023, net of an allowance for doubtful accounts related to trade accounts receivables of $271,212 at March 31, 2024 and December 31, 2023. The Company’s products do not involve any warranty agreements and product returns are not typical.

NOTE 5– INVENTORIES

Inventories at March 31, 2024 and December 31, 2023 consisted primarily of finished antimony metal and oxide products, antimony ore and concentrates, and finished zeolite products. Inventories are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products and finished zeolite products costs include direct materials, direct labor, overhead, depreciation, and freight. Inventories at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Antimony oxide inventory	$136,245	$252,927
Antimony metal inventory	90,631	237,429
Antimony ore and concentrates inventory	24,482	23,752
Total antimony inventory	251,358	514,108
Zeolite inventory	401,652	505,046
TOTAL INVENTORIES	$653,010	$1,019,154

At March 31, 2024 and December 31, 2023, inventories were valued at cost, except for the portion of inventory related to zeolite which was valued at net realizable value because costs were greater than the amount the Company expected to receive on the sale of zeolite inventory. The adjustment to inventory for net realizable value was $80,143 and $Nil for the three months ended March 31, 2024 and 2023, respectively.

Antimony oxide and metal inventory consisted of finished product held by the Company’s plants in Montana and Mexico. Antimony ore and concentrates were held primarily at its sites in Montana and Mexico. The Company’s zeolite inventory consisted primarily of saleable zeolite material at the Company’s plant located in Idaho.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2024

NOTE 6 – PROPERTIES, PLANTS AND EQUIPMENT

The major components of the Company’s properties, plants and equipment (“PP&E”) by segment at March 31, 2024 and December 31, 2023 were as follows:

March 31, 2024	Antimony Segment		Zeolite Segment	Precious Metals
	USAC	Mexico	BRZ	Segment	TOTAL
Plant and equipment	$1,675,444	$79,001	$5,368,804	$234,174	$7,357,423
Buildings	243,248	11,970	2,025,043	-	2,280,261
Land and other	2,727,198	1,329,987	687,639	-	4,744,824
Construction in progress	-	-	18,590	-	18,590
PP&E, gross	$4,645,890	$1,420,958	$8,100,076	$234,174	$14,401,098
Accumulated depreciation	(2,675,660)	(239,047)	(3,597,180)	(179,399)	(6,691,286)
PP&E, net	$1,970,230	$1,181,911	$4,502,896	$54,775	$7,709,812

December 31, 2023	Antimony Segment		Zeolite Segment	Precious Metals
	USAC	Mexico	BRZ	Segment	TOTAL
Plant and equipment	$1,675,444	$79,001	$5,336,808	$234,174	$7,325,427
Buildings	243,248	11,970	2,025,043	-	2,280,261
Land and other	2,727,198	1,329,987	687,639	-	4,744,824
Construction in progress	-	-	8,951	-	8,951
PP&E, gross	$4,645,890	$1,420,958	$8,058,441	$234,174	$14,359,463
Accumulated depreciation	(2,661,719)	(235,024)	(3,524,130)	(173,545)	(6,594,418)
PP&E, net	$1,984,171	$1,185,934	$4,534,311	$60,629	$7,765,045

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2024

NOTE 7 – LONG-TERM DEBT

Long-term debt at March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Installment contract payable to Caterpillar Financial Services, bearing interest at 6.65%, payable in 24 monthly installments of $7,210 maturing April 28, 2024; collateralized by 2007 Caterpillar 740 articulated truck	$7,170	$28,443
Total debt	7,170	28,443
Less current portion of debt	(7,170)	(28,443)
Long term portion of debt	$-	$-

The principal payments owed Caterpillar Financial Services of $7,170 at March 31, 2024 will be due in April 2024.

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

Historically, from time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At March 31, 2024 and December 31, 2023, the Company had no accrued liabilities relating to such assessments. However, during the first quarter of 2024, Bear River Zeolite Company (“BRZ”), a wholly owned subsidiary of the Company, received four significant and substantial citations from MSHA, all of which have been rectified by BRZ prior to the filing of this quarterly report.

On a combined basis, BRZ pays royalties ranging from 8% to 13% on the sale of zeolite products. At March 31, 2024 and December 31, 2023, the Company had accrued royalties payable of $52,527 and $153,429, respectively.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2024

Stock option and RSU awards were granted on January 29, 2024 and March 1, 2024 in accordance with our 2023 Equity Incentive Plan, which was approved by the Company’s shareholders. No other equity grants were outstanding at March 31, 2024. The Company’s Board of Directors granted to an employee on January 29, 2024 100,000 RSUs, one-third of which vest each year beginning each anniversary subsequent to the grant date, and 200,000 stock options with performance-based vesting conditions and a 10-year term. The fair value of the RSUs granted on January 29, 2024 was $24,000 and the fair value of the stock options granted on January 29, 2024 was $48,000. The Company’s Board of Directors also granted 2,375,000 RSUs and 3,400,000 stock options to employees and non-employee directors on March 1, 2024 with the RSUs vesting one-third each year beginning on the grant date, 2,500,000 stock options vesting one-third each year beginning each anniversary subsequent to the grant date, and 900,000 stock options with performance-based vesting conditions and a 3-year term. The fair value of the RSUs granted on March 1, 2024 was $522,500 and the fair value of the stock options granted on March 1, 2024 was $544,000. One-third of the RSUs granted on March 1, 2024, which equates to 791,667 shares of the Company’s common stock, vested during the three months ended March 31, 2024. At March 31, 2024, 1,583,333 RSU’s are unvested from the March 1, 2024 grant and 100,000 RSUs are unvested from the January 29, 2024 grant. The Company expensed $205,925 and $nil during the three months ended March 31, 2024 and 2023, respectively, related to stock option and RSU grants.

The remaining unrecognized compensation expense for RSUs granted on January 29, 2024 was $22,667 at March 31, 2024, which is expected to be recognized over the next 2.83 years. The remaining unrecognized compensation expense for RSUs granted on March 1, 2024 was $333,819 at March 31, 2024, which is expected to be recognized over the next 2.92 years.

The remaining unrecognized compensation expense for stock options granted on January 29, 2024 was $47,200 at March 31, 2024, which is expected to be recognized over the next 8.33 years. These stock options had no intrinsic value at March 31, 2024. The remaining unrecognized compensation expense for stock options granted on March 1, 2024 was $528,889 at March 31, 2024, which is expected to be recognized over the next 2.92 years. The intrinsic value of these stock options at March 31, 2024 was $102,000.

The fair value of stock options granted on January 29, 2024 and March 1, 2024 and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Stock Options	Stock Options
	Granted On	Granted On
	January 29, 2024	March 1, 2024
Fair value per share of options granted	$0.24	$0.16
Options granted	200,000	3,400,000
Exercise price per share	$0.25	$0.22
Expected Term (in years)	10	3
Risk-free rate	4.08%	4.32%
Volatility	302.65%	116.28%

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2024

Common stock warrants

No warrants were issued, expired, or exercised during the three months ended March 31, 2024 and 2023.

The composition of the Company’s warrants outstanding at March 31, 2024 and 2023 was as follows:

Number of warrants	Exercise Price	Expiration Date	Remaining life (years)
2,285,715	$0.46	7/31/2025	1.33
804,000	$0.46	1/27/2026	1.83
7,650,000	$0.85	8/3/2026	2..34
1,606,500	$0.85	2/1/2026	1.84
12,346,215

NOTE 10 – BUSINESS SEGEMENTS

The Company is organized and managed with four business segments, which represent our operating units: United States antimony operations, Mexico antimony operations, precious metals recovery and United States zeolite operations. See Note 11 for the Mexico discontinued operations that are excluded from business segments.

Total assets by segment at March 31, 2024 and December 31, 2023 were as follows:

Total Assets, Excluding Discontinued Operations	March 31, 2024	December 31, 2023
Antimony segment:
United States total assets	$14,962,876	$14,769,408
Mexico total assets	1,248,036	1,211,319
Subtotal antimony segment	$16,210,912	$15,980,727
Precious metals segment:
United States total assets	$86,864	$92,718
Mexico total assets	-	-
Subtotal precious metals segment	$86,864	$92,718
Zeolite segment	5,276,627	5,474,010
Total assets, excluding discontinued operations	$21,574,403	$21,547,455

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2024

Total capital expenditures by segment for the three months ended March 31, 2024 and 2023 were as follows:

Capital expenditures, Excluding Discontinued Operations	For the three months ended
	March 31, 2024	March 31, 2023
Antimony segment:
United States capital expenditures	$-	$3,550
Mexico capital expenditures	-	-
Subtotal antimony segment	$-	$3,550
Precious metals segment	-	-
Zeolite segment	52,713	497,652
Total capital expenditures, excluding discontinued operations	$52,713	$501,202

Selected segment operational information for the three months ended March 31, 2024 and 2023 were as follows:

Segment Operations, Excluding Discontinued Operations	Antimony	Antimony	Total	Precious
For the three months ended March 31, 2024	USA	Mexico	Antimony	Metals	Zeolite	Total
Total revenues	$2,228,385	$-	$2,228,385	$-	$603,005	$2,831,390
Depreciation and amortization	13,941	4,024	17,965	5,854	82,328	106,147
Income (loss) from operations	$394,806	($26,197)	$368,609	($5,854)	($431,501)	(68,746)
Other income						154,847
Income tax expense						-
NET INCOME						$86,101

Segment Operations, Excluding Discontinued Operations	Antimony	Antimony	Total	Precious
For the three months ended March 31, 2023	USA	Mexico	Antimony	Metals	Zeolite	Total
Total revenues	$1,612,639	$-	$1,612,639	$116,112	$482,093	$2,210,844
Depreciation and amortization	8,280	4,024	12,304	5,854	51,174	69,332
Income (loss) from operations	$62,072	($27,849)	$34,223	$110,258	($64,605)	$79,876
Other income						213,505
Income tax expense						-
NET INCOME						$293,381

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2024

NOTE 11 – DISCONTINUED OPERATIONS

As described in Note 1, on March 11, 2024, the Company shut down the operations of USAMSA and announced its plans to sell its USAMSA subsidiary, operations, or assets over the next year. The accounting requirements for reporting USAMSA as a discontinued operation were met in the first quarter of 2024. Accordingly, the condensed consolidated financial statements and notes to the condensed consolidated financial statements reflect the results of USAMSA as a discontinued operation and are excluded from continuing operations and segment results for all periods presented.

Our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows report discontinued operations separate from continuing operations. Our Condensed Consolidated Statements of Equity combine the results of continuing and discontinued operations.

The key components of the loss from discontinued operations for the three months ended March 31, 2024 and 2023 were as follows:

	For the three months ended
	March 31, 2024	March 31, 2023
REVENUES	$240,677	$-
COST OF REVENUES	474,096	930,262
GROSS PROFIT LOSS	(233,419)	(930,262)
OPERATING EXPENSES:
General and administrative	44,892	14,323
Professional fees	35,151	38,802
Other operating expenses	88,246	108,345
TOTAL OPERATING EXPENSES	168,289	161,470
LOSS FROM OPERATIONS	(401,708)	(1,091,732)
OTHER EXPENSE:
Other miscellaneous expense	(7,161)	(8,633)
TOTAL OTHER EXPENSE	(7,161)	(8,633)
LOSS FROM DISCONTINUED OPERATIONS BEFORE TAX	(408,869)	(1,100,365)
Income tax expense	-	-
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(408,869)	$(1,100,365)

Depreciation and amortization expense of USAMSA totaled $nil and $154,909 for the three months ended March 31, 2024 and 2023, respectively.

Accretion of asset retirement obligation of USAMSA totaled $nil and $2,993 for the three months ended March 31, 2024 and 2023, respectively.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2024

Write down of inventory to net realizable value of USAMSA totaled $43,074 and $246,792 for the three months ended March 31, 2024 and 2023, respectively.

Capital expenditures of USAMSA totaled $nil and $113,568 for the three months ended March 31, 2024 and 2023, respectively.

The carrying amounts of major classes of assets and liabilities of USAMSA included in assets and liabilities of discontinued operations were as follows:

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Inventories, net	$215,110	$366,955
Total current assets, discontinued operations	215,110	366,955
Properties, plants and equipment, net	5,689,446	5,689,446
IVA receivable and other assets, net	526,128	491,139
Total assets, discontinued operations	$6,430,684	$6,547,540
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$137,744	$126,788
Accrued liabilities	20,359	24,500
Total current liabilities, discontinued operations	158,103	151,288
Asset retirement obligations	536,466	536,466
Total liabilities, discontinued operations	$694,569	$687,754

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2024

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

In March 2024, the Company received a favorable ruling from its appeal with no assessment due related to this audit of USAMSA’s 2013 income tax return by SAT. This ruling supports the Company’s position on this tax matter and had no impact on the Company’s financial statements at March 31, 2024 or December 31, 2023. Mexico’s lower court will issue a final ruling on this matter as to whether this decision can be appealed by the appropriate Mexican authorities.

Mexico Value Added Tax

USAMSA records a receivable for the Value Added Tax (“VAT” or “IVA”) it pays on certain goods and services representing amounts to be reimbursed from the Mexican government. USAMSA has a reserve of $717,647 and $687,534 on its IVA receivable balance at March 31, 2024 and December 31, 2023, respectively. The net IVA receivable of $470,083 and $435,094 at March 31, 2024 and December 31, 2023, respectively, is recorded in “IVA receivable and other assets, net” in assets held for sale in discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Readers should note that, in addition to the historical information contained herein, this Quarterly Report and the exhibits attached hereto contain “forward-looking statements” within the meaning of, and intended to be covered by, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon current expectations and beliefs concerning future developments and their potential effects on the Company including matters related to the Company's operations, pending contracts and future revenues, financial performance, profitability, ability to execute on its increased production and installation schedules for planned capital expenditures, and the size of forecasted deposits. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which they are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. The reader is cautioned not to put undue reliance on these forward-looking statements, as these statements are subject to numerous factors and uncertainties. In addition, other factors that could cause actual results to differ materially are described in the Company's most recent filings, including Form 10-K, Form 10-Q, and Form 8-K with the Securities and Exchange Commission.

Any statement that expresses or involves discussions or descriptions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance, often, but not always using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “outlook”, “anticipates” or “does not anticipate”, “plans”, “estimates”, “forecast”, “project”, “pro forma”, or “intends”, or stating that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak or describe only as of the date they are made and are subject to assumptions and uncertainties. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks related to:

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

•	Global pandemics or civil unrest;
•	Mexican labor and cartel issues regarding safety and organized control over our properties;
•	The positions and associated outcomes of Mexican and other taxing authorities;
•	The possible dilution of the Company’s common stock from additional financing activities;
•	Cybersecurity and business disruptions;
•	Potential conflicts of interest with the Company’s management;
•	Not realizing the value of its USAMSA assets in Mexico upon sale or disposal; and,
•	The Company’s common stock.

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Description of Business” and “Management’s Discussion and Analysis and Plan of Operation” of this Quarterly Report and in the Company’s filings, including Form 10-K, Form 10-Q, and Form 8-K, with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United States Antimony Corporation disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s consolidated financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2023. The following statements may be forward-looking in nature and actual results may differ materially.

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

On March 11, 2024, the Company shut down the operations of USAMSA and announced its plans to sell its USAMSA subsidiary, operations, or assets. See Note 1 and Note 11of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further information. The accounting requirements for reporting USAMSA as a discontinued operation were met in the first quarter of 2024. Accordingly, the consolidated financial statements and notes to the consolidated financial statements reflect the results of USAMSA as a discontinued operation and are excluded from continuing operations and segment results for all periods presented.

Although we extract minerals from the Bear River Zeolite property in Idaho that we later process and sell, we have not yet prepared a technical report summary for the Bear River Zeolite property making a determination on the property’s mineral resources or mineral reserves. However, the Company is in the process of beginning this initiative.

The Company is organized and managed by the following four segments, which represent our operating units: United States antimony segment, Mexico antimony segment, zeolite segment, and precious metals segment. See Note 11 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for the Mexico discontinued operations that are excluded from business segments.

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

Mexico Antimony Segment

The Company has two subsidiaries in Mexico, USAMSA and ADM. On March 11, 2024, we shut down the operational activities of USAMSA, which primarily includes the following two antimony and precious metals processing plants in Mexico: (1) the Madero smelter in Coahuila, and (2) the Puerto Blanco flotation mill, oxide circuit, and cyanide leach circuit in Guanajuato. The Company intends to sell its USAMSA subsidiary, operations, or assets over the next year and has initiated an active search for buyers or leasing opportunities of its operations and/or existing assets.

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

22

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

Precious Metals Segment

Our precious metals segment consists of a precious metals recovery plant that is operated in conjunction with the antimony processing plant in Montana. Precious metals are recovered in the leach circuit and settling pond after the ore goes through the crushing and flotation cycles. When precious metals are contained in antimony source, the metallurgical techniques employed for the recovery of antimony are altered to also recover the precious metals.  The principal source of antimony concentrates bearing precious metals came from our Canadian supplier, who also purchases precious metals from the Company.

SELECTED FINANCIAL DATA.

Results of Operations of Continuing Operations:

Consolidated Statements of Operations Information of Continuing Operations:	For the three months ended
	March 31, 2024	March 31, 2023
Revenues	$2,831,390	$2,210,844
Costs of revenues	2,008,486	1,816,001
Gross profit	822,904	394,843
Total operating expenses	891,650	314,967
Income (loss) from continuing operations	(68,746)	79,876
Total other income	154,847	213,505
Income tax expense	-	-
Net income from continuing operations	$86,101	$293,381

Balance Sheet Information of Continuing Operations:

Consolidated Balance Sheet Information, Excluding Discontinued Operations:
	March 31, 2024	December 31, 2023
Working capital	13,043,414	12,963,081
Total assets	$21,574,403	$21,547,455
Accumulated deficit	$(39,741,387)	$(39,418,619)
Total stockholders’ equity	$25,404,125	$25,520,968

Operational and Financial Performance of Continuing Operations by Segment:

Antimony

Financial and operational performance of antimony for the three months ended March 31, 2024 and 2023 was as follows:

	For the three months ended
Antimony - Combined USA and Mexico	March 31, 2024	March 31, 2023	$ Change	% Change
Revenue	$2,228,385	$1,612,639	$615,746	38.2%
Gross profit	$1,121,591	$255,158	$866,433	339.6%
Pounds of antimony sold	522,173	343,044	179,129	52.2%
Average sales price per pound	$4.27	$4.70	$(0.43)	(9.2)%
Average cost per pound	$2.12	$3.96	$(1.84)	(46.4)%
Average gross profit per pound	$2.15	$0.74	$1.40	188.8%

Antimony revenue increased $615,746, or 38%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the increased pounds of antimony sold mainly from increased demand for antimony oxide and metal. A portion of the increased demand for antimony metal is related to the processing of customer-owned antimony ore. The sales price per pound related to the processing of customer-owned antimony ore is lower than the sales price per pound for our other antimony products. Therefore, the increased revenue from the processing of customer-owned antimony ore for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was the primary reason for the decrease in our overall average sales price per pound.

Gross profit increased $866,433 for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the increased pounds of antimony sold from increased demand for antimony oxide and metal. The improved results related to average gross profit per pound in both periods presented relates to discontinuing our Mexico antimony operations, the results of which are not included in the continuing operations information presented but rather included in discontinued operations in Note 11of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Zeolite

Financial and operational performance of zeolite for the three months ended March 31, 2024 and 2023 was as follows:

	For the three months ended
Zeolite	March 31, 2024	March 31, 2023	$ Change	% Change
Revenue	$603,005	$482,093	$120,912	25.1%
Gross profit (loss)	$(292,833)	$29,427	$(322,260)	(1095.1)%
Tons of zeolite sold	2,273	2,063	210	10.2%
Average sales price per ton	$265	$234	$32	13.5%
Average cost per ton	$394	$219	$175	79.6%
Average gross profit (loss) per ton	$(129)	$14	$(143)	(1003.2)%

Zeolite revenue increased $120,912, or 25%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to:

•	The increased tons of zeolite sold mainly from increased demand and our ability to meet customer orders in a more timely fashion, and
•	The increased average sales price per ton mainly from a price increase that was effective towards the end of 2023.

Gross profit decreased by $322,260 in the three months end March 31, 2024, compared to the three months ended March 31, 2023, primarily due to increased maintenance costs and inefficient facility and labor-related costs in repairing older equipment and production downtime issues in the first quarter of 2024 versus 2023.

Precious Metals

Financial and operational performance of precious metals for the three months ended March 31, 2024 and 2023 was as follows:

	For the three months ended
Precious metals	March 31, 2024	March 31, 2023	$ Change	% Change
Revenue	$-	$116,112	$(116,112)	(100.0)%
Gross profit (loss)	$(5,854)	$110,258	$(116,112)	(105.3)%
Ounces sold - gold	-	11.82	(11.82)	(100.0)%
Ounces sold - silver	-	7,337	(7,337)	(100.0)%

Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”)

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

Our EBITDA was $192,899 for the three months ended March 31, 2024, compared to EBITDA of $366,312 for the three months ended March 31, 2023.

EBIDTA of continuing operations by segment for the three months ended March 31, 2024 and 2023 was as follows:

	For the three months ended
Antimony – Combined USA and Mexico	March 31, 2024	March 31, 2023	$ Change	% Change
Revenue	$2,228,385	$1,612,639	$615,746	38.2%
Cost of sales	(1,106,794)	(1,357,481)	250,687	(18.5)%
Gross profit (loss)	1,121,591	255,158	866,433	339.6%
Total operating expenses	(752,982)	(220,935)	(532,047)	240.8%
Income (loss) from operations	368,609	34,223	334,386	977.1%
Total other income (expense)	157,164	213,599	(56,435)	(26.4)%
Income tax expense	-	-	-
Net income (loss) - antimony	525,773	247,822	277,951	112.2%
Interest expense	-	1,298	(1,298)	(100.0)%
Income tax expense	-	-	-
Depreciation and amortization	17,965	12,304	5,661	46.0%
EBITDA - antimony	$543,738	$261,424	$282,314	108.0%

	For the three months ended
Zeolite	March 31, 2024	March 31, 2023	$ Change	% Change
Revenue	$603,005	$482,093	$120,912	25.1%
Cost of sales	(895,838)	(452,666)	(443,172)	97.9%
Gross profit (loss)	(292,833)	29,427	(322,260)	(1095.1)%
Total operating expenses	(138,668)	(94,032)	(44,636)	47.5%
Income (loss) from operations	(431,501)	(64,605)	(366,896)	567.9%
Total other income (expense)	(2,317)	(94)	(2,223)	2364.9%
Income tax expense	-	-	-	0.0%
Net income (loss) - zeolite	(433,818)	(64,699)	(369,119)	570.5%
Interest expense	651	2,301	(1,650)	(71.7)%
Income tax expense	-	-	-
Depreciation and amortization	82,328	51,174	31,154	60.9%
EBITDA - zeolite	$(350,839)	$(11,224)	$(339,615)	3025.8%

	For the three months ended
Precious Metals	March 31, 2024	March 31, 2023	$ Change	% Change
Revenue	$-	$116,112	$(116,112)	(100.0)%
Cost of sales	(5,854)	(5,854)	-	0.0%
Gross profit (loss)	(5,854)	110,258	(116,112)	(105.3)%
Total operating expenses	-	-	-	0.0%
Income (loss) from operations	(5,854)	110,258	(116,112)	(105.3)%
Total other income (expense)	-	-	-	n/a
Net income (loss) - precious metals	(5,854)	110,258	(116,112)	(105.3)%
Interest expense	-	-	-	n/a
Depreciation and amortization	5,854	5,854	-	0.0%
EBITDA - precious metals	$-	$116,112	$(116,112)	(100.0)%

	For the three months ended
Consolidated	March 31, 2024	March 31, 2023	$ Change	% Change
Revenue	$2,831,390	$2,210,844	$620,546	28.1%
Cost of sales	(2,008,486)	(1,816,001)	(192,485)	10.6%
Gross profit (loss)	822,904	394,843	428,061	108.4%
Total operating expenses	(891,650)	(314,967)	(576,683)	183.1%
Income (loss) from operations	(68,746)	79,876	(148,622)	(186.1)%
Total other income (expense)	154,847	213,505	(58,658)	(27.5)%
Income tax expense	-	-	-
Net income (loss) - consolidated	86,101	293,381	(207,280)	(70.7)%
Interest expense	651	3,599	(2,948)	(81.9)%
Income tax expense	-	-	-
Depreciation and amortization	106,147	69,332	36,815	53.1%
EBITDA - consolidated	$192,899	$366,312	$(173,413)	(47.3)%

Capital Resources and Liquidity:

WORKING CAPITAL OF CONTINUING OPERATIONS	March 31, 2024	December 31, 2023
Current assets	$13,791,433	$13,709,251
Current liabilities	(748,019)	(746,170)
Working capital	$13,043,414	$12,963,081

	For the three months ended
CASH FLOWS OF CONTINUING OPERATIONS	March 31, 2024	March 31, 2023
Net cash provided by operating activities	$350,225	$(1,068,974)
Net cash used by investing activities	(2,031)	(501,202)
Net cash used by financing activities	(21,273)	(810,752)
Net cash provided (used) by continuing operations	$326,921	$(2,380,928)

Cash flow provided by operating activities improved by $1,419,199 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to good working capital management with better collections on receivables, better inventory management, and maintaining a lower amount due on royalties.

Cash flow used by investing activities improved by $499,171 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to less fixed asset purchases.

Cash flow used by financing activities improved by $789,479 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the payment of a dividend of $787,730 on January 25, 2023 to the holders of 1,692,672 shares of Series D Preferred stock.

Our mission is to service our employees, customers, and vendors well and grow our business profitably both organically and through strategic acquisitions to increase shareholder value. The Company is focused on generating positive cash flow to fund its mission. One method of improving positive cash flow has been through our review of each segment’s operations and financial results to make informed decisions that benefit the Company overall. An example of the results of our review relates to USAMSA. Our USAMSA entity has generated cumulative losses since inception. Therefore, we shut down the operations of our USAMSA entity on March 11, 2024 and intend to sell this entity, operations, or assets over the next year. We have initiated an active search for buyers of USAMSA’s operations and/or existing assets. Such sale would provide additional cash.

Another method of generating cash is through the sale or issuance of common stock, warrants, debt, and other investment vehicles, which the Company has been successful at executing in the past. However, our ability to access capital or raise funds when needed is not assured and, if capital is not available when, and in the amounts and terms needed, or if capital is not available at all, the Company could be required to significantly curtail its operations, modify existing strategic plans, and/or dispose of certain operations or assets, which could materially harm our business, prospects, financial condition, and operating results.

We may use cash to acquire businesses. The nature of these investments and transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

As of March 31, 2024, the Company had cash and cash equivalents of $11,941,298. We intend to fund our cash requirements with our cash and cash equivalents, cash generated from our operations, and capital raised from various investment vehicles and believe cash from these sources are sufficient to cover our requirements for the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Co-Principal Executive Officers (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PFO have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2024 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

United States Antimony Corporation is not a party to any material legal proceedings. No director, officer or affiliate of United States Antimony Corporation and no owner of record or beneficial owner of more than 5% of the Company’s securities or any associate of any such director, officer or security holder is a party adverse to United States Antimony Corporation or has a material interest adverse to United States Antimony Corporation in reference to pending litigation.

Historically, from time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At March 31, 2024 and December 31, 2023, the Company had no accrued liabilities relating to such assessments. However, during the first quarter of 2024, Bear River Zeolite Company (“BRZ”), a wholly owned subsidiary of the Company, received four significant and substantial citations from MSHA, all of which have been rectified by BRZ prior to the filing of this Quarterly Report.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 12, 2024.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES.

On January 25, 2023, the holders of 1,692,672 shares of Series D Preferred stock converted the preferred shares and the Company issued 1,692,672 shares of common stock. The Company also paid the holders $787,730 for dividends payable as declared on November 28, 2022.

Per our 2023 Equity Incentive Plan, which was approved by the Company’s shareholders, the Company’s Board of Directors granted to an employee on January 29, 2024 100,000 RSUs, one-third of which vest each year beginning each anniversary subsequent to the grant date, and 200,000 stock options with performance-based vesting conditions and a 10-year term. The Company’s Board of Directors also granted 2,375,000 RSUs and 3,400,000 stock options to employees and non-employee directors on March 1, 2024 with the RSUs vesting one-third each year beginning on the grant date, 2,500,000 stock options vesting one-third each year beginning each anniversary subsequent to the grant date, and 900,000 stock options with performance-based vesting conditions and a 3-year term. One-third of RSUs granted on March 1, 2024, which equates to 791,667 shares of the Company’s common stock, vested during the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on January 15, 2021).
3.2	Second Restated Amended and Restated Bylaws (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012).
31.1a *	Rule 15d-14(a) Certification by Co-Principal Executive Officer.
31.1b *	Rule 15d-14(a) Certification by Co-Principal Executive Officer.
31.2 *	Rule 15d-14(a) Certification by Principal Financial Officer.
32.1 *	Section 1350 Certification of Co-Principal Executive Officers and Principal Financial Officer.
95 *	Mine Safety Disclosure.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

  _____________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION

Date: May 15, 2024	By:	/s/ Gary C. Evans
Gary C. Evans
Co-CEO and Chairman of the Board (co-principal executive officer)

Date: May 15, 2024	By:	/s/ Lloyd Joseph Bardswich
Lloyd Joseph Bardswich
Co-CEO and Director (co-principal executive officer)

Date: May 15, 2024	By:	/s/ Richard R. Isaak
Richard R. Isaak
SVP, Chief Financial Officer (principal financial officer)

