Form 10-Q
period 2024-06-30
UNITED STATES ANTIMONY CORP
filed 2024-08-09
CIK 101538

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, there were 108,438,984 shares outstanding of the registrant’s $0.01 par value common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,391,431	$11,899,574
Certificates of deposit	22,216	72,898
Accounts receivable, net	1,393,760	625,256
Inventories, net	462,354	1,019,154
Prepaid expenses and other current assets	291,229	92,369
Current assets held for sale (Note 11)	50,798	366,955
Total current assets	14,611,788	14,076,206
Properties, plants and equipment, net	7,798,594	7,765,045
Restricted cash for reclamation bonds	55,060	55,061
Other assets	20,217	18,098
Non-current assets held for sale (Note 11)	6,443,581	6,180,585
Total assets	$28,929,240	$28,094,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$544,100	$330,147
Accrued liabilities	157,001	109,341
Accrued liabilities - directors	161,249	124,810
Royalties payable	113,917	153,429
Long-term debt, current portion	129,967	28,443
Current liabilities held for sale (Note 11)	145,930	151,288
Total current liabilities	1,252,164	897,458

Long-term debt, net of current portion	262,127	-
Stock payable to directors	38,542	38,542
Asset retirement obligations	1,138,102	1,101,561
Non-current liabilities held for sale (Note 11)	536,466	536,466
Total liabilities	3,227,401	2,574,027
COMMITMENTS AND CONTINGENCIES (Note 8 and 11)
STOCKHOLDERS' EQUITY
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: 0 shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding (liquidation preference $971,250 and $967,500, respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding (liquidation preference $97,847 both years)	1,779	1,779
Series D: 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized; 108,438,984 and 107,647,317 shares issued and outstanding, respectively	1,084,389	1,076,472
Additional paid-in capital	64,146,766	63,853,836
Accumulated deficit	(39,538,595)	(39,418,619)
Total stockholders' equity	25,701,839	25,520,968
Total liabilities and stockholders' equity	$28,929,240	$28,094,995

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUES	$2,813,780	$2,265,117	$5,645,170	$4,475,961
COST OF REVENUES	1,905,139	1,878,558	3,913,625	3,694,559
GROSS PROFIT	908,641	386,559	1,731,545	781,402
OPERATING EXPENSES:
General and administrative	477,366	247,419	932,760	388,690
Salaries and benefits	285,359	145,412	526,964	273,104
Professional fees	221,529	191,063	398,686	237,067
Loss on disposal of property, plant and equipment	-	-	17,494	-
Other operating expenses	137,991	-	137,991	-
TOTAL OPERATING EXPENSES	1,122,245	583,894	2,013,895	898,861
LOSS FROM OPERATIONS	(213,604)	(197,335)	(282,350)	(117,459)
OTHER INCOME (EXPENSE):
Interest and investment income	151,921	167,781	302,772	290,153
Trademark and licensing income	8,360	11,381	14,728	18,906
Other miscellaneous income (expense)	(2,381)	(4,859)	(4,753)	78,749
TOTAL OTHER INCOME	157,900	174,303	312,747	387,808
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(55,704)	(23,032)	30,397	270,349
Income tax expense	-	-	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	(55,704)	(23,032)	30,397	270,349
Discontinued operations:
Income (loss) from discontinued operations before income taxes	258,496	(313,433)	(150,373)	(1,413,798)
Income tax expense	-	-	-	-
Income (loss) from discontinued operations (Note 11)	258,496	(313,433)	(150,373)	(1,413,798)
Net income (loss)	202,792	(336,465)	(119,976)	(1,143,449)
Preferred dividends	(1,875)	(1,875)	(3,750)	(3,750)
Net income (loss) available to common stockholders	$200,917	($338,340)	($123,726)	($1,147,199)
Basic and diluted earnings per common share:
Income (loss) from continuing operations	$nil	$nil	$nil	$nil
Income (loss) from discontinued operations	$nil	$nil	$nil	$(0.01)
Net income (loss)	$nil	$nil	$nil	$(0.01)

Weighted average shares outstanding:
Basic	108,438,984	107,647,317	108,173,645	107,504,628
Diluted	108,943,126	107,647,317	108,425,716	107,504,628

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) For the three and six months ended June 30, 2024 and 2023

	Total Preferred Stock		Common stock		Additional Paid In	Shares to be returned to	Accumulated
	Shares	Amount	Shares	Amount	Capital	treasury	Deficit	Total
Balances, December 31, 2022	2,620,576	$26,205	106,373,341	$1,063,732	$64,052,630	($202,980)	($33,070,332)	$31,869,255
Conversion of Preferred Series D to common stock	(1,692,672)	(16,926)	1,692,672	16,927	(1)	-	-	-
Common stock buyback and retirement	-	-	(418,696)	(4,187)	(198,793)	202,980	-	-
Net loss	-	-	-	-	-	-	(806,984)	(806,984)
Balances, March 31, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	-	($33,877,316)	$31,062,271
Net loss	-	-	-	-	-	-	(336,465)	(336,465)
Balances, June 30, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	$-	(34,213,781)	$30,725,806
Balances, December 31, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	-	($39,418,619)	$25,520,968
Share-based compensation	-	-	791,667	7,917	198,008	-	-	205,925
Net loss	-	-	-	-	-	-	(322,768)	(322,768)
Balances, March 31, 2024	927,904	$9,279	108,438,984	$1,084,389	$64,051,844	-	$(39,741,387)	$25,404,125
Share-based compensation	-	-	-	-	94,922	-	-	94,922
Net Income	-	-	-	-	-	-	202,792	202,792
Balances, June 30, 2024	927,904	$9,279	108,438,984	$1,084,389	$64,146,766	$-	$(39,538,595)	$25,701,839

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income from continuing operations	$30,397	$270,349
Adjustments to reconcile net income from continuing operations to net cash provided (used) by operating activities of continuing operations:
Depreciation and amortization	220,633	154,458
Accretion of asset retirement obligation	36,541	750
Loss on disposal of property, plant, and equipment	17,494	-
Write down of inventory to net realizable value	10,501	-
Share-based compensation	300,847	-
Allowance for doubtful accounts on accounts receivable	(14,258)	43,560
Other non-cash items	(16,106)	(13,621)
Changes in operating assets and liabilities:
Accounts receivable	(754,246)	(567,077)
Inventories, net	546,299	(265,804)
Prepaid expenses and other current assets	(198,860)	(240,225)
Other assets	(2,119)	-
Accounts payable	213,953	(253,580)
Accrued liabilities	47,660	(52,935)
Accrued liabilities – directors	36,439	145,413
Royalties payable	(39,512)	(389,716)
Net cash provided (used) by operating activities of continuing operations	435,663	(1,168,428)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from redemption of certificates of deposit	50,682	-
Purchases of properties, plant, and equipment	(150,721)	(1,195,534)
Net cash used by investing activities of continuing operations	(100,039)	(1,195,534)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Payments on dividends payable	-	(787,730)
Principal payments on long-term debt	(39,071)	(46,370)
Net cash used by financing activities of continuing operations	(39,071)	(834,100)
Net cash flows provided (used) by continuing operations	296,553	(3,198,062)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided (used) by operating activities	195,303	(2,023,067)
Net cash used by investing activities	-	(152,322)
Net cash flows provided (used) by discontinued operations	195,303	(2,175,389)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	491,856	(5,373,451)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	11,954,635	19,117,666
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$12,446,491	$13,744,215

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock buyback and retirement	-	$202,980
Conversion of Preferred Series D to Common Stock	-	$16,927
Equipment purchased with note payable	$402,722	$0

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2024

NOTE 1 - NATURE OF OPERATIONS

United States Antimony Corporation and its subsidiaries in the U.S. and Mexico (“USAC”, the “Company”, “Our”, “Us”, or “We”) sell processed antimony, zeolite, and precious metals products in the U.S. and Canada. The Company processes antimony ore primarily into antimony oxide, antimony metal, and antimony trisulfide. Our antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Our antimony metal is used in bearings, storage batteries, and ordnance. Our antimony trisulfide is used as a primer in ammunition. In its operations in Idaho, the Company mines and processes zeolite, a group of industrial minerals used in soil amendment and fertilizer, water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, and other miscellaneous applications. We recover certain amounts of precious metals, primarily gold and silver, at our plant in Montana from antimony concentrates.

Developments in the Current Period

The Company has two subsidiaries in Mexico, US Antimony de Mexico, S.A. de C.V. (“USAMSA”) and Antimonio de Mexico, S.A. de C.V. (“ADM”). On March 11, 2024, the Company shut down the operations of USAMSA and announced its plans to sell its USAMSA subsidiary. The USAMSA subsidiary primarily includes the Company’s Madero antimony and precious metals plant in Parras de la Fuente Coahuila, Mexico and its Puerto Blanco antimony and precious metals plant in San Luis de la Paz Guanajuato, Mexico. The Company intends to sell its USAMSA subsidiary over the next year and has initiated an active search for buyers of its operations and/or assets. While the Company will maintain its existing Los Juarez mining claims and concessions in Mexico, which are included in our ADM subsidiary, there are presently no active operations at Los Juarez. See Note 11 for further information.

In May 2024, the Company made the decision to sell the personal residence it owns in Idaho that was previously used for management located near its Bear River Zeolite Company (“BRZ”) operation (“BRZ Home”). BRZ is a wholly-owned subsidiary of USAC. The Company also signed an agreement with a realtor in May 2024 to assist with the sale of its BRZ Home. An active search for a buyer began after signing the agreement with the realtor and the Company expects the BRZ Home to be sold sometime over the next year. See Note 11 for further information.

BRZ financed the purchase of a wheel loader in the second quarter of 2024. See Note 7 for further information.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2024, and its results of operations and cash flows for the three and six months ended June 30, 2024 and 2023. The Condensed Consolidated Balance Sheet as of December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2024

These unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 12, 2024.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations. Operating results for the three and six-month periods ended June 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ equity and cash flows as previously reported.

Assets Held for Sale and Discontinued Operations

The Company classifies assets and liabilities to be sold ("Disposal Group") as held for sale in the period when all of the applicable criteria are met, including: (i) management commits to a plan to sell, (ii) the Disposal Group is available to sell in its present condition, (iii) there is an active program to locate a buyer, (iv) the Disposal Group is being actively marketed at a reasonable price in relation to its fair value, (v) significant changes to the plan to sell are unlikely, and (vi) the sale of the Disposal Group is generally probable of being completed within one year. Management performs an assessment at least quarterly or when events or changes in business circumstances indicate that a change in classification may be necessary.

Assets and liabilities held for sale are presented separately within the Condensed Consolidated Balance Sheets with any adjustments necessary to measure the Disposal Group at the lower of its carrying value or fair value less costs to sell. Depreciation of property and equipment are not recorded while these assets are classified as held for sale. For each period the Disposal Group remains classified as held for sale, its recoverability is reassessed and any necessary adjustments are made to its carrying value.

The Company categorizes the assets and liabilities of a Disposal Group, or business component, as discontinued operations once management commits to a plan to sell, the business segment is available for immediate sale, management has initiated a plan to sell at a price that is reasonable in relation to its fair value, management anticipates the sale will occur within one year, and it is unlikely that significant changes will be made to the plan to sell. In addition, the business component must be comprised of operations and cash flows that are clearly distinguished from the rest of the entity. The results of discontinued operations are aggregated and presented separately in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2024

Share-Based Compensation

The Company’s share-based awards consist of restricted stock units (“RSUs”) and stock options granted to employees and non-employee directors.

RSUs are stock awards entitling the award recipient to a specified number of shares of the Company’s common stock as the award vests. Each RSU granted includes a service-based vesting condition, which is the only vesting condition related to the RSU grants. The Company calculates the fair value of RSUs on the grant date using the closing market price of the Company’s common stock on the grant date. The Company recognizes the grant date fair value of RSUs as share-based compensation expense ratably over the requisite service period, other than RSUs or portions of RSUs that vest on the grant date, in which case the grant date fair value of that RSU or portion of RSU is recognized as share-based compensation expense on the grant date. The Company recognizes forfeitures as they occur.

Stock options grant award recipients the option to purchase a specified number of shares of the Company’s common stock at an exercise price per share specified in the grant agreement as the stock options vest. Stock option grants include either a service-based vesting condition or performance-based vesting conditions with a specified contractual term. The Company calculates the fair value of stock options on the grant date using the Black-Scholes option-pricing model, which requires the Company to make estimates and assumptions, such as expected volatility, expected term, and risk-free interest rate. Service and performance conditions are not considered in determining the award’s fair value on the grant date. The Company recognizes share-based compensation expense related to stock option awards from the grant date through the vesting date. For service-based vesting stock option grants, the Company expenses the grant date fair value of the award ratably over the requisite service period. For performance-based vesting stock option grants, the Company expenses the grant date fair value of the award ratably from the grant date through the vesting date based on the probability and timing of achieving the performance conditions. The Company recognizes forfeitures and expirations as they occur.

The expense related to employee and non-employee director share-based awards is recorded in “Salaries and benefits” and “General and administrative,” respectively, in the Condensed Consolidated Statements of Operations.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2024

Recent Accounting Pronouncements

Management does not believe that any recently issued but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods beginning January 1, 2025, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the effect the updated standard will have on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the effect the updated standard will have on our consolidated financial statements and disclosures.

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through convertible preferred stock, stock options, RSUs, and warrants.

At June 30, 2024 and 2023, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive were as follows:

	June 30, 2024	June 30, 2023
Warrants	12,346,215	12,346,215
Stock options and RSU awards	3,945,000	-
Total possible dilution	16,291,215	12,346,215

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2024

NOTE 4 – REVENUE RECOGNITION

Products consist of the following:

•	Antimony: includes antimony oxide, antimony metal, antimony trisulfide.
•	Zeolite: includes coarse and fine zeolite crushed in various sizes.
•	Precious metals: includes unrefined and refined gold and silver.

Sales of products for the three months ended June 30, 2024 and 2023 were as follows:

	For the three months ended
	June 30, 2024	June 30, 2023
Antimony product revenue	$1,814,778	$1,351,705
Zeolite product revenue	994,386	787,091
Precious metals product revenue	4,616	126,321
TOTAL REVENUES	$2,813,780	$2,265,117

Sales of products for the six months ended June 30, 2024 and 2023 were as follows:

	For the six months ended
	June 30, 2024	June 30, 2023
Antimony product revenue	$4,043,163	$2,964,344
Zeolite product revenue	1,597,391	1,269,184
Precious metals product revenue	4,616	242,433
TOTAL REVENUES	$5,645,170	$4,475,961

Domestic and foreign revenues for the three months ended June 30, 2024 and 2023 were as follows:

	For the three months ended
	June 30, 2024	June 30, 2023
Domestic revenues	$2,168,823	$1,814,987
Foreign revenues	644,957	450,130
TOTAL REVENUES	$2,813,780	$2,265,117

Domestic and foreign revenues for the six months ended June 30, 2024 and 2023 were as follows:

	For the six months ended
	June 30, 2024	June 30, 2023
Domestic revenues	$4,449,597	$3,584,434
Foreign revenues	1,195,573	891,527
TOTAL REVENUES	$5,645,170	$4,475,961

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2024

The Company’s trade accounts receivable balance related to contracts with customers was $1,393,760 at June 30, 2024 and $625,256 at December 31, 2023, net of an allowance for doubtful accounts related to trade accounts receivables of $256,955 and $271,212 at June 30, 2024 and December 31, 2023, respectively. The Company’s products do not involve any warranty agreements and product returns are not typical.

NOTE 5– INVENTORIES

Inventories at June 30, 2024 and December 31, 2023 consisted primarily of finished antimony metal and antimony oxide products, antimony ore and concentrates, and finished zeolite products. Inventories are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products and finished zeolite products costs primarily include direct materials, direct labor, overhead, depreciation, and freight. Inventories at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Antimony oxide inventory	$47,166	$252,927
Antimony metal inventory	12,361	237,429
Antimony ore and concentrates inventory	25,899	23,752
Total antimony inventory	85,426	514,108
Zeolite inventory	376,928	505,046
TOTAL INVENTORIES	$462,354	$1,019,154

At June 30, 2024 and December 31, 2023, inventories were valued at cost, except for the portion of inventory related to zeolite at June 30, 2024, which was valued at net realizable value because costs were greater than the amount the Company expected to receive on the sale of zeolite inventory. The adjustment to value inventory at net realizable value was $10,501 and $nil at June 30, 2024 and 2023, respectively.

Antimony oxide and metal inventory consisted of finished products held by the Company’s plant in Montana. Antimony ore and concentrates were held primarily at its plants in Montana and Mexico. The Company’s zeolite inventory consisted primarily of saleable zeolite material at the Company’s plant in Idaho.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2024

NOTE 6 – PROPERTIES, PLANTS AND EQUIPMENT

The major components of the Company’s properties, plants and equipment (“PP&E”) by segment at June 30, 2024 and December 31, 2023 were as follows:

June 30, 2024	Antimony Segment		Zeolite Segment	Precious Metals
	USAC	Mexico	BRZ	Segment	TOTAL
Plant and equipment	$1,675,444	$79,001	$5,888,536	$234,174	$7,877,155
Buildings	243,248	11,970	1,705,893	-	1,961,111
Land and other	2,727,198	1,329,987	687,639	-	4,744,824
Construction in progress	-	-	-	-	-
PP&E, gross	$4,645,890	$1,420,958	$8,282,068	$234,174	$14,583,090
Accumulated depreciation	(2,689,707)	(243,072)	(3,666,464)	(185,253)	(6,784,496)
PP&E, net	$1,956,183	$1,177,886	$4,615,604	$48,921	$7,798,594

December 31, 2023	Antimony Segment		Zeolite Segment	Precious Metals
	USAC	Mexico	BRZ	Segment	TOTAL
Plant and equipment	$1,675,444	$79,001	$5,336,808	$234,174	$7,325,427
Buildings	243,248	11,970	2,025,043	-	2,280,261
Land and other	2,727,198	1,329,987	687,639	-	4,744,824
Construction in progress	-	-	8,951	-	8,951
PP&E, gross	$4,645,890	$1,420,958	$8,058,441	$234,174	$14,359,463
Accumulated depreciation	(2,661,719)	(235,024)	(3,524,130)	(173,545)	(6,594,418)
PP&E, net	$1,984,171	$1,185,934	$4,534,311	$60,629	$7,765,045

NOTE 7 – LONG-TERM DEBT

Long-term debt at June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Installment contract payable to Komatsu, bearing interest at 3.49%, payable in 36 monthly installments of $11,799 maturing May 2027; collateralized by the Komatsu Wheel Loader	$392,094	$-
Installment contract payable to Caterpillar Financial Services, bearing interest at 6.65%, payable in 24 monthly installments of $7,210 maturing April 28, 2024; collateralized by 2007 Caterpillar 740 articulated truck	-	28,443
Total debt	392,094	28,443
Less current portion of debt	(129,967)	(28,443)
Long term portion of debt	$262,127	$-

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2024

At June 30, 2024, principal payments on debt were due as follows:

Twelve months ending June 30,	Principal Payment
2025	$129,967
2026	134,577
2027	127,550
$392,094

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

Historically, from time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At June 30, 2024 and December 31, 2023, the Company had no accrued liabilities relating to such assessments. However, during the six months ended June 30, 2024, Bear River Zeolite Company (“BRZ”), a wholly owned subsidiary of the Company, received four significant and substantial citations from MSHA, all of which have been rectified by BRZ.

On a combined basis, BRZ pays royalties ranging from 8% to 13% on the sale of zeolite products. At June 30, 2024 and December 31, 2023, the Company had accrued royalties payable of $113,917 and $153,429, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

On January 25, 2023, the holders of 1,692,672 shares of Series D Preferred stock converted the preferred shares and the Company issued 1,692,672 shares of common stock.  The Company also paid the holders $787,730 for cumulative dividends payable as declared on November 28, 2022. 1,590,672 shares of the 1,692,672 shares of Series D Preferred stock that were converted and $740,261 of the $787,730 of dividends paid related to the estate of John Lawrence, who was a prior President and Chairman of the Company.

On January 26, 2023, in conjunction with its share repurchase plan, the Company returned to treasury and cancelled 418,696 of its common shares which were repurchased prior to December 31, 2022 for $202,980.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2024

Share-based compensation

The Company had no equity awards outstanding during fiscal year 2023. During the six months ended June 30, 2024, stock option and RSU awards were granted in accordance with our 2023 Equity Incentive Plan, which was approved by the Company’s shareholders. The Company recognized $94,922 and $nil during the three months ended June 30, 2024 and 2023, respectively, and $300,847 and $nil during the six months ended June 30, 2024 and 2023, respectively, of share-based compensation expense arising from stock option and RSU grants as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share-based compensation expense:
Stock options	$47,558	$-	$63,469	$-
RSUs	47,364	-	237,378	-
Total share-based compensation expense	$94,922	$-	$300,847	$-

Stock options:

Stock options granted have either a 3-year or 10-year contractual term and are subject to either service or performance-based vesting conditions. The following table shows the annual weighted-average assumptions used to value options granted during the six months ended June 30, 2024:

Six Months Ended
Grant-Date Weighted-Average Assumptions	June 30, 2024
Expected term (in years)	3.9
Risk-free interest rate	4.3%
Expected dividend yield	0.0%
Expected volatility	140.4%
Fair value per share of options granted	$0.17

Expected term – The expected term represents the period of time that options are expected to be outstanding. As the Company does not have sufficient historical exercise behavior, it uses the contractual term of the option for the expected term assumption.

Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant with an equivalent term approximating the expected term of the options.

Expected dividend yield—The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Expected volatility – The expected volatility is based on the historical volatility of our stock price over the expected term of the stock option.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2024

Activity with respect to stock options is summarized as follows:

Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Options outstanding, December 31, 2023	-	n/a	n/a	n/a
Granted	3,900,000	$0.22	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Expired	-	n/a	n/a	n/a
Options outstanding, June 30, 2024	3,900,000	$0.22	3.6	$450,000
Nonvested options, June 30, 2024	3,900,000	$0.22	3.6	$450,000
Vested and exercisable options, June 30, 2024	-	n/a	n/a	n/a

At June 30, 2024, total unrecognized share-based compensation expense related to stock options was $606,531, which is expected to be recognized over a weighted-average remaining period of 4.0 years.

Restricted stock units:

Activity with respect to RSUs is summarized as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested shares at December 31, 2023	-	n/a
Granted	2,670,000	$0.22
Vested	(791,667)	$0.22
Forfeited	-	n/a
Nonvested shares at June 30, 2024	1,878,333	$0.23

At June 30, 2024, total unrecognized share-based compensation expense related to RSUs was $363,172, which is expected to be recognized over a weighted-average remaining period of 1.9 years.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2024

Common stock warrants

No warrants were issued, expired, or exercised during the six months ended June 30, 2024 and 2023.

The composition of the Company’s warrants outstanding at June 30, 2024 and 2023 was as follows:

Number of warrants	Exercise Price	Expiration Date	Remaining life (years)
2,285,715	$0.46	7/31/2025	1.08
804,000	$0.46	1/27/2026	1.58
7,650,000	$0.85	8/3/2026	2.09
1,606,500	$0.85	2/1/2026	1.59
12,346,215

NOTE 10 – BUSINESS SEGMENTS

The Company is organized and managed with four business segments, which represent our operating units: United States antimony operations, Mexico antimony operations, precious metals recovery and United States zeolite operations. See Note 11 for the Mexico discontinued operations that are excluded from business segments.

Total assets by segment at June 30, 2024 and December 31, 2023 were as follows:

Total Assets, Excluding Discontinued Operations	June 30, 2024	December 31, 2023
Antimony segment:
United States total assets	$15,568,968	$14,769,408
Mexico total assets	1,259,154	1,211,319
Subtotal antimony segment	$16,828,122	$15,980,727
Precious metals segment:
United States total assets	$48,921	$92,718
Mexico total assets	-	-
Subtotal precious metals segment	$48,921	$92,718
Zeolite segment	5,557,818	5,474,010
Total assets, excluding discontinued operations	$22,434,861	$21,547,455

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2024

Total capital expenditures by segment for the three and six months ended June 30, 2024 and 2023 were as follows:

Capital expenditures, Excluding Discontinued Operations	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Antimony segment:
United States capital expenditures	$-	$58,299	$-	$61,849
Mexico capital expenditures	-	-	-	-
Subtotal antimony segment	$-	$58,299	$-	$61,849
Precious metals segment	-	-	-	-
Zeolite segment	98,008	636,033	150,721	$1,133,685
Total capital expenditures, excluding discontinued operations	$98,008	$694,332	$150,721	$1,195,534

The zeolite segment’s capital expenditures for the three and six months ended June 30, 2024 excludes $402,722 related to a wheel loader purchased with a note payable.

Selected segment operational information for the three and six months ended June 30, 2024 and 2023 were as follows:

Segment Operations, Excluding Discontinued Operations	Antimony	Antimony	Total	Precious
For the three months ended June 30, 2024	USA	Mexico	Antimony	Metals	Zeolite	Total
Total revenues	$1,814,778	$0	$1,814,778	$4,616	$994,386	$2,813,780
Depreciation and amortization	14,047	4,024	18,071	5,855	90,560	114,486
Income (loss) from operations	$(37,909)	$(26,196)	$(64,105)	$(1,239)	$(148,260)	$(213,604)
Other income						157,900
Income tax expense						-
Loss from continuing operations						$(55,704)

Segment Operations, Excluding Discontinued Operations	Antimony	Antimony	Total	Precious
For the three months ended June 30, 2023	USA	Mexico	Antimony	Metals	Zeolite	Total
Total revenues	$1,351,705	$0	$1,351,705	$126,321	$787,091	$2,265,117
Depreciation and amortization	10,361	4,015	14,376	5,855	64,895	85,126
Income (loss) from operations	$(317,513)	$(24,140)	$(341,653)	$120,466	$23,852	$(197,335)
Other income						174,303
Income tax expense						-
Loss from continuing operations						$(23,032)

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2024

Segment Operations, Excluding Discontinued Operations	Antimony	Antimony	Total	Precious
For the six months ended June 30, 2024	USA	Mexico	Antimony	Metals	Zeolite	Total
Total revenues	$4,043,163	$-	$4,043,163	$4,616	$1,597,391	$5,645,170
Depreciation and amortization	27,988	8,048	36,036	11,709	172,888	220,633
Income (loss) from operations	$356,897	$(52,393)	$304,504	$(7,093)	$(579,761)	$(282,350)
Other income						$312,747
Income tax expense						-
Income from continuing operations						$30,397

Segment Operations, Excluding Discontinued Operations	Antimony	Antimony	Total	Precious
For the six months ended June 30, 2023	USA	Mexico	Antimony	Metals	Zeolite	Total
Total revenues	$2,964,344	$-	$2,964,344	$242,433	$1,269,184	$4,475,961
Depreciation and amortization	18,641	8,039	26,680	11,709	116,069	154,458
Income (loss) from operations	$(255,441)	$(51,989)	$(307,430)	$230,724	$(40,753)	$(117,459)
Other income						387,808
Income tax expense						-
Income from continuing operations						$270,349

NOTE 11 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As described in Note 1, on March 11, 2024, the Company shut down the operations of USAMSA, which was part of the antimony segment, and announced its plans to sell its USAMSA subsidiary over the next year. The accounting requirements for reporting USAMSA as a discontinued operation were met in the first quarter of 2024. Accordingly, our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows report discontinued operations separate from continuing operations for all periods presented. Our Condensed Consolidated Statements of Equity combine the results of continuing and discontinued operations. In addition, the Notes to Condensed Consolidated Financial Statements exclude discontinued operation for all periods presented.

Also as described in Note 1, in May 2024, the Company made the decision to sell the personal residence it owns in Idaho that was previously used for management located near its BRZ operation (“BRZ Home”), which is part of the zeolite segment. The Company also signed an agreement with a realtor in May 2024 to assist with the sale of its BRZ Home. An active search for a buyer began after signing the agreement with the realtor and the Company expects the BRZ Home to be sold sometime over the next year. This sale of the BRZ Home did not meet the accounting requirements to report the BRZ Home as a discontinued operation but did meet the criteria to be reported as an asset held for sale in the second quarter of 2024. Accordingly, our Condensed Consolidated Balance Sheets report the $297,873 net book value of the BRZ Home in “Noncurrent assets held for sale” at June 30, 2024, while the prior period in our Condensed Consolidated Balance Sheets does not reflect this reclassification of the BRZ Home to “Noncurrent assets held for sale” at December 31, 2023. There were no other significant assets or liabilities related to the BRZ Home at June 30, 2024. In addition, the BRZ Home continues to be reported with continuing operation in our Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statements of Equity. However, there were no significant amounts in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows related to the BRZ Home. Also, no gain or loss has been recorded related to the BRZ Home since the decision was made to sell it.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2024

The key components of the income (loss) from discontinued operations for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUES	$849,197	$238,456	$1,089,874	$238,456
COST OF REVENUES	507,615	329,119	981,711	1,259,381
GROSS PROFIT (LOSS)	341,582	(90,663)	108,163	(1,020,925)
OPERATING EXPENSES:
General and administrative	25,508	23,946	70,400	38,269
Professional fees	19,179	62,142	54,330	100,944
Other operating expenses	27,283	136,003	115,529	244,348
TOTAL OPERATING EXPENSES	71,970	222,091	240,259	383,561
INCOME (LOSS) FROM OPERATIONS	269,612	(312,754)	(132,096)	(1,404,486)
OTHER EXPENSE:
Other miscellaneous expense	(11,116)	(679)	(18,277)	(9,312)
TOTAL OTHER EXPENSE	(11,116)	(679)	(18,277)	(9,312)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, BEFORE TAX	258,496	(313,433)	(150,373)	(1,413,798)
Income tax expense	-	-	-	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	$258,496	$(313,433)	$(150,373)	$(1,413,798)

Depreciation and amortization expense of USAMSA totaled $nil for the three and six months ended June 30, 2024, and $155,974 and $310,883 for the three and six months ended June 30, 2023, respectively.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2024

Capital expenditures of USAMSA were $nil for the three and six months ended June 30, 2024, and $38,754 and $152,322 for the three and six months ended June 30, 2023, respectively.

The carrying amounts of major classes of assets and liabilities of USAMSA and BRZ Home included in assets and liabilities of discontinued operations were as follows:

	June 30, 2024
	USAMSA	BRZ Home	Total
ASSETS
CURRENT ASSETS
Accounts receivable	$45,936	$-	$45,936
Inventories, net	-	-	-
Prepaid expenses	4,862	-	$4,862
Total current assets, discontinued operations	50,798	-	50,798
Properties, plants and equipment, net	5,689,446	297,873	5,987,319
IVA receivable and other assets, net	456,262	-	456,262
Total assets, discontinued operations	6,196,506	297,873	6,494,379
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$130,807	$-	$130,807
Accrued liabilities	15,123	-	15,123
Total current liabilities, discontinued operations	145,930	-	145,930
Asset retirement obligations	536,466	-	536,466
Total liabilities, discontinued operations	$682,396	$-	$682,396

	December 31, 2023
	USAMSA	BRZ Home	Total
ASSETS
CURRENT ASSETS
Inventories, net	$366,955	$-	$366,955
Total current assets, discontinued operations	366,955	-	366,955
Properties, plants and equipment, net	5,689,446	-	5,689,446
IVA receivable and other assets, net	491,139	-	491,139
Total assets, discontinued operations	$6,547,540	$-	$6,547,540
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$126,788	$-	$126,788
Accrued liabilities	24,500	-	24,500
Total current liabilities, discontinued operations	151,288	-	151,288
Asset retirement obligations	536,466	-	536,466
Total liabilities, discontinued operations	$687,754	$-	$687,754

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2024

Mexico Tax Assessment

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

In March 2024, Mexico’s appellate court ruled in favor of the Company with no assessment due related to this audit of USAMSA’s 2013 income tax return by SAT and instructed the lower court to issue a new ruling. In May 2024, Mexico’s lower court issued a final ruling on this matter in favor of the Company releasing any requirement for a guarantee on this matter from the Company but left open the possibility for the SAT to re-open their audit. These rulings support the Company’s position on this tax matter and had no impact on the Company’s financial statements at June 30, 2024.

Mexico Value Added Tax

USAMSA records a receivable for the Value Added Tax (“VAT” or “IVA”) it pays on certain goods and services representing amounts to be reimbursed from the Mexican government. This receivable balance of $1,053,966 and $1,122,628 at June 30, 2024 and December 31, 2023, respectively, is recorded in “IVA receivable and other assets, net” in USAMSA’s assets held for sale in discontinued operations net of a reserve of $653,749 and $687,534 at June 30, 2024 and December 31, 2023, respectively.

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

•	Global pandemics or civil unrest;
•	Mexican labor and cartel issues regarding safety and organized control over our properties;
•	The positions and associated outcomes of Mexican and other taxing authorities;
•	Cybersecurity and business disruptions;
•	Potential conflicts of interest with the Company’s management;
•	Not realizing the value of its USAMSA assets in Mexico or personal residence in Idaho upon sale or disposal; and,
•	The Company’s common stock.

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

DESCRIPTION OF BUSINESS

History

United States Antimony Corporation was incorporated in Montana in January 1970 to mine and produce antimony products. In December 1983, the Company suspended its antimony mining operations in the U.S. but continued to produce antimony products using foreign sources of antimony ore. In April 1998, the Company formed US Antimony de Mexico, S.A. de C.V. (“USAMSA”) to smelt antimony in Mexico, and, in August 2005, the Company formed Antimonio de Mexico, S.A. de C.V. (“ADM”) to explore and develop antimony and precious metal deposits in Mexico. The Company formed Bear River Zeolite Company (“BRZ”) in 2000 for the purpose of mining and producing zeolite in Idaho. Our principal business is the production and sale of antimony, precious metals, and zeolite products. In May 2012, our shares of common stock started trading on the NYSE MKT (now NYSE AMERICAN) under the symbol UAMY.

On March 11, 2024, the Company shut down the operations of USAMSA and announced its plans to sell its USAMSA subsidiary. See Note 1 and Note 11 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further information. The accounting requirements for reporting USAMSA as a discontinued operation were met in the first quarter of 2024. Accordingly, the condensed consolidated financial statements, Notes to Condensed Consolidated Financial Statements, and Management’s Discussion & Analysis and Plan of Operation reflect the results of USAMSA as a discontinued operation and are excluded from continuing operations and segment results for all periods presented.

In May 2024, the Company made the decision to sell the personal residence it owns in Idaho that was previously used for management located near its BRZ operation (“BRZ Home”). The Company also signed an agreement with a realtor in May 2024 to assist with the sale of its BRZ Home. An active search for a buyer began after signing the agreement with the realtor and the Company expects the home to be sold sometime over the next year. See Note 1 and Note 11 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Although we extract minerals from the Bear River Zeolite property in Idaho that we later process and sell, we have not yet prepared a technical report summary for the Bear River Zeolite property making a determination on the property’s mineral resources or mineral reserves. However, the Company has completed test hole drilling and is in the process of preparing a technical reserve report for the Bear River Zeolite property. We strive to achieve excellence in mine safety and health performance and work with government agencies to ensure compliance with environmental regulations and health and safety standards.

The Company is organized and managed by the following four segments, which represent our operating units: United States antimony segment, Mexico antimony segment, zeolite segment, and precious metals segment. See Note 11 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for the Mexico discontinued operations that are excluded from continuing operations and segment results for all periods presented.

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

We closed our antimony mine and mill in Montana in December 1983 because antimony ore could be purchased more economically from foreign sources. Our mine and mill are less than one mile from our current antimony smelter plant in Montana. We hold one patented claim at the mine.

As a result of the mine and mill closure, we have relied on sources outside the U.S. for antimony ore since 1983, and there are risks of interruption in procurement from these sources and volatile changes in world market prices for these materials that are not controllable by us. We anticipate continuing to receive antimony ore primarily from a supplier in Canada but will also continue to research other domestic and non-domestic sources for antimony ore that are economically profitable. The acquisition of antimony ore is technically complex and a function of the country’s laws and regulations. Our purchasing consequently requires flexibility regarding supply agreements and is tailored accordingly to specific suppliers.

We estimate (but have not independently confirmed) that our present share of the domestic and international markets for antimony oxide products is approximately 4% and less than 1%, respectively. We are the only significant U.S. producer of antimony products. We believe we are competitive both domestically and world-wide due to the following:

•	We are the only U.S. domestic producer of antimony products.

•	We can ship on short notice to domestic customers.

•	We have a reputation for quality products delivered on a timely basis.

•	We have the only operating, permitted antimony smelter located in the U.S.

Mexico Antimony Segment

The Company has two subsidiaries in Mexico, USAMSA and ADM. On March 11, 2024, we shut down the operational activities of USAMSA, which primarily includes the following two antimony and precious metals processing plants in Mexico: (1) the Madero smelter in Coahuila, and (2) the Puerto Blanco flotation mill, oxide circuit, and cyanide leach circuit in Guanajuato. The Company intends to sell its USAMSA subsidiary over the next year and has initiated an active search for buyers of its operations and/or assets.

We will maintain our existing Los Juarez mining claims and concessions in Cadereyta de Montes Queretaro, Mexico, which are included in our ADM subsidiary. There are presently no active operations at Los Juarez.

Zeolite Segment

Our zeolite segment consists of a mine and processing plant in Preston, Idaho, Bear River Zeolite, Inc. (“BRZ”), which produces zeolite. Our zeolite is used for various purposes including soil amendment and fertilizer, water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, and other miscellaneous applications.

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

☐

Water Filtration. Zeolite is used for particulate, heavy metal and ammonium removal in swimming pools, municipal water systems, industrial water discharge streams, fisheries, fish farms, and aquariums.

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

Precious Metals Segment

Our precious metals segment consists of a precious metals recovery plant that is operated in conjunction with the antimony processing plant in Montana. Precious metals are recovered in the leach circuit and settling pond after the ore goes through the crushing and flotation cycles. When precious metals are contained in antimony source, the metallurgical techniques employed for the recovery of antimony are altered to also recover the precious metals.  The principal source of antimony concentrates bearing precious metals came from our Canadian supplier, who also purchases these precious metals back from the Company. The sales of this product are intermittent throughout the year.

SELECTED FINANCIAL DATA.

Results of Operations of Continuing Operations:

Consolidated Statements of Operations Information of Continuing Operations:	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues	2,813,780	2,265,117	$5,645,170	$4,475,961
Costs of revenues	1,905,139	1,878,558	3,913,625	3,694,559
Gross profit	908,641	386,559	1,731,545	781,402
Total operating expenses	1,122,245	583,894	2,013,895	898,861
Loss from operations	(213,604)	(197,335)	(282,350)	(117,459)
Total other income	157,900	174,303	312,747	387,808
Income tax expense	-	-	-	-
Income (loss) from continuing operations	($55,704)	($23,032)	$30,397	$270,349

Balance Sheet Information:

Consolidated Balance Sheet Information:
	June 30, 2024	December 31, 2023
Working capital	$13,454,756	$12,963,081
Total assets	$22,434,861	$21,547,455
Accumulated deficit	$(39,538,595)	$(39,418,619)
Total stockholders’ equity	$25,701,839	$25,520,968

Operational and Financial Performance of Continuing Operations by Segment:

Antimony

Financial and operational performance of antimony for the three months ended June 30, 2024 and 2023 was as follows:

	For the three months ended
Antimony - Continuing Operations	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue	$1,814,778	$1,351,705	$463,073	34.3%
Gross profit	$859,211	$140,614	$718,597	511.0%
Pounds of antimony sold	347,380	278,884	68,496	24.6%
Average sales price per pound	$5.22	$4.85	$0.37	7.8%
Average cost per pound	$2.75	$4.34	$(1.59)	-36.7%
Average gross profit per pound	$2.47	$0.50	$1.97	390.6%

Financial and operational performance of antimony for the six months ended June 30, 2024 and 2023 was as follows:

	For the six months ended
Antimony - Continuing Operations	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue	$4,043,163	$2,964,344	$1,078,819	36.4%
Gross profit	$1,980,802	$395,772	$1,585,030	400.5%
Pounds of antimony sold	869,553	621,928	247,625	39.8%
Average sales price per pound	4.65	$4.77	$(0.12)	-2.4%
Average cost per pound	2.37	$4.13	$(1.76)	-42.6%
Average gross profit per pound	2.28	$0.64	$1.64	258.0%

Antimony revenue increased $1,078,819, or 36%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to higher volume from increased demand for antimony oxide and metal. A portion of this increased demand for antimony metal was related to the processing of customer-owned antimony ore. The sales price per pound related to the processing of customer-owned antimony ore was lower than the sales price per pound for our other antimony products, which was the primary reason for the decrease in our average sales price per pound during the six months ended June 30, 2024, as compared to the prior year.

Gross profit increased $1,585,030 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to improved cost efficiencies with higher volume and the prior year sale of purchased finished antimony trioxide at a lower gross margin. Also, the improved results related to average gross profit per pound in the six-month periods presented related to discontinuing our Mexico antimony operations, the results of which are not included in the continuing operations information presented but rather in discontinued operations, which is presented in Note 11 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Zeolite

Financial and operational performance of zeolite for the three months ended June 30, 2024 and 2023 was as follows:

	For the three months ended
Zeolite	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue	$994,386	$787,091	$207,295	26.3%
Gross profit	$50,669	$125,479	$(74,810)	-59.6%
Tons of zeolite sold	3,735	3,690	45	1.2%
Average sales price per ton	266	213	53	24.8%
Average cost per ton	253	179	74	40.9%
Average gross profit per ton	$14	$34	$(20)	-60.1%

Financial and operational performance of zeolite for the six months ended June 30, 2024 and 2023 was as follows:

	For the six months ended
Zeolite	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue	$1,597,391	$1,269,184	$328,207	25.9%
Gross profit (loss)	$(242,164)	$154,906	$(397,070)	-256.3%
Tons of zeolite sold	6,008	5,753	255	4.4%
Average sales price per ton	266	221	45	20.5%
Average cost per ton	306	194	112	58.1%
Average gross profit (loss) per ton	($40)	$27	$(67)	-249.7%

Zeolite revenue increased $328,207 or 26%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to:

•	The increased average sales price per ton, which was mainly related to a price increase that was effective towards the end of 2023, and
•	The increased tons of zeolite sold, which was mainly related to increased demand and our ability to meet customer orders in a more timely fashion.

Gross profit decreased by $397,070 for the six months end June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to increased maintenance expense and inefficient facility and labor-related expenses in repairing older equipment, especially during production downtime, in the first six months of 2024 versus 2023.

Precious Metals

Financial and operational performance of precious metals for the three months ended June 30, 2024 and 2023 was as follows:

	For the three months ended
Precious metals	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue	$4,616	$126,321	$(121,705)	-96.3%
Gross profit (loss)	$(1,239)	$120,466	$(121,705)	-101.0%
Ounces sold - gold	0.23	12.48	(12.25)	-98.1%
Ounces sold - silver	(362)	7,737	(8,099)	-104.7%

Financial and operational performance of precious metals for the six months ended June 30, 2024 and 2023 was as follows:

	For the six months ended
Precious metals	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue	$4,616	$242,433	$(237,817)	-98.1%
Gross profit (loss)	$(7,093)	$230,724	$(237,817)	-103.1%
Ounces sold - gold	0.23	24.30	(24.07)	-99.0%
Ounces sold - silver	(362)	15,074	(15,436)	-102.4%

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

Our EBITDA from continuing operations was $253,122 for the six months ended June 30, 2024, as compared to $431,257 for the six months ended June 30, 2023.

EBIDTA from continuing operations by segment for the three months ended June 30, 2024 and 2023 was as follows:

	For the three months ended
Antimony – Combined USA and Mexico	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue	$1,814,778	$1,351,705	$463,073	34.3%
Cost of sales	(955,567)	(1,211,091)	255,524	-21.1%
Gross profit (loss)	859,211	140,614	718,597	511.0%
Total operating expenses	(923,316)	(482,267)	(441,049)	91.5%
Income (loss) from operations	(64,105)	(341,653)	277,548	-81.2%
Total other income (expense)	160,281	177,831	(17,550)	-9.9%
Income tax expense	-	-	-
Income (loss) - antimony	96,176	(163,822)	259,998	-158.7%
Interest expense	-	1,419	(1,419)	-100.0%
Income tax expense	-	-	-
Depreciation and amortization	18,071	14,376	3,695	25.7%
EBITDA - antimony	$114,247	$(148,027)	$262,274	-177.2%

	For the three months ended
Zeolite	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue	$994,386	$787,091	$207,295	26.3%
Cost of sales	(943,717)	(661,612)	(282,105)	42.6%
Gross profit (loss)	50,669	125,479	(74,810)	-59.6%
Total operating expenses	(198,929)	(101,627)	(97,302)	95.7%
Income (loss) from operations	(148,260)	23,852	(172,112)	-721.6%
Total other income (expense)	(2,381)	(3,528)	1,147	-32.5%
Income tax expense	-	-	-	0.0%
Income (loss) - zeolite	(150,641)	20,324	(170,965)	-841.2%
Interest expense	1,441	1,432	9	0.6%
Income tax expense	-	-	-
Depreciation and amortization	90,560	64,895	25,665	39.5%
EBITDA - zeolite	$(58,640)	$86,651	$(145,291)	-167.7%

	For the three months ended
Precious Metals	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue	$4,616	$126,321	($121,705)	-96.3%
Cost of sales	(5,855)	(5,855)	-	0.0%
Gross profit (loss)	(1,239)	120,466	(121,705)	-101.0%
Total operating expenses	-	-	-	0.0%
Income (loss) from operations	(1,239)	120,466	(121,705)	-101.0%
Total other income (expense)	-	-	-	n/a
Income (loss) - precious metals	(1,239)	120,466	(121,705)	-101.0%
Interest expense	-	-	-	n/a
Depreciation and amortization	5,855	5,855	-	0.0%
EBITDA - precious metals	$4,616	$126,321	$(121,705)	-96.3%

	For the three months ended
Consolidated	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue	$2,813,780	$2,265,117	$548,663	24.2%
Cost of sales	(1,905,139)	(1,878,558)	(26,581)	1.4%
Gross profit (loss)	908,641	386,559	522,082	135.1%
Total operating expenses	(1,122,245)	(583,894)	(538,351)	92.2%
Income (loss) from operations	(213,604)	(197,335)	(16,269)	8.2%
Total other income (expense)	157,900	174,303	(16,403)	-9.4%
Income tax expense	-	-	-
Income (loss) - consolidated	(55,704)	(23,032)	(32,672)	141.9%
Interest expense	1,441	2,851	(1,410)	-49.5%
Income tax expense	-	-	-
Depreciation and amortization	114,486	85,126	29,360	34.5%
EBITDA - consolidated	$60,223	$64,945	$(4,722)	-7.3%

EBIDTA from continuing operations by segment for the six months ended June 30, 2024 and 2023 was as follows:

	For the six months ended
Antimony – Combined USA and Mexico	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue	$4,043,163	$2,964,344	$1,078,819	36.4%
Cost of sales	(2,062,361)	(2,568,572)	506,211	-19.7%
Gross profit (loss)	1,980,802	395,772	1,585,030	400.5%
Total operating expenses	(1,676,298)	(703,202)	(973,096)	138.4%
Income (loss) from operations	304,504	(307,430)	611,934	-199.0%
Total other income (expense)	317,445	391,430	(73,985)	-18.9%
Income tax expense	-	-	-
Income (loss) - antimony	621,949	84,000	537,949	640.4%
Interest expense	-	2,717	(2,717)	-100.0%
Income tax expense	-	-	-
Depreciation and amortization	36,036	26,680	9,356	35.1%
EBITDA - antimony	$657,985	$113,397	$544,588	480.2%

	For the six months ended
Zeolite	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue	$1,597,391	$1,269,184	$328,207	25.9%
Cost of sales	(1,839,555)	(1,114,278)	(725,277)	65.1%
Gross profit (loss)	(242,164)	154,906	(397,070)	-256.3%
Total operating expenses	(337,597)	(195,659)	(141,938)	72.5%
Income (loss) from operations	(579,761)	(40,753)	(539,008)	1322.6%
Total other income (expense)	(4,698)	(3,622)	(1,076)	29.7%
Income tax expense	-	-	-	0.0%
Income (loss) - zeolite	(584,459)	(44,375)	(540,084)	1217.1%
Interest expense	2,092	3,733	(1,641)	-44.0%
Income tax expense	-	-	-
Depreciation and amortization	172,888	116,069	56,819	49.0%
EBITDA - zeolite	($409,479)	$75,427	$(484,906)	-642.9%

	For the six months ended
Precious Metals	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue	$4,616	$242,433	$(237,817)	-98.1%
Cost of sales	(11,709)	(11,709)	-	0.0%
Gross profit (loss)	(7,093)	230,724	(237,817)	-103.1%
Total operating expenses	-	-	-	0.0%
Income (loss) from operations	(7,093)	230,724	(237,817)	-103.1%
Total other income (expense)	-	-	-	n/a
Income (loss) - precious metals	(7,093)	230,724	(237,817)	-103.1%
Interest expense	-	-	-	n/a
Depreciation and amortization	11,709	11,709	-	0.0%
EBITDA - precious metals	$4,616	$242,433	$(237,817)	-98.1%

	For the six months ended
Consolidated	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue	$5,645,170	$4,475,961	$1,169,209	26.1%
Cost of sales	(3,913,625)	(3,694,559)	(219,066)	5.9%
Gross profit (loss)	1,731,545	781,402	950,143	121.6%
Total operating expenses	(2,013,895)	(898,861)	(1,115,034)	124.0%
Income (loss) from operations	(282,350)	(117,459)	(164,891)	140.4%
Total other income (expense)	312,747	387,808	(75,061)	-19.4%
Income tax expense	-	-	-
Income (loss) - consolidated	30,397	270,349	(239,952)	-88.8%
Interest expense	2,092	6,450	(4,358)	-67.6%
Income tax expense	-	-	-
Depreciation and amortization	220,633	154,458	66,175	42.8%
EBITDA - consolidated	$253,122	$431,257	$(178,135)	-41.3%

Capital Resources and Liquidity:

Working Capital of Continuing Operations	June 30, 2024	December 31, 2023
Current assets	$14,560,990	$13,709,251
Current liabilities	(1,106,234)	(746,170)
Working capital	$13,454,756	$12,963,081

	For the six months ended
CASH FLOWS OF CONTINUING OPERATIONS	June 30, 2024	June 30, 2023
Net cash provided (used) by operating activities	$435,663	$(1,168,428)
Net cash used by investing activities	(100,039)	(1,195,534)
Net cash used by financing activities	(39,071)	(834,100)
Net cash provided (used) by continuing operations	$296,553	$(3,198,062)

Cash flow provided by operating activities improved by $1,604,091 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to good working capital management, which includes better inventory management, increased payments of compensation in stock, and maintaining a lower amount due on royalties.

Cash flow used by investing activities improved by $1,095,495 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to less fixed asset purchases.

Cash flow used by financing activities improved by $795,029 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to the payment of a dividend of $787,730 on January 25, 2023 to the holders of 1,692,672 shares of Series D Preferred stock.

Our mission is to service our employees, customers, and vendors well and grow our business profitably both organically and through strategic acquisitions and partnerships to increase shareholder value. The Company is focused on generating positive cash flow to fund its mission. One method of improving positive cash flow has been through our review of each segment’s operations and financial results to make informed decisions that benefit the Company overall. An example of the results of our review relates to USAMSA. Our USAMSA subsidiary has generated cumulative losses since inception. Therefore, we shut down the operations of USAMSA on March 11, 2024 and intend to sell this subsidiary over the next year. We have initiated an active search for buyers of USAMSA’s operations and/or existing assets. Such sale would provide additional cash.

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

As of June 30, 2024, the Company had cash and cash equivalents of $12,391,431. We intend to fund our cash requirements with our cash and cash equivalents, cash generated from our operations, and capital raised from various investment vehicles and believe cash from these sources are sufficient to cover our requirements for the next 12 months.

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

Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external accounting and legal professionals. The Company is reviewing various plans to strengthen its internal controls. These plans are ongoing and include: (i) reviewing various software packages to determine if it can reduce hours spent by personnel in the accounting department by automating manual processes, (ii) determining whether controls can be implemented to mitigate segregation of duties issues, (iii) designing controls to formalize roles and responsibilities, and (iv) designing certain entity-level controls to support the control environment.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2024 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Historically, from time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. At June 30, 2024 and December 31, 2023, the Company had no accrued liabilities relating to such assessments. However, during the six months ended June 30, 2024, Bear River Zeolite Company (“BRZ”), a wholly owned subsidiary of the Company, received four significant and substantial citations from MSHA, all of which have been rectified by BRZ.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 12, 2024.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1*	Third Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on August 5, 2024).
3.2*	First Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2024).
31.1a *	Rule 15d-14(a) Certification by Co-Principal Executive Officer.
31.1b *	Rule 15d-14(a) Certification by Co-Principal Executive Officer.
31.2 *	Rule 15d-14(a) Certification by Principal Financial Officer.
32.1 *	Section 1350 Certification of Co-Principal Executive Officers and Principal Financial Officer.
95 *	Mine Safety Disclosure.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

  _____________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION

Date: August 9, 2024	By:	/s/ Gary C. Evans
Gary C. Evans
Co-CEO and Chairman of the Board (co-principal executive officer)

Date: August 9, 2024	By:	/s/ Lloyd Joseph Bardswich
Lloyd Joseph Bardswich
Co-CEO and Director (co-principal executive officer)

Date: August 9, 2024	By:	/s/ Richard R. Isaak
Richard R. Isaak
SVP, Chief Financial Officer (principal financial officer)

