Form 10-Q
period 2024-09-30
UNITED STATES ANTIMONY CORP
filed 2024-11-12
CIK 101538

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2024

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

As of November 6, 2024, there were 108,438,984 shares outstanding of the registrant’s $0.01 par value common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,969,132	$11,899,574
Certificates of deposit	22,257	72,898
Accounts receivable, net	791,557	625,256
Inventories, net	966,814	1,019,154
Prepaid expenses and other current assets	177,283	92,369
Current assets held for sale (Note 12)	74,560	366,955
Total current assets	15,001,603	14,076,206
Properties, plants and equipment, net	7,751,348	7,765,045
Operating lease right-of-use asset	764,035	-
Restricted cash for reclamation bonds	98,234	55,061
Other assets	20,217	18,098
Noncurrent assets held for sale (Note 12)	6,117,610	6,180,585
Total assets	$29,753,047	$28,094,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,212,397	$330,147
Accrued liabilities	164,917	109,341
Accrued liabilities - directors	159,165	124,810
Royalties payable	105,174	153,429
Current portion of operating lease liability	483,211	-
Long-term debt, current portion	131,105	28,443
Current liabilities held for sale (Note 12)	148,833	151,288
Total current liabilities	2,404,802	897,458
Noncurrent liabilities:
Noncurrent operating lease liability	299,435	-
Long-term debt, net of current portion	228,921	-
Stock payable to directors	-	38,542
Asset retirement obligations	1,156,374	1,101,561
Noncurrent liabilities held for sale (Note 12)	536,466	536,466
Total liabilities	4,625,998	2,574,027
COMMITMENTS AND CONTINGENCIES (Note 9 and 12)
STOCKHOLDERS' EQUITY
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: 0 shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding (liquidation preference $973,125 and $967,500, respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding (liquidation preference $97,847 both years)	1,779	1,779
Series D: 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized; 108,438,984 and 107,647,317 shares issued and outstanding, respectively	1,084,389	1,076,472
Additional paid-in capital	64,299,485	63,853,836
Accumulated deficit	(40,266,104)	(39,418,619)
Total stockholders' equity	25,127,049	25,520,968
Total liabilities and stockholders' equity	$29,753,047	$28,094,995

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
REVENUES	$2,421,020	$2,063,558	$8,066,190	$6,539,519
COST OF REVENUES	1,995,252	1,805,150	5,908,877	5,499,709
GROSS PROFIT	425,768	258,408	2,157,313	1,039,810
OPERATING EXPENSES:
General and administrative	588,816	290,045	1,521,576	678,735
Salaries and benefits	429,438	228,967	956,402	502,071
Professional fees	165,839	103,127	564,525	340,194
(Gain) loss on sale or disposal of property, plant and equipment, net	(16,252)	-	1,242	-
Other operating expenses	102,970	-	240,961	-
TOTAL OPERATING EXPENSES	1,270,811	622,139	3,284,706	1,521,000
LOSS FROM OPERATIONS	(845,043)	(363,731)	(1,127,393)	(481,190)
OTHER INCOME (EXPENSE):
Interest and investment income	157,757	176,656	460,529	466,809
Trademark and licensing income	6,553	6,117	21,281	25,023
Other miscellaneous income (expense)	(2,364)	(3,827)	(7,117)	74,922
TOTAL OTHER INCOME	161,946	178,946	474,693	566,754
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(683,097)	(184,785)	(652,700)	85,564
Income tax expense	-	-	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	(683,097)	(184,785)	(652,700)	85,564
Discontinued operations:
Loss from discontinued operations before income taxes	(44,412)	(1,459,743)	(194,785)	(2,873,541)
Income tax expense	-	-	-	-
Loss from discontinued operations (Note 12)	(44,412)	(1,459,743)	(194,785)	(2,873,541)
Net loss	(727,509)	(1,644,528)	(847,485)	(2,787,977)
Preferred dividends	(1,875)	(1,875)	(5,625)	(5,625)
Net loss available to common stockholders	$(729,384)	$(1,646,403)	$(853,110)	$(2,793,602)

Basic and diluted earnings per common share:
Income (loss) from continuing operations	$(0.01)	$nil	$(0.01)	$nil
Income (loss) from discontinued operations	$nil	$(0.01)	$nil	($0.03)
Net income (loss)	$(0.01)	$(0.01)	$(0.01)	($0.03)

Weighted average shares outstanding:
Basic	108,438,984	107,647,317	108,262,091	107,519,786
Diluted	108,438,984	107,647,317	108,430,139	107,519,786

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the three and nine months ended September 30, 2024 and 2023

	Total Preferred Stock		Common stock		Additional Paid In	Shares to be returned	Accumulated
	Shares	Amount	Shares	Amount	Capital	to treasury	Deficit	Total
Balances, December 31, 2022	2,620,576	$26,205	106,373,341	$1,063,732	$64,052,630	($202,980)	($33,070,332)	$31,869,255
Conversion of Preferred Series D to common stock	(1,692,672)	(16,926)	1,692,672	16,927	(1)	-	-	-
Common stock buyback and retirement	-	-	(418,696)	(4,187)	(198,793)	202,980	-	-
Net loss	-	-	-	-	-	-	(806,984)	(806,984)
Balances, March 31, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	$-	($33,877,316)	$31,062,271
Net loss	-	-	-	-	-	-	(336,465)	(336,465)
Balances, June 30, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	$-	($34,213,781)	$30,725,806
Net loss	-	-	-	-	-	-	(1,644,528)	(1,644,528)
Balances, September 30, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	$-	(35,858,309)	$29,081,278

Balances, December 31, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	$-	($39,418,619)	$25,520,968
Share-based compensation	-	-	791,667	7,917	198,008	-	-	205,925
Net loss	-	-	-	-	-	-	(322,768)	(322,768)
Balances, March 31, 2024	927,904	$9,279	108,438,984	$1,084,389	$64,051,844	$-	($39,741,387)	$25,404,125
Share-based compensation	-	-	-	-	94,922	-	-	94,922
Net loss	-	-	-	-	-	-	202,792	202,792
Balances, June 30, 2024	927,904	$9,279	108,438,984	$1,084,389	$64,146,766	$-	($39,538,595)	$25,701,839
Share-based compensation					152,719			152,719
Net loss							(727,509)	(727,509)
Balances, September 30, 2024	927,904	$9,279	108,438,984	$1,084,389	$64,299,485	$-	($40,266,104)	$25,127,049

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income (loss) from continuing operations	($652,700)	$85,564
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities of continuing operations:
Depreciation and amortization	340,217	247,882
Accretion of asset retirement obligation	54,813	1,125
Noncash operating lease expense	23,442	-
(Gain) loss on sale or disposal of property, plant and equipment, net	1,242	-
Write-down of inventory to net realizable value	63,574	-
Share-based compensation	453,566	-
Allowance for doubtful accounts on accounts receivable	(30,746)	43,560
Other noncash items	(16,107)	(11,573)
Changes in operating assets and liabilities:
Accounts receivable	(135,555)	(649,540)
Inventories, net	(11,234)	(77,749)
Prepaid expenses and other current assets	(84,914)	(99,367)
Other assets	(2,119)	-
Accounts payable	882,250	(63,005)
Accrued liabilities	55,576	(51,773)
Accrued liabilities – directors	34,355	206,282
Stock payable to directors	(38,542)	-
Change in operating lease liability	(4,831)	-
Royalties payable	(48,255)	(327,138)
Net cash provided (used) by operating activities of continuing operations	884,032	(695,732)
CASH FLOWS FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS:
Proceeds from redemption of certificates of deposit	50,641	-
Proceeds from sale of properties, plants and equipment	314,125	-
Purchases of properties, plant, and equipment	(223,058)	(1,337,398)
Net cash provided (used) by investing activities of continuing operations	141,708	(1,337,398)
CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS:
Payments on dividends payable	-	(787,730)
Principal payments on long-term debt	(71,139)	(70,049)
Net cash used by financing activities of continuing operations	(71,139)	(857,779)
Net cash flows provided (used) by continuing operations	954,601	(2,890,909)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided (used) by operating activities	158,130	(3,122,155)
Net cash used by investing activities	-	(182,322)
Net cash flows provided (used) by discontinued operations	158,130	(3,304,477)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,112,731	(6,195,386)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	11,954,635	19,117,666
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$13,067,366	$12,922,280

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock buyback and retirement	$-	$202,980
Conversion of Preferred Series D to Common Stock	-	$16,927
Equipment purchased with note payable	$402,722	$-
Noncash recognition of new leases	$787,477	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

NOTE 1 - NATURE OF OPERATIONS

United States Antimony Corporation and its subsidiaries in the U.S. and Mexico (“USAC”, the “Company”, “Our”, “Us”, or “We”) sell processed antimony, zeolite, and precious metals products primarily in the U.S. and Canada. The Company processes antimony ore primarily into antimony oxide, antimony metal, and antimony trisulfide. Our antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Our antimony metal is used in bearings, storage batteries, and ordnance. Our antimony trisulfide is used as a primer in ammunition. In its operations in Idaho, the Company mines and processes zeolite, a group of industrial minerals used in soil amendment and fertilizer, water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, and other miscellaneous applications. We recover certain amounts of precious metals, primarily gold and silver, at our plant in Montana from antimony concentrates.

Recent Development

The Company has two subsidiaries in Mexico, US Antimony de Mexico, S.A. de C.V. (“USAMSA”) and Antimonio de Mexico, S.A. de C.V. (“ADM”). The USAMSA subsidiary primarily includes the Company’s Madero antimony and precious metals plant in Parras de la Fuente Coahuila, Mexico and its Puerto Blanco antimony and precious metals plant in San Luis de la Paz Guanajuato, Mexico. On March 11, 2024, the Company shut down the operations of USAMSA and announced its intent to sell its USAMSA subsidiary. Since this announcement, the Company initiated an active search for buyers of USAMSA’s operations and/or assets. The accounting requirements for reporting USAMSA as a discontinued operation were met in the first quarter of 2024. See Note 12 for further information. The Company will maintain its existing Los Juarez mining claims and concessions in Mexico, which are included in our ADM subsidiary. However, currently, the Company has no active operations in Los Juarez.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024, and its results of operations and cash flows for the three and nine months ended September 30, 2024 and 2023. The Condensed Consolidated Balance Sheet as of December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations. Operating results for the three and nine-month periods ended September 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

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

The Company categorizes the assets and liabilities of a Disposal Group, or business component, as discontinued operations once management commits to a plan to sell, the business segment is available for immediate sale, management has initiated a plan to sell at a price that is reasonable in relation to its fair value, management anticipates the sale will occur within one year, and it is unlikely that significant changes will be made to the plan to sell. In addition, the business component must be comprised of operations and cash flows that are clearly distinguished from the rest of the entity. The results of discontinued operations are aggregated and presented separately in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

Share-Based Compensation

The Company’s share-based awards consist of restricted stock units (“RSUs”) and stock options granted to employees, consultants, and directors of the Company.

RSUs are stock awards entitling the award recipient to a specified number of shares of the Company’s common stock as the award vests. Each RSU granted includes a service-based vesting condition. The Company calculates the fair value of RSUs on the grant date using the closing market price of the Company’s common stock on the grant date. The Company recognizes the grant date fair value of RSUs as share-based compensation expense ratably over the requisite service period, other than RSUs or portions of RSUs that vest on the grant date, in which case the grant date fair value of that RSU or portion of RSU is recognized as share-based compensation expense on the grant date. The Company recognizes forfeitures as they occur.

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

The expense related to employee and consultant share-based awards is recorded in “Salaries and benefits” and the expense related to director share-based awards is recorded in “General and administrative” in the Condensed Consolidated Statements of Operations.

Leases

The Company determines if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, the Company includes operating leases in "Operating lease right-of-use assets" and "Current and noncurrent operating lease liabilities" in its Condensed Consolidated Balance sheet. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. Incremental costs of a lease that would not have been incurred if the lease had not been obtained are capitalized as initial direct costs (“IDC”). The Company amortizes the undiscounted fixed lease cost and the IDC on a straight-line basis over the lease term. If a lease does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, RSUs, warrants, and convertible preferred stock.

At September 30, 2024 and 2023, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive were as follows:

	September 30, 2024	September 30, 2023
Warrants	12,346,215	12,346,215
Stock options and RSU awards	6,408,333	-
Total possible dilution	18,754,548	12,346,215

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

NOTE 4 – REVENUE RECOGNITION

Products consist of the following:

•	Antimony: includes antimony oxide, antimony metal, antimony trisulfide.
•	Zeolite: includes coarse and fine zeolite crushed in various sizes.
•	Precious metals: includes unrefined and refined gold and silver.

Sales of products for the three months ended September 30, 2024 and 2023 were as follows:

	For the three months ended
	September 30, 2024	September 30, 2023
Antimony product revenue	$1,338,640	$1,391,733
Zeolite product revenue	682,947	671,825
Precious metals product revenue	399,433	-
TOTAL REVENUES	$2,421,020	$2,063,558

Sales of products for the nine months ended September 30, 2024 and 2023 were as follows:

	For the nine months ended
	September 30, 2024	September 30, 2023
Antimony product revenue	$5,381,803	$4,356,077
Zeolite product revenue	2,280,338	1,941,009
Precious metals product revenue	404,049	242,433
TOTAL REVENUES	$8,066,190	$6,539,519

Domestic and foreign revenues for the three months ended September 30, 2024 and 2023 were as follows:

	For the three months ended
	September 30, 2024	September 30, 2023
Domestic revenues	$1,897,120	$1,541,870
Foreign revenues	523,900	521,688
TOTAL REVENUES	$2,421,020	$2,063,558

Domestic and foreign revenues for the nine months ended September 30, 2024 and 2023 were as follows:

	For the nine months ended
	September 30, 2024	September 30, 2023
Domestic revenues	$6,346,717	$5,126,304
Foreign revenues	1,719,473	1,413,215
TOTAL REVENUES	$8,066,190	$6,539,519

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

The Company’s trade accounts receivable balance related to contracts with customers was $791,557 at September 30, 2024 and $625,256 at December 31, 2023, net of an allowance for doubtful accounts related to trade accounts receivables of $240,466 and $271,212 at September 30, 2024 and December 31, 2023, respectively. The Company’s products do not involve any warranty agreements and product returns are not typical.

NOTE 5– INVENTORIES

Inventories at September 30, 2024 and December 31, 2023 consisted primarily of finished antimony metal and antimony oxide products, antimony ore and concentrates, and finished zeolite products. Inventories are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products and finished zeolite products costs primarily include direct materials, direct labor, overhead, depreciation, and freight. Inventories at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Antimony oxide inventory	$230,958	$252,927
Antimony metal inventory	145,129	237,429
Antimony ore and concentrates inventory	35,670	23,752
Total antimony inventory	411,757	514,108
Zeolite inventory	555,057	505,046
TOTAL INVENTORIES	$966,814	$1,019,154

At September 30, 2024 and December 31, 2023, inventories were valued at cost, except for the portion of inventory related to zeolite at September 30, 2024, which was valued at net realizable value because costs were greater than the amount the Company expected to receive on the sale of zeolite inventory. The adjustment to value inventory at net realizable value was $63,574 and $nil at September 30, 2024 and 2023, respectively.

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

September 30, 2024

NOTE 6 – PROPERTIES, PLANTS AND EQUIPMENT

The major components of the Company’s properties, plants and equipment (“PP&E”) by segment at September 30, 2024 and December 31, 2023 were as follows:

September 30, 2024	Antimony Segment		Zeolite Segment	Precious Metals
	USAC	Mexico	BRZ	Segment	TOTAL
Plant and equipment	$1,971,255	$394,545	$6,576,506	$234,174	$9,176,480
Buildings	243,248	11,970	1,705,893	-	1,961,111
Mineral rights and interests	10,000	100,000	16,753	-	126,753
Land	1,493,609	914,443	-	-	2,408,052
Construction in progress	-	-	45,253	-	45,253
PP&E, cost	$3,718,112	$1,420,958	$8,344,405	$234,174	$13,717,649
Accumulated depreciation	(1,765,977)	(247,094)	(3,762,123)	(191,107)	(5,966,301)
PP&E, net	$1,952,135	$1,173,864	$4,582,282	$43,067	$7,751,348

December 31, 2023	Antimony Segment		Zeolite Segment	Precious Metals
	USAC	Mexico	BRZ	Segment	TOTAL
Plant and equipment	$1,971,255	$394,545	$6,007,694	$234,174	$8,607,668
Buildings	243,248	11,970	2,025,043	-	2,280,261
Mineral rights and interests	-	100,000	16,753	-	116,753
Land	1,493,609	914,443	-	-	2,408,052
Construction in progress	-	-	8,951	-	8,951
PP&E, cost	$3,708,112	$1,420,958	$8,058,441	$234,174	$13,421,685
Accumulated depreciation	(1,723,941)	(235,024)	(3,524,130)	(173,545)	(5,656,640)
PP&E, net	$1,984,171	$1,185,934	$4,534,311	$60,629	$7,765,045

In May 2024, the Company made the decision to sell a non-core asset of its zeolite segment, which was a personal residence (“BRZ Home”) located near the operations of its wholly owned subsidiary, Bear River Zeolite Company (“BRZ”). In September 2024, the Company sold its BRZ Home and recorded a gain on this sale as follows:

Proceeds from the sale	$314,125
Net book value of the BRZ Home	297,873
Gain on sale	$16,252

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

Mineral rights and interests

In August 2024, the Company acquired the ownership rights to ninety-seven mining claims and three mining leases located in the Sudbury District of Ontario, Canada (“Sudbury Agreement”). Payments are to be made by the Company by the following dates for the Company to acquire these claims and leases, of which the Company has made the first payment of $10,000:

Payment Date	Payment Amount
August 2024	$10,000
November 2024	15,000
February 2025	35,000
August 2025	40,000
August 2026	50,000
August 2027	50,000
August 2028	75,000
Total	$275,000

These payments to acquire the mining claims and leases are capitalized when paid in the “Mineral rights and interests” component of “Properties, plants and equipment, net” in the Condensed Consolidated Balance Sheets, which amounted to $10,000 as of September 30, 2024, and will be amortized over the estimated economic life of the mineral resource based on the units-of-production method.

The Sudbury Agreement requires a royalty payment by the Company of 2.5% of the production from the claims (“Net Smelter Royalty”) with a minimum royalty payment beginning on the fifth anniversary of the agreement of $12,000 per year. 1% of the Net Smelter Royalty can be purchased back by the Company at any time for $1 million. Also, the Sudbury Agreement includes a commitment by the Company to spend an aggregate of $250,000 over four years beginning on the agreement date, with various milestones over this four-year period, in exploring and developing these claims. The Sudbury Agreement can be terminated without cause at any time by the Company with thirty days’ notice.

NOTE 7 – LEASES

In September 2024, the Company executed a contract to lease a metals concentration facility located in Phillipsburg, Montana, which was accounted for as an operating lease. The lease has a term of 18 months with fixed cash payments in advance in the first six months of the lease of $10,000 per month, or $60,000 in total, and fixed cash payments in advance in the last twelve months of the lease of $95,000 per month, or $1.14 million in total, which includes a fixed monthly fee of $45,000 and a minimum milling fee of $50,000 per month. An additional payment of $50 per ton is due each month in the last twelve months of the lease for all milling in excess of 1,000 tons per month. The Company has not included any milling fee payments above the minimum in its lease liability as it is not deemed probable at this time. $10,000 was paid upon signing the lease, which is being accounted for as an initial direct cost ("IDC"). The Company is amortizing the undiscounted fixed lease cost and the IDC on a straight-line basis over the term of the lease. The Company recorded the present value of the fixed lease cost over the lease term as a lease liability and Right of Use ("ROU") asset. The Company used its incremental borrowing rate of 3.49% as of the date of initial possession of the leased asset when determining the present value of future payments of this operating lease as the rate implicit in the lease was not readily determinable. The lease includes provisions for the Company to use the existing mill building and all contents related to its use and to process owned and non-owned ore containing antimony and other critical minerals. The lease does not include any transfer of ownership of the facility at the end of the lease, nor any option to extend the lease or purchase the facility, nor any residual value guarantees. The Company can terminate the lease without cause with thirty days’ notice and must provide the facility to the lessor at the end of the lease in the same condition as it was received.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

The lease liability related to this operating lease, which represents the present value of the lease payments, was $787,477 at inception and $782,646 and $nil at September 30, 2024 and December 31, 2023, respectively. The ROU asset, which includes the unamortized portions of the IDC and is adjusted for any accrued or prepaid lease, was $764,035 and $nil at September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024 and 2023, the Company recorded $33,611 and $nil, respectively, of lease expense related to this lease and IDC in "Cost of Revenues" in the Condensed Consolidated Statements of Operations. IDC paid upon signing this lease was $10,000 and $nil and lease payments were $15,000 and $nil during the three and nine months ended September 30, 2024 and 2023, respectively, which were included in operating cash flows.

The following table summarizes expense and cash payments for operating leases during the periods noted:

	For the three and nine months ended
	September 30, 2024	September 30, 2023
Operating lease expense	$33,611	$-
Cash paid for operating lease liability	$15,000	$-
Cash paid for initial direct cost	$10,000	$-

The following table contains the remaining lease term and discount rate as of the end of the period:

September 30, 2024
Remaining lease term - operating lease	17.5 months
Discount rate - operating lease	3.49%

The table below is a maturity analysis of the future minimum lease payments as of September 30, 2024.

Twelve months ending September 30,
2025	$757,500
2026	427,500
Total undiscounted future minimum lease payments	1,185,000
Less: discount on lease liability	(402,354)
Total discounted operating lease liability at September 30, 2024	782,646
Less: current portion of operating lease liability	(483,211)
Noncurrent operating lease liability	$299,435

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

NOTE 8 – LONG-TERM DEBT

Long-term debt at September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Installment contract payable to Komatsu, bearing interest at 3.49%, payable in 36 monthly installments of $11,799 maturing May 2027; collateralized by the Wheel Loader	$360,026	$-
Installment contract payable to Caterpillar Financial Services, bearing interest at 6.65%, payable in 24 monthly installments of $7,210 maturing April 28, 2024; collateralized by 2007 Caterpillar 740 articulated truck	-	28,443
Total debt	360,026	28,443
Less current portion of debt	(131,105)	(28,443)
Long term portion of debt	$228,921	$-

At September 30, 2024, principal payments on debt were due as follows:

Twelve months ending September 30,	Principal Payment
2025	$131,105
2026	135,754
2027	93,167
$360,026

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company follows U.S. GAAP guidance in determining its accruals and disclosures with respect to loss contingencies and evaluates such accruals and contingencies for each reporting period. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to the issuance of the financial statements indicates that it is probable that a loss could be incurred, and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Historically, from time to time, BRZ is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). At September 30, 2024 and December 31, 2023, BRZ had no accrued liabilities relating to such assessments. However, during the nine months ended September 30, 2024, BRZ received four significant and substantial citations from MSHA, all of which have been resolved by BRZ.

On a combined basis, BRZ pays royalties ranging from 8% to 13% on the sale of zeolite products. At September 30, 2024 and December 31, 2023, the Company had accrued royalties payable of $105,174 and $153,429, respectively.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

NOTE 10 – STOCKHOLDERS’ EQUITY

On January 25, 2023, the holders of 1,692,672 shares of Series D Preferred stock converted the preferred shares and the Company issued 1,692,672 shares of common stock.  The Company also paid the holders $787,730 for cumulative dividends payable as declared on November 28, 2022. 1,590,672 shares of the 1,692,672 shares of Series D Preferred stock that were converted and $740,261 of the $787,730 of dividends paid related to the estate of John Lawrence, who was the prior President and Chairman of the Company.

On January 26, 2023, in conjunction with its share repurchase plan, the Company returned to treasury and cancelled 418,696 of its common shares which were repurchased prior to December 31, 2022 for $202,980.

Share-based compensation

The Company had no equity awards outstanding during fiscal year 2023. During the nine months ended September 30, 2024, stock option and RSU awards were granted in accordance with our 2023 Equity Incentive Plan, which was approved by the Company’s shareholders. The Company recognized $152,719 and $nil during the three months ended September 30, 2024 and 2023, respectively, and $453,566 and $nil during the nine months ended September 30, 2024 and 2023, respectively, of share-based compensation expense arising from stock option and RSU grants as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share-based compensation expense:
Stock options	$97,655	$-	$161,124	$-
RSUs	$55,064	$-	$292,442	$-
Total share-based compensation expense	$152,719	$-	$453,566	$-

Stock options:

Stock options granted have either a 3-year or 10-year contractual term and are subject to either service or performance-based vesting conditions. The following table shows the annual weighted-average assumptions used to value options granted during the nine months ended September 30, 2024:

Nine Months Ended
Grant-Date Weighted-Average Assumptions	September 30, 2024
Expected term (in years)	4.5
Risk-free interest rate	4.3%
Expected dividend yield	0.0%
Expected volatility	136.0%
Fair value per share of options granted	$0.18

Expected term – The expected term represents the period of time that options are expected to be outstanding. As the Company does not have sufficient historical exercise behavior, it uses the contractual term of the option for the expected term assumption.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant with an equivalent term approximating the expected term of the options.

Expected dividend yield—The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Expected volatility – The expected volatility is based on the historical volatility of our stock price over the expected term of the stock option.

Activity with respect to stock options is summarized as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (in years)	Value
Options outstanding, December 31, 2023	-	n/a	n/a	n/a
Granted	4,330,000	$0.23	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Expired	-	n/a	n/a	n/a
Options outstanding, September 30, 2024	4,330,000	$0.23	4.0	$2,279,400
Nonvested options, September 30, 2024	4,272,500	$0.23	3.9	$2,254,175
Vested and exercisable options, September 30, 2024	57,500	$0.32	9.8	$25,225

At September 30, 2024, total unrecognized share-based compensation expense related to stock options was $634,781, which is expected to be recognized over a weighted-average remaining period of 2.3 years.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

Restricted stock units:

Activity with respect to RSUs is summarized as follows:

		Weighted-Average
		Grant-Date
		Fair Value
	Shares	Per Share
Nonvested shares at December 31, 2023	-	n/a
Granted	2,870,000	$0.23
Vested	(791,667)	$0.22
Forfeited	-	n/a
Nonvested shares at September 30, 2024	2,078,333	$0.24

At September 30, 2024, total unrecognized share-based compensation expense related to RSUs was $373,108, which is expected to be recognized over a weighted-average remaining period of 1.8 years.

Common stock warrants

No warrants were issued, expired, or exercised during the nine months ended September 30, 2024 and 2023.

The composition of the Company’s warrants outstanding at September 30, 2024 and 2023 was as follows:

Number of warrants	Exercise Price	Expiration Date	Remaining life (years)
2,285,715	$0.46	1/27/2026	1.33
804,000	$0.46	1/27/2026	1.33
7,650,000	$0.85	8/3/2026	1.84
1,606,500	$0.85	2/1/2026	1.34
12,346,215

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

NOTE 11 – BUSINESS SEGMENTS

The Company is organized and managed with four business segments, which represent our operating units: United States antimony operations, Mexico antimony operations, precious metals recovery and United States zeolite operations. See Note 12 for the Mexico discontinued operations that are excluded from business segments.

Total assets by segment at September 30, 2024 and December 31, 2023 were as follows:

Total Assets, Excluding Discontinued Operations	September 30, 2024	December 31, 2023
Antimony segment:
United States	$16,514,199	$14,769,408
Mexico	1,239,959	1,211,319
Subtotal antimony segment	$17,754,158	$15,980,727
Precious metals segment:
United States	$142,925	$92,718
Mexico	-	-
Subtotal precious metals segment	$142,925	$92,718
Zeolite segment	5,663,794	5,474,010
Total assets, excluding discontinued operations	$23,560,877	$21,547,455

Total capital expenditures by segment for the three and nine months ended September 30, 2024 and 2023 were as follows:

Capital expenditures, Excluding Discontinued Operations	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Antimony segment:
United States capital expenditures	$10,000	$-	$10,000	$61,849
Mexico capital expenditures	-	-	-	-
Subtotal antimony segment	$10,000	$-	$10,000	$61,849
Precious metals segment	-	-	-	-
Zeolite segment	62,337	141,864	213,058	1,275,549
Total capital expenditures, excluding discontinued operations	$72,337	$141,864	$223,058	$1,337,398

The zeolite segment’s capital expenditures for the nine months ended September 30, 2024 excludes $402,722 related to a wheel loader purchased with a note payable.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

Selected segment operational information excluding discontinued operations for the three and nine months ended September 30, 2024 and 2023 were as follows:

For the three months ended September 30, 2024	Antimony USA	Antimony Mexico	Total Antimony	Precious Metals	Zeolite	Total
Total revenues	$1,338,640	$-	$1,338,640	$399,433	$682,947	$2,421,020
Depreciation and amortization	14,048	4,023	18,071	5,854	95,659	119,584
Income (loss) from operations	$(809,755)	$(26,196)	$(835,951)	$393,579	$(402,671)	$(845,043)
Other income						161,946
Income tax expense						-
Loss from continuing operations						$(683,097)

For the three months ended September 30, 2023	Antimony USA	Antimony Mexico	Total Antimony	Precious Metals	Zeolite	Total
Total revenues	$1,391,733	$-	$1,391,733	$-	$671,825	$2,063,558
Depreciation and amortization	10,361	4,015	14,376	5,854	73,194	93,424
Income (loss) from operations	$47,534	$(25,990)	$21,544	$(5,854)	$(379,421)	$(363,731)
Other income						178,946
Income tax expense						-
Loss from continuing operations						$(184,785)

For the nine months ended September 30, 2024	Antimony USA	Antimony Mexico	Total Antimony	Precious Metals	Zeolite	Total
Total revenues	$5,381,803	$-	$5,381,803	$404,049	$2,280,338	$8,066,190
Depreciation and amortization	42,036	12,071	54,107	17,563	268,547	340,217
Income (loss) from operations	$(452,858)	$(78,589)	$(531,447)	$386,486	$(982,432)	$(1,127,393)
Other income						$474,693
Income tax expense						-
Loss from continuing operations						$(652,700)

For the nine months ended September 30, 2023	Antimony USA	Antimony Mexico	Total Antimony	Precious Metals	Zeolite	Total
Total revenues	$4,356,077	$-	$4,356,077	$242,433	$1,941,009	$6,539,519
Depreciation and amortization	29,002	12,054	41,056	17,563	189,263	247,882
Income (loss) from operations	$(207,907)	$(77,979)	$(285,886)	$224,870	$(420,174)	$(481,190)
Other income						566,754
Income tax expense						-
Income from continuing operations						$85,564

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

NOTE 12 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As described in Note 1, on March 11, 2024, the Company shut down the operations of USAMSA, which was part of the antimony segment, and announced its intent to sell its USAMSA subsidiary. The accounting requirements for reporting USAMSA as a discontinued operation were met in the first quarter of 2024. Accordingly, our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows report discontinued operations separate from continuing operations for all periods presented. Our Condensed Consolidated Statements of Equity combine the results of continuing and discontinued operations. In addition, the Notes to Condensed Consolidated Financial Statements exclude discontinued operation for all periods presented.

The key components of the income (loss) from discontinued operations for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
REVENUES	$151,158	$249,933	$1,241,032	$488,389
COST OF REVENUES	153,097	1,569,413	1,134,808	2,828,794
GROSS PROFIT (LOSS)	(1,939)	(1,319,480)	106,224	(2,340,405)
OPERATING EXPENSES:
General and administrative	22,072	11,032	92,472	49,301
Professional fees	18,563	63,681	72,893	164,625
Other operating expenses	3,404	66,637	118,933	310,985
TOTAL OPERATING EXPENSES	44,039	141,350	284,298	524,911
LOSS FROM OPERATIONS	(45,978)	(1,460,830)	(178,074)	(2,865,316)
OTHER INCOME (EXPENSE):
Other miscellaneous income (expense)	1,566	1,087	(16,711)	(8,225)
TOTAL OTHER INCOME (EXPENSE)	1,566	1,087	(16,711)	(8,225)
LOSS FROM DISCONTINUED OPERATIONS, BEFORE TAX	(44,412)	(1,459,743)	(194,785)	(2,873,541)
Income tax expense	-	-	-	-
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(44,412)	$(1,459,743)	$(194,785)	$(2,873,541)

Depreciation and amortization expense of USAMSA totaled $nil for the three and nine months ended September 30, 2024, and $155,538 and $466,421 for the three and nine months ended September 30, 2023, respectively.

Capital expenditures of USAMSA were $nil for the three and nine months ended September 30, 2024, and $30,000 and $182,322 for the three and nine months ended September 30, 2023, respectively.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

The carrying amounts of major classes of assets and liabilities of USAMSA included in assets and liabilities of discontinued operations were as follows:

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Accounts receivable	$40,193	$-
Inventories, net	31,457	366,955
Prepaid expenses and other current assets	2,910	-
Total current assets, discontinued operations	74,560	366,955
Properties, plants and equipment, net	5,689,446	5,689,446
IVA receivable and other assets, net	428,164	491,139
Total assets, discontinued operations	$6,192,170	$6,547,540
LIABILITIES
CURRENT LIABILITIES
Accounts payable	133,780	126,788
Accrued liabilities	15,053	24,500
Total current liabilities, discontinued operations	148,833	151,288
Asset retirement obligations	536,466	536,466
Total liabilities, discontinued operations	$685,299	$687,754

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

In 2019, the Company was notified that SAT re-opened its assessment of USAMSA’s 2013 income tax return and, in November 2019, SAT assessed the Company $16.3 million pesos, which was approximately $865,000 USD as of December 31, 2019. Management reviewed the 2019 assessment notice from SAT and, similar to the earlier assessment, believed the findings have no merit. An appeal was filed by the Company in November 2019 suspending SAT from taking immediate action regarding the assessment. In August 2020, the Company filed a lawsuit against SAT for resolution of the process and, in December 2020, filed closing arguments.  In 2022, the Mexican court ruled against the Company in the above matter, which was subsequently appealed by the Company.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

As of December 31, 2023, the updated SAT assessment was approximately $22.4 million pesos, or approximately $1,320,000 USD, which includes $352,000 of unpaid income taxes and $968,000 of interest and penalties. Management, along with its legal counsel, assessed the possible outcomes for this tax audit and believed, based on discussions with its attorneys located in Mexico, that the most likely outcome would be that the Company would be successful in its appeal resulting in no tax due. Management determined that no amount should be accrued at December 31, 2023 relating to this potential tax liability.

In March 2024, Mexico’s appellate court ruled in favor of the Company with no assessment due related to this audit of USAMSA’s 2013 income tax return by SAT and instructed the lower court to issue a new ruling. In May 2024, Mexico’s lower court issued a final ruling on this matter in favor of the Company but left open the possibility for the SAT to re-open their audit. Subsequent to this judgment, the Company requested a final ruling on whether SAT can re-open this matter, on which the appellate court has not ruled. These rulings support the Company’s position on this tax matter and have had no impact on the Company’s financial statements.

Mexico Value Added Tax

USAMSA records a receivable for the Value Added Tax (“VAT” or “IVA”) it pays on certain goods and services representing amounts to be reimbursed from the Mexican government. This receivable balance of $973,414 and $1,122,628 at September 30, 2024 and December 31, 2023, respectively, is recorded in “IVA receivable and other assets, net” in USAMSA’s assets held for sale in discontinued operations net of a reserve of $601,295 and $687,534 at September 30, 2024 and December 31, 2023, respectively.

Note 13 - SUBSEQUENT EVENTS

On November 12, 2024, the Company entered into a Sales Agreement (“Sales Agreement’) with A.G.P./Alliance Global Partners (“A.G.P.”) to sell shares of the Company’s common stock, with aggregate gross proceeds of up to $25,000,000, from time to time, through an “at the market offering” program under which A.G.P. will act as sales agent.

Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that A.G.P. will be entitled to compensation for its services in an amount equal to up to 3.0% of the gross proceeds from the sale of shares sold under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement and may suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 and the Prospectus Supplement to be filed on November 12, 2024 with the U.S. Securities and Exchange Commission in connection with the offer and sale of the shares pursuant to the Sales Agreement.

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

Any statement that expresses or involves discussions or descriptions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance, often, but not always using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “outlook”, “anticipates” or “does not anticipate”, “plans”, “estimates”, “forecast”, “project”, “pro forma”, or “intends”, or stating that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak or describe only as of the date they are made and are subject to assumptions and uncertainties. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks related to:

•	The Company’s properties being in the exploration stage;
•	Macroeconomic factors;
•	Continued operational losses;
•	The mineral operations being subject to government regulation;
•	The Company’s ability to obtain additional capital to develop the Company’s resources, if any;
•	Concentration of customers;
•	Increase in energy costs;
•	Mineral exploration and development activities;
•	Mineral estimates;
•	The Company’s insurance coverage for operating risks;
•	The fluctuation of prices for antimony, precious metals, such as gold and silver, and minerals in general;
•	The competitive industry of mineral exploration;
•	The title and rights in the Company’s mineral properties;
•	Environmental hazards;
•	The possible dilution of the Company’s common stock from additional financing activities;
•	Metallurgical and other processing problems;
•	Unexpected geological formations;
•	Global economic and political conditions;
•	Staffing in remote locations;
•	Changes in product costing;
•	Inflation on operational costs and profitability;

25

•

Competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities);

•	Global pandemics or civil unrest;
•	Mexican labor and cartel issues regarding safety and organized control over our properties;
•	The positions and associated outcomes of Mexican and other taxing authorities;
•	The possible dilution of the Company’s common stock from additional financing activities;
•	Use of cash and cash equivalents ineffectively;
•	Cybersecurity and business disruptions;
•	Potential conflicts of interest with the Company’s management;
•	Not realizing the value of its USAMSA assets in Mexico upon sale or disposal; and,
•	The Company’s common stock.

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

On March 11, 2024, the Company shut down the operations of USAMSA, which was part of the antimony segment, and announced its intent to sell its USAMSA subsidiary. See Note 1 and Note 12 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further information. The accounting requirements for reporting USAMSA as a discontinued operation were met in the first quarter of 2024. Accordingly, the condensed consolidated financial statements, Notes to Condensed Consolidated Financial Statements, and Management’s Discussion & Analysis and Plan of Operation reflect the results of USAMSA as a discontinued operation and are excluded from continuing operations and segment results for all periods presented.

Although we extract minerals from the Bear River Zeolite property located in Idaho that we later process and sell, we have not yet prepared a technical report summary for the Bear River Zeolite property making a determination on the property’s mineral resources or mineral reserves. However, the Company has completed test hole drilling and has retained a qualified third-party expert who is in the process of preparing a technical reserve report for the Bear River Zeolite property. We strive to achieve excellence in mine safety and health performance and work with government agencies to ensure compliance with environmental regulations and health and safety standards.

The Company is organized and managed by the following four segments, which represent our operating units: United States antimony segment, Mexico antimony segment, zeolite segment, and precious metals segment. See Note 12 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for the Mexico discontinued operations that are excluded from continuing operations and segment results for all periods presented.

United States Antimony Segment

Our United States antimony segment consists of an antimony plant in the Burns Mining District of Sanders County in Montana, which processes antimony ore primarily into antimony oxide, antimony metal, antimony trisulfide, and precious metals. Antimony oxide is a fine, white powder. Our antimony oxide is used in conjunction with a halogen to form a synergistic flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper. Our antimony oxide is also used as a color fastener in paint and as a phosphorescent agent in fluorescent light bulbs. Our antimony metal is used in bearings, storage batteries and ordnance. Our antimony trisulfide is used as a primer in ammunition. The precious metals processed at this plant in Montana are included in our precious metals segment.

We closed our antimony mine and mill in Montana in December 1983 because antimony ore could be purchased more economically from foreign sources. Our mine and mill are less than one mile from our current antimony smelter plant in Montana. We hold one patented claim at this mine. We also own mining claims in Alaska and Ontario, Canada. However, currently, the Company has no active operations in Alaska or Ontario, Canada.

As a result of the mine and mill closure in Montana, we have relied on sources outside the U.S. for antimony ore since 1983, and there are risks of interruption in procurement from these sources and volatile changes in world market prices for these materials that are not controllable by us. We anticipate continuing to receive antimony ore primarily from an existing supplier in Canada. In addition, we continue to actively research other domestic and non-domestic sources for antimony ore that are economically profitable. The acquisition of antimony ore is technically complex and a function of the country’s laws and regulations. Our purchasing consequently requires flexibility regarding supply agreements, credit support, etc. and is tailored accordingly to specific suppliers.

We estimate (but have not independently confirmed) that our present share of the domestic and international markets for antimony oxide products is approximately 4% and less than 1%, respectively. We are the only significant U.S. producer of antimony products. We believe we are competitive both domestically and world-wide due to the following:

•	We are the only U.S. domestic processor of antimony products.

•	We can process ore quickly and have minimal shipping time to domestic customers.

•	We have a reputation for quality products delivered on a timely basis.

•	We have the only operating, permitted antimony smelter located in the U.S.

Mexico Antimony Segment

The Company has two subsidiaries in Mexico, USAMSA and ADM. On March 11, 2024, we shut down the operational activities of USAMSA, which primarily includes the following two antimony and precious metals processing plants in Mexico: (1) the Madero smelter in Coahuila, and (2) the Puerto Blanco flotation mill, oxide circuit, and cyanide leach circuit in Guanajuato. The Company intends to sell its USAMSA subsidiary over the next year and has initiated an active search for buyers of its operations and/or assets. See Note 1 and Note 12 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further information.

We will maintain our existing Los Juarez mining claims and concessions in Cadereyta de Montes Queretaro, Mexico, which are included in our ADM subsidiary. There are presently no active operations at Los Juarez.

Zeolite Segment

Our zeolite segment consists of a mine and processing plant located in Preston, Idaho, Bear River Zeolite, Inc. (“BRZ”), which produces zeolite. Our zeolite is used for various purposes including soil amendment and fertilizer, water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, and other miscellaneous applications.

BRZ has a lease with Zeolite, LLC that entitles BRZ to surface mine and process zeolite on property in Preston, Idaho, in exchange for a royalty payment. The annual royalty payment is the greater of: (1) the minimum annual royalty of $60,000, adjusted annually for the Consumer Price Index for all Urban Consumers, or (2) $11.00 per ton for the first ten thousand tons, $9.90 per ton for tons in excess of ten thousand up to twenty thousand, and $8.80 per ton for tons in excess of twenty thousand. This Zeolite LLC lease also requires BRZ to pay $10,000 to the lessor on March 1 of each year during the term of the lease, which ends March 1, 2025. BRZ also pays two other royalties on the sale of zeolite products. On a combined basis, BRZ pays royalties ranging from 8% to 13% on the sale of zeolite products. In addition, BRZ can surface mine and process zeolite on property owned by the U.S. Bureau of Land Management that is located adjacent to the Company’s Preston, Idaho property after obtaining required permits.

“Zeolite” refers to a group of industrial minerals that consist of hydrated aluminosilicates that hold cations such as calcium, sodium, ammonium, various heavy metals, and potassium in their crystal lattice. Water is loosely held in cavities in the lattice. BRZ zeolite is regarded as one of the best zeolites in the world due to its high cation exchange capacity (CEC) of approximately 180-220 meq/100 gr. (which predicts plant nutrient availability and retention in soil), its hardness and high clinoptilolite content (which is an effective barrier to prevent problematic radionuclide movement), its absence of clay minerals, and its low sodium content. Our zeolite has been used in:

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

Precious Metals Segment

Our precious metals segment consists of a precious metals recovery plant that is operated in conjunction with the antimony processing plant in Montana. Precious metals are recovered in the leach circuit and settling pond after the ore goes through the crushing and flotation cycles. When precious metals are contained in antimony source, the metallurgical techniques employed for the recovery of antimony are altered to also recover the precious metals.  The principal source of antimony concentrates bearing precious metals comes from our Canadian supplier, who also purchases these precious metals back from the Company. The sales of this product are intermittent throughout the year.

SELECTED FINANCIAL DATA.

Consolidated Statements of Operations Information:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues	$2,421,020	$2,063,558	$8,066,190	$6,539,519
Costs of revenues	1,995,252	1,805,150	5,908,877	5,499,709
Gross profit	425,768	258,408	2,157,313	1,039,810
Total operating expenses	1,270,811	622,139	3,284,706	1,521,000
Loss from continuing operations	(845,043)	(363,731)	(1,127,393)	(481,190)
Total other income	161,946	178,946	474,693	566,754
Income tax expense	-	-	-	-
Income (loss) from continuing operations	$(683,097)	$(184,785)	$(652,700)	$85,564

Consolidated Balance Sheet Information:

	September 30, 2024	December 31, 2023
Working capital	$12,671,074	$12,963,081
Total assets	$23,560,877	$21,547,455
Accumulated deficit	$(40,266,104)	$(39,418,619)
Total stockholders’ equity	$25,127,049	$25,520,968

Operational and Financial Performance of Continuing Operations by Segment:

Antimony

Financial and operational performance of antimony for the three months ended September 30, 2024 and 2023 was as follows:

	For the three months ended
Antimony - Continuing Operations	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue	$1,338,640	$1,391,733	$(53,093)	-3.8%
Gross profit	$240,581	$614,632	$(374,051)	-60.9%
Pounds of antimony sold	269,001	288,485	(19,484)	-6.8%
Average sales price per pound	$4.98	$4.82	$0.16	3.2%
Average cost per pound	$4.08	$2.69	$1.39	51.5%
Average gross profit per pound	$0.89	$2.13	$(1.24)	-58.0%

Financial and operational performance of antimony for the nine months ended September 30, 2024 and 2023 was as follows:

	For the nine months ended
Antimony - Continuing Operations	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue	$5,381,803	$4,356,077	$1,025,726	23.5%
Gross profit	$2,221,383	$1,010,404	$1,210,979	119.9%
Pounds of antimony sold	1,138,554	910,413	228,141	25.1%
Average sales price per pound	$4.73	$4.78	$(0.05)	-1.2%
Average cost per pound	$2.78	$3.67	$(0.89)	-24.5%
Average gross profit per pound	$1.95	$1.11	$0.84	75.8%

Antimony revenue increased $1,025,726, or 23.5%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to higher volume from increased demand for antimony oxide and metal. A portion of this increased demand for antimony metal was related to the processing of customer-owned antimony ore. The sales price per pound related to the processing of customer-owned antimony ore was lower than the sales price per pound for our other antimony products, which was the primary reason for the decrease in our average sales price per pound during the nine months ended September 30, 2024, as compared to the prior year.

Gross profit increased $1,210,979 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to improved cost efficiencies with higher volume and the prior year sale of purchased finished antimony trioxide at a lower gross margin. Also, the improved results related to average gross profit per pound in both nine-month periods presented were due to discontinuing our Mexico antimony operations, the results of which are not included in the continuing operations information presented in Management’s Discussion and Analysis and Plan of Operation, but rather in discontinued operations, which is presented in Note 12 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Zeolite

Financial and operational performance of zeolite for the three months ended September 30, 2024 and 2023 was as follows:

	For the three months ended
Zeolite	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue	$682,947	$671,825	$11,122	1.7%
Gross profit (loss)	$(208,392)	$(350,370)	$141,978	-40.5%
Tons of zeolite sold	2,603	2,254	349	15.5%
Average sales price per ton	$262	$298	$(36)	-12.0%
Average cost per ton	$342	$454	$(112)	-24.5%
Average gross profit (loss) per ton	$(80)	$(155)	$75	-48.5%

Financial and operational performance of zeolite for the nine months ended September 30, 2024 and 2023 was as follows:

	For the nine months ended
Zeolite	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue	$2,280,338	$1,941,009	$339,329	17.5%
Gross profit (loss)	$(450,556)	$(195,464)	$(255,092)	130.5%
Tons of zeolite sold	8,611	8,007	604	7.5%
Average sales price per ton	$265	$242	$23	9.2%
Average cost per ton	$317	$267	$50	18.9%
Average gross profit (loss) per ton	$(52)	$(24)	$(28)	114.3%

Zeolite revenue increased $339,329, or 17.5%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to:

•	The increased average sales price per ton, which was mainly related to a price increase that was effective towards the end of 2023, and
•	The increased tons of zeolite sold, which was mainly related to increased demand and our ability to meet customer orders in a more timely fashion.

Gross profit decreased by $255,092 for the nine months end September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to increased costs for maintenance, backup equipment leases, and related expenses in repairing older machinery and equipment, especially during production downtime.

Precious Metals

Financial and operational performance of precious metals for the three months ended September 30, 2024 and 2023 was as follows:

	For the three months ended
Precious metals	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue	$399,433	-	$399,433	n/a
Gross profit (loss)	$393,579	($5,854)	$399,433	-6823.2%
Ounces sold - gold	27.98	-	27.98	n/a
Ounces sold - silver	11,631	-	11,631	n/a

Financial and operational performance of precious metals for the nine months ended September 30, 2024 and 2023 was as follows:

	For the nine months ended
Precious metals	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue	$404,049	$242,433	$161,616	66.7%
Gross profit	$386,486	$224,870	$161,616	71.9%
Ounces sold - gold	28.21	24.30	3.91	16.1%
Ounces sold - silver	11,269	15,074	(3,805)	-25.2%

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

Our EBITDA from continuing operations was a loss of ($306,853) for the nine months ended September 30, 2024, as compared to $342,071 for the nine months ended September 30, 2023.

EBIDTA from continuing operations by segment for the three months ended September 30, 2024 and 2023 was as follows:

	For the three months ended
Antimony	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue	$1,338,640	$1,391,733	$(53,093)	-3.8%
Cost of sales	(1,098,059)	(777,101)	(320,958)	41.3%
Gross profit	240,581	614,632	(374,051)	-60.9%
Total operating expenses	(1,076,532)	(593,088)	(483,444)	81.5%
Income (loss) from operations	(835,951)	21,544	(857,495)	-3980.2%
Total other income (expense)	164,268	181,647	(17,379)	-9.6%
Income tax expense	-	-	-	-
Income (loss) - antimony	(671,683)	203,191	(874,874)	-430.6%
Interest expense	-	1,126	(1,126)	-100.0%
Income tax expense	-	-	-	-
Depreciation and amortization	18,071	14,376	3,695	25.7%
EBITDA - antimony	$(653,612)	$218,693	$(872,305)	-398.9%

	For the three months ended
Zeolite	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue	$682,947	$671,825	$11,122	1.7%
Cost of sales	(891,339)	(1,022,195)	130,856	-12.8%
Gross profit (loss)	(208,392)	(350,370)	141,978	-40.5%
Total operating expenses	(194,279)	(29,051)	(165,228)	568.7%
Income (loss) from operations	(402,671)	(379,421)	(23,250)	6.1%
Total other income (expense)	(2,322)	(2,701)	379	-14.0%
Income tax expense	-	-	-	-
Income (loss) - zeolite	(404,993)	(382,122)	(22,871)	6.0%
Interest expense	3,538	1,049	2,489	237.3%
Income tax expense	-	-	-	-
Depreciation and amortization	95,659	73,194	22,465	30.7%
EBITDA - zeolite	$(305,796)	$(307,879)	$2,083	-0.7%

	For the three months ended
Precious Metals	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue	$399,433	$-	$399,433	n/a
Cost of sales	(5,854)	(5,854)	-	-
Gross profit (loss)	393,579	(5,854)	399,433	-6823.2%
Total operating expenses	-	-	-	-
Income (loss) from operations	393,579	(5,854)	399,433	-6823.2%
Total other income (expense)	-	-	-	-
Income (loss) - precious metals	393,579	(5,854)	399,433	-6823.2%
Interest expense	-	-	-	-
Depreciation and amortization	5,854	5,854	-	-
EBITDA - precious metals	$399,433	$-	$399,433	n/a

	For the three months ended
Consolidated	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue	$2,421,020	$2,063,558	$357,462	17.3%
Cost of sales	(1,995,252)	(1,805,150)	(190,102)	10.5%
Gross profit	425,768	258,408	167,360	64.8%
Total operating expenses	(1,270,811)	(622,139)	(648,672)	104.3%
Income (loss) from operations	(845,043)	(363,731)	(481,312)	132.3%
Total other income (expense)	161,946	178,946	(17,000)	-9.5%
Income tax expense	-	-	-	-
Income (loss) - consolidated	(683,097)	(184,785)	(498,312)	269.7%
Interest expense	3,538	2,175	1,363	62.7%
Income tax expense	-	-	-	-
Depreciation and amortization	119,584	93,424	26,160	28.0%
EBITDA - consolidated	$(559,975)	$(89,186)	$(470,789)	527.9%

EBIDTA from continuing operations by segment for the nine months ended September 30, 2024 and 2023 was as follows:

	For the nine months ended
Antimony	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue	$5,381,803	$4,356,077	$1,025,726	23.5%
Cost of sales	(3,160,420)	(3,345,673)	185,253	-5.5%
Gross profit	2,221,383	1,010,404	1,210,979	119.9%
Total operating expenses	(2,752,830)	(1,296,290)	(1,456,540)	112.4%
Income (loss) from operations	(531,447)	(285,886)	(245,561)	85.9%
Total other income (expense)	481,713	573,077	(91,364)	-15.9%
Income tax expense	-	-	-	-
Income (loss) - antimony	(49,734)	287,191	(336,925)	-117.3%
Interest expense	-	3,843	(3,843)	-100.0%
Income tax expense	-	-	-	-
Depreciation and amortization	54,107	41,056	13,051	31.8%
EBITDA - antimony	$4,373	$332,090	$(327,717)	-98.7%

	For the nine months ended
Zeolite	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue	$2,280,338	$1,941,009	$339,329	17.5%
Cost of sales	(2,730,894)	(2,136,473)	(594,421)	27.8%
Gross profit (loss)	(450,556)	(195,464)	(255,092)	130.5%
Total operating expenses	(531,876)	(224,710)	(307,166)	136.7%
Income (loss) from operations	(982,432)	(420,174)	(562,258)	133.8%
Total other income (expense)	(7,020)	(6,323)	(697)	11.0%
Income tax expense	-	-	-	-
Income (loss) - zeolite	(989,452)	(426,497)	(562,955)	132.0%
Interest expense	5,630	4,782	848	17.7%
Income tax expense	-	-	-	-
Depreciation and amortization	268,547	189,263	79,284	41.9%
EBITDA - zeolite	$(715,275)	$(232,452)	$(482,823)	207.7%

	For the nine months ended
Precious Metals	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue	$404,049	$242,433	$161,616	66.7%
Cost of sales	(17,563)	(17,563)	-	-
Gross profit	386,486	224,870	161,616	71.9%
Total operating expenses	-	-	-	-
Income (loss) from operations	386,486	224,870	161,616	71.9%
Total other income (expense)	-	-	-	-
Income (loss) - precious metals	386,486	224,870	161,616	71.9%
Interest expense	-	-	-	-
Depreciation and amortization	17,563	17,563	-	-
EBITDA - precious metals	$404,049	$242,433	$161,616	66.7%

	For the nine months ended
Consolidated	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue	$8,066,190	$6,539,519	$1,526,671	23.3%
Cost of sales	(5,908,877)	(5,499,709)	(409,168)	7.4%
Gross profit	2,157,313	1,039,810	1,117,503	107.5%
Total operating expenses	(3,284,706)	(1,521,000)	(1,763,706)	116.0%
Income (loss) from operations	(1,127,393)	(481,190)	(646,203)	134.3%
Total other income (expense)	474,693	566,754	(92,061)	-16.2%
Income tax expense	-	-	-	-
Income (loss) - consolidated	(652,700)	85,564	(738,264)	-862.8%
Interest expense	5,630	8,625	(2,995)	-34.7%
Income tax expense	-	-	-	-
Depreciation and amortization	340,217	247,882	92,335	37.2%
EBITDA - consolidated	($306,853)	$342,071	($648,924)	-189.7%

Capital Resources and Liquidity:

Working Capital of Continuing Operations:	September 30, 2024	December 31, 2023
Current assets	$14,927,043	$13,709,251
Current liabilities	(2,255,969)	(746,170)
Working capital	$12,671,074	$12,963,081

	For the nine months ended
CASH FLOWS OF CONTINUING OPERATIONS	September 30, 2024	September 30, 2023
Net cash provided (used) by operating activities	$884,032	($695,732)
Net cash provided (used) by investing activities	141,708	(1,337,398)
Net cash used by financing activities	(71,139)	(857,779)
Net cash provided (used) by continuing operations	$954,601	$(2,890,909)

Cash flow provided by operating activities improved by $1,579,764 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to good working capital management, which includes improved collections on receivables, better management of vendor payments, increased payments of compensation in stock, and maintaining a lower amount due on royalties. The increased vendor payables balance at September 30, 2024 as compared to December 31, 2023 was mainly due to a vendor that had extensive deliveries later in the third quarter of 2024.

Cash flow used by investing activities improved by $1,479,106 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to less fixed asset purchases and the sale of our personal residence. See Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Cash flow used by financing activities improved by $786,640 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to the payment of a dividend of $787,730 on January 25, 2023 to the holders of 1,692,672 shares of Series D Preferred stock.

Our mission is to service our employees, customers, and vendors well and grow our business profitably both organically and through strategic acquisitions and partnerships to increase shareholder value. The Company is focused on generating positive cash flow to fund its mission. One method of improving positive cash flow has been through our review of each segment’s operations and financial results to make informed decisions that benefit the Company overall. An example of the results of our review relates to USAMSA. Our USAMSA subsidiary has generated cumulative losses since inception. Therefore, we shut down the operations of USAMSA on March 11, 2024.

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

The Company could also receive funds from the U.S. Government for initiatives related to antimony, zeolite, and other minerals. However, there is no assurance that U.S. Government funding will be able accessible to the Company.

We may use cash to acquire businesses. The nature of these investments and transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

As of September 30, 2024, the Company had cash and cash equivalents of $12,969,132. We intend to fund our cash requirements with our cash and cash equivalents, cash generated from our operations, and capital raised from various investment vehicles and believe cash from these sources are sufficient to cover our requirements for the next 12 months.

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

Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external accounting and legal professionals. The Company is reviewing various plans to strengthen its internal controls. These plans are ongoing and include: (i) reviewing various software packages to determine if it can reduce hours spent by personnel in the accounting department by automating manual processes, (ii) determining whether controls can be implemented to mitigate segregation of duties issues, (iii) hiring additional accountants to improve our segregation of duties controls, (iv) designing controls to formalize roles and responsibilities, and (v) designing certain entity-level controls to support the control environment.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2024 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION.

The information set forth below is included herein for the purpose of providing disclosure under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K.

On November 12, 2024, the Company entered into a Sales Agreement with A.G.P./Alliance Global Partners to sell shares of our common stock, par value $0.01 per share, from time-to-time through an “at the market offering” program under which A.G.P./Alliance Global Partners will act as our sales agent (“Sales Agent”).

Under the Sales Agreement, we will set the parameters for the sale of shares of our common stock, including (i) the maximum number or amount of shares to be sold, (ii) the time period during which sales may be made, (iii) any limitation on the number or amount of shares that may be sold in any one trading day and (iv) any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, the Sales Agent may sell shares of our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Sales Agent will use commercially reasonable efforts in conducting such sales activities consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NYSE American. We made certain customary representations, warranties and covenants to the Sales Agent in the Sales Agreement, and we agreed to customary indemnification and contribution obligations, including with respect to liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. The Sales Agreement may be terminated by us or the Sales Agent for any or no reason upon five days’ prior notice.

Under the Sales Agreement and in our sole discretion, we may issue and sell from time-to-time shares of our common stock. We have no obligation to sell any shares under the Sales Agreement, and we may suspend solicitation and offers under the Sales Agreement for any reason in our sole discretion. We agreed to pay the Sales Agent a commission equal to up to 3.0% of the gross proceeds from the sales of shares pursuant to the Sales Agreement.

Any shares of our common stock sold under the Sales Agreement will be issued pursuant to our shelf registration statement on Form S-3, as amended (File No. 333-262206) (“Registration Statement”), and the base prospectus included therein, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on January 14, 2022 and declared effective by the SEC on January 31, 2022. A prospectus supplement relating to the offering of shares of our common stock under the Sales Agreement will be filed with the SEC on November 12, 2024.

The foregoing description of terms and conditions of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 1.1 to this Quarterly Report on Form 10-Q and incorporated by reference into this Item 5. The provisions of the Sales Agreement, including the representations and warranties contained therein, are not for the benefit of any party other than the parties to the agreement and are not intended as documents for investors and the public to obtain factual information about our current state of affairs. For such information, investors and the public should look to the disclosures contained in our reports to and other filings with the SEC.

The legal opinion of Hall Booth Smith, P.C. relating to the shares of our common stock that may be offered and sold pursuant to the Registration Statement and the Sales Agreement is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS.

Exhibit No.	Description
1.1 *	Sales Agreement between United States Antimony Corporation and A.G.P./Alliance Global Partners, dated November 12, 2024.
3.1	Third Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on August 5, 2024).
3.2	First Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2024).
4.1 *	Description of Securities
5.1 *	Opinion of Hall Booth Smith, P.C.
23.1 *	Consent of Hall Booth Smith, P.C. (included in Exhibit 5.1).
31.1a *	Rule 15d-14(a) Certification by Co-Principal Executive Officer.
31.1b *	Rule 15d-14(a) Certification by Co-Principal Executive Officer.
31.2 *	Rule 15d-14(a) Certification by Principal Financial Officer.
32.1 *	Section 1350 Certification of Co-Principal Executive Officers and Principal Financial Officer.
95 *	Mine Safety Disclosure.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

  _____________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION

Date: November 12, 2024	By:	/s/ Gary C. Evans
Gary C. Evans
Co-CEO and Chairman of the Board (co-principal executive officer)

Date: November 12, 2024	By:	/s/ Lloyd Joseph Bardswich
Lloyd Joseph Bardswich
Co-CEO and Director (co-principal executive officer)

Date: November 12, 2024	By:	/s/ Richard R. Isaak
Richard R. Isaak
SVP, Chief Financial Officer (principal financial officer)

