Form 10-K
period 2024-12-31
UNITED STATES ANTIMONY CORP
filed 2025-03-20
CIK 101538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________ to______________

Commission file number: 001-08675

UNITED STATES ANTIMONY CORPORATION
(Exact name of registrant as specified in its charter)

Montana	81-0305822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4438 W. Lover’s Lane, Unit 100, Dallas, TX	75209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (406) 606-4117

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	UAMY	NYSE American

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

As of June 28, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $36,025,371, determined using the per share closing price of $0.34 on the NYSE American exchange on June 28, 2024. Common stock held by each executive officer and director has been excluded from this aggregate market value.

The number of shares outstanding of the registrant’s common stock as of March 14, 2025 was 114,632,369.

UNITED STATES ANTIMONY CORPORATION

INDEX TO THE FORM 10-K

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Readers should note that, in addition to the historical information contained herein, this Annual Report and the exhibits attached hereto contain “forward-looking statements” within the meaning of, and intended to be covered by, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon current expectations and beliefs concerning future developments and their potential effects on United States Antimony Corporation (“US Antimony,” “USAC,” and the “Company”) including matters related to the Company's operations, pending contracts and future revenues, financial performance, and profitability, ability to execute on its increased production and installation schedules for planned capital expenditures, and the size of forecasted deposits. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which they are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. The reader is cautioned not to put undue reliance on these forward-looking statements, as these statements are subject to numerous factors and uncertainties.

Any statement that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes,” “expects” or “does not expect,” “is expected,” “outlook,” “anticipates” or “does not anticipate,” “plans,” “estimates,” “forecast,” “project,” “pro forma,” or “intends,” or stating that certain actions, events or results “may” or “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made and are subject to assumptions and uncertainties. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks related to:

•	The Company’s properties being in the exploration stage;
•	Macroeconomic factors and tariffs;
•	Continued operational losses;
•	The mineral operations being subject to government regulation;
•	The Company’s ability to obtain additional capital to develop the Company’s resources, if any;
•	Concentration of customers;
•	Increase in energy costs;
•	Mineral exploration and development activities;
•	Mineral estimates;
•	The Company’s insurance coverage for operating risks;
•	The fluctuation of prices for antimony and precious metals, such as gold and silver;
•	The competitive industry of mineral exploration;
•	The title and rights in the Company’s mineral properties;
•	Environmental hazards;
•	The possible dilution of the Company’s common stock from additional financing activities;
•	Metallurgical and other processing problems;
•	Unexpected geological formations;
•	Global economic and political conditions;
•	Staffing in remote locations;
•	Changes in product costing;
•	Inflation on operational costs and profitability;
•	Competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities);
•	Global pandemics, natural disasters, or civil unrest;
•	Mexican labor and cartel issues regarding safety and organized control over our properties;
•	The positions and associated outcomes of Mexican and other taxing authorities;
•	Cybersecurity and business disruptions;
•	Ineffective use of cash and cash equivalents, including proceeds from stock offerings;
•	Potential conflicts of interest with the Company’s management; and
•	The Company’s common stock.

This list is not an exhaustive list of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors,” “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United States Antimony Corporation disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. The Company advises readers to carefully review this Form 10-K, the exhibits hereto, and the reports and documents incorporated by reference herein and filed with the Securities and Exchange Commission (the “SEC”).

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

As used in this Annual Report, the terms “we,” “us,” “our,” “United States Antimony Corporation,” “US Antimony,” “USAC,” and the “Company,” mean United States Antimony Corporation and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

PART I

Item 1. Business.

Overview

United States Antimony Corporation’s (“US Antimony,” “USAC,” the “Company,” “we,” “us,” and “our,”) principal business is in the processing and sale of antimony and precious metals, primarily gold and silver, at its facilities located in Montana and Mexico, and the mining, processing, and sale of zeolite at its facility located in Idaho. The Company acquired mining claims and leases located in Alaska and Ontario, Canada in 2024 that could expand its operations as well as its product offerings.

Antimony and zeolite are minerals that are included in many products that are used every day. USAC can provide these minerals in a form that can be used in these products.

Antimony is used in many products as a fire-retardant and a primer and is on the Critical Minerals List of the U.S. Government. Antimony mined from the ground, which is called antimony ore or ore, is typically not salable as a finished product primarily due to impurities in the ore, the ore size not being compatible with its intended use, and the percentage of antimony contained in the ore being too low. We process ore to remove impurities, refine the size, and increase the percentage of antimony contained in the ore to approximately 70% to make the finished product called antimony trisulfide, to approximately 83% to make the finished product called antimony oxide, and to approximately 99.65% to make the finished product called antimony metal. Antimony trisulfide, oxide, and metal can be sold as finished products to companies in many industries as well as government agencies. Antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Antimony metal is used in bearings, storage batteries, and ordnance. Antimony trisulfide is used as a primer in ammunition. The ore we purchase for our facility located in Montana contains antimony, gold, and silver. Our Montana facility processes this ore and sells the gold and silver to the company who sold us this ore, which represents all our precious metals sales, and sells the antimony to other companies in various industries. Our Mexico facilities have been processing ore primarily into antimony metal.

The Company was formed in Montana in 1970 not only to process antimony ore but also to mine antimony ore. However, antimony mining ceased in the U.S. in the 1980’s, including our antimony mining in Montana, due to a significant increase of less expensive antimony ore being imported into the United States. Since then, the Company continued to process ore sourced from foreign suppliers at its facility in Montana. The Company also processes antimony ore at its two facilities located in Mexico, which are included in the Company’s subsidiary, US Antimony de Mexico, S.A. de C.V. (“USAMSA”), that it formed in Mexico in 1998. The Company formed another subsidiary, Antimonio de Mexico, S.A. de C.V. (“ADM”), in Mexico in 2005 to explore and develop antimony and precious metal deposits in Mexico. Our Los Juarez mining claims and concessions in Mexico are included in ADM. Currently, the Company has no active operations in Los Juarez, Mexico.

Zeolite is used in many products as filtration. The Company mines, processes, and sells zeolite at its facility located in Idaho, which is included in the Company’s subsidiary, Bear River Zeolite Company (“BRZ”), that it formed in Idaho in 2000. Zeolite can be used for water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, soil amendment and fertilizer, and other miscellaneous applications. The Company is in the process of completing a technical report summary documenting the estimate of total mineral resources and reserves associated with the zeolite mine under lease. The Company has completed test hole drilling and retained a qualified third-party expert to issue the report. Given the environmental disturbance related to mining, we work with government agencies to comply with environmental regulations and health and safety standards and strive to grow responsibly for the health, safety, and protection of our employees and the environment.

In 2024, the Company acquired mining claims and leases in Alaska and Ontario, Canada, which necessitated forming three entities related to the Alaska mining claims, Great Land Minerals, LLC, Denali Minerals, LLC, and Alaska Antimony LLC, and one entity related to the Ontario mining claims and leases, UAMY Cobalt Corporation. We expect these mining claims and leases will expand the Company’s operations and product offerings. In certain of these areas, the Company intends to start with a geophysics study and a geological, structural, and petrographic study to enable future development with ultimate plans for a comprehensive drilling program. The Company also leased a metals concentration facility with two flotation circuits located in Philipsburg, Montana in 2024 (“Philipsburg Lease”). The Company has no active operations yet in Alaska or Ontario, Canada, nor has any material been processed yet through the metals concentration facility located in Philipsburg, Montana. See Note 14 of the Notes to Consolidated Financial Statements in this Annual Report for further details on the Philipsburg Lease.

Recent Developments

The Company’s USAMSA subsidiary primarily includes two processing facilities, its Madero facility in Parras de la Fuente Coahuila, Mexico and its Puerto Blanco facility in San Luis de la Paz Guanajuato, Mexico. In March 2024, the Company shut down the operations of USAMSA and announced its intent to sell its USAMSA subsidiary. The accounting requirements for reporting USAMSA as a discontinued operation were met in the first quarter of 2024. In December 2024, the Company announced plans to restart its Madero facility in Mexico and made the decision not to sell its USAMSA subsidiary because of substantially increased demand and market price for antimony. Therefore, the Company reclassified its USAMSA subsidiary’s assets and liabilities in its Consolidated Balance Sheets and related Notes to Consolidated Financial Statements from its presentation in the interim quarterly financial statements for the quarterly periods ended March 31, 2024, June 30, 2024, and September 30, 2024 to held-and-used for all periods presented in this Annual Report. Also, the Company reported its USAMSA subsidiary’s operations in continuing operations in its Consolidated Statements of Operations, Consolidated Statements of Cash Flows, and related Notes to Consolidated Financial Statements for all periods presented in this Annual Report.

In 2025, the Company: i) executed an option agreement to acquire mining claims in the Fairbanks District of Alaska, ii) executed an agreement to extend ore supply for its Montana smelting facility, iii) extended its existing mineral property lease in Preston, Idaho, for an additional 10 years, iv) modified the terms and conditions of the existing property lease in Philipsburg, Montana, which substantially reduced and deferred future monthly payments specifically in calendar year 2025, v) purchased a personal residence in Thompson Falls, Montana for a key employee required to transfer and move to that location, vi) sold shares of its common stock, and vii) received proceeds from the exercise of warrants. See Note 14 of the Notes to Consolidated Financial Statements in this Annual Report for further details on these developments.

Products, Markets, and Segments

Our products consist primarily of the following:

•	Antimony: includes antimony oxide, antimony metal, and antimony trisulfide;

•	Zeolite: includes coarse and fine zeolite crushed in various sizes; and

•	Precious metals: includes refined and unrefined gold and silver.

All sales of antimony, zeolite, and precious metals products are to customers in the United States, Mexico, and Canada.

The Company is organized and managed in two reportable segments, antimony and zeolite. Our Montana facility processes ore containing antimony and precious metals, which are gold and silver. The gold and silver in this ore represent all precious metals processing and sales for the Company. However, our ore processing costs related to antimony, gold, and silver cannot be separated between antimony and precious metals. Therefore, our precious metals operations and financial results are included in our antimony segment. Also, the Company has no active operations yet at Los Juarez, Mexico, Ontario, Canada, and Alaska, nor at its leased facility in Philipsburg, Montana. Therefore, the Company has not included these locations in a reportable segment, but rather in its “All Other” category for segment reporting. See further description of the Company’s segments in Note 13 of the Notes to Consolidated Financial Statements in this Annual Report.

Antimony Segment

Our antimony segment consists of:

•	Our facility located in the Burns Mining District of Sanders County in Montana that processes ore primarily into antimony oxide, antimony metal, antimony trisulfide, and precious metals, and
•	Our two facilities in our USAMSA subsidiary located in Mexico that process ore primarily into antimony metal and a lower grade of antimony oxide.

We estimate, but have not independently confirmed, that our present share of the domestic and international markets for antimony oxide products is around 4% and less than 1%, respectively.

Uses of Our Antimony Products

Antimony oxide is a fine, white powder that is used in conjunction with a halogen to form a synergistic flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper. Antimony oxide is also used as a color fastener in paint and as a phosphorescent agent in fluorescent light bulbs. Antimony metal is used in bearings, storage batteries and ordnance. Antimony trisulfide is used as a primer in ammunition. The precious metals processed in Montana include gold and silver.

Ore Supply

Our Montana facility purchases ore primarily from one supplier in Canada. The Company renewed its annual contract with this supplier and will continue to purchase ore from this supplier for calendar year 2025. See Note 14 of the Notes to Consolidated Financial Statements in this Annual Report for further details on this contract renewal. The ore purchased from this supplier in Canada contains antimony, gold, and silver. Therefore, the metallurgical techniques employed by our Montana facility for the recovery of antimony from this ore are altered to also recover the gold and silver. After the gold and silver are recovered, our supplier of ore in Canada purchases the gold and silver back from the Company. The sales of gold and silver are intermittent throughout the year. Our Mexico facilities did not renew their contract with their ore supplier in 2023 and were shut-down for most of 2024. However, the Company contracted with two new ore suppliers who will each supply ore to our Madero facility in Mexico in 2025. These two suppliers will deliver additional ore if their initial deliveries are acceptable, which will expand our ore supply base and lessen our dependence on any one supplier.

We have relied on sources outside the U.S. for antimony ore since 1983, and there are risks of interruption in procurement from these sources and volatile changes in world market prices for these materials that are not controllable by us. As a result, we continue to actively pursue additional domestic and foreign sources for antimony ore that are economically profitable. In addition, we purchased some mining claims in Alaska and Ontario, Canada in 2024 with the goal of owning our ore supply of antimony and other minerals. The purchase of antimony ore is technically complex and there are complicating factors with each purchase, some of which include the contents of the ore, the performance of the ore during our processing, the amount of ore that can be supplied monthly, and the country’s laws and regulations. Our purchasing consequently requires specificity regarding supply agreements, credit support, etc. and is tailored accordingly to specific suppliers.

Competitive Advantage

We believe we have a competitive advantage due to the following:

•	We are the only U.S. domestic processor of antimony products.

•	We can process ore quickly and have minimal shipping time to domestic customers.

•	We have a reputation for quality products delivered on a timely basis.

•	We have the only operating, permitted antimony smelter located in the U.S.

•	Our smelter in Coahuila, Mexico is the largest operating smelter for the processing of antimony products in Mexico.

Antimony Sales

Following is a schedule of our antimony sales for the years ended December 31, 2024 and 2023 and the related change from the prior year:

Year	Antimony Sales ($) (a)	$ ∆ from prior year (a)	Antimony Pounds Sold (a)	LBS ∆ from prior year (a)	Average Sales Price/Pound Sold	Price ∆ from prior year
2024	$11,102,573	$5,198,093	1,459,557	373,381	$7.61	$2.17
2023	$5,904,480	$(1,727,190)	1,086,176	(307,860)	$5.44	$(0.03)

(a)

Revenue from sales of gold and silver totaled $525,087 and $326,496 and revenue from sales of antimony ore and concentrates totaled $368,627 and $nil for the years ended December 31, 2024 and 2023, respectively, which are excluded from Antimony Sales in the chart above but included in the antimony segment. Antimony Pounds Sold in the chart above excludes the pounds sold related to gold, silver, and ore and concentrates for both years presented.

Antimony Price Fluctuations

We report our average antimony sales price per pound using antimony sales from our antimony products. However, our sales and operating results from our antimony products have been and will continue to be tied to the Rotterdam antimony market price, which has fluctuated widely over the past several years. The Rotterdam average market price per pound of antimony was $10.44 in 2024 and $5.50 in 2023.

The market price of antimony is determined by several variables out of our control. These variables include the available supply of ore, the availability of processing facilities, the availability and price of imported antimony metal, the quantity of new antimony metal supply, and industrial demand for antimony metal. If the antimony market price declines and remains depressed, our revenues and profitability may be adversely affected, especially during the time when the market price is declining.

Zeolite Segment

Our zeolite segment includes our vertically integrated Bear River Zeolite (“BRZ”) facility located in Preston, Idaho that mines, processes, and sells zeolite. Our zeolite has been used for many purposes including water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, soil amendment and fertilizer, and other miscellaneous applications.

BRZ has a lease with Zeolite, LLC that entitles BRZ to surface mine and process zeolite on property in Preston, Idaho, in exchange for an annual payment and a royalty payment, which is based on the amount of zeolite shipped from the leased property (“BRZ Lease”). The BRZ Lease was recently extended and now ends on December 31, 2034. See Note 14 of the Notes to Consolidated Financial Statements in this Annual Report for further details on the BRZ Lease. BRZ pays two other royalties on the sale of zeolite products. In addition, BRZ can surface mine and process zeolite on property owned by the U.S. Bureau of Land Management that is located adjacent to the Company’s Preston, Idaho property after obtaining required permits.

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

Concentration of Sales

During the years ended December 31, 2024 and 2023, customers accounting for 10% or more of the Company’s sales included the following:

	For the years ended
	December 31, 2024	December 31, 2023
Customer A revenue	$4,389,735	$1,548,283
Customer B revenue	1,998,589	1,451,950
Customer C revenue	-	1,037,307
Total	$6,388,324	$4,037,540
Total customer revenue as a % of total Company revenues	43%	46%

Regulatory Matters

We are subject to the requirements of the Federal Mining Safety and Health Act of 1977, the Occupational Safety and Health Administration’s regulations, the states of Montana and Idaho, federal and state health and safety statutes and Sanders County, Montana and Franklin County, Idaho health ordinances, as well as various governmental agencies in Mexico. We also must obtain and maintain various licenses and permits from various governmental agencies to operate our mines and plants and to conduct exploration. The following is a summary of governmental regulation compliance areas which we believe are significant to our business and may have a material effect on our consolidated financial statements, earnings and/or competitive position, although other regulations could be issued and/or become more material to our business and have a material effect on our consolidated financial statements, earnings and/or competitive position.

Health and Safety

We are subject to the regulations of the Mine Safety and Health Administration (“MSHA”) in the United States and the Mexico Ministry of Economy and Mining in Mexico. We work with these agencies to address issues outlined in any inspection or review and to ensure compliance. Achieving and maintaining compliance with regulations will be challenging and may increase our operating costs.

Licenses, Permits and Claims/Concessions

We are required to obtain various licenses and permits to operate our mine and conduct exploration and reclamation activities. Targets at our Los Juarez exploration project in Mexico can only be developed if we are successful in obtaining the necessary permits. In addition, our operations and exploration activities in the United States, Canada, and Mexico are conducted pursuant to claims, concessions, or permits granted by the host government, and are subject to claims renewal and minimum work commitment requirements, which are subject to certain political risks associated with foreign operations.

Environmental

Our operations are subject to various environmental laws and regulations in the United States, Canada, and Mexico. Compliance with environmental regulations, and litigation based on environmental laws and regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities. Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. We have about $100,000 of financial assurances, primarily in the form of surety bonds, for reclamation company-wide.

Our exploration, development and production programs conducted in the United States are subject to local, state and/or federal regulations regarding environmental protection. Some of our production and mining activities are conducted on public lands. The U.S. Forest Service extensively regulates mining operations conducted in National Forests. Department of Interior regulations cover mining operations carried out on most other public lands. All operations by us involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by federal, state and local governmental authorities. We may be required to prepare and present data to these regulatory authorities pertaining to the effect or impact that any proposed exploration for, or production of, minerals may have upon the environment. Any changes to our reclamation and remediation plans, which may be required due to changes in state or federal regulations, could have an adverse effect on our operations and cash flow.

We accrue asset retirement obligations based on comprehensive remediation plans approved by the various regulatory agencies in connection with permitting or bonding requirements and based on regulatory requirements. Our accruals are adjusted when revisions to our cost estimates are needed, which could be due to changes to regulatory requirements. When remediation activity physically commences, we refine and revise our estimates of costs required to fulfill future environmental tasks based on contemporaneous cost information, operating experience, and changes in regulatory requirements. When regulatory agencies require additional tasks to be performed in connection with our environmental responsibilities, we evaluate the costs required to perform those tasks and adjust our accrual accordingly. In all cases, our accrual at year-end is based on the best information available at that time to calculate our asset retirement obligations.

Retirement and Reclamation Obligations related to our Antimony and Zeolite Segments

We accrued for the retirement obligations at our closed antimony mine and mill (“the Stibnite Hill Mine Site”) and at our active smelter and precious metals plant, all of which are in the Burns Mining District of Sanders County, Montana. We are under the regulatory jurisdiction of the U.S. Forest Service and subject to the operating permit requirements of the Montana Department of Environmental Quality. Some reclamation activities have been performed under the supervision of the U.S. Forest Service and Montana Department of Environmental Quality.

We accrued for the retirement obligations in Mexico. These obligations are under The Secretary of Environment and Natural Resources (“SEMARNAT”) and The Federal Attorney for Environmental Protection (“PROFEPA”) based on the Program for Environmental Vigilance (“PVA”).

We accrued for the retirement obligation for BRZ in Idaho based on the retirement requirements of BRZ’s lease with Zeolite LLC and the regulatory authorities.

Changes in rules or regulations of these or other agencies could have a material adverse impact on our obligations and therefore on our accrual for these obligations.

Competition

We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties and for equipment and labor related to exploration and development of mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources. Accordingly, competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary to develop our mineral properties.

We provide no assurance we will be able to effectively compete in any of our business areas with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on the business, financial condition and operating results.

Employees

As of December 31, 2024, we employed 60 full-time employees and 2 part-time employees, most of which are located in Montana, Idaho, and Mexico. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement.

Intellectual Property

We hold no material patents, licenses, franchises or concessions. However, we consider our antimony processing facilities proprietary in nature.

Available Information

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

We have experienced a loss from operations in all but one of the prior six fiscal years. We may continue to experience losses in the future. Many of the factors affecting our operating results are beyond our control, including, but not limited to, the volatility of metals prices; ore supply; smelter terms; rock and soil conditions; seismic events; natural disasters; availability of hydroelectric power; diesel fuel prices; interest rates; foreign exchange rates; global or regional political or economic policies; inflation; availability and cost of labor; economic developments and crises; governmental regulations; continuity of orebodies; ore grades; recoveries; performance of equipment; pandemics; global conflicts; price speculation by certain investors; and purchases and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot assure you that we will not experience net losses in the future. Continued losses may have an adverse effect on our cash and cash equivalents balance and liquidity, require us to curtail certain activities and investments, or may require us to raise additional capital or sell assets.

Macroeconomic factors, including inflation, high interest rates, recession risks, unemployment rates, rising labor and utility costs, fiscal policy, tariffs, geopolitical events and risks, climate-related and other environmental, social, and governance related risks, and the effects of the health pandemics, have caused downturns in key markets and created other commercial disruptions, which have and could further adversely impact our businesses.

Many macroeconomic factors affect our business and the industries and companies that purchase our products. As a result, these macroeconomic factors have and could cause further changes to demand for our products. These factors include, among others: (i) inflation; (ii) high interest rates; (iii) recession risks; (iv) rising labor and utility costs; (v) disruptions to supply chains; (vi) fiscal policy risks, including tariffs, import duties, and other similar charges, (vii) geopolitical events and risks, (viii) interruptions of international and regional commerce; (ix) climate-related and other environmental, social, and governance related risks; and (x) the effects of health pandemics. Tariffs imposed on imports into the United States from Canada, Mexico, or other countries, and reciprocal tariffs, could significantly increase the cost of our products, which could significantly lower our sales if our customers are unable or unwilling to purchase our products at a higher price, which could have a material adverse impact on our results and financial condition. Also, price erosion may occur as competitors become more aggressive in pricing practices. To the extent that these and other factors increase our costs and/or reduce demand for our products and/or increase competition, which effects our relationship with our customers and vendors, our business, financial position, results of operations and cash flows could be materially adversely impacted.

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

We have broad discretion in the use of our cash and cash equivalents, including the net proceeds we receive from stock offerings, and may not use them effectively.

Our management has broad discretion to use our cash and cash equivalents, including proceeds received from stock offerings, to fund our operations and could spend these funds in ways with which you may not agree or in ways which do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business and cause the price of our common stock to decline. Pending their use to fund our operations, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

Metal market prices are volatile, including the antimony metal market price. A substantial and/or extended decline in metals prices, and specifically the antimony market price, would have a material adverse effect on us, especially during the time period that the antimony market price was declining.

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

These factors are beyond our control and are difficult to predict. If the market prices for these metals and products fall below our production, exploration or development costs for a sustained period of time, we may experience significant losses and may have to discontinue exploration, development, and/or operations, and may incur asset write-downs at one or more of our properties.

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

Our profitability is sensitive to the costs of commodities, such as fuel, coal, and sodium carbonate, which have experienced price volatility historically. Material increases in these and other commodity costs could have a significant effect on our results of operations and financial condition.

We are subject to the risk of fluctuations in the relative values of the U.S. and Canadian Dollar and Mexican Peso.

We may be adversely affected by foreign currency fluctuations. Certain of our assets are located in Mexico.  Our expenses relative to our Mexico assets, and, in certain cases, those assets themselves may be denominated in Mexican Pesos. Fluctuations in the exchange rates between the U.S. Dollar and the Mexican Peso may therefore have a material adverse effect on the Company’s financial results.  Mexico has experienced periods of significant inflation.  If Mexico experiences substantial inflation in the future, the Company’s costs in peso will increase significantly, subject to movements in applicable exchange rates. Also, we sell zeolite to customers in Canada in Canadian dollars. Significant fluctuations in the exchange rates between the U.S. Dollar and the Canadian Dollar may therefore have a material adverse effect on the Company’s financial results and cash flow.

Our liabilities for environmental reclamation and retirement and safety may exceed the amounts accrued on our financial statements.

Our research, development, manufacturing and production processes involve the controlled use of hazardous materials, and we are subject to various environmental and occupational safety laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and some waste products. The risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result and any liability could exceed our financial resources. We also have ongoing reclamation and retirement projects at our facilities. Adequate financial resources may not be available to ultimately finish the reclamation and retirement activities if changes in environmental laws and regulations occur, and these changes could adversely affect our cash flow and profitability. We do not have environmental liability insurance now, and we do not expect to be able to obtain insurance at a reasonable cost. The range of reasonably possible losses from our exposure to environmental liabilities in excess of amounts accrued to date cannot be reasonably estimated at this time. If we incur liabilities for environmental damages while we are uninsured, it could have a significant adverse effect on our financial condition and results of our operations.

Our accounting and other estimates may be imprecise.

Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

•	mineral reserves, resources, and exploration targets that are the basis for future income and cash flow estimates and units-of-production depreciation, depletion and amortization calculations;

•	environmental reclamation and asset retirement obligations;

•	permitting and other regulatory considerations;

•	asset impairments;

•	value of mineral claims;

•	asset valuations;

•	future foreign exchange rates, inflation rates and applicable tax rates;

•	reserves for contingencies and litigation; and

•	deferred tax asset and liability valuation allowances.

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

Mining is a business that by its nature is speculative. The Company is in the process of completing a technical report summary documenting the estimate of total mineral resources and reserves associated with the zeolite mine under lease. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs. If we are unable to extract zeolite at a profit, our zeolite business could fail.

We are substantially dependent on one supplier in Canada that supplies the majority of the ore we process and sell to our antimony customers. A decrease in the supply or an increase in the cost of this supplier’s ore could have a material adverse effect on our business, results of operations, and financial condition.

Historically, we have received most of our ore supply for antimony from one supplier in Canada. Because of this concentration of supply with one supplier, a decrease in ore from this supplier or an increase in the cost of this supplier’s ore could have a material adverse effect on our business, results of operations, and cash flow.

We are substantially dependent on a lease agreement related to the property that we mine, process, and sell zeolite. Changes to this lease agreement could have a material adverse effect on our business, results of operations, and financial condition.

We have renewed this lease agreement related to our BRZ business periodically with minor changes to the terms and conditions in the past. However, changes to this lease agreement or the inability to renew this lease agreement could have a material adverse effect on our business, results of operations, and cash flow.

We are substantially dependent on a few significant customers, and we face significant risks associated with changes in our relationship with these significant customers.

Some of the markets we serve have a limited number of customers. As a result, most of our revenues are concentrated with a limited number of customers. In 2024, our two largest customers accounted for 43% of our consolidated revenues. Additionally, not all our customers make purchases every year. Because of this variability, we believe that comparisons of our operating results in any quarterly period may not be a reliable indicator of future performance.

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

In addition, even if our customers continue to do business with us, we could be adversely effected by a number of other potential developments with our customers. For example:

•	The inability or failure of our customers to meet their contractual obligations could have a material adverse effect on our business, financial position and results of operations.

•

If we are unable to deliver products to our customers in accordance within the timeframe outlined in the order, the revenue associated with that order as well as future orders from that customer may not occur, which could have an adverse effect on the results of our operations and financial condition.

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

In the U.S., our facilities receive all their electricity requirements under market-based electricity contracts. These market-based contracts expose us to price volatility and fluctuations due to factors beyond our control and without any direct relationship to the price of our products. For example, extreme weather events over the past several years across the United States resulted in increases to power prices. More recently, market disruptions in global energy markets related to the war in Ukraine caused significant increases in market-based power prices. Market-based electricity contracts expose us to market price volatility and fluctuations driven by, among other things, coal and natural gas prices, renewable energy production, regulatory changes and weather events, in each case, without any direct relationship to the price of our products. There can be no assurance that our market-based power supply arrangements will result in favorable electricity costs. Any increase in our electricity and other energy prices not tied to corresponding increases in the prices for the commodities we sell could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Any security breach could compromise our network, and the information contained therein could be improperly accessed, disclosed, lost or stolen. Because techniques used to sabotage, obtain unauthorized access to systems or prohibit authorized access to systems change frequently and generally are not detected until successfully launched against a target, we may not be able to anticipate these attacks nor prevent them from harming our business or network. Any unauthorized activities could disrupt our operations and be costly to fix, which could adversely affect our business and operating results.

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

Shares of our common stock are listed on NYSE American. The market price for our common stock has been volatile, sometimes based on:

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

If we were liquidated, holders of our preferred stock would be entitled to receive $750,000 plus any accumulated and unpaid dividends from any liquidation proceeds before holders of our common stock would be entitled to receive any proceeds.

Our Series C preferred stock has a liquidation preference of $0.55 per share or $97,847.

If we were liquidated, holders of our preferred stock would be entitled to receive $97,847 from any liquidation proceeds before holders of our common stock would be entitled to receive any proceeds.

The issuance of additional equity securities in the future could adversely affect holders of our common stock.

The market price of our common stock may be affected by the issuance, exercise, or conversion of preferred stock, options, restricted stock, warrants, convertible debt or other rights to acquire any preferred or common stock. Our Board is authorized to issue additional classes or series of preferred stock without any action on the part of our stockholders. This includes the power to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over common stock with respect to dividends or upon the liquidation, dissolution or winding up of the business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.  Our Board is also authorized to issue additional shares of common stock and rights to acquire common stock.

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

•

a provision that special meetings of stockholders may only be called (i) pursuant to a resolution approved by a majority of our Board or (ii) by the Chairman of the Board or the Secretary of the Company upon the written request or requests of one or more persons that own shares representing at least 25% of the voting power of the stock entitled to vote on the matter or matters to be brought before the proposed special meeting;

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of NYSE American, and other applicable securities rules and regulations. Compliance with these rules and regulations may be difficult, time-consuming, or costly, and compliance may increase demand on processes, systems, and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. Management reviews the Company’s internal control over financial reporting to determine if it is effective. A control deficiency exists when the design, operation, or lack of a control does not allow management or employees to prevent, or detect, and correct, misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As described in “Item 9A. Controls and Procedures” of this Annual Report, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2024 due to material weaknesses in our internal control over financial reporting. We intend to take the necessary steps to remediate these material weaknesses. However, we cannot assure you that we will be successful in implementing effective internal control over financial reporting or that, once successful, such controls will remain effective.

It may require significant resources and management oversight to effectively comply with our regulatory obligations and to avoid future violations. In addition, significant resources and management oversight may also be required to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting. As a result of our efforts to comply with the above rules and regulations, management’s attention may be diverted from other business concerns, which could adversely affect our business, operating results, and financial condition. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses. We may be unable to comply despite such efforts. Any failure to comply with applicable regulations could adversely affect our stock price and our ability to make accurate and timely financial and other disclosures to investors, attract and maintain key personnel and investors, and use our funds for intended purposes. It may also subject us to the risk of litigation or regulatory enforcement actions against us.

We may be unable to comply with NYSE American continued listing standards and our common stock may be delisted from the NYSE American market, which would likely cause the liquidity and market price of the common stock to decline.

Our common stock is currently listed on the NYSE American. We are subject to the continued listing standards of the NYSE American and such exchange will consider suspending dealings in, or delisting, securities of an issuer that does not meet its continued listing standards. To maintain our NYSE American listing, we must maintain certain standards, such as various corporate governance standards as well as minimum levels or values related to share price, shareholders’ equity balance, market capitalization value, and various share distribution levels. In addition to objective standards, the NYSE American may delist the securities of an issuer if it determines that the securities are unsuitable for continued trading, which could be the result if the issuer sells or disposes of principal operating assets, ceases to be an operating company, or discontinues a substantial portion of its operations or business. We may not be able to satisfy these standards and remain listed on the NYSE American, which could adversely affect the market price of our common stock and our ability to raise funds through the sale of our common stock, which could adversely affect our liquidity.

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

U.S. surface and underground mines like those at our Preston Operations are inspected periodically by MSHA, which inspections often lead to notices of violation under the Mine Safety and Health Act. Our facility or mine at Preston Idaho could be subject to a temporary or extended shutdown due to a violation alleged by MSHA. For more information on the status of inspections by MSHA, see Note 11 of the Notes to Consolidated Financial Statements in this Annual Report.

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

In addition to existing regulatory requirements, legislation and regulations may be adopted, regulatory procedures modified, or permit limits reduced at any time, any of which could result in additional exposure to liability, operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties. Mining accidents and fatalities or toxic waste releases, whether at our mines or related to metals mining, may increase the likelihood of additional regulation or changes in law or enhanced regulatory scrutiny. Enforcement or regulatory tools and methods available to regulatory bodies, such as MSHA or the U.S. Environmental Protection Agency (“EPA”), could be used against us or the industry in general and materially adversely affect our financial condition.

From time to time, the U.S. Congress considers proposed amendments to the 1872 Mining Law, which governs mining claims and related activities on federal lands. The extent of any future changes is not known and the potential impact on us because of U.S. Congressional action is difficult to predict. Changes to the 1872 Mining Law, if adopted, could adversely affect our ability to economically develop mineral reserves on federal lands, which could materially adversely affect our financial condition.

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

We are required by U.S. federal and state laws and regulations and by laws and regulations in the foreign jurisdictions in which we operate to reclaim our mining properties. The specific requirements may change and vary among jurisdictions, but they are similar in that they aim to minimize long term effects of exploration and mining and processing disturbance by requiring the control of possible deleterious effluents and re-establishment to some degree of pre-disturbance landforms and vegetation. In some cases, we are required to provide financial assurances as security for reclamation costs, which may exceed our estimates for such costs. Conversely, our reclamation costs may exceed the financial assurances in place and those assurances may ultimately be unavailable to us.

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

Mining Claims may not be feasible or economical.

The Company owns mining claims, however, the mineral resources and reserves contained in these mining claims may not be feasible or economical for mining, development, and production. If not feasible or economical, the Company would have no return on its investment and no owned ore supply from these mining claims, which could have a material adverse effect on the results of its operations and its financial condition.

Artificial intelligence may have a material adverse effect on our business, results of operations, and financial condition.

The advances and increased adoption of artificial intelligence could have significant and far-reaching effects on our business and our industry, which could adversely impact our mining and processing of minerals, the selling of our products, the demand for our products, the pricing of our products, the cost structure of our Company, and our ability to adequately compete in our industry, among other things. As a result, the impact of artificial intelligence could have a material adverse effect on the results of our operations and our financial condition.

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

In addition, public safety organizations in Mexico are under significant stress, because of drug-related violence. This situation creates potential risks, particularly for transportation of minerals and finished products, which may affect a small portion of our production. Drug-related violence has had a limited impact on our operations, as it has tended to concentrate outside of our areas of production. The potential risks to our operations might increase if the violence spreads to our areas of production. We cannot provide any assurance that political developments and economic conditions in Mexico, including any changes to economic policies, changes to government regulations, requirements, and restrictions on VAT refunds, the adoption of other reforms proposed by existing or future administrations in Mexico, or the advent of drug-related violence in the country, will not have a material adverse effect on the price of our securities, our ability to obtain financing, and our results of operations or financial condition.

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

Management and the Company’s third-party information security officer discuss information technology needs and activity and assess and manage material cybersecurity risks and the Company’s practices for the prevention, detection, mitigation, and remediation of cybersecurity incidents, as necessary and appropriate. Our third-party information security officer has 30 years of experience in the IT management field and has consulted with large and mid-size corporations on proper IT processes and security. Our CEO and CFO have managed information technology departments during their careers. Our CFO was trained as an auditor and an information technology auditor at the public accounting firm of Ernst & Young LLP and audited the internal controls, including IT controls, of public companies, information technology departments, and third-party information technology service providers for 12 years.

Item 2. Properties.

The following table provides a summary of the properties we were affiliated with at December 31, 2024:

Segment	Location	Owned or Leased	Mine, Processing Facility, or Warehouse	Active or Inactive	Own Mining Claims	Executed Surface Rights Agreement
Antimony	Sanders County, Montana	Owned	Processing Facility	Active	n/a	n/a
Antimony	Madero in Coahuila, Mexico	Owned	Processing Facility	Active	n/a	n/a
Antimony	Puerto Blanco in Guanajuato, Mexico	Owned	Processing Facility	Active	n/a	n/a
Zeolite	Preston, Idaho	Leased	Mine and Processing Facility	Active	Yes	Yes
Zeolite	Lethbridge, Canada	Leased	Warehouse	Active	n/a	n/a

There are no material encumbrances on any of our properties at December 31, 2024.

DESCRIPTION OF PROPERTIES

Antimony and Precious Metals Facility in Sanders County, Montana

We own 14 acres of land in the Burns Mining District in Sanders County, Montana, where we operate a facility that includes our antimony smelter and precious metals equipment. This facility was built in 1971, started operating in 1972, and is included in our antimony segment. We built the road system, but it was purchased and is currently operated and maintained by the USFS. The antimony smelter includes furnaces of a proprietary design to produce antimony metal, antimony oxide, antimony trisulfide, and various other antimony products. We have 6 operational Small Rotary Furnaces (SRF’s) and 2 operational electric furnaces and have permits for up to 9 SRF’s and 4 electrical furnaces. The SRF’s are used to roast various antimony ore inputs and can produce either finished antimony oxide or finished antimony metal in the form of ingots. The electrical furnaces are used to produce antimony trisulfide. The furnaces are maintained to modern standards. Annual antimony production was approximately 1,296,000 pounds in 2024 and approximately 998,000 pounds in 2023. This plant is also equipped for the treatment and production of precious metals. Annual gold production was approximately 35 ounces in 2024 and approximately 36 ounces in 2023. Annual silver production was approximately 14,600 ounces in 2024 and approximately 21,400 ounces in 2023. We do not mine at this facility but rather process ore into finished products.

This facility is approximately 16 miles west of Thompson Falls on Montana Secondary Highway 471 with GPS coordinates latitude 47.548077 north and longitude 115.591828 west. Our property is approximately 850 feet north-northeast of Prospect Creek in Cox Gulch, which resides in the northern Bitterroot Mountain range. This Highway 471 is asphalt, and the property is accessible by car or truck. There is a smaller airport, Sanders Airport, that is about 2 hours from our property and a major airport in Spokane, WA, that is about two and one-half hours from our property. Our facility is serviced with electricity from Northwestern Energy, and water is pumped from a well. Personnel are sourced from nearby cities like Belknap, Plains, and Missoula. Our facility is considered a large quantity generator (“LQG”) of hazardous waste and must comply with the Montana Hazardous Waste Act, which is regulated by the Montana Department of Environmental Quality (“DEQ”). Following are location maps related to this property:

Properties in Mexico

The Company has two subsidiaries in Mexico, USAMSA and ADM. The USAMSA subsidiary includes the following two antimony and precious metals processing facilities in Mexico, both of which are owned: (1) the Madero facility in Coahuila, Mexico and (2) the Puerto Blanco flotation mill, oxide circuit, and cyanide leach circuit facility in Guanajuato, Mexico. We do not mine at these facilities but rather process ore into finished products. The Los Juarez mining claims and concessions are in Cadereyta de Montes Queretaro, Mexico and are included in our ADM subsidiary. There are presently no active operations at Los Juarez.

Madero Antimony Smelter and Precious Metals Processing Facility in Coahuila, Mexico

The Madero antimony smelter and precious metal processing facility at Estacion Madero, in the Municipio of Parras de la Fuente, Coahuila, Mexico, is included in our antimony segment. Construction started on the property in 2009. The property is about 16 acres with seventeen small rotating furnaces (“SRF’s”) and four large rotating furnaces (“LRF”) with an associated stack and scrubbers. The Madero antimony production is sold as antimony metal or antimony low-grade oxide. In 2019, we completed the installation of a caustic leach circuit to process antimony concentrates from our Puerto Blanco cyanide leach facility containing any precious metals from our Los Juarez property or other sources. Annual antimony finished goods production was 163,788 pounds of antimony metal in 2024 and 88,160 pounds of antimony metal in 2023.

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

Puerto Blanco Flotation Mill and Precious Metals Processing Facility in Guanajuato, Mexico

The Puerto Blanco facility in Guanajuato, Mexico is about 100 acres and is included in our antimony segment. Construction started on the property in 2010. The facility contains a flotation mill and oxide circuit that are used in increasing the concentration of antimony in ore and a cyanide leach circuit this is use in the processing of precious metals.  The flotation mill can be used for the processing of ore from the Company’s mine in Los Juarez and other unrelated third-party properties. An oxide circuit was added to the plant in 2013 and 2014 to mill oxide ores from Los Juarez and other properties. In 2019 a cyanide leach circuit for recovery of precious metals was built and permits were obtained for this circuit. This cyanide leach circuity is not yet in operation and has not been used. Puerto Blanco had no processing in 2024 with its closure for most of 2024, as described in the “Recent Developments” section in this Annual Report, and processed approximately 20,000 pounds of antimony ore in 2023, which contained an average of 25% antimony.

The Puerto Blanco property is approximately 15 kms (about 9.32 mi) north of the city of San Jose Iturbide along state highway 57 in the state of Guanjuato, Mexico with GPS coordinates of 21.07827, -100.54144 and is located approximately 144 kms (about 89.48 mi) from our Los Juarez property. It is accessible by highway to all vehicles. Following are location maps related to this property:

29

Zeolite Mine and Processing Facility in Preston, Idaho

Bear River Zeolite Company (“BRZ”), which represents our Zeolite Segment, has a lease with Zeolite, LLC that entitles BRZ to surface mine and process zeolite on property in Preston, Idaho, in exchange for an annual payment and a royalty payment, which is based on the amount of zeolite shipped from the leased property (“BRZ Lease”). The BRZ Lease ends December 31, 2034. See Note 14 of the Notes to Consolidated Financial Statements in this Annual Report for further details on the BRZ Lease. BRZ pays two other royalties based on the sale of zeolite products. BRZ has all necessary MSHA and operational permits and is regularly inspected by MSHA for compliance with State and Federal requirements. See Note 11 of the Notes to Consolidated Financial Statements in this Annual Report for the status of inspections by MSHA. Annual zeolite production was approximately 11,100 tons in 2024 and approximately 10,100 tons in 2023. In addition, BRZ can surface mine and process zeolite on the 480 acres of property owned by the U.S. Bureau of Land Management and held by our 24, 20-acre Placer claims, that is adjacent to the Company’s Preston, Idaho property, after obtaining required permits.

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

Holders of Record

The approximate number of shareholders of record of our common stock at December 31, 2024 is 23,500. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in street name or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have not declared or paid any cash dividends to our common stockholders during the last five years and do not anticipate paying cash dividends on our common stock in the foreseeable future. Instead, we expect to retain earnings for the operation, improvement, and expansion of our business.

Sales of Unregistered Equity Securities

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2024 is described in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s common stock during the quarter ended December 31, 2024.

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

Overview

United States Antimony Corporation began operations in Montana in January 1970 with an initial strategy centered around antimony mining and processing in Montana. Antimony mining ceased in the U.S. in the 1980’s, including our antimony mining in Montana, due to a significant increase of less expensive antimony ore being imported into the United States. However, the Company continued to process ore sourced from foreign suppliers into antimony oxide, metal, and trisulfide and into precious metals, primarily gold and silver, at its facility in Montana. In the early 2000’s, the Company expanded its footprint with antimony and precious metals operations located in Mexico and zeolite operations located in Idaho. Our zeolite operations are vertically integrated from mining to selling zeolite, which is the Company’s goal for its businesses. Consistent with this strategy of vertical integration, the Company acquired mining claims and leases located in Alaska and Ontario, Canada in 2024 that could expand its operations as well as its product offerings. The Company intends to start with a geophysics study and a geological, structural, and petrographic study to enable future development with plans for a comprehensive drilling program in Alaska and Ontario.

We review our strategic initiatives to ensure an adequate return on our investment. We also review the performance of our reportable segments and the performance of our Company with a focus on generating positive cash flow. A cornerstone of our strategy is the well-being of our employees as they are our most valuable asset. Our mission is to service our employees, customers, and vendors well and grow our business profitably both organically as well as through strategic acquisitions to increase shareholder value. Recently, our Company added some key personnel in the areas of customer service, sales, operations, finance, and plant management, a few new board members, several new business partners, and new mining claims, all of which will help achieve our strategic goals and our mission of attentive service and profitable growth.

Following is selected consolidated financial information:

Consolidated statement of operations information:
	For the years ended
	December 31, 2024	December 31, 2023
Revenues	$14,937,962	$8,693,155
Costs of revenues	11,471,044	12,037,939
Gross profit (loss)	3,466,918	(3,344,784)
Total operating expenses	5,857,730	3,724,217
Loss from operations	(2,390,812)	(7,069,001)
Total other income	660,408	720,714
Income tax expense	-	-
Net loss	$(1,730,404)	$(6,348,287)

Consolidated balance sheet information:
	December 31, 2024	December 31, 2023
Working capital	$16,672,180	$13,178,748
Total assets	$34,642,602	$28,094,995
Accumulated deficit	$(41,149,023)	$(39,418,619)
Total stockholders’ equity	$28,600,673	$25,520,968

Revenues

Revenues increased by $6.2 million, or 72%, in fiscal year 2024 compared to fiscal year 2023 primarily due to:

•	Antimony revenue:

o	34% increase in pounds sold, and
o	40% increase in average sales price per pound.

•	Zeolite revenue:

o	9% increase in tons sold, and
o	9% increase in average sales price per ton.

There was higher demand for antimony products in 2024 compared to 2023 primarily due to a shortage of supply and a shortage of processors, which increased the pounds of antimony we sold in 2024. This higher demand also increased our average sales price per pound in 2024, which is tied to the market price per pound of antimony that averaged $5.50 in 2023 and $10.44 in 2024.

We sold more zeolite in 2024 compared to 2023 as we increased our production reliability and on-hand inventory balance and improved our on-time delivery of product to our customers during 2024. Also, our average sales price per ton increased in 2024 compared to 2023 as our price increase became fully effective in early 2024.

Gross Profit (Loss)

Gross profit was $3.5 million in fiscal year 2024 compared to a gross loss of ($3.3 million) in fiscal year 2023. This increase between the years was primarily due to the following:

•	Higher average sales price of our antimony products in 2024 versus 2023 as described above in the “Revenues” section,
•	Improved antimony plant efficiencies with more antimony volume in 2024 compared to 2023, including efficiencies in the areas of labor, utilities, and supplies,
•	Higher inventory write-downs to net realizable value related to our Mexico operations in 2023 compared to 2024, which was primarily due higher facility processing costs as a result of the low percentage of antimony contained in the ore that was purchased, and
•	Higher reserve in 2023 compared to 2024 on the receivable related to the refund of import value-added tax (“IVA tax” or “VAT”) in Mexico.

Operating Expenses

Operating expense increased by $2.1 million in fiscal year 2024 compared to fiscal year 2023 primarily due to:

•	Increased compensation costs primarily related to the build-out of the Company’s management and operational team to cover our expanded business operations and growth initiatives,
•	Increased project costs in 2024 related to mining claim purchases in Alaska and Ontario, Canada, preparing a mineral resource and reserve report for BRZ, potential acquisitions, and efforts to obtain government funding and sales.
•	Increased non-cash stock compensation expense as the Company issued stock grants in 2024 from an equity incentive plan approved by its shareholders at the end of 2023,
•	Increased board fees in 2024 associated with market pay comparability and adjustments, and
•	Higher costs in Mexico in 2023 versus 2024 related to contractual expenses and asset retirement obligation expenses.

Working Capital

Working capital increased by $3.5 million at December 31, 2024 compared to December 31, 2023 primarily due to increased cash and cash equivalents, partially offset by increased trade payables and accrued liabilities. The increase in cash and cash equivalents was primarily related to proceeds received from the sale of our common stock and the exercise of warrants. Trade payables increased mainly due to the increased cost of antimony ore linked to the increased antimony market price. The increase in accrued liabilities was primarily related to compensation costs incurred but not paid at December 31, 2024 compared to December 31, 2023. The increase in net accounts receivable is primarily due to the increase in our average sales price per pound as it is linked to the increased antimony market price.

Comparison of Financial Information for the years ended December 31, 2024 and 2023

Antimony

Financial and operational antimony metrics for the years ended December 31, 2024 and 2023 were as follows:

	For the years ended
Antimony	December 31, 2024	December 31, 2023	$ Change	% Change
Revenue (a)	$11,102,573	$5,904,480	$5,198,093	88%
Gross profit (loss) (a)	$3,584,349	$(3,072,839)	$6,657,188	217%
Pounds of antimony sold (a)	1,459,557	1,086,176	373,381	34%
Average sales price per pound	$7.61	$5.44	$2.17	40%
Average cost per pound	$5.15	$8.27	$(3.12)	(38)%
Average gross profit (loss) per pound	$2.46	$(2.83)	$5.29	187%

(a)

Revenue from sales of gold and silver totaled $525,087 and $326,496 and revenue from sales of antimony ore and concentrates totaled $368,627 and $nil for the years ended December 31, 2024 and 2023, respectively, which are excluded from Revenue and Gross Profit (Loss) in the chart above but included in the antimony segment. Pounds of Antimony Sold in the chart above excludes the pounds sold related to gold, silver, and ore and concentrates for both years presented.

Antimony revenue increased $5.2 million, or 88%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to higher volume and price, which were both fueled by an increased demand for antimony.

Our average sales price of $7.61 per pound for fiscal year 2024 was lower than the antimony market price of $10.44 per pound for the same period primary due to two factors. First, our sales price per pound related to the processing of customer-owned antimony ore into antimony metal excludes the ore cost and is therefore lower than the antimony market price per pound. Second, our sales price per pound is set when a customer orders product, which can be one to two months prior to the product shipping causing our sales price per pound to be lower than the market price during times of rising market prices.

Gross profit increased $6.7 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to cost efficiencies with higher volume in the current year, a higher average sales price per pound in 2024, and higher inventory write-downs and IVA tax receivable reserves in 2023 related to our Mexico operations.

Zeolite

Financial and operational metrics of our zeolite segment for the years ended December 31, 2024 and 2023 were as follows:

	For the years ended
Zeolite	December 31, 2024	December 31, 2023	$ Change	% Change
Revenue	$2,941,675	$2,462,179	$479,496	19%
Gross profit (loss)	$(642,635)	$(495,981)	$(146,654)	(30)%
Tons of zeolite sold	11,095	10,145	950	9%
Average sales price per ton	$265	$243	$22	9%
Average cost per ton	$323	$292	$31	11%
Average gross profit (loss) per ton	$(58)	$(49)	$(9)	(18)%

Zeolite revenue increased $0.5 million, or 19%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to:

•	The increased tons of zeolite sold, which was primarily due to our ability to deliver customer orders more reliably and more timely, and
•	The increased average sales price per ton, which was mainly related to a price increase that became fully effective in early 2024.

Gross profit decreased by $0.1 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to increased costs related to repairing older machinery and equipment and backup equipment leases, especially during production downtime.

Non-GAAP Financial Measure

In addition to our results determined in accordance with U.S. GAAP, we believe Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”), a non-GAAP financial measure, is a useful measure of our operating performance because it eliminates non-cash expenses that do not reflect our underlying business performance. We use this measure to facilitate a comparison of our operating performance on a consistent basis from period to period and to analyze the factors and trends affecting our business.

EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. GAAP. We believe that the use of EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP.

Our EBITDA was a loss of ($635,788) for the year ended December 31, 2024, as compared to a loss of ($5,387,063) for the year ended December 31, 2023.

EBITDA by segment was prepared using the policies described in Note 13 of the Notes to Consolidated Financial Statements in this Annual Report. EBIDTA by segment for the years ended December 31, 2024 and 2023 was as follows:

Antimony	For the years ended
	December 31, 2024	December 31, 2023	$ Change	% Change
Revenue	$11,996,287	$6,230,976	$5,765,311	93%
Cost of sales	(7,518,224)	(8,977,319)	1,459,095	16%
Gross profit	4,478,063	(2,746,343)	7,224,406	263%
Total operating expenses	(3,500,936)	(3,111,946)	(388,990)	-12%
Income (loss) from operations	977,127	(5,858,289)	6,835,416	117%
Total other income (expense)	673,471	736,378	(62,907)	-9%
Income tax expense	-	-	-	-
Income (loss)	1,650,598	(5,121,911)	6,772,509	132%
Interest expense	-	(6,504)	6,504	100%
Income tax expense	-	-	-	-
Depreciation and amortization	705,047	684,644	20,403	3%
EBITDA	$2,355,645	$(4,443,771)	$6,799,416	153%

Zeolite	For the years ended
	December 31, 2024	December 31, 2023	$ Change	% Change
Revenue	$2,941,675	$2,462,179	$479,496	19%
Cost of sales	(3,584,310)	(2,958,160)	(626,150)	-21%
Gross profit (loss)	(642,635)	(495,981)	(146,654)	-30%
Total operating expenses	(1,973,542)	(600,092)	(1,373,450)	-229%
Income (loss) from operations	(2,616,177)	(1,096,073)	(1,520,104)	-139%
Total other income (expense)	(13,063)	(15,664)	2,601	17%
Income tax expense	-	-	-	-
Income (loss)	(2,629,240)	(1,111,737)	(1,517,503)	-136%
Interest expense	8,869	8,283	586	7%
Income tax expense	-	-	-	-
Depreciation and amortization	364,209	258,741	105,468	41%
EBITDA	$(2,256,162)	$(844,713)	$(1,411,449)	-167%

All Other	For the years ended
	December 31, 2024	December 31, 2023	$ Change	% Change
Revenue	$-	$-	$-	-
Cost of sales	(368,510)	(102,460)	(266,050)	-260%
Gross profit	(368,510)	(102,460)	(266,050)	-260%
Total operating expenses	(383,252)	(12,179)	(371,073)	-3047%
Income (loss) from operations	(751,762)	(114,639)	(637,123)	-556%
Total other income (expense)	-	-	-	-
Income (loss)	(751,762)	(114,639)	(637,123)	-556%
Interest expense	-	-	-	-
Depreciation and amortization	16,491	16,060	431	3%
EBITDA	$(735,271)	$(98,579)	$(636,692)	-646%

Consolidated	For the years ended
	December 31, 2024	December 31, 2023	$ Change	% Change
Revenue	$14,937,962	$8,693,155	$6,244,807	72%
Cost of sales	(11,471,044)	(12,037,939)	566,895	5%
Gross profit	3,466,918	(3,344,784)	6,811,702	204%
Total operating expenses	(5,857,730)	(3,724,217)	(2,133,513)	-57%
Income (loss) from operations	(2,390,812)	(7,069,001)	4,678,189	66%
Total other income (expense)	660,408	$720,714	(60,306)	-8%
Income tax expense	-	-	-	-
Income (loss)	(1,730,404)	(6,348,287)	4,617,883	73%
Interest expense	8,869	1,779	7,090	399%
Income tax expense	-	-	-	-
Depreciation and amortization	1,085,747	959,445	126,302	13%
EBITDA	$(635,788)	$(5,387,063)	$4,751,275	88%

Liquidity and Capital Resources

Our mission is to service our employees, customers, and vendors well and grow our business profitably both organically and through strategic acquisitions and partnerships to increase shareholder value. The Company is focused on generating positive cash flow to fund its mission.

One method of generating cash is through the sale of common stock, warrants, debt, and other investment vehicles, which the Company has been successful at executing in the past. During 2024, the Company generated proceeds from the sale of its common stock, net of issuance costs, of $2.8 million, and $1.5 million through the exercise of warrants. However, our ability to access capital or raise funds when needed is not assured and, if capital is not available when, and in the amounts and terms needed, or if capital is not available at all, the Company could be required to significantly curtail its operations, modify existing strategic plans, and/or dispose of certain operations or assets, which could materially harm our business, prospects, financial condition, and operating results.

The Company could also receive funds from the U.S. Government for initiatives related to facility expansion and mining exploration and development. However, there is no assurance that U.S. Government funding will be accessible to the Company.

In addition, the Company continues to review each segment’s operational and financial results for opportunities to improve cash flow and to make informed decisions that benefit the Company overall.

Our cash and cash equivalents balance at December 31, 2024 was $18,172,120. We believe that our cash and cash equivalents should be sufficient to fund our operations and meet our working capital, capital expenditure, and contractual obligations for the next 12 months.

Material Cash Requirements

We intend to continue to invest in our employees, customers, infrastructure, and operations with the goals of increasing production, decreasing costs, and growing revenue profitably. Also, we intend to fund our cash requirements in 2025 with our cash and cash equivalents. We may use cash to acquire businesses. The nature of these investments and transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

Cash flow information for the years ended December 31, 2024 and 2023 was as follows:

Cash Flow Information	For the years ended
	December 31, 2024	December 31, 2023
Net cash provided (used) by operating activities	$2,220,303	$(4,750,026)
Net cash provided (used) by investing activities	(42,073)	(1,341,713)
Net cash provided (used) by financing activities	4,138,033	(1,071,292)
Total net cash flow increase (decrease)	$6,316,263	$(7,163,031)

Cash flow provided by operating activities improved by $7.0 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to better operational management resulting in a lower net loss, better inventory management, and increased trade payables. Trade payables increased at December 31, 2024 as compared to December 31, 2023 mainly due to the increased cost of antimony ore linked to the antimony market price.

Cash flow used by investing activities decreased by $1.3 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to less fixed asset purchases and the sale of our personal residence. See Note 6 and Note 13 of the Notes to Consolidated Financial Statements in this Annual Report for further information.

Cash flow provided by financing activities improved by $5.2 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to proceeds received in 2024 from the sale of the Company’s stock, net of issuance costs, of $2.8 million, and $1.5 million from the exercise of warrants and the payment of a dividend in 2023 of $787,730 to the holders of 1,692,672 shares of Series D Preferred stock.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements.

Critical Accounting Estimates

We have the following critical accounting estimates:

•

The Company reviews and evaluates the net carrying value of its long-lived assets for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. A test for recoverability is performed based on the estimated undiscounted future cash flows that will be generated from operations at each property and the estimated salvage value of asset. There are many assumptions underlying future cash flows that are subject to significant risks and uncertainties, which include the estimated value of the assets. Estimates of undiscounted future cash flows and salvage values are dependent upon, among other factors, estimates of: (i) product and metals to be recovered from identified mineralization and other resources, (ii) future production and capital costs, (iii) estimated selling prices over the estimated remaining life of the asset and (iv) market values of assets. The Company reviews its business and operations for indications of impairment and, when indications are present, performs an impairment test. The Company will involve a third-party expert if needed. However, it is possible that changes could occur in the near term that could adversely affect the estimates of salvage values and future cash flows to be generated from operating assets resulting in an impairment loss.

•

The asset retirement obligation in our Consolidated Balance Sheet is based on an estimate of future costs to reclaim properties and retire fixed assets as required by permits, government regulations, and lease or other contractual requirements upon cessation of our operations. Determination of any amounts included in the fair value of the asset retirement obligation can change periodically as the calculation of the fair value of the asset retirement obligation is based upon numerous estimates and assumptions, including, among others, future retirement costs, future inflation rate, and the Company’s credit-adjusted risk-free interest rate. Also, there are uncertainties associated with the nature, timing, and extent of costs associated with asset retirement obligations, including, among others, the extent of environmental contamination, revisions to laws and regulations by regulatory authorities, and changes in remediation technology. As a result, the ultimate cost as well as the timing of the retirement obligation could change in the future. The Company continually reviews its asset retirement obligations for indications that its asset retirement obligation cost or timing has changed and, when indications are present, recalculates its asset retirement obligation. Also, there are many technical components of an asset retirement obligation. Therefore, the Company will involve a third-party expert if needed to recalculate its asset retirement obligations. However, actual costs to reclaim and retire property and fixed assets when we cease operations may differ from our estimates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of United States Antimony Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Assure CPA, LLC

Spokane, WA

March 20, 2025

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,172,120	$11,899,574
Certificates of deposit	-	72,898
Accounts receivable, net	1,156,564	625,256
Inventories	1,245,724	1,386,109
Prepaid expenses and other current assets	104,161	92,369
Total current assets	20,678,569	14,076,206
Properties, plants and equipment, net	12,891,447	13,454,491
Operating lease right-of-use asset	565,289	-
Restricted cash for reclamation bonds	98,778	55,061
IVA receivable and other assets, net	408,519	509,237
Total assets	$34,642,602	$28,094,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,545,708	$456,935
Accrued liabilities	1,427,146	133,841
Accrued liabilities - directors	141,287	124,810
Royalties payable	133,434	153,429
Current portion of operating lease liability	626,562	-
Long-term debt, current portion	132,252	28,443
Total current liabilities	4,006,389	897,458
Noncurrent liabilities:
Noncurrent operating lease liability	129,007	-
Long-term debt, net of current portion	195,425	-
Stock payable to directors	-	38,542
Asset retirement obligations	1,711,108	1,638,027
Total liabilities	6,041,929	2,574,027
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A: 0 shares issued and outstanding	-	-
Series B: 750,000 shares issued and outstanding (liquidation preference $975,000 and $967,500, respectively)	7,500	7,500
Series C: 177,904 shares issued and outstanding (liquidation preference $97,847 both years)	1,779	1,779
Series D: 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized; 112,951,317 and 107,647,317 shares issued and outstanding, respectively	1,129,512	1,076,472
Additional paid-in capital	68,610,905	63,853,836
Accumulated deficit	(41,149,023)	(39,418,619)
Total stockholders' equity	28,600,673	25,520,968
Total liabilities and stockholders' equity	$34,642,602	$28,094,995

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2024 and 2023

	For the years ended
	December 31, 2024	December 31, 2023
REVENUES	$14,937,962	$8,693,155
COST OF REVENUES	11,471,044	12,037,939
GROSS PROFIT (LOSS)	3,466,918	(3,344,784)
OPERATING EXPENSES:
General and administrative	2,052,852	1,642,269
Salaries and benefits	2,350,021	639,172
Professional fees	968,750	643,208
Loss on sale or disposal of property, plant and equipment, net	11,097	217,921
Other operating expenses	475,010	581,647
TOTAL OPERATING EXPENSES	5,857,730	3,724,217
LOSS FROM OPERATIONS	(2,390,812)	(7,069,001)
OTHER INCOME (EXPENSE):
Interest and investment income	668,543	618,762
Trademark and licensing income	27,987	32,007
Other miscellaneous income (expense)	(36,122)	69,945
TOTAL OTHER INCOME	660,408	720,714
LOSS BEFORE INCOME TAXES	(1,730,404)	(6,348,287)
Income tax expense	-	-
Net loss	(1,730,404)	(6,348,287)
Preferred dividends	(7,500)	(7,500)
Net loss available to common stockholders	$(1,737,904)	$(6,355,787)

Net loss per share of common stock:
Basic	$(0.02)	$(0.06)
Diluted	$(0.02)	$(0.06)

Weighted average shares outstanding:
Basic	108,591,429	107,551,931
Diluted	108,591,429	107,551,931

 The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2024 and 2023

	Total Preferred Stock		Common stock		Additional Paid In	Stock returned to	Accumulated
	Shares	Amount	Shares	Amount	Capital	treasury	Deficit	Total
Balances, December 31, 2022	2,620,576	$26,205	106,373,341	$1,063,732	$64,052,630	$(202,980)	$(33,070,332)	$31,869,255
Common stock buyback and retirement	-	-	(418,696)	(4,187)	(198,793)	202,980	-	-
Conversion of Preferred Series D to Common Stock	(1,692,672)	(16,926)	1,692,672	16,927	(1)	-	-	-
Net loss	-	-	-	-	-	-	(6,348,287)	(6,348,287)
Balances, December 31, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	$-	$(39,418,619)	$25,520,968
Share-based compensation	-	-	800,000	8,000	560,588	-	-	568,588
Issuance of common stock for cash, net of issuance costs	-	-	2,300,000	23,000	2,736,681	-	-	2,759,681
Common stock issued upon exercise of warrants	-	-	2,204,000	22,040	1,459,800	-	-	1,481,840
Net loss	-	-	-	-	-	-	(1,730,404)	(1,730,404)
Balances, December 31, 2024	927,904	$9,279	112,951,317	$1,129,512	$68,610,905	$-	$(41,149,023)	$28,600,673

  The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024 and 2023

	For the years ended
	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,730,404)	$(6,348,287)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,085,747	959,445
Accretion of asset retirement obligation	73,081	13,471
Changes in asset retirement obligation estimates	-	324,984
Noncash operating lease expense	222,188	-
Share-based compensation	568,588	-
Loss on sale or disposal of property, plant and equipment, net	11,097	217,921
Write-down of inventory to net realizable value	65,647	2,073,404
Change in allowance for doubtful accounts on accounts receivable	(261,047)	239,772
Change in IVA receivable and other assets, net	100,718	388,442
Other noncash items	(16,107)	(7,500)
Changes in operating assets and liabilities:
Accounts receivable	(270,261)	(80,571)
Inventories	74,738	(2,084,445)
Prepaid expenses and other current assets	(11,792)	45,230
Accounts payable	1,088,773	(171,868)
Accrued liabilities	1,293,305	(67,308)
Accrued liabilities – directors	16,477	51,847
Stock payable to directors	(38,542)	(22,917)
Change in operating lease liability	(31,908)	-
Royalties payable	(19,995)	(281,646)
Net cash provided (used) by operating activities	2,220,303	(4,750,026)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of certificates of deposit	72,898	186,959
Proceeds from sale of properties, plants and equipment	315,625	-
Purchases of properties, plant, and equipment	(430,596)	(1,528,672)
Net cash used by investing activities	(42,073)	(1,341,713)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on dividends payable	-	(787,730)
Principal payments on long-term debt	(103,488)	(283,562)
Proceeds from issuance of common stock, net of issuance costs	2,759,681	-
Proceeds from exercise of warrants	1,481,840	-
Net cash provided (used) by financing activities	4,138,033	(1,071,292)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	6,316,263	(7,163,031)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	11,954,635	19,117,666
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$18,270,898	$11,954,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$8,869	$10,521
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment purchased with note payable	$402,722	$-
Recognition of operating lease liability and right of use asset	$787,477	$-
Common stock buyback and retirement	$-	$202,980
Conversion of Preferred Series D to Common Stock	$-	$16,926

  The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

United States Antimony Corporation and its subsidiaries in the U.S., Mexico, and Canada (“USAC,” the “Company,” “Our,” “Us,” or “We”) sell antimony, zeolite, and precious metals primarily in the U.S. and Canada. The Company processes third party ore primarily into antimony oxide, antimony metal, antimony trisulfide, and precious metals at its facilities located in Montana and Mexico. Antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Antimony metal is used in bearings, storage batteries, and ordnance. Antimony trisulfide is used as a primer in ammunition. The Company also recovers precious metals, primarily gold and silver, at its Montana facility from third party ore. At its facility located in Idaho, the Company mines and processes zeolite, a group of industrial minerals used in water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, soil amendment and fertilizer, and other miscellaneous applications. The Company acquired mining claims and leases located in Alaska and Ontario, Canada and leased a metals concentration facility in Montana in 2024 that could expand its operations as well as its product offerings.

Recent Development

The Company has two subsidiaries in Mexico, US Antimony de Mexico, S.A. de C.V. (“USAMSA”) and Antimonio de Mexico, S.A. de C.V. (“ADM”). The USAMSA subsidiary primarily includes the Company’s Madero antimony and precious metals facility in Parras de la Fuente Coahuila, Mexico and its Puerto Blanco antimony and precious metals facility in San Luis de la Paz Guanajuato, Mexico. In March 2024, the Company shut down the operations of USAMSA and announced its intent to sell its USAMSA subsidiary. The accounting requirements for reporting USAMSA as a discontinued operation were met in the first quarter of 2024. In December 2024, the Company announced plans to restart its Madero facility in Mexico and made the decision not to sell its USAMSA subsidiary because of substantially increased demand and market price for antimony. Therefore, the Company reclassified its USAMSA subsidiary’s assets and liabilities in its Consolidated Balance Sheets and related Notes to Consolidated Financial Statements from its presentation in the interim quarterly financial statements for the quarterly periods ended March 31, 2024, June 30, 2024, and September 30, 2024 to held-and-used. Also, the Company reported its USAMSA subsidiary’s operations in continuing operations in its Consolidated Statements of Operations, Consolidated Statements of Cash Flows, and related Notes to Consolidated Financial Statements for all periods presented in this Annual Report.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of its wholly owned subsidiaries, Bear River Zeolite Company (“BRZ”), AGAU Mines, Inc., Stibnite Holding Company US Inc., Antimony Mining and Milling US LLC, Lanxess Laurel de Mexico, S.A. de C.V., Great Land Minerals, LLC, Denali Minerals, LLC, Alaska Antimony LLC, and UAMY Cobalt Corporation, and its majority owned subsidiaries, USAMSA and ADM. All intercompany balances and transactions are eliminated in consolidation. AGAU Mines, Inc., Stibnite Holding Company US Inc., Antimony Mining and Milling US LLC, and Lanxess Laurel de Mexico, S.A. de C.V. are inactive.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications have been made to conform the amounts presented in the December 31, 2023 financial statements to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ equity and cash flows as previously reported.

Cash and Cash Equivalents

The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash and cash equivalents. At December 31, 2024, the $18,270,898 presented in the Consolidated Statements of Cash Flows consists of $18,172,120 of cash and cash equivalents and $98,778 of restricted cash for reclamation bonds. At December 31, 2023, the $11,954,635 presented in the Consolidated Statements of Cash Flows consists of $11,899,574 of cash and cash equivalents and $55,061 of restricted cash for reclamation bonds.

Restricted Cash

Restricted cash at December 31, 2024 and 2023 consists of cash held for reclamation performance bonds and is held in certificates of deposit with financial institutions.

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

Inventories

Inventories at December 31, 2024 and 2023 consisted of finished antimony products (oxide and metal), antimony concentrates, antimony ore, and finished zeolite products, and are stated at the lower of first-in, first-out weighted average cost or estimated net realizable value, whichever is lower. Finished antimony products (oxide and metal) and finished zeolite products include costs related to direct materials, direct labor, facility overhead, depreciation, and freight allocated based on production quantity. Stockpiled ore is carried at the lower of average cost or net realizable value. Since the Company’s antimony inventory is a commodity with a sales value that is subject to world prices for antimony that are beyond the Company’s control, a significant change in the world market price of antimony could have a significant effect on the net realizable value of inventories. The Company periodically reviews its inventories to identify excess and obsolete inventories and to estimate reserves for excess and obsolete inventories as necessary to reflect inventories at net realizable value. Cost related to recording reserves for excess and obsolete inventory is recognized in “cost of revenues” in the Consolidated Statements of Operations.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Properties, Plants and Equipment

Properties, plants, and equipment are stated at historical cost and are depreciated using the straight-line method over estimated useful lives ranging from three to forty years. The estimated useful life of plant and equipment ranges from three to twenty years and buildings ranges from twenty to forty years. Depreciation expense is in included in “Cost of revenues” in the Consolidated Statements of Operations. Maintenance and repairs are charged to operations as incurred. Expenditures for property, plant, equipment, and improvements that extend the useful life or functionality of the asset are capitalized. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the results of operations.

The costs to obtain the legal right to explore, extract and retain at least a portion of the benefits from mineral deposits are capitalized in the year of acquisition as “Mineral rights and interests” in “Properties, plants, and equipment” in the Consolidated Balance Sheets. These capitalized costs are amortized in the statement of operations over the estimated economic life of the mineral resource, if one is identified, based on the units-of-production method. If a mineral resource is not identified, these capitalized costs are expensed.

The Company expenses costs as incurred during the mine exploration stage. The mine development stage begins once the Company has determined an ore body is feasible. Expenditures incurred during the development stage are capitalized as deferred development costs and amortized using the units-of-production method, based upon estimating the units of mineral resource, or the straight-line method, based upon the estimated lives of the properties. Costs to improve, alter, or rehabilitate primary development assets which appreciably extend the life, increase capacity, or improve the efficiency of such assets are also capitalized. The development stage ends when the production stage of mining begins.

Impairment of Long-lived Assets

The Company reviews and evaluates the net carrying value of its long-lived assets for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. A test for recoverability is performed based on the estimated undiscounted future cash flows that will be generated from operations at each property and the estimated salvage value of asset. Although management has made what it believes to be a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows, which includes the estimated value of assets, are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows and salvage values are dependent upon, among other factors, estimates of: (i) product and metals to be recovered from identified mineralization and other resources (ii) future production and capital costs, (iii) estimated selling prices (considering current, historical, and future prices) over the estimated remaining life of the asset and (iv) market values of assets. It is possible that changes could occur in the near term that could adversely affect the estimate of salvage values and future cash flows to be generated from operating assets. If estimated undiscounted cash flows and/or salvage values are less than the carrying value of an asset, an impairment loss is recognized for the difference between the carrying value and fair value of the asset.

Prepaid Expenses

Prepaid expenses relate to goods or services that have been paid for but for which the good or service has not yet been received. These costs are recorded in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet and expensed in the Consolidated Statement of Operations as the asset's benefits are realized. Prepaid expenses are recorded as a current asset in the Consolidated Balance Sheet if the benefits will be realized within twelve months from the date of the Consolidated Balance Sheet or as a long-term asset if the benefits will be realized after twelve months from the date of the Consolidated Balance Sheet.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Held for Sale and Discontinued Operations

The Company classifies assets and liabilities to be sold ("Disposal Group") as held for sale in the period when all of the applicable criteria are met, including: (i) management commits to a plan to sell, (ii) the Disposal Group is available to sell in its present condition, (iii) there is an active program to locate a buyer, (iv) the Disposal Group is being actively marketed at a reasonable price in relation to its fair value, (v) significant changes to the plan to sell are unlikely, and (vi) the sale of the Disposal Group is generally probable of being completed within one year. Management performs an assessment at least quarterly or when events or changes in business circumstances indicate that a change in classification may be necessary. If a change in classification is warranted, the Company reclassifies the disposal group’s assets and liabilities to held-and-used and reports the results of operations and cash flows in continuing operations.

Assets and liabilities held for sale are presented separately within the Consolidated Balance Sheets with any adjustments necessary to measure the Disposal Group at the lower of its carrying value or fair value less costs to sell. Depreciation of property and equipment are not recorded while these assets are classified as held for sale. For each period the Disposal Group remains classified as held for sale, its recoverability is reassessed and any necessary adjustments are made to its carrying value.

The Company categorizes the assets and liabilities of a Disposal Group, or business component, as discontinued operations once management commits to a plan to sell, the business segment is available for immediate sale, management has initiated a plan to sell at a price that is reasonable in relation to its fair value, management anticipates the sale will occur within one year, and it is unlikely that significant changes will be made to the plan to sell. In addition, the business component must be comprised of operations and cash flows that are clearly distinguished from the rest of the entity. The results of discontinued operations are aggregated and presented separately in the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows.

Accrued Liabilities

The Company records accrued liabilities for expenses that have been incurred prior to the reporting date but not paid. The accrued liabilities balance at December 31, 2024 of $1.4 million consists of $1.2 million of accrued compensation and $0.2 million of miscellaneous accrued liabilities. The accrued liabilities balance at December 31, 2023 of $0.1 million consists primarily of $0.1 million of accrued compensation.

Leases

The Company determines if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, the Company includes operating leases in "Operating lease right-of-use assets" and "Current and noncurrent operating lease liabilities" in its Consolidated Balance sheet. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. Incremental costs of a lease that would not have been incurred if the lease had not been obtained are capitalized as initial direct costs (“IDC”). The Company amortizes the undiscounted fixed lease cost and the IDC on a straight-line basis over the lease term. If a lease does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations

The Company’s mining operations are subject to retirement requirements, which include mine retirement standards that have been established by various governmental agencies and retirement requirements included in certain Company contracts, including contracts related to the leasing of certain of the Company’s properties. There are costs that will be incurred to satisfy these retirement requirements upon cessation of our operations. The Company records the fair value of these costs as an asset retirement obligation in its Consolidated Balance Sheet in the period in which the Company has both a legal obligation and an obligating event for the retirement of long-lived assets if it is probable, meaning it can reasonably be expected or believed, that such costs will be incurred and if the costs are reasonably estimable. A corresponding asset is also recorded and amortized over the life of the assets on a units-of-production or straight-line basis. After the initial measurement of the asset retirement obligation, this liability will be adjusted to reflect changes in the estimated costs or timing of the future cash flows underlying the obligation. Determination of any amounts included in the fair value of the asset retirement obligation can change periodically as the calculation of the fair value of the asset retirement obligation is based upon numerous estimates and assumptions, including, among others, future retirement costs, future inflation rate, and the Company’s credit-adjusted risk-free interest rate. The asset retirement obligation is classified as current or noncurrent based on the expected timing of expenditures.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issued for Consideration Other than Cash

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the common stock issued, which is typically based on the trading price of the Company’s common shares on the date of the issuance.

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

The expense related to employee and consultant share-based awards is recorded in “Salaries and benefits” and the expense related to director share-based awards is recorded in “General and administrative” in the Consolidated Statements of Operations.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2024 and 2023, the Company has no financial assets or liabilities that are adjusted to fair value on a recurring basis.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods beginning January 1, 2025, and are applied retrospectively. The Company adopted this pronouncement for its fiscal year ended December 31, 2024 and applied it retrospectively. See Note 13 of the Notes to Consolidated Financial Statements in this Annual Report for further details.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

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

At December 31, 2024 and 2023, each warrant, stock option, and RSU represents one share of our common stock and the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive were as follows:

	December 31, 2024	December 31, 2023
Warrants	10,142,215	12,346,215
Stock options and RSU awards	6,420,000	-
Total possible share dilution	16,562,215	12,346,215

See Note 12 of the Notes to Consolidated Financial Statements in this Annual Report for further details on these warrants, stock options, and RSUs.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – REVENUE RECOGNITION

Products consist of the following:

•	Antimony: includes antimony oxide, antimony metal, and antimony trisulfide
•	Zeolite: includes coarse and fine zeolite crushed in various sizes
•	Precious metals: includes unrefined and refined gold and silver

Sales by product for the years ended December 31, 2024 and 2023 were as follows:

	For the years ended
	December 31, 2024	December 31, 2023
Antimony product revenue	$11,471,200	$5,904,480
Zeolite product revenue	2,941,675	2,462,179
Precious metals product revenue	525,087	326,496
TOTAL REVENUES	$14,937,962	$8,693,155

The Company also received royalties related to a trademark and licensing agreement in its antimony business segment, which is recorded in “Trademark and licensing income” under the caption “Other Income (Expense)” in its Consolidated Statements Operations.

The following is sales information by geographic area based on the location of customers for the years ended December 31, 2024 and 2023:

	For the years ended
	December 31, 2024	December 31, 2023
Domestic revenues	$12,572,625	$6,854,740
Canada revenues	1,996,710	1,838,415
Mexico revenues	368,627	-
TOTAL REVENUES	$14,937,962	$8,693,155

Sales to customers representing more than 10% of our total revenues during the years ended December 31, 2024 and 2023 were as follows:

	For the years ended
	December 31, 2024	December 31, 2023
Customer A revenue	$4,389,735	$1,548,283
Customer B revenue	1,998,589	1,451,950
Customer C revenue	-	1,037,307
Total	$6,388,324	$4,037,540
Total customer revenue as a % of total Company revenues	43%	46%

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer receivables representing more than 10% of our net accounts receivable balance as of December 31, 2024 and 2023 were as follows:

	For the years ended
	December 31, 2024	December 31, 2023
Customer A receivable	$682,551	$194,007
Customer B receivable	-	202,382
Total	$682,551	$396,389
Total customer receivables as a % of Company net accounts receivable	59%	63%

The Company’s trade accounts receivable balance related to contracts with customers was $1,156,564 at December 31, 2024 and $625,256 at December 31, 2023, which is net of an allowance for doubtful accounts related to trade accounts receivables of $10,165 and $271,212 at December 31, 2024 and December 31, 2023, respectively. The Company’s products do not involve any warranty agreements and product returns are not typical.

NOTE 5 – INVENTORIES

Inventories by type at December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Antimony oxide inventory	$254,372	$354,431
Antimony metal inventory	154,590	454,748
Antimony ore and concentrates inventory	335,588	71,884
Total antimony inventory	744,550	881,063
Zeolite inventory	501,174	505,046
TOTAL INVENTORIES	$1,245,724	$1,386,109

As of December 31, 2024 and 2023, inventories were valued at cost, except for the portion of inventory, which was valued at net realizable value because costs were greater than the amount the Company expected to receive on the sale of the inventory. The adjustment to value inventory at net realizable value was $65,647 and $nil for zeolite for the years ended December 31, 2024 and 2023, respectively, and $nil and $2,073,404 for antimony related to our Mexico facilities for the years ended December 31, 2024 and 2023, respectively.

Antimony oxide and metal inventory consisted of finished products held by the Company’s facility located in Montana. Antimony ore and concentrates were held primarily at its facilities located in Montana and Mexico. The Company’s zeolite inventory consisted primarily of saleable zeolite material at the Company’s facility located in Idaho.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTIES, PLANTS AND EQUIPMENT

The components of the Company’s properties, plants and equipment (“PP&E”) by segment at December 31, 2024 and December 31, 2023 were as follows:

December 31, 2024	Antimony	Zeolite	All Other	TOTAL
Plant and equipment	13,512,321	6,597,781	427,720	$20,537,822
Buildings	1,106,303	1,705,893	11,970	2,824,166
Mineral rights and interests	-	16,753	125,000	141,753
Land	2,083,094	-	914,443	2,997,537
Construction in progress	-	101,938	-	101,938
PP&E, cost	$16,701,718	$8,422,365	$1,479,133	$26,603,216
Accumulated depreciation	(9,602,469)	(3,857,785)	(251,515)	(13,711,769)
PP&E, net	$7,099,249	$4,564,580	$1,227,618	$12,891,447

December 31, 2023	Antimony	Zeolite	All Other	TOTAL
Plant and equipment	$13,480,118	$6,007,694	$394,545	$19,882,357
Buildings	1,106,303	2,025,043	$11,970	3,143,316
Mineral rights and interests	-	16,753	100,000	116,753
Land	2,083,094	-	914,443	2,997,537
Construction in progress	-	8,951	-	8,951
PP&E, cost	$16,669,515	$8,058,441	$1,420,958	$26,148,914
Accumulated depreciation	(8,935,269)	(3,524,130)	(235,024)	(12,694,423)
PP&E, net	$7,734,246	$4,534,311	$1,185,934	$13,454,491

The properties, plants and equipment by location was as follows:

	2024	2023
Domestic PP&E, net	$6,634,066	$6,579,111
Mexico PP&E, net	6,232,381	6,875,380
Canada PP&E, net	25,000	-
Total PP&E, net	$12,891,447	$13,454,491

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BRZ Home

In May 2024, the Company made the decision to sell a non-core asset of its zeolite segment, which was a personal residence (“BRZ Home”) located near its operations in Idaho. In September 2024, the Company sold its BRZ Home and recorded a gain on this sale as follows:

Proceeds from the sale	$314,125
Net carrying value of the BRZ Home	297,873
Gain on sale of PP&E	$16,252

Sudbury Agreement for Mining Claims and Leases

In August 2024, the Company executed an option agreement to acquire the ownership rights to ninety-seven mining claims and three mining leases located in the Sudbury District of Ontario, Canada (“Sudbury Agreement”). Payments are to be made by the Company as follows to acquire these claims:

Payment Date	Payment Amount
August 2024	$10,000
November 2024	15,000
February 2025	35,000
August 2025	40,000
August 2026	50,000
August 2027	50,000
August 2028	75,000
Total	$275,000

The payments to acquire these mining claims and leases are capitalized when paid in the “Mineral rights and interests” component of “Properties, plants and equipment, net” in the Consolidated Balance Sheets, which totaled $25,000 as of December 31, 2024, and are included in the “All Other” category for segment reporting.

The Sudbury Agreement requires a royalty payment by the Company based on potential future production from the claims (“Net Smelter Royalty”) with a minimum royalty payment beginning on the fifth anniversary of the agreement. A certain percentage of the Net Smelter Royalty can be purchased back by the Company. Also, the Sudbury Agreement includes a commitment by the Company to spend an aggregate of $250,000 on exploring and developing these claims over four years from the agreement date, with various milestones over this four-year period. The Sudbury Agreement can be terminated without cause at any time by the Company with thirty days’ notice.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LEASES

In September 2024, the Company leased a metals concentration facility located in Philipsburg, Montana, which was accounted for as an operating lease (also called “Philipsburg Lease”). The Philipsburg Lease has a term of 18 months with fixed cash payments in advance in the first six months of the lease of $10,000 per month, or $60,000 in total, and fixed cash payments in advance in the last twelve months of the lease of $95,000 per month, or $1.14 million in total, which consists of a fixed monthly fee of $45,000 and a minimum milling fee of $50,000 per month. An additional payment of $50 per ton is due each month in the last twelve months of the lease for all milling in excess of 1,000 tons per month. The Company has not included any milling fee payments above the minimum in its calculation of the lease liability as it is not deemed probable at this time. $10,000 was paid upon signing the lease, which is being accounted for as an initial direct cost ("IDC"). The Company is amortizing the undiscounted fixed lease cost and the IDC on a straight-line basis over the term of the lease. The Company recorded the present value of the fixed lease cost over the lease term as an operating lease liability and Right of Use ("ROU") asset. The Company used its incremental borrowing rate of 3.49% as of the date of initial possession of the leased asset when determining the present value of future payments of this operating lease as the rate implicit in the lease was not readily determinable. The lease includes provisions for the Company to use the existing mill building and all contents related to its use and to process owned and non-owned ore containing antimony and other minerals. The lease does not include any transfer of ownership of the facility at the end of the lease, nor any option to extend the lease or purchase the facility, nor any residual value guarantees. The Company can terminate the lease without cause with thirty days’ notice and must provide the facility to the lessor at the end of the lease in the same condition as it was received.

The lease liability related to this operating lease, which represents the present value of the lease payments, was $787,477 at inception and $755,569 and $nil at December 31, 2024 and December 31, 2023, respectively. The ROU asset, which includes the unamortized portions of the IDC and is adjusted for any accrued or prepaid lease, was $565,289 and $nil at December 31, 2024 and December 31, 2023, respectively. During the years ended December 31, 2024 and 2023, the Company recorded $235,280 and $nil, respectively, of lease expense related to this lease and IDC in "Cost of Revenues" in the Consolidated Statements of Operations. IDC paid upon signing this lease was $10,000 and $nil and lease payments were $45,000 and $nil during the years ended December 31, 2024 and 2023, respectively, which were included in operating cash flows.

The following table summarizes expense and cash payments for operating leases during the periods noted:

	For the years ended
	December 31, 2024	December 31, 2023
Operating lease expense	$235,280	$-
Cash paid for operating lease liability	$45,000	$-
Cash paid for initial direct cost	$10,000	$-

The following table contains the remaining lease term and discount rate as of the end of the period:

December 31, 2024
Remaining lease term - operating lease	14.5 months
Discount rate - operating lease	3.49%

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below is a maturity analysis of the future minimum lease payments as of December 31, 2024.

Twelve months ending December 31,
2025	$1,012,500
2026	142,500
Total undiscounted future minimum lease payments	1,155,000
Less: discount on lease liability	(399,431)
Total discounted lease liability at December 31, 2024	755,569
Less: current portion of operating lease liability	(626,562)
Noncurrent operating lease liability	$129,007

See Note 14 of the Notes to Consolidated Financial Statements in this Annual Report for further details on the Philipsburg Lease.

NOTE 8 – ASSET RETIREMENT OBLIGATION

Changes in the asset retirement obligations for the years ended December 31, 2024 and 2023 were as follows:

	Year ended December 31,
	2024	2023
Asset retirement obligation, beginning of period	$1,638,027	$224,511
Revisions to estimate of retirement obligations	-	1,075,061
Accretion expense	73,081	13,471
Changes in asset retirement obligation estimates	-	324,984
Asset retirement obligation, end of period	$1,711,108	$1,638,027

The Company recorded accretion expense of $73,081 and $13,471 during the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2023, the Company recalculated its asset retirement obligations based on indications that the associated costs had changed. Based on these changes in the estimate of cash flow costs and timing, the Company's asset retirement obligation liability increased by $1,075,061 and the Company’s asset retirement obligation expense increased by $324,984 during the year ended December 31, 2023. The Company added layers to its asset retirement obligations and assets at its credit-adjusted risk-free rate of 6.65% during the year ended December 31, 2023.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEBT

Long term debt at December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
Installment contract payable to Komatsu, bearing interest at 3.49%, payable in 36 monthly installments of $11,799 maturing May 2027; collateralized by the Wheel Loader	$327,677	$-
Installment contract payable to Caterpillar Financial Services, bearing interest at 6.65%, payable in 24 monthly installments of $7,210 maturing April 28, 2024; collateralized by 2007 Caterpillar 740 articulated truck	-	28,443
Total debt	327,677	28,443
Less current portion of debt	(132,252)	(28,443)
Long term portion of debt	$195,425	$-

At December 31, 2024, principal payments on debt were due as follows:

Twelve months ending December 31,	Principal Payment
2025	$132,252
2026	136,942
2027	58,483
$327,677

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME AND OTHER TAXES

There was no income tax expense (benefit) for the years ended December 31, 2024 and 2023.

Domestic and foreign components of loss before income taxes for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Domestic	$(1,009,939)	$(397,156)
Foreign	(720,465)	(5,951,131)
Loss before income taxes	$(1,730,404)	$(6,348,287)

The income tax expense (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income (loss) for the years ended December 31, 2024 and 2023 due to the following:

	2024	2023
U.S. federal statutory tax provision (benefit)	$(363,000)	$(1,333,000)
State income tax provision (benefit) net	(30,000)	(88,000)
Foreign taxes	(63,000)	(536,000)
VAT refund reserve and other non-deductible items	257,000	1,008,000
Adjustment for prior year tax estimate to actual-domestic	155,000	(7,000)
Adjustment for prior year tax estimate to actual-foreign	63,000	136,000
Share-based compensation	21,000	-
Impact on change in foreign exchange rate	532,000	(275,000)
Change in valuation allowance - Domestic	57,000	170,000
Change in valuation allowance - Foreign	(629,000)	925,000
Total income tax expense	$-	$-

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2024 and 2023, the Company had net deferred tax assets and liabilities as follows:

	2024	2023
Deferred tax asset:
Domestic net operating loss carry forward	$692,000	$646,000
Foreign net operating loss carry forward	2,255,000	2,883,000
Share-based compensation	67,000	-
Other	93,000	69,000
Deferred tax asset	$3,107,000	$3,598,000

Valuation allowance (domestic)	(285,000)	(228,000)
Valuation allowance (foreign)	(2,255,000)	(2,883,000)
Total deferred tax asset	$567,000	$487,000

Deferred tax liability:
Property, plant, and equipment	(567,000)	(487,000)
Total deferred tax liability	(567,000)	(487,000)

Net deferred tax asset after valuation allowance	$-	$-

At December 31, 2024 and 2023, the Company had deferred tax assets arising principally from net operating loss carry forwards for income tax purposes. As management cannot determine that it is more likely than not the benefit of the net deferred tax asset will be realized, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at December 31, 2024 and 2023.

At December 31, 2024, the Company has federal net operating loss (“NOL”) carry forwards of approximately $1.96 million, $1.91 million of which will never expire but is limited to offsetting up to 80% of taxable income in any future year, and $0.05 million of which will expire at the end of 2037 but is not limited regarding offsetting taxable income in future years. The Company has Montana state NOL carry forwards of approximately $2.3 million which expire between 2026 and 2031, and Idaho state NOL carry forwards of approximately $3.4 million, which expire between 2034 and 2044. The Company has approximately $7.5 million of Mexican NOL carry forwards which expire between 2025 and 2033. All carryforwards in all jurisdictions are subject to certain limitations.

During the years ended December 31, 2024 and 2023, there were no material uncertain tax positions taken by the Company. The Company’s United States income tax filings are subject to examination for the years 2021 through 2024 and for the years 2019 through 2024 in Mexico. However, for tax attributes from prior years, the statute remains open. The Company charges penalties on assessments to general and administrative expense and charges interest to interest expense.

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

Mexico Import Value Added Tax

USAMSA recorded a receivable of $907,408 and $1,122,628 at December 31, 2024 and December 31, 2023, respectively, for the Import Value Added Tax (“IVA tax” or “VAT”) it pays on certain goods and services representing amounts to be reimbursed from the Mexican government. USAMSA also recorded a reserve on this IVA tax receivable of $575,151 and $687,534 at December 31, 2024 and December 31, 2023, respectively. The net IVA tax receivable of $332,257 and $435,094 at December 31, 2024 and 2023, respectively, is recorded in “IVA receivable and other assets, net” in the Consolidated Balance Sheets.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Historically, from time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. In 2024, Bear River Zeolite Company (“BRZ”), a wholly owned subsidiary of the Company, received four significant and substantial citations from MSHA, all of which have been rectified. At December 31, 2024 and December 31, 2023, BRZ had $19,074 and $nil, respectively, of accrued liabilities relating to MSHA citations.

BRZ pays royalties on the sale of zeolite products and had accrued royalties payable of $133,434 and $153,429 at December 31, 2024 and 2023, respectively.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

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

During the year ended December 31, 2024, the Company issued 800,000 shares of its common stock in conjunction with the vesting of Restricted Stock Units. See the “Share-Based Compensation” section below for further details.

Sale of Common Stock

In the fourth quarter of 2024, the Company sold 2.3 million shares of its common stock in an “at the market offering” at a weighted average price of $1.27 for gross proceeds of $2,925,069. A total of $165,388 of direct issuance costs were incurred related to this sale.

The Company also issued 2,204,000 shares of its common stock in the fourth quarter of 2024 related to the exercise of warrants. See the “Common Stock Warrants” section below for further details.

Share-Based Compensation

In December 2023, the shareholders of the Company approved our 2023 Equity Incentive Plan (“the Plan”), which provides for the grant of incentive stock options and non-qualified stock options to purchase shares of our common stock and other types of awards. The general purpose of the Plan is to provide a means whereby eligible employees, officers, directors and other service providers develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our shareholders. By means of the Plan, we seek to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for our success and the success of our subsidiaries. The maximum number of shares of common stock available for issuance in connection with options and other awards granted under the Plan is 8,700,000.

The Company had no equity awards outstanding during fiscal year 2023. During the year ended December 31, 2024, stock option and RSU awards were granted in accordance with the Plan. The Company recognized $568,588 and $nil during the years ended December 31, 2024 and 2023, respectively, of share-based compensation expense arising from stock option and RSU grants as follows:

	For The Years Ended December 31,
	2024	2023
Share-based compensation expense:
Stock options	$219,968	$-
RSUs	$348,620	$-
Total share-based compensation expense	$568,588	$-

For the year ended December 31, 2024, the Company recognized in its Consolidated Statements of Operations $363,195 of share-based compensation expense in “General and administrative” expenses, $198,891 of share-based compensation expense in “Salaries and benefits” expenses, and $6,502 of share-based compensation expense in “Professional fees.”

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options:

Stock options granted have either a 3-year or 10-year contractual term and are subject to either service or performance-based vesting conditions. The following table shows the annual weighted-average assumptions used to value options granted during the year ended December 31, 2024:

For The Year Ended
Grant-Date Weighted-Average Assumptions	December 31, 2024
Expected term (in years)	4.5
Risk-free interest rate	4.3%
Expected dividend yield	0.0%
Expected volatility	136.0%
Fair value per share of options granted	$0.18

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

Expected volatility – The expected volatility is based on the historical volatility of our stock price over the expected term of the stock option.

Activity with respect to stock options is summarized as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (in years)	Value
Options outstanding, December 31, 2023	-	-	-	-
Granted	4,330,000	$0.23	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Options outstanding, December 31, 2024	4,330,000	$0.23	3.7	$6,652,700
Nonvested options, December 31, 2024	4,257,500	$0.23	3.6	$6,547,800
Vested and exercisable options, December 31, 2024	72,500	$0.32	9.6	$104,900

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2024, total unrecognized share-based compensation expense related to stock options was $575,938, which is expected to be recognized over a weighted-average remaining period of 1.9 years.

Restricted stock units:

Activity with respect to RSUs is summarized as follows:

		Weighted-Average
		Grant-Date
		Fair Value
	Shares	Per Share
Nonvested shares at December 31, 2023	-	n/a
Granted	2,890,000	$0.24
Vested	(800,000)	$0.22
Forfeited	-	n/a
Nonvested shares at December 31, 2024	2,090,000	$0.24

At December 31, 2024, total unrecognized share-based compensation expense related to RSUs was $331,131, which is expected to be recognized over a weighted-average remaining period of 1.7 years. The weighted-average remaining contractual term of the nonvested RSU shares was 1.5 years at December 31, 2024.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrants

During the fourth quarter of 2024, the Company issued 2,204,000 shares of common stock related to the exercise of warrants and received gross proceeds, at a weighted average exercise price of $0.67, of $1,481,840. No other warrants were exercised during the years ended December 31, 2024 and 2023. Also, no warrants were issued or expired during the years ended December 31, 2024 and 2023.

Following is a summary of the Company’s warrant activity:

	Number of	Weighted Average
	warrants	Exercise Price
Balance outstanding at December 31, 2023 and 2022	12,346,215	$0.75
Exercised	(2,204,000)	0.67
Balance outstanding at December 31, 2024	10,142,215	$0.77

Each warrant represents one share of the Company’s common stock. The composition of the Company’s warrants outstanding at December 31, 2024 was as follows:

Number of warrants	Exercise Price	Expiration Date	Remaining life (years)
2,085,715	$0.46	1/27/2026	1.07
7,250,000	$0.85	8/3/2026	1.59
806,500	$0.85	2/1/2026	1.09
10,142,215

Preferred Stock

The Company’s Articles of Incorporation authorize 10,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Series B

In 1993, the Board established a Series B preferred stock, consisting of 750,000 shares. The Series B preferred stock has preference over the Company’s common stock and Series A preferred stock (none of which are outstanding); has no voting rights (absent default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors. During each of the years ended December 31, 2024 and 2023, the Company recognized $7,500 in Series B preferred stock dividend. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears. No dividends have been declared or paid with respect to the Series B preferred stock. The Series B Preferred stock is no longer convertible to shares of the Company’s common stock. At December 31, 2024 and 2023, cumulative dividends in arrears on the outstanding Series B shares were $225,000 and $217,500, respectively.

Series C

In 2000, the Board established a Series C preferred stock. The Series C preferred stock has preference over the Company’s common stock and has voting rights equal to that number of shares outstanding, but no conversion or dividend rights. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series C preferred stockholders is $0.55 per share, or $97,847 in total.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – BUSINESS SEGMENTS

The Company has two reportable segments: antimony and zeolite. Our antimony segment consists of:

•	Our facility located in the Burns Mining District of Sanders County in Montana that processes ore primarily into antimony oxide, antimony metal, antimony trisulfide, and precious metals, and
•	Our two facilities in our USAMSA subsidiary located in Mexico that process ore primarily into antimony metal and a lower grade of antimony oxide.

Our Montana facility processes ore containing antimony and precious metals, which consist of gold and silver. The gold and silver in this ore represent all precious metals processing and sales of the Company. Even though these are different types of metals, our precious metals operations and financial results are included in our antimony segment for several reasons. Our ore processing costs related to antimony, gold, and silver cannot be separated between antimony and precious metals. Also, our chief operating decision maker reviews the operating results of our Montana facility that includes both antimony and precious metals processing and sales. Therefore, our precious metals operations and financial results are included in our antimony segment.

Our zeolite segment consists of our facility located in Preston, Idaho that mines, processes, and sells zeolite.

The accounting policies of these segments are the same as those described in the basis of presentation and significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements in this Annual Report.

The chief operating decision maker evaluates the performance of the Company’s reportable segments based on segment profit or loss from operations, which is inclusive of all respective expenses. The profitability target of each segment is at the profit or loss from operations level, which is how the chief operating decision maker assesses performance. The chief operating decision maker also uses profit or loss from operations to allocate capital and personnel to the segments, which is typically done to improve the efficiency and effectiveness of operations or for expansion of operations, and ultimately to increase profit from operations. Included in profit or loss from operations is an allocation of centralized costs based on each segment’s total expense relative to the Company’s total expense. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each business requires different expertise to ensure quality products are produced in an efficient manner and because each business has a different customer base. Both businesses started as separate units with management selected based on specific skill sets and knowledge related to the product and the industry. The Company’s chief operating decision maker is the chief executive officer.

The Company has no active operations at, nor any revenue being generated from the following four components of its business: Los Juarez, Mexico, Ontario, Canada, Alaska, and Philipsburg, Montana. Also, the chief operating decision maker does not regularly review the operating results of these components. Therefore, these components have been included in the “All Other” category for segment reporting. Total expense related to these components was $751,762 and $114,639 for the years ended December 31, 2024 and 2023, respectively. All expenses related to these components for the year end December 31, 2023 relate to Los Juarez, Mexico.

Prior year segment reporting was recast to conform to the current year segment reporting related to the following: precious metals, Los Jaurez, Mexico, and centralized costs. First, precious metals is included in the antimony segment for the year ended December 31, 2024, whereas precious metals was a reportable segment for the year ended December 31, 2023. Revenue related to the precious metals segment was $525,087 and $326,496 for the years ended December 31, 2024 and 2023, respectively. Second, our Los Juarez, Mexico component or location is included in the “All Other” category for the year ended December 31, 2024, whereas Los Juarez, Mexico was included in the antimony reportable segment for the year ended December 31, 2023. There was no revenue related to the Los Juarez, Mexico component for the years ended December 31, 2024 and 2023, and the Los Juarez, Mexico loss from operations was $104,785 and $114,639 for the years ended December 31, 2024 and 2023, respectively. Third, centralized costs were allocated to the segments for the year ended December 31, 2024, whereas centralized costs were included in the antimony reportable segment for the year ended December 31, 2023. For the year ended December 31, 2023, centralized costs in the antimony reportable segment decreased by $342,146 and centralized costs in the zeolite reportable segment and “All Other” category increased by $331,467 and $10,679, respectively.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total assets by segment at December 31, 2024 and December 31, 2023 were as follows:

Total Assets	December 31, 2024	December 31, 2023
Antimony segment:	$27,230,312	$21,429,671
Zeolite segment	5,604,003	5,474,010
All other	1,808,287	1,191,314
Total assets	$34,642,602	$28,094,995

Total capital expenditures by segment for the years ended December 31, 2024 and 2023 were as follows:

	For the years ended
Capital expenditures	December 31, 2024	December 31, 2023
Antimony segment	$81,405	$244,172
Zeolite segment	291,016	1,284,500
All other	58,175	-
Total capital expenditures	$430,596	$1,528,672

The zeolite segment’s capital expenditures for the years ended December 31, 2024 excludes $402,722 related to a wheel loader purchased with a note payable.

Selected segment operational information for the years ended December 31, 2024 and 2023 were as follows:

For the year ended December 31, 2024	Antimony	Zeolite	All Other	Total
Total revenues	$11,996,287	$2,941,675	$-	$14,937,962
Depreciation and amortization	$705,047	$364,209	$16,491	$1,085,747
Income (loss) from operations	$977,127	$(2,616,177)	$(751,762)	$(2,390,812)
Other income				$660,408
Income tax expense				-
Net loss				$(1,730,404)

For the year ended December 31, 2023	Antimony	Zeolite	All Other	Total
Total revenues	$6,230,976	$2,462,179	$-	$8,693,155
Depreciation and amortization	684,644	258,741	16,060	959,445
Income (loss) from operations	(5,858,289)	(1,096,073)	(114,639)	(7,069,001)
Other income				$720,714
Income tax expense				-
Net loss				$(6,348,287)

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

Fairbanks Agreement for Mining Claims

In January 2025, the Company executed an option agreement to acquire the ownership rights to one hundred and twenty mining claims located in the Fairbanks District of Alaska (“Fairbanks Agreement”). Payments are to be made by the Company as follows to acquire these claims:

Payment Date	Payment Amount
January 2025	$100,000
July 2025	50,000
January 2026	50,000
July 2026	50,000
January 2027	50,000
July 2027	50,000
January 2028	50,000
July 2028	50,000
January 2029	100,000
July 2029	100,000
January 2030	100,000
July 2030	2,250,000
Total	$3,000,000

These payments will be capitalized when paid in the “Mineral rights and interests” component of “Properties, plants and equipment, net” in the Consolidated Balance Sheets.

The Fairbanks Agreement requires a royalty payment by the Company based on the production from the claims (“Net Smelter Royalty on Claims”) and another royalty payment by the Company based on the production from certain areas surrounding these one hundred and twenty mining claims (“Net Smelter Royalty on Surrounding Area”). A certain percentage of the Net Smelter Royalty on Claims can be purchased back by the Company with certain factors causing an escalation in this buyback amount. Also, the Fairbanks Agreement includes a commitment by the Company to spend an aggregate of $2,250,000 on exploring and developing these claims over five years from the agreement date, with various milestones over this five-year period. The Fairbanks Agreement can be terminated without cause at any time by the Company with thirty days’ notice.

Supply Agreement

Our Montana facility purchases ore primarily from one supplier located in Canada. In February 2025, the Company renewed its annual contract with this supplier for calendar year 2025, which had similar terms and conditions as the prior contract other than as follows: i) larger quantities of ore supply for fiscal year 2025 were projected, ii) pricing terms were amended to include tiered pricing based on ore supply volume, and iii) immediate termination or suspension of the contract by either party was included should the cost of any tariff, import duty, or other similar charge make this arrangement uneconomical.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BRZ Lease

BRZ has a lease with Zeolite, LLC that entitles BRZ to surface mine and process zeolite on property in Preston, Idaho, in exchange for an annual payment and a royalty payment, which is based on the amount of zeolite shipped from the leased property (“BRZ Lease”). In February 2025, the Company extended the BRZ Lease through December 31, 2034 with similar terms and conditions as the prior agreement.

Personal Residence Purchase

In February 2025, the Company purchased a personal residence located near its operations in Thompson Falls, Montana for $445,000, which will be used by management personnel working in Montana. This asset and related expenses will be included in the “All Other” category in the Company’s segment reporting.

Philipsburg Lease

The Company leases a metals concentration facility in Philipsburg, Montana. In February 2025, the Company amended its Philipsburg Lease extending the term of the lease to September 2, 2026 and changing the fixed monthly lease payments to $10,000 per month through the month of June 2025, $25,000 per month during the months of July 2025 to October 2025, and $95,000 per month thereafter to the end of the lease term.

Sale of Common Stock

In February 2025, the Company sold 200,000 shares of its common stock in an “at the market offering” at a weighted average price of $2.042 for gross proceeds of $408,400.

Common Stock Warrants

In February and March of 2025, the Company issued 400,000 shares of common stock related to the exercise of warrants and received gross proceeds, at a weighted average exercise price of $0.85, of $340,000.

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

Management assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles, due to material weaknesses in the design, documentation, and monitoring of our internal control over financial reporting, the absence of proper segregation of duties, and the potential for management override of internal controls.

The Company’s limited staff has made it difficult to have an effective design, documentation, and monitoring of its internal control over financial reporting and proper segregation of duties. Due to the significance of potential misstatement that could result due to the deficient controls and the absence of sufficient mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

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

The Company has implemented several initiatives to begin remediation of the weaknesses in its internal controls, some of which include: (i) hiring a chief financial officer experienced with public company financial reporting and designing and implementing effective internal control environments, (ii) adding Board members to its audit committee who have extensive background in publicly traded companies and governance, (iii) implementing software designed to enhance segregation of duties, workflow authorization, and payment processing, (iv) implementing a cloud-based folder system with controls for sharing, organizing, training, protecting, and storing its data, and (v) hiring an accounting manager to strengthen certain segregation of duties controls. Also, the Company is reviewing additional plans to strengthen its internal controls, some of which include: (i) automating manual processes with various software packages to increase data accuracy, (ii) hiring additional personnel to further strengthen controls in certain areas, (iii) designing controls to formalize and strengthen roles and responsibilities, (iv) designing certain entity-level controls to strengthen the control environment, (v) implementing cloud-based financial reporting applications that allow for increased collaboration, transparency, and review of financial reporting, and (vi) involving external experts as needed.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following sets forth certain information related to our executive officers and directors as of March 14, 2025:

Name	Age	Position
Gary C. Evans	67	Chairman and CEO (PEO)
Lloyd Joseph Bardswich	80	EVP, Chief Mining Engineer and Director
Richard R. Isaak	57	SVP, Chief Financial Officer (PFO)
John C. Gustavsen	76	President of Antimony Division
Jeffrey R. Fink	40	VP & General Manager of BRZ
Melissa M. Pagen	49	SVP, Corporate Development and Governmental Relations
Dr. Blaise Aguirre	60	Director
Joseph A. Carrabba	72	Director
Michael A. McManus	82	Director

Business Experience of Executive Officers and Directors

Gary C.  Evans – Chairman & CEO – Gary C. Evans joined the Board of Directors in November 2022. Mr. Evans became Chairman of our Board in July 2023 and served as Chairman and Co-CEO from March 2024 to November 2024. Mr. Evans currently serves as our Chairman and CEO since December 2024. He is a serial entrepreneur. Throughout his career, he has taken three separate energy companies public on the NYSE. At present, he has served since 2016 as Chairman of the Board and Chief Executive Officer, and is the largest shareholder of Evergreen Sustainable Enterprises, Inc. (“Evergreen”). Mr. Evans launched Evergreen as an evolution from his hemp company, Generation Hemp, Inc, while developing diversified green energy plants designed to use hemp biomass as biofuel to generate power to mine Bitcoin. Throughout his career, Mr. Evans has raised various forms of capital on Wall Street that have exceeded $7 billion. Mr. Evans has previously served for 24 years as a Director of Novavax Inc. (Nasdaq: “NVAX”), a clinical-stage vaccine biotechnology company involved in the development of COVID-19 vaccines, which achieved a market capitalization in excess of $18 billion during the pandemic, where he also previously served as Chairman, CEO and Lead Director.  He has extensive experience in the public and private financial business sectors as well as entrepreneurial expertise in start-up enterprises to multi-billion-dollar corporations. Additionally, Gary C. Evans has a history of successful dealings with investor relations and financial institutions. Mr. Evans was recognized by Ernst and Young as the Southwest Area 2004 Entrepreneur of the Year for the Energy Sector and was subsequently inducted into the World Hall of Fame for Ernst & Young Entrepreneurs. Mr. Evans was also recognized as the Energy Industry Leader of the year in 2013 and chosen by Finance Monthly in 2013 as one of the most respected CEO’s. Mr. Evans was chosen as the Best CEO in the “Large Company” category by Texas Top Producers in 2013. He additionally won the Deal Maker of the Year Award in 2013 by Finance Monthly. Mr. Evans serves on the Board of the Maguire Energy Institute at Southern Methodist University and now speaks on the current affairs of the hemp industry at hemp industry conferences, on radio networks, and podcasts.

Lloyd Joseph Bardswich – EVP, Chief Mining Engineer & Director - Lloyd Joseph Bardswich joined the Board of Directors in February 2021. Mr. Bardswich served as Co-CEO and director from March 2024 to November 2024. Mr. Bardswich currently serves as EVP, Chief Mining Engineer and director since December 2024. He has extensive experience in mining, mining engineering, management, drilling, metallurgy and plant design. He is a registered Professional Mining Engineer, can serve as a QP (Qualified Person) regarding reporting to NI43-101 standards and has worked as a Mine Safety Engineer, Mine Foreman, Mine Manager and Mining Consultant. Since July 15, 2015, he has served as President of L.J. Bardswich Mine Consultant Inc., a Montana S corporation which provides consulting services to the mining industry. He also served as a director of Northern Vertex Mining Corporation (TSXV-NEE) from 2010 to February 2021, when Northern Vertex Mining Corporation (TSXV - NEE) acquired Eclipse Gold Mining Corporation (EGLD - TSXV). Also, he serves as President and as a Director of Frisco Gold Corporation, an Arizona S corporation, since October 14, 2019 to the present.

Richard R. Isaak – SVP, Chief Financial Officer – Richard R. Isaak has served as the Company’s SVP, Chief Financial Officer since July 2023. Rick started his career at Ernst & Young as a CPA in the assurance and advisory business services area for 12 years with extensive experience with managing public company audits and SEC reporting primarily for large, multinational companies as well as with information technology audits related to companies in various industries and data centers. After Ernst & Young, Rick served in several senior leadership roles including CFO, Chief Accounting Officer, Controller, Treasurer, and Head of Investor Relations at four different companies over 20 years. In these senior level roles, Rick was very involved with strategic planning and execution and led large, company-wide transformational projects in many areas across companies including finance, operations, real estate, treasury, investor relations, and shared services.

John C. Gustavsen – President of Antimony Division - John C. Gustavsen has served as President of our Antimony Division since March 2024. He joined the Company in November 2011 as one of its Vice Presidents and, from June 2020 to March 2024, served as our Chief Executive Officer. He also served on our Board of Directors from August 2022 to August 2023. He graduated from Rutgers University in 1970 with a BS in chemistry and started work for Harshaw Chemical (purchased by Amspec Chemical Corporation), a major producer of antimony trioxide, where he became president and treasurer in 1983 and was promoted to CEO in 1990.

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

Melissa Pagen – SVP, Corporate Development and Governmental Relations – Melissa Pagen has served as SVP, Corporate Development and Governmental Relations since May 2024 and also served the Company with consulting services from April 2023 through December 2023. Ms. Pagen built over twenty years of professional and executive experience in managerial and officer positions in several industries and in both the private and public sectors with a demonstrated history in consumer goods, business development, investor relations, and industrial technologies within both the energy sector and water treatment sector. From 2019 to 2024, Melissa worked as Senior Vice President of Corporate Development under the leadership of Gary C. Evans at Evergreen Sustainable Enterprises, Inc. where she managed all marketing and investor relations, developed data center projects across the U.S. through relationships with utilities and private landowners, and branded, trademarked, and launched two consumer goods product lines. Melissa holds a BA from the University of California, Los Angeles (summa cum laude) with an emphasis in writing.

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

Michael A. McManus – Director – Michael A. McManus joined the Board of Directors in August 2023. He is a recognized leader and builder of enterprises with successes as a public company CEO, senior government experience, a lawyer, new product development leader, and has served as a board member of several companies. He served as a board member of Novavax, a biotechnology company committed to help address serious infectious diseases globally through the discovery, development, and delivery of innovative vaccines to patients around the world from 1998 to 2022. Mr. McManus has previously served as president, chief executive officer, and director at Misonix, Inc., a medical, scientific, and industrial provider of ultrasonic and air pollution systems, from 1998 to 2016. Prior to that tenure, he was president and chief executive officer at New York Bancorp Inc. from 1991 to 1998. From 1990 through November 1991, Mr. McManus was president and chief executive officer at Jamcor Pharmaceuticals Inc. Previously, Mr. McManus served as an assistant to the President of the United States from 1982 to 1985 and held positions with Pfizer Inc. and Revlon Group. Mr. McManus received a BA in economics from the University of Notre Dame and a JD from the Georgetown University Law Center. He served in the US Army Infantry from 1968 through 1970. He is also a recipient of the Ellis Island Medal of Honor.

Legal Proceedings

We are not aware of any involvement by our directors or executive officers during the past ten years in legal proceedings that are material to an evaluation of the ability or integrity of any director or executive officer.

Corporate Governance

Our Board directs the management of our business and affairs and conducts its business through meetings of the Board and standing committees. We have a standing audit committee, compensation committee and nominating and corporate governance committee. The Board has determined that three of our five directors, Blaise Aguirre, Joseph Carrabba, and Michael McManus, are “independent” within the meaning of applicable NYSE American and SEC standards for service on the Board of an NYSE American listed company. During the year ended December 31, 2024, the Board of Directors held twelve meetings.

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

Our Audit Committee meets with our management and our external auditors to review matters affecting financial reporting, the system of internal accounting and financial controls and procedures, audit procedures, and audit plans. Our Audit Committee reviews our significant financial risks and is involved in the appointment of senior financial executives.

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

During the fiscal year ended December 31, 2024, the Audit Committee met four times. A copy of the Audit Committee charter is available on our website at www.usantimony.com.

Compensation Committee

Our Compensation Committee is composed of the following directors, each of whom is independent (under Section 803A of the NYSE American Company Guide): Joseph Carrabba, Blaise Aguirre, and Michael McManus.

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

In addition, our Compensation Committee reviews both our overall salary objectives and significant modifications made to employee benefit plans, including those applicable to executive officers, and proposes stock awards, if any. The Compensation Committee has determined that the Company’s compensation policies and practices for its employees generally, not only with respect to executive officers, are not reasonably likely to encourage behavior that would create an abnormal amount of risk to the Company.

The Compensation Committee does not and cannot delegate its authority to determine director and executive officer compensation.

During the fiscal year ended December 31, 2024, the Compensation Committee met three times. A copy of the Compensation Committee charter is available on our website at www.usantimony.com.

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

The Nominating and Corporate Governance Committee considers diversity in the selection of nominees for directors as part of its overall selection strategy. In considering diversity of the Board as a criterion for selecting nominees, the Nominating and Corporate Governance Committee considers various factors and perspectives, including differences of viewpoint, professional experience, education, personal and professional skills and other individual qualities and attributes that contribute to Board heterogeneity, as well as race, gender and national origin. The Nominating and Corporate Governance Committee seeks persons with leadership experience in many contexts. The Nominating and Corporate Governance Committee believes that this conceptualization of diversity is the most effective means to implement Board diversity. The Nominating and Corporate Governance Committee will assess the effectiveness of this approach as part of its annual review of its charter.

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

During the fiscal year ended December 31, 2024, the Nominating and Corporate Governance Committee met two times. A copy of the Nominating and Corporate Governance Committee charter is available on our website at www.usantimony.com.

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

Based solely on our review of copies of Forms 3, 4 and 5 filed with the SEC during or relating to 2024 and written representations provided to the Company, the Company has determined that Jeffrey Fink and Joseph A. Carrabba filed their Forms 3 late in an earlier fiscal period.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer, and controller, or persons performing similar functions. A copy of the code is available on our corporate website, at https://www.usantimony.com. We intend to disclose any amendment to, or waiver from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller on our corporate website. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. We comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for the last two completed fiscal years for our principal executive officer during the year ended December 31, 2024, the two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2024 and whose total compensation for  2024 exceeded $100,000, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2024. These officers are referred to as our named executive officers.

In 2024, our “named executive officers” and their positions were as follows:

•	Gary C. Evans, CEO and Chairman (PEO);
•	Lloyd Joseph Bardswich, EVP, Chief Mining Engineer and Director;
•	Richard R. Isaak, SVP, Chief Financial Officer (PFO); and,
•	John C. Gustavsen, President of Antimony Division.

Summary Compensation Table

The following table provides information related to compensation of our named executive officers:

				Stock	Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)
Gary C. Evans, Chairman and CEO (1)	2024	$-	$200,000	$165,000	$120,000	$173,740	$658,740

Lloyd Joseph Bardswich, EVP, Chief Mining Engineer & Director (2)	2024	$12,692	$100,000	$110,000	$80,000	$89,167	$391,859

Richard R. Isaak, SVP, Chief Financial Officer (3)	2024	$174,635	$150,000	$44,000	$64,000	$9,856	$442,491
	2023	$107,692	$-	$-	$-	$1,958	$109,650

John C. Gustavsen, President of Antimony Division (3)	2024	$171,538	$100,000	$66,000	$80,000	$11,105	$428,643
	2023	$140,994	$-	$-	$-	$10,642	$151,636

(1)	All other compensation represents fees paid for board service ($167,084) and health insurance costs paid by the Company ($6,656).
(2)	Salary earned as EVP, Chief Mining Engineer was for the month of December 2024. All other compensation represents fees paid for board service.
(3)	All other compensation represents health insurance costs paid by the Company.

Compensation for all executive officers, except for the CEO position, is recommended to the compensation committee of the Board by the CEO. The compensation committee makes a recommendation for the compensation of the CEO. The compensation committee has identified a peer group of companies to aid in reviewing the CEO’s compensation recommendations for executives, and for reviewing the compensation of the CEO. The full Board approves the compensation amounts recommended by the compensation committee. The material compensation components of named executive officers include salary, bonus, and equity awards.

The following table provides information related to outstanding equity awards of our named executive officers as of December 31, 2024:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Value of Shares or Units of Stock that have not Vested ($)
Gary C. Evans, Chairman and CEO	750,000	$0.22	3/1/2027	500,000	$885,000
Lloyd Joseph Bardswich, EVP, Chief Mining Engineer & Director	500,000	$0.22	3/1/2027	333,333	$589,999
Richard R. Isaak, SVP, Chief Financial Officer	400,000	$0.22	3/1/2027	133,333	$235,999
John C. Gustavsen, President of Antimony Division	500,000	$0.22	3/1/2027	200,000	$354,000

Equity Award Timing

The Board and compensation committee are responsible for approving stock grants for executive officers. Stock awards are typically granted at the start of employment with the Company and around the end of the calendar year. The purpose of these stock grants is to set performance expectations for the executive officer over the next several years for the financial and operational success of the Company, thereby advancing the Company’s interests and the interests of the Company’s shareholders. One of the Board and Compensation Committee’s considerations when approving stock grants is reviewing the timing of the grant in relation to potential upcoming events, especially if the potential event involves material nonpublic information. The intention of the Board and compensation committee is to avoid having disclosure of material nonpublic information affect the value of the stock grant. During the year ended December 31, 2024, stock options were not awarded to a named executive officer in close proximity to a filing with the Securities and Exchange Commission that disclosed material nonpublic information.

Insider Trading Policy

The Company has adopted an Insider Trading Policy that applies to all our directors, officers and employees. We believe our Insider Trading Policy is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to comply with applicable laws, and to provide accountability for adherence to the policy. Our Insider Trading Policy is included in Exhibit 19 to this Annual Report and is also available on our web site at www.usantimony.com.

Compensation of Directors

The following table provides information related to compensation of our directors for the year ended December 31, 2024:

Name	Fees Earned or paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Gary C. Evans, Chairman and CEO	$167,084	$165,000	$120,000	$452,084
Lloyd Joseph Bardswich, EVP, Chief Mining Engineer & Director	$89,167	$110,000	$80,000	$279,167
Dr. Blaise Aguirre, Director	$127,001	$55,000	$80,000	$262,001
Joseph A. Carrabba, Director	$108,997	$27,500	$40,000	$176,497
Michael A. McManus, Director	$133,000	$55,000	$80,000	$268,000

The fees earned by our directors follow the results of a study prepared an independent firm using peer data, among other things, to determine market pay for our directors and can be calculated as follows: $65,000 annual retainer for each Board member, $70,000 additional annual retainer for the chairman, $30,000 additional annual retainer for the lead director, which the Board does not have at this time, $20,000, $13,500, and $13,500 additional annual retainers for the chairs of the audit, compensation, and nominating and governance committees, respectively, $10,000, $7,500, and $5,000 additional annual retainer for each member of the audit, compensation, and nominating and governance committees, respectively, $2,500 for each Board member for attending each Board meeting, $2,000 for the audit committee chair for attending each audit committee meeting, $1,500 for each audit committee member for attending each audit committee meeting, and $1,500 for each compensation and nominating and governance committee chair and member for attending each compensation and nominating and governance committee meeting.

Restricted stock and stock options are granted to our directors as a means of developing a sense of proprietorship and personal involvement in our development and financial success and encouraging them to devote their best efforts to our business, thereby advancing our interests and the interests of our shareholders. These grants typically vest over three years to aid with board service longevity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 14, 2025 by (i) each person who is known by us to beneficially own more than 5% of our Series B and C preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person's address is c/o United States Antimony Corporation, P.O. Box 643, 47 Cox Gulch, Thompson Falls, Montana 59873.

Title of Class of Stock	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class (1)	Percent of Voting Stock (1)
More than 5% owners:
Common Stock	Kenneth M Reed, 4 Betsy Lane, Dover, MA 02030	8,118,729		7.1%	7.1%
Common Stock	Lydia Dugan & Patrick Dugan, 3009 Post Oak Boulevard Suite 1212, Houston, Texas	8,114,027		7.1%	7.1%
Common Stock	Creative Planning, LLC, 5454 W. 110th Street Overland Park, KS 66211	7,435,101		6.5%	6.5%
Common Stock	Russell Lawrence, 1500 Johnson Road, Deary, ID 83823	6,743,147		5.9%	5.9%
Series B Preferred	Excel Mineral Company, P.O. Box 3800 Santa Barbara, CA 93130	750,000	(2)	100.0%	N/A
Series C Preferred	Walter Maquire, Sr., PO Box 129, Keller, VA 23401	49,091	(3)	27.6%	0.04%
Series C Preferred	Richard A. Woods, 59 Penn Circle West Penn Plaza Apts. Pittsburgh, PA 15206	48,305	(3)	27.2%	0.04%
Series C Preferred	Dr. Warren A. Evans, 69 Ponfret Landing Road Brooklyn, CT 06234	48,305	(3)	27.2%	0.04%
Series C Preferred	Edward Robinson, 1007 Spruce Street, 1st floor Philadelphia, PA 19107	32,203	(3)	18.1%	0.03%

Directors and Executive Officers:
Common Stock	Dr. Blaise Aguirre	466,633		0.4%	0.4%
Common Stock	Lloyd Joseph Bardswich	611,461		0.5%	0.5%
Common Stock	Joseph A. Carrabba	83,334		0.1%	0.1%
Common Stock	Gary C. Evans	1,778,818		1.6%	1.5%
Common Stock	Jeffrey Fink	33,333		0.0%	0.0%
Common Stock	John C. Gustavsen	236,200		0.2%	0.2%
Common Stock	Richard R. Isaak	138,334		0.1%	0.1%
Common Stock	Michael A. McManus	559,232		0.5%	0.5%
Common Stock	All Directors and Executive Officers as a Group	3,907,345		3.4%	3.4%
Common and Preferred Voting Stock	All Directors and Executive Officers as a Group	3,907,345		3.4%	3.4%

81

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, which includes the power to dispose of or to direct the disposition of the security or the right to acquire such powers within 60 days. In computing the number of shares of our common stock beneficially owned by a person or entity and the percentage ownership, we deem outstanding shares of our stock subject to options, warrants or other rights held by that person or entity that are currently exercisable or exercisable within 60 days of March 14, 2025. We do not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise indicated, and subject to applicable community property laws, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them. “Percent of Class” is based on 114,632,369 shares of common stock, 750,000 shares of Series B Preferred Stock and 177,904 shares of Series C Preferred Stock outstanding on March 14, 2025. “Percent of Voting Stock” is based on 114,810,273 shares, which is the total of all the common stock issued and all Series C Preferred Stock outstanding at March 14, 2025.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes equity compensation plans that were approved by our shareholders and equity compensation plans that were not approved by our shareholders as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	4,330,000	$0.23	1,480,000
Equity compensation plans not approved by shareholders	-	-	-
	4,330,000	$0.23	1,480,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

During 2024, there were no transactions in which we were a party and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners had a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services

Principal Accounting Fees and Services

The aggregate fees billed by Assure CPA, LLC (“Assure CPA”) for professional services rendered to us for the years ended December 31, 2024 and 2023 were as follows:

	For the Fiscal Years Ended
	December 31,
	2024	2023
Audit Fees (1)	$175,219	$169,738
Audit-Related Fees (2)	7,825	-
Tax Fees (3)	19,075	14,430
All Other Fees (4)	10,400	4,400
Total	$212,519	$188,568

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees relate to services for stock registrations.

(3)	Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

(4)	All other fees consist of services on our legal entity structure and potential acquisitions.

Pre-Approval Policy

Our Board and audit committee review and approve audit and permissible non-audit services performed by Assure CPA, as well as the fees charged by Assure CPA for such services. In its review of non-audit service fees and its appointment of Assure CPA as our independent accountants, the Board considered whether the provision of such services is compatible with maintaining Assure CPA independence. All services provided by Assure CPA in 2024 were pre-approved by the Board and the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. EXHIBITS

The exhibits listed in (b) below are filed as part of this Annual Report and incorporated herein by reference.

(b) Exhibits:

Exhibit Number	Description

3.1	Third Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on August 5, 2024).
3.2	First Restated Bylaws (incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2024).
4.1	Description of Securities (incorporated by reference as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024).
4.2	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on Form 8-K on February 2, 2021).
4.3	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on Form 8-K on July 27, 2020).
14 *	Code of Ethics
19 *	Insider Trading Policy (included in Exhibit 14)
21.1 *	Subsidiaries of the Company
31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
95 *	Mine Safety Disclosure
97	United States Antimony Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_____________________

* Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION (Registrant)

By	/s/ Richard R. Isaak	Date: March 20, 2025
Richard R. Isaak
SVP, Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gary C. Evans	Date:	March 20, 2025
Gary C. Evans, Chairman and CEO (principal executive officer)

By:	/s/ Lloyd Joseph Bardswich	Date:	March 20, 2025
Lloyd Joseph Bardswich, Executive Vice President, Chief Mining Engineer and Director

By:	/s/ Richard R. Isaak	Date:	March 20, 2025
Richard R. Isaak, SVP, Chief Financial Officer (principal financial officer and principal accounting officer)

By:	/s/ John C. Gustavsen	Date:	March 20, 2025
John C. Gustavsen, President of Antimony Division

By:	/s/ Rachel Hubert	Date:	March 20, 2025
Rachel Hubert, Controller

By:	/s/ Dr. Blaise Aguirre	Date:	March 20, 2025
Dr. Blaise Aguirre, Director

By:	/s/ Joseph A. Carrabba	Date:	March 20, 2025
Joseph A. Carrabba, Director

By:	/s/ Michael A. McManus	Date:	March 20, 2025
Michael A. McManus, Director

