Form 10-K/A
period 2024-12-31
UNITED STATES ANTIMONY CORP
filed 2025-04-18
CIK 101538

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) on Form 10-K/A to the Annual Report on Form 10-K of United States Antimony Corporation (the “Company”) for the year ended December 31, 2024 amends the Company’s original Annual Report on Form 10-K (the “Original Form 10-K”) that was initially filed with the U.S. Securities and Exchange Commission on March 20, 2025 (the “Original Filing Date”).  The Consent of Independent Registered Public Accounting Firm (the “Auditor Consent”) was inadvertently omitted in the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains updated certifications by the Company’s Principal Executive Officer and Principal Financial and Principal Accounting Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Principal Executive Officer and Principal Financial and Principal Accounting Officer and auditor consent are being filed or furnished herewith, as the case may be.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Original Form 10-K is hereby amended and restated in its entirety. Other than as expressly set forth above, this Amendment reflects matters as they existed on the Original Filing Date, does not modify or update disclosures presented in the Original Form 10-K and does not reflect any event occurring after the of Original Filing Date.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. EXHIBITS

The exhibits listed in (b) below are filed as part of this Annual Report and incorporated herein by reference.

(b) Exhibits:

Exhibit Number	Description

3.1	Third Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on August 5, 2024).
3.2	First Restated Bylaws (incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2024).
4.1	Description of Securities (incorporated by reference as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024).
4.2	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on Form 8-K on February 2, 2021).
4.3	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on Form 8-K on July 27, 2020).
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025)
19	Insider Trading Policy (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025)
23.1*	Consent of Independent Registered Public Accounting Firm, Assure CPA, LLP
31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
95	Mine Safety Disclosure (incorporated by reference to Exhibit 95 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025)
97	United States Antimony Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_____________________

* Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION (Registrant)

By	/s/ Richard R. Isaak	Date: April 17, 2025
Richard R. Isaak
SVP, Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gary C. Evans	Date:	April 17, 2025
Gary C. Evans, Chairman and CEO (principal executive officer)

By:	/s/ Lloyd Joseph Bardswich	Date:	April 17, 2025
Lloyd Joseph Bardswich, Executive Vice President, Chief Mining Engineer and Director

By:	/s/ Richard R. Isaak	Date:	April 17, 2025
Richard R. Isaak, SVP, Chief Financial Officer (principal financial officer and principal accounting officer)

By:	/s/ John C. Gustavsen	Date:	April 17, 2025
John C. Gustavsen, President of Antimony Division

By:	/s/ Rachel Hubert	Date:	April 17, 2025
Rachel Hubert, Controller

By:	/s/ Dr. Blaise Aguirre	Date:	April 17, 2025
Dr. Blaise Aguirre, Director

By:	/s/ Joseph A. Carrabba	Date:	April 17, 2025
Joseph A. Carrabba, Director

By:	/s/ Michael A. McManus	Date:	April 17, 2025
Michael A. McManus, Director

