Form 10-Q
period 2025-03-31
UNITED STATES ANTIMONY CORP
filed 2025-05-08
CIK 101538

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2025

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 001-08675

UNITED STATES ANTIMONY CORPORATION
(Exact name of registrant as specified in its charter)

Montana	81-0305822
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4438 W. Lover’s Lane, Unit 100, Dallas, TX	75209
(Address of principal executive office)	(Postal Code)

(406) 606-4117

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	UAMY	NYSE American

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

As of May 5, 2025, there were 117,922,971 shares outstanding of the registrant’s $0.01 par value common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,746,429	$18,172,120
Accounts receivable, net	1,973,286	1,156,564
Inventories	3,991,111	1,245,724
Prepaid expenses and other current assets	127,589	104,161
Total current assets	24,838,415	20,678,569
Property, plant and equipment, net	13,471,988	12,891,447
Operating lease right-of-use assets	410,573	565,289
Restricted cash for reclamation bonds	99,290	98,778
IVA receivable and other assets, net	676,512	408,519
Total assets	$39,496,778	$34,642,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,206,080	$1,545,708
Accrued liabilities	613,159	1,427,146
Accrued liabilities - directors	123,250	141,287
Royalties payable	189,502	133,434
Current portion of operating lease liabilities	452,826	626,562
Current portion of long-term debt	133,409	132,252
Total current liabilities	4,718,226	4,006,389
Operating lease liabilities, net of current portion	294,989	129,007
Long-term debt, net of current portion	161,636	195,425
Asset retirement obligations	1,730,591	1,711,108
Total liabilities	6,905,442	6,041,929
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A - no shares issued and outstanding	-	-
Series B - 750,000 shares issued and outstanding (liquidation preference $976,875 and $975,000, respectively)	7,500	7,500
Series C - 177,904 shares issued and outstanding (liquidation preference $97,847 both periods)	1,779	1,779
Series D - no shares issued and outstanding	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized; 116,109,221 and 112,951,317 shares issued and outstanding, respectively	1,161,092	1,129,512
Additional paid-in capital	72,023,464	68,610,905
Accumulated deficit	(40,602,499)	(41,149,023)
Total stockholders’ equity	32,591,336	28,600,673
Total liabilities and stockholders’ equity	$39,496,778	$34,642,602

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
REVENUES	$7,000,005	$3,072,067
COST OF REVENUES	4,628,275	2,482,582
GROSS PROFIT	2,371,730	589,485
OPERATING EXPENSES:
General and administrative	550,595	500,286
Salaries and benefits	1,000,555	241,605
Professional fees	382,036	212,308
(Gain) loss on sale or disposal of property, plant and equipment, net	(500)	17,494
Other operating expenses	81,052	88,246
TOTAL OPERATING EXPENSES	2,013,738	1,059,939
INCOME (LOSS) FROM OPERATIONS	357,992	(470,454)
OTHER INCOME (EXPENSE):
Interest and investment income	192,156	150,851
Trademark and licensing income	10,843	6,368
Other miscellaneous expense	(14,467)	(9,533)
TOTAL OTHER INCOME, NET	188,532	147,686
INCOME (LOSS) BEFORE INCOME TAXES	546,524	(322,768)
Income tax expense	-	-
Net income (loss)	546,524	(322,768)
Preferred dividends	(1,875)	(1,875)
Net income (loss) available to common stockholders	$544,649	($324,643)

Net income (loss) per share:
Basic	$nil	$nil
Diluted	$nil	$nil
Weighted average shares outstanding:
Basic	113,703,415	107,908,306
Diluted	122,298,290	107,908,306

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the three months ended March 31, 2025 and 2024

					Additional		Total
	Total Preferred Stock		Common stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2024	927,904	$9,279	112,951,317	$1,129,512	$68,610,905	($41,149,023)	$28,600,673
Net income	-	-	-	-	-	546,524	546,524
Share-based compensation	-	-	-	-	245,384	-	245,384
Issuance of common stock under equity incentive plan	-	-	1,101,231	11,013	(11,013)	-	-
Issuance of common stock for cash, net of issuance costs	-	-	1,107,923	11,079	2,381,238	-	2,392,317
Issuance of common stock upon exercise of warrants	-	-	948,750	9,488	796,950	-	806,438
Balance - March 31, 2025	927,904	$9,279	116,109,221	$1,161,092	$72,023,464	($40,602,499)	$32,591,336

					Additional		Total
	Total Preferred Stock		Common stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	($39,418,619)	$25,520,968
Net loss	-	-	-	-	-	(322,768)	(322,768)
Share-based compensation	-	-	-	-	205,925	-	205,925
Issuance of common stock under equity incentive plan	-	-	791,667	7,917	(7,917)	-	-
Balance - March 31, 2024	927,904	$9,279	108,438,984	$1,084,389	$64,051,844	($39,741,387)	$25,404,125

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$546,524	($322,768)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	281,970	106,147
Accretion of asset retirement obligation	19,483	18,271
Noncash operating lease expense	146,962	-
Share-based compensation	245,384	205,925
(Gain) loss on sale or disposal of property, plant and equipment, net	(500)	17,494
Write-down of inventory to net realizable value	-	123,217
Other noncash items	-	(15,695)
Changes in operating assets and liabilities:
Accounts receivable	(816,722)	(432,486)
Inventories	(2,745,387)	394,772
Prepaid expenses and other current assets	(23,428)	(24,798)
IVA receivable and other assets, net	(267,993)	(34,989)
Accounts payable	1,660,372	84,250
Accrued liabilities	(813,987)	4,340
Accrued liabilities – directors	(18,037)	42,249
Royalties payable	56,068	(100,902)
Net cash (used in) provided by operating activities	(1,729,291)	65,027
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of certificates of deposit	-	50,682
Proceeds from sales of property, plant and equipment	500	-
Purchases of property, plant and equipment	(862,511)	(52,713)
Net cash used in investing activities	(862,011)	(2,031)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(32,632)	(21,273)
Proceeds from issuance of common stock, net of issuance costs	2,392,317	-
Proceeds from exercise of warrants	806,438	-
Net cash provided by (used in) financing activities	3,166,123	(21,273)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	574,821	41,723
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	18,270,898	11,954,635
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$18,845,719	$11,996,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$2,937	$651
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Noncash recognition of new operating leases	$63,416	-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

NOTE 1 - NATURE OF OPERATIONS

United States Antimony Corporation and its subsidiaries in the U.S., Mexico, and Canada (“USAC,” the “Company,” “Our,” “Us,” or “We”) sell antimony, zeolite, and precious metals primarily in the U.S. and Canada. The Company processes third party ore primarily into antimony oxide, antimony metal, antimony trisulfide, and precious metals at its facilities located in Montana and Mexico. Antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Antimony metal is used in bearings, storage batteries, and ordnance. Antimony trisulfide is used as a primer in ammunition. The Company also recovers precious metals, primarily gold and silver, at its Montana facility from third party ore. At its Bear River Zeolite (“BRZ”) facility located in Idaho, the Company mines and processes zeolite, a group of industrial minerals used in water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, soil amendment and fertilizer, and other miscellaneous applications. In 2024 and 2025, the Company acquired mining claims and leases located in Alaska and Ontario, Canada and leased a metals concentration facility in Montana that could expand its operations as well as its product offerings.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025, and its results of operations and cash flows for the three months ended March 31, 2025 and 2024. The Condensed Consolidated Balance Sheet as of December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

These unaudited interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the Securities and Exchange Commission on April 18, 2025.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements.

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three-month period ended March 31, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

The Company does not believe that issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock units (“RSUs”), and warrants. Each stock option, RSU, and warrant represents the right to receive one share of the Company’s common stock.

At March 31, 2025 and 2024, the potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive were as follows:

	March 31, 2025	March 31, 2024
Warrants	-	12,346,215
Stock options and restricted stock units	1,460,833	225,695
Total possible share dilution	1,460,833	12,571,910

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

NOTE 4 – REVENUE RECOGNITION

Products consist of the following:

•	Antimony: includes antimony oxide, antimony metal, antimony trisulfide.
•	Zeolite: includes coarse and fine zeolite crushed in various sizes.
•	Precious metals: includes unrefined and refined gold and silver.

Sales by product type for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31, 2025
	2025	2024
Antimony	$5,925,848	$2,469,062
Zeolite	1,094,696	603,005
Precious metals	(20,539)	-
Total revenues	$7,000,005	$3,072,067

Domestic and foreign revenues for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Domestic	$6,901,327	$2,521,451
Canada	98,678	550,616
Total revenues	$7,000,005	$3,072,067

The Company’s trade accounts receivable balance related to contracts with customers was $1,973,286 at March 31, 2025 and $1,156,564 at December 31, 2024, which is net of an allowance for doubtful accounts related to trade accounts receivables of $10,165 at both March 31, 2025 and December 31, 2024. The Company’s products do not involve any warranty agreements and product returns are not typical.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

NOTE 5 – INVENTORIES

Inventories at March 31, 2025 and December 31, 2024 consisted primarily of finished antimony metal and antimony oxide products, antimony ore and concentrates, and finished zeolite products. Inventories are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products and finished zeolite products costs primarily include direct materials, direct labor, overhead, depreciation, and freight. Inventories at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Antimony oxide	$172,334	$254,372
Antimony metal	416,230	154,590
Antimony ore and concentrates	3,035,712	335,588
Total antimony inventory	3,624,276	744,550
Zeolite	366,835	501,174
Total inventories	$3,991,111	$1,245,724

At March 31, 2025 and December 31, 2024, inventories were valued at cost, except for the portion of inventory related to zeolite at December 31, 2024, which was valued at net realizable value because costs were greater than the amount the Company expected to receive upon the sale of the inventory. The adjustment to value zeolite inventory at net realizable value was $65,647 at December 31, 2024.

Antimony oxide and metal inventory consisted of finished products held by the Company’s plant located in Montana. Antimony ore and concentrates were held primarily at its plants located in Montana and Mexico. Some antimony metal is used in processing antimony ore into oxide. The Company’s zeolite inventory consisted primarily of saleable zeolite material at the Company’s plant located in Idaho.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The major components of the Company’s property, plant and equipment (“PP&E”) by segment at March 31, 2025 and December 31, 2024 were as follows:

March 31, 2025	Antimony	Zeolite	All Other	TOTAL
Plant and equipment	$13,688,603	$6,593,813	$427,720	$20,710,136
Buildings	1,106,303	1,705,893	456,970	3,269,166
Mineral rights and interests	-	16,753	310,000	326,753
Land	2,083,094	-	914,443	2,997,537
Construction in progress	-	106,938	-	106,938
Total property, plant and equipment	16,878,000	8,423,397	2,109,133	27,410,530
Accumulated depreciation	(9,770,019)	(3,909,945)	(258,578)	(13,938,542)
Property, plant and equipment, net	$7,107,981	$4,513,452	$1,850,555	$13,471,988

December 31, 2024	Antimony	Zeolite	All Other	TOTAL
Plant and equipment	$13,512,321	$6,597,781	$427,720	$20,537,822
Buildings	1,106,303	1,705,893	11,970	2,824,166
Mineral rights and interests	-	16,753	125,000	141,753
Land	2,083,094	-	914,443	2,997,537
Construction in progress	-	101,938	-	101,938
Total property, plant and equipment	16,701,718	8,422,365	1,479,133	26,603,216
Accumulated depreciation	(9,602,469)	(3,857,785)	(251,515)	(13,711,769)
Property, plant and equipment, net	$7,099,249	$4,564,580	$1,227,618	$12,891,447

In February 2025, the Company purchased a personal residence located near its operations in Thompson Falls, Montana for $445,000, which is presently being used by management personnel that were transferred there and are now working in Montana. This asset and related expenses are included in the “All Other” category in the Company’s segment reporting.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

Mineral rights and interests

In January 2025, the Company executed an agreement to acquire the ownership rights to one hundred and twenty mining claims located in the Fairbanks District of Alaska (“January Fairbanks Agreement”). Payments are to be made by the Company as follows to acquire these claims:

Payment Date	Payment Amount
January 2025	$100,000
July 2025	50,000
January 2026	50,000
July 2026	50,000
January 2027	50,000
July 2027	50,000
January 2028	50,000
July 2028	50,000
January 2029	100,000
July 2029	100,000
January 2030	100,000
July 2030	2,250,000
Total	$3,000,000

These payments are capitalized when paid in the “Mineral rights and interests” component of “Property, plant and equipment, net” in the Condensed Consolidated Balance Sheets.

The January Fairbanks Agreement requires a royalty payment by the Company based on the production from the claims (“Net Smelter Royalty on Claims”) and another royalty payment by the Company based on the production from certain areas surrounding these one hundred and twenty mining claims (“Net Smelter Royalty on Surrounding Area”). A certain percentage of the Net Smelter Royalty on Claims can be purchased back by the Company with certain factors causing an escalation in this buyback amount. Also, the January Fairbanks Agreement includes a commitment by the Company to spend an aggregate of $2,250,000 on exploring and developing these claims over five years from January 2025, with various milestones over this five-year period. The January Fairbanks Agreement can be terminated without cause at any time by the Company with notice.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

In March 2025, the Company executed an agreement to acquire the ownership rights to twenty-five additional mining claims and leases located in the Fairbanks District of Alaska (“March Fairbanks Agreement”). Payments are to be made by the Company as follows to acquire these claims and leases:

Payment Date	Payment Amount
March 2025	$50,000
September 2025	25,000
March 2026	25,000
March 2027	25,000
March 2028	25,000
March 2029	275,000
Total	$425,000

These payments are capitalized when paid in the “Mineral rights and interests” component of “Property, plant and equipment, net” in the Condensed Consolidated Balance Sheets.

The March Fairbanks Agreement requires a royalty payment by the Company based on the production from the claims and leases (“Net Smelter Royalty”). A certain percentage of the Net Smelter Royalty can be purchased back by the Company. Also, the March Fairbanks Agreement includes a commitment by the Company to spend an aggregate of $250,000 on exploring and developing these claims and leases over approximately forty-one months from March 2025, with various milestones over this period. The March Fairbanks Agreement can be terminated without cause by the Company with notice.

NOTE 7 – LEASES

Philipsburg Operating Lease

In September 2024, the Company executed a contract to lease a metals concentration facility located in Philipsburg, Montana. The Company amended this lease in March 2025 extending the term of the lease to September 2, 2026 and changing the fixed monthly lease payments to $10,000 per month through the month of June 2025, $20,000 per month during the months of July 2025 to October 2025, and $95,000 per month thereafter to the end of the lease term. The $95,000 per month payment includes a fixed monthly fee of $45,000 and a minimum milling fee of $50,000 per month. An additional payment of $50 per ton is due each month in the last twelve months of the lease for all milling in excess of 1,000 tons per month. The Company has not included any milling fee payments above the minimum in its lease liability as it is not deemed probable at this time. The Company recorded the present value of the original fixed lease cost in September 2024 over the lease term as a lease liability and Right of Use (“ROU”) asset. As a result of the amendment in March 2025, the Company reduced the ROU asset and corresponding lease liability by $37,448. The Company used its incremental borrowing rate of 3.49% when determining the present value of future payments of this operating lease as the rate implicit in the lease was not readily determinable. The lease includes provisions for the Company to use the existing mill building and all contents related to its use and to process owned and non-owned ore containing antimony and other critical minerals. The lease does not include any transfer of ownership of the facility at the end of the lease, nor any option to extend the lease or purchase the facility, nor any residual value guarantees. The Company can terminate the lease without cause with thirty days’ notice and must provide the facility to the lessor at the end of the lease in the same condition as it was received.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

The lease liability related to this operating lease, which represents the present value of the lease payments, was $701,557 at inception of the lease amendment and $691,894 and $755,569 at March 31, 2025 and December 31, 2024, respectively. The ROU asset, which includes the unamortized portion of initial direct costs (“IDC”) and is adjusted for any accrued or prepaid lease, was $565,289 and $354,652 at March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $176,962 and $nil, respectively, of lease expense related to this lease and IDC in “Cost of Revenues” in the Condensed Consolidated Statements of Operations. Lease payments were $30,000 and $nil during the three months ended March 31, 2025 and 2024, respectively, which were included in operating cash flows.

Dallas Operating Lease

In the first quarter of 2025, the Company executed a contract to lease office space for its corporate headquarters located in Dallas, Texas with a lease term of 24 months and total fixed payments during the term of $3,945 per month, or $94,680 in total. The Company is amortizing the lease on a straight-line basis over the term of the lease. The Company recorded the present value of the lease payments over the term as a lease liability and ROU asset. The Company’s incremental borrowing rate of 3.49% was used as the discount rate as the rate implicit in the lease was not readily determinable. The lease does not include any transfer of ownership of the office space at the end of the lease, nor any option to extend the lease or purchase the facility, nor any residual value guarantees. The Company cannot terminate the lease without cause, and must provide the office space to the lessor at the end of the lease in the same condition as it was received.

The lease liability related to this operating lease, which represents the present value of the lease payments, and ROU asset were $63,416 at inception of the lease and were $55,921 and $nil at March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $7,890 and $nil, respectively, of lease expense related to this lease in “General and administrative” in the Condensed Consolidated Statements of Operations. Lease payments were $7,890 and $nil during the three months ended March 31, 2025 and 2024, respectively, which were included in operating cash flows. The Company made a security deposit payment of $3,945 at the inception of the lease.

The following table summarizes expense and cash payments for both operating leases during the periods noted:

	For the three months ended
	March 31, 2025	March 31, 2024
Operating lease expense	$184,852	$-
Cash paid for operating lease liability	37,890	-
Cash paid for security deposit	3,945	-

At March 31, 2025, the weighted average remaining lease term of operating leases was 17 months and the weighted average discount rate for operating leases was 3.49%.

The following table is a maturity analysis of the future minimum lease payments for operating leases as of March 31, 2025:

Twelve months ending March 31,
2026	$632,340
2027	514,450
Total operating lease payments	1,146,790
Less: discount on lease liability	(398,975)
Total operating lease liability	747,815
Less: current portion of operating lease liability	(452,826)
Noncurrent operating lease liability	$294,989

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

NOTE 8 – LONG-TERM DEBT

Long-term debt at March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Installment contract payable to Komatsu, bearing interest at 3.49%, payable in 36 monthly installments of $11,799 maturing May 2027; collateralized by the Wheel Loader	$295,045	$327,677
Less current portion of debt	(133,409)	(132,252)
Long-term debt, net	$161,636	$195,425

At March 31, 2025, principal payments on debt were due as follows:

Twelve months ending March 31,	Total
2026	$133,409
2027	126,444
2028	35,192
$295,045

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

NOTE 9 – TAX

Mexico Tax Assessment

In 2015, the Mexican tax authority (“SAT”) initiated an audit of the U.S. Antimony de Mexico, S.A. de C.V. (“USAMSA”) 2013 income tax return. In October 2016, as a result of its audit, SAT assessed the Company $13.8 million pesos, which was approximately $666,400 in U.S. Dollars (“USD”) as of December 31, 2016. SAT’s assessment was based on the disallowance of specific costs that the Company deducted on the 2013 USAMSA income tax return. The assessment was settled in 2018 with no assessment due from the Company.

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

Mexico Import Value Added Tax

USAMSA has a receivable of $961,941 and $907,408 at March 31, 2025 and December 31, 2024, respectively, related to Import Value Added Tax (“IVA tax” or “VAT”) it pays on certain goods and services, which represents the amounts to be reimbursed from the Mexican government. USAMSA also has established an allowance for estimated uncollectible amounts associated with this IVA tax receivable of $615,636 and $575,151 at March 31, 2025 and December 31, 2024, respectively. The net IVA tax receivable of $346,305 and $332,257 at March 31, 2025 and December 31, 2024, respectively, is recorded in “IVA receivable and other assets, net” in the Condensed Consolidated Balance Sheets.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Historically, BRZ has been assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). During the three months ended March 31, 2025, BRZ did not receive any citations from MSHA. At March 31, 2025 and December 31, 2024, BRZ had $nil and $19,074, respectively, of accrued liabilities relating to MSHA citations.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the three months ended March 31, 2025 and 2024, the Company issued 1,101,231 shares and 791,667 shares, respectively, of its common stock in conjunction with the vesting of RSUs and exercising of stock options. See the “Share-Based Compensation” section below for further details.

Sale of Common Stock

During the three months ended March 31, 2025, the Company sold 1,107,923 shares of its common stock in an “at the market offering” and received gross proceeds of $2,437,375 based on a weighted average price of $2.20 per share. A total of $45,058 of direct issuance costs were incurred related to this sale. The Company did not sell any of its common stock during the three months ended March 31, 2024.

The Company also issued 948,750 shares of its common stock in the first quarter of 2025 related to the exercise of warrants. See the “Common Stock Warrants” section below for further details.

Share-based compensation

In December 2023, the shareholders of the Company approved our 2023 Equity Incentive Plan (“the Plan”), which provides for the grant of incentive stock options and non-qualified stock options to purchase shares of our common stock and other types of awards. The general purpose of the Plan is to provide a means whereby eligible employees, officers, directors and other service providers develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our shareholders. During the three months ended March 31, 2025, the Company granted stock options and RSUs totaling 470,000 and 250,000, respectively, pursuant to the Plan. Once vested, each stock option and RSU represent the right to receive one share of the Company’s common stock. The maximum number of shares of common stock available for issuance in connection with stock options, RSUs, and other awards granted under the Plan is 8,700,000.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

Share-based compensation expense for the periods noted was as follows:

	Three Months Ended March 31,
	2025	2024

Stock options	$152,512	$15,911
RSUs	92,872	190,014
Total share-based compensation expense	$245,384	$205,925

For the three months ended March 31, 2025, share-based compensation expense of $67,708, $173,776 and $3,900 was included in “General and administrative,” “Salaries and benefits” and “Professional fees,” respectively, in the Company’s Condensed Consolidated Statement of Operations. For the three months ended March 31, 2024, share-based compensation expense of $160,069 and $45,856 was included in “General and administrative” and “Salaries and benefits,” respectively, in the Company’s Condensed Consolidated Statement of Operations.

Stock options

Stock options granted have either a 3-year or 10-year contractual term and are subject to either service or performance-based vesting conditions. The following table shows the weighted-average assumptions used to value options granted during the three months ended March 31, 2025:

Three Months Ended
Grant-Date Weighted-Average Assumptions	March 31, 2025
Expected term (in years)	8.1
Risk-free interest rate	4.4%
Expected dividend yield	0.0%
Expected volatility	96.4%
Fair value per share of options granted	$1.54

Expected term – The expected term represents the period of time that options are expected to be outstanding. As the Company does not have sufficient historical exercise behavior, it uses the contractual term of the option or the simplified method as defined in Staff Accounting Bulletin Topic 14 for the expected term assumption.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

Activity with respect to stock options is summarized as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (in years)	Value
Options outstanding, December 31, 2024	4,330,000	$0.23	3.7	$6,652,700
Granted	470,000	$1.81	-	-
Exercised	(322,500)	$0.23	-	-
Forfeited	(166,667)	$0.22	-	-
Expired	-	-	-	-
Options outstanding, March 31, 2025	4,310,833	$0.41	4.3	$7,731,574
Nonvested options, March 31, 2025	3,594,166	$0.44	4.7	$6,317,574
Vested and exercisable options, March 31, 2025	716,667	$0.23	2.4	$1,414,000

At March 31, 2025, total unrecognized share-based compensation expense related to stock options was $1,121,058, which is expected to be recognized over a weighted-average remaining period of 2 years. During the three months ended March 31, 2025, 322,500 stock options were exercised to purchase shares of common stock in a cashless exercise pursuant to which 46,269 shares of common stock were surrendered to the Company to pay for the aggregate exercise price of the stock options and 276,231 shares of common stock were issued. The total intrinsic value of the 322,500 stock options exercised during the three months ended March 31, 2025 was $475,533.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

Restricted stock units

Activity with respect to RSUs is summarized as follows:

		Weighted-Average
		Grant-Date
		Fair Value
	Shares	Per Share
Nonvested shares at December 31, 2024	2,090,000	$0.24
Granted	250,000	$1.78
Vested and issued	(825,000)	$0.22
Forfeited	-	-
Nonvested shares at March 31, 2025	1,515,000	$0.51

At March 31, 2025, total unrecognized share-based compensation expense related to RSUs was $683,758, which is expected to be recognized over a weighted-average remaining period of 2 years. The weighted-average remaining contractual term of the nonvested RSU shares was 1.5 years at March 31, 2025.

Common stock warrants

During the first quarter of 2025, the Company issued 948,750 shares of common stock related to the exercise of warrants and received gross proceeds of $806,438, based on their exercise price of $0.85 per share. No warrants were issued or expired during the three months ended March 31, 2025 and 2024 nor were any warrants exercised during the three months ended March 31, 2024.

Following is a summary of the Company’s warrant activity during the three months ended March 31, 2025:

	Number of	Weighted Average
	warrants	Exercise Price
Balance outstanding at December 31, 2024	10,142,215	$0.77
Exercised	(948,750)	0.85
Balance outstanding at March 31, 2025	9,193,465	$0.76

Each warrant represents the right to receive one share of the Company’s common stock. The composition of the Company’s warrants outstanding at March 31, 2025 was as follows:

Number of warrants	Exercise Price	Expiration Date	Remaining life (years)
2,085,715	$0.46	1/27/2026	0.83
6,301,250	$0.85	8/3/2026	1.34
806,500	$0.85	2/1/2026	0.84
9,193,465

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

NOTE 12 – BUSINESS SEGMENTS

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

The Company has no active operations at, nor any revenue being generated from the following four components of its business: Los Juarez, Mexico in our ADM subsidiary, Ontario, Canada, Alaska, and Philipsburg, Montana. Also, the chief operating decision maker does not regularly review the operating results of these components. Therefore, these components have been included in the “All Other” category for segment reporting. The Company’s chief operating decision maker is its chief executive officer.

Total assets by segment at March 31, 2025 and December 31, 2024 were as follows:

Total Assets	March 31, 2025	December 31, 2024
Antimony segment:	$31,504,305	$27,230,312
Zeolite segment	5,771,886	5,604,003
All other	2,220,587	1,808,287
Total assets	$39,496,778	$34,642,602

Total capital expenditures by segment for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
Capital expenditures	2025	2024
Antimony segment	$176,282	$-
Zeolite segment	56,229	52,713
All other	630,000	-
Total capital expenditures	$862,511	$52,713

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

Selected segment operational information for the three months ended March 31, 2025 and 2024 were as follows:

For the three months ended March 31, 2025	Antimony	Zeolite	All Other	Total
Total revenues	$5,905,309	$1,094,696	$-	$7,000,005
Depreciation and amortization	167,551	107,356	7,063	281,970
Income (loss) from operations	1,143,840	(307,776)	(478,072)	357,992
Other income				188,532
Income tax expense				-
Net income				$546,524

For the three months ended March 31, 2024	Antimony	Zeolite	All Other	Total
Total revenues	$2,469,062	$603,005	$-	$3,072,067
Depreciation and amortization	19,795	82,328	4,024	106,147
Income (loss) from operations	218,791	(657,329)	(31,916)	(470,454)
Other income				147,686
Income tax expense				-
Net loss				($322,768)

Note 13 - SUBSEQUENT EVENTS

Line of Credit

The Company secured a $5 million line of credit (“LOC”) facility in April 2025, which bears interest at one percent above the base commercial rate. Also in April 2025, the Company invested approximately $10 million of its cash and cash equivalents in U.S. Treasury Strips with maturities up to approximately 5 years. These investments serve as collateral for the LOC. The Company has had no borrowings on this facility.

Common stock warrants

In April 2025, the Company issued 1,313,750 shares of common stock related to the exercise of warrants and received gross proceeds of $1,116,688, based on their exercise price of $0.85 per share.

Expansion of Thompson Falls, Montana Smelting Operations

In April 2025, the Company executed a definitive contract with WSP USA Inc. (“WSP”) to complete engineering and construction services to expand our smelting operations located in Thompson Falls, Montana. Total capital expenditures associated with the expansion are estimated to be less than $15 million.

Sale of Common Stock

In May 2025, the Company sold 276,586 shares of its common stock in an “at the market offering” and received gross proceeds of $974,230 based on a weighted average price of $3.52 per share. A total of $17,659 in direct issuance costs were incurred related to this sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Readers should note that, in addition to the historical information contained herein, this Quarterly Report and the exhibits attached hereto contain “forward-looking statements” within the meaning of, and intended to be covered by, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon current expectations and beliefs concerning future developments and their potential effects on United States Antimony Corporation (“US Antimony,” “USAC,” and the “Company”) including matters related to the Company’s operations, pending contracts and future revenues, financial performance, and profitability, ability to execute on its increased production and installation schedules for planned capital expenditures, and the size of forecasted deposits. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which they are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. The reader is cautioned not to put undue reliance on these forward-looking statements, as these statements are subject to numerous factors and uncertainties.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes,” “expects” or “does not expect,” “is expected,” “outlook,” “anticipates” or “does not anticipate,” “plans,” “estimates,” “forecast,” “project,” “pro forma,” or “intends,” or stating that certain actions, events or results “may” or “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made and are subject to assumptions and uncertainties. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks related to:

•	The Company’s properties being in the exploration stage;
•	Macroeconomic factors;
•	The imposition of new tariffs, changes in trade policy or agreements, or the escalation of trade tensions between the United States and other countries or regions could have a material adverse impact on our business;
•	Continued operational losses;
•	Negative consequences related to mineral operations being subject to existing and new government regulations within and outside the United States;
•	The Company’s ability to obtain additional capital to develop the Company’s resources, if any;
•	Concentration of customers;
•	Increase in energy costs;
•	Mineral exploration and development activities;
•	Mineral estimates;
•	The Company’s insurance coverage for operating risks;
•	The fluctuation of prices for antimony and precious metals, such as gold and silver;
•	The competitive industry of mineral exploration;
•	The title and rights in the Company’s mineral properties;
•	Environmental hazards;
•	The possible dilution of the Company’s common stock from additional financing activities;
•	Metallurgical and other processing problems;
•	Unexpected geological formations;
•	Global economic and political conditions;
•	Staffing in remote locations;
•	Changes in product costing;
•	Inflation on operational costs and profitability;

•	Competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities);
•	Global pandemics, natural disasters, or civil unrest;
•	Mexican labor and other issues regarding safety and organized control over our properties;
•	The positions and associated outcomes of Mexican and other taxing authorities;
•	Cybersecurity and business disruptions;
•	Ineffective use of cash and cash equivalents, including proceeds from stock offerings;
•	Potential conflicts of interest with the Company’s management;
•	Mining exploration, development, and production not being economically viable;
•	Processing and selling ore from new suppliers and internal sources not being economically viable; and
•	Fluctuations in the Company’s common stock.

This list is not an exhaustive list of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors,” “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United States Antimony Corporation disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. The Company advises readers to carefully review this Form 10-Q, the exhibits hereto, and the reports and documents incorporated by reference herein and filed with the Securities and Exchange Commission (the “SEC”).

You should read this report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect and from our historical results.

This report contains estimates, projections and other information concerning our industry, our business and the markets for our products. We obtained the industry, market and similar data set forth in this report from our own internal estimates and research and from industry research, publications, surveys and studies conducted by third parties, including governmental agencies. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. While we believe that the data we use from third parties is reliable, we have not separately verified this data. You are cautioned not to give undue weight to any such information, projections and estimates. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by forward-looking statements.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “United States Antimony Corporation,”, “US Antimony,” “USAC,” and the “Company”, mean United States Antimony Corporation, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s consolidated financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024.

DESCRIPTION OF BUSINESS

History

United States Antimony Corporation’s principal business is the production and sale of antimony, precious metals, and zeolite products. The Company was incorporated in Montana in January 1970 to mine and produce antimony products. In December 1983, the Company suspended its antimony mining operations in the U.S. but continued to produce antimony products using foreign sources of antimony ore. In April 1998, the Company formed US Antimony de Mexico, S.A. de C.V. (“USAMSA”) to produce antimony products in Mexico, and, in August 2005, the Company formed Antimonio de Mexico, S.A. de C.V. (“ADM”) to explore and develop antimony and precious metal deposits in Mexico. The Company formed Bear River Zeolite Company (“BRZ”) in 2000 for the purpose of mining and producing zeolite products in Idaho.  In 2024, the Company leased a metals concentration facility with two flotation circuits located in Philipsburg, Montana. In 2024 and 2025, the Company acquired mining claims and leases in Alaska and Ontario, Canada, which necessitated forming three entities related to the Alaska mining claims, Great Land Minerals, LLC, Denali Minerals, LLC, and Alaska Antimony LLC, and one entity related to the Ontario mining claims and leases, UAMY Cobalt Corporation. We expect these mining claims and leases will expand the Company’s operations and product offerings. The Company has no active operations yet in Alaska or Ontario, Canada, nor at its ADM subsidiary, nor has any material been processed yet through the metals concentration facility located in Philipsburg, Montana. In May 2012, our shares of common stock started trading on the NYSE MKT (now NYSE AMERICAN) under the symbol UAMY.

The Company has two reportable segments: antimony and zeolite.

Antimony Segment

Our antimony segment consists of:

•	Our facility located in the Burns Mining District of Sanders County in Montana that processes ore primarily into antimony oxide, antimony metal, antimony trisulfide, and precious metals, and
•	Our two facilities in our USAMSA subsidiary located in Mexico that process ore primarily into antimony metal and a lower grade of antimony oxide.

Antimony is a mineral that is included in many products that are used every day. USAC can provide this mineral in a form that can be used in these products.

Antimony is used in many products as a fire-retardant and a primer and is on the Critical Minerals List of the U.S. Government. Antimony mined from the ground, which is called antimony ore or ore, is typically not salable as a finished product primarily due to impurities in the ore, the ore size not being compatible with its intended use, and the percentage of antimony contained in the ore being too low. We process ore to remove impurities, refine the size, and increase the percentage of antimony contained in the ore to approximately 71.4% to make the finished product called antimony trisulfide, to approximately 83% to make the finished product called antimony oxide, and to approximately 99.65% to make the finished product called antimony metal. Antimony trisulfide, oxide, and metal can be sold as finished products to companies in many industries as well as government agencies. Antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Antimony metal is used in bearings, storage batteries, and ordnance. Antimony trisulfide is used as a primer in ammunition. The ore we purchase for our facility located in Montana contains antimony, gold, and silver. Our Montana facility processes this ore and sells the gold and silver to the company who sold us this ore, which represents all our precious metals sales, and sells the antimony to other companies in various industries. Our Mexico facilities have been processing ore primarily into antimony metal.

We estimate (but have not independently confirmed) that our present share of the domestic and international markets for antimony oxide products is approximately 4% and less than 1%, respectively. We believe we are competitive due to the following:

•	We are the only U.S. domestic operating, permitted processor of antimony products.

•	We can process ore quickly and have minimal shipping time to domestic customers.

•	We have a reputation for quality products delivered on a timely basis.

•	Our smelter in Coahuila, Mexico is the largest operating smelter for the processing of antimony products in Mexico.

Zeolite Segment

Our zeolite segment includes our vertically integrated Bear River Zeolite (“BRZ”) facility located in Preston, Idaho that mines, processes, and sells zeolite. Zeolite is a mineral that is included in many products that are used every day. BRZ can provide these minerals in a form that can be used in these products. Our zeolite has been used for many purposes including water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, soil amendment and fertilizer, and other miscellaneous applications.

Although we extract minerals from the BRZ property located in Idaho that we later process and sell, we have not yet prepared a technical report summary for the BRZ property making a determination on the property’s mineral resources or mineral reserves. However, the Company has completed test hole drilling and has retained a qualified third-party expert who is in the process of preparing a technical reserve report for the BRZ property. We strive to achieve excellence in mine safety and health performance and work with government agencies to ensure compliance with environmental regulations and health and safety standards.

BRZ has a lease with Zeolite, LLC that entitles BRZ to surface mine and process zeolite on the property in Preston, Idaho, in exchange for an annual payment and a royalty payment, which is based on the amount of zeolite shipped from the leased property (“BRZ Lease”). The BRZ Lease was recently extended and now ends on December 31, 2034. In addition, BRZ can surface mine and process zeolite on property owned by the U.S. Bureau of Land Management that is located adjacent to the Company’s Preston, Idaho property after obtaining required permits.

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

26

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

SELECTED FINANCIAL DATA.

Consolidated Statements of Operations Information:

	For the Three Months Ended March 31,
	2025	2024
Revenues	$7,000,005	$3,072,067
Costs of revenues	4,628,275	2,482,582
Gross profit	2,371,730	589,485
Total operating expenses	2,013,738	1,059,939
Income (loss) from operations	357,992	(470,454)
Total other income	188,532	147,686
Income tax expense	-	-
Net income (loss)	$546,524	($322,768)

Consolidated Balance Sheet Information:

	March 31, 2025	December 31, 2024
Working capital	$20,120,189	$16,672,180
Total assets	39,496,778	34,642,602
Accumulated deficit	(40,602,499)	(41,149,023)
Total stockholders’ equity	32,591,336	28,600,673

Operational and Financial Performance of Continuing Operations by Segment:

Antimony

Financial and operational performance of antimony for the three months ended March 31, 2025 and 2024 was as follows:

	For the three months ended
Antimony	March 31, 2025	March 31, 2024	$ Change	% Change
Revenue (a)	$5,925,848	$2,469,062	$3,456,786	140%
Gross profit (a)	$2,423,616	$907,978	$1,515,638	167%
Pounds of antimony sold (a)	362,647	502,046	(139,399)	(28%)
Average sales price per pound	$16.34	$4.92	$11.42	232%
Average cost per pound	$9.66	$3.11	$6.55	211%
Average gross profit per pound	$6.68	$1.81	$4.87	270%

a)

Revenue from sales of gold and silver totaled negative $(20,539) and $nil for the three months ended March 31, 2025 and 2024, respectively, which are excluded from Revenue and Gross profit in the table above but included in the antimony segment. Pounds of antimony sold in the table above exclude the sales related to gold and silver for both periods presented.

Antimony revenue increased $3,456,786, or 140%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an increase in the average sales price per pound driven by higher demand for antimony, partially offset by a decrease in sales volume.

Gross profit increased $1,515,638, or 167%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an increasing market and sales price with a lagging ore cost, offset in part by higher ore costs.

Zeolite

Financial and operational performance of zeolite for the three months ended March 31, 2025 and 2024 was as follows:

	For the three months ended
Zeolite	March 31, 2025	March 31, 2024	$ Change	% Change
Revenue	$1,094,696	$603,005	$491,691	82%
Gross profit (loss)	$179,086	($292,833)	$471,919	161%
Tons of zeolite sold	3,802	2,273	1,529	67%
Average sales price per ton	$288	$265	$23	9%
Average cost per ton	$241	$394	($153)	(39%)
Average gross profit (loss) per ton	$47	($129)	$176	137%

Zeolite revenue increased $491,691, or 82%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an increase in sales volume driven by improved customer relationships with better supply reliability and expanded customer reach.

Gross profit increased by $471,919 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an increase in sales volume and average sales price as well as a decrease in maintenance and related costs. In the first quarter of 2024, BRZ incurred significant maintenance and related costs from the repair of older machinery and equipment due to historical poor maintenance of this operating equipment.

Capital Resources and Liquidity:

Working Capital:	March 31, 2025	December 31, 2024
Current assets	$24,838,415	$20,678,569
Current liabilities	(4,718,226)	(4,006,389)
Working capital	$20,120,189	$16,672,180

	For the Three Months Ended March 31,
Cash Flow Information:	2025	2024
Net cash (used in) provided by operating activities	($1,729,291)	$65,027
Net cash used in investing activities	(862,011)	(2,031)
Net cash provided by (used in) financing activities	3,166,123	(21,273)
Net increase in cash	$574,821	$41,723

Net cash used in operating activities was $1,729,291 for the three months ended March 31, 2025 as compared to $65,027 of net cash provided by operating activities for the three months ended March 31, 2024. This use of cash in 2025 primarily related to increased antimony inventory ore purchases coupled with higher ore prices as pricing is based on a percentage of the antimony market price, which increased throughout the first quarter of 2025.

Net cash used in investing activities increased to $862,011 for the three months ended March 31, 2025 as compared to $2,031 for the three months ended March 31, 2024. This increase primarily reflected higher capital expenditures which included the purchase of a personal residence for management personnel working in Montana. See Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Net cash provided by financing activities was $3,166,123 for the three months ended March 31, 2025 as compared to $21,273 of net cash used in financing activities for the three months ended March 31, 2024. Financing activities in the first quarter of 2025 included $2,392,317 of net proceeds received from the sale of common stock in an “at the market offering” and $806,438 of proceeds received from the exercise of common stock warrants.

Our mission is to service our employees, customers, and vendors well and grow our business profitably both organically and through strategic acquisitions and partnerships to increase shareholder value. The Company is focused on generating cash flow to fund its mission. One method of generating cash is through the sale or issuance of common stock, warrants, debt, and other investment vehicles, which the Company has been successful at executing in the past. However, our ability to access capital or raise funds when needed is not assured and, if capital is not available when, and in the amounts and terms needed, or if capital is not available at all, the Company could be required to significantly curtail its operations, modify existing strategic plans, and/or dispose of certain operations or assets, which could materially harm our business, prospects, financial condition, and operating results.

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

As of March 31, 2025, the Company had cash and cash equivalents of $18,746,429. We intend to fund our cash requirements with our cash and cash equivalents, cash generated from our operations, and capital raised from various investment vehicles and believe cash from these sources are sufficient to cover our requirements for the next 12 months. We may use cash to acquire businesses. The nature of these investments and transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

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

Management of the Company believes that these material weaknesses are more so due to the small size of the Company’s accounting staff. To continue to address this matter, in April 2025, the Company hired a management-level employee to lead its deficiency remediation efforts who is experienced in Sarbanes-Oxley compliance and also hired a management-level employee to lead its SEC and other reporting. The Company is reviewing additional plans to strengthen its internal controls. These plans are ongoing and include: (i) reviewing various software packages to determine if it can reduce hours spent by personnel in the accounting department by automating manual processes, (ii) determining whether controls can be implemented to mitigate segregation of duties issues, (iii) hiring additional accountants to improve our segregation of duties controls, (iv) designing controls to formalize roles and responsibilities, and (v) designing certain entity-level controls to support the control environment.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2025 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K/A for the year ended December 31, 2024, which was filed with the SEC on April 18, 2025, except as described below.

•	Changes in United States trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations. Potential tariffs and trade restrictions may, among other things, cause the prices of ore and our product upon import into the US to increase, which could reduce demand for such products given the increased cost, and have a material adverse impact on our revenues, financial condition, and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future.
•	Mining exploration, development, and production may not be economically viable. Our properties do not contain mineral reserves as defined under SEC Subpart 1300 of Regulation S-K (“S-K 1300”) or Canadian National Instrument 43-101 (“NI 43-101”). See “Cautionary Note Concerning Disclosure of Mineral Resources,” above. Until mineral reserves or mineral resources are mined and processed, the quantity of mineral resources and grades must be considered as estimates only and may be inaccurate. The Company is in the process of completing a technical report summary documenting the estimate of total mineral resources and reserves associated with the zeolite mine under lease. We have not established proven or probable reserves, as defined under S-K 1300 or NI 43-101, through the completion of a feasibility study for any of our mining claims and leases. As a result, there is increased uncertainty and risk that may result in economic and technical failure which may adversely impact our future profitability, financial condition, and results of operations.
•	Processing and selling ore from new suppliers and internal sources may not be economically viable. Ore sourced from new suppliers as well as ore sourced from our mine sites may not be able to be processed profitably, which could have a material adverse effect on our results of operations and financial condition.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Third Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on August 5, 2024).
3.2	First Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2024).
31.1 *	Rule 15d-14(a) Certification by Principal Executive Officer.
31.2 *	Rule 15d-14(a) Certification by Principal Financial Officer.
32.1 *	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
95 *	Mine Safety Disclosure.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

  _____________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION

Date: May 8, 2025	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman of the Board and CEO (principal executive officer)

Date: May 8, 2025	By:	/s/ Richard R. Isaak
Richard R. Isaak
SVP, Chief Financial Officer (principal financial officer)

