Form 10-Q
period 2025-06-30
UNITED STATES ANTIMONY CORP
filed 2025-08-12
CIK 101538

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2025

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 001-08675

UNITED STATES ANTIMONY CORPORATION
(Exact name of registrant as specified in its charter)

Montana	81-0305822
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4438 W. Lovers Lane, Unit 100, Dallas, TX	75209
(Address of principal executive office)	(Postal Code)

(406) 606-4117

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value Common Stock, $0.01 par value	UAMY UAMY	NYSE American NYSE Texas

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

As of August 8, 2025, there were 120,723,320 shares outstanding of the registrant’s $0.01 par value common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,708,660	$18,172,120
Investment securities held to maturity	1,258,665	-
Accounts receivable, net	2,543,413	1,156,564
Inventories	6,812,527	1,245,724
Prepaid expenses and other current assets	1,353,208	104,161
Total current assets	17,676,473	20,678,569
Property, plant and equipment, net	19,725,995	12,891,447
Operating lease right-of-use assets	275,627	565,289
Investment securities held to maturity - noncurrent	8,828,584	-
Restricted cash for reclamation bonds	99,764	98,778
IVA receivable and other assets, net	891,879	408,519
Total assets	$47,498,322	$34,642,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,746,709	$1,545,708
Accrued liabilities	1,251,778	1,427,146
Accrued liabilities - directors	88,750	141,287
Royalties payable	182,523	133,434
Current portion of operating lease liabilities	592,695	626,562
Current portion of long-term debt	134,577	132,252
Total current liabilities	7,997,032	4,006,389
Operating lease liabilities, net of current portion	117,722	129,007
Long-term debt, net of current portion	127,550	195,425
Asset retirement obligations	1,750,075	1,711,108
Total liabilities	9,992,379	6,041,929
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock $0.01 par value, 10,000,000 shares authorized:
Series A - no shares issued and outstanding	-	-
Series B - 750,000 shares issued and outstanding (liquidation preference $978,750 and $975,000, respectively)	7,500	7,500
Series C - 177,904 shares issued and outstanding (liquidation preference $97,847 both periods)	1,779	1,779
Series D - no shares issued and outstanding	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 119,200,980 and 112,951,317 shares issued and outstanding, respectively	1,192,010	1,129,512
Additional paid-in capital	76,725,598	68,610,905
Accumulated deficit	(40,420,944)	(41,149,023)
Total stockholders' equity	37,505,943	28,600,673
Total liabilities and stockholders' equity	$47,498,322	$34,642,602

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues	$10,525,123	$3,662,977	$17,525,128	$6,735,044
Cost of revenues	7,687,578	2,412,754	12,315,853	4,895,336
Gross profit	2,837,545	1,250,223	5,209,275	1,839,708
Operating expenses:
General and administrative	842,951	502,874	1,393,546	1,003,160
Salaries and benefits	1,364,506	285,359	2,365,061	526,964
Professional fees	536,869	240,708	918,905	453,016
(Gain) loss on sale or disposal of property, plant and equipment, net	-	-	(500)	17,494
Other operating expenses	73,212	165,274	154,264	253,520
Total operating expenses	2,817,538	1,194,215	4,831,276	2,254,154
Income (loss) from operations	20,007	56,008	377,999	(414,446)
Other income (expense), net:
Interest and investment income	154,770	151,921	322,156	302,772
Trademark and licensing income	6,627	8,360	17,470	14,728
Other miscellaneous income (expense)	151	(13,497)	10,454	(23,030)
Total other income, net	161,548	146,784	350,080	294,470
Income (loss) before income taxes	181,555	202,792	728,079	(119,976)
Income tax expense	-	-	-	-
Net income (loss)	181,555	202,792	728,079	(119,976)
Preferred dividends	(1,875)	(1,875)	(3,750)	(3,750)
Net income (loss) available to common shareholders	$179,680	$200,917	$724,329	$(123,726)

Net income (loss) per share:
Basic	$nil	$nil	$0.01	$nil
Diluted	$nil	$nil	$0.01	$nil
Weighted average shares outstanding:
Basic	118,261,366	108,438,984	115,994,982	108,173,645
Diluted	127,223,435	108,943,126	124,343,635	108,173,645

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the three and six months ended June 30, 2025 and 2024

	Preferred Stock		Common stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2024	927,904	$9,279	112,951,317	$1,129,512	$68,610,905	$(41,149,023)	$28,600,673
Net income	-	-	-	-	-	546,524	546,524
Share-based compensation	-	-	-	-	245,384	-	245,384
Exercise of stock options and distribution of restricted stock units	-	-	1,101,231	11,013	(11,013)	-	-
Issuance of common stock for cash, net of issuance costs	-	-	1,107,923	11,079	2,381,238	-	2,392,317
Issuance of common stock upon exercise of warrants	-	-	948,750	9,488	796,950	-	806,438
Balance - March 31, 2025	927,904	9,279	116,109,221	1,161,092	72,023,464	(40,602,499)	32,591,336
Net income	-	-	-	-	-	181,555	181,555
Share-based compensation	-	-	-	-	586,913	-	586,913
Exercise of stock options and distribution of restricted stock units	-	-	370,866	3,709	51,291	-	55,000
Issuance of common stock for cash, net of issuance costs	-	-	750,000	7,500	2,664,666	-	2,672,166
Issuance of common stock upon exercise of warrants	-	-	1,970,893	19,709	1,399,264	-	1,418,973
Balance - June 30, 2025	927,904	$9,279	119,200,980	$1,192,010	$76,725,598	$(40,420,944)	$37,505,943

	Preferred Stock		Common stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	$(39,418,619)	$25,520,968
Net loss	-	-	-	-	-	(322,768)	(322,768)
Share-based compensation	-	-	-	-	205,925	-	205,925
Distribution of restricted stock units	-	-	791,667	7,917	(7,917)	-	-
Balance - March 31, 2024	927,904	9,279	108,438,984	1,084,389	64,051,844	(39,741,387)	25,404,125
Net income	-	-	-	-	-	202,792	202,792
Share-based compensation	-	-	-	-	94,922	-	94,922
Balance - June 30, 2024	927,904	$9,279	108,438,984	$1,084,389	$64,146,766	$(39,538,595)	$25,701,839

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$728,079	$(119,976)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	559,525	220,633
Accretion of asset retirement obligation	38,967	36,541
Noncash operating lease expense	244,510	-
Share-based compensation	832,297	300,847
(Gain) loss on sale or disposal of property, plant and equipment, net	(500)	17,494
Accretion of income from investment securities held to maturity	(95,990)	-
Write-down of inventory to net realizable value	-	10,501
Change in allowance for credit losses	884	(14,258)
Other noncash items	-	(16,106)
Changes in operating assets and liabilities:
Accounts receivable	(1,387,733)	(800,182)
Inventories	(5,566,803)	913,254
Prepaid expenses and other current assets	(1,249,047)	(203,722)
IVA receivable and other assets, net	(483,360)	32,758
Accounts payable	4,201,001	217,972
Accrued liabilities	(175,368)	38,283
Accrued liabilities – directors	(52,537)	36,439
Royalties payable	49,089	(39,512)
Net cash (used in) provided by operating activities	(2,356,986)	630,966
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of certificates of deposit	-	50,682
Purchases of investment securities held to maturity	(9,991,259)	-
Proceeds from sales of property, plant and equipment	500	-
Purchases of property, plant and equipment	(7,394,073)	(150,721)
Net cash used in investing activities	(17,384,832)	(100,039)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(65,550)	(39,071)
Proceeds from exercises of stock options	55,000	-
Proceeds from issuance of common stock, net of issuance costs	5,064,483	-
Proceeds from exercise of warrants	2,225,411	-
Net cash provided by (used in) financing activities	7,279,344	(39,071)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(12,462,474)	491,856
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	18,270,898	11,954,635
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,808,424	$12,446,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$5,243	$2,092
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Recognition of operating lease liability and right-of-use asset	$63,416	$-
Equipment purchased with note payable	$-	$402,722

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

NOTE 1 - NATURE OF OPERATIONS

United States Antimony Corporation and its subsidiaries in the U.S., Mexico, and Canada (“USAC,” the “Company,” “Our,” “Us,” or “We”) sell antimony, zeolite, and precious metals primarily in the U.S. and Canada. The Company processes third party ore primarily into antimony oxide, antimony metal, antimony trisulfide, and precious metals, primarily gold and silver, at its facilities located in Montana and Mexico. Antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Antimony metal is used in bearings, storage batteries, and ordnance. Antimony trisulfide is used as a primer in ammunition. At its Bear River Zeolite (“BRZ”) facility located in Idaho, the Company mines and processes zeolite, a group of industrial minerals used in water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, soil amendment and fertilizer, and other miscellaneous applications. In 2024 and 2025, the Company leased a metals concentration facility located in Montana and began acquiring mining claims and leases located in Alaska, Montana and Ontario, Canada, in an effort to expand its operations as well as its product offerings.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2025, and its results of operations and cash flows for the three and six months ended June 30, 2025 and 2024. The Condensed Consolidated Balance Sheet as of December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period’s presentation. These reclassifications have no effect on the results of operations, stockholders’ equity or cash flows as previously reported.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

Investment Securities Held to Maturity

The Company purchased short-term and long-term investment grade U.S. Treasury Strips in the second quarter of 2025 in an effort to protect itself from anticipated interest rate drops. These securities are classified as held-to-maturity and carried at amortized cost because the Company has both the intent and ability to hold them until their contractual maturity date. Since these U.S. Treasury Strips are zero-coupon instruments that do not pay periodic interest, the original investment amount is adjusted for the accretion of discounts using the effective interest method over the period from acquisition to maturity. Discount accretion is recognized as “Interest and investment income” in the Condensed Consolidated Statements of Operations.

Consistent with the Company’s classification of its U.S. Treasury Strips as held to maturity, those securities scheduled to mature in the next twelve months after the reporting date are considered current assets and those having maturity dates more than twelve months after the applicable reporting date are considered non-current assets. Unrealized gains and losses on held-to-maturity securities are not recognized in the Company’s condensed consolidated financial statements. Instead, these amounts are closely monitored and disclosed in the footnotes to the condensed consolidated financial statements.

The Company accounts for credit losses on its held-to-maturity securities in accordance with the expected credit loss model, as prescribed by U.S. GAAP. An allowance for credit losses is recognized to reflect the Company's estimate of expected credit losses over the contractual life of its held-to-maturity securities. In accordance with the accounting guidance prescribed for credit losses on held-to-maturity debt securities, the Company has presumed the expected credit losses on its U.S. Treasury Strips are negligible since they are explicitly guaranteed by the U.S. government.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. These new disclosure requirements will be effective in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. Other than the new disclosure requirements, this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. These new disclosure requirements are effective for the Company's annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively.  The Company is currently evaluating the potential impact this update will have on its consolidated financial statements and expense disclosures in the notes to the consolidated financial statements.

The Company does not believe that issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated the same as Basic EPS but reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock units (“RSUs”), and warrants in the weighted average number of common shares outstanding. Each stock option, RSU, and warrant represents the right to receive one share of the Company’s common stock.

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net income (loss) per share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$181,555	$202,792	$728,079	($119,976)
Preferred dividends	(1,875)	(1,875)	(3,750)	(3,750)
Net income (loss) available to common shareholders	$179,680	$200,917	$724,329	$(123,726)
Denominator:
Weighted average shares - basic	118,261,366	108,438,984	115,994,982	108,173,645
Add - dilutive effect of stock options	2,499,367	-	2,412,816	-
Add - dilutive effect of RSUs	1,210,001	504,142	1,150,838	-
Add - dilutive effect of warrants	5,252,701	-	4,784,999	-
Weighted average shares - diluted	127,223,435	108,943,126	124,343,635	108,173,645
Net income (loss) per share:
Basic	$nil	$nil	$0.01	$nil
Diluted	$nil	$nil	$0.01	$nil

The potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Warrants	-	12,346,215	-	12,346,215
Stock options and RSU awards	1,897,034	3,945,000	1,997,034	5,778,333
Total possible share dilution	1,897,034	16,291,215	1,997,034	18,124,548

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company uses the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:

Level 1—Quoted market prices in active markets for identical assets or liabilities;

Level 2—Significant other observable inputs (i.e., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable, such as interest rate and yield curves, and market-corroborated inputs); and

Level 3—Unobservable inputs in which there is little or no market data, which require the reporting unit to develop its own assumptions.

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, held-to-maturity securities, and debt obligations.

The carrying amounts of cash and cash equivalents approximate fair value because of its short-term nature. The estimated fair values of investment securities held to maturity were based on Level 2 inputs. The fair value of the Company’s debt is estimated to be face value based on the contractual terms of the underlying debt arrangements and market-based expectations.

NOTE 5 – REVENUE RECOGNITION

The Company’s products consist of the following:

•	Antimony: includes antimony oxide, antimony metal, antimony trisulfide.
•	Zeolite: includes coarse and fine zeolite crushed in various sizes.
•	Precious metals: includes unrefined and refined gold and silver.

Sales by product type for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Antimony	$9,636,842	$2,663,975	$15,562,690	$5,133,037
Zeolite	888,281	994,386	1,982,977	1,597,391
Precious metals	-	4,616	(20,539)	4,616
Total revenues	$10,525,123	$3,662,977	$17,525,128	$6,735,044

Domestic and foreign revenues for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Domestic	$10,344,931	$2,796,962	$17,246,258	$5,318,413
Canada	180,192	644,957	278,870	1,195,573
Mexico	-	221,058	-	221,058
Total revenues	$10,525,123	$3,662,977	$17,525,128	$6,735,044

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

The Company’s trade accounts receivable balance related to contracts with customers was $2,543,413 at June 30, 2025 and $1,156,564 at December 31, 2024, which is net of an allowance for credit losses of $11,049 and $10,165 at June 30, 2025 and December 31, 2024, respectively. The Company’s products do not involve any warranty agreements and product returns are not typical.

NOTE 6 – INVESTMENT SECURITIES HELD TO MATURITY

In April 2025, the Company purchased $9,991,259 of U.S. Treasury Strips with maturities ranging from approximately 12 to 54 months. These U.S. Treasury Strips are scheduled to mature approximately equally about every six months beginning in May 2026 and will generate interest yields of approximately 4%.

The Company has classified these securities as held-to-maturity because it has the intent and ability to hold them until their contractual maturity date. As a result, these securities are carried at amortized cost, which represents the original investment amount adjusted for the amortization of discounts using the effective interest method over the period from acquisition to maturity.

The following is a summary of the Company’s investment securities held to maturity as of June 30, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities held to maturity - current:
U.S. Treasury Strips	$1,258,665	$-	$(117)	$1,258,548
Investment securities held to maturity - noncurrent:
U.S. Treasury Strips	8,828,584	37,152	-	8,865,736
Total investment securities held-to-maturity	$10,087,249	$37,152	$(117)	$10,124,284

The Company recognized interest income accretion on its U.S. Treasury Strips of $95,990 during both the three and six months ended June 30, 2025. There were no investment securities outstanding at December 31, 2024 or held during the six months ended June 30, 2024.

Consistent with the Company’s classification of its U.S. Treasury Strips as held to maturity, those securities scheduled to mature in the next twelve months after the reporting date are considered current assets and those having maturity dates more than twelve months after the reporting date are considered non-current assets. At June 30, 2025, the Company’s held to maturity securities were scheduled to mature as follows:

Twelve months ending June 30,	Amortized Cost	Estimated Fair Value
2026	$1,258,665	$1,258,548
2027 to 2029	8,828,584	8,865,736
Total investment securities held to maturity	$10,087,249	$10,124,284

Line of Credit

The Company secured a $5,000,000 line of credit facility (“LOC”) in April 2025, which bears interest at one percent above the base commercial rate. The Company’s investment securities serve as collateral for the LOC on which the Company had no outstanding borrowings at June 30, 2025.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

NOTE 7 – INVENTORIES

Inventories at June 30, 2025 and December 31, 2024 consisted primarily of finished antimony metal and antimony oxide products, antimony ore and concentrates, and finished zeolite products. Inventories are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products and finished zeolite products primarily include direct materials, direct labor, overhead, depreciation, and freight. Inventories at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Antimony oxide	$287,704	$254,372
Antimony metal	1,888,290	154,590
Antimony ore and concentrates	4,251,723	335,588
Total antimony inventory	6,427,717	744,550
Zeolite	384,810	501,174
Total inventories	$6,812,527	$1,245,724

At June 30, 2025 and December 31, 2024, inventories were valued at cost, except for the portion of inventory related to zeolite at December 31, 2024, which was valued at net realizable value because costs were greater than the amount the Company expected to receive upon the sale of the inventory. The adjustment to value zeolite inventory at net realizable value was $65,647 at December 31, 2024.

Antimony oxide, metal, and ore and concentrates were held primarily at the Company’s plants located in Montana and Mexico. Some antimony metal is used in processing antimony ore into antimony oxide. Zeolite inventory was held at the Company’s plant located in Idaho.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

The major components of the Company’s property, plant and equipment (“PP&E”) by segment at June 30, 2025 and December 31, 2024 were as follows:

June 30, 2025	Antimony	Zeolite	All Other	TOTAL
Plant and equipment	$13,730,854	$6,629,086	$469,320	$20,829,260
Buildings	1,106,303	1,705,893	456,970	3,269,166
Mineral rights and interests	230,000	16,753	5,504,863	5,751,616
Land	2,083,094	-	914,443	2,997,537
Construction in progress	996,878	97,634	-	1,094,512
Total property, plant and equipment	18,147,129	8,449,366	7,345,596	33,942,091
Accumulated depreciation	(9,941,059)	(4,007,975)	(267,062)	(14,216,096)
Property, plant and equipment, net	$8,206,070	$4,441,391	$7,078,534	$19,725,995

December 31, 2024	Antimony	Zeolite	All Other	TOTAL
Plant and equipment	$13,512,321	$6,597,781	$427,720	$20,537,822
Buildings	1,106,303	1,705,893	11,970	2,824,166
Mineral rights and interests	-	16,753	125,000	141,753
Land	2,083,094	-	914,443	2,997,537
Construction in progress	-	101,938	-	101,938
Total property, plant and equipment	16,701,718	8,422,365	1,479,133	26,603,216
Accumulated depreciation	(9,602,469)	(3,857,785)	(251,515)	(13,711,769)
Property, plant and equipment, net	$7,099,249	$4,564,580	$1,227,618	$12,891,447

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

In February 2025, the Company purchased a personal residence located near its operations in Thompson Falls, Montana for $445,000, which is presently being used by management personnel that were transferred there and are now working in Montana predominantly on our expansion efforts. This asset and related expenses are included in the “All Other” category in the Company’s segment reporting.

Mineral rights and interests

In January 2025, the Company executed an agreement to acquire the ownership rights to one hundred and twenty mining claims located in the Fairbanks District of Alaska (“January Fairbanks Agreement”). Payments to acquire these claims have been or will be made by the Company on or around the payment dates indicated as follows:

Payment Date	Payment Amount
January 2025	$100,000
July 2025	50,000
January 2026	50,000
July 2026	50,000
January 2027	50,000
July 2027	50,000
January 2028	50,000
July 2028	50,000
January 2029	100,000
July 2029	100,000
January 2030	100,000
July 2030	2,250,000
Total	$3,000,000

The January Fairbanks Agreement requires a royalty payment by the Company based on the actual production from the claims (“Net Smelter Royalty on Claims”) and another royalty payment by the Company based on the actual production, if any, from certain areas surrounding these one hundred and twenty mining claims (“Net Smelter Royalty on Surrounding Area”). A certain percentage of the Net Smelter Royalty on Claims can be purchased back by the Company with certain factors causing an escalation in this buyback amount. Also, the January Fairbanks Agreement includes a commitment by the Company to spend an aggregate of $2,250,000 on exploring and developing these claims over five years beginning January 2025, with various milestones over this five-year period. The January Fairbanks Agreement can be terminated without cause at any time by the Company with notice.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

In March 2025, the Company executed an agreement to acquire the ownership rights to twenty-five additional mining claims and leases located in the Fairbanks District of Alaska (“March Fairbanks Agreement”). Payments to acquire these claims and leases have been or will be made by the Company on or around the payment dates indicated as follows:

Payment Date	Payment Amount
March 2025	$50,000
September 2025	25,000
March 2026	25,000
March 2027	25,000
March 2028	25,000
March 2029	275,000
Total	$425,000

The March Fairbanks Agreement requires a royalty payment by the Company based on the actual production from the claims and leases (“Net Smelter Royalty”). A certain percentage of the Net Smelter Royalty can be purchased back by the Company. Also, the March Fairbanks Agreement includes a commitment by the Company to spend an aggregate of $250,000 on exploring and developing these claims and leases over approximately forty-one months beginning March 2025, with various milestones over this period. The March Fairbanks Agreement can be terminated without cause by the Company with notice.

In May 2025, the Company paid $230,000 to acquire the surface rights related to its patented lode mining claim located in Thompson Falls, Montana.

In June 2025, the Company acquired property located in the Sudbury District of Ontario, Canada, which included 50 single-cell mining claims (the Fostung Properties) for $5,000,000. Direct transaction costs related to this acquisition totaled $25,120. In addition, the agreement requires the Company to pay a net smelter return royalty based on actual production from the property.

Effective June 1, 2025, the Company executed an agreement to acquire the ownership rights to various patented federal lode mining claims located in the Fairbanks District of Alaska (“June Fairbanks Agreement”). Payments to acquire these claims are scheduled to be made by the Company as follows:

Payment Date	Payment Amount
Within 10 days of June 1, 2025	$150,000
December 2025	100,000
June 2026	100,000
June 2027	100,000
June 2028	100,000
June 2029	1,450,000
Total	$2,000,000

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

The June Fairbanks Agreement requires net smelter royalty payments be made by the Company based on actual production from the claims. Also, the agreement includes a commitment by the Company to spend an aggregate of $700,000 in exploring and developing these claims based on various milestones scheduled to occur over approximately thirty-nine months from the effective date of the agreement. This agreement can be terminated without cause at any time by the Company with ninety-days’ notice.

The payments made to acquire these mining claims and leases, including any direct transaction costs, are capitalized in the “Mineral rights and interests” component of “Property, plant and equipment, net” in the Condensed Consolidated Balance Sheets and included in the “All Other” category for segment reporting.

NOTE 9 – LEASES

Philipsburg Operating Lease

In September 2024, the Company executed a contract to lease a metals concentration facility located in Philipsburg, Montana. The Company amended this lease in March 2025 extending the term of the lease to September 2, 2026 and modifying the fixed monthly lease payments to $10,000 per month through the month of June 2025, $20,000 per month during the months of July 2025 to October 2025, and $95,000 per month thereafter to the end of the lease term. The $95,000 per month payment includes a fixed monthly fee of $45,000 and a minimum milling fee of $50,000 per month. An additional payment of $50 per ton is due each month in the last twelve months of the lease for all milling in excess of 1,000 tons per month. The Company has not included any milling fee payments above the minimum in its lease liability as it is not deemed probable at this time. The Company recorded the present value of the original fixed lease cost in September 2024 over the lease term as a lease liability and Right of Use ("ROU") asset. As a result of the amendment in March 2025, the Company reduced the ROU asset and corresponding lease liability by $37,448. The Company used its incremental borrowing rate of 3.49% when determining the present value of future payments of this operating lease as the rate implicit in the lease was not readily determinable. The lease includes provisions for the Company to use the existing mill building and all contents related to its use and to process owned and non-owned ore containing antimony and other minerals. The lease does not include any transfer of ownership of the facility at the end of the lease, nor any option to extend the lease or purchase the facility, nor any residual value guarantees. The Company can terminate the lease without cause with thirty days’ notice and must provide the facility to the lessor at the end of the lease in the same condition as it was received.

The lease liability related to this operating lease, which represents the present value of the lease payments, was $701,557 at inception of the lease amendment and $664,817 and $755,569 at June 30, 2025 and December 31, 2024, respectively. The ROU asset, which includes the unamortized portion of initial direct costs (“IDC”) and is adjusted for any accrued or prepaid lease, was $230,027 and $565,289 at June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, the Company recorded $127,548 and $304,510, respectively, of lease expense related to this lease and IDC in "Cost of Revenues" in the Condensed Consolidated Statements of Operations. Lease payments were $40,000 and $70,000 during the three and six months ended June 30, 2025, respectively, which were included in operating cash flows. For the three and six months ended June 30, 2024, there were no payments made or expense recorded for this lease.

Dallas Operating Lease

In the first quarter of 2025, the Company executed a contract to lease office space for its corporate headquarters located in Dallas, Texas with a lease term of 24 months and total fixed payments during the term of $3,945 per month, or $94,680 in total. The Company is amortizing the lease on a straight-line basis over the term of the lease. The Company recorded the present value of the lease payments over the term as a lease liability and ROU asset. The Company's incremental borrowing rate of 3.49% was used as the discount rate as the rate implicit in the lease was not readily determinable. The lease does not include any transfer of ownership of the office space at the end of the lease, nor any option to extend the lease or purchase the facility, nor any residual value guarantees. The Company cannot terminate the lease without cause and must provide the office space to the lessor at the end of the lease in the same condition as it was received.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

The lease liability related to this operating lease, which represents the present value of the lease payments, and ROU asset were $63,416 at inception of the lease and $45,600 and $nil at June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, the Company recorded $11,835 and $19,725, respectively, of lease expense related to this lease in “General and administrative” in the Condensed Consolidated Statements of Operations. Lease payments were $11,835 and $19,725 during the three and six months ended June 30, 2025, respectively, which were included in operating cash flows. The Company made a security deposit payment of $3,945 at the inception of the lease. For the three and six months ended June 30, 2024, there were no payments made or expense recorded for this lease.

The following table summarizes expense and cash payments for both operating leases during the periods noted:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease expense	$139,383	$-	$324,235	$-
Cash paid for operating lease liability	51,835	-	89,725	-
Cash paid for security deposit	-	-	3,945	-

At June 30, 2025, the weighted average remaining lease term of operating leases was 14 months and the weighted average discount rate for operating leases was 3.49%.

The following table is a maturity analysis of the future minimum lease payments for operating leases as of June 30, 2025:

Twelve months ending June 30,
2026	$887,340
2027	217,615
Total operating lease payments	1,104,955
Less: discount on lease liability	(394,538)
Total operating lease liability	710,417
Less: current portion of operating lease liability	(592,695)
Noncurrent operating lease liability	$117,722

NOTE 10 – LONG-TERM DEBT

Long-term debt at June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Installment contract payable to Komatsu, bearing interest at 3.49%, payable in 36 monthly installments of $11,799 maturing May 2027; collateralized by the Wheel Loader	$262,127	$327,677
Less current portion of debt	(134,577)	(132,252)
Long-term debt, net	$127,550	$195,425

At June 30, 2025, principal payments on debt were due as follows:

Twelve months ending June 30,	Total
2026	$134,577
2027	127,550
Total	$262,127

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

NOTE 11 – INCOME AND OTHER TAXES

Management estimates that the Company’s 2025 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses, and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax expense or benefit recorded for the three- and six-month periods ended June 30, 2025.

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

Mexico Import Value Added Tax

USAMSA has a receivable of $1,346,690 and $907,408 at June 30, 2025 and December 31, 2024, respectively, related to Import Value Added Tax (“IVA tax” or “VAT”) it pays on certain goods and services, which represents the amounts to be reimbursed from the Mexican government. USAMSA also has established an allowance for estimated uncollectible amounts associated with this IVA tax receivable of $785,018 and $575,151 at June 30, 2025 and December 31, 2024, respectively. The net IVA tax receivable of $561,672 and $332,257 at June 30, 2025 and December 31, 2024, respectively, is recorded in “IVA receivable and other assets, net” in the Condensed Consolidated Balance Sheets.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Historically, BRZ has from time to time been assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). During the six months ended June 30, 2025, BRZ received three citations from MSHA, one of which was significant and substantial. All three citations were rectified by BRZ and terminated by MSHA on the day the citations were issued. At June 30, 2025 and December 31, 2024, BRZ had “accrued liabilities” in the Condensed Consolidated Balance Sheets of $4,827 and $19,074, respectively, relating to MSHA citations.

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

In April 2025, the Company began contracting for engineering and construction services to expand its existing smelting operations located in Thompson Falls, Montana. Total capital expenditures associated with the expansion plans are estimated to be approximately $17,000,000 of which approximately $4,500,000 has been formally agreed to with various third-party vendors.

NOTE 13 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the six months ended June 30, 2025 and 2024, the Company issued 1,472,097 shares and 791,667 shares, respectively, of its common stock in conjunction with the vesting of restricted stock units (“RSUs”) and exercising of stock options. See the “Share-Based Compensation” section below for further details.

Sale of Common Stock

During the six months ended June 30, 2025, the Company sold 1,857,923 shares of its common stock in an “at the market offering” and received gross proceeds of $5,158,787 based on a weighted average price of $2.78 per share. Direct issuance costs totaling $94,304 were incurred related to these sales. The Company did not sell any of its common stock during the six months ended June 30, 2024.

The Company also issued 2,919,643 shares of its common stock in the first six months of 2025 related to the exercise of pre-existing warrants. See the “Common Stock Warrants” section below for further details.

Share-based compensation

In December 2023, the shareholders of the Company approved our 2023 Equity Incentive Plan (“the Plan”), which provides for the grant of incentive stock options, non-qualified stock options and other types of awards. The general purpose of the Plan is to provide a means whereby eligible employees, officers, directors and other service providers develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our shareholders. During the six months ended June 30, 2025, the Company granted stock options and RSUs totaling 757,300 and 654,600, respectively, pursuant to the Plan. Once vested, each stock option and RSU represent the right to receive one share of the Company’s common stock. The maximum number of shares of common stock available for issuance in connection with stock options, RSUs, and other awards granted under the Plan is 8,700,000.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

Share-based compensation expense for the periods noted was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Stock options	$251,571	$47,558	$404,083	$63,469
RSUs	335,342	47,364	428,214	237,378
Total share-based compensation expense	$586,913	$94,922	$832,297	$300,847

The following table summarizes the aggregate non-cash stock-based compensation recognized in the Condensed Consolidated Statement of Operations for stock options and RSUs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

General and administrative	$263,385	$67,708	$331,093	$227,777
Salaries and benefits	319,627	27,214	493,403	73,070
Professional fees	3,901	-	7,801	-
Total non-cash share-based compensation expense	$586,913	$94,922	$832,297	$300,847

Stock options

Stock options granted have either a 3-year or 10-year contractual term and are subject to either service or performance-based vesting conditions. The following table summarizes the weighted-average assumptions used to value stock options granted during the six months ended June 30, 2025 using the Black-Scholes method:

Weighted-Average Grant Date Assumptions	Six Months Ended June 30, 2025
Expected term (in years)	8.3
Risk-free interest rate	4.4%
Expected dividend yield	0.0%
Expected volatility	97.0%
Fair value per share	$1.80

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2024	4,330,000	$0.23	3.7	$6,652,700
Granted	757,300	2.08	-	-
Exercised	(622,500)	0.23	-	-
Forfeited	(166,667)	0.22	-	-
Expired	-	-	-	-
Options outstanding, June 30, 2025	4,298,133	$0.56	4.4	$7,058,358
Nonvested options, June 30, 2025	3,718,966	$0.61	4.6	$5,932,566
Vested and exercisable options, June 30, 2025	579,167	$0.24	3.7	$1,125,792

At June 30, 2025, total unrecognized share-based compensation expense related to stock options was $1,496,779, which is expected to be recognized over a weighted-average remaining period of 1.9 years. During the six months ended June 30, 2025, 622,500 stock options were exercised to purchase shares of common stock. These exercises included 250,000 options for cash proceeds of $55,000 and cashless exercises where 50,269 shares of common stock were surrendered to the Company to pay for the aggregate exercise price of the stock options and 322,231 shares of common stock were issued. The total intrinsic value of the 622,500 stock options exercised during the six months ended June 30, 2025 was $1,061,033.

Restricted stock units

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
RSUs outstanding at December 31, 2024	2,090,000	$0.24
Granted	654,600	2.26
Vested and issued	(899,866)	0.40
Forfeited	-	-
RSUs outstanding at June 30, 2025	1,844,734	0.88

At June 30, 2025, total unrecognized share-based compensation expense related to RSUs was $1,382,688, which is expected to be recognized over a weighted-average remaining period of 2.1 years. The weighted-average remaining contractual term of the nonvested RSU shares was 1.4 years at June 30, 2025.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

Common stock warrants

During the first six months of 2025, the Company issued 2,919,643 shares of common stock related to the exercise of pre-existing warrants and received gross proceeds of $2,225,411, based on a weighted average exercise price of $0.76 per share. No warrants were issued or expired during the six months ended June 30, 2025 and 2024 nor were any warrants exercised during the six months ended June 30, 2024.

Following is a summary of the Company’s warrant activity during the six months ended June 30, 2025:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2024	10,142,215	$0.77
Exercised	(2,919,643)	0.76
Balance at June 30, 2025	7,222,572	$0.77

Each warrant represents the right to receive one share of the Company’s common stock. The composition of the Company’s warrants outstanding at June 30, 2025 was as follows:

Number of warrants	Exercise Price	Expiration Date	Remaining life (years)
1,428,572	$0.46	1/27/2026	0.58
4,987,500	$0.85	8/3/2026	1.09
806,500	$0.85	2/1/2026	0.59
7,222,572

All outstanding warrants of the Company expire on or before August 3, 2026.

NOTE 14 – BUSINESS SEGMENTS

The Company has two reportable segments: antimony and zeolite. Our antimony segment consists of:

•	Our facility located in the Burns Mining District of Sanders County in Montana that processes ore primarily into antimony oxide, antimony metal, antimony trisulfide, and precious metals, and

•	Our two facilities in our USAMSA subsidiary located in Mexico that process ore primarily into antimony metal, a lower grade of antimony oxide, and precious metals.

Our zeolite segment consists of our facility located in Preston, Idaho that mines, processes, and sells zeolite.

The following components of the Company’s business do not currently engage in business activities from which they recognize revenue and incur expenses:  Los Juarez, Mexico in our ADM subsidiary, Ontario, Canada, Alaska, Philipsburg, Montana, and the mining claims in Thompson Falls, Montana. Therefore, these components, along with the Company’s personal residence in Thompson Falls, Montana, have been included in the “All Other” category for segment reporting. The Company’s chief operating decision maker is its chief executive officer.

Total assets by segment at June 30, 2025 and December 31, 2024 were as follows:

Total Assets	June 30, 2025	December 31, 2024
Antimony segment:	$34,261,561	$27,230,312
Zeolite segment	5,897,295	5,604,003
All other	7,339,466	1,808,287
Total assets	$47,498,322	$34,642,602

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

Total capital expenditures by segment for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Antimony segment	$1,269,129	$-	$1,445,411	$-
Zeolite segment	25,970	98,008	82,199	150,721
All other	5,236,463	-	5,866,463	-
Total capital expenditures	$6,531,562	$98,008	$7,394,073	$150,721

Selected segment operational information for the three and six months ended June 30, 2025 and 2024 were as follows:

For the three months ended June 30, 2025	Antimony	Zeolite	All Other	Total
Total revenues	$9,636,842	$888,281	$-	$10,525,123
Depreciation and amortization	171,040	98,031	8,484	277,555
Income (loss) from operations	832,735	(122,252)	(690,476)	20,007
Other income				161,548
Income tax expense				-
Net income				$181,555

For the three months ended June 30, 2024	Antimony	Zeolite	All Other	Total
Total revenues	$2,668,591	$994,386	$-	$3,662,977
Depreciation and amortization	19,902	90,560	4,024	114,486
Income (loss) from operations	548,978	(349,805)	(143,165)	56,008
Other income				146,784
Income tax expense				-
Net loss				$202,792

For the six months ended June 30, 2025	Antimony	Zeolite	All Other	Total
Total revenues	$15,542,151	$1,982,977	$-	$17,525,128
Depreciation and amortization	338,591	205,387	15,547	559,525
Income (loss) from operations	1,976,575	(430,028)	(1,168,548)	377,999
Other income				350,080
Income tax expense				-
Net income				$728,079

For the six months ended June 30, 2024	Antimony	Zeolite	All Other	Total
Total revenues	$5,137,653	$1,597,391	$-	$6,735,044
Depreciation and amortization	39,697	172,888	8,048	220,633
Income (loss) from operations	767,769	(1,007,134)	(175,081)	(414,446)
Other income				294,470
Income tax expense				-
Net income				($119,976)

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

Note 15 - SUBSEQUENT EVENTS

Sales of Common Stock

In July 2025, the Company sold 1,522,340 shares of its common stock in an “at the market offering” and received gross proceeds of $5,405,126 based on a weighted average price of $3.55 per share. A total of $97,694 in direct issuance costs were incurred related to this sale.

Letter of Credit

In July 2025, the Company issued a letter of credit (the “LC”) for approximately $1.8 million related to the purchase of antimony ore from an international supplier. This supplier will be paid for the ore it supplies via the LC if certain conditions are met. Approximately $1.8 million of the Company’s cash was used as collateral for the LC.

Amended and Restated 2023 Equity Incentive Plan

On July 31, 2025, the Company’s shareholders approved the Amended and Restated 2023 Equity Incentive Plan (the “Amended Plan”) to increase the number of shares of common stock reserved for issuance under the Amended Plan from 8,700,000 shares to 23,700,000 shares, among other changes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Readers should note that, in addition to the historical information contained herein, this Quarterly Report and the exhibits attached hereto contain “forward-looking statements” within the meaning of, and intended to be covered by, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon current expectations and beliefs concerning future developments and their potential effects on United States Antimony Corporation (“US Antimony,” “USAC,” or the “Company”) including matters related to the Company's operations, pending contracts and future revenues, financial performance, and profitability, ability to execute on its increased production and installation schedules for planned capital expenditures, and the size of forecasted deposits. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which they are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. The reader is cautioned not to put undue reliance on these forward-looking statements, as these statements are subject to numerous factors and uncertainties.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes,” “expects” or “does not expect,” “is expected,” “outlook,” “anticipates” or “does not anticipate,” “plans,” “estimates,” “forecast,” “project,” “pro forma,” or “intends,” or stating that certain actions, events or results “may” or “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made and are subject to assumptions and uncertainties. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks related to:

•	The Company’s properties being in the exploration stage;
•	Macroeconomic factors;
•	The imposition of new tariffs, changes in trade policy or agreements, or the escalation of trade tensions between the United States and other countries or regions could have a material adverse impact on our business;
•	Continued operational losses;
•	Negative consequences related to mineral operations being subject to existing and new government regulations within and outside the United States;
•	The Company’s ability to obtain additional capital to develop the Company’s resources, if any;
•	Concentration of customers;
•	Increase in energy costs;
•	Mineral exploration and development activities;
•	Mineral estimates;
•	The Company’s insurance coverage for operating risks;
•	The fluctuation of prices for antimony and precious metals, such as gold and silver;
•	The competitive industry of mineral exploration;
•	The title and rights in the Company’s mineral properties;
•	Environmental hazards;
•	The possible dilution of the Company’s common stock from additional financing activities;
•	Metallurgical and other processing problems;
•	Unexpected geological formations;
•	Global economic and political conditions;
•	Staffing in remote locations;
•	Changes in product costing;

•	Inflation on operational costs and profitability;
•	Competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities);
•	Global pandemics, natural disasters, or civil unrest;
•	Mexican labor and other issues regarding safety and organized control over our properties;
•	The positions and associated outcomes of Mexican and other taxing authorities;
•	Cybersecurity and business disruptions;
•	Ineffective use of cash and cash equivalents, including proceeds from stock offerings;
•	Potential conflicts of interest with the Company’s management;
•	Mining exploration, development, and production not being economically viable;
•	Mineral reserve estimates, including those prepared by "Qualified Persons" (as defined by SEC Regulation S-K 1300), are not guarantees of the volume or grade of ore that will ultimately be recovered;
•	Processing and selling ore from new suppliers and internal sources not being economically viable;
•	More risk associated with non-domestic supply of antimony ore; and
•	Fluctuations in the Company’s common stock.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s consolidated financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024.

DESCRIPTION OF BUSINESS

History

United States Antimony Corporation’s principal business is the production and sale of antimony, precious metals, and zeolite products. The Company was incorporated in Montana in January 1970 to mine and produce antimony products. In December 1983, the Company suspended its antimony mining operations in the U.S. but continued to produce antimony products using foreign sources of antimony ore. In April 1998, the Company formed US Antimony de Mexico, S.A. de C.V. (“USAMSA”) to produce antimony products in Mexico, and, in August 2005, the Company formed Antimonio de Mexico, S.A. de C.V. (“ADM”) to explore and develop antimony and precious metal deposits in Mexico. The Company formed Bear River Zeolite Company (“BRZ”) in 2000 for the purpose of mining and producing zeolite products in Idaho.  In 2024, the Company leased a metals concentration facility with two flotation circuits located in Philipsburg, Montana. In 2024 and 2025, the Company acquired mining claims and leases located in Alaska, Montana and Ontario, Canada, which necessitated forming three entities related to the Alaska mining claims, Great Land Minerals, LLC, Denali Minerals, LLC, and Alaska Antimony LLC, and one entity related to the Ontario mining claims and leases, UAMY Cobalt Corporation. We expect these mining claims and leases will expand the Company’s operations and product offerings. Currently, no active operations are being conducted, nor is any revenue being generated, from the Company's business components located in Los Juarez, Mexico (our ADM subsidiary), Ontario, Canada, Alaska, Philipsburg, Montana, and the mining claims in Thompson Falls, Montana. The Company is also considering the acquisition of additional property in Alaska to be used for operating activities, including ore separation and storage, as well as an office for its staff.

In May 2012, our shares of common stock started trading on the NYSE MKT exchange (now NYSE AMERICAN) under the symbol UAMY. On July 1, 2025, the Company’s common stock also began trading on a new stock exchange, the NYSE Texas. The Company continues to maintain its primary listing on the NYSE American Stock Exchange and trades with the same “UAMY” ticker symbol on both exchanges.

On July 31, 2025, the Company’s shareholders approved the conversion of the Company from a corporation organized under the laws of the State of Montana to a corporation organized under the laws of the State of Texas (the “Texas Reincorporation”). After the Texas Reincorporation is complete, the rights of the Company’s shareholders previously governed by the Montana Business Corporation Act, as amended, and the Company’s Articles of Incorporation and Bylaws in effect prior to the Texas Reincorporation, will be governed by the Texas Business Organizations Code and the Certificate and Bylaws filed and adopted by the Company under Texas law. The Texas Reincorporation will not result in any change in business, jobs, management, properties, location of any of our offices or facilities, number of employees, obligations, assets, liabilities or net worth. Also, the Company intends to maintain its corporate headquarters in Texas and does not expect there to be any interruption in the trading of its common stock. The Texas Reincorporation is expected to become effective as soon as practicable following the 2025 Annual Meeting.

The Company has two reportable segments: antimony and zeolite.

Antimony Segment

Our antimony segment consists of:

•	Our facility located in the Burns Mining District of Sanders County in Montana that processes ore primarily into antimony oxide, antimony metal, antimony trisulfide, and precious metals, and
•	Our two facilities in our USAMSA subsidiary located in Mexico that process ore primarily into antimony metal, a lower grade of antimony oxide, and precious metals.

Antimony is a mineral that is included in many products that are used every day, both by the military and by industrial customers. USAC can provide this mineral in a form that can be used in these products.

Antimony is used in many products as a fire-retardant and a primer and is on the Critical Minerals List of the U.S. Government. Antimony mined from the ground, which is called antimony ore or ore, is typically not salable as a finished product primarily due to impurities in the ore, the ore size not being compatible with its intended use, and the percentage of antimony contained in the ore being too low. We process ore to remove impurities, refine the size, and increase the percentage of antimony contained in the ore to approximately 71.4% to make the finished product called antimony trisulfide, to approximately 83% to make the finished product called antimony oxide, and to approximately 99.65% to make the finished product called antimony metal. Antimony trisulfide, oxide, and metal can be sold as finished products to companies in many industries as well as government agencies. Antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Antimony metal is used in bearings, storage batteries, and ordnance. Antimony trisulfide is used as a primer in ammunition. The ore we purchase for our facility located in Montana contains antimony, gold, and silver. Our Montana facility processes this ore and typically sells the gold and silver to the company who sold us this ore, which represents all our precious metals sales, and sells the antimony to other companies in various industries. Our Mexico facilities have been processing ore primarily into antimony metal.

We estimate (but have not independently confirmed) that our present share of the domestic and international markets for antimony oxide products is approximately 4% and less than 1%, respectively. We believe we are competitive due to the following:

•	We are the only U.S. domestic operating, permitted processor of antimony products.

•	We can process ore quickly and have minimal shipping time to domestic customers.

•	We have a reputation for quality products delivered on a timely basis.

•	Our smelter in Coahuila, Mexico is the largest and only current operating smelter for the processing of antimony products in Mexico.

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

On July 24, 2025, the Company published a technical report summary on its zeolite mineral deposit located in Preston, Idaho.  This Technical Report Summary, dated July 2, 2025 (the “TRS”), on the Bear River Zeolite Project was prepared in accordance with the mining property disclosure rules specified in subpart 1300 of Regulation S-K. The full text of the TRS is an exhibit to the Form 8-K filed by the Company on July 25, 2025.

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

SELECTED FINANCIAL DATA.

Consolidated Statements of Operations Information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$10,525,123	$3,662,977	$17,525,128	$6,735,044
Costs of revenues	7,687,578	2,412,754	12,315,853	4,895,336
Gross profit	2,837,545	1,250,223	5,209,275	1,839,708
Total operating expenses	2,817,538	1,194,215	4,831,276	2,254,154
Income (loss) from operations	20,007	56,008	377,999	(414,446)
Total other income, net	161,548	146,784	350,080	294,470
Income tax expense	-	-	-	-
Net income (loss)	$181,555	$202,792	$728,079	($119,976)

Consolidated Balance Sheets Information:

	June 30, 2025	December 31, 2024
Working capital	$9,679,441	$16,672,180
Total assets	47,498,322	34,642,602
Accumulated deficit	(40,420,944)	(41,149,023)
Total stockholders’ equity	37,505,943	28,600,673

Operational and Financial Performance of Operations by Segment:

Antimony

Financial and operational performance of antimony for the three months ended June 30, 2025 and 2024 was as follows:

	For the three months ended June 30,
Antimony	2025	2024	$ Change	% Change
Revenue (a)	$9,636,842	$2,663,975	$6,972,867	262%
Gross profit (a)	$2,881,083	$1,239,598	$1,641,485	132%
Pounds of antimony sold (a)	340,305	382,769	(42,464)	(11)%
Average sales price per pound	$28.32	$6.96	$21.36	307%
Average cost per pound	$19.85	$3.72	$16.13	433%
Average gross profit per pound	$8.47	$3.24	$5.23	161%

a.

Revenue from sales of gold and silver totaled $nil and $4,616 for the three months ended June 30, 2025 and 2024, respectively, which are excluded from Revenue and Gross profit in the table above but included in the antimony segment. Pounds of antimony sold in the table above exclude sales related to gold and silver for both periods presented.

Financial and operational performance of antimony for the six months ended June 30, 2025 and 2024 was as follows:

	For the six months ended June 30,
Antimony	2025	2024	$ Change	% Change
Revenue (b)	$15,562,690	$5,133,037	$10,429,653	203%
Gross profit (b)	$5,304,699	$2,147,576	$3,157,123	147%
Pounds of antimony sold (b)	702,952	884,815	(181,863)	(21)%
Average sales price per pound	$22.14	$5.80	$16.34	282%
Average cost per pound	$14.59	$3.37	$11.22	333%
Average gross profit per pound	$7.55	$2.43	$5.12	211%

b.

Revenue from sales of gold and silver totaled negative $(20,539) and $4,616 for the six months ended June 30, 2025 and 2024, respectively, which are excluded from Revenue and Gross profit in the table above but included in the antimony segment. Pounds of antimony sold in the table above exclude sales related to gold and silver for both periods presented.

For the three and six months ended June 30, 2025, antimony revenue increased $6,972,867, or 262%, and $10,429,653, or 203%, respectively, as compared to the corresponding periods in the prior year. This growth was primarily driven by heightened demand for antimony, which resulted in the average sales price per pound increasing for both the three and six-month periods. This positive impact from higher prices was partially offset by declines in sales volume of 11% and 21% during the three and six months ended June 30, 2025, respectively.

Gross profit increased $1,641,485, or 132%, and $3,157,123, or 147%, for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. These increases were primarily attributable to higher average sales prices per pound, driven by greater demand, coupled with favorable ore costs from earlier purchases made during the first half of 2025. This positive impact was partially offset by an increasing percentage of market prices charged by suppliers.

Zeolite

Financial and operational performance of zeolite for the three months ended June 30, 2025 and 2024 was as follows:

	For the three months ended June 30,
Zeolite	2025	2024	$ Change	% Change
Revenue	$888,281	$994,386	$(106,105)	(11)%
Gross profit	$122,447	$50,669	$71,778	142%
Tons of zeolite sold	3,084	3,735	(651)	(17)%
Average sales price per ton	$288	$266	$22	8%
Average cost per ton	$248	$253	$(5)	(2)%
Average gross profit per ton	$40	$14	$26	186%

 Financial and operational performance of zeolite for the six months ended June 30, 2025 and 2024 was as follows:

	For the six months ended June 30,
Zeolite	2025	2024	$ Change	% Change
Revenue	$1,982,977	$1,597,391	$385,586	24%
Gross profit (loss)	$301,533	$(242,164)	$543,697	225%
Tons of zeolite sold	6,886	6,008	878	15%
Average sales price per ton	$288	$266	$22	8%
Average cost per ton	$244	$306	$(62)	(20)%
Average gross profit (loss) per ton	$44	($40)	$84	210%

For the six months ended June 30, 2025, Zeolite revenue increased $385,586, or 24%, as compared to the corresponding prior year period. This increase was largely a result of higher sales volume, stemming from enhanced customer relationships, improved supply reliability, and broader customer reach. In contrast, Zeolite revenue in the second quarter of 2025 experienced a decline of $106,105, or 11%, when compared to the prior year's second quarter. This quarterly decrease was predominantly due to a 17% decrease in tons of Zeolite sold, partially offset by an 8% increase in the average sales price per ton.

Gross profit increased $543,697, or 225%, for the six months ended June 30, 2025, as compared to the corresponding period in 2024. This increase was largely due to both sales volume growth and higher average sales prices, coupled with a decrease in maintenance and related costs. In the first two quarters of 2024, our BRZ facility incurred substantial maintenance and related costs to repair older operating equipment due to historically poor maintenance practices. Despite these overall positive trends, Zeolite's gross profit saw more modest growth, increasing only $71,778, or 142%, in the second quarter of 2025 as compared to the prior year's second quarter. This was primarily the result of a decline in Zeolite sales volume during the second quarter of 2025.

Capital Resources and Liquidity:

Working Capital	June 30, 2025	December 31, 2024
Current assets	$17,676,473	$20,678,569
Current liabilities	(7,997,032)	(4,006,389)
Working capital	$9,679,441	$16,672,180

	For the Six Months Ended June 30,
Cash Flow Information	2025	2024
Net cash (used in) provided by operating activities	($2,356,986)	$630,966
Net cash used in investing activities	(17,384,832)	(100,039)
Net cash provided by (used in ) financing activities	7,279,344	(39,071)
Net (decrease) increase in cash	($12,462,474)	$491,856

Net cash used in operating activities was $2,356,986 for the six months ended June 30, 2025 as compared to $630,966 of net cash provided by operating activities for the six months ended June 30, 2024. This use of cash in 2025 primarily related to significantly increased antimony inventory on hand throughout the first two quarters of 2025, as shown in the inventory chart below. This use of cash was partly offset by an increased accounts payable balance during the first six months of 2025, which was largely due to the higher cost of supplier invoices related to antimony.

Inventory by segment as of the date indicated was as follows:

	December 31, 2023	June 30, 2024	December 31, 2024	June 30, 2025
Antimony inventory	$881,063	$85,426	$744,550	$6,427,717
Zeolite inventory	505,046	376,928	501,174	384,810
Total inventories	$1,386,109	$462,354	$1,245,724	$6,812,527

Also, prepaid expenses and other current assets totaled $1,353,208 and $104,161 as of June 30, 2025 and December 31, 2024, respectively, which is an increase of $1,249,047. This increase was due in part to a payment made during the second quarter of 2025 for a shipment of inventory that had not been received by June 30, 2025. This resulted in an increase in “prepaid expenses and other current assets” of approximately $840,000 from December 31, 2024 to June 30, 2025. Also, prepaid insurance increased by approximately $342,000 from December 31, 2024 to June 30, 2025, due to insurance renewal payments made during the second quarter of 2025 to continue coverage for the next policy year.

In addition, accrued liabilities totaled $1,251,778 and $1,427,146 as of June 30, 2025 and December 31, 2024, respectively, and relate primarily to accrued compensation and accruals for goods or services received but not invoiced as of the reporting date. The $175,368 decrease reflected a reduction in accrued compensation that was primarily due to timing differences associated with payroll accruals.

Net cash used in investing activities increased to $17,384,832 for the six months ended June 30, 2025 as compared to $100,039 for the six months ended June 30, 2024. Investing activities in the first six months of 2025 were comprised of $9,991,259 for the purchase of U.S. Treasury Strips and capital expenditures totaling $7,394,073. These capital expenditures included $5,025,120 for the Fostung Properties, a mining property consisting of 50 single-cell mining claims located in the Sudbury District of Ontario, Canada. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Net cash provided by financing activities was $7,279,344 for the six months ended June 30, 2025 as compared to $39,071 of net cash used in financing activities for the six months ended June 30, 2024. Financing activities in the first six months of 2025 included $5,064,483 of net proceeds received from the sale of common stock in an “at the market offering” and $2,225,411 of proceeds received from the exercise of pre-existing common stock warrants.

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

The Company secured a $5,000,000 LOC facility in April 2025, which bears interest at one percent above the base commercial rate. The Company’s U.S. Treasury Strips serve as collateral for this LOC. The Company could generate funds or working capital by drawing on its LOC as it had no outstanding borrowings on the LOC at June 30, 2025.

The Company could also receive funds from the U.S. Government for initiatives related to facility expansion and mining exploration and development. However, there is no assurance that U.S. Government funding will ultimately be accessible to the Company.

In addition, the Company continues to review each segment’s operational and financial results for opportunities to improve cash flow and to make informed decisions that benefit the Company overall.

As of June 30, 2025, the Company had cash and cash equivalents of $5,708,660. We intend to fund our cash requirements with our cash and cash equivalents, cash generated from our operations, and capital raised from various investment vehicles and methods and believe cash from these sources are sufficient to cover our requirements for the next 12 months. We may use cash to acquire businesses. As noted per the “DESCRIPTION OF BUSINESS – History” section above, the Company is currently considering the acquisition of additional property in Alaska to be used for operating activities, including ore separation and storage, as well as an office for its staff. The nature of these investments and transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

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

Management of the Company believes that these material weaknesses are more so due to the small size of the Company’s accounting staff. To continue to address this matter, in 2025, the Company has hired employees to lead Sarbanes-Oxley compliance, SEC and other reporting, accounts payable, finance and accounting in Mexico, and information technology. The Company is reviewing additional plans to strengthen its internal controls. These plans are ongoing and include: (i) reviewing accounting software packages for improved internal controls, (ii) determining whether controls can be implemented to mitigate segregation of duties issues, (iii) automating manual processes to improve the effectiveness and efficiency of internal controls, and (v) designing certain entity-level controls for a more effective control environment.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2025 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

•

Mining exploration, development, and production may not be economically viable. On July 24, 2025, the Company published its technical report summary (“TRS”) in accordance with the mining property disclosure rules specified in subpart 1300 of Regulation S-K (“SK 1300”) on its zeolite mineral deposit located in Preston, Idaho. This TRS is an exhibit to the Form 8-K filed by the Company on July 25, 2025. However, the Company has not completed a TRS for any of its other properties. Until a TRS is completed for the Company’s properties in accordance with SK 1300 or Canadian National Instrument 43-101 (“NI 43-101”), there can be no guarantee or assurance of the contents, quantity, or grade of mineral resources or reserves at the location. Any indication of the contents, quantity, or grade of minerals at these properties can be materially inaccurate. See “Cautionary Note Concerning Disclosure of Mineral Resources,” above. In addition, we have not established proven or probable reserves, as defined under S-K 1300 or NI 43-101, through the completion of a feasibility study for these mining claims and leases. As a result, there is increased uncertainty and risk that may result in economic and technical failure which may materially adversely impact our future profitability, financial condition, and results of operations.

•

Processing and selling ore from new suppliers and internal sources may not be economically viable. Ore sourced from new suppliers as well as ore sourced from our mine sites may not be able to be processed profitably, which could have a material adverse effect on our results of operations and financial condition.

•

More risk associated with non-domestic supply of antimony ore. The Company purchases ore from non-domestic suppliers, each purchase of which is typically for a material amount. There are many risks associated with purchasing ore from non-domestic suppliers. Due diligence is performed on each supplier, however, there can be no assurance that the information obtained is credible or accurate. In addition, there is no guarantee that the suppliers’ product will be delivered to the Company, even after payment is made by the Company. Also, there can be no assurance that the product content, quantity, or grade will be as expected. As a result, there is increased uncertainty and risk related to purchasing product from non-domestic suppliers that could materially adversely impact our future profitability, financial condition, and results of operations.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Third Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on August 5, 2024).
3.2	First Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2024).
31.1 *	Rule 15d-14(a) Certification by Principal Executive Officer.
31.2 *	Rule 15d-14(a) Certification by Principal Financial Officer.
32.1 *	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
95 *	Mine Safety Disclosure.
96.1	Technical Report Summary per SEC S-K 1300 - Bear River Zeolite (incorporated by reference to Exhibit 96.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2025)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

  _____________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION

Date: August 12, 2025	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman of the Board and CEO (principal executive officer)

Date: August 12, 2025	By:	/s/ Richard R. Isaak
Richard R. Isaak
SVP, Chief Financial Officer (principal financial officer)

