Form 10-Q
period 2025-09-30
UNITED STATES ANTIMONY CORP
filed 2025-11-12
CIK 101538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 001-08675

UNITED STATES ANTIMONY CORPORATION
(Exact name of registrant as specified in its charter)

Texas	81-0305822
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

4438 W. Lovers Lane, Unit 100, Dallas, TX	75209
(Address of principal executive office)	(Postal Code)

(406) 606-4117

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	UAMY	NYSE American
Common Stock, $0.01 par value	UAMY	NYSE Texas

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

As of November 10, 2025, there were 140,035,604 shares outstanding of the registrant’s $0.01 par value common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,338,679	$18,172,120
Investment securities held to maturity	1,270,666	—
Accounts receivable, net	1,898,184	1,099,771
Inventories	8,413,161	1,245,724
Prepaid expenses and other current assets	1,877,249	160,954
Total current assets	31,797,939	20,678,569
Property, plant and equipment, net	28,121,338	12,891,447
Operating lease right-of-use assets	36,288	565,289
Investment securities held to maturity - noncurrent	18,886,727	—
Restricted cash for reclamation bonds	131,402	98,778
IVA receivable and other assets, net	908,647	408,519
Total assets	$79,882,341	$34,642,602
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,218,043	$1,545,708
Accrued liabilities	1,581,627	1,427,146
Accrued liabilities - directors	89,530	141,287
Royalties payable	207,445	133,434
Current portion of operating lease liabilities	28,990	626,562
Current portion of long-term debt	135,754	132,252
Total current liabilities	6,261,389	4,006,389
Operating lease liabilities, net of current portion	7,298	129,007
Long-term debt, net of current portion	93,167	195,425
Asset retirement obligations	1,769,557	1,711,108
Total liabilities	8,131,411	6,041,929
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock $0.01 par value, 50,000,000 shares authorized:
Series A - no shares issued and outstanding	—	—
Series B - 750,000 shares issued and outstanding (liquidation preference $980,625 and $975,000, respectively)	7,500	7,500
Series C - 177,904 shares issued and outstanding (liquidation preference $97,847 both periods)	1,779	1,779
Series D - no shares issued and outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 130,338,196 and 112,951,317 shares issued and outstanding, respectively	1,303,382	1,129,512
Treasury stock (140,860 and no shares of common stock at cost, respectively)	(510,675)	—
Additional paid-in capital	116,150,588	68,610,905
Accumulated deficit	(45,201,644)	(41,149,023)
Total stockholders' equity	71,750,930	28,600,673
Total liabilities and stockholders' equity	$79,882,341	$34,642,602

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenues	$8,701,951	$2,572,178	$26,227,079	$9,307,222
Cost of revenues	6,688,509	2,148,349	19,004,362	7,043,685
Gross profit	2,013,442	423,829	7,222,717	2,263,537
Operating expenses:
General and administrative	882,909	610,888	2,276,455	1,614,048
Salaries and benefits	4,940,319	429,438	7,305,380	956,402
Professional fees	522,531	184,402	1,441,436	637,418
(Gain) loss on sale or disposal of property, plant and equipment	(8,216)	(16,252)	(8,716)	1,242
Gain on lease termination	(469,822)	—	(469,822)	—
Other operating expenses	1,062,903	106,374	1,217,167	359,894
Total operating expenses	6,930,624	1,314,850	11,761,900	3,569,004
Loss from operations	(4,917,182)	(891,021)	(4,539,183)	(1,305,467)
Other income (expense), net:
Interest and investment income	150,563	157,757	472,719	460,529
Trademark and licensing income	7,867	6,553	25,337	21,281
Other miscellaneous expense	(21,948)	(798)	(11,494)	(23,828)
Total other income, net	136,482	163,512	486,562	457,982
Loss before income taxes	(4,780,700)	(727,509)	(4,052,621)	(847,485)
Income tax expense	—	—	—	—
Net loss	(4,780,700)	(727,509)	(4,052,621)	(847,485)
Preferred dividends	(1,875)	(1,875)	(5,625)	(5,625)
Net loss available to common shareholders	$(4,782,575)	$(729,384)	$(4,058,246)	$(853,110)

Net loss per share:
Basic	$(0.04)	$(0.01)	$(0.03)	$(0.01)
Diluted	$(0.04)	$(0.01)	$(0.03)	$(0.01)
Weighted average shares outstanding:
Basic	123,412,910	108,438,984	118,494,796	108,262,091
Diluted	123,412,910	108,438,984	118,494,796	108,262,091

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the three and nine months ended September 30, 2025 and 2024

	Preferred Stock		Common stock
					Additional			Total
					Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity
Balance - December 31, 2024	927,904	$9,279	112,951,317	$1,129,512	$68,610,905	$(41,149,023)	$—	$28,600,673
Net income	—	—	—	—	—	546,524	—	546,524
Share-based compensation	—	—	—	—	245,384	—	—	245,384
Issuance of common stock under equity incentive plan	—	—	1,101,231	11,013	(11,013)	—	—	—
Issuance of common stock for cash, net of issuance costs	—	—	1,107,923	11,079	2,381,238	—	—	2,392,317
Issuance of common stock upon exercise of warrants	—	—	948,750	9,488	796,950	—	—	806,438
Balance - March 31, 2025	927,904	9,279	116,109,221	1,161,092	72,023,464	(40,602,499)	—	32,591,336
Net income	—	—	—	—	—	181,555	—	181,555
Share-based compensation	—	—	—	—	586,913	—	—	586,913
Issuance of common stock under equity incentive plan	—	—	370,866	3,709	51,291	—	—	55,000
Issuance of common stock for cash, net of issuance costs	—	—	750,000	7,500	2,664,666	—	—	2,672,166
Issuance of common stock upon exercise of warrants	—	—	1,970,893	19,709	1,399,264	—	—	1,418,973
Balance - June 30, 2025	927,904	9,279	119,200,980	1,192,010	76,725,598	(40,420,944)	—	37,505,943
Net loss	—	—	—	—	—	(4,780,700)	—	(4,780,700)
Share-based compensation	—	—	—	—	3,856,475	—	—	3,856,475
Issuance of common stock under equity incentive plan	—	—	628,602	6,286	95,143	—	(510,675)	(409,246)
Issuance of common stock for cash, net of issuance costs	—	—	7,655,435	76,555	33,299,558	—	—	33,376,113
Issuance of common stock upon exercise of warrants	—	—	2,853,179	28,531	2,173,814	—	—	2,202,345
Balance - September 30, 2025	927,904	$9,279	130,338,196	$1,303,382	$116,150,588	$(45,201,644)	$(510,675)	$71,750,930

	Preferred Stock		Common stock
					Additional		Total
					Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	$(39,418,619)	$25,520,968
Net loss	—	—	—	—	—	(322,768)	(322,768)
Share-based compensation	—	—	—	—	205,925	—	205,925
Issuance of common stock under equity incentive plan	—	—	791,667	7,917	(7,917)	—	—
Balance - March 31, 2024	927,904	9,279	108,438,984	1,084,389	64,051,844	(39,741,387)	25,404,125
Net income	—	—	—	—	—	202,792	202,792
Share-based compensation	—	—	—	—	94,922	—	94,922
Balance - June 30, 2024	927,904	9,279	108,438,984	1,084,389	64,146,766	(39,538,595)	25,701,839
Net loss	—	—	—	—	—	(727,509)	(727,509)
Share-based compensation	—	—	—	—	152,719	—	152,719
Balance - September 30, 2024	927,904	$9,279	108,438,984	$1,084,389	$64,299,485	$(40,266,104)	$25,127,049

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,052,621)	$(847,485)
Adjustments to reconcile loss to net cash (used in) provided by operating activities:
Depreciation and amortization	839,353	340,217
Accretion of asset retirement obligation	58,449	54,813
Noncash operating lease expense	289,542	18,611
Share-based compensation	4,688,772	453,566
Accretion income from investment securities held to maturity	(222,440)	—
(Gain) loss on sale or disposal of property, plant and equipment, net	(8,716)	1,242
Gain on lease termination	(469,822)	—
Write-down of inventory to net realizable value	—	63,574
Change in allowance for credit losses	5,798	(30,746)
Other noncash items	—	(16,107)
Changes in operating assets and liabilities:
Accounts receivable	(804,211)	(175,748)
Inventories	(7,167,437)	324,264
Prepaid expenses and other current assets	(1,726,295)	(87,824)
IVA receivable and other assets, net	(500,128)	60,856
Accounts payable	2,672,335	889,242
Accrued liabilities	154,481	46,129
Accrued liabilities – directors	(51,757)	34,355
Royalties payable	74,011	(48,255)
Stock payable to directors	—	(38,542)
Net cash (used in) provided by operating activities	(6,220,686)	1,042,162
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of certificates of deposit	—	50,641
Purchases of investment securities held to maturity	(19,934,953)	—
Proceeds from sales of property, plant and equipment	8,716	314,125
Purchases of property, plant and equipment	(16,069,244)	(223,058)
Net cash (used in) provided by investing activities	(35,995,481)	141,708
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(98,756)	(71,139)
Proceeds from exercises of stock options	55,000	—
Treasury stock acquired	(409,246)	—
Proceeds from issuance of common stock, net of issuance costs	38,440,596	—
Proceeds from exercise of warrants	4,427,756	—
Net cash provided by (used in) financing activities	42,415,350	(71,139)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	199,183	1,112,731
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	18,270,898	11,954,635
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$18,470,081	$13,067,366

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$14,642	$5,630
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Recognition of operating lease liability and right-of-use asset	$63,416	$787,477
Equipment purchased with note payable	$—	$402,722

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

NOTE 1 - NATURE OF OPERATIONS

United States Antimony Corporation and its subsidiaries in the U.S., Mexico, and Canada (“USAC,” the “Company,” “Our,” “Us,” or “We”) sell antimony, zeolite, and precious metals primarily in the U.S., Mexico, and Canada. The Company mines, purchases and processes third party ore primarily into antimony oxide, antimony metal ingots, antimony trisulfide, and precious metals, primarily gold and silver, at its facilities located in Montana and Mexico. Antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Antimony metal ingots are used in bearings, storage batteries, and ordnance. Antimony trisulfide is used as a primer in ammunition. At its Bear River Zeolite (“BRZ”) facility located in Idaho, the Company mines and processes zeolite, a group of industrial minerals used in water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, soil amendment and fertilizer, and other miscellaneous applications. Beginning in 2024, the Company began acquiring mining claims, real properties (patented claims) and leases located in Alaska, Montana and Ontario, Canada, in an effort to reduce the cost of third party antimony ore purchases.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025, and its results of operations and cash flows for the three and nine months ended September 30, 2025 and 2024. The Condensed Consolidated Balance Sheet as of December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period’s presentation. These reclassifications have no effect on the results of operations, stockholders’ equity or cash flows as previously reported.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

Investment Securities Held to Maturity

During 2025, the Company purchased short and long-term investment grade U.S. Treasury Strips in an effort to protect itself from anticipated interest rate drops. These securities are classified as held-to-maturity and carried at amortized cost because the Company has both the intent and ability to hold them until their contractual maturity date. Since these U.S. Treasury Strips are zero-coupon instruments that do not pay periodic interest, the original investment amount is adjusted for the accretion of discounts using the effective interest method over the period from acquisition to maturity. Discount accretion is recognized as “Interest and investment income” in the Condensed Consolidated Statements of Operations.

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

The Company accounts for credit losses on its held-to-maturity securities in accordance with the expected credit loss model, as prescribed by U.S. GAAP. An allowance for credit losses is recognized to reflect the Company’s estimate of expected credit losses over the contractual life of its held-to-maturity securities. In accordance with the accounting guidance prescribed for credit losses on held-to-maturity debt securities, the Company has presumed the expected credit losses on its U.S. Treasury Strips are negligible since they are explicitly guaranteed by the U.S. government.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. These new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the potential impact this update will have on its consolidated financial statements and expense disclosures in the notes to the consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU clarify and refine the criteria for capitalizing costs related to internal-use software. Under the new guidance, capitalization is permitted when both of the following conditions are met: (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed, and the software will be used to perform the function intended. This ASU will be effective for annual periods beginning after December 15, 2027, for interim reporting periods beginning within those annual periods, and early adoption is permitted. Management is currently evaluating this update to determine its impact on the Company’s consolidated financial statements.

The Company does not believe that issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

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

The potentially dilutive common stock equivalents not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Warrants	4,369,393	12,346,215	4,369,393	12,346,215
Stock options and RSU awards	8,726,834	6,408,333	8,726,834	6,408,333
Total possible share dilution	13,096,227	18,754,548	13,096,227	18,754,548

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

NOTE 5 – REVENUE RECOGNITION

The Company’s products consist of the following:

•	Antimony: primarily includes antimony oxide, antimony metal ingots, and antimony trisulfide.
•	Zeolite: includes coarse and fine zeolite crushed in various product sizes.
•	Precious metals: includes unrefined and refined gold and silver.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

Sales by product type for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Antimony	$8,030,005	$1,489,798	$23,592,695	$6,622,835
Zeolite	671,946	682,947	2,654,923	2,280,338
Precious metals	—	399,433	(20,539)	404,049
Total revenues	$8,701,951	$2,572,178	$26,227,079	$9,307,222

Domestic and foreign revenues for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Domestic	$8,542,248	$1,897,121	$25,788,506	$7,215,534
Canada	159,703	523,900	438,573	1,719,473
Mexico	—	151,157	—	372,215
Total revenues	$8,701,951	$2,572,178	$26,227,079	$9,307,222

In September 2025, the Company secured a five-year, sole-source Indefinite Delivery, Indefinite Quantity (IDIQ) contract with the U.S. Defense Logistics Agency (DLA) Strategic Materials, which is responsible for managing the National Defense Stockpile (NDS). The contract, with a maximum value of $245 million, is for the sale of antimony metal ingots (99.65% purity) to replenish the NDS through September 2030. Pricing is determined at the time each delivery order is placed based on prevailing market rates and each shipment will represent a separate performance obligation satisfied at a point in time. As a result, revenue will be recognized when each shipment of antimony metal ingots is delivered to the DLA’s depot and formally accepted by the government. At the end of September 2025, the Company announced it had received the first delivery order under its contract with the DLA. This initial order for the purchase of 315,000 pounds of antimony metal ingots is valued at approximately $10 million. During the three and nine months ended September 30, 2025, no revenue has been recognized related to this contract.

The Company’s trade accounts receivable balance related to contracts with customers was $1,898,184 at September 30, 2025 and $1,099,771 at December 31, 2024, which are net of allowances for credit losses of $15,963 and $10,165, respectively. The Company’s products do not involve any warranty agreements and product returns are not typical.

NOTE 6 – INVESTMENT SECURITIES HELD TO MATURITY

In April 2025, the Company purchased $9,991,259 of U.S. Treasury Strips with maturities ranging from approximately 12 to 54 months. These U.S. Treasury Strips are scheduled to mature approximately equally about every six months beginning in May 2026 and will generate interest yields of approximately 3.9%.

In September 2025, the Company purchased an additional $9,943,694 of U.S. Treasury Strips with maturities ranging from approximately 14 to 62 months. These U.S. Treasury Strips are scheduled to mature approximately equally every 12 months beginning in November 2026 and will generate interest yields of approximately 3.7%.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

The following is a summary of the Company’s investment securities held to maturity as of September 30, 2025:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Investment securities held to maturity - current:
U.S. Treasury Strips	$1,270,666	$684	$—	$1,271,350
Investment securities held to maturity - noncurrent:
U.S. Treasury Strips	18,886,727	37,526	(4,604)	18,919,649
Total investment securities held-to-maturity	$20,157,393	$38,210	$(4,604)	$20,190,999

The Company recognized interest income accretion on its U.S. Treasury Strips of $126,450 and $222,440 during the three and nine months ended September 30, 2025, respectively. There were no investment securities outstanding at December 31, 2024 or held during the nine months ended September 30, 2024.

Consistent with the Company’s classification of its U.S. Treasury Strips as held to maturity, those securities scheduled to mature in the next twelve months after the reporting date are considered current assets and those having maturity dates more than twelve months after the reporting date are considered non-current assets. At September 30, 2025, the Company’s held to maturity securities were scheduled to mature as follows:

	Amortized	Estimated Fair
Twelve months ending September 30,	Cost	Value
2026	$1,270,666	$1,271,350
2027 to 2030	18,886,727	18,919,649
Total investment securities held-to-maturity	$20,157,393	$20,190,999

Line of Credit

The Company secured a $5,000,000 line of credit facility (“LOC”) in April 2025 with a national bank, which bears interest at one percent above the base commercial rate. In September 2025, the LOC was increased to $10,000,000. The Company’s investment securities serve as collateral for the LOC on which the Company had no outstanding borrowings at September 30, 2025.

NOTE 7 – INVENTORIES

Inventories at September 30, 2025 and December 31, 2024 consisted primarily of finished antimony metal ingots and antimony oxide products, antimony ore and concentrates, and finished zeolite products. Inventories are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products and finished zeolite products primarily include direct materials, direct labor, overhead, depreciation, and freight. Inventories consisted of the following:

	September 30,	December 31,
	2025	2024
Antimony oxide	$607,508	$254,372
Antimony metal ingots	2,411,845	154,590
Antimony ore and concentrates	4,972,787	335,588
Total antimony inventory	7,992,140	744,550
Zeolite	421,021	501,174
Total inventories	$8,413,161	$1,245,724

At September 30, 2025 and December 31, 2024, inventories were valued at cost, except for the portion of inventory related to zeolite at December 31, 2024, which was valued at net realizable value because costs were greater than the amount the Company expected to receive upon the sale of the inventory. The adjustment to value zeolite inventory at net realizable value was $65,647 at December 31, 2024.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

Antimony oxide, metal ingots, and ore and concentrates were held primarily at the Company’s plants located in Montana and Mexico. Some antimony metal ingots are used in processing antimony ore into antimony oxide. Zeolite inventory was held at the Company’s plant located in Idaho.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

The major components of the Company’s property, plant and equipment (“PP&E”) by segment at September 30, 2025 and December 31, 2024 were as follows:

September 30, 2025	Antimony	Zeolite	All Other	TOTAL
Plant and equipment	$13,754,833	$6,658,125	$520,926	$20,933,884
Buildings	1,106,303	1,705,893	456,970	3,269,166
Mineral rights and interests	230,000	16,753	5,669,863	5,916,616
Land	2,083,094	—	929,443	3,012,537
Construction in progress	9,131,631	353,429	—	9,485,060
Total property, plant and equipment	26,305,861	8,734,200	7,577,202	42,617,263
Accumulated depreciation	(10,111,874)	(4,106,653)	(277,398)	(14,495,925)
Property, plant and equipment, net	$16,193,987	$4,627,547	$7,299,804	$28,121,338

December 31, 2024	Antimony	Zeolite	All Other	TOTAL
Plant and equipment	$13,512,321	$6,597,781	$427,720	$20,537,822
Buildings	1,106,303	1,705,893	11,970	2,824,166
Mineral rights and interests	—	16,753	125,000	141,753
Land	2,083,094	—	914,443	2,997,537
Construction in progress	—	101,938	—	101,938
Total property, plant and equipment	16,701,718	8,422,365	1,479,133	26,603,216
Accumulated depreciation	(9,602,469)	(3,857,785)	(251,515)	(13,711,769)
Property, plant and equipment, net	$7,099,249	$4,564,580	$1,227,618	$12,891,447

In February 2025, the Company purchased a personal residence located near its operations in Thompson Falls, Montana for $445,000, which is presently being used by management personnel that were transferred there and are now working in Montana predominantly on our plant expansion efforts. This asset and related expenses are included in the “All Other” category in the Company’s segment reporting.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

The January Fairbanks Agreement requires a royalty payment by the Company based on the value realized from ore mined from the claims (“Net Smelter Royalty on Claims”) and another royalty payment by the Company based on the value realized from ore mined, if any, from certain areas surrounding these one hundred and twenty mining claims (“Net Smelter Royalty on Surrounding Area”). A certain percentage of the Net Smelter Royalty on Claims can be purchased back by the Company with certain factors causing an escalation in this buyback amount. Also, the January Fairbanks Agreement includes a commitment by the Company to spend an aggregate of $2,250,000 on exploring and developing these claims over five years beginning January 2025, with various milestones over this five-year period. The January Fairbanks Agreement can be terminated without cause at any time by the Company with notice.

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

The March Fairbanks Agreement requires a royalty payment by the Company based on the value realized from ore mined from the claims and leases (“Net Smelter Royalty”). A certain percentage of the Net Smelter Royalty can be purchased back by the Company. Also, the March Fairbanks Agreement includes a commitment by the Company to spend an aggregate of $250,000 on exploring and developing these claims and leases over approximately forty-one months beginning March 2025, with various milestones over this period. The March Fairbanks Agreement can be terminated without cause by the Company with notice.

In May 2025, the Company paid $230,000 to acquire the surface rights related to its patented lode mining claim located in Thompson Falls, Montana.

In June 2025, the Company acquired property located in the Sudbury District of Ontario, Canada, which included 50 single-cell mining claims (the Fostung Properties) for $5,000,000. Direct transaction costs related to this acquisition totaled $25,120. In addition, the agreement requires the Company to pay a net smelter return royalty based on the value realized from ore mined from the property.

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

The June Fairbanks Agreement requires net smelter royalty payments be made by the Company based on the value realized from ore mined from the claims. Also, the agreement includes a commitment by the Company to spend an aggregate of $700,000 in exploring and developing these claims based on various milestones scheduled to occur over approximately thirty-nine months from the effective date of the agreement. This agreement can be terminated without cause at any time by the Company with ninety-days’ notice.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

In September 2025, the Company executed an agreement to acquire the ownership rights to mining claims located in the Fairbanks District of Alaska (“September Fairbanks Agreement”). Payments to acquire these claims have been or will be made by the Company on or around the payment dates indicated as follows:

Payment Date	Payment Amount
September 2025	$50,000
March 2026	25,000
September 2026	50,000
September 2027	50,000
September 2028	50,000
September 2029	275,000
Total	$500,000

The September Fairbanks Agreement requires a royalty payment by the Company based on the value realized from ore mined from the claims (“Net Smelter Royalty”). A certain percentage of the Net Smelter Royalty can be purchased back by the Company. Also, the September Fairbanks Agreement includes a commitment by the Company to spend an aggregate of $250,000 on exploring and developing these claims over approximately thirty-six months beginning September 2026, with various milestones over this period. The September Fairbanks Agreement can be terminated without cause by the Company with notice.

The payments made to acquire these mining claims and leases, including any direct transaction costs, are capitalized in the “Mineral rights and interests” component of PP&E in the Condensed Consolidated Balance Sheets and included in the “All Other” category for segment reporting.

NOTE 9 – LEASES

Philipsburg Operating Lease

In September 2024, the Company executed a contract to lease a metals concentration facility located in Philipsburg, Montana. The Company amended this lease in March 2025 extending the term of the lease to September 2, 2026 and modifying the fixed monthly lease payments to $10,000 per month through the month of June 2025, $20,000 per month during the months of July 2025 to October 2025, and $95,000 per month thereafter to the end of the lease term. The $95,000 per month payment included a fixed monthly fee of $45,000 and a minimum milling fee of $50,000 per month. An additional payment of $50 per ton was due each month in the last twelve months of the lease for all milling in excess of 1,000 tons per month. The Company did not include any milling fee payments above the minimum in its lease liability as it was not deemed probable at that time. The Company recorded the present value of the original fixed lease cost in September 2024 over the lease term as a lease liability and Right of Use (“ROU”) asset. As a result of the amendment in March 2025, the Company reduced the ROU asset and corresponding lease liability by $37,448. The Company used its incremental borrowing rate of 3.49% when determining the present value of future payments of this operating lease as the rate implicit in the lease was not readily determinable.

During the three and nine months ended September 30, 2025, the Company recorded $85,032 and $389,542, respectively, of lease expense related to this lease and initial direct costs (“IDC”) in “Cost of Revenues” in the Condensed Consolidated Statements of Operations. Lease payments were $40,000 and $110,000 during the three and nine months ended September 30, 2025, respectively, which were included in operating cash flows. For both the three and nine months ended September 30, 2024, the Company recorded $33,611 of lease expense and IDC related to this lease. Lease payments totaling $15,000 were made during the three and nine months ended September 30, 2024, and included in operating cash flows. The Company paid $10,000 of IDC at the inception of the original lease agreement.

On September 22, 2025, the lessor terminated the Philipsburg operating lease agreement one year early. This event resulted in derecognition of the associated account balances, specifically reducing operating lease liabilities by $631,690, right-of-use assets by $151,868, and prepaid rent by $10,000. The resulting difference was a non-cash gain on lease termination of $469,822, which was presented in the Condensed Consolidated Statements of Operations as a separate item within the Operating Expenses section. Furthermore, no termination penalties were incurred or incentives received in connection with the lease termination. Machinery and equipment with a net book value of $29,621, which had been used at the Philipsburg location, will be used at a different operating site.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

Finally, unpaid operating charges, such as utility and labor costs incurred through the termination date, were recognized separately as ordinary operating expenses and not included in the calculation of the gain.

Dallas Operating Lease

In the first quarter of 2025, the Company executed a contract to lease office space for its corporate headquarters located in Dallas, Texas with a lease term of 24 months and total fixed payments during the term of $3,945 per month, or $94,680 in total. The Company is amortizing the lease on a straight-line basis over the term of the lease. The Company recorded the present value of the lease payments over the term as a lease liability and ROU asset. The Company’s incremental borrowing rate of 3.49% was used as the discount rate since the rate implicit in the lease was not readily determinable. The lease does not include any transfer of ownership of the office space at the end of the lease, nor any option to extend the lease or purchase the facility, nor any residual value guarantees. The Company cannot terminate the lease without cause and must provide the office space to the lessor at the end of the lease in the same condition as it was received.

The lease liability related to this operating lease, which represents the present value of the lease payments, and ROU asset were $63,416 at inception of the lease and $36,288 and $nil at September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, the Company recorded $11,835 and $31,560, respectively, of lease expense related to this lease in “General and administrative” in the Condensed Consolidated Statements of Operations. Lease payments were $11,835 and $31,560 during the three and nine months ended September 30, 2025, respectively, which were included in operating cash flows. The Company made a security deposit payment of $3,945 at the inception of the lease. For the three and nine months ended September 30, 2024, there were no payments made or expense recorded for this lease.

The following table summarizes expense and cash payments for both operating leases during the periods noted:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease expense	$96,867	$33,611	$421,102	$33,611
Cash paid for operating lease liability	51,835	15,000	131,560	15,000
Cash paid for security deposit	—	10,000	3,945	10,000

At September 30, 2025, the remaining lease term of the Dallas operating lease was 16 months and the discount rate used was 3.49%.

The following table is a maturity analysis of the future minimum lease payments for the Dallas operating lease as of September 30, 2025:

Twelve months ending September 30,
2026	$47,340
2027	15,780
Total operating lease payments	63,120
Less: discount on lease liability	(26,832)
Total operating lease liability	36,288
Less: current portion of operating lease liability	(28,990)
Noncurrent operating lease liability	$7,298

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

NOTE 10 – LONG-TERM DEBT

Long-term debt at September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Installment contract payable to Komatsu, bearing interest at 3.49%, payable in 36 monthly installments of $11,799 maturing May 2027; collateralized by the Wheel Loader	$228,921	$327,677
Less current portion of debt	(135,754)	(132,252)
Long-term debt, net	$93,167	$195,425

At September 30, 2025, the scheduled maturities of debt outstanding for each of the next two years were as follows:

Twelve months ending September 30,	Total
2026	$135,754
2027	93,167
Total	$228,921

NOTE 11 – INCOME AND OTHER TAXES

Management estimates that the Company’s 2025 effective tax rate will be 0% due to the Company’s historical operating losses, tax loss carryforward, and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax expense or benefit recorded for the three- and nine-month periods ended September 30, 2025.

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

Mexico Import Value Added Tax

USAMSA has a receivable of $1,350,940 and $907,408 at September 30, 2025 and December 31, 2024, respectively, related to Import Value Added Tax (“IVA tax” or “VAT”) it pays on certain goods and services, which represents the amounts to be reimbursed from the Mexican government. USAMSA also has established an allowance for estimated uncollectible amounts associated with this IVA tax receivable of $772,501 and $575,151 at September 30, 2025 and December 31, 2024, respectively. The net IVA tax receivable of $578,439 and $332,257 at September 30, 2025 and December 31, 2024, respectively, is recorded in “IVA receivable and other assets, net” in the Condensed Consolidated Balance Sheets.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Historically, BRZ has from time-to-time been assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). During the nine months ended September 30, 2025, BRZ received three citations from MSHA, one of which was significant and substantial. All three citations were rectified by BRZ and terminated by MSHA on the day the citations were issued. At September 30, 2025 and December 31, 2024, BRZ had “accrued liabilities” in the Condensed Consolidated Balance Sheets of $nil and $19,074, respectively, relating to MSHA citations.

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

In April 2025, the Company began contracting for engineering and construction services to expand its existing smelting operating capacity located in Thompson Falls, Montana. Total capital expenditures associated with the expansion plans are estimated to be approximately $22.4 million of which approximately $17.8 million has been formally agreed to with various third-party vendors. As of September 30, 2025, the Company has paid approximately $8 million toward these commitments which is included in the “Construction in progress” component of PP&E in the Condensed Consolidated Balance Sheets.

NOTE 13 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the nine months ended September 30, 2025 and 2024, the Company issued 2,100,699 shares and 791,667 shares, respectively, of its common stock in conjunction with the vesting of restricted stock units (“RSUs”) and exercising of stock options. See the “Share-Based Compensation” section below for further details.

Sale of Common Stock

During the nine months ended September 30, 2025, the Company sold 5,513,358 shares of its common stock in an “at the market offering” and received gross proceeds of $21,387,718 based on a weighted average price of $3.88 per share. Direct issuance costs totaling $435,862 were incurred related to these sales. The aggregate net proceeds received by the Company, after deducting offering fees and expenses, totaled $20,951,856. The Company did not sell any of its common stock during the nine months ended September 30, 2024.

On August 27, 2025, the Company completed a registered direct offering with an institutional investor. The offering resulted in the sale of 4,000,000 shares of common stock at a purchase price of $4.50 per share for $18,000,000 in gross proceeds. For this offering, the Company incurred direct issuance costs of $511,260, which consisted primarily of placement agent commissions and various legal, accounting, and filing costs. The aggregate net proceeds received by the Company, after deducting offering fees and expenses, totaled $17,488,740.

During the nine months ended September 30, 3025, the Company issued 5,772,822 shares of its common stock and received proceeds of $4,427,756 pursuant to the exercise of pre-existing warrants. See the “Common Stock Warrants” section below for further details.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

Share-based compensation

In December 2023, shareholders approved the Company’s 2023 Equity Incentive Plan (“the Plan”), which provides for the grant of incentive stock options, non-qualified stock options and other types of awards. The general purpose of the Plan is to provide a means whereby eligible employees, officers, directors and other service providers develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our shareholders. On July 31, 2025, the Company’s shareholders approved the Amended and Restated 2023 Equity Incentive Plan (the “Amended Plan”). The maximum number of shares of common stock available for issuance under the Amended Plan is 23,700,000 shares.

During the nine months ended September 30, 2025, the Company granted stock options and RSUs totaling 2,391,400 and 2,182,800, respectively. Once vested, each stock option and RSU represents the right to receive one share of the Company’s common stock.

Share-based compensation expense for the periods noted was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	$2,083,722	$97,655	$2,487,805	$161,124
RSUs	1,772,753	55,064	2,200,967	292,442
Total share-based compensation expense	$3,856,475	$152,719	$4,688,772	$453,566

The following table summarizes the aggregate non-cash stock-based compensation recognized in the Condensed Consolidated Statement of Operations for stock options and RSUs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
General and administrative	$145,828	$67,708	$476,921	$295,485
Salaries and benefits	3,706,746	82,410	4,200,149	155,480
Professional fees	3,901	2,601	11,702	2,601
Total non-cash share-based compensation expense	$3,856,475	$152,719	$4,688,772	$453,566

Stock options

Stock options granted have either a 3-year or 10-year contractual term and are subject to either service or performance-based vesting conditions. The following table summarizes the weighted-average assumptions used to value stock options granted during the nine months ended September 30, 2025 using the Black-Scholes method:

Nine Months
Ended
September
Weighted-Average Grant Date Assumptions	30, 2025
Expected term (in years)	9.3
Risk-free interest rate	4.3%
Expected dividend yield	0.0%
Expected volatility	96.0%
Fair value per share	$2.49

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

September 30, 2025

Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant with an equivalent term approximating the expected term of the options.

Expected dividend yield—The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Expected volatility – The expected volatility is based on the historical volatility of our stock price over the expected term of the stock option.

Activity with respect to stock options is summarized as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Options outstanding, December 31, 2024	4,330,000	$0.23	3.7	$6,652,700
Granted	2,391,400	2.41	—	—
Exercised	(672,500)	0.23	—	—
Forfeited	(166,667)	0.22	—	—
Expired	—	—	—	—
Options outstanding, September 30, 2025	5,882,233	$1.12	5.7	$29,818,109
Nonvested options, September 30, 2025	5,190,566	$1.21	5.8	$25,801,817
Vested and exercisable options, September 30, 2025	691,667	$0.39	4.4	$4,016,292

At September 30, 2025, total unrecognized share-based compensation expense related to stock options was $3,992,315, which is expected to be recognized over a weighted-average remaining period of 0.8 years. During the nine months ended September 30, 2025, 672,500 stock options were exercised to purchase shares of common stock. These exercises included 250,000 options for cash proceeds of $55,000 and cashless exercises where 52,461 shares of common stock were acquired by the Company as treasury stock to pay for the aggregate exercise price of the stock options and 370,039 shares of common stock were issued to the award recipients. See the “Treasury Stock” section below for further details. The total intrinsic value of the 672,500 stock options exercised during the nine months ended September 30, 2025 was $1,410,033.

Restricted stock units

Activity with respect to RSUs is summarized as follows:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Share
RSUs outstanding at December 31, 2024	2,090,000	$0.24
Granted	2,182,800	2.86
Vested	(1,428,199)	1.16
Forfeited	—	—
RSUs outstanding at September 30, 2025	2,844,601	$1.79

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

At September 30, 2025, total unrecognized share-based compensation expense related to RSUs was $4,306,192, which is expected to be recognized over a weighted-average remaining period of 2.1 years. The weighted-average remaining contractual term of the nonvested RSU shares was 1.5 years at September 30, 2025. During the nine months ended September 30, 2025, 1,428,199 shares of common stock were issued pursuant to the vesting of RSUs. In a related transaction, 88,399 of the newly issued common shares were acquired by the Company as treasury stock to satisfy the mandatory payroll tax obligations resulting from the RSU vesting. See the “Treasury Stock” section below for further details.

Common stock warrants

During the first nine months of 2025, the Company issued 5,772,822 shares of common stock related to the exercise of pre-existing warrants and received gross proceeds of $4,427,756, based on a weighted average exercise price of $0.77 per share. No warrants were issued or expired during the nine months ended September 30, 2025 and 2024 nor were any warrants exercised during the nine months ended September 30, 2024.

Following is a summary of the Company’s warrant activity during the nine months ended September 30, 2025:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Balance at December 31, 2024	10,142,215	$0.77
Exercised	(5,772,822)	0.77
Balance at September 30, 2025	4,369,393	$0.77

Each warrant represents the right to receive one share of the Company’s common stock. The composition of the Company’s warrants outstanding at September 30, 2025 was as follows:

Number of warrants	Exercise Price	Expiration Date	Remaining life (years)
857,143	$0.46	1/27/2026	0.33
806,500	$0.85	2/1/2026	0.34
2,705,750	$0.85	8/3/2026	0.84
4,369,393

All outstanding warrants of the Company expire on or before August 3, 2026.

Treasury Stock

The Company accounts for purchases and sales of treasury stock using the cost method. Shares are recorded at their acquisition price, with a corresponding debit to the treasury stock account. Upon subsequent sale, the treasury stock account is credited for the shares’ original cost, and any difference between the selling price and cost is recognized in additional paid-in capital. The Company does not recognize gains or losses on treasury stock transactions in the consolidated statement of operations

The Company retains and holds shares of its common stock as treasury stock to manage the settlement of employee equity awards. Shares are retained primarily to cover the option exercise price and, if any, required tax withholding for cashless stock option exercises and to satisfy employees’ tax obligations upon RSU vesting. During the nine months ended September 30, 2025, 52,461 newly issued common shares with a cost of $101,429 were retained by the Company as treasury stock to pay for the aggregate exercise price of the stock options and 88,399 of newly issued common shares with a cost of $409,246 were retained by the Company as treasury stock to satisfy the mandatory payroll tax obligations resulting from the vesting of RSUs. There were no common shares retained and transferred to treasury stock during the nine months ended September 30, 2024.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

NOTE 14 – BUSINESS SEGMENTS

The Company has two reportable segments: antimony and zeolite. Our antimony segment consists of:

●	Our facility located in the Burns Mining District of Sanders County in Montana that processes ore primarily into antimony oxide, antimony metal ingots, antimony trisulfide, and precious metals, and
●	Two facilities in our USAMSA subsidiary located in Mexico, one being a rock crushing mill and the other a smelter, that process ore primarily into antimony metal ingots, a lower grade of antimony oxide, and precious metals.

Our zeolite segment consists of our facility located in Preston, Idaho that mines, processes, and sells zeolite.

The following components of the Company’s business were not engaged in business activities at September 30, 2025 from which they recognized revenue offset by related expenses: Los Juarez, Mexico in our ADM subsidiary, Ontario, Canada, Alaska, and the mining claims in Thompson Falls, Montana. Therefore, these components, along with the Company’s personal residence in Thompson Falls, Montana, have been included in the “All Other” category for segment reporting. The Company’s chief operating decision maker is its chief executive officer.

Total assets by segment at September 30, 2025 and December 31, 2024 were as follows:

Total Assets	September 30, 2025	December 31, 2024
Antimony segment	$66,518,746	$27,230,312
Zeolite segment	5,815,663	5,604,003
All other	7,547,932	1,808,287
Total assets	$79,882,341	$34,642,602

Total capital expenditures by segment for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Antimony segment	$7,928,732	$—	$9,374,143	$—
Zeolite segment	284,833	62,337	367,032	213,058
All other	461,606	10,000	6,328,069	10,000
Total capital expenditures	$8,675,171	$72,337	$16,069,244	$223,058

Selected segment operational information for the three and nine months ended September 30, 2025 and 2024 were as follows:

Three months ended September 30, 2025	Antimony	Zeolite	All Other	Total
Total revenues	$8,030,005	$671,946	$—	$8,701,951
Depreciation and amortization	170,813	98,678	10,337	279,828
Loss from operations	(3,646,313)	(236,420)	(1,034,449)	(4,917,182)
Other income				136,482
Income tax expense				—
Net loss				$(4,780,700)

Three months ended September 30, 2024	Antimony	Zeolite	All Other	Total
Total revenues	$1,889,231	$682,947	$—	$2,572,178
Depreciation and amortization	19,901	95,659	4,024	119,584
Loss from operations	(44,384)	(713,180)	(133,457)	(891,021)
Other income				163,512
Income tax expense				—
Net loss				$(727,509)

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

Nine months ended September 30, 2025	Antimony	Zeolite	All Other	Total
Total revenues	$23,572,156	$2,654,923	$—	$26,227,079
Depreciation and amortization	509,404	304,065	25,884	839,353
Loss from operations	(1,669,738)	(666,448)	(2,202,997)	(4,539,183)
Other income				486,562
Income tax expense				—
Net loss				$(4,052,621)

Nine months ended September 30, 2024	Antimony	Zeolite	All Other	Total
Total revenues	$7,026,884	$2,280,338	$—	$9,307,222
Depreciation and amortization	59,598	268,547	12,072	340,217
Income (loss) from operations	723,385	(1,720,314)	(308,538)	(1,305,467)
Other income				457,982
Income tax expense				—
Net loss				$(847,485)

Note 15 - SUBSEQUENT EVENTS

Sales of Common Stock

During October 2025, the Company sold 1,996,751 shares of its common stock in an “at the market offering” and received gross proceeds of $15,995,150 based on a weighted average price of $8.01 per share.

Registered Direct Offerings of Common Stock

On October 6, 2025, the Company completed a registered direct offering with the same institutional investor as was completed on August 27, 2025 (see Note 13 — Stockholders’ Equity). This offering resulted in the sale of 3,500,000 shares of common stock at a purchase price of $7.50 per share for $26,250,000 in gross proceeds.

On October 10, 2025, the Company completed a registered direct offering with a leading long-only mutual fund investor. This offering resulted in the sale of 2,377,657 shares of common stock at a purchase price of $10.50 per share for $24,965,399 in gross proceeds.

Aggregate gross proceeds from these two registered direct offerings combined with the gross proceeds from the registered direct offering completed on August 27, 2025, as noted above, totaled $69,215,399.

Common stock warrants

In October 2025, the Company issued 1,535,500 shares of common stock related to the exercise of warrants and received gross proceeds of $1,305,175, based on their exercise price of $0.85 per share.

Supply Agreement and Promissory Note

In October 2025, the Company entered into a supply agreement with an international supplier for the purchase of antimony that meets specified quality standards over a period of approximately 36 months. On the same date as this agreement, the Company extended a promissory note for $2,500,000 to the supplier. This note bears interest at 3.81% with principal and interest payments scheduled to be made in weekly installments of $500,000 beginning in December 2025, with the remaining balance of principal and interest due in January 2026. The loan proceeds are to be used by the supplier, subject to the Company’s approval, to purchase antimony concentrate and equipment. Payment of the promissory note is secured by all assets of the borrower and a corresponding personal guarantee from the principal owner.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

Purchase of Property in Alaska

In October 2025, the Company completed the acquisition of property in Fairbanks, Alaska for a total purchase price of $1,200,000. The property includes five buildings and approximately 17 acres of land. The payment made to acquire these assets, along with any direct transaction costs and liabilities assumed, will be allocated to the land and buildings based on their relative fair values and included in the “All Other” category for segment reporting.

Investment in Australian-Based Mineral Exploration and Development Company

During October 2025, the Company acquired approximately 10% of the total issued share capital of Larvotto Resources Limited (“Larvotto”), an Australian-based mineral exploration and development company focused on critical minerals, particularly antimony and gold, through open-market cash purchases totaling $37 million.

Supply Agreement with New Industrial Customer

In November 2025, the Company executed a five-year supply agreement with a new industrial customer for the sale of antimony trioxide. After completing the monthly delivery schedule through December 2026 specified in the agreement, subsequent deliveries, pricing (pursuant to semiannual market-based adjustments), and volume commitments are subject to mutual written agreement every six months.

Acquisition of Mining Claims

In November 2025, the Company executed a mining option agreement to acquire certain mining rights to mining claims located in the state of Alabama. This agreement includes payments totaling $375,000 to be made by the Company over the next three years to acquire these mining claims, a commitment by the Company to spend an aggregate of $1,200,000 over the next three years to explore and develop these claims, and royalty payments to be made by the Company based on the value realized from ore mined from these claims. This agreement can be terminated without cause at any time by the Company with notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Readers should note that, in addition to the historical information contained herein, this Quarterly Report and the exhibits attached hereto contain “forward-looking statements” within the meaning of, and intended to be covered by, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon current expectations and beliefs concerning future developments and their potential effects on United States Antimony Corporation (“US Antimony,” “USAC,” or the “Company”) including matters related to the Company’s operations, pending contracts and future revenues, financial performance, and profitability, ability to execute on its increased production and installation schedules for planned capital expenditures, and the size of forecasted deposits. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which they are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. The reader is cautioned not to put undue reliance on these forward-looking statements, as these statements are subject to numerous factors and uncertainties.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes,” “expects” or “does not expect,” “is expected,” “outlook,” “anticipates” or “does not anticipate,” “plans,” “estimates,” “forecast,” “project,” “pro forma,” or “intends,” or stating that certain actions, events or results “may” or “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made and are subject to assumptions and uncertainties. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks related to:

●	The Company’s properties being in the exploration stage;
●	Macroeconomic factors;
●	The imposition of new tariffs, changes in trade policy or agreements, or the escalation of trade tensions between the United States and other countries or regions could have a material adverse impact on our business;
●	Continued operational losses;
●	Negative consequences related to mineral operations being subject to existing and new government regulations within and outside the United States;
●	The Company’s ability to obtain additional capital to develop the Company’s resources, if any;
●	Concentration of customers;
●	Increase in energy costs;
●	Mineral exploration and development activities;
●	Mineral estimates;
●	The Company’s insurance coverage for operating risks;
●	The fluctuation of prices for antimony and precious metals, such as gold and silver;
●	The competitive industry of mineral exploration;
●	The title and rights in the Company’s mineral properties;
●	Environmental hazards;
●	The possible dilution of the Company’s common stock from additional financing activities;
●	Metallurgical and other processing problems;
●	Unexpected geological formations;
●	Global economic and political conditions;
●	Staffing in remote locations;
●	Changes in product costing;
●	Inflation on operational costs and profitability;
●	Competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities);
●	Global pandemics, natural disasters, or civil unrest;
●	Mexican labor and other issues regarding safety and organized control over our properties;
●	The positions and associated outcomes of Mexican and other taxing authorities;

●	Cybersecurity and business disruptions;
●	Ineffective use of cash and cash equivalents, including proceeds from stock offerings;
●	Potential conflicts of interest with the Company’s management;
●	Mining exploration, development, and production not being economically viable;
●	Mineral reserve estimates, including those prepared by “Qualified Persons” (as defined by SEC Regulation S-K 1300), are not guarantees of the volume or grade of ore that will ultimately be recovered;
●	Processing and selling ore from new suppliers and internal sources not being economically viable;
●	More risk associated with non-domestic supply of antimony ore; and
●	Fluctuations in the Company’s common stock.

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

DESCRIPTION OF BUSINESS

History

United States Antimony Corporation’s principal business is the production and sale of antimony, precious metals, and zeolite products. The Company was incorporated in Montana in January 1970 to mine and produce antimony products. In December 1983, the Company suspended its antimony mining operations in the U.S. but continued to produce antimony products using foreign sources of antimony ore. In April 1998, the Company formed US Antimony de Mexico, S.A. de C.V. (“USAMSA”) to produce antimony products in Mexico, and, in August 2005, the Company formed Antimonio de Mexico, S.A. de C.V. (“ADM”) to explore and develop antimony and precious metal deposits in Mexico. The Company formed Bear River Zeolite Company (“BRZ”) in 2000 for the purpose of mining and producing zeolite products in Idaho. Beginning in 2024, the Company began acquiring mining claims and leases located in Alaska, Montana and Ontario, Canada, which necessitated forming three entities related to the Alaska mining claims, Great Land Minerals, LLC, Denali Minerals, LLC, and Alaska Antimony LLC, and one entity related to the Ontario mining claims and leases, UAMY Cobalt Corporation. We invested in these mining claims and leases in an effort to reduce the cost of third party antimony ore purchases. Currently, no active operations are being conducted, nor is any revenue being generated, from the Company’s business components located in Los Juarez,

Mexico (our ADM subsidiary), Ontario, Canada, Alaska, and the mining claims in Thompson Falls, Montana. In September 2025, the Company obtained government permits to begin exploration of its mining claims in Alaska and commenced limited surface mining at two of these sites before the mining season ended due to weather constraints. In October 2025, the Company completed the purchase of additional property in Fairbanks, Alaska that will be used for operating activities, including ore separation and storage, as well as an office for its staff.

In May 2012, our shares of common stock started trading on the NYSE MKT exchange (now NYSE AMERICAN) under the symbol UAMY. On July 1, 2025, the Company’s common stock also began trading on a new stock exchange, the NYSE Texas. The Company continues to maintain its primary listing on the NYSE American Stock Exchange and trades with the same “UAMY” ticker symbol on both exchanges.

In June 2025, the Company acquired property located in the Sudbury District of Ontario, Canada, which included 50 single-cell tungsten mining claims (the Fostung Properties). We have completed fieldwork but not yet extracted any minerals from the Fostung Properties and we have not previously prepared a technical report summary making a determination on the property’s mineral resources or mineral reserves. However, the Company has recently retained a qualified third-party expert who is in the process of preparing a technical reserve report for the Fostung Properties.

On August 28, 2025, the Company completed the conversion of its state of incorporation from the State of Montana to the State of Texas (the “Texas Reincorporation”) by means of a Plan of Conversion, effective August 13, 2025. The Texas Reincorporation, including the principal terms of the Plan of Conversion, was submitted to a vote of, and approved by, the Company’s stockholders at the Company’s 2025 Annual Meeting of Stockholders held on July 31, 2025. Upon completing the Texas Reincorporation, the rights of the Company’s shareholders previously governed by the Montana Business Corporation Act, as amended, and the Company’s Articles of Incorporation and Bylaws in effect prior to the Texas Reincorporation, are now governed by the Texas Business Organizations Code and the Certificate and Bylaws filed and adopted by the Company under Texas law. The Texas Reincorporation did not result in any change in business, jobs, management, properties, location of any of our offices or facilities, number of employees, obligations, assets, liabilities or net worth. Also, the Company continues to maintain its corporate headquarters in Texas and no interruption in the trading of its common stock occurred.

In September 2025, the Company secured a five-year, sole-source Indefinite Delivery, Indefinite Quantity (IDIQ) contract with the U.S. Defense Logistics Agency (DLA) Strategic Materials, which is responsible for managing the National Defense Stockpile (NDS). The contract, with a maximum value of $245 million, is for the supply of antimony metal ingots (99.65% purity) to replenish the NDS through September 2030. Pricing is determined at the time each delivery order is placed. At the end of September 2025, the Company announced it had received the first delivery order under its contract with the DLA. This initial order for the purchase of 315,000 pounds of antimony metal ingots is valued at approximately $10 million. During the three and nine months ended September 30, 2025 and to-date, no revenue has been recognized related to this contract.

The Company has two reportable segments: antimony and zeolite.

Antimony Segment

Our antimony segment consists of:

●	Our facility located in the Burns Mining District of Sanders County in Montana that processes ore primarily into antimony oxide, antimony metal ingots, antimony trisulfide, and precious metals, and
●	Two facilities in our USAMSA subsidiary located in Mexico, one being a rock crushing mill and the other a smelter, that process ore primarily into antimony metal ingots, a lower grade of antimony oxide, and precious metals.

Antimony is a mineral that is included in many products that are used every day, both by the military and by industrial customers. USAC can provide this mineral in a form that can be used in various products.

Antimony is used in many products as a fire-retardant and a primer and is on the Critical Minerals List of the U.S. Government. Antimony mined from the ground, which is called antimony ore or ore, is typically not salable as a finished product primarily due to impurities in the ore, the ore size not being compatible with its intended use, and the percentage of antimony contained in the ore being too low. We process ore to remove impurities, refine the size, and increase the percentage of antimony contained in the ore to approximately 71.4% to make the finished product called antimony trisulfide, to approximately 83% to make the finished product called antimony oxide, and to approximately 99.65% to make the finished product called antimony metal ingots. Antimony trisulfide, oxide, and metal can be sold as finished products to companies in many industries as well as government agencies. Antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Antimony metal ingots are used in bearings, storage batteries, and ordnance. Antimony trisulfide is used as a primer in ammunition. The ore we purchase for our facility located in Montana contains antimony, gold, and silver. Our Montana facility processes this ore and typically sells the gold and silver to the company who sold us this ore, which represents all our precious metals sales, and sells the antimony to other companies in various industries. Our Mexico facilities have been processing ore primarily into antimony metal ingots.

We estimate (but have not independently confirmed) that our present share of the domestic and international markets for antimony oxide products is approximately 4% and less than 1%, respectively. We believe we are competitive due to the following:

●	We are the only U.S. domestic operating, permitted processor of antimony products.
●	We can process ore quickly and have minimal shipping time to domestic customers.
●	We have a reputation for quality products delivered on a timely basis.
●	Our smelter in Coahuila, Mexico is the largest and only current operating smelter for the processing of antimony products in Mexico.
●	We are a fully vertically integrated operation that includes mining, processing and selling antimony products. We believe there are no other companies in the world, outside of Russia or China, that can make that claim.

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

SELECTED FINANCIAL DATA.

Operational and Financial Performance of Operations by Segment:

Antimony

Financial and operational performance of antimony for the three months ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,
Antimony	2025	2024	$ Change	% Change
Revenue (a)	$8,030,005	$1,489,798	$6,540,207	439%
Gross profit (a)	$2,189,229	$281,207	$1,908,022	679%
Pounds of antimony sold (a)	279,607	250,047	29,560	12%
Average sales price per pound	$28.72	$5.96	$22.76	382%
Average cost per pound	$20.89	$4.84	$16.05	332%
Average gross profit per pound	$7.83	$1.12	$6.71	599%
a.	Revenue from sales of gold and silver totaled $nil and $399,433 for the three months ended September 30, 2025 and 2024, respectively, which are excluded from Revenue and Gross profit in the table above but included in the antimony segment. Pounds of antimony sold in the table above exclude sales related to gold and silver for both periods presented.

Financial and operational performance of antimony for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine months ended September 30,
Antimony	2025	2024	$ Change	% Change
Revenue (b)	$23,592,695	$6,622,835	$16,969,860	256%
Gross profit (b)	$7,493,928	$2,428,783	$5,065,145	209%
Pounds of antimony sold (b)	982,559	1,134,862	(152,303)	(13)%
Average sales price per pound	$24.01	$5.84	$18.17	311%
Average cost per pound	$16.38	$3.70	$12.68	343%
Average gross profit per pound	$7.63	$2.14	$5.49	257%
b.	Revenue from sales of gold and silver totaled negative $(20,539) and $404,049 for the nine months ended September 30, 2025 and 2024, respectively, which are excluded from Revenue and Gross profit in the table above but included in the antimony segment. Pounds of antimony sold in the table above exclude sales related to gold and silver for both periods presented.

For the three and nine months ended September 30, 2025, antimony revenue increased $6,540,207, or 439%, and $16,969,860, or 256%, respectively, as compared to the corresponding periods in the prior year. This growth was primarily driven by continued heightened demand for antimony, which resulted in the average sales price per pound increasing for both the three and nine-month periods. During the third quarter of 2025, antimony revenue growth was also positively impacted by 12% growth in sales volume. For the nine months ended September 30, 2025, the positive impact of a 311% increase in average sales price per pound was partially offset by a 13% decline in sales volume attributable mostly to a shortage of available workforce which has since been rectified.

Gross profit increased $1,908,022, or 679%, and $5,065,145, or 209%, for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024. These increases were primarily attributable to higher average sales prices per pound, driven by continued demand, coupled with favorable ore costs from earlier purchases made during the first half of 2025. This positive impact was partially offset by an increasing percentage of market prices charged by suppliers.

Zeolite

Financial and operational performance of zeolite for the three months ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,
Zeolite	2025	2024	$ Change	% Change
Revenue	$671,946	$682,947	$(11,001)	(2)%
Gross profit (loss)	$(25,813)	$(208,392)	$182,579	88%
Tons of zeolite sold	2,491	2,603	(112)	(4)%
Average sales price per ton	$270	$262	$8	3%
Average cost per ton	$280	$342	$(62)	(18)%
Average gross profit (loss) per ton	$(10)	$(80)	$70	88%

Financial and operational performance of zeolite for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine months ended September 30,
Zeolite	2025	2024	$ Change	% Change
Revenue	$2,654,923	$2,280,338	$374,585	16%
Gross profit (loss)	$275,720	$(450,556)	$726,276	161%
Tons of zeolite sold	9,377	8,611	766	9%
Average sales price per ton	$283	$265	$18	7%
Average cost per ton	$254	$317	$(63)	(20)%
Average gross profit (loss) per ton	$29	$(52)	$81	156%

For the nine months ended September 30, 2025, Zeolite revenue increased $374,585, or 16%, as compared to the corresponding prior year period. This increase was largely a result of higher sales volume, stemming from enhanced customer relationships, improved supply reliability, and broader customer reach. In contrast, Zeolite revenue in the third quarter of 2025 experienced a decline of $11,001, or 2%, when compared to the prior year’s third quarter. This quarterly decrease was primarily due to the 4% decrease in tons of Zeolite sold, partially offset by a 3% increase in the average sales price per ton.

For the nine months ended September 30, 2025, gross profit was $275,720 compared to a negative gross margin of $(450,556) during the corresponding period in 2024. This improvement in gross profit was largely due to both sales volume growth and higher average sales prices, coupled with a decrease in maintenance and related costs. During the first three quarters of 2024, our BRZ facility incurred substantial maintenance and related costs to repair older operating equipment due to historically poor maintenance practices. In the third quarter of 2025, Zeolite’s gross profit improved by $182,579 from a negative gross margin of $(208,392) in the prior year third quarter to a negative gross margin of $(25,813). Gross profit in the third quarter of 2025 benefited from lower maintenance costs coupled with a higher average sales price per ton.

Condensed Consolidated Statements of Operations Information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$8,701,951	$2,572,178	$26,227,079	$9,307,222
Costs of revenues	6,688,509	2,148,349	19,004,362	7,043,685
Gross profit	2,013,442	423,829	7,222,717	2,263,537
Total operating expenses	6,930,624	1,314,850	11,761,900	3,569,004
Loss from operations	(4,917,182)	(891,021)	(4,539,183)	(1,305,467)
Total other income, net	136,482	163,512	486,562	457,982
Income tax expense	—	—	—	—
Net loss	$(4,780,700)	$(727,509)	$(4,052,621)	$(847,485)

Capital Resources and Liquidity:

	September	December
Working Capital	30, 2025	31, 2024
Current assets	$31,797,939	$20,678,569
Current liabilities	(6,261,389)	(4,006,389)
Working capital	$25,536,550	$16,672,180

	Nine Months Ended September 30,
Cash Flow Information	2025	2024
Net cash (used in) provided by operating activities	$(6,220,686)	$1,042,162
Net cash (used in) provided by investing activities	(35,995,481)	141,708
Net cash provided by (used in) financing activities	42,415,350	(71,139)
Net increase in cash	$199,183	$1,112,731

Net cash used in operating activities was $6,220,686 for the nine months ended September 30, 2025, compared to net cash provided by operating activities of $1,042,162 for the same period in 2024. The significant net use of cash in 2025 primarily reflected significant working capital investments made during the nine-month period. The Company experienced a $7,167,437 increase in inventory, driven by substantially higher levels of antimony inventory on hand, as illustrated in the inventory chart below. In addition, prepaid expenses and other current assets increased by $1,716,295, and accounts receivable rose by $798,413. The increase in accounts receivable reflected higher sales levels. These outflows were partially offset by a $2,672,335 increase in accounts payable, largely due to an increase in antimony purchases and an increasing percentage of market prices charged by suppliers for antimony.

Inventory by segment as of the date indicated was as follows:

	December 31, 2023	September 30, 2024	December 31, 2024	September 30, 2025
Antimony inventory	$881,063	$443,214	$744,550	$7,992,140
Zeolite inventory	505,046	555,057	501,174	421,021
Total inventories	$1,386,109	$998,271	$1,245,724	$8,413,161

The increase in prepaid expenses and other currents assets was primarily due to payments made for inventory shipments that were pending receipt at September 30, 2025. This resulted in an increase in “prepaid expenses and other current assets” of approximately $1,469,000 from December 31, 2024 to September 30, 2025. Also, prepaid insurance increased by approximately $229,000 from December 31, 2024 to September 30, 2025, due to insurance renewal payments made during the second quarter of 2025 to continue coverage for the next policy year.

Net cash used in investing activities was $35,995,481 for the nine months ended September 30, 2025 as compared to net cash provided by investing activities of $141,708 for the nine months ended September 30, 2024. Investing activities in the first nine months of 2025 were comprised of $19,934,953 for purchases of U.S. Treasury Strips and capital expenditures totaling $16,069,244. These capital expenditures included $5,025,120 for the purchase of the Fostung Properties, a mining property consisting of 50 single-cell mining claims located in the Sudbury District of Ontario, Canada and approximately $9 million of construction in progress expenditures primarily associated with the expansion of our existing smelting operations located in Thompson Falls, Montana. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further information.

Net cash provided by financing activities was $42,415,350 for the nine months ended September 30, 2025 as compared to $71,139 of net cash used in financing activities for the corresponding period in the prior year. Significant financing activities in the first nine months of 2025 included $38,440,596 of net proceeds received from the sale of common stock in “at the market offerings” and one direct offering with an institutional investor, and $4,427,756 of proceeds received from the exercise of pre-existing common stock warrants.

In October 2025, the Company received approximately $66 million of additional net proceeds pursuant to “at the market offerings” and two direct offerings to certain institutional investors.

The Company incurred a net loss of $4.1 million for the nine months ended September 30, 2025. Included in this loss was $5.2 million of non-cash expenses, which consisted primarily of $4.7 million of non-cash share-based compensation expense and $0.8 million of non-cash depreciation and amortization expense, partly offset by $0.2 million of net non-cash lease income.

The Company has entered into a Letter of Intent to acquire an existing custom precious metals mill and flotation facility to enhance its processing capabilities. Separately, given the limited local availability of residential housing options in Thompson Falls, Montana, the Company has entered into a contract pending resolution of certain closing contingencies to purchase an existing housing development in the local area to ensure adequate housing levels are available for new employees who will work in the new expansion facility of our existing smelting operations.

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

The Company secured a $5,000,000 LOC facility with a national bank in April 2025, which bears interest at one percent above the base commercial rate. In September 2025, the LOC was increased to $10,000,000. The Company’s U.S. Treasury Strips serve as collateral for this LOC. The Company could generate funds or working capital by drawing on its LOC as it had no outstanding borrowings on the LOC at September 30, 2025.

The Company could also in the future receive funds from the U.S. Government for initiatives related to facility expansion and mining exploration and development. However, there is no assurance that U.S. Government funding will ultimately be accessible to the Company.

In addition, the Company continues to review each segment’s operational and financial results for opportunities to improve cash flow and to make informed decisions that benefit the Company overall.

As of September 30, 2025, the Company had cash and cash equivalents of $18,338,679. We intend to fund our cash requirements with our cash and cash equivalents, cash generated from our operations, and capital raised from various investment vehicles and methods and believe cash from these sources are sufficient to cover our requirements for the next twelve months. We may use cash to acquire businesses. The nature of these investments and transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

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

Management of the Company believes that these material weaknesses are more so due to the small size of the Company’s accounting staff. To continue to address this matter, in 2025, the Company has hired employees to lead Sarbanes-Oxley compliance, SEC and other reporting, accounts payable, finance and accounting in Mexico, and information technology. The Company is reviewing additional plans to strengthen its internal controls. These plans are ongoing and include: (i) hiring a third party firm to assist with the implementation of accounting software for improved internal controls, (ii) implementing controls to mitigate segregation of duties issues, (iii) automating manual processes to improve the effectiveness and efficiency of internal controls, and (iv) designing certain entity-level controls for a more effective control environment.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2025 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Additional risk associated with non-domestic supply of antimony ore. The Company purchases ore from non-domestic suppliers, each purchase of which is typically for a material amount. There are many risks associated with purchasing ore from non-domestic suppliers including, but not limited to, shipping disruptions, such as extended delays at intermediary ports. Due diligence is performed on each supplier, however, there can be no assurance that the information obtained is credible or accurate. In addition, there is no guarantee that the suppliers’ product will be delivered to the Company, even after payment is made by the Company. Also, there can be no assurance that the product content, quantity, or grade will be as expected. As a result, there is increased uncertainty and risk related to purchasing product from non-domestic suppliers that could have a material adverse impact on our future profitability, financial condition, and results of operations.

The Company’s held-to-maturity investment securities and recent equity investment are subject to potential devaluation, which could negatively impact our financial condition and results of operations. The Company maintains certain investments in held-to-maturity debt securities and equity securities that are carried at amortized cost or fair value, as applicable, in accordance with U.S. GAAP. Changes in market interest rates, credit quality of the issuers, or general economic conditions could adversely affect the fair value of these investments. Although held-to-maturity securities are not required to be adjusted for temporary market fluctuations, a sustained decline in value or evidence of credit deterioration may require the recognition of an impairment loss. Similarly, the fair value of our equity investment may fluctuate significantly due to market volatility or other factors beyond our control. Any such declines in the value of our investment portfolio could adversely affect the Company’s financial position, results of operations, or liquidity.

The Company’s supply contracts, including its sole-source contract with the DLA for antimony metal ingots, expose it to a variety of risks that could adversely impact performance and financial results. These risks include non-performance by the Company or its suppliers; cost increases for materials, energy, transportation, and labor; and volatility in market pricing of antimony that may affect profitability under fixed-price or long-term contracts. The Company may also experience increased working capital requirements associated with inventory purchases, production timing, and customer payment terms. Operational challenges such as equipment downtime, supply chain disruptions, or securing adequate quantities of compliant materials could delay deliveries or increase costs. Additionally, the Company is subject to regulatory, compliance, and quality control requirements that may impose additional costs or potential penalties if not met. Broader geopolitical and national security factors, including trade restrictions, sanctions, or changes in government procurement policies, could further impact the Company’s ability to perform under existing or future contracts. Any combination of these factors could materially and adversely affect the Company’s financial condition, liquidity, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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
10.1 *

Contract between the Company and the U.S. Defense Logistics Agency (DLA) Strategic Materials, dated September 22, 2025 (Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K).

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

UNITED STATES ANTIMONY CORPORATION

Date: November 12, 2025	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman of the Board and CEO
(principal executive officer)

Date: November 12, 2025	By:	/s/ Richard R. Isaak
Richard R. Isaak
SVP and Chief Financial Officer
(principal financial officer)