Form 10-K
period 2025-12-31
UNITED STATES ANTIMONY CORP
filed 2026-03-19
CIK 101538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-08675

UNITED STATES ANTIMONY CORPORATION
(Exact name of registrant as specified in its charter)

Texas	81-0305822
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4438 W. Lovers Lane, Unit 100, Dallas, TX	75209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (406) 606-4117

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value Common Stock, $0.01 par value	UAMY UAMY	NYSE NYSE Texas

Securities registered under Section 12(g) of the Exchange Act:

Title of class

None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements requiring a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $250,314,273, determined using the per share closing price of $2.18 on the NYSE exchange on June 30, 2025. Common stock held by each executive officer and director has been excluded from this aggregate market value.

The number of shares outstanding of the registrant’s common stock as of March 12, 2026 was 143,371,936.

UNITED STATES ANTIMONY CORPORATION

INDEX TO THE FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes,” “expects” or “does not expect,” “is expected,” “outlook,” “anticipates” or “does not anticipate,” “plans,” “estimates,” “forecast,” “project,” “pro forma,” or “intends,” or stating that certain actions, events or results “may” or “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made and are subject to assumptions and uncertainties. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward- looking statements, including, without limitation, risks related to:

●	The Company’s properties being in the exploration stage;
●	Macroeconomic factors;
●	The imposition of new tariffs, changes in trade policy or agreements, or the escalation of trade tensions between the United States and other countries or regions could have a material adverse impact on our business;
●	Continued operational losses;
●	Negative consequences related to mineral operations being subject to existing and new government regulations within and outside the United States;
●	The Company’s ability to obtain additional capital to develop the Company’s resources, if any;
●	Concentration of customers;
●	Increase in energy costs;
●	Mineral exploration and development activities;
●	Mineral estimates;
●	The Company’s insurance coverage for operating risks;
●	The fluctuation of prices for antimony and precious metals, such as gold and silver;
●	The competitive industry of mineral exploration;
●	The title and rights in the Company’s mineral properties;
●	Environmental hazards;
●	The possible dilution of the Company’s common stock from additional financing activities;
●	Metallurgical and other processing problems;
●	Unexpected geological formations;
●	Global economic and political conditions;
●	Staffing in remote locations;
●	Changes in product costing;
●	Inflation on operational costs and profitability;
●	Competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities);
●	Global pandemics, natural disasters, or civil unrest;
●	Mexican labor and cartel issues regarding safety and organized control over our properties;
●	The positions and associated outcomes of Mexican and other taxing authorities;
●	Cybersecurity and business disruptions;
●	Ineffective use of cash and cash equivalents, including proceeds from stock offerings;

●	Potential conflicts of interest with the Company’s management;
●	Mining exploration, development, and production not being economically viable;
●	Mineral reserve estimates, including those prepared by “Qualified Persons” (as defined by SEC Regulation S-K 1300), are not guarantees of the volume or grade of ore that will ultimately be recovered;
●	Processing and selling ore from new suppliers and internal sources not being economically viable;
●	Risks associated with non-domestic supply of antimony ore that could negatively impact our financial condition and results of operations including, among others, receipt of ore later than expected or not at all, antimony content in ore being less than expected, higher costs than expected related to logistics, ore content making ore more difficult to process, more costly to process, and/or take more time to process than expected, and the inability to process ore due to its possible content of deleterious elements;
●	Not achieving revenue growth, revenue diversification, and/or additional profit expected from initiatives and changes in our business that have been implemented or are being implemented could cause a significant negative impact on our financial condition and results of operations;
●	Volatility in market prices related to the Company’s investment in equity securities could negatively impact our financial condition and results of operations;
●	The Company’s supply contracts, including its sole-source contract with the DLA for antimony metal ingots, expose it to a variety of risks that could adversely impact performance and financial results;
●	Not having the cash flow from operations or other sources or vehicles to fully fund and support the business, strategy, initiatives, changes, and operations, among others, could negatively impact our financial condition and results of operations;
●	A discrepancy between the number of outstanding shares of our common stock as determined by the Transfer Agent and the number of outstanding shares of our common stock as determined by the Depositary Trust Company could have a material adverse effect on our financial reporting processes, regulatory compliance, corporate actions, investor confidence, and the market price of our common stock;
●	Lack of personnel to execute the Company’s strategy could delay or derail the Company’s implementation of its strategy that could negatively impact our financial condition and results of operations;
●	The Company is subject to significant operational and performance risks as the managing member of a joint venture that could negatively impact our financial condition and results of operations;
●	The Company’s minority ownership position and capital funding obligations in the joint venture expose us to dilution, financing, and governance risks; and
●	Fluctuations in the price of the Company’s common stock.

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

PART I

Item 1. Business.

Overview

United States Antimony Corporation’s (“US Antimony,” “USAC,” the “Company,” “we,” “us,” and “our,”) principal business is in the mining, procuring, processing and sale of antimony and precious metals, primarily gold and silver, in Montana and Mexico, and the mining, processing, and sale of zeolite in Idaho. Beginning in late 2024 and continuing in 2025, the Company acquired mining claims in Alaska, Montana, and Canada prospective for antimony, tungsten, cobalt and other critical minerals. In addition, the Company entered into an agreement to acquire exploration rights for mining properties located in the southeastern United States. The Company also procured antimony ore from new international suppliers and is nearing construction completion of an expansion of its antimony processing facility located in Montana that is expected to more than triple its current capacity. This additional antimony supply and processing capacity will be used to fulfill the Company’s two new five-year sales contracts with the U.S. Defense Logistics Agency and an industrial customer, both of which were secured in 2025.

On March 11, 2026, the Company’s common stock began trading on the New York Stock Exchange (“NYSE”). Prior to that date, the Company’s common stock was listed on the NYSE American exchange and the NYSE Texas.

Antimony and zeolite are minerals used in a wide range of industrial, commercial, and governmental applications, and the Company supplies these minerals in processed forms suitable for end-use applications.

Antimony

The Company began operations in Montana in 1970 to mine and process antimony ore. Antimony mining ceased in the U.S. in the 1980’s, including our antimony mining operation located in Montana, due to a significant increase of less expensive antimony ore being imported into the United States. However, the Company continued to process ore sourced from foreign suppliers into antimony trioxide, antimony metal, and antimony trisulfide and into precious metals, primarily gold and silver, at its facility in Montana. In 2025, the Company purchased the surface rights for some of its patented mining claims in Montana and mined 840 tons of antimony ore. While still procuring antimony ore from foreign suppliers, the Company’s operation in Montana is once again vertically integrated with the mining of its own ore in 2025. The Company also processes antimony ore at its two facilities located in Mexico, which are included in the Company’s subsidiary, US Antimony de Mexico, S.A. de C.V. (“USAMSA”), that it formed in Mexico in 1998. The Company established another subsidiary, Antimonio de Mexico, S.A. de C.V. (“ADM”), in Mexico in 2005 to explore and develop antimony and precious metal deposits in Mexico. Our Los Juarez mining claims and concessions in Mexico are included in ADM. Currently, the Company has no active operations in the Los Juarez, Mexico area.

Effective August 28, 2025, the Company completed its reincorporation from the State of Montana to the State of Texas (the “Texas Reincorporation”). Approved by stockholders at the Company’s 2025 Annual Meeting, the transition was a structural change in the Company’s legal domicile and did not result in any changes to its business operations, management, personnel, or financial condition. The Company’s corporate headquarters is located in Dallas, Texas, and its common stock continues to trade without interruption on the two listed exchanges.

Antimony is on all the Critical Minerals Lists of the U.S. Government. Antimony mined from the ground, which is called antimony ore or ore, is typically not salable as a finished product primarily due to impurities in the ore, the ore size not being compatible with its intended use, and the percentage of antimony contained in the ore being too low. The Company processes antimony ore to remove impurities, refine particle size, and increase antimony content to approximately 71.4% to make the finished product called antimony trisulfide, to approximately 83% to make the finished product called antimony oxide or trioxide, and to approximately 99.65% to make the finished product called antimony metal ingots. Antimony trisulfide, trioxide, and metal ingots can be sold as finished products to companies in many industries as well as government agencies.

Antimony trioxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Antimony metal ingots are used in bearings, storage batteries, and ordnance. Antimony trisulfide is used as a primer for ammunition and in other applications. The ore we purchase for our processing facility located in Montana contains antimony, gold, and silver. Our Montana facility processes this ore and generally sells the recovered gold and silver back to the ore supplier, which represents substantially all of the Company’s precious metals sales, and sells the antimony to other companies in various industries. The Company’s facilities in Mexico process ore primarily into antimony metal ingots, a lower grade of antimony oxide, and precious metals.

In September 2025, the Company secured a five-year, sole-source Indefinite Delivery, Indefinite Quantity (IDIQ) contract with the U.S. Defense Logistics Agency (DLA) Strategic Materials, which is responsible for managing the National Defense Stockpile (NDS). The contract, with a maximum value of $248 million, is for the sale of antimony metal ingots (99.65% purity) through September 2030. Pricing is determined at the time each sales order is placed by the DLA. The Company received sales orders under this contract in September 2025 and January 2026 totaling approximately $12 million. No revenue was recognized under this contract in fiscal 2025.

In November 2025, the Company executed a five-year sales agreement with a new industrial customer for the sale of antimony trioxide. The agreement specifies a monthly delivery schedule through December 2026. Thereafter, delivery volumes, pricing (subject to semiannual market-based adjustments), and delivery schedules are subject to mutual written agreement every six months.

Zeolite

Zeolite is a mineral used in a variety of filtration, cattle feed, and environmental applications. The Company mines, processes, and sells zeolite at its facility located in Idaho, which is included in the Company’s subsidiary, Bear River Zeolite Company (“BRZ”), that it formed in Idaho in 2000. Zeolite can be used for water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, soil amendment and fertilizer, and other miscellaneous applications. The Company established formal mineral resources and reserves associated with the zeolite mine under lease through a Technical Report Summary filed in July 2025 (see exhibit to Form 8-K filed on July 25, 2025). This report was prepared by qualified experts pursuant to SEC S-K 1300 standards and reflects the results of comprehensive test hole drilling and metallurgical evaluation. Given the environmental disturbance related to mining, the Company works with government agencies to comply with applicable environmental regulations and health and safety standards and strives to operate responsibly for the health, safety, and protection of our employees and the environment.

In 2026, the Company began expanding its commercial presence in the animal nutrition industry through a third party with extensive relationships in that sector, where zeolite products are used as feed amendments. Through this relationship, the Company has received introductions to several animal nutrition customers and has begun supplying zeolite products to select customers introduced through this relationship. The Company is in the process of formalizing a definitive agreement with this third party to support further development of these relationships.

Mining Claims

Beginning in late 2024 and continuing into 2025 and 2026, the Company began acquiring mining claims and leases in Alaska, Montana, and Ontario, Canada. The Company believes these mining claims and leases will support further expansion of the Company’s future operations and product offerings.

During 2025, the Company executed four agreements to acquire ownership rights to mining claims located in the Fairbanks District of Alaska. In September 2025, the Company obtained required permits and conducted limited exploration trenching at two sites prior to the end of the mining season due to harsh weather conditions. Exploration activities were limited in scope and did not include mining or production activities.

In June 2025, the Company acquired the Fostung Properties in the Sudbury District of Ontario, consisting of 50 single-cell tungsten mining claims. The Company completed fieldwork but has not yet extracted any minerals from the properties. On March 3, 2026, the Company announced the completion of an initial resource engineering study regarding these mining claims to determine the property’s initial mineral resources; however, the report has not yet been filed with the SEC. The Company also holds an option agreement covering 97 mining claims and three mining leases located in the Sudbury District of Ontario with identified potential for cobalt, nickel, and copper. The Company has not received approval to conduct mining activities on these properties. Permitted activities during 2025 were limited to geological mapping, resulting in minimal surface disturbance.

In May 2025, the Company acquired the surface rights related to one of its patented lode mining claims located in the Thompson Falls, Montana area. In addition, the Company addressed logistical constraints related to its workforce. Given the limited local availability of residential housing options in Thompson Falls, Montana, the Company purchased an existing housing development in the local area. This investment provides a dedicated housing solution to attract and retain the skilled labor to support increased staffing levels for our growing operations and smelting expansion in Montana.

In November 2025, the Company entered into an agreement to acquire exploration rights for mining properties located in the southeastern United States. Additional purchases of mining properties in this region are in process.

In January 2026, the Company purchased mining claims located in the Koyukuk Mining District of Alaska that are prospective for antimony and gold. This agreement does not require the Company to make any royalty payments.

Equity Securities

In October 2025, the Company acquired approximately 10% of the total issued share capital of Larvotto Resources Limited (“Larvotto”), an Australian-based mineral exploration and development company focused on critical minerals, particularly antimony and gold, through open-market cash purchases in the Australian market totaling $37.2 million.

Recent Developments

In 2026, the Company: i) completed the acquisition of a fully operational flotation and concentration facility in Radersburg, Montana, ii) entered into a joint venture agreement with Americas Gold and Silver Corporation (“Americas”) to construct and operate a new, state-of-the-art hydrometallurgical processing facility, iii) acquired additional mining claims in the Thompson Falls, Montana area, iv) acquired mining claims located in the Koyukuk Mining District of Alaska, v) announced that it had been awarded $27.0 million by the U.S. Department of War under Title III of the Defense Production Act to fund the expansion and modernization of the Company’s domestic antimony production capabilities, vi) received gross proceeds of $1.4 million for sales of shares of common stock, and vii) received proceeds of $1.0 million from the exercise of warrants. See Note 16 of the Notes to Consolidated Financial Statements in this Annual Report for further details on these developments.

Products, Markets, and Segments

Our products consist primarily of the following:

●	Antimony: includes antimony oxide, antimony metal ingots, and antimony trisulfide;
●	Zeolite: includes coarse and fine zeolite crushed in various sizes; and
●	Precious metals: includes refined and unrefined gold and silver.

All sales of antimony, zeolite, and precious metals products are to customers primarily in the United States and Canada.

The Company’s operations are organized and managed through two reportable segments, antimony and zeolite. Our Montana facility processes ore containing antimony and precious metals, specifically gold and silver. While gold and silver account for all precious metals processing and sales for the Company, the associated extraction and processing costs cannot be meaningfully separated between antimony and precious metals. Therefore, our precious metals operations and corresponding financial results are included within our antimony segment.

Additionally, the Company has no active, revenue-producing operations yet at its mining claims and leases in Los Juarez, Mexico, Ontario, Canada, Montana, or Alaska. Therefore, the Company has included these locations as well as its apartment complex and residential home in Thompson Falls, MT in its “All Other” category for segment reporting. See further description of the Company’s segments in Note 15 of the Notes to Consolidated Financial Statements in this Annual Report.

Antimony Segment

Our antimony segment consists of:

●	Our facility located in the Burns Mining District of Sanders County in Montana that processes ore primarily into antimony trioxide, antimony metal ingots, antimony trisulfide, and precious metals, and
●	Our two facilities in our USAMSA subsidiary located in Mexico that process ore primarily into antimony metal ingots and a lower grade of antimony trioxide.

We estimate, but have not independently confirmed, that our present share of the domestic and international markets for antimony trioxide products is around 4% and less than 1%, respectively.

Uses of Our Antimony Products

Antimony trioxide is a fine, white powder that is used in conjunction with a halogen to form a synergistic flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper. Antimony trioxide is also used as a color fastener in paint and as a phosphorescent agent in fluorescent light bulbs. Antimony metal is used in bearings, storage batteries and ordnance. Antimony trisulfide is used as a primer in ammunition. The precious metals processed at our Montana facility include gold and silver.

Ore Supply

Historically, our Montana facility has purchased ore primarily from one supplier in Canada. The Company renewed its annual contract with this supplier and plans to continue to purchase ore from this supplier throughout calendar year 2026. The ore purchased from this supplier in Canada contains antimony, gold, and silver. Therefore, the metallurgical techniques employed by our Montana facility for the recovery of antimony from this ore are altered to also recover the gold and silver. After the gold and silver are recovered, our supplier of ore in Canada typically purchases the gold and silver back from the Company on an intermittent basis throughout the year.

Located adjacent to the Thompson Falls smelting facility in Sanders County, Montana, the Stibnite Hill property is a project that produced approximately 840 tons of antimony-bearing material during a mechanized bulk sampling program initiated in October 2025. Following approval from the Montana Department of Environmental Quality to modify its operating plan, the Company utilized a mining method to extract material for processing and metallurgical evaluation at a recently purchased flotation facility. While Stibnite Hill represents a potential long-term source of feedstock for the Company’s smelting operations, mining remains seasonal and no mineral reserves or resources have been established to date. Future development remains subject to ongoing exploration and development results, further permitting, success in purchases of additional land, and prevailing market conditions.

The Company contracted with new ore suppliers in 2025 to provide antimony ore to our Madero facility in Mexico. The majority of the ore received from these sources in 2025 was of lower quality, but recent shipments have contained higher-grade material. These suppliers are expected to deliver additional volumes provided these higher-quality deliveries remain consistent, which we expect will significantly expand our ore supply base and reduce our dependence on any single source.

In October 2025, the Company entered into a supply agreement with an international supplier using a hydrometallurgical facility for the purchase of antimony that meets specified quality standards over a period of approximately 36 months. The Company also extended a promissory note for approximately $2.5 million to the supplier. The note currently bears interest at the lesser of the highest non-usurious rate of interest, if any, permitted by applicable law or 10%. Monthly principal and interest payments are scheduled to begin in March 2026, while the remaining balance of principal and interest are due in December 2026. The loan proceeds have been used by the supplier, subject to the Company’s approval, to purchase antimony concentrate and equipment. Payment of the promissory note is secured by all assets of the borrower and a corresponding personal guarantee from the principal owner.

We have relied on sources outside the U.S. for antimony ore since 1983, and there are risks of interruption in procurement from these sources and volatile changes in world market prices for these materials that are not controllable by us. As a result, we have procured antimony ore from new suppliers in 2025 located in different countries in order to lessen dependence on any one supplier. In addition, the Company purchased in 2024 and 2025 mining claims in Alaska, Montana, and Ontario, Canada with the goal of owning and securing our ore supply of antimony and other critical minerals. The Company also entered into an agreement to acquire exploration rights for mining properties located in the southeastern United States.

The procurement of antimony ore is technically complex and there are complicating factors with each purchase, some of which include the contents of the ore, the performance of the ore during our processing, the amount of ore that can be supplied monthly, and the country’s laws and regulations. Our purchasing consequently requires specificity regarding supply agreements, credit support, etc. and is tailored accordingly to specific suppliers.

Competitive Advantage

We believe we have a competitive advantage due to the following:

●	We are the only U.S. based domestic processor of antimony products.
●	We have short processing times so domestic customers can obtain antimony finished products relatively quickly.

●	We have a long reputation for delivering quality products on a timely basis.
●	We have the only operating, vertically integrated, and permitted antimony smelter located in the United States.
●	Our smelter in Coahuila, Mexico is the largest operating smelter for the processing of antimony products in Mexico.

Antimony Sales

Following is a schedule of our antimony sales for the years ended December 31, 2025 and 2024 and the related change from the prior year:

					Average
	Antimony	$ ∆ from	Antimony	LBS ∆	Sales	Price ∆
	Sales	prior	Pounds	from prior	Price/Pound	from prior
Year	($) (a)	year (a)	Sold (a)	year (a)	Sold	year
2025	$35,380,271	$24,277,698	1,408,513	(51,044)	$25.12	$17.51
2024	$11,102,573	$5,198,093	1,459,557	373,381	$7.61	$2.17
(a)	Revenue from sales of gold and silver totaled $519,902 and $525,087 and revenue from sales of antimony ore and concentrates totaled $nil and $368,627 for the years ended December 31, 2025 and 2024, respectively, which are excluded from Antimony Sales in the chart above but included in the antimony segment. Antimony Pounds Sold in the chart above excludes the pounds sold related to gold, silver, and ore and concentrates for both years presented.

Antimony Price Fluctuations

We report our average antimony sales price per pound using antimony sales from our antimony products. However, our sales and operating results from our antimony products have been and will continue to be somewhat tied to the Rotterdam antimony market price, which has fluctuated widely over the past several years. The Rotterdam average market price per pound of antimony was approximately $23.88 in 2025 and $10.44 in 2024.

The market price of antimony is determined by several variables which are out of our control. These variables include the available supply of ore, the availability of processing facilities, the availability and price of imported antimony metal ingots, the quantity of new antimony metal ingots supply, and industrial demand for antimony metal ingots. If the antimony market price declines and remains depressed, our revenues and profitability will likely be adversely affected, especially during the time when the market price is declining.

Government and Industrial Sales Agreements

In September 2025, the Company secured a five-year, sole-source Indefinite Delivery, Indefinite Quantity (IDIQ) contract with the U.S. Defense Logistics Agency (DLA) Strategic Materials, which is responsible for managing the National Defense Stockpile (NDS). The contract, with a maximum value of $248 million, is for the sale of antimony metal ingots (99.65% purity) through September 2030. Pricing is determined at the time each delivery order is placed. The Company received delivery orders under this contract in September 2025 and January 2026 totaling approximately $12 million. No revenue had been recognized under this contract as of December 31, 2025.

In November 2025, the Company executed a five-year sales agreement with an industrial customer for the sale of antimony trioxide. The agreement specifies a monthly delivery schedule through December 2026. Thereafter, delivery volumes, pricing (subject to semiannual market-based adjustments), and delivery schedules are subject to mutual written agreement every six months.

Zeolite Segment

Our zeolite segment includes our vertically integrated Bear River Zeolite (“BRZ”) facility located in Preston, Idaho that mines, processes, and sells zeolite. Our zeolite has been used for many purposes including water filtration, absorption of ammonia from underground mining ventilation air, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, soil amendment and fertilizer, and other miscellaneous applications.

BRZ has a lease through December 31, 2034 with Zeolite, LLC that entitles BRZ to surface mine and process zeolite on property located in Preston, Idaho, in exchange for an annual payment and a royalty payment, which is based on the amount of zeolite shipped from the leased property (“BRZ Lease”). BRZ pays two additional royalties on the sale of zeolite products tied to this property. In addition, BRZ can surface mine and process zeolite from mining claims on federal lands administered by the U.S. Bureau of Land Management (“BLM”) located adjacent to the Company’s Preston, Idaho property, subject to obtaining the required government operating permits.

“Zeolite” refers to a group of industrial minerals consisting of hydrated aluminosilicates that hold cations such as calcium, sodium, ammonium, various heavy metals, and potassium in their crystal lattice. Water is loosely held in cavities within the lattice. BRZ’s zeolite is considered to be one of the best zeolites in the world for water filtration, soil amendment, animal feed additive, and industrial absorption due to its high cation exchange capacity (CEC) averaging 146 meq/100 gr. (which predicts plant nutrient availability and retention in soil), its hardness and high clinoptilolite content (which is an effective barrier to prevent problematic radionuclide movement), its low clay content, and its low sodium content. Our zeolite products have been used in the following applications:

☐	Soil Amendment and Fertilizer. Zeolite has been successfully used to fertilize golf courses, sports fields, parks and common areas, and high value agricultural crops.
☐

Water Filtration. Zeolite is used for particulate, heavy metal and ammonium removal in swimming pools, municipal water systems, industrial water discharge streams, fisheries, fish farms, and aquariums.

☐

Mine Underground Ventilation. Zeolite is used in underground mining operations to help mitigate ammonia generated from the detonation of ammonium nitrate/fuel oil (ANFO) explosives. When ANFO explosives are detonated, ammonia can be released into the mine’s ventilation air, potentially affecting air quality for underground workers. Zeolite is employed as an absorbent material to capture ammonia from the ventilation stream, helping to reduce airborne ammonia concentrations and maintain a cleaner breathing environment for miners.

☐	Sewage Treatment. Zeolite is used in sewage treatment plants to remove nitrogen and as a carrier for microorganisms.
☐

Nuclear Waste and Other Environmental Cleanup. Zeolite has shown a strong ability to selectively remove strontium, cesium, radium, uranium, and various other radioactive isotopes from solution. It can also be used for the cleanup of industrial discharge water by removing soluble metals such as mercury, chromium, copper, lead, zinc, arsenic, molybdenum, nickel, cobalt, antimony, calcium, silver and uranium.

☐

Odor Control. A major cause of odor around cattle, hog, and poultry feed lots is the generation of the ammonium in urea and manure. The ability of zeolite to absorb ammonium prevents the formation of ammonia gas, which disperses the odor.

☐

Gas Separation. Zeolite has been utilized in gas separation and purification processes, including re-oxygenation of downstream water from sewage plants, smelters, pulp and paper plants, and fishponds and tanks, and to remove carbon dioxide, sulfur dioxide and hydrogen sulfide from methane generators as organic waste, sanitary landfills, municipal sewage systems, animal waste treatment facilities. Zeolite is also effective in pressure swing apparatuses.

☐	Animal Nutrition. According to third-party research, the inclusion of up to 2% zeolite in animal feed may increase growth rates, improve feed conversion, and reduce digestive disorders.
☐

Miscellaneous Uses. Additional uses include catalysts, petroleum refining, concrete, solar energy and heat exchange, desiccants, pellet binding, horse and kitty litter, floor cleaner, traction control, ammonia removal from mining waste, and carriers for insecticides, pesticides and herbicides.

Concentration of Sales

During the years ended December 31, 2025 and 2024, customers accounting for 10% or more of the Company’s sales included the following:

	Years ended December 31,
	2025	2024
Customer A	$12,852,288	$4,389,735
Customer B	9,328,800	26,360
Customer C	9,223,606	1,998,589
Total customer revenues	$31,404,694	$6,414,684
Total customer revenues as a % of total revenues	80%	43%

Regulatory Matters

We are subject to the requirements of the Federal Mine Safety and Health Act of 1977, the Occupational Safety and Health Administration’s regulations, the states of Montana, Idaho, and Alaska, federal and state health and safety statutes and state and county health ordinances, as well as various governmental agencies in Mexico and Canada. We also must obtain and maintain various licenses and permits from various governmental agencies to operate our mines and plants and to conduct exploration. The following is a summary of governmental regulation compliance areas which we believe are significant to our business and may have a material effect on our consolidated financial statements, earnings and/or competitive position, although other regulations could be issued and/or become more material to our business and have a material effect on our consolidated financial statements, earnings and/or competitive position.

Health and Safety

We are subject to the regulations of the Mine Safety and Health Administration (“MSHA”) in the United States, the Canadian Centre for Occupational Health and Safety (“CCOHS”) in Canada, The Ontario Ministry of Labor in Ontario, Canada (Occupational Health and Safety Act (OHSA) and Regulations for Mines & Mining Plants) and the Mexico Ministry of Economy and Mining in Mexico. We work with these agencies to address issues outlined in any inspection or review and to ensure compliance. Achieving and maintaining compliance with regulations will be challenging and may increase our operating costs.

Licenses, Permits and Claims/Concessions

We are required to obtain various licenses and permits to operate our mine and conduct exploration and reclamation activities. Targets at our Los Juarez exploration project in Mexico can only be developed if we are successful in obtaining the necessary permits. In addition, our operations and exploration activities in the United States, Canada, and Mexico are conducted pursuant to claims, concessions, or permits granted by the host government, and are subject to claims renewal and minimum work commitment requirements, which are subject to certain political risks associated with foreign operations. In Canada, we are obligated to consult with the appropriate First Nations in our areas of operations.

Environmental

Our operations are subject to various environmental laws and regulations in the United States, Canada, and Mexico. Compliance with environmental regulations, and litigation based on environmental laws and regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities. Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. We have about $163,000 of financial assurances, primarily in the form of surety bonds, for reclamation company wide.

Our exploration, development and production programs conducted in the United States are subject to local, state and/or federal regulations regarding environmental protection. Some of our production and mining activities are conducted on public lands. The U.S. Forest Service extensively regulates mining operations conducted in National Forests. The Department of Interior regulations, administered by BLM, regulate mining operations that could cause surface disturbance carried out on most other public lands. All operations by us involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by federal, state and local governmental authorities. We may be required to prepare and present data to these regulatory authorities pertaining to the effect or impact that any proposed exploration for, or production of, minerals may have upon the environment. Any changes to our reclamation and remediation plans, which may be required due to changes in state or federal regulations, could have an adverse effect on our operations and cash flow.

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

Competition

Although we are the only fully vertically integrated antimony mining operation in the United States, we compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties and for equipment and labor related to exploration and development of mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources. Accordingly, competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary to develop our mineral properties.

We provide no assurance we will be able to effectively compete in any of our business areas with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on the business, financial condition and operating results.

Employees

As of December 31, 2025, we employed 100 full-time employees and 1 part-time employee, most of which are located in Montana, Idaho, and Mexico. The number of full-time employees may vary seasonally. None of our employees are covered by any collective bargaining agreement.

Intellectual Property

As of December 31, 2025, we hold no material patents, licenses, franchises or concessions. However, we consider our antimony processing facilities proprietary in nature due to the complexities of our processes.

Available Information

On March 11, 2026, the Company’s common stock began trading on the NYSE. Prior to that date, the Company’s common stock was listed on the NYSE American exchange. On July 1, 2025, the Company’s common stock also began trading on a new stock exchange, the NYSE Texas. The Company maintains its primary listing on the NYSE and trades with the same “UAMY” ticker symbol on both exchanges. We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available free of charge on the Investors portion of our website at https://www.usantimony.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site are not incorporated into this report. All website addresses in this report are intended to be inactive textual references only.

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

We have experienced a loss from operations in all but one of the prior seven fiscal years. We may continue to experience losses in the future. Many of the factors affecting our operating results are beyond our control, including, but not limited to, the volatility of metals prices; ore supply; smelter terms; rock and soil conditions; seismic events; natural disasters; availability of hydroelectric power; diesel fuel prices; interest rates; foreign exchange rates; global or regional political or economic policies; inflation; availability and cost of labor; economic developments and crises; governmental regulations; continuity of orebodies; ore grades; recoveries; performance of equipment; pandemics; global conflicts; price speculation by certain investors; and purchases and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot assure you that we will not experience net losses in the future. Continued losses may have an adverse effect on our cash and cash equivalents balance and liquidity, require us to curtail certain activities and investments, or may require us to raise additional capital or sell assets.

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

Potential tariffs and trade restrictions may, among other things, cause the prices of ore and our product upon import into the U.S. to increase, which could reduce demand for such products given the increased cost, and have a material adverse impact on our revenues, financial condition, and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future.

We may seek or require additional financing, which may not be available on acceptable terms, if at all.

We may seek to source additional financing by way of private or public offerings of equity or debt or the sale of project or property interests in order to have sufficient capital to engage in acquisitions, investments and for general working capital. We can give no assurance that financing will be available or, if it is available, that it will be offered on acceptable terms. If additional financing is raised by the issuance of our equity securities, control of our company may change, security holders will suffer additional dilution and the price of our common stock may decrease. If additional financing is raised through the issuance of indebtedness, we will require additional financing in order to repay such indebtedness. Failure to obtain such additional financing could result in the delay or indefinite postponement of further acquisitions, investments, exploration and development, curtailment of business activities or even a loss of property interests.

We have broad discretion in the use of our cash and cash equivalents, including the net proceeds we receive from stock offerings, and may not use them effectively.

Our management has broad discretion to use our cash and cash equivalents, including proceeds received from stock offerings, to fund our operations and could spend these funds in ways with which you may not agree or in ways which do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that have a material adverse effect on our business and cause the price of our common stock to decline. Pending their use to fund our operations, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

Metal market prices are volatile, including the antimony metal ingot market price. A substantial and/or extended decline in metals prices, and specifically the antimony market price, would have a material adverse effect on us, especially during the time period that the antimony market price was declining.

Our revenue is derived primarily from the sale of antimony and zeolite products, and to a lesser extent silver and gold products, and, as a result, our earnings are directly related to the prices of these metals and products. Antimony, zeolite, silver and gold prices fluctuate widely and are affected by numerous factors, including:

●	speculative activities;
●	relative exchange rates of the U.S. dollar;
●	global and regional demand and production;
●	political instability;
●	inflation, recession or increased or reduced economic activity; and
●	other political, regulatory and economic conditions.

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

We are subject to the risk of fluctuations in the relative values of the U.S., ,Canadian Dollar, Mexican Peso, and Australian Dollar.

We may be adversely affected by foreign currency fluctuations. Certain of our assets are located in Mexico. Our expenses relative to our Mexico assets, and, in certain cases, those assets themselves may be denominated in Mexican Pesos. Fluctuations in the exchange rates between the U.S. Dollar and the Mexican Peso may therefore have a material adverse effect on the Company’s financial results. Mexico has experienced periods of significant inflation. If Mexico experiences substantial inflation in the future, the Company’s costs in pesos will increase significantly, subject to movements in applicable exchange rates. Also, we sell zeolite to customers in Canada in Canadian dollars. Significant fluctuations in the exchange rates between the U.S. Dollar and the Canadian Dollar may therefore have a material adverse effect on the Company’s financial results and cash flow.

Volatility in market prices related to the Company’s investment in equity securities could negatively impact our financial condition and results of operations.

The Company accounts for its equity investment in Larvotto Resources Limited at fair value. The fair value of this investment is subject to significant fluctuations driven by market price volatility and foreign currency exchange rates, which may result in substantial variability in our reported net income. Since this investment is measured at fair value at the end of each reporting period, all resulting gains or losses are recognized in our consolidated statements of operations. Because Larvotto is a publicly traded company on the Australian Securities Exchange, its share price is susceptible to sharp movements characteristic of the mining and exploration sector, including changes in commodity pricing and exploration results. Any decline in the quoted market price of Larvotto’s common stock will necessitate a non-cash charge to our earnings, regardless of our underlying operational performance.

Furthermore, as these shares are denominated in Australian Dollars, their U.S. Dollar value fluctuates in response to changes in the AUD/USD exchange rate. These currency movements are inherently reflected in the fair value measurement, meaning that a weakening of the Australian Dollar against the U.S. Dollar will negatively impact the investment’s carrying value and our net income. Our risk is further compounded by a lack of operational influence, as our approximately 10% ownership interest does not grant us board representation or governance rights to affect Larvotto’s corporate decisions. Given that this investment represents a significant portion of our consolidated assets, any material adverse development at Larvotto or unfavorable shift in currency markets could have a disproportionately negative effect on our financial position, potentially impacting our stock price and our ability to meet specific financial objectives.

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

Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

●	mineral reserves, resources, and exploration targets that are the basis for future income and cash flow estimates and units-of- production depreciation, depletion and amortization calculations;
●	environmental reclamation and asset retirement obligations;
●	permitting and other regulatory considerations;
●	asset impairments;
●	value of mineral claims;
●	asset valuations;
●	future foreign exchange rates, inflation rates and applicable tax rates;
●	reserves for contingencies and litigation; and
●	deferred tax asset and liability valuation allowances.

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

On July 24, 2025, the Company published its technical report summary (“TRS”) in accordance with the mining property disclosure rules specified in subpart 1300 of Regulation S-K (“SK 1300”) on its zeolite mineral deposit located in Preston, Idaho. This TRS is an exhibit to the Form 8-K filed by the Company on July 25, 2025. However, the Company has not completed a TRS for any of its other properties. Until a TRS is completed for the Company’s properties in accordance with SK 1300, there can be no guarantee or assurance of the contents, quantity, or grade of mineral resources or reserves at the location. Any indication of the contents, quantity, or grade of minerals at these properties can be materially inaccurate. See “Cautionary Note Concerning Disclosure of Mineral Resources,” above. In addition, we have not established proven or probable reserves, as defined under SK 1300 or NI 43-101, through the completion of a feasibility study for these mining claims and leases. As a result, there is increased uncertainty and risk that may result in economic and technical failure which may materially adversely impact our future profitability, financial condition, and results of operations.

We are substantially dependent on one supplier in Canada that currently supplies the majority of the ore we process and sell to our antimony customers. A decrease in the supply or an increase in the cost of this supplier’s ore could have a material adverse effect on our business, results of operations, and financial condition.

While we have sourced ore from various international suppliers, we have historically received most of our ore supply for antimony from one supplier in Canada. Because of this concentration of supply with one supplier, a decrease in ore from this supplier or an increase in the cost of this supplier’s ore could have a material adverse effect on our business, results of operations, and cash flow.

We are substantially dependent on a lease agreement related to the property that we mine, process, and sell zeolite. Changes to this lease agreement could have a material adverse effect on our business, results of operations, and financial condition.

We have renewed this lease agreement related to our BRZ business periodically with minor changes to the terms and conditions in the past. This lease was recently extended through December 31, 2034. Any future changes to this lease agreement or the inability to renew it could have a material adverse effect on our business, results of operations, and cash flow.

We are substantially dependent on a few significant customers, and we face significant risks associated with changes in our relationship with these significant customers.

Some of the markets we serve have a limited number of customers. As a result, most of our revenues are concentrated with a limited number of customers. In 2025, our three largest customers accounted for 80% of our consolidated revenues. Additionally, not all our customers make purchases every year. Because of this variability, we believe that comparisons of our operating results in any quarterly period may not be a reliable indicator of future performance.

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

In addition, even if our customers continue to do business with us, we could be adversely affected by a number of other potential developments with our customers. For example:

●	The inability or failure of our customers to meet their contractual obligations could have a material adverse effect on our business, financial position and results of operations.
●	If we are unable to deliver products to our customers in accordance within the timeframe outlined in the order, the revenue associated with that order as well as future orders from that customer may not occur, which could have an adverse effect on the results of our operations and financial condition.
●	A material change in payment terms with a significant customer could have a material adverse effect on our short-term cash flows.
●	The concentration of our customer base may enable our customers to demand certain pricing and other terms unfavorable to us and make us more vulnerable to changes in demand by or issues with a given customer.

The Company’s sales contracts, including its sole-source contract with the DLA for antimony metal ingots, expose it to a variety of risks that could adversely impact performance and financial results.

The Company’s sales contracts, including its sole-source contract with the DLA for antimony metal ingots and its five-year sales agreement with a new industrial customer for the sale of antimony trioxide, expose it to a variety of risks that could adversely impact performance and financial results. These risks include non-performance by the Company or its suppliers; cost increases for materials, energy, transportation, and labor; and volatility in market pricing of antimony that may affect profitability under fixed-price or long-term contracts. The Company may also experience increased working capital requirements associated with inventory purchases, production timing, and customer payment terms. Operational challenges such as equipment downtime, supply chain disruptions, or securing adequate quantities of compliant materials could delay deliveries or increase costs. Additionally, the Company is subject to regulatory, compliance, and quality control requirements that may impose additional costs or potential penalties if not met. Broader geopolitical and national security factors, including trade restrictions, sanctions, or changes in government procurement policies, could further impact the Company’s ability to perform under existing or future contracts. Any combination of these factors could materially and adversely affect the Company’s financial condition, liquidity, and results of operations.

Processing and selling ore from new suppliers and internal sources may not be economically viable.

Ore sourced from new suppliers as well as from our mine sites may not be processed profitably, which could have a material adverse effect on our results of operations and financial condition.

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

The $2.5 million loan made to an international supplier exposes us to credit and liquidity risks, and any default could disrupt our ore supply chain.

In October 2025, the Company extended a promissory note of approximately $2.5 million to an international antimony supplier to fund their purchase of concentrate and equipment. Although the note is secured by the borrower’s assets and a personal guarantee, our ability to recover these funds depends on the financial viability of the supplier and the enforceability of security interests in a foreign jurisdiction. Any failure by the supplier to meet the monthly repayment schedule beginning in March 2026 could result in a significant financial loss and negatively impact our cash flows.

In addition, this loan is tied to a 36-month supply agreement. If the supplier encounters operational difficulties or fails to utilize the loan proceeds effectively to secure quality antimony, we may face a shortage of feedstock for our smelting operations. A default on the note or a breach of the supply agreement would force us to seek alternative, potentially more expensive ore sources, which could materially and adversely affect our production costs and results of operations.

The Company is subject to significant operational and performance risks as the managing member of a joint venture entered into in February 2026.

On February 10, 2026, the Company entered into a joint venture agreement with Americas Gold and Silver Corporation (“Americas”) to construct and operate a new, state-of-the-art hydrometallurgical processing facility. The joint venture will be owned 51% by Americas and 49% by the Company, with the Company serving as managing member.

As the managing member, we are responsible for construction oversight, project execution, regulatory compliance, technical performance, and day-to-day management of the refining facility. Construction delays, cost overruns, budget variances, permitting deficiencies, environmental compliance issues, or technical failures in the hydrometallurgical processing operations could adversely affect the JV’s financial performance and may be attributed to our management. Such matters could expose us to liability under the operating agreement, including potential claims of gross negligence or willful misconduct, and could result in reputational harm or the loss of our management rights.

The JV’s anticipated operations depend significantly on ore supplied by our majority partner from its current mining operations. If the Americas experiences production interruptions, operational setbacks, permitting issues, financial constraints, changes in business strategy, or declines in ore quality, the refining facility may not receive sufficient feedstock to operate at expected capacity levels. Reduced throughput or processing complications could materially impair the economic viability of the JV and reduce the return on our capital investment.

If any of these operational or other risks materialize, our financial condition, results of operations, cash flows, and ability to continue serving as operator could be materially adversely affected.

Our minority ownership position and capital funding obligations in the JV expose us to dilution, financing, and governance risks.

Although we serve as managing member, we hold a 49% minority interest in the JV and are required to fund 49% of all JV costs, including capital expenditures. The construction and operation of a refining facility are capital-intensive activities, and additional capital contributions may be required. If we are unable or unwilling to meet a capital call, the operating agreement permits our majority partner to treat any funding shortfall as a deficit loan bearing interest at 18% per annum or to convert such indebtedness into equity at a discounted conversion price. These provisions could result in substantial dilution of our ownership interest and reduction of our voting rights.

The operating agreement also provides for certain major decisions to require member approval and includes mechanisms that may be triggered in the event of a deadlock, including buy/sell provisions after a specified period. In such circumstances, we could be required either to sell our interest or to purchase our partner’s interest at a price determined under the agreement. Because our majority partner may have greater financial resources, we may be at a disadvantage in funding such a transaction and could be forced to divest our interest at an unfavorable time or valuation.

Any of these governance or funding risks could materially and adversely affect our ownership position, influence over the JV, financial condition, and results of operations.

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

Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of our operations, as well as the domestic and global economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital.

Increases in energy costs may adversely affect our business, financial position, results of operations and liquidity.

Energy costs, including electrical power costs, propane costs, and natural gas costs, represent one of the larger components of our cost of goods sold. As a result, the availability of electricity and other energy costs at competitive prices is critical to the profitability of our operations.

In the U.S., our facilities receive all their electricity requirements under market-based electricity contracts. These market-based contracts expose us to price volatility and fluctuations due to factors beyond our control and without any direct relationship to the price of our products. For example, extreme weather events over the past several years across the United States resulted in increases to power prices. More recently, market disruptions in global energy markets related to the war in Ukraine caused significant increases in market- based power prices. Market-based electricity contracts expose us to market price volatility and fluctuations driven by, among other things, coal and natural gas prices, renewable energy production, regulatory changes and weather events, in each case, without any direct relationship to the price of our products. There can be no assurance that our market-based power supply arrangements will result in favorable electricity costs. Any increase in our electricity and other energy prices not tied to corresponding increases in the prices for the commodities we sell could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Our mining activities may be adversely affected by the local climate, especially in Alaska and Montana due to harsh winters.

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

In addition, the mining and exploration seasons in Alaska and Montana are inherently limited by seasonal weather conditions. Exploration, development, and extraction activities in these regions are often constrained to late spring, summer, and early fall months when ground conditions, daylight, and transportation access are most favorable. During the winter months, frozen ground, heavy snowfall, and limited daylight hours may significantly restrict or delay fieldwork, transportation of equipment and materials, and the movement of personnel to and from the properties. As a result, delays or interruptions during the limited operating season could materially impact the timing of exploration programs, development activities, and production schedules, which may increase operating costs or defer anticipated revenues.

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

Development of mineral properties involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. The commercial viability of a mineral deposit depends on factors beyond our control, including the deposit’s attributes, commodity prices, government policies and regulation and environmental protection. Fluctuations in the market prices of minerals may render reserves and deposits containing relatively lower grades of mineralization uneconomic. The development of our non-extractive properties will require obtaining land use consents, permits and the construction and operation of mines, processing plants and related infrastructure. We are subject to all the risks associated with establishing new mining operations, including:

●	the timing and cost, which can be considerable, of the construction of mining and processing facilities and related infrastructure;
●	the availability and cost of skilled labor and mining equipment;
●	the availability and cost of appropriate smelting and/or refining arrangements;
●	the need to obtain and maintain necessary environmental and other governmental approvals and permits, and the timing of those approvals and permits;
●	in the event that the required permits are not obtained in a timely manner, mine construction and ramp-up will be delayed and the risks of government environmental authorities issuing directives or commencing enforcement proceedings to cease operations or administrative, civil and criminal sanctions being imposed on our company, directors and employees;
●	delays in obtaining, or a failure to obtain, access to surface rights required for current or future operations;
●	the availability of funds to finance construction and development activities;
●	potential opposition from non-governmental organizations, environmental groups or local community groups which may delay or prevent development activities; and
●	potential increases in construction and operating costs due to changes in the cost of fuel, power, materials and supplies and foreign exchange rates.

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

We are dependent upon the ability and experience of our executive officers, managers, employees, contractors and their employees, and other personnel, and we cannot assure you that we will be able to attract or retain such employees or contractors. We may at times have insufficient executive or operational personnel, or personnel whose skills require improvement. We compete with other companies both in and outside the mining industry in recruiting and retaining qualified employees and contractors knowledgeable about the mining business. From time to time, we have encountered, and may in the future encounter, difficulty recruiting skilled mining personnel at acceptable wage and benefit levels in a competitive labor market, and may be required to utilize contractors, which can be more costly. For example, in Thompson Falls, Montana, the limited availability of local residential housing creates a significant barrier to attracting and retaining the skilled labor required for our smelting expansion. As a result, the Company purchased a housing development in 2025 to provide a dedicated housing solution for our workforce in that area, but there is no guarantee that such an investment will be sufficient to help achieve our staffing requirements or offset the challenges of recruiting in a remote location. Temporary or extended lay-offs due to mine closures may exacerbate such issues and result in vacancies or the need to hire less skilled or efficient employees or contractors. The loss of skilled employees or contractors or our inability to attract and retain additional highly skilled employees and contractors could have an adverse effect on our business and future operations.

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

To manage these risks and oversee our evolving technological requirements, we hired a Managing Director of Information Technology in 2025. This role is responsible for the strategic oversight of our digital infrastructure and the implementation of enhanced security protocols; however, the appointment of dedicated leadership does not eliminate the inherent risks of system failure or unauthorized access.

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

Competition from other mining companies may harm our business.

We compete with other mining companies, some of which have greater financial resources than we do or other advantages, in various areas which include:

●	attracting and retaining key executives, skilled labor, and other employees;
●	for the services of other skilled personnel and contractors and their specialized equipment, components and supplies, such as drill rigs, necessary for exploration and development;
●	for contractors that perform mining and other activities and milling facilities which we lease or toll mill through; and
●	for rights to mine properties.

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

Shares of our common stock are listed on NYSE and NYSE Texas. The market price for our common stock has historically been volatile, and has been impacted at times by:

●	changes in metals prices, particularly antimony;
●	our results of operations and financial condition as reflected in our public news releases or periodic filings with the SEC;
●	factors unrelated to our financial performance or prospects, such as global economic developments, market perceptions of the attractiveness of industries, or the reliability of metals markets;
●	political and regulatory risk;
●	the success of our exploration, pre-development, and capital programs;

●	ability to meet production estimates;
●	government grants and contracts;
●	environmental, safety and legal risk;
●	the extent and nature of analytical coverage concerning our business;
●	the trading volume and general market interest in our securities; and
●	delayed financial filings with the SEC.

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

The market price of our common stock may be affected by the issuance, exercise, or conversion of preferred stock, options, restricted stock, warrants, convertible debt or other rights to acquire any preferred or common stock. Our Board is authorized to issue additional classes or series of preferred stock without any action on the part of our stockholders. This includes the power to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over common stock with respect to dividends or upon the liquidation, dissolution or winding up of the business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.Our Board is also authorized to issue additional shares of common stock and rights to acquire common stock.

We cannot predict the number of additional equity securities that will be issued or the effect, if any, that future issuances and sales of these securities will have on the market price of the common stock. Any transaction involving the issuance of previously authorized but unissued equity securities would result in dilution, possibly substantial, to stockholders. Based on the need for additional capital to fund expected expenditures and growth, it is likely that we will issue securities to provide such capital. Such additional issuances may involve the issuance of a significant number of equity securities at prices less than the current market price. Sales of substantial amounts of securities, or the availability of the securities for sale, could adversely affect the prevailing market prices for the securities and dilute investors’ earnings per share. A decline in the market prices of the securities could impair our ability to raise additional capital through the sale of additional securities should we desire to do so.

The provisions in our certificate of incorporation, our by-laws and Texas law could delay or deter tender offers or takeover attempts.

Certain provisions in our restated certificate of incorporation, our by-laws and Texas law could make it more difficult for a third party to acquire control of us, even if that transaction could be beneficial to stockholders. These impediments include:

●	the classification of our Board into three classes serving staggered three-year terms, which makes it more difficult to quickly replace board members;
●	the ability of our Board to issue shares of preferred stock with rights as it deems appropriate without stockholder approval;
●	a provision that special meetings of our board of directors may be called only by our chief executive officer or a majority of our Board;
●	a provision that special meetings of stockholders may only be called (i) pursuant to a resolution approved by a majority of our Board or (ii) by the Chairman of the Board or the Secretary of the Company upon the written request or requests of one or more persons that own shares representing at least 25% of the voting power of the stock entitled to vote on the matter or matters to be brought before the proposed special meeting;
●	a prohibition against action by written consent of our stockholders;
●	a provision that our directors may only be removed for cause and by an affirmative vote of at least 80% of the outstanding voting stock;
●	a provision that our stockholders comply with advance-notice provisions to bring director nominations or other matters before meetings of our stockholders;
●	a prohibition against certain business combinations with an acquirer of 15% or more of our common stock for three years after such acquisition unless the stock acquisition or the business combination is approved by our Board prior to the acquisition of the 15% interest, or after such acquisition our Board and the holders of two-thirds of the other common stock approve the business combination; and
●	a prohibition against our entering into certain business combinations with interested stockholders without the affirmative vote of the holders of at least 80% of the voting power of the then outstanding shares of voting stock.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of NYSE and NYSE Texas, and other applicable securities rules and regulations. Compliance with these rules and regulations may be difficult, time-consuming, or costly, and compliance may increase demand on processes, systems, and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. Management reviews the Company’s internal control over financial reporting to determine if it is effective. A control deficiency exists when the design, operation, or lack of a control does not allow management or employees to prevent, or detect, and correct, misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As described in “Item 9A. Controls and Procedures” of this Annual Report, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2025 due to material weaknesses in our internal control over financial reporting. We intend to take the necessary steps to remediate these material weaknesses. However, we cannot assure you that we will be successful in implementing effective internal control over financial reporting or that, once successful, such controls will remain effective.

It may require significant resources and management oversight to effectively comply with our regulatory obligations and to avoid future violations. In addition, significant resources and management oversight may also be required to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting. As a result of our efforts to comply with the above rules and regulations, management’s attention may be diverted from other business concerns, which could adversely affect our business, operating results, and financial condition. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses. We may be unable to comply despite such efforts. Any failure to comply with applicable regulations could adversely affect our stock price and our ability to make accurate and timely financial and other disclosures to investors, attract and maintain key personnel and investors, and use our funds for intended purposes. It may also subject us to the risk of litigation or regulatory enforcement actions against us. In connection with our remediation efforts, we have engaged a third-party advisor to assist management in evaluating and improving our internal control over financial reporting and our processes designed to support compliance with the Sarbanes-Oxley Act. While the involvement of a third-party advisor may assist us in these efforts, there can be no assurance that our remediation efforts will be successful or that our internal control over financial reporting will be effective in future periods.

We have been informed by our transfer agent, Equiniti Trust Company (the “Transfer Agent”), that there is a discrepancy between the number of outstanding shares of our common stock as determined by the Transfer Agent and the number of outstanding shares of our common stock as determined by the Depositary Trust Company. We, together with the Transfer Agent, are working diligently to determine the reason for this discrepancy. If, following the conclusion of our review, we determine that the discrepancy constitutes a material weakness or significant deficiency in our internal controls, this could have a material adverse effect on our financial reporting processes, regulatory compliance, corporate actions, investor confidence, and the market price of our common stock.

We may be unable to comply with NYSE continued listing standards and our common stock may be delisted from the NYSE, which would likely cause the liquidity and market price of the common stock to decline.

Our common stock is currently listed on the NYSE. We are subject to the continued listing standards of the NYSE and such exchange will consider suspending dealings in, or delisting, securities of an issuer that does not meet its continued listing standards. To maintain our NYSE listing, we must maintain certain standards, such as various corporate governance standards as well as minimum levels or values related to share price, shareholders’ equity balance, market capitalization value, and various share distribution levels. In addition to objective standards, the NYSE may delist the securities of an issuer if it determines that the securities are unsuitable for continued trading, which could be the result if the issuer sells or disposes of principal operating assets, ceases to be an operating company, or discontinues a substantial portion of its operations or business. We may not be able to satisfy these standards and remain listed on the NYSE, which could adversely affect the market price of our common stock and our ability to raise funds through the sale of our common stock, which could adversely affect our liquidity.

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

U.S. surface and underground mines like those at our Preston Operations are inspected periodically by MSHA, which inspections often lead to notices of violation under the Mine Safety and Health Act. Our facility or mine at Preston Idaho could be subject to a temporary or extended shutdown due to a violation alleged by MSHA. For more information on the status of inspections by MSHA, see Note 13 of the Notes to Consolidated Financial Statements in this Annual Report.

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

In the ordinary course of business, mining companies are required to seek governmental permits and other approvals for continuation or expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex, time-consuming and costly process. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental permits, including the approval of reclamation plans, may increase costs and cause delays or halt the continuation of mining operations depending on the nature of the activity to be permitted and the interpretation of applicable requirements established by the permitting authority. Interested parties, including governmental agencies and non- governmental organizations or civic groups, may seek to prevent issuance of permits and intervene in the process or pursue extensive appeal rights. Past or ongoing violations of laws or regulations involving obtaining or complying with permits could provide a basis to revoke existing permits, deny the issuance of additional permits, or commence a regulatory enforcement action, each of which could have a material adverse impact on our operations or financial condition. In addition, evolving reclamation or environmental concerns may threaten our ability to renew existing permits or obtain new permits in connection with future development, expansions and operations. We cannot assure you that all necessary approvals and permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with the compliance with evolving standards and regulations could become such that we would not proceed with a particular development or operation.

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

There have been proposed or implemented ballot initiatives that sought to directly or indirectly curtail or eliminate mining in certain states including Montana. Future initiatives to curtail or eliminate mining could be on the ballot in states or jurisdictions (including local or international) in which we currently or may in the future operate. To the extent any such initiative was passed and became law, there could be a material adverse impact on our financial condition, results of operations or cash flows.

We cannot guarantee title to all of our properties.

We cannot guarantee title to all our properties as the properties may be subject to prior mineral rights applications with priority, prior unregistered agreements or transfers or indigenous peoples’ land claims, and title may be affected by undetected defects. Certain of the mineral rights held by us are held under applications for mineral rights or are subject to renewal applications and, until final approval of such applications is received, our rights to such mineral rights may not materialize and the exact boundaries of the Company’s properties may be subject to adjustment. For our operations in Mexico, we hold mining claims, mineral concession titles and mining leases that are obtained and held in accordance with the laws of the country, which provide the Company the right to exploit and explore the properties. The validity of the claims, concessions and leases could be uncertain and may be contested. Although we have conducted title reviews of our property holdings, title review does not necessarily preclude third parties (including governments) from challenging our title. In accordance with mining industry practice, we do not generally obtain title opinions until we decide to develop a property. Therefore, while we have attempted to acquire satisfactory title to our undeveloped properties, some titles may be defective. We do not maintain title insurance on our properties.

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

Item 1C. Cybersecurity.

Risk Management and Strategy

Our cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats, effective management of security risks, and resiliency against incidents. Our cybersecurity risk management processes include assessing and monitoring security controls, monitoring systems, tools and related services provided by third-party providers, and management oversight to assess, identify and manage material risks from cybersecurity threats.

In 2025, we established a dedicated internal leadership role by hiring a Managing Director of Information Technology to oversee the security and maintenance of our digital assets and infrastructure. The Managing Director of Information Technology is responsible for coordinating cybersecurity risk management activities across the Company, including oversight of third-party service providers engaged to support cybersecurity functions.

We implement risk-based controls to protect our information, the information of our customers, suppliers, and other third parties, our information systems, our business operations, and our products. We maintain security programs that include physical and technical safeguards. We monitor cybersecurity vulnerabilities and potential attacks, and we evaluate the potential operational and financial effects of any threat and of cybersecurity countermeasures made to defend against such threats, including consideration of the potential materiality of such threats to our business, results of operations, or financial condition.

We continue to integrate our cyber practices into our enterprise risk management practices, which is overseen by our Board of Directors. In addition, we assess the risks from cybersecurity threats, periodically engage third-party tools to assist us in enhancing and monitoring our cybersecurity risks, including tools designed to detect and mitigate phishing and suspicious email activity, and regularly back up company information.

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

Governance

Our Board of Directors is responsible for risk oversight, including oversight of risks related to cybersecurity. Our chief executive officer and chief financial officer, with input from and participation by, as appropriate, our Managing Director of Information Technology, provide presentations to the Board of Directors regarding cybersecurity risks, incidents, and risk management practices periodically and as circumstances warrant.

In the event of a potentially material cybersecurity event, the Chairman of the Board is notified and briefed, and a meeting of the full Board of Directors would be convened, as appropriate, to review the incident, management’s response, and any required disclosures.

Management, including the Managing Director of Information Technology discuss information technology needs and activity and assess and manage material cybersecurity risks and the Company’s practices for the prevention, detection, mitigation, and remediation of cybersecurity incidents, as necessary and appropriate. The Managing Director of Information Technology reports to executive management and is responsible for day-to-day oversight of the Company’s cybersecurity risk management processes, including coordination with third-party service providers.

Our Managing Director of Information Technology has approximately 20 years of experience in information technology leadership roles, including serving as Director of IT at four previous companies. Our CEO and CFO have managed information technology departments during their careers. Our CFO was trained as an auditor and an information technology auditor at the public accounting firm of Ernst & Young LLP and audited internal controls, including IT controls, of public companies, information technology departments, and third-party information technology service providers for approximately 12 years.

Item 2. Properties.

The Company owns, leases, and operates a portfolio of domestic and international properties supporting its antimony, precious metals, and zeolite businesses, and has invested in other properties prospective for tungsten, cobalt, and other critical minerals. These properties include processing and smelting facilities, a production-stage zeolite mine, exploration-stage mineral properties, and supporting infrastructure. The Company’s property portfolio is organized across its antimony and zeolite segments and is intended to support an integrated supply chain encompassing mineral extraction, concentration, and processing.

The Company’s principal operating assets include its antimony smelting and precious metals processing facility in Sanders County, Montana; two antimony and precious metals processing facilities in Mexico; and the Bear River Zeolite (“BRZ”) surface mine and processing facility in Preston, Idaho, which represents the Company’s sole production-stage mine. In addition, the Company holds exploration-stage mineral properties in Mexico, Montana, Alaska, the southeastern United States, and Ontario, Canada, which are prospective for antimony, tungsten, cobalt, and other critical and base metals. All properties described below have not yet established mineral resources or mineral reserves other than the BRZ surface mine, and mining or commercial production activities at those sites are subject to further technical evaluation, permitting, and market conditions. The sections below that follow the table describe the Company’s properties by location and operating status.

The following table provides a summary of the properties we were affiliated with at December 31, 2025:

Segment	Location	Owned or Leased [1]	Mine, Processing Facility, or Warehouse	Status	Own Mining Claims	Acreage
Antimony	Sanders County, Montana	Owned	Processing Facility	Active	n/a	14
Antimony	Madero in Coahuila, Mexico	Owned	Processing Facility	Active	n/a	16
Antimony	Puerto Blanco in Guanajuato, Mexico	Owned	Processing Facility	Active	n/a	100
All Other	Los Juarez in Queretaro, Mexico	Leased / Owned	Mine	Exploration	No / Yes	529 / 100
Zeolite	Preston, Idaho	Leased / Owned	Mine / Processing	Production	No / Yes	320 / 994
All Other	Sanders County, Montana	n/a / Owned	Mine	Exploration	Yes	2,400 / 30
All Other	Alaska	n/a	Mine	Exploration	Yes	22,800
All Other	Ontario, Canada	n/a / Owned	Mine	Exploration	Yes	38,100 / 2,900
Zeolite	Lethbridge, Canada	Leased	Warehouse	Active	n/a	n/a

1 - see additional property description information below.

The following is a map of the Company’s properties:

DESCRIPTION OF PROPERTIES

Antimony and Precious Metals Facility in Sanders County, Montana

We own 14 acres of land in the Burns Mining District in Sanders County, Montana, where we operate a facility that includes our antimony smelter and precious metals equipment. This facility was built in 1971, started operating in 1972, and is included in our antimony segment. We built the road system, but it was purchased and is currently operated and maintained by the USFS. The antimony smelter includes furnaces of a proprietary design to produce antimony metal ingots, antimony oxide, antimony trisulfide, and various other antimony products. We have 8 operational Small Rotary Furnaces (SRF’s) and a permit for up to 15 SRF’s. Also, we are using 2 of our 4 operational electric furnaces. The SRF’s are used to roast various antimony ore inputs and can produce either finished antimony trioxide or finished antimony metal in the form of ingots. The electrical furnaces are used to produce antimony trisulfide. The furnaces are maintained to modern standards. Annual antimony production was approximately 1,409,000 pounds in 2025 and approximately 1,460,000 pounds in 2024. This plant is also equipped for the treatment and production of precious metals. Annual gold production was approximately 13 ounces in 2025 and approximately 35 ounces in 2024. Annual silver production was approximately 8,755 ounces in 2025 and approximately 14,600 ounces in 2024. We do not mine at this facility but rather process ore into finished products.

In April 2025, the Company entered into definitive engineering and construction service agreements with a third-party contractor to support an expansion of its smelting operations at this location that will more than triple its capacity. The project has been designed to maintain existing smelting operations without material interruption. Construction activities commenced in 2025, and the expansion is expected to be completed in April 2026. Management believes the expansion project is strategically important to supporting domestic antimony supply.

This facility is approximately 16 miles west of Thompson Falls on Montana Secondary Highway 471 with GPS coordinates latitude 47.548077 north and longitude 115.591828 west. Our property is approximately 850 feet north-northeast of Prospect Creek in Cox Gulch, which resides in the northern Bitterroot Mountain range. This Highway 471 is asphalt, and the property is accessible by car and/or truck. There is a smaller airport, Sanders Airport, that is about 2 hours from our property and a major airport in Spokane, WA, that is about two and one-half hours from our property. Our facility is serviced with electricity from Northwestern Energy, and water is pumped from a well located on our property. Personnel are sourced from nearby cities like Belknap, Plains, and Missoula. Our facility is considered a large quantity generator (“LQG”) of hazardous waste and must comply with the Montana Hazardous Waste Act, which is regulated by the Montana Department of Environmental Quality (“DEQ”).

Following are location maps related to this property:

Properties in Mexico

The Company has two subsidiaries in Mexico, USAMSA and ADM. The USAMSA subsidiary includes the following two antimony and precious metals processing facilities in Mexico, both of which are owned: (1) the Madero facility in Coahuila, Mexico and (2) the Puerto Blanco flotation mill, oxide circuit, and cyanide leach circuit facility in Guanajuato, Mexico. We do not presently mine at these facilities but rather process ore into finished products. The Los Juarez mining claims and concessions are in Cadereyta de Montes Queretaro, Mexico and are included in our ADM subsidiary. There are presently no active operations at Los Juarez.

Madero Antimony Smelter and Precious Metals Processing Facility in Coahuila, Mexico

The Madero antimony smelter and precious metal processing facility at Estacion Madero, in the Municipio of Parras de la Fuente, Coahuila, Mexico, is included in our antimony segment. Construction started on the property in 2009. The property is about 16 acres with fourteen small rotating furnaces (“SRF’s”) and three large rotating furnaces (“LRF”) with an associated stack and scrubbers. The Madero antimony production is sold as antimony metal ingots or antimony low-grade oxide. In 2019, we completed the installation of a caustic leach circuit to process antimony concentrates from our Puerto Blanco cyanide leach facility containing any precious metals from our Los Juarez property or other sources. Annual antimony finished goods production was 163,788 pounds of antimony metal ingots in 2024. There was production operations in fiscal 2025 but no finished goods sold in 2025.

This property is about 7 kms north of the gas station known as Paila Coahuila and less than 1 km from a railroad and the ejido Estacion Madero, Coahuila. Paila is about halfway between Torreon and Saltillo, both in the state of Coahila on state highway 40 and is accessible by truck. Electricity is supplied by CFE, the socialized electricity provider in Mexico and provides adequate and fairly reliable power. Water is sourced from a well located at the smelter. Personnel are sourced mainly from the nearby community of about 100 residents. The Madero smelter currently employs 30 people. Following is a location map related to this property:

Puerto Blanco Flotation Mill and Precious Metals Processing Facility in Guanajuato, Mexico

The Puerto Blanco facility in Guanajuato, Mexico is about 100 acres and is included in our antimony segment. Construction started on the property in 2010. The facility contains a flotation mill and gravity circuit that are used in increasing the concentration of antimony in ore and a cyanide leach circuit this is used in the processing of precious metals. The flotation mill can be used for the processing of ore from the Company’s mine in Los Juarez and other unrelated third-party properties. A gravity circuit was added to the plant in 2013 and 2014 to mill oxide ores from Los Juarez and other properties. In 2019 a cyanide leach circuit for recovery of precious metals was built and permits were obtained for this circuit. This cyanide leach circuity is not yet in operation and has not been used. Puerto Blanco had no production operations in 2025 and 2024.

The Puerto Blanco property is approximately 15 kms (about 9.32 mi) north of the city of San Jose Iturbide along state highway 57 in the state of Guanjuato, Mexico with GPS coordinates of 21.07827, -100.54144 and is located approximately 144 kms (about 89.48 mi) from our Los Juarez property. It is accessible by highway to all vehicles. Following are location maps related to this property:

Zeolite Mine and Processing Facility in Preston, Idaho

Property Description and Ownership

Bear River Zeolite Company (“BRZ”), which represents our Zeolite Segment, has a lease through December 31, 2034 with Zeolite, LLC that entitles BRZ to surface mine and process zeolite on property in Preston, Idaho, in exchange for an annual payment and a royalty payment, which is based on the amount of zeolite shipped from the leased property (“BRZ Lease”). BRZ pays two other royalties based on the sale of zeolite products. BRZ holds all necessary MSHA and operational permits and is regularly inspected by MSHA for compliance with State and Federal requirements.

Annual zeolite production was approximately 12,000 tons in 2025 and approximately 11,100 tons in 2024. In addition, after obtaining required permits, BRZ can surface mine and process zeolite on the 1,000 acres of property owned by the BLM and held by our 50, 20-acre Placer claims, that is adjacent to the Company’s Preston, Idaho property.

The BRZ mine is a surface mining operation located near Preston, Idaho and represents the Company’s sole production-staged mine. BRZ’s zeolite is considered to be one of the best zeolites in the world for water filtration, soil amendment, animal feed additive, and industrial absorption due to its high cation exchange capacity (CEC) averaging 146 meq/100 gr. (which predicts plant nutrient availability and retention in soil), its hardness and high clinoptilolite content (which is an effective barrier to prevent problematic radionuclide movement), its low clay content, and its low sodium content.

Operations at the BRZ mine are conducted via conventional open-pit methods, organized into a series of stepped levels, or benches, typically ranging from 10 to 20 feet in height. The operation begins with the removal of a thin layer of overburden using standard dozers and excavators; this material is stockpiled for future land reclamation and site restoration. Once the surface is cleared, the volcanic zeolite rock is broken into manageable pieces primarily through controlled drilling and blasting, though softer material near the surface may be extracted using tractor-mounted rippers. During the loading phase, operators and geologists utilize visual sorting to separate high-grade zeolite from waste rock, a process facilitated by the distinct physical characteristics of the ore which minimizes dilution. Extracted material is loaded into 18- to 20-ton haul trucks and transported approximately 4,000 feet to the onsite processing mill. The mining operation is currently configured to support a production capacity of approximately 120 tons of zeolite per hour, providing a consistent supply of raw material to the mill.

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

Mineral Reserves and Resources

On July 24, 2025, the Company published a Technical Report Summary (the “TRS”) dated July 2, 2025, covering the BRZ mining deposits. The TRS was prepared by an independent Qualified Person in accordance with Regulation S-K Subpart 1300 and summarizes the geological setting, mineral reserve and resource estimates, mining and processing methods, infrastructure, environmental and permitting considerations, and economic assumptions applicable to the BRZ operation. The full TRS is filed as an exhibit to the Company’s Form 8-K dated July 25, 2025. The mineral reserve and resource estimates disclosed below are derived from, and consistent with, the TRS, and the Company is not aware of any material changes since the TRS effective date that would affect the estimates as of December 31, 2025.

The mineral resource estimates in the TRS are effective as of May 24, 2024, while the mineral reserve estimates are effective as of May 31, 2025. The difference in dates reflects the timing of the geological modeling and mine planning used to calculate resources versus reserves. The mineral reserve and resource estimates disclosed below are point-in-time estimates as of their respective effective dates. A year-over-year mineral reserve reconciliation is not presented because there was previously no independent Technical Report Summary or comparable reserve study prepared prior to the TRS mineral estimates that are effective as of May 31, 2025.

Mineral reserves represent the economically mineable portion of the BRZ mine and are reported exclusive of mineral resources. Reserves are classified as proven or probable based on geological confidence, mine planning, and economic analysis. As of May 31, 2025, total proven and probable mineral reserves were estimated at approximately 5.1 million short tons, with an average grade of approximately 146 meq/100g cation exchange capacity (“CEC”), all of which are considered saleable product. Proven mineral reserves totaled approximately 2.3 million short tons and probable mineral reserves totaled approximately 2.8 million short tons. Mineral reserves were estimated using long-term zeolite product price forecasts and operating cost assumptions that include mining, processing, and general and administrative costs. The mineral reserve estimate was prepared in compliance with the disclosure standards of SEC Regulation S-K 1300 by independent Qualified Person Randall K. Martin, SME-RM. The estimate is based on the measured and indicated mineral resources, incorporating inputs derived from the 2024 geologic model and operational data provided by site management. A 3D pit optimization analysis was conducted utilizing the Colorado School of Mines MineFlow™ software, incorporating geotechnical slope angles, economic assumptions, and operational data provided by site management. At the current production rate of approximately 12,000 short tons per year, proven and probable mineral reserves of approximately 5.1 million short tons support a theoretical mine life exceeding 400 years.

Mineral resources represent mineralization with reasonable prospects for eventual economic extraction but which do not meet the criteria to be classified as mineral reserves. As of May 22, 2024, mineral resources exclusive of mineral reserves included approximately 339,000 short tons of measured and indicated mineral resources and approximately 426,000 short tons of inferred mineral resources, at average grades ranging from approximately 140 to 147 meq/100g CEC. The mineral resource estimate was prepared using a 3D block model constrained by geologic interpretation and a cutoff grade of 100 meq/100g CEC. Resources were classified as measured, indicated, or inferred based on drill density, lithologic confidence, and data quality. No capping or compositing was required. Estimation was conducted in accordance with SEC Regulation S-K 1300 standards using validated drill data and surface mapping.

Environmental and Reclamation

Mining operations are conducted in compliance with applicable federal and state environmental regulations. Overburden is stockpiled and used for concurrent reclamation of mined areas, and the Company maintains reclamation plans consistent with lease and permit requirements. No material environmental compliance issues have been identified for the Bear River Zeolite Mine.

Internal Controls over Mineral Reserve and Resource Disclosures

The Company maintains internal controls and procedures designed to support the preparation of the TRS for its BRZ mining operations and to provide reasonable assurance that the disclosures included therein are prepared in accordance with Regulation S-K Subpart 1300. These controls and procedures address the collection, evaluation, and systematic review of geological, mining, processing, and economic information specific to the BRZ facility.

Information underlying the BRZ TRS is derived from the Company’s internal mine records, historical production data, mine planning information, processing and recovery data, and operating cost records maintained at the BRZ operation. The Company utilizes standardized data collection protocols and maintains a centralized database to ensure the integrity of the technical data. Such information is reviewed by management personnel with relevant operational and technical expertise and by a Qualified Person (as defined in Item 1300 of Regulation S-K) prior to inclusion in the TRS.

The Company’s internal controls also include procedures to evaluate the key assumptions, estimates, and forward-looking information included in the TRS, including those related to mining methods, production rates, processing performance, and capital and operating costs. Management reviews the TRS for consistency with other disclosures included in this Annual Report on Form 10-K to ensure alignment between technical estimates and financial reporting.

While these controls and procedures are designed to provide reasonable assurance regarding the reliability of the TRS disclosures, the preparation of such information involves significant estimates and judgments and is subject to inherent uncertainties in the geological and economic environment.

Stibnite Hill Antimony Mine – Sanders County, Montana

Property Description and Location

The Stibnite Hill property is located in the Prospect Creek Mining District of Sanders County, Montana, approximately 15 miles west of Thompson Falls. The approximate center of the property is located at 47.548077° North latitude and 115.591828° West longitude. The property lies within the U.S. Geological Survey Thompson Falls 7.5-minute quadrangle and is situated in a mountainous, historically mined area of northwestern Montana.

Access to the property is available from Thompson Falls via Montana Highway 200, with direct access provided by Montana Highway 471 and associated secondary county and forest service roads extending into the Prospect Creek area. The site is characterized by forested terrain and seasonal weather conditions typical of historic antimony and base-metal mining districts in western Montana.

Following is a location map related to this property.

Ownership and Mineral Rights

The property comprises approximately 30 acres of surface estate associated with our patented lode mining claims, which are owned in fee simple by the Company. During 2025, the Company expanded its land position by staking 2,400 acres of additional unpatented federal mining claims covering extensions of known mineralized structures on adjacent open ground immediately adjacent to the Company’s antimony smelting facility in Thompson Falls, Montana. In March 2026, the Company paid $320,000 to acquire additional surface rights associated with patented lode mining claims in the area. Operations at Stibnite Hill are conducted pursuant to permits issued by the State of Montana.

Infrastructure and Accessibility

Access to the Stibnite Hill property is provided by Montana Highway 200, which intersects with Montana Secondary Highway 471 approximately seven miles west of Thompson Falls. The property is accessed directly via Highway 471, the primary paved route through the Prospect Creek Mining District, with final access provided by secondary county and U.S. Forest Service roads leading to the claim blocks and historical workings. The Company has established a centralized processing chain to manage mineralized material extracted from the Stibnite Hill project. Under this operational framework, excavated material was transported via regional highway networks to the Company’s recently acquired flotation mill property located in Radersburg, Montana.

This facility provides a dedicated flotation circuit capable of processing bulk samples and production-scale material into high-grade antimony concentrates. The Radersburg location is strategically positioned within central Montana’s transportation network, supporting the efficient movement of processed concentrates to the Company’s downstream smelting operations. Although the mine and mill are located in separate regions of the state, the haul route utilizes established commercial trucking corridors, including Montana Highway 200 and connecting Interstate 90 and U.S. Highway 12 routes, with an estimated one-way drive time of approximately five to six hours under normal road conditions, providing a consistent logistical link between extraction and concentration activities.

While the lower elevations of Highway 471 remain accessible for much of the year, the site is subject to seasonal transit constraints typical of western Montana. Heavy snowfall during the winter months generally limits surface exploration and bulk haulage activities. The site currently maintains limited permanent infrastructure consistent with its exploration-stage status, though it benefits from proximity to the regional power grid and available industrial services.

History of Operations

The Stibnite Hill property was previously operated by the Company using underground narrow-vein extraction methods from 1968 until operations were discontinued in 1983 due to prevailing market conditions. Historical mining activities focused on the extraction of high-grade stibnite-bearing veins. Following cessation of underground operations, the property remained inactive for several decades prior to renewed technical evaluation and exploration activities conducted by the Company, which included the mining of 840 tons of stibnite ore grading approximately 10% antimony in the fourth quarter of 2025 that was trucked to our flotation mill in Radersburg, Montana.

Geology and Mineralization

Antimony mineralization at Stibnite Hill occurs in narrow, relatively flat-lying stibnite-bearing veins with an approximate dip of 25 degrees and strike lengths extending for several thousand feet. Mineralization is structurally controlled and hosted primarily within brecciated and fractured sedimentary and volcanic rocks. Stibnite is the predominant mineral, with minor associated sulfide minerals.

Historical mining and drilling, together with more recent exploration results, indicate that mineralized zones exhibit continuity both along strike and at depth; however, the full extent of mineralization remains subject to further evaluation. During 2025, the Company undertook a comprehensive technical review of historical records, publicly available technical information, and field observations, supported by a consulting geologist, to reassess the characteristics and continuity of known mineralization.

Mining and Processing Operations

The Stibnite Hill property is currently in the exploration stage. In October 2025, the Company received approval from the Montana Department of Environmental Quality, Hard Rock Mining Bureau, to modify its operating plan and initiated a mechanized exploration and bulk sampling program. Activities commenced in early October 2025, utilizing a surface-based selective recovery method involving removal of overburden, selective excavation of stibnite-bearing material, and progressive replacement of overburden in accordance with permit requirements.

Mining activities utilized hydraulic excavators and, where necessary, hydraulic hammers for fragmentation. By the time operations were seasonally suspended due to winter weather conditions, approximately 840 tons of antimony-bearing material had been extracted. Operations are expected to resume in the early spring of 2026 since winter weather conditions have been mild.

To facilitate the processing of this material, extracted ore has been stockpiled for future processing at a flotation mill near Radersburg, Montana, which was acquired by the Company in January 2026. This facility will be utilized for crushing, milling, metallurgical testing, and evaluation activities. Sampling and assay work is being conducted by an independent geological consulting firm, with samples submitted to an accredited third-party assayer recognized as a Qualified Person under Regulation S-K Subpart 1300.

The Company has not established mineral resources or mineral reserves for the Stibnite Hill property and has not completed a Technical Report Summary for the site in accordance with Regulation S-K Item 1300. No revenue has been recognized from mining activities yet, as no excavated material has been sold or entered commercial production.

Permitting, Environmental and Encumbrances

Exploration and bulk sampling activities are conducted pursuant to approvals issued by the Montana Department of Environmental Quality. Reclamation activities are performed concurrently with excavation in accordance with permit requirements. Any expansion of mining activities remains subject to the establishment of mineral resources or reserves, receipt of additional permits, operational considerations, and prevailing market conditions.

There are no known environmental liabilities or material encumbrances affecting the property and there are no royalty obligations attached to the property.

Alaska Mining Properties

Property Description and Location

The Company’s Alaska mining properties are located in interior Alaska, distributed across the Fairbanks Mining District, the Tok area, and the Maclaren River region. The Fairbanks-area claims include the Mohawk property (64.8721° N, 147.9879° W), the Quill claims

(64.8726° N, 148.0051° W), and the RMA and Oliver claims (64.8734° N, 148.0159° W) near Ester Dome, approximately six miles northwest of Fairbanks. The Stibnite Creek claim group (63.2481° N, 143.7986° W) is located near the junction of the Alaska Highway and the Tok Cutoff and the Maclaren River claims (63.1735° N, 146.8295° W) are situated south of Delta Junction along the Denali Highway corridor. Collectively, these properties are located within historically productive mineral districts known for structurally controlled gold and antimony mineralization. Following is a location map related to these properties.

Ownership and Mineral Rights

The Company holds its Alaska properties through a combination of state and federal lode mining claims, federal placer mining claims, and patented federal lode mining claims located in the Fairbanks District and other interior Alaska regions. During 2025, the Company significantly expanded its Fairbanks District position through a series of strategic acquisition agreements, each subject to a purchase option with net smelter royalty obligations on production, with certain agreements also providing for royalty buyback rights.

In January 2025, the Company executed an agreement to acquire 120 mining claims in the Fairbanks District for aggregate consideration of $3.0 million payable in installments through July 2030. The agreement includes net smelter royalty obligations on production from the claims and certain surrounding areas, partial royalty buyback provisions, and a commitment to expend approximately $2.25 million on exploration and development activities over five years beginning January 2025.

In March 2025, the Company executed an agreement covering 25 mining claims and mineral leases in the Fairbanks District and Maclaren area for aggregate consideration of approximately $425,000 payable through March 2029. This agreement includes a net smelter royalty subject to partial buyback rights and a commitment to expend approximately $250,000 on exploration and development activities over approximately forty-one months.

Effective June 1, 2025, the Company entered into an agreement to acquire various patented federal lode mining claims in the Fairbanks District for aggregate consideration of approximately $2.0 million payable through June 2029. This agreement provides for net smelter royalty payments on production and includes a commitment to expend approximately $700,000 on exploration and development activities over approximately thirty-nine months.

In September 2025, the Company executed an additional agreement to acquire mining claims in the Fairbanks District for aggregate consideration of approximately $500,000 payable through September 2029. This agreement includes a net smelter royalty with partial buyback rights and a commitment to expend approximately $250,000 on exploration activities over approximately thirty-six months beginning September 2026.

The Company currently holds the rights and privileges associated with the acquired mining claims and patented lode claims, subject to the terms of the respective acquisition agreements. To maintain and ultimately obtain full ownership of the claims under installment-based agreements, the Company must make scheduled payments, satisfy applicable royalty obligations, and meet required exploration expenditure commitments. Failure to satisfy these conditions could result in termination of the applicable agreement. All payments related to these mining claims and leases that became due on or before December 31, 2025 were made by the Company pursuant to the terms of the underlying agreements.

All of the above agreements may be terminated by the Company without cause upon notice in accordance with their respective terms.

Infrastructure and Accessibility

The Fairbanks-area claims are accessible by publicly maintained roads extending from Fairbanks. The Stibnite Creek claim group is located near the Alaska Highway and Tok Cutoff, and the Maclaren River claims are accessible via the Denali Highway corridor south of Delta Junction. The Mohawk property is located approximately 0.8 miles northeast of the junction of St. Patrick and Henderson Roads in Ester, Alaska and consists of patented mining claims held in fee simple. The properties benefit from proximity to established highway infrastructure, including the Alaska Highway, Richardson Highway, or Denali Highway. The approximate transport distance from Alaska’s processing facility in Fairbanks to the Company’s processing facilities in Thompson Falls, Montana is approximately 45 hours of transit time.

History of Operations

Certain of the Company’s Alaska properties, including the Mohawk property in the Ester Dome area, were historically developed for lode gold production during the early- to mid-20th century. Historical mining in the Fairbanks Mining District included both placer and underground hard-rock operations conducted by various operators. Antimony mineralization was historically associated with gold-bearing vein systems but was not economically attractive for production from prior operations. Following cessation of historical mining activities, the properties remained largely inactive prior to the Company’s recent exploration efforts.

Geology and Mineralization

The Alaska properties are prospective for structurally controlled antimony mineralization commonly associated with gold-bearing vein systems, as well as copper and tungsten in certain areas. The properties are located within historically productive mineral districts where high-grade antimony has been documented in association with gold mineralization. Based on the structurally controlled vein-hosted mineralization and historical underground production in the district, any future development would likely involve selective hard-rock mining methods; however, no mining method has been selected, and further technical evaluation is required.

Mining and Processing Operations

All of the Alaska properties are in the exploration stage and consist primarily of lode mining claims. Following receipt of applicable permits in 2025, the Company conducted initial field activities consisting of geological mapping, soil geochemical sampling, mechanized trenching, and evaluation of historical workings. These activities were undertaken for evaluation purposes only and did not constitute commercial mining or production. Exploration activities were suspended in October 2025 due to winter weather conditions and are expected to resume when conditions permit, which will likely be in May or June 2026. No mineral extraction, milling, or commercial production occurred during the 2025 fiscal year.

No mineral resources or mineral reserves have been established for any of the Alaska properties in accordance with Regulation S-K Item 1300, and no Technical Report Summary has been completed for these properties.

Permitting, Environmental and Encumbrances

During 2025, the Company submitted permit applications to various state and federal agencies for exploration activities in the Ester Dome and Stibnite Creek areas, including the Alaska Department of Fish and Game Habitat Division, the Alaska Department of

Environmental Conservation Water Division, the Alaska Department of Natural Resources (“Alaska DNR”) Mining Division, and the U.S. Army Corps of Engineers. On September 5, 2025, the Company received approval from the Alaska DNR to conduct permitted exploration activities at the Mohawk property and the RMA and Oliver claims near Ester Dome. Exploration work was conducted within the scope of issued permits and focused on previously disturbed areas. Reclamation of disturbed areas commenced following completion of fieldwork, with only minor reclamation obligations, mainly seeding of the affected areas, expected to be completed when weather conditions permit.

There are no known environmental liabilities or material encumbrances affecting the properties other than the royalty obligations previously described which would reduce net proceeds from any future production. Certain agreements provide partial royalty buyback rights.

Ontario, Canada Mining Properties

Property Description and Location

The Company’s Canadian portfolio of mining properties consists of two strategic assets situated within the Sudbury Mining District of Ontario, a globally recognized hub for base and precious metal production. In June 2025, the Company acquired property located in the Sudbury District of Ontario, Canada, which was comprised of 50 single-cell mining claims (the “Fostung Properties) covering approximately 1,177 hectares (approximately 2,908 acres). The Fostung Properties are located approximately 70 kilometers west-southwest of Sudbury near the town of Espanola at approximately 46.2301° N latitude and 81.6513° W longitude. The Company also holds rights under an option agreement covering 97 mining claims and three mining leases located ten miles northwest of the Sudbury Basin (the “Iron Mask Properties”). The Iron Mask Properties, which cover approximately 1,696 hectares (approximately 4,200 acres), are located within approximately ten miles of the north rim of the Sudbury Basin at approximately 46.6000° N latitude and 81.1833° W longitude. These two properties are situated within a historically active mining district known for base and precious metal production. Following is a location map related to these properties.

Ownership and Mineral Rights

In June 2025, the Company acquired a 100% ownership interest in the Fostung Properties for cash consideration of $5.0 million. The Fostung Properties were originally subject to an aggregate 1.5% net smelter return (“NSR”) royalty, consisting of a 0.25% NSR payable to each of the two sellers plus a 1.0% NSR to a prior owner. In January 2026, the Company paid approximately $108,000 to buy back the 1.0% NSR related to the prior owner.

The Company’s acquisition of the Iron Mask Properties claims and leases is structured through a series of staged payments totaling $275,000, due in installments through August 2028. These properties are subject to a NSR royalty on future production, which includes a minimum royalty provision commencing on the fifth anniversary of the agreement and a partial buyback option. Additionally, the Company is committed to $250,000 in aggregate exploration and development expenditures over a four-year period. While the Company must satisfy the scheduled payment and exploration expenditure commitments to maintain its interest and achieve full ownership, the agreement may be terminated by us without cause upon 30 days’ notice. All payments related to the Iron Mask Properties that were due on or before December 31, 2025 were made by the Company pursuant to the terms of the underlying agreement.

Infrastructure and Accessibility

The Fostung Properties and the Iron Mask Properties both benefit from proximity to established infrastructure within the Sudbury mining district. The Fostung Properties are located near the town of Espanola and are accessible by regional roads. The Iron Mask Properties are accessible via a provincial highway and logging roads, and the Canadian Pacific Railway mainline is located within a few miles of portions of the claim boundary.

The properties are located within a region that hosts active mining operations, processing facilities, and related infrastructure, including open-pit and underground mines, flotation mills, smelters, and refineries that have operated in the district for decades.

History of Operations

The Sudbury Basin is one of Canada’s longest-operating and most productive mining districts, with mining activity dating to the late 1880s. Numerous operators have historically conducted exploration and mining in the region for nickel, copper, cobalt, and associated metals.

The Fostung Properties have been the subject of prior exploration programs, including drilling and technical evaluations conducted by previous owners. The Iron Mask Properties have likewise been subject to historical prospecting and exploration activities targeting cobalt, nickel, copper, and bismuth mineralization. No commercial mining operations have yet to be conducted by the Company on these properties.

Geology and Mineralization

The Fostung Properties deposit occurs within the Espanola Formation, part of the Huronian Supergroup meta-sedimentary sequence along the north shore of Lake Huron. Mineralization consists primarily of tungsten hosted within stratiform geological units. On March 3, 2026, the Company announced the completion of an initial resource engineering study regarding these mining claims to determine the property’s initial mineral resources; however, the report has not yet been filed with the SEC.

The Iron Mask Properties are prospective for cobalt, nickel, copper, and bismuth mineralization, with minor silver and gold values reported historically. These commodities occur within geological settings associated with the Sudbury Basin and surrounding formations. No mineral resources or mineral reserves have been established for the Basin Properties in accordance with SEC Regulation S-K Item 1300.

Mining and Processing Operations

During 2025, activities at the Iron Mask Properties were limited to geological mapping and surface sampling. At the Fostung Properties, the Company obtained authorization for mechanical stripping and conducted limited surface evaluation work with minimal disturbance. No mineral extraction, processing, or commercial production have yet to occur at either Ontario property during 2025.

Based on the SEC definition in Regulation S-K Item 1300, both Ontario properties are considered exploration stage properties.

Permitting, Environmental and Encumbrances

The Company has not sought or received approval to conduct commercial mining operations at either of the Ontario properties. Exploration activities conducted to-date have been authorized under applicable provincial permits.

The Fostung Properties were originally subject to an aggregate 1.5% net smelter return (“NSR”) royalty, consisting of a 0.25% NSR payable to each of the two sellers plus a 1.0% NSR to a prior owner. In January 2026, the Company paid approximately $108,000 to buy back the 1.0% NSR related to the prior owner.

The Company has no known environmental liabilities or remediation obligations associated with the properties. The Company has not commenced development or mining operations and has not selected a mining method. Any future exploration or development activities would be subject to completion of technical and economic studies, environmental review, permitting, regulatory approvals, and community engagement in accordance with applicable provincial and federal requirements.

In 2025, the company staked mining claims in the Dubreuilville area of Ontario, following up on high grade silver values obtained in an Ontario Government helicopter-borne pre-Ambrosia lake sediment sampling program. The company intends to conduct soil sampling programs in the areas up-ice of the lakes and ponds with the high-grade silver values. The Company has also staked additional mining claims near the Iron Mask Properties. The total acreage for these two areas where the Company has staked mining claims is approximately 33,900 acres.

Los Juarez Antimony Mine – Querétaro, Mexico

Property Description and Location

The Los Juarez Property is located in the State of Querétaro, Mexico, approximately 40 kilometers (24.9 miles) by road from the town of Vizarrón de Montes and approximately 4 kilometers from the ejido of Los Juarez. The approximate center of the property is located at 20.8721° North latitude and 99.6704° West longitude. The property comprises mining concessions totaling approximately 629 acres (254 hectares). Access is provided primarily by paved highway, with the final approximately 4 kilometers reached via a dirt road constructed by the Company. The property is situated in a mountainous region of central Mexico. Following is a location map related to the Los Juarez property.

Ownership and Mineral Rights

The Los Juarez Property consists of the San Miguel I and II mining claims, comprising approximately 100 acres (40 hectares) which the Company acquired in 2018 and the San Juan III mining concession, comprising approximately 529 acres (214 hectares), which is held under a lease agreement requiring a monthly payment of $1,000 and providing for a 10% NSR based on production from the property. Collectively, these claims and concessions total approximately 629 acres (254 hectares), and the associated mineral rights are governed by Mexican federal mining law and subject to applicable concession obligations and regulatory requirements.

Infrastructure and Accessibility

The Los Juarez property is situated within the mineralized highlands of the Sierra Madre Oriental, approximately 40 kilometers by road from Vizarrón de Montes, a regional center with established quarrying activity and supporting industrial infrastructure. Access is provided primarily by paved highways, with the final approximately four kilometers reached via a Company-constructed and maintained dirt road suitable for heavy equipment and haulage trucks. The property’s location supports over-the-road transportation of mineralized material to the Company’s Puerto Blanco flotation mill for concentration into antimony-bearing products.

Existing on-site infrastructure is limited and primarily supports exploration and limited mining activities. Improvements include a functional explosives magazine, a small staff support structure, and a generator/welder unit. The Company also maintains mobile equipment at the site to support exploration and bulk sampling activities. No permanent processing plant or large-scale production infrastructure is currently installed on the property.

History of Operations

In 2019, the Company commenced limited open pit mining operations at Los Juarez and extracted approximately 2,000 pounds of material for metallurgical testing and processing evaluation at its Puerto Blanco flotation mill. The purpose of the program was to evaluate recoverability and processing characteristics. Mineral extraction activities were suspended in 2020 to prioritize comprehensive geological modeling and to reconcile grade variability identified during the initial bulk sampling phase. While there have been no mining or commercial production activities at the property since 2020, the Company continues to evaluate geological data and assess development alternatives, potentially with other suitable companies active in mining operations in Mexico.

Geology and Mineralization

The Los Juarez Property is considered prospective for antimony, gold and silver mineralization. The Company has conducted geological mapping, sampling, and evaluation programs on the property, including bulk sampling associated with the 2019 test mining program. Although the property has demonstrated antimony-bearing material, the Company has not established mineral resources or mineral reserves for the Los Juarez Property in accordance with Regulation S-K Subpart 1300 and no Technical Report Summary has been prepared for the property.

Mining and Processing Operations

The Los Juarez property is currently inactive. No mining operations, mineral extraction, or commercial production occurred during 2024 or 2025. Any decision to resume mining or advance the property would be subject to completion of further geological evaluation, engineering studies, economic analysis, and receipt of required permits and regulatory approvals under Mexican law. Ore extracted during the 2019 program was processed at the Company’s Puerto Blanco flotation facility; however, no ongoing processing operations are currently on going.

Permitting, Environmental and Encumbrances

Mining concessions in Mexico are subject to federal regulation, including environmental permitting requirements and compliance with applicable safety, explosives, and land-use regulations. The San Juan III concession is subject to a 10% NSR. The Company is also required to maintain concession rights in good standing under Mexican mining law, including payment of applicable mining duties and compliance with regulatory requirements. Future development or production would require updated permits, environmental review, and regulatory approvals from appropriate Mexican authorities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

The principal markets for our common stock are the NYSE and NYSE Texas stock exchanges where it is traded under the symbol UAMY.

Holders of Record

The approximate number of shareholders of record of our common stock at December 31, 2025 is 1,800. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in street name or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have not declared or paid any cash dividends to our common stockholders during the last five years and do not anticipate paying cash dividends on our common stock in the foreseeable future. Instead, we expect to retain earnings for the operation, improvement, and continued expansion of our business.

Sales of Unregistered Equity Securities

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2025 is described in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2025, 55,059 newly issued common shares with a cost of $124,678 were retained by the Company as treasury stock to pay for the aggregate exercise price of stock options exercised and 94,580 of newly issued common shares with a cost of $449,475 were retained by the Company as treasury stock to satisfy the mandatory payroll tax obligations resulting from the vesting of restricted stock units.

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

Overview

United States Antimony Corporation began operations in Montana in January 1970 with an initial strategy centered around antimony mining and processing in Montana. Antimony mining ceased in the U.S. in the 1980’s, including our antimony mining operations in Montana, due to a significant increase of less expensive antimony ore being imported into the United States from foreign countries. However, the Company continued to process ore sourced from certain foreign suppliers into antimony oxide, metal, and trisulfide and into precious metals, primarily gold and silver, at its facility in Montana. In 2025, the Company purchased the surface rights to one of its mining claims in Montana and mined 840 tons of antimony ore. While still procuring antimony ore from suppliers, the Company’s operation in Montana is once again vertically integrated with the mining of its own ore.

In the early 2000’s, the Company expanded its footprint with antimony and precious metals operations located in Mexico and zeolite operations located in Idaho. Our zeolite operations are vertically integrated from mining to selling zeolite, which is the Company’s goal for its businesses.

Management has made significant changes to the Company and its operations over the past couple years to vertically integrate and expand overall operations in new areas and to grow sales.

Operations

Beginning in 2024 and continuing in 2025, the Company began acquiring mining claims and leases located in Alaska, Montana, and Ontario, Canada. The Company has also entered into an agreement to acquire exploration rights for mining properties located in the southeastern United States. We invested in these mining properties to further our strategy of vertical integration and to lower our ore cost compared to third-party antimony ore purchases. No active, revenue-producing operations were conducted in 2025 from the Company’s mining claims and leases located in Los Juarez, Mexico (our ADM subsidiary), Ontario, Canada, Alaska, and Thompson Falls, Montana. Also, no mineral reserves or resources have been established yet for these mining claims. However, the Company performed exploration activities and limited surface mining at several locations.

In September 2025, the Company obtained government permits to begin exploration of its mining claims in Alaska that it purchased in 2025 and commenced limited surface mining at two of these sites before the mining season ended due to weather constraints.

In October 2025, the Company produced approximately 840 tons of antimony-bearing material during a mechanized bulk sampling program at its Montana Stibnite Hill mining claim it purchased in 2025. While Stibnite Hill represents a potential long-term source of feedstock for the Company’s smelting operations, mining remains seasonal due to weather and ceased in November 2025. Mining is expected to resume in the spring of 2026. Future development remains subject to ongoing assay results, further permitting, and prevailing market conditions.

In June 2025, the Company paid $5.0 million to acquire property located in the Sudbury District of Ontario, Canada, which included 50 single-cell tungsten mining claims (the Fostung Properties). We have completed fieldwork but have not yet extracted any minerals from the Fostung Properties. On March 3, 2026, the Company announced the completion of an initial resource engineering study regarding these mining claims to determine the property’s initial mineral resources; however, the report has not yet been filed with the SEC.

In October 2025, the Company completed the purchase of additional property in Fairbanks, Alaska that will be used for field operating activities, including ore separation and storage, as well as an office for its staff. In addition, the Company addressed logistical constraints related to its workforce by purchasing an existing housing development in Thompson Falls, Montana. This investment provides a dedicated housing solution to attract and retain the skilled labor to support increased staffing levels for our growing operations and smelting expansion.

In November 2025, the Company entered into an agreement to acquire exploration rights for mining properties located in the southeastern United States. There were no mining activities on this property in 2025.

In January 2026, the Company completed the acquisition of a fully operational flotation and concentration facility in Radersburg, Montana for total cash consideration of $4.8 million. The Radersburg property is expected to enhance midstream processing capacity and further vertically integrate the Company’s domestic antimony supply chain. Management has budgeted approximately $2.0 million in capital expenditures to modernize equipment and add a new laboratory with the goal of optimizing operational efficiencies and mineral recovery rates.

In February 2026, the Company entered into a joint venture agreement with Americas Gold and Silver Corporation (“Americas”) to construct and operate a new, state-of-the-art hydrometallurgical processing facility. The joint venture will be owned 51% by Americas and 49% by the Company, with the Company serving as managing member.

Sales

In September 2025, the Company secured a five-year, sole-source Indefinite Delivery, Indefinite Quantity (IDIQ) contract with the U.S. Defense Logistics Agency (DLA) Strategic Materials, which is responsible for managing the National Defense Stockpile (NDS). The contract, with a maximum value of $248 million, is for the sale of antimony metal ingots (99.65% purity) through September 2030. Pricing is determined at the time each delivery order is placed. The Company received delivery orders under this contract in September 2025 and January 2026 totaling approximately $12 million. No revenue was recognized under this contract in fiscal 2025.

In November 2025, the Company executed a five-year sales agreement with a new industrial customer for the sale of antimony trioxide. The agreement specifies a monthly delivery schedule through December 2026. Thereafter, delivery volumes, pricing (subject to semiannual market-based adjustments), and delivery schedules are subject to mutual written agreement every six months.

In 2026, the Company began expanding its commercial presence in the animal nutrition industry through a third party with extensive relationships in that sector, where zeolite products are used as feed amendments. Through this relationship, the Company has received introductions to several animal nutrition customers and has begun supplying zeolite products to select customers introduced through this relationship. The Company is in the process of formalizing a definitive agreement with this third party to support further development of these relationships.

We review our strategic initiatives to ensure an adequate return on our investments. We also review the performance of our reportable segments and the performance of our Company with a focus on generating positive cash flow. A cornerstone of our strategy is the well-being of our employees as they are our most valuable asset. Our mission is to serve our employees, customers, and vendors with excellence while growing the business profitably through both organic growth and strategic acquisitions and partnerships to increase shareholder value. Beginning in 2024 and continuing into 2025, we have strengthened our organization through the addition of key personnel in the areas of customer service, sales, operations, finance, and plant management, as well as the appointment of new board members and the formation of new business partnerships. The Company also continues to expand its mining claim portfolio. These strategic additions enhance our operational capabilities and position the Company to advance its mission of disciplined execution, attentive service, and profitable growth in the critical minerals space.

Following is selected consolidated financial information:

Consolidated statement of operations information
	Years Ended December 31,
	2025	2024
Revenues	$39,257,708	$14,937,962
Costs of revenues	29,384,196	11,471,044
Gross profit	9,873,512	3,466,918
Total operating expenses	18,332,377	5,857,730
Loss from operations	(8,458,865)	(2,390,812)
Total other income	4,119,339	660,408
Income tax expense	—	—
Net loss	$(4,339,526)	$(1,730,404)

Consolidated balance sheet information
	As of December 31,
	2025	2024
Working capital	$44,564,846	$16,672,180
Total assets	153,925,669	34,642,602
Accumulated deficit	(45,488,549)	(41,149,023)
Total stockholders’ equity	140,955,189	28,600,673

Revenues

Revenues increased by $24.3 million, or 163%, in fiscal year 2025 compared to fiscal year 2024 primarily due to:

●	Antimony revenue:
o	230% increase in average sales price per pound.
●	Zeolite revenue:
o	8% increase in tons sold, and
o	6% increase in average sales price per ton.

The increase in antimony revenue was primarily driven by continued elevated market demand and reduced supply, which resulted in higher realized pricing during 2025. The average sales price per pound increased approximately 230% compared to the prior year. The increase in zeolite revenues was primarily attributable to higher sales volume, driven by strengthened customer relationships, improved supply reliability, and expanded market reach, along with an improvement in realized pricing.

Gross Profit

Gross profit was $9.9 million in fiscal year 2025 compared to $3.5 million in fiscal year 2024. The 185% increase between the years was primarily due to the following:

●	Higher realized pricing on antimony sales driven by sustained market demand that significantly increased margins per pound sold,
●	Favorable ore input costs on antimony inventory purchased in the first half of 2025 which improved spreads but were partially offset by suppliers charging a higher percentage of prevailing market prices later in the year, and
●	Zeolite segment margin expansion resulted from increased sales volumes and improved average selling prices, coupled with lower operating and maintenance costs following substantial nonrecurring repair work performed at the BRZ facility during the first three quarters of 2024.

Operating Expenses

Operating expense increased by $12.5 million in fiscal year 2025 compared to fiscal year 2024 primarily due to:

●	Higher non-cash share-based compensation resulting from additional equity awards granted in 2025 following shareholder approval of the Amended and Restated 2023 Equity Incentive Plan, which expanded the shares available under the plan to better align management and shareholder interests and support executive recruitment and retention,
●	Increased salaries and employee benefits associated with continued build out of the Company’s management and operational infrastructure to support expanded operations and future growth initiatives, and
●	Higher professional fees related to strategic activities, including potential acquisitions, government funding efforts, mining claim activities, and expanded commercial development.

Net Loss

The Company incurred a net loss of $4.3 million for the year ended December 31, 2025 compared to a net loss of $1.7 million in 2024. Included in the 2025 net loss was $6.7 million of net non-cash items, which consisted primarily of $7.1 million of non-cash share-based compensation expense, $1.3 million of an IVA refund reserve, and $1.2 million of depreciation and amortization expense, partly offset by $3.3 million of an unrealized gain on an investment in equity securities. Included in the 2024 net loss was $1.9 million of net non-cash items, which consisted primarily of $0.6 million of non-cash share-based compensation expense and $1.1 million of depreciation and amortization expense.

Working Capital

Working capital increased by $27.9 million to $44.6 million at December 31, 2025, compared to $16.7 million at December 31, 2024. This increase was driven by a $34.1 million rise in total current assets, primarily consisting of higher cash and cash equivalents, short-term investment securities, accounts receivable, inventories, and short-term note receivable. The $19.4 million increase in cash, investments, and the note receivable on a combined basis primarily reflects the partial use of proceeds received from common stock issuances and warrant exercises during 2025. Accounts receivable increased $3.1 million due to higher antimony sales levels and pricing, while inventories increased $11.3 million net as the Company held higher volumes of antimony on hand at a higher cost per pound. These increases were partially offset by a $6.2 million rise in current liabilities, mainly attributable to higher accounts payable and accrued liabilities. Accounts payable increased $5.4 million due to greater antimony purchases and suppliers charging a higher percentage of prevailing market prices, and accrued liabilities rose $1.4 million primarily from an increase in accrued compensation. Inventory balances by segment as of the date indicated was as follows:

	As of December 31,
	2025	2024	2023
Antimony inventory	$12,016,138	$744,550	$881,063
Zeolite inventory	505,871	501,174	505,046
Total inventories	$12,522,009	$1,245,724	$1,386,109

Comparison of Financial Information for the years ended December 31, 2025 and 2024

Antimony

Financial and operational antimony metrics were as follows:

	Years ended December 31,
Antimony	2025	2024	$ Change	% Change
Revenue	$35,380,271	$11,102,573	$24,277,698	219%
Gross profit	9,725,746	3,584,349	6,141,397	171%
Pounds of antimony sold	1,408,513	1,459,557	(51,044)	(3)%
Average sales price per pound	25.12	7.61	17.51	230%
Average cost per pound	18.21	5.15	13.06	254%
Average gross profit per pound	6.91	2.46	4.45	181%
(a)

Revenue from sales of gold and silver totaled $519,902 and $525,087, respectively, and revenue from sales of antimony ore and concentrates totaled $nil and $368,627, respectively, for the years ended December 31, 2025 and 2024, which were excluded from Revenue and Gross Profit in the chart above but included in the antimony segment. Pounds of antimony sold in the chart above excludes the pounds sold related to gold, silver, and ore and concentrates for both years presented.

Antimony revenue increased $24.3 million, or 219%, to $35.4 million in 2025 compared to $11.1 million in the prior year. The increase was primarily driven by sustained market demand and reduced supply, which resulted in a 230% increase in the average sales price per pound. Antimony market prices reached peak levels during the year but moderated during the second half of 2025. The favorable pricing impact was partially offset by a 3% decline in sales volume, which was primarily attributable to temporary workforce constraints that have since been resolved coupled with the refurbishing of furnaces at our Thompson Falls smelter.

Gross profit increased $6.1 million, or 171%, to $9.7 million in 2025 compared to $3.6 million in 2024. The increase was primarily attributable to higher average sales prices per pound driven by sustained demand, together with favorable ore input costs on purchases made during the first half of 2025. These margin improvements were partially offset by suppliers charging a higher percentage of prevailing market prices later in the year, as well as a year-end antimony net realizable value charge and higher IVA tax receivable reserves related to our Mexico operations.

Zeolite

Financial and operational metrics of our zeolite segment were as follows:

	Years ended December 31,
Zeolite	2025	2024	$ Change	% Change
Revenue	$3,357,535	$2,941,675	$415,860	14%
Gross profit (loss)	$205,745	$(642,635)	$848,380	132%
Tons of zeolite sold	11,957	11,095	862	8%
Average sales price per ton	$281	$265	$16	6%
Average cost per ton	$264	$323	$(59)	(18)%
Average gross profit (loss) per ton	$17	$(58)	$75	129%

Zeolite revenue increased $0.4 million, or 14%, to $3.4 million in 2025 compared to $2.9 million in 2024. Revenue growth was the result of an 8% increase in sales volume, driven by strengthened customer relationships, improved supply reliability, and broader customer reach coupled with a 6% improvement in the average sales price per ton.

Gross profit was $0.2 million in 2025 compared to a gross loss of ($0.6 million) in 2024. This improvement in gross profit was largely due to both sales volume growth and higher average sales prices, coupled with a decrease in maintenance and related costs. Our BRZ facility incurred significant repair and related costs during the first three quarters of 2024 to address deferred maintenance on older equipment and stabilize operational performance.

Liquidity and Capital Resources

Our mission is to serve our employees, customers, and vendors with excellence while growing the business profitably through both organic growth and strategic acquisitions and partnerships to increase shareholder value. The Company is focused on generating positive cash flow to fund its mission.

One method of generating cash is through the sale or issuance of common stock, warrants, debt, and other investment vehicles, which the Company has been successful at executing in the past. During 2025, the Company generated $36.7 million of net proceeds from the sale of common stock in “at the market offerings,” $67.6 million of net proceeds from three direct common stock offerings with certain institutional investors, and $5.7 million of proceeds from the exercise of pre-existing common stock warrants. Total proceeds received by the Company from these capital raising activities in 2025 were $110 million. However, our ability to access capital or raise funds when needed is not assured and, if capital is not available when, and in the amounts and terms needed, or if capital is not available at all, the Company could be required to significantly curtail its operations, modify existing strategic plans, and/or dispose of certain operations or assets, which could materially harm our business, prospects, financial condition, and operating results.

In 2025, the Company secured a $19.0 million margin credit line with a national bank, which bears interest at one percent above the base commercial rate. Borrowings under the facility are secured by the Company’s investment securities held to maturity, specifically its U.S. Treasury Strips, which are pledged as collateral. Availability under the margin credit line is subject to customary margin requirements based on the value of the pledged securities. As of December 31, 2025, the Company had no outstanding borrowings under the facility.

On March 5, 2026, the Company announced that it had been awarded $27.0 million by the U.S. Department of War under Title III of the Defense Production Act to fund the expansion and modernization of the Company’s domestic antimony production capabilities. Funds will be awarded to the Company as established project milestones are met.

The Company could also receive additional funds from the U.S. Government for initiatives related to facility expansion and mining exploration and development. However, there is no assurance that further U.S. Government funding will be accessible to the Company.

In addition, the Company continues to review each segment’s operational and financial results for opportunities to improve cash flow and to make informed decisions that benefit the Company overall.

As of December 31, 2025, the Company had cash and cash equivalents of $30.5 million. We believe that our cash and cash equivalents should be sufficient to fund our operations and meet our working capital, capital expenditure, and contractual obligations for the next 12 months.

Material Cash Requirements

We intend to continue to invest in our employees, customers, infrastructure, and operations with the goals of increasing production, decreasing costs, and growing revenue profitably. Also, we intend to fund our cash requirements in 2026 with our cash and cash equivalents. We may also use our available cash to acquire businesses or additional properties. The nature of these investments and transactions, however, makes it difficult to predict the amount and timing of such future cash requirements.

Cash flow information was as follows:

	Years Ended December 31,
Cash Flow Information	2025	2024
Net cash (used in) provided by operating activities	$(9,690,993)	$2,220,303
Net cash used in investing activities	(87,402,914)	(42,073)
Net cash provided by financing activities	109,480,085	4,138,033
	$12,386,178	$6,316,263

Net cash used in operating activities was $9.7 million in 2025, compared to net cash provided by operating activities of $2.2 million in 2024. The use of operating cash in 2025 was primarily driven by increased working capital requirements. Inventories increased by $12.2 million, reflecting substantially higher levels of antimony inventory on hand. Of this increase, approximately $0.9 million related to a non-cash net realizable value (“NRV”) adjustment, which is reflected separately within non-cash reconciling items in operating activities. Processing on $4 million of the antimony inventory at December 31, 2025 started in the first quarter of 2026 due to timing of receipt. Accounts receivable increased by $3.1 million, primarily due to higher sales pricing. These uses of cash were partially offset by a $5.4 million increase in accounts payable, which included higher antimony purchases and suppliers charging a greater percentage of prevailing market prices, and a $1.4 million increase in accrued liabilities due to an increase in accrued compensation.

Net cash used in investing activities was $87.4 million in 2025 as compared to net cash used in investing activities of $42 thousand in 2024. Investing activities in 2025 consisted of $19.9 million for purchases of U.S. Treasury Strips, $37.2 million for purchases of an investment in equity securities, $27.8 million in capital expenditures, and the issuance of a $2.5 million note receivable. Our capital expenditures included $5.0 million for the purchase of the Fostung Properties, approximately $17.1 million of construction in progress expenditures primarily associated with the expansion of our existing smelting operations located in Thompson Falls, Montana that will largely be reimbursed with proceeds from the approved $27.0 million award from the U.S. Department of War, and $5.7 million of other additions, which included equipment purchases for BRZ, the purchase of residential properties in Thompson Falls, Montana, and the acquisition of residential and storage facilities in Fairbanks, Alaska.

Net cash provided by financing activities was $109.5 million in 2025 as compared to $4.1 million of net cash provided by financing activities in 2024. Significant financing activities in 2025 included $36.7 million of net proceeds received from the sale of common stock in “at the market offerings”, $67.6 million of net proceeds received from three direct common stock offerings with certain institutional investors, and $5.7 million of proceeds received from the exercise of pre-existing common stock warrants. Total proceeds received by the Company for these capital raising activities in 2025 were $110 million.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements.

Critical Accounting Estimates

In connection with the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”), we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, sales, expenses and the related disclosures. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Management believes the accounting estimates discussed below are the most critical because they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Impairment of Long-lived Assets

The Company reviews and evaluates the net carrying value of its long-lived assets for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. A test for recoverability is performed based on the estimated undiscounted future cash flows that will be generated from operations at each property and the estimated salvage value of the assets. There are many assumptions underlying future cash flows that are subject to significant risks and uncertainties, which include the estimated value of the assets. Estimates of undiscounted future cash flows and salvage values are dependent upon, among other factors, estimates of: (i) product and metals to be recovered from identified mineralization and other resources, (ii) future production and capital costs, (iii) estimated selling prices over the estimated remaining life of the asset and (iv) market values of assets. The Company reviews its business and operations for indications of impairment and, when indications are present, performs an impairment test. The Company will involve a third-party expert if needed. However, it is possible that changes could occur in the near term that could adversely affect estimates of salvage values and future cash flows to be generated from operating assets resulting in an impairment loss.

Asset Retirement Obligations

The asset retirement obligations included in our Consolidated Balance Sheet are based on estimates of future costs to reclaim properties and retire fixed assets as required by permits, government regulations, and lease or other contractual requirements upon cessation of our operations. Determination of any amounts included in the fair value of asset retirement obligations can change periodically as the calculation of the fair value of asset retirement obligations is based upon numerous estimates and assumptions, including, among others, future retirement costs, future inflation rate, and the Company’s credit-adjusted risk-free interest rate. Also, there are uncertainties associated with the nature, timing, and extent of costs associated with asset retirement obligations, including, among others, the extent of environmental contamination, revisions to laws and regulations by regulatory authorities, and changes in remediation technology. As a result, the ultimate cost as well as the timing of the retirement obligation could change in the future. The Company continually reviews its asset retirement obligations for indications that estimated costs or timing have changed and, when indications are present, recalculates its asset retirement obligation. When calculating an additional asset retirement obligation liability resulting from upward revisions in estimated retirement costs, management compares the revised undiscounted cash flows to the most recent inflation-adjusted undiscounted cash flow estimate underlying the existing asset retirement obligation. Only the incremental increase is recognized as a new asset retirement obligation layer and measured at fair value using an expected present value technique, reflecting updated assumptions regarding future cash flows, inflation, and discount rate. The estimation of asset retirement obligations requires significant judgment and involves numerous complex technical assumptions, including, among others, the timing, method, scope, and cost of retirement activities, as well as applicable regulatory and environmental requirements. As appropriate, the Company may engage qualified third-party specialists to assist in the evaluation and remeasurement of its asset retirement obligations. Actual costs incurred to reclaim and retire property and fixed assets upon cessation of operations may differ materially from estimated amounts due to, among other reasons, changes in laws and regulations, site conditions, inflation, labor and material costs, or remediation techniques.

Share-based Compensation

The Company records compensation costs related to stock-based awards in accordance with U.S. GAAP, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Where necessary, the Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including, among others: the expected option life, the risk-free rate, the dividend yield, the volatility of the Company’s stock price and an assumption for employee forfeitures. The risk-free rate is based on the U.S. Treasury bill rate at the date of the grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock-based compensation recognized.

In addition, the Company’s stock plan includes awards that vest based on performance criteria. Stock-based compensation expense for these awards is estimated quarterly, including adjustments to previous recognized expense, based on anticipated achievement of performance criteria. The quarterly estimated vesting percentage reflects management’s assessment of progress in accomplishing defined objectives. Upon vesting, current period expense is adjusted based on the actual achievement of performance criteria. Given the subjective nature of these assumptions and estimates, changes in market conditions, employee behavior, or our stock price, among others, could result in materially different stock-based compensation expense in future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of United States Antimony Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United States Antimony Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s independent auditor since 1998.

Assure CPA, LLC

Spokane, Washington

March 19, 2026

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,494,320	$18,172,120
Investment in debt securities held to maturity	4,577,706	—
Accounts receivable, net	4,213,305	1,099,771
Inventories	12,522,009	1,245,724
Prepaid expenses and other current assets	434,842	160,954
Note receivable	2,500,000	—
Total current assets	54,742,182	20,678,569
Property, plant and equipment, net	42,374,839	12,891,447
Operating lease right-of-use assets	48,106	565,289
Investment in debt securities held to maturity - noncurrent	15,773,251	—
Investment in equity securities	40,494,328	—
Restricted cash for reclamation bonds	162,756	98,778
IVA receivable and other assets, net	330,207	408,519
Total assets	$153,925,669	$34,642,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,924,518	$1,545,708
Accrued liabilities	2,937,842	1,560,580
Accrued liabilities - directors	143,931	141,287
Current portion of operating lease liabilities	34,103	626,562
Current portion of long-term debt	136,942	132,252
Total current liabilities	10,177,336	4,006,389
Operating lease liabilities, net of current portion	14,003	129,007
Long-term debt, net of current portion	58,483	195,425
Asset retirement obligations	2,720,658	1,711,108
Total liabilities	12,970,480	6,041,929
COMMITMENTS AND CONTINGENCIES (Note 4,7,13)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 50,000,000 shares authorized:
Series A - no shares issued and outstanding	—	—
Series B - 750,000 shares issued and outstanding (liquidation preference $982,500 and $975,000, respectively)	7,500	7,500
Series C - 177,904 shares issued and outstanding (liquidation preference $97,847 both periods)	1,779	1,779
Series D - no shares issued and outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 140,042,270 and 112,951,317 shares issued and outstanding, respectively	1,400,423	1,129,512
Treasury stock (149,639 and no shares of common stock at cost, respectively)	(574,153)	—
Additional paid-in capital	185,608,189	68,610,905
Accumulated deficit	(45,488,549)	(41,149,023)
Total stockholders’ equity	140,955,189	28,600,673
Total liabilities and stockholders’ equity	$153,925,669	$34,642,602

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2025	2024

Revenues	$39,257,708	$14,937,962
Cost of revenues	29,384,196	11,471,044
Gross profit	9,873,512	3,466,918
Operating expenses:
General and administrative	3,125,033	2,052,852
Salaries and benefits	11,580,637	2,350,021
Professional fees	2,355,641	968,750
Loss on sale or disposal of property, plant and equipment, net	51,350	11,097
Gain on lease termination	(469,822)	—
Other operating expenses	1,689,538	475,010
Total operating expenses	18,332,377	5,857,730
Loss from operations	(8,458,865)	(2,390,812)
Other income (expense), net:
Interest and investment income	810,546	668,543
Unrealized gain on investment in equity securities	3,321,486	—
Other miscellaneous income (expense), net	(12,693)	(8,135)
Total other income, net	4,119,339	660,408
Loss before income taxes	(4,339,526)	(1,730,404)
Income tax expense	—	—
Net loss	(4,339,526)	(1,730,404)
Preferred dividends	(7,500)	(7,500)
Net loss available to common shareholders	$(4,347,026)	$(1,737,904)

Net loss per share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)
Weighted average shares outstanding:
Basic	123,635,364	108,591,429
Diluted	123,635,364	108,591,429

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity
Balance - December 31, 2023	927,904	$9,279	107,647,317	$1,076,472	$63,853,836	$(39,418,619)	$—	$25,520,968
Net loss	—	—	—	—	—	(1,730,404)	—	(1,730,404)
Share-based compensation	—	—	—	—	568,588	—	—	568,588
Issuance of common stock under equity incentive plan	—	—	800,000	8,000	(8,000)	—	—	—
Issuance of common stock for cash, net of issuance costs	—	—	2,300,000	23,000	2,736,681	—	—	2,759,681
Issuance of common stock upon exercise of warrants	—	—	2,204,000	22,040	1,459,800	—	—	1,481,840
Balance - December 31, 2024	927,904	9,279	112,951,317	1,129,512	68,610,905	(41,149,023)	—	28,600,673
Net loss	—	—	—	—	—	(4,339,526)	—	(4,339,526)
Share-based compensation	—	—	—	—	7,081,705	—	—	7,081,705
Issuance of common stock under equity incentive plan	—	—	2,394,865	23,950	218,395	—	(574,153)	(331,808)
Issuance of common stock for cash, net of issuance costs	—	—	17,387,766	173,878	104,037,336	—	—	104,211,214
Issuance of common stock upon exercise of warrants	—	—	7,308,322	73,083	5,659,848	—	—	5,732,931
Balance - December 31, 2025	927,904	$9,279	140,042,270	$1,400,423	$185,608,189	$(45,488,549)	$(574,153)	$140,955,189

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,339,526)	$(1,730,404)
Adjustments to reconcile loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,166,579	1,085,747
Accretion of asset retirement obligation	77,932	73,081
Noncash operating lease expense	289,542	190,280
Share-based compensation	7,081,705	568,588
Accretion income from investment in debt securities held to maturity	(416,004)	—
Loss on sale or disposal of property, plant and equipment, net	51,350	11,097
Gain on lease termination	(469,822)	—
Write-down of inventory to net realizable value	919,053	65,647
Change in allowance for credit losses	(9,256)	(261,047)
Unrealized gain on investment in equity securities	(3,321,486)	—
Change in IVA receivable reserve	1,300,620	140,057
Other noncash items	—	(16,107)
Changes in operating assets and liabilities:
Accounts receivable	(3,104,278)	(213,468)
Inventories	(12,195,338)	74,738
Prepaid expenses and other current assets	(283,888)	(68,585)
IVA receivable and other assets, net	(1,222,308)	(39,339)
Accounts payable	3,404,226	1,088,773
Accrued liabilities	1,377,262	1,273,310
Accrued liabilities – directors	2,644	16,477
Stock payable to directors	—	(38,542)
Net cash (used in) provided by operating activities	(9,690,993)	2,220,303
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of certificates of deposit	—	72,898
Purchases of investment in debt securities held to maturity	(19,934,953)	—
Purchases of equity investment securities	(37,172,842)	—
Issuance of note receivable	(2,500,000)	—
Proceeds from sales or disposals of property, plant and equipment	13,366	315,625
Purchases of property, plant and equipment	(27,808,485)	(430,596)
Net cash used in investing activities	(87,402,914)	(42,073)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(132,252)	(103,488)
Proceeds from exercises of stock options	117,667	—
Acquisition of treasury stock related to equity awards	(449,475)	—
Proceeds from issuance of common stock, net of issuance costs	104,211,214	2,759,681
Proceeds from exercise of warrants	5,732,931	1,481,840
Net cash provided by financing activities	109,480,085	4,138,033
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	12,386,178	6,316,263
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	18,270,898	11,954,635
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$30,657,076	$18,270,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$16,654	$8,869
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Recognition of operating lease liability and right-of-use asset	$86,188	$787,477
Equipment purchased with note payable	$—	$402,722
Property and equipment included in accounts payable	$1,974,584	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

United States Antimony Corporation and its subsidiaries in the U.S., Mexico, and Canada (“USAC,” the “Company,” “Our,” “Us,” or “We”) sell antimony, zeolite, and precious metals primarily in the U.S. and Canada. The Company mines, purchases and processes ore primarily into antimony oxide, antimony metal ingots, antimony trisulfide, and precious metals, primarily gold and silver, at its facilities located in Montana and Mexico. Antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Antimony metal ingots are used in bearings, storage batteries, and ordnance. Antimony trisulfide is used as a primer in ammunition. The Company also recovers precious metals, primarily gold and silver at its Montana facility from third party ore. At its Bear River Zeolite facility located in Idaho, the Company mines and processes zeolite, a group of industrial minerals used in water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, soil amendment and fertilizer, and other miscellaneous applications. Beginning in 2024 and continuing into 2025, the Company acquired mining claims, real properties (patented claims) and leases located in Alaska, Montana, and Ontario, Canada to reduce the cost of third-party antimony ore purchases and to expand its product offerings. The Company also entered into an agreement to acquire exploration rights for mining properties located in the southeastern United States.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of its wholly owned subsidiaries, Bear River Zeolite Company (“BRZ”), AGAU Mines, Inc., Stibnite Holding Company US Inc., Antimony Mining and Milling US LLC, Lanxess Laurel de Mexico, S.A. de C.V., Great Land Minerals, LLC, Denali Minerals, LLC, Alaska Antimony LLC, UAMY Cobalt Corporation, TFRE Holdings LLC, and TFPROP LLC, and its majority owned subsidiaries, USAMSA and ADM. All intercompany balances and transactions are eliminated in consolidation. AGAU Mines, Inc., Stibnite Holding Company US Inc., Antimony Mining and Milling US LLC, and Lanxess Laurel de Mexico, S.A. de C.V. are inactive.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations.

Reclassifications

Certain reclassifications have been made to conform the amounts presented in the December 31, 2024 financial statements to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ equity and cash flows as previously reported.

Cash and Cash Equivalents

The Company considers cash in banks and investments with original maturities of three months or less when purchased to be cash and cash equivalents. At December 31, 2025, the $30,657,076 presented in the Consolidated Statements of Cash Flows consists of $30,494,320 of cash and cash equivalents and $162,756 of restricted cash. At December 31, 2024, the $18,270,898 presented in the Consolidated Statements of Cash Flows consists of $18,172,120 of cash and cash equivalents and $98,778 of restricted cash.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash for Reclamation Bonds

Restricted cash of $162,756 and $98,778 at December 31, 2025 and 2024, respectively, consists of cash held for reclamation performance bonds and is held in certificates of deposit with financial institutions.

Investment in Debt Securities Held to Maturity

During 2025, the Company purchased investment grade U.S. Treasury Strips in an effort to protect itself from anticipated interest rate drops. These securities are classified as held-to-maturity and carried at amortized cost because the Company has both the intent and ability to hold them until their contractual maturity date. Since these U.S. Treasury Strips are zero-coupon instruments that do not pay periodic interest, the original investment amount is adjusted for the accretion of discounts using the effective interest method over the period from acquisition to maturity. Discount accretion is recognized as “Interest and investment income” in the Consolidated Statements of Operations.

Consistent with the Company’s classification of its U.S. Treasury Strips as held to maturity, those securities scheduled to mature in the next twelve months after the reporting date are considered current assets and those having maturity dates more than twelve months after the applicable reporting date are considered non-current assets. Unrealized gains and losses on held-to-maturity debt securities are not recognized in the Company’s consolidated financial statements. Instead, these amounts are closely monitored and disclosed in the footnotes to the consolidated financial statements.

The Company accounts for credit losses on its held-to-maturity debt securities in accordance with the expected credit loss model, as prescribed by U.S. GAAP. An allowance for credit losses is recognized to reflect the Company’s estimate of expected credit losses over the contractual life of its held-to-maturity debt securities. In accordance with the accounting guidance prescribed for credit losses on held-to-maturity debt securities, the Company has presumed the expected credit losses on its U.S. Treasury Strips are negligible since they are explicitly guaranteed by the U.S. government.

Accounts Receivable

Accounts receivable is stated at the amount the Company expects to collect from outstanding balances. The Company provides for probable uncollectible amounts through an allowance for credit losses. Changes to the allowance are based on the Company’s judgment, considering historical write-offs, collections, and current credit conditions. Account balances, which remain outstanding after the Company has made reasonable collection efforts, are written off through a charge to the allowance for credit losses and a reduction to the applicable accounts receivable. Payments received on receivables after being written off are considered a bad debt recovery.

Inventories

Inventories consist of finished antimony products (oxide and metal ingots), antimony ore and concentrates, and finished zeolite products. Finished antimony products (oxide and metal ingots), finished zeolite products and work in process inventories primarily include costs related to direct materials, direct labor, facility overhead, depreciation, and freight allocated based on production quantity. Since the Company’s antimony inventory is a commodity with a sales value that is subject to market prices that are beyond the Company’s control, a significant change in the market price of antimony could have a significant effect on the net realizable value (“NRV”) of its inventories. Inventory is carried at the lower of first-in, first-out cost or estimated NRV. The Company periodically reviews its inventory quantities on hand to identify instances where the estimated NRV has declined below weighted average cost. Any adjustments to reflect inventory at its estimated NRV are recognized in “Cost of revenues” in the Consolidated Statements of Operations.

Prepaid Expenses

Prepaid expenses relate to goods or services that have been paid for but for which the good or service has not yet been received. These costs are recorded in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet and expensed in the Consolidated Statement of Operations as the asset’s benefits are realized. Prepaid expenses are recorded as a current asset in the Consolidated Balance Sheet if the benefits will be realized within twelve months from the date of the Consolidated Balance Sheet or as a long-term asset if the benefits will be realized after twelve months from the date of the Consolidated Balance Sheet.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Receivable

The Company’s note receivable is stated at amortized cost. The Company evaluates the note for expected credit losses and records an allowance based on management’s estimate of lifetime expected credit losses. In developing this estimate, management considers the financial condition of the borrower, contractual repayment terms, collateral or security interests, historical payment performance, current economic conditions, and reasonable and supportable forecasts. As of December 31, 2025, management determined that no allowance for credit losses was required. Notes deemed uncollectible are written off against the allowance when collection efforts have been exhausted. Recoveries of amounts previously written off are recorded when received.

Foreign Currency Transactions

All amounts in the financial statements are presented in U.S. dollars, which is the functional currency of the Company and its subsidiaries. Foreign currency transaction gains and losses are recognized as a foreign currency exchange gain or loss in “other miscellaneous income (expense)” in the Consolidated Statements of Operations. Monetary assets and liabilities denominated in foreign currencies are remeasured at period-end exchange rates with resulting gains and losses recognized in earnings as described above. Nonmonetary assets and liabilities denominated in foreign currencies are recorded using the exchange rate in effect at the date of initial recognition and are not subsequently remeasured for changes in exchange rates.

Property, Plant and Equipment

Property, plant, and equipment are stated at historical cost and are depreciated using the straight-line method over estimated useful lives ranging from three to forty years. The estimated useful lives of plant and equipment range from three to twenty years and buildings range from twenty to forty years. Depreciation expense is included in “Cost of revenues” in the Consolidated Statements of Operations. Maintenance and repairs are charged to operations as incurred. Expenditures for property, plant, and equipment and related improvements that extend the useful life or functionality of the asset are capitalized. When assets are retired or sold, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the results of operations.

The costs to obtain the legal right to explore, extract and retain at least a portion of the benefits from mineral deposits are capitalized in the year of acquisition as “Mineral rights and interests” in “Property, plant, and equipment” in the Consolidated Balance Sheets. These capitalized costs are amortized in the statement of operations over the estimated economic life of the mineral resource, if one is identified, based on the units-of-production or straight-line method.

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

Impairment of Long-lived Assets

The Company reviews and evaluates the net carrying value of its long-lived assets for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts at an asset group level may not be recoverable. If there are indicators of impairment, a test for recoverability is performed based on the estimated undiscounted future cash flows that will be generated from operations at each property plus the estimated salvage value of the underlying assets. When performing recoverability tests, management utilizes assumptions based on current conditions and available information that are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows and salvage values are dependent upon, among other factors, estimates of: (i) product and metals to be recovered from identified mineralization and other resources, (ii) future production and capital costs, (iii) estimated selling prices (considering current, historical, and future prices) over the estimated remaining life of the asset, and (iv) market values of assets. It is possible that changes may occur in the near term that could adversely affect the estimated salvage values and future cash flows to be generated from operating assets. If estimated undiscounted cash flows and/or salvage values are less than the carrying value of an asset, an impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in Equity Securities

In October 2025, the Company acquired through open-market cash purchases approximately ten percent of the outstanding shares of an Australian-based public company that was initially recorded at cost plus brokerage commissions paid. Because the Company owns less than 20% of the outstanding shares and does not have board representation, governance rights, or other indicators of significant influence, its investment is subsequently measured at fair value each reporting period using readily determinable fair values with changes in fair value recognized in “Other income (expense), net”, in the Consolidated Statements of Operations. The Company periodically reassesses whether it has the ability to exercise significant influence over the investee, including consideration of potential changes in ownership interest, governance rights, board representation, or other relevant factors.

Since this investment in equity securities is denominated in a foreign currency, the investment is treated as a non-monetary asset that is translated using the exchange rate at the reporting date. Accordingly, the effects of foreign currency fluctuations are reflected within the overall fair value changes recognized in the Consolidated Statements of Operations, rather than being presented separately as foreign currency transaction gains or losses. Upon disposition of an equity security, the Company determines the cost of the securities sold using the specific-identification method, and any resulting realized gain or loss is recorded in “Other income (expense), net”, in the Consolidated Statements of Operations.

Accrued Liabilities

The Company records accrued liabilities for expenses that have been incurred prior to the reporting date but not paid. The accrued liabilities balance at December 31, 2025 of $2.9 million consisted of $2.2 million of accrued compensation and $0.7 million of other miscellaneous accrued liabilities. The accrued liabilities balance at December 31, 2024 of $1.6 million consisted primarily of $1.2 million of accrued compensation and $0.4 million of miscellaneous accrued liabilities.

Leases

The Company determines if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, the Company includes operating leases in “Operating lease right-of-use assets” and “Current and noncurrent operating lease liabilities” in its Consolidated Balance sheet. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. Incremental costs of a lease that would not have been incurred if the lease had not been obtained are capitalized as initial direct costs (“IDC”). The Company amortizes the undiscounted fixed lease cost and the IDC on a straight-line basis over the lease term. If a lease does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments.

Asset Retirement Obligations

The Company’s mining operations are subject to retirement requirements, which include mine retirement standards that have been established by various governmental agencies and retirement requirements included in certain Company contracts, including contracts related to the leasing of certain of the Company’s properties. There are costs that will be incurred to satisfy these retirement requirements upon cessation of our operations. The Company records the fair value of these costs as an asset retirement obligation in its Consolidated Balance Sheet in the period in which the Company has both a legal obligation and an obligating event for the retirement of long-lived assets if it is probable, meaning it can reasonably be expected or believed, that such costs will be incurred and if the costs are reasonably estimable. The asset retirement obligation liability is accreted each reporting period to reflect the passage of time, with the accretion expense recognized in the Consolidated Statements of Operations. A corresponding asset is also recorded and amortized over the life of the assets on a units-of-production or straight-line basis. After the initial measurement of the asset retirement obligation, this liability may be adjusted to reflect changes in assumptions used to estimate the expected cash flows required to settle the asset retirement obligation, including changes in timing, method, scope, or cost of retirement activities. When calculating an additional asset retirement obligation liability resulting from upward revisions in estimated retirement costs, management compares the revised undiscounted cash flows to the most recent inflation-adjusted undiscounted cash flow estimate underlying the existing asset retirement obligation. Only the incremental increase is recognized as a new asset retirement obligation layer and measured at fair value using an expected present value technique, reflecting updated assumptions for future cash flows, inflation, and discount rates. Determination of any amounts included

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the fair value of the asset retirement obligation can change periodically as the calculation of the fair value of the asset retirement obligation is based upon numerous estimates and assumptions, including, among others, future retirement costs, future inflation rate, and the Company’s credit-adjusted risk-free interest rate. The asset retirement obligation is classified as current or noncurrent based on the expected timing of expenditures.

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

Revenue Recognition

Products consist primarily of the following:

☐	Antimony: primarily includes antimony oxide, antimony metal ingots, and antimony trisulfide.
☐	Zeolite: includes coarse and fine zeolite crushed in various product sizes.
☐	Precious Metals: includes unrefined and refined gold and silver.

For antimony, zeolite, and precious metals products, revenue is recognized when the following have been satisfied: 1) the Company has completed its contractual performance obligations, in which rarely will there be more than one performance obligation, which typically consists of the shipment of the specified quantity of product pursuant to a customer’s sales order or similar contractual document, 2) the amount of consideration or price for the transaction can be reasonably determined, 3) control of the product, including legal title and the risks and rewards of ownership, has transferred to the customer, which typically occurs either upon shipment of the product from the Company’s warehouse locations or upon receipt of the product by the customer as specified in individual sales orders and/or shipping documents, 4) it is assessed as a remote possibility that product will be rejected by the customer, and 5) the Company has the right to payment for the product. Shipping costs related to sales of our products are recorded to cost of sales as incurred. For zeolite products, royalty expenses due to a third party by the Company are also recorded to cost of sales upon sale in accordance with terms of underlying royalty agreements.

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

Preferred Stock

The Company’s Articles of Incorporation authorize 50,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Series B

In 1993, the Board of Directors established a Series B preferred stock, consisting of 750,000 shares. The Series B preferred stock has preference over the Company’s common stock and Series A preferred stock (none of which is outstanding); has no voting rights (absent

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

default in payment of declared dividends); and is entitled to cumulative dividends of $0.01 per share per year, payable if and when declared by the Board of Directors. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series B preferred stockholders is $1.00 per share plus dividends in arrears.

Series C

In 2000, the Board of Directors established a Series C preferred stock. The Series C preferred stock has preference over the Company’s common stock and has voting rights equal to that number of shares outstanding, but no conversion or dividend rights.

Treasury Stock

The Company accounts for purchases of treasury stock using the cost method. Shares acquired are recorded at their acquisition price, with a corresponding debit to the treasury stock account. Treasury shares are presented as a reduction of stockholders’ equity. Upon subsequent sale, the treasury stock account is credited for the shares’ cost using the average cost method, and any difference between the selling price and cost is recognized in additional paid-in capital. The Company does not recognize gains or losses on treasury stock transactions in net income.

The Company primarily acquires and holds its common shares as treasury stock to manage the settlement of employee equity awards. When requested by an employee, shares are retained primarily to cover an employees’ option exercise price and, when applicable, required tax withholding and to cover an employees’ tax withholding obligations upon RSU vesting. During 2025, 149,639 shares with a cost of $574,153 were acquired and recorded as treasury stock for these purposes. There were no common shares acquired and transferred to treasury stock during 2024.

Share-Based Compensation

The Company’s share-based awards consist of restricted stock units (“RSUs”) and stock options granted to employees, consultants, and directors of the Company.

RSUs are stock awards entitling the award recipient to a specified number of shares of the Company’s common stock as the award vests. The RSUs granted have primarily included a service-based vesting condition. The Company calculates the fair value of RSUs on the grant date using the market price of the Company’s common stock on the grant date. The Company recognizes the grant date fair value of RSUs as share-based compensation expense ratably over the requisite service period, other than RSUs or portions of RSUs that vest on the grant date, in which case the grant date fair value of that RSU or portion of RSU is recognized as share-based compensation expense on the grant date. The Company recognizes forfeitures as they occur.

Stock options grant recipients the option to purchase a specified number of shares of the Company’s common stock at an exercise price per share specified in the grant agreement as the stock options vest. Stock option grants include either a service-based vesting condition or performance-based vesting conditions with a specified contractual term. The Company calculates the fair value of stock options on the grant date using the Black-Scholes option-pricing model, which requires the Company to make estimates and assumptions, such as expected volatility, expected term, and risk-free interest rate. Service and performance conditions are not considered in determining the award’s fair value on the grant date. The Company recognizes share-based compensation expense related to stock option awards from the grant date through the vesting date. For service-based vesting stock option awards, the Company expenses the grant date fair value of the award ratably over the requisite service period. For performance-based vesting stock option awards, the Company expenses the grant date fair value of the award ratably from the grant date through the vesting date based on the probability and timing of achieving the performance conditions. The Company recognizes forfeitures as they occur.

Share-based compensation expense related to employees, consultants and Board of Directors is reflected in “Salaries and benefits,” “Professional fees,” and “General and administrative, respectively, in the Consolidated Statements of Operations.

Income Taxes

The Company’s income tax expense and deferred tax assets and liabilities reflect the Company’s best assessment of estimated future taxes to be paid or refunded. Significant judgments and estimates are required in determining consolidated income tax expense. Deferred

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and whether they are consistent with the plans and estimates that the Company is using to manage its underlying businesses. The Company provides a valuation allowance for deferred tax assets that the Company does not consider more likely than not to be realized. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future and are reflected on a prospective nature in the period of the enactment. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company evaluates its tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions will more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. No reserve for uncertain tax positions has been recorded.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash for reclamation bonds, which consist of certificates of deposits, investment in debt securities held to maturity, note receivable, investment in equity securities, and long-term debt. Except as discussed below, the carrying value of these instruments approximates fair value based on their contractual terms.

Fair Value Measurements

The Company uses the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:

●	Level 1—Quoted market prices in active markets for identical assets or liabilities;
●	Level 2—Significant other observable inputs (i.e., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable, such as interest rate and yield curves, and market-corroborated inputs); and
●	Level 3—Unobservable inputs in which there is little or no market data, which require the reporting unit to develop its own assumptions.

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, held-to-maturity debt securities, restricted cash for reclamation bonds, note receivable and debt obligations. Equity investments with readily determinable fair values are measured at fair value on a recurring basis, with changes in fair value recognized in earnings.

The carrying amount of cash and cash equivalents approximates fair value because of its short-term nature. The estimated fair values of investment in debt securities held to maturity were based on Level 2 inputs. The carrying amount of restricted cash for reclamation bonds and the note receivable approximate fair value based on their contractual terms. The fair value of the Company’s debt is estimated to be face value based on the contractual terms of the underlying debt arrangements and market-based expectations. The Company’s investment in equity securities is classified as a Level 1 fair value measurement because it is valued each reporting period using readily available quoted market prices from the Australian Securities Exchange.

Contingencies

In determining accruals and disclosures with respect to loss contingencies, the Company evaluates such accruals and contingencies each reporting period. Estimated losses from loss contingencies are accrued by a charge to income when information available prior to

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issuance of the financial statements indicates that it is probable that a liability could be incurred, and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. These new disclosure requirements became effective for the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Other than the new disclosure requirements, this guidance did not have any impact on the Company’s consolidated financial statements. See Note 12 of the Notes to Consolidated Financial Statements in this Annual Report for further details.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented in the income statement. The new disclosure requirements are effective for the Company’s annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the potential impact this update will have on its consolidated financial statements and expense disclosures in the notes to the consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants by Business Entities. This ASU provides guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. Under the new guidance, government grants are recognized when there is reasonable assurance that the Company will comply with the conditions of the grant and that the grant will be received. Grants related to income are presented either as other income or as a reduction of the related expense, while grants related to assets are recorded either as deferred income or as a reduction of the carrying amount of the related asset. The guidance in this ASU is effective for fiscal years beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If a business entity adopts the amendments in this ASU in an interim reporting period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. Management is currently evaluating this update to determine its impact on the Company’s consolidated financial statements.

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

The following table summarizes potentially dilutive common stock equivalents that were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

	Years ended December 31,
	2025	2024
Warrants	2,833,893	10,142,215
Stock options and RSU awards	8,504,859	6,420,000
Total possible share dilution	11,338,752	16,562,215

NOTE 4 – REVENUE

The Company’s products consist of the following:

•	Antimony: includes antimony oxide, antimony metal ingots, and antimony trisulfide.
•	Zeolite: includes coarse and fine zeolite crushed in various product sizes.
•	Precious metals: includes unrefined and refined gold and silver.

Sales by product were as follows:

	Years ended December 31,
	2025	2024
Antimony	$35,380,271	$11,471,200
Zeolite	3,357,535	2,941,675
Precious metals	519,902	525,087
Total revenues	$39,257,708	$14,937,962

Domestic and foreign revenues were as follows:

	Years ended December 31,
	2025	2024
Domestic	$38,116,217	$12,572,625
Canada	1,141,491	1,996,710
Mexico	—	368,627
Total revenues	$39,257,708	$14,937,962

Sales to customers representing more than 10% of our total revenues were as follows:

	Years ended December 31,
	2025	2024
Customer A	$12,852,288	$4,389,735
Customer B	9,328,800	26,360
Customer C	9,223,606	1,998,589
Total customer revenues	$31,404,694	$6,414,684
Total customer revenues as a % of total revenues	80%	43%

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer receivables representing more than 10% of our net accounts receivable balance were as follows:

	As of December 31,
	2025	2024
Customer A	$—	$682,551
Customer B	2,592,400	—
Customer C	1,008,384	—
Total customer accounts receivable	$3,600,784	$682,551
Total customer receivables as a % of accounts receivable, net	85%	62%

The Company’s trade accounts receivable balance related to contracts with customers was $4,213,305 at December 31, 2025 and $1,099,771 at December 31, 2024, which is net of an allowance for credit losses of $909 and $10,165 at December 31, 2025 and December 31, 2024, respectively. The Company’s products do not involve any warranty agreements and product returns are not typical.

In September 2025, the Company secured a five-year, sole-source Indefinite Delivery, Indefinite Quantity (IDIQ) contract with the U.S. Defense Logistics Agency (DLA) Strategic Materials, which is responsible for managing the National Defense Stockpile (NDS). The contract, with a maximum value of $248 million, is for the sale of antimony metal ingots (99.65% purity) to replenish the NDS through September 2030. Pricing is determined at the time each delivery order is placed based on prevailing market rates and each shipment will represent a separate performance obligation satisfied at a point in time. As a result, revenue will be recognized when each shipment of antimony metal ingots is delivered to the DLA’s depot and formally accepted by the government. Subsequent to entering into this agreement, the Company received delivery orders under this contract in September 2025 and January 2026 totaling approximately $12 million. No revenue was recognized in 2025 under this contract.

In November 2025, the Company executed a five-year sales agreement with a new industrial customer for the sale of antimony trioxide. After completing the monthly delivery schedule through December 2026 specified in the agreement, subsequent deliveries, pricing (pursuant to semiannual market-based adjustments), and volume commitments are subject to mutual written agreement every six months. During 2025, the Company recognized $3.6 million of revenue related to this contract.

In October 2025, the Company entered into an agreement with an international supplier for the purchase of antimony that meets specified quality standards over a period of approximately 36 months. The Company also extended a promissory note for approximately $2.5 million to the supplier. The note currently bears interest at the lesser of the highest non-usurious rate of interest, if any, permitted by applicable law or 10.0%. Monthly principal and interest payments are scheduled to begin in March 2026, with the remaining balance of principal and interest due in December 2026. The loan proceeds are to be used by the supplier, subject to the Company’s approval, to purchase antimony concentrate and equipment. Payment of the promissory note is secured by all assets of the borrower and a corresponding personal guarantee from the principal owner. Since the note receivable is scheduled to mature within twelve months of the reporting date, it is recorded as a current asset in the Consolidated Balance Sheet.

NOTE 5 – INVESTMENT IN DEBT SECURITIES HELD TO MATURITY

In 2025, the Company purchased $19,934,953 of U.S. Treasury Strips with maturities ranging from approximately 12 to 62 months. These U.S. Treasury Strips have staggered maturities occurring every six months starting in May 2026 through November 2029, followed by a final maturity one year thereafter. The portfolio has an expected yield to maturity of approximately 3.8%.

The following is a summary of the Company’s investment securities held to maturity as of December 31, 2025:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Held-to-maturity securities – current:
U.S. Treasury Strips	$4,577,706	$3,004	$—	$4,580,710
Held-to-maturity securities – noncurrent:
U.S. Treasury Strips	15,773,251	68,770	(2,144)	15,839,877
Total held-to-maturity securities	$20,350,957	$71,774	$(2,144)	$20,420,587

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized $416,004 of interest income from the accretion of its U.S. Treasury Strips in 2025. There was no interest income accretion recognized in 2024 as the Company did not hold any U.S. Treasury Strips during that year.

Consistent with the Company’s classification of its U.S. Treasury Strips as held to maturity, those securities scheduled to mature in the next twelve months after the reporting date are considered current assets and those having maturity dates more than twelve months after the reporting date are considered non-current assets. At December 31, 2025, the Company’s held to maturity securities were scheduled to mature as follows:

	Amortized	Estimated Fair
	Cost	Value
Maturing in next twelve months	$4,577,706	$4,580,710
Maturing in next one to five years	15,773,251	15,839,877
Total held-to-maturity securities	$20,350,957	$20,420,587

Margin Credit Line

In 2025, the Company secured a $19,000,000 margin credit line with a national bank, which bears interest at one percent above the base commercial rate. The Company’s investment securities held to maturity, specifically its U.S. Treasury Strips, serve as collateral for the margin credit line on which the Company had no outstanding borrowings at December 31, 2025. Availability under the margin credit line is subject to customary margin requirements based on the value of the pledged securities.

NOTE 6 – INVENTORIES

Inventories by type were as follows:

	As of December 31,
	2025	2024
Antimony oxide	$577,000	$254,372
Antimony metal ingots	2,242,881	154,590
Antimony ore and concentrates	9,196,257	335,588
Total antimony inventory	12,016,138	744,550
Zeolite	505,871	501,174
Total inventories	$12,522,009	$1,245,724

Inventories are valued at cost, except for the portion of inventory that is valued at net realizable value because costs are greater than the amount the Company expects to receive on the sale of the inventory. As of December 31, 2025, the Company recorded a write-down of $919,053 to adjust antimony inventory to its NRV, compared to $nil in 2024. Conversely, the zeolite inventory NRV adjustment was $nil for the year ended December 31, 2025, compared to a write-down of $65,647 in the prior year.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

The components of the Company’s property, plant and equipment (“PP&E”) by segment were as follows:

December 31, 2025	Antimony	Zeolite	All Other	TOTAL
Plant and equipment	$14,814,441	$7,031,403	$487,751	$22,333,595
Buildings	1,106,303	1,705,893	3,111,073	5,923,269
Mineral rights and interests	—	16,753	6,107,085	6,123,838
Land	2,083,094	—	1,530,782	3,613,876
Construction in progress	19,071,013	45,000	—	19,116,013
Total property, plant and equipment	37,074,851	8,799,049	11,236,691	57,110,591
Accumulated depreciation	(10,278,230)	(4,146,457)	(311,065)	(14,735,752)
Property, plant and equipment, net	$26,796,621	$4,652,592	$10,925,626	$42,374,839

December 31, 2024	Antimony	Zeolite	All Other	TOTAL
Plant and equipment	$13,512,321	$6,597,781	$427,720	$20,537,822
Buildings	1,106,303	1,705,893	11,970	2,824,166
Mineral rights and interests	—	16,753	125,000	141,753
Land	2,083,094	—	914,443	2,997,537
Construction in progress	—	101,938	—	101,938
Total property, plant and equipment	16,701,718	8,422,365	1,479,133	26,603,216
Accumulated depreciation	(9,602,469)	(3,857,785)	(251,515)	(13,711,769)
Property, plant and equipment, net	$7,099,249	$4,564,580	$1,227,618	$12,891,447

Domestic and foreign net property, plant and equipment was as follows:

	As of December 31,
	2025	2024
Domestic	$31,451,487	$6,634,066
Mexico	5,791,010	6,232,381
Canada	5,132,342	25,000
Property, plant and equipment, net	$42,374,839	$12,891,447

In February 2025, the Company purchased a personal residence located near its operations in Thompson Falls, Montana for $445,000, which is presently being used by management personnel transferred there to work primarily on our plant expansion efforts. This asset and related expenses are included in the “All Other” category in the Company’s segment reporting.

In October 2025, the Company purchased property in Fairbanks, Alaska for a total purchase price of $1,200,000. The property included four residential homes, a duplex, a storage building, and approximately 17 acres of land. The payment made to acquire these assets, along with $22,951 in direct transaction costs and $99,817 in assumed liabilities, was allocated to the land and buildings based on their relative fair values and included in the “All Other” category for segment reporting. Based on their condition and the remaining estimated economic utility, one of the acquired homes was assigned an estimated useful life of 15 years and the remaining homes, duplex, and storage building were each assigned a useful life of 20 years.

In December 2025, the Company purchased four residential duplex buildings and a four-bay detached garage located near its operations in Thompson Falls, Montana for a price of $1,368,376, which includes direct transaction costs of $2,751. The purchase price was allocated to the land and buildings based on their relative fair values and included in the “All Other” category for segment reporting. The buildings will be depreciated over their estimated remaining useful life of 25 years. This property will be used as residential housing for personnel working at its facility in Thompson Falls, Montana as well as third-party tenants.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2025, the Company acquired property located in the Sudbury District of Ontario, Canada, which included 50 single-cell mining claims (the “Fostung Properties”) for $5,000,000. Direct transaction costs related to this acquisition totaled $25,120. In addition, the agreement required the Company to pay a 1.5% net smelter return royalty based on the value realized from ore mined from the property.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2026, the Company paid approximately $108,000 to buy back 1% of the net smelter royalty associated with the Fostung Properties.

In June 2025, the Company executed an agreement to acquire the ownership rights to various patented federal lode mining claims located in the Fairbanks District of Alaska (“June Fairbanks Agreement”). Payments to acquire these claims are scheduled to be made by the Company as follows:

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

In November 2025, the Company executed an agreement to acquire exploration rights for mining properties located in the southeastern United States (the “ Southeastern Project”). Payments required pursuant to this agreement will be made by the Company on or around the payment dates indicated as follows:

Payment Date	Payment Amount
November 2025	$100,000
November 2027	125,000
November 2028	150,000
Total	$375,000

The Southeastern Project agreement requires net smelter royalty payments be made by the Company based on the value realized from ore mined from the mining properties. Also, the agreement includes a commitment by the Company to spend an aggregate of $1,200,000 in exploring and developing these mining properties based on various milestones scheduled to occur over approximately thirty-six

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months from the effective date of the agreement. This agreement can be terminated without cause at any time by the Company with thirty days’ notice.

In August 2024, the Company executed an option agreement to acquire the ownership rights to ninety-seven mining claims and three mining leases located in the Sudbury District of Ontario, Canada. Payments totaling $275,000 are to be made by the Company over time to acquire these claims. This agreement requires a royalty payment by the Company based on potential future production from the claims (“Net Smelter Royalty”) with a minimum royalty payment beginning on the fifth anniversary of the agreement. A certain percentage of the Net Smelter Royalty can be purchased back by the Company. Also, the agreement includes a commitment by the Company to spend an aggregate of $250,000 on exploring and developing these claims over four years from the agreement date, with various milestones over this four-year period. The agreement can be terminated without cause at any time by the Company with thirty days’ notice.

All payments related to these mining claims and leases that became due on or before December 31, 2025 were made by the Company pursuant to the terms of the underlying agreements. The payments made to acquire these mining claims and leases, including any direct transaction costs, are capitalized in the “Mineral rights and interests” component of PP&E in the Consolidated Balance Sheets and included in the “All Other” category for segment reporting.

NOTE 8 – LEASES

Philipsburg Operating Lease

In September 2024, the Company executed a contract to lease a metals concentration facility located in Philipsburg, Montana. The Company amended this lease in March 2025 by extending the term of the lease to September 2, 2026 and modifying the fixed monthly lease payments to $10,000 per month through the month of June 2025, $20,000 per month during the months of July 2025 to October 2025, and $95,000 per month thereafter to the end of the lease term. The $95,000 per month payment included a fixed monthly fee of $45,000 and a minimum milling fee of $50,000 per month. An additional payment of $50 per ton was to be paid each month in the last twelve months of the lease for all milling in excess of 1,000 tons per month. The Company did not include any milling fee payments above the minimum in its lease liability as it was not deemed probable at that time. The Company recorded the present value of the original fixed lease cost in September 2024 over the lease term as a lease liability and ROU asset. As a result of the amendment in March 2025, the Company reduced the ROU asset and corresponding lease liability by $37,448. The Company used its incremental borrowing rate of 3.49% when determining the present value of future payments of this operating lease as the rate implicit in the lease was not readily determinable.

During the years ended December 31, 2025 and 2024, the Company recognized lease expense, including initial direct costs (“IDC”), related to this lease of $389,542 and $235,280, respectively, within “Cost of Revenues” in the Consolidated Statements of Operations. Cash paid for this lease was $100,000 and $45,000 for the years ended December 31, 2025 and 2024, respectively, all of which are classified within operating cash flows. The Company paid $10,000 of IDC at the inception of the original lease agreement.

On September 22, 2025, the lessor terminated the Philipsburg operating lease agreement one year early. This event resulted in derecognition of the associated account balances, specifically reducing operating lease liabilities by $631,690, right-of-use assets by $151,868, and prepaid rent by $10,000. The resulting difference was a non-cash gain on lease termination of $469,822, which was included in the Consolidated Statements of Operations as a separate item within the Operating Expenses section. In addition, no termination penalties were incurred or incentives received in connection with the lease termination. Machinery and equipment with a net book value of $29,621, which had been used at the Philipsburg location, was transferred to a different operating site and unpaid operating charges, such as utility and labor costs incurred through the termination date, were recognized separately as ordinary operating expenses and not included in the calculation of the gain.

Dallas Operating Lease

In the first quarter of 2025, the Company executed a contract to lease office space for its corporate headquarters located in Dallas, Texas with a lease term of 24 months and total fixed payments during the term of $3,945 per month, or $94,680 in total. The Company is amortizing the lease on a straight-line basis over the term of the lease. The Company recorded the present value of the lease payments over the term as a lease liability and an ROU asset. The Company’s incremental borrowing rate of 3.49% was used as the discount rate since the rate implicit in the lease was not readily determinable. The lease does not include any transfer of ownership of the office space at the end of the lease, nor any option to extend the lease or purchase the facility, nor any residual value guarantees. The Company

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cannot terminate the lease without cause and must provide the office space to the lessor at the end of the lease in the same condition as it was received.

The lease liability related to this operating lease, which represents the present value of the lease payments, and corresponding ROU asset were both $63,416 at inception of the lease and $27,887 as of December 31, 2025. During 2025, the Company recognized $43,395 of lease expense related to this lease in “General and administrative” in the Consolidated Statements of Operations. Cash paid for this lease was $43,395, all of which was classified within operating cash flows. The Company made a security deposit payment of $3,945 at the inception of the lease. There were no payments made or expense recorded for this lease in 2024.

Canada Operating Lease

On October 1, 2025, the Company leased office space located in Sudbury, Ontario, Canada with a lease term of 60 months that expires on September 30, 2030. The Company is required to make monthly base rent payments of $1,050 in Canadian dollars which are converted to U.S. dollars using the spot exchange rate in effect on the payment date. The Company recorded $22,772 in U.S. dollars as the present value of the rent payments as a lease liability and corresponding ROU asset and is amortizing the lease on a straight-line basis over the term of the lease. Since the monthly rent payments are made in Canadian dollars, the lease liability was initially measured using the spot exchange rate in effect on the lease commencement date and is remeasured into U.S. dollars at each reporting date with any resulting foreign currency transaction gains or losses recognized in earnings. The Company’s incremental borrowing rate of 3.49% was used as the discount rate since the rate implicit in the lease was not readily determinable. The lease does not include any transfer of ownership of the office space at the end of the lease, nor any option to purchase the facility, nor any residual value guarantees. The Company has the option to renew or extend the lease for one additional term of five years, provided written notice is given to the landlord at least six months prior to the lease expiring. The Company did not consider the additional lease term covered by the renewal option in the initial lease liability since exercise of the renewal option was not reasonably certain at lease commencement.

During 2025, the Company recorded lease expense in U.S. dollars of $2,711 for this lease in “General and administrative” in the Consolidated Statements of Operations. Lease payments totaling $2,750 were made and included in operating cash flows. The Company also made a security deposit payment of $1,223 at the inception of the lease. There were no payments made or expense recorded for this lease in 2024.

The following table summarizes expense and cash payments for operating leases during the periods noted:

	Years ended
	December 31,
	2025	2024
Operating lease expense	$435,648	$235,280
Cash paid for operating lease liability	146,145	45,000
Cash paid for security deposit	5,168	10,000

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table contains the weighted average remaining lease term and discount rate for operating leases as of the end of the period:

As of December 31,
2025
Remaining lease term - operating lease	31 months
Discount rate - operating lease	3.49%

The table below presents a maturity analysis of the future minimum lease payments for operating leases as of December 31, 2025:

Twelve months ending December 31,	Total
2026	$58,273
2027	14,878
2028	10,933
2029	10,933
2030	8,198
Total operating lease payments	103,215
Less: discount on lease liability	(55,109)
Total operating lease liability	48,106
Less: current portion of operating lease liability	(34,103)
Noncurrent operating lease liability	$14,003

NOTE 9 – INVESTMENT IN EQUITY SECURITIES

In October 2025, the Company acquired 51.7 million, or approximately ten percent at that time, of the issued and outstanding shares of Larvotto Resources Limited (“Larvotto”) through twelve open-market cash purchases totaling $37,172,842 (measured in U.S. dollars). Larvotto is an Australian-based public company engaged in the exploration and development of critical minerals, particularly antimony and gold, whose shares are traded on the Australian Securities Exchange. Since the Company has less than a 20% ownership interest in Larvotto and does not exert significant influence through board representation, contractual governance rights, or other mechanisms that would allow participation in the financial or operational policy decisions of the business, the Company recorded this transaction as an investment in equity securities. The investment is measured at fair value each reporting period using readily available quoted market prices from the Australian Securities Exchange. As a result, the Company has classified the Larvotto investment as a Level 1 fair value measurement within the fair value hierarchy and all changes in its fair value are recorded as other income (expense), net, in the consolidated statements of operations. These changes in fair value may result from movements in Larvotto’s share price, changes in the Australian dollar (“AUD”) / U.S. dollar (“USD”) exchange rate, or a combination of both. The Company’s Larvotto investment is classified as a non-current asset in the consolidated balance sheets because it is considered a strategic investment that will be held long-term. At December 31, 2025, the fair value of the investment reflected in the consolidated balance sheet was $40,494,328 and unrealized gains of $3,321,486 were recorded as other income in the 2025 consolidated statement of operations.

NOTE 10 – ASSET RETIREMENT OBLIGATIONS

Changes in the asset retirement obligations were as follows:

	Year ended December 31,
	2025	2024
Asset retirement obligations, beginning of period	$1,711,108	$1,638,027
Revisions to estimated retirement obligation cash flows	931,618	—
Accretion expense	77,932	73,081
Asset retirement obligations, end of period	$2,720,658	$1,711,108

The Company recorded accretion expense of $77,932 and $73,081 during the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, the Company recalculated its asset retirement obligations based on indications that the associated costs had changed. Based on these changes in the estimate of cash flow costs and timing, the Company’s asset retirement obligation liability and the corresponding asset retirement cost both increased by $931,618. The Company recorded additional asset retirement obligation layers and corresponding assets during the year ended December 31, 2025 using a credit-adjusted risk-free rate of 5.04%.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DEBT

Long term debt was as follows:

	As of December 31,
	2025	2024
Installment contract payable to Komatsu, bearing interest at 3.49%, payable in 36 monthly installments of $11,799 maturing May 2027; collateralized by the Wheel Loader	$195,425	$327,677
Less current portion of debt	(136,942)	(132,252)
Long-term debt, net	$58,483	$195,425

At December 31, 2025, principal payments on debt were due as follows:

Twelve months ending December 31,	Total
2026	$136,942
2027	58,483
Total	$195,425

NOTE 12 – INCOME AND OTHER TAXES

On January 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about its effective tax rate reconciliation as well as information on income taxes paid. Because the Company adopted ASU 2023-09 in 2025 using a prospective method, disclosures for historical periods were not revised to conform to this ASU.

There was no income tax expense (benefit) for the years ended December 31, 2025 and 2024.

Domestic and foreign components of loss before income taxes were as follows:

	Years ended December 31,
	2025	2024
Domestic	$(1,091,499)	$(1,009,939)
Foreign	(3,248,027)	(720,465)
Loss before income taxes	$(4,339,526)	$(1,730,404)

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax expense (benefit) for the year ended December 31, 2025 differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income (loss) due to the following:

	Year ended December 31, 2025
	$	%
U.S. federal statutory tax benefit	$(911,000)	21.0%
State tax effects
State income tax, net of federal benefit (1)	(46,000)	1.1%
Montana worldwide election and apportionment	(99,000)	2.3%
Foreign tax effects
Mexico
Impact of change in foreign exchange rate	(370,000)	8.5%
Foreign tax rate difference	(255,000)	5.9%
Inflation indexation of net operating loss carryforwards	(150,000)	3.5%
Expiration of net operating loss carryforwards	761,000	(17.5)%
Adjustment for prior year tax estimate	(76,000)	1.8%
Release of valuation allowance due to net operating loss expiration	(761,000)	17.5%
Change in valuation allowance	1,491,000	(34.4)%
Other	(46,000)	1.1%
Canada
Change in valuation allowance	110,000	(2.6)%
Other	(23,000)	0.5%
Change in valuation allowance	623,000	(14.4)%
Nontaxable or nondeductible items
Share-based compensation	188,000	(4.4)%
Excess tax benefits from stock-based compensation	(674,000)	15.6%
Other adjustments
Adjustment for prior year tax estimate	230,000	(5.3)%
Other	8,000	(0.2)%
Total income tax expense	$—	—%

(1) State taxes in Montana made up the majority (greater than 50 percent) of the tax effect in this category.

The income tax expense (benefit) for the year ended December 31, 2024 differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income (loss) due to the following:

Year ended
December 31,
2024
U.S. federal statutory tax provision (benefit)	$(363,000)
State income tax provision (benefit) net	(30,000)
Foreign taxes	(63,000)
VAT refund reserve and other non-deductible items	257,000
Adjustment for prior year tax estimate to actual-domestic	155,000
Adjustment for prior year tax estimate to actual-foreign	63,000
Share-based compensation	21,000
Impact on change in foreign exchange rate	532,000
Change in valuation allowance - Domestic	57,000
Change in valuation allowance - Foreign	(629,000)
Total income tax expense	$—

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s net deferred tax assets and liabilities were as follows:

	As of December 31,
	2025	2024
Deferred tax asset:
Domestic net operating loss carry forward	$1,303,000	$692,000
Foreign net operating loss carry forward	2,945,000	2,255,000
Share-based compensation	1,045,000	67,000
Other	224,000	93,000
	5,517,000	3,107,000
Valuation allowance (domestic)	(908,000)	(285,000)
Valuation allowance (foreign)	(2,945,000)	(2,255,000)
Total deferred tax asset	1,664,000	567,000
Deferred tax liability:
Property, plant, and equipment	(882,000)	(567,000)
Investment in equity securities	(782,000)	—
Total deferred tax liability	(1,664,000)	(567,000)
Net deferred tax asset after valuation allowance	$—	$—

At December 31, 2025 and 2024, the Company had deferred tax assets arising principally from net operating loss carry forwards for income tax purposes. As management cannot determine that it is more likely than not the benefit of the net deferred tax asset will be realized, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at December 31, 2025 and 2024.

Changes in the valuation allowance (foreign) for 2025 were as follows:

Year ended
December 31,
2025
Balance at beginning of period	$2,255,000
Change in valuation allowance - Mexico	1,491,000
Change in valuation allowance - Canada	110,000
Release of valuation allowance due to NOL expiration	(761,000)
Inflation indexation of net operating loss carryforwards	(150,000)
Balance at end of period	$2,945,000

At December 31, 2025, the Company has federal net operating loss (“NOL”) carry forwards of approximately $4.2 million, all of which will never expire but is limited to offsetting up to 80% of taxable income in any future year. The Company has Montana state NOL carry forwards of approximately $4.4 million which expire between 2029 and 2035, and Idaho state NOL carry forwards of approximately $3.9 million, which expire between 2034 and 2045. The Company also has approximately $9.4 million of Mexican NOL carry forwards which expire between 2030 and 2035 and $462,000 of Canadian NOL carry forwards which expire between 2044 and 2045. All carryforwards in all jurisdictions are subject to certain limitations.

During the years ended December 31, 2025 and 2024, there were no material uncertain tax positions taken by the Company. The Company’s United States income tax filings are subject to examination for the years 2022 through 2025, for the years 2020 through 2025 in Mexico, and for the years 2024 and 2025 in Canada. However, for tax attributes from prior years, the statute remains open. The Company records penalties on assessments to general and administrative expense and records interest charges to interest expense.

Mexico Tax Assessment

In 2015, the Mexican tax authority (“SAT”) initiated an audit of USAMSA’s 2013 income tax return. In October 2016, as a result of its audit, SAT assessed the Company $13.8 million pesos, which was approximately $666,400 in U.S. Dollars (“USD”) as of December 31, 2016. SAT’s assessment was based on the disallowance of specific costs that the Company deducted on the 2013 USAMSA income tax return. The assessment was settled in 2018 with no assessment due from the Company.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2019, the Company was notified that SAT re-opened its assessment of USAMSA’s 2013 income tax return and, in November 2019, SAT assessed the Company $16.3 million pesos, which was approximately $865,000 USD as of December 31, 2019. Management reviewed the 2019 assessment notice from SAT and, similar to the earlier assessment, believed the findings had no merit. An appeal was filed by the Company in November 2019 suspending SAT from taking immediate action regarding the assessment. In August 2020, the Company filed a lawsuit against SAT for resolution of the process and, in December 2020, filed closing arguments. In 2022, the Mexican court ruled against the Company in the above matter, which was subsequently appealed by the Company. In March 2024, Mexico’s appellate court ruled in favor of the Company with no assessment due related to this audit of USAMSA’s 2013 income tax return by SAT and instructed the lower court to issue a new ruling. In May 2024, Mexico’s lower court issued a final ruling on this matter in favor of the Company but left open the possibility for the SAT to re-open their audit. Subsequent to this judgment, the Company requested a final ruling on whether SAT can re-open this matter, on which the appellate court has not ruled.

In January 2026, the Federal Administrative Justice Court (Tribunal Federal de Justicia Administrativa, “TFJA”) issued a final judgment in favor of the Company with respect to the SAT’s reassessment of USAMSA’s 2013 income tax return. The TFJA declared both the underlying tax credit and the related administrative appeal resolution invalid, including prior assessments and associated interest, penalties, and additional employee profit sharing. The ruling addressed the substantive merits of the case and determined that the Company was not subject to the obligations asserted by SAT. As a result of this final judgment, the matter is considered resolved with no amounts due from the Company. This resolution had no impact on the Company’s consolidated financial statements, as no liability had been recorded in connection with this matter.

Mexico Import Value Added Tax

USAMSA recorded a receivable of $1,875,771 and $907,408 at December 31, 2025 and December 31, 2024, respectively, for the Import Value Added Tax (“IVA tax” or “VAT”) it pays on certain goods and services representing amounts to be reimbursed from the Mexican government. USAMSA recorded reserves against its IVA tax receivable balances of $1,875,771 and $575,151 at December 31, 2025 and December 31, 2024, respectively. The net IVA tax receivable of $332,257 at December 31, 2024 is recorded in “Other assets, net” in the Consolidated Balance Sheets.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Historically, from time to time, the Company is assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). Using appropriate regulatory channels, management may contest these proposed assessments. In 2025, BRZ received three citations from MSHA, one of which was significant and substantial. All three citations were rectified by BRZ and terminated by MSHA on the day the citations were issued. At December 31, 2025 and December 31, 2024, BRZ had $nil and $19,074, respectively, of accrued liabilities relating to MSHA citations.

BRZ has a lease through December 31, 2034 with Zeolite, LLC that entitles BRZ to surface mine and process zeolite on property in Preston, Idaho, in exchange for an annual payment and a royalty payment, which is based on the amount of zeolite shipped from the leased property (“BRZ Lease”).

In April 2025, the Company contracted with engineering and construction firms to expand its existing smelting operating capacity located in Thompson Falls, Montana. Total capital expenditures associated with the expansion plans are estimated to be approximately $27 million, of which approximately $23 million has been formally agreed to with various third-party vendors. As of December 31, 2025, the Company has paid approximately $17 million toward these commitments which is included in the “Construction in progress” component of PP&E in the Consolidated Balance Sheets.

The Company committed in 2025 to the purchase of inventory with an aggregate estimated cost of approximately $3.2 million from suppliers that is not included in the Consolidated Balance Sheet as of December 31, 2025. The Company expects to receive this inventory in 2026.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the years ended December 31, 2025 and 2024, the Company issued 2,394,865 shares and 800,000 shares, respectively, of its common stock in conjunction with the vesting of restricted stock units (“RSUs”) and exercising of stock options. See the “Share-Based Compensation” section below for further details.

Sale of Common Stock

During the year ended December 31, 2025, the Company sold 7,510,109 shares of common stock in “at the market offerings” and received gross proceeds of $37,382,880 based on a weighted average price of $4.98 per share. The aggregate net proceeds received by the Company, after deducting direct issuance costs of $726,256, totaled $36,656,624. In 2024, the Company sold 2,300,000 shares of common stock in “at the market offerings” and received gross proceeds of $2,925,069 based on a weighted average price of $1.27 per share. The aggregate net proceeds received by the Company, after deducting direct issuance costs of $165,388, totaled $2,759,681.

In 2025, the Company completed three separate registered direct offerings of common stock with certain institutional investors. The Company sold 4,000,000 shares in August 2025 at $4.50 per share in the first offering, 3,500,000 shares in October 2025 at $7.50 per share in the second offering, and 2,377,657 shares in October 2025 at $10.50 per share in the third offering. In total, 9,877,657 shares were sold for aggregate gross proceeds of $69,215,399. After deducting direct issuance costs of $1,660,809, net proceeds totaled $67,554,590. There were no registered direct offerings of the Company’s common stock in 2024.

During the year ended December 31, 2025, the Company issued 7,308,322 shares of common stock and received proceeds of $5,732,931 pursuant to the exercise of pre-existing warrants. In 2024, the Company issued 2,204,000 shares of common stock and received proceeds of $1,481,840 related to the exercise of pre-existing warrants. See the “Common Stock Warrants” section below for further details.

Share-Based Compensation

In December 2023, shareholders approved the Company’s 2023 Equity Incentive Plan (“the Plan”), which provided for the grant of incentive stock options, and non-qualified stock options and other types of awards. The general purpose of the Plan is to provide a means whereby eligible employees, officers, directors and other service providers develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our shareholders. On July 31, 2025, the Company’s shareholders approved the Amended and Restated 2023 Equity Incentive Plan (the “Amended Plan”) which increased the maximum number of shares of common stock available for issuance under the Amended Plan to 23,700,000 shares.

During the years ended December 31, 2025 and 2024, the Company granted stock options and RSUs totaling 4,653,891 and 7,220,000, respectively. Once vested, each stock option and RSU represents the right to receive one share of the Company’s common stock.

Share-based compensation expense for stock options and RSUs was as follows:

	Years Ended
	December 31,
	2025	2024
Stock options	$4,249,716	$219,968
RSUs	2,831,989	348,620
Total share-based compensation expense	$7,081,705	$568,588

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the aggregate non-cash stock-based compensation recognized in the Consolidated Statement of Operations for stock options and RSUs:

	Year Ended
	December 31,
	2025	2024
General and administrative	$633,799	$363,195
Salaries and benefits	6,432,303	198,891
Professional fees	15,603	6,502
Total non-cash share-based compensation expense	$7,081,705	$568,588

Stock options

Stock options granted have either a 3-year or 10-year contractual term and are subject to either service or performance-based vesting conditions. The following table summarizes the weighted-average assumptions used to value options granted during the year ended December 31, 2025 using the Black-Scholes method:

Year Ended
December 31,
Weighted-Average Grant Date Assumptions	2025
Expected term (in years)	9.4
Risk-free interest rate	4.4%
Expected dividend yield	—%
Expected volatility	97.4%
Fair value per share	$2.53

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

Expected volatility – The expected volatility is based on the historical volatility of our stock price over the expected term of the stock option.

Activity with respect to stock options is summarized as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Options outstanding, December 31, 2024	4,330,000	$0.23	3.7	$6,652,700
Granted	2,431,582	2.50	—	—
Exercised	(951,667)	0.25	—	—
Forfeited	(174,167)	0.22	—	—
Expired	—	—	—	—
Options outstanding, December 31, 2025	5,635,748	$1.21	5.5	$21,526,399
Nonvested options, December 31, 2025	5,249,498	$1.25	5.6	$19,808,074
Vested and exercisable options, December 31, 2025	386,250	$0.57	3.9	$1,718,325

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2025, total unrecognized share-based compensation expense related to stock options was $2,446,124, which is expected to be recognized over a weighted average remaining period of 1.1 years. During the year ended December 31, 2025, 951,667 stock options were exercised to purchase shares of common stock. These exercises included 516,667 options for cash proceeds of $117,667 and cashless exercises where 55,059 shares of common stock were acquired by the Company as treasury stock to pay for the aggregate exercise price of the stock options and 379,941 shares of common stock were issued to the award recipients. See the “Treasury Stock” section below for further details. The total intrinsic value of the 951,667 stock options exercised during the year ended December 31, 2025 was $3,708,327. There were no stock option exercises in 2024.

Restricted stock units

Activity with respect to RSUs is summarized as follows:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Share
RSUs outstanding at December 31, 2024	2,090,000	$0.24
Granted	2,222,309	2.92
Vested	(1,443,198)	1.15
Forfeited	—	—
RSUs outstanding at December 31, 2025	2,869,111	$1.86

At December 31, 2025, total unrecognized share-based compensation expense related to RSUs was $3,899,790, which is expected to be recognized over a weighted-average remaining period of 2.0 years. The weighted average remaining contractual term of the nonvested RSU shares was 1.3 years at December 31, 2025. During the years ended December 31, 2025 and 2024, 1,443,198 and 791,667 shares of common stock, respectively, were issued upon the vesting of RSUs with a total fair value of $2,938,183 and $174,167, respectively. In related transactions, 94,580 of the newly issued common shares were acquired by the Company as treasury stock to satisfy the mandatory payroll tax withholding obligations resulting from the RSU vesting. See the “Treasury Stock” section below for further details.

Common Stock Warrants

During the year ended December 31, 2025, the Company issued 7,308,322 shares of common stock related to the exercise of pre-existing warrants and received gross proceeds of $5,732,931 based on a weighted average exercise price of $0.78 per share. In 2024, the Company issued 2,204,000 shares of common stock related to the exercise of pre-existing warrants and received gross proceeds of $1,481,840 based on a weighted average exercise price of $0.67 per share. There were no warrants issued or that expired during 2025 and 2024.

Following is a summary of the Company’s warrant activity in 2025 and 2024:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Balance at December 31, 2023	12,346,215	$0.75
Exercised	(2,204,000)	0.67
Balance at December 31, 2024	10,142,215	0.77
Exercised	(7,308,322)	0.78
Balance at December 31, 2025	2,833,893	$0.73

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each warrant represents the right to receive one share of the Company’s common stock. The composition of the Company’s warrants outstanding at December 31, 2025 was as follows:

Number of warrants	Exercise Price	Expiration Date	Remaining life (years)
857,143	$0.46	1/27/2026	0.07
1,270,250	$0.85	8/3/2026	0.59
706,500	$0.85	2/1/2026	0.09
2,833,893

All outstanding warrants of the Company expire on or before August 3, 2026.

Preferred Stock

The Company’s Articles of Incorporation authorize 50,000,000 shares of $0.01 par value preferred stock available for issuance with such rights and preferences, including liquidation, dividend, conversion, and voting rights, as the Board of Directors may determine.

Series B

The Company had 750,000 shares of Series B preferred stock issued and outstanding at both December 31, 2025 and 2024. During each of the years ended December 31, 2025 and 2024, the Company recognized $7,500 in Series B preferred stock dividends. No dividends have been declared or paid with respect to the Series B preferred stock. The Series B Preferred stock is no longer convertible to shares of the Company’s common stock. At December 31, 2025 and 2024, cumulative dividends in arrears on the outstanding Series B shares were $232,500 and $225,000, respectively.

Series C

The Company had 177,904 shares of Series C preferred stock issued and outstanding at both December 31, 2025 and 2024. In the event of dissolution or liquidation of the Company, the preferential amount payable to Series C preferred stockholders is $0.55 per share, or $97,847 in total.

Treasury Stock

During the year ended December 31, 2025, 55,059 newly issued common shares with a cost of $124,678 were retained by the Company as treasury stock to pay for the aggregate exercise price of stock options exercised and 94,580 of newly issued common shares with a cost of $449,475 were retained by the Company as treasury stock to satisfy the mandatory payroll tax obligations resulting from the vesting of RSUs. There were no common shares retained and transferred to treasury stock during 2024.

NOTE 15 – BUSINESS SEGMENTS

The Company has two reportable segments: antimony and zeolite. Our antimony segment consists of:

●	Our facility located in the Burns Mining District of Sanders County in Montana that processes ore primarily into antimony oxide, antimony metal ingots, antimony trisulfide, and precious metals, and
●	Our facilities in our USAMSA subsidiary located in Mexico that process ore primarily into antimony metal ingots, a lower grade of antimony oxide, and precious metals.

Our Montana facility processes ore containing antimony and precious metals, which consist of gold and silver. The gold and silver in this ore represent all precious metals processing and sales of the Company. Even though these are different types of metals, our precious metals operations and financial results are included in our antimony segment for the following reasons: Ore processing activities at the Company’s Montana facility are integrated, and the associated production costs for antimony, gold, and silver cannot be meaningfully separated. Also, our chief operating decision maker reviews the operating results of our Montana facility on a consolidated basis, which includes both antimony and precious metals processing and sales. Therefore, our precious metals operations and financial results are included in our antimony segment.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our zeolite segment consists of our facility located in Preston, Idaho that mines, processes, and sells zeolite.

The accounting policies of these segments are the same as those described in the basis of presentation and significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements in this Annual Report.

The chief operating decision maker evaluates the performance of the Company’s reportable segments based on segment profit or loss from operations, which is inclusive of all respective expenses. The profitability target of each segment is at the profit or loss from operations level, which is how the chief operating decision maker assesses performance. The chief operating decision maker also uses profit or loss from operations to allocate capital and personnel to the segments, which is typically done to improve the efficiency and effectiveness of operations or for expansion of operations, and ultimately to increase profit from operations. Included in profit or loss from operations is an allocation of centralized costs based on each segment’s total expense relative to the Company’s total expense. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each business requires different expertise to ensure quality products are produced in an efficient manner and because each business has a different customer base. Both businesses started as separate units with management selected based on specific skill sets and knowledge related to the product and the industry. The Company’s chief operating decision maker is its chief executive officer.

The following components of the Company’s business were not engaged in business activities at December 31, 2025 from which they generated revenue offset by related expenses: Los Juarez, Mexico in our ADM subsidiary, Ontario, Canada, Alaska, and the mining claims in Thompson Falls, Montana. Therefore, these components, along with the Company’s personal residence and apartment complex in Thompson Falls, Montana, have been included in the “All Other” category for segment reporting.

Total assets by segment were as follows:

	As of December 31,
Total Assets	2025	2024
Antimony segment	$137,013,360	$27,230,312
Zeolite segment	5,733,666	5,604,003
All other	11,178,643	1,808,287
Total assets	$153,925,669	$34,642,602

Total capital expenditures by segment were as follows:

	Year ended December 31,
Capital expenditures	2025	2024
Antimony segment	$17,531,135	$81,405
Zeolite segment	519,793	291,016
All other	9,757,557	58,175
Total capital expenditures	$27,808,485	$430,596

The zeolite segment’s capital expenditures for the year ended December 31, 2024 excludes $402,722 related to a wheel loader purchased with a note payable.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected segment operational information were as follows:

Year ended December 31, 2025	Antimony	Zeolite	All Other	Total
Total revenues	$35,900,173	$3,357,535	$—	$39,257,708
Depreciation and amortization	696,645	413,260	56,674	1,166,579
Loss from operations	(3,758,111)	(1,296,821)	(3,403,933)	(8,458,865)
Other income				4,119,339
Income tax expense				—
Net loss				$(4,339,526)

Year ended December 31, 2024	Antimony	Zeolite	All Other	Total
Total revenues	$11,996,287	$2,941,675	$—	$14,937,962
Depreciation and amortization	705,047	364,209	16,491	1,085,747
Income (loss) from operations	977,127	(2,616,177)	(751,762)	(2,390,812)
Other income				660,408
Income tax expense				—
Net loss				$(1,730,404)

NOTE 16 – SUBSEQUENT EVENTS

Radersburg Facility Acquisition

On January 16, 2026, the Company completed the acquisition of a fully operational flotation and concentration facility located in Radersburg, Montana for total cash consideration of $4.8 million. The Radersburg property, located approximately 250 miles from the Company’s Thompson Falls smelting operations, is expected to enhance midstream processing capacity and further vertically integrate the Company’s domestic antimony supply chain. Management has budgeted approximately $2 million in capital expenditures to modernize equipment and add a laboratory, with the goal of optimizing operational efficiencies and mineral recovery rates.

Joint Venture Agreement

On February 10, 2026, the Company entered into a joint venture agreement with Americas Gold and Silver Corporation (“Americas”) to construct and operate a new, state-of-the-art hydrometallurgical processing facility. The joint venture will be owned 51% by Americas and 49% by the Company, with the Company serving as managing member. Under the terms of the agreement, Americas will contribute the project site and existing infrastructure, while the Company will contribute its proprietary North American hydrometallurgical processing technology and technical expertise. Capital contributions for the facility’s construction are expected to be funded pro-rata based on ownership interests, unless otherwise agreed. Primary site-level environmental and operating permits have been obtained, while construction permits are pending.

Common stock warrants

In January 2026, the Company issued 1,563,643 shares of common stock and received gross proceeds of $994,811 related to the exercise of warrants, based on a weighted average exercise price of $0.64 per share.

Resolution of Mexico Tax Assessment

In January 2026, the TFJA issued a final judgment in favor of the Company with respect to the SAT’s reassessment of USAMSA’s 2013 income tax return as described above in more detail under Note 12—Income and Other Taxes. As a result of this final judgment, the matter is resolved with no amounts due from the Company. This resolution had no impact on the Company’s consolidated financial statements, as no liability had been recorded in connection with this matter.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase of Thompson Falls, Montana Surface Rights

In March 2026, the Company paid $320,000 to acquire the surface rights related to a patented lode mining claim located in Thompson Falls, Montana.

Acquisition of Mining Claims

In January 2026, the Company paid $1.3 million to purchase mining claims located in the Koyukuk Mining District of Alaska that are prospective for antimony and gold. This agreement does not require the Company to make any royalty payments.

Acquisition of Royalty Agreement Interest

In January 2026, the Company paid approximately $108,000 to buy back 1% of the net smelter royalty associated with the Fostung Properties.

Sales of Common Stock

During March 2026, the Company sold 126,436 shares of its common stock in “at the market offerings” and received gross proceeds of $1,426,183 based on a weighted average price of $11.28 per share.

Department of War Funding Award

On March 5, 2026, the Company announced that it had been awarded $27.0 million by the U.S. Department of War under Title III of the Defense Production Act to fund the expansion and modernization of the Company’s domestic antimony production capabilities. Funds will be awarded to the Company as established project milestones are met.

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

Management assessed our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Management of the Company believes that these material weaknesses are more so due to the small size of the Company’s accounting staff. To continue to address this matter, in 2025, the Company hired employees to lead Sarbanes-Oxley compliance, SEC reporting, accounts payable, finance and accounting in Mexico, and information technology. In addition, the Company hired a third-party firm in 2025 to assist with the implementation of new accounting software and to assist with gaining compliance with Sarbanes-Oxley, all of which is expected to be completed in 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain information related to our executive officers and directors as of March 12, 2026:

Name	Age	Position
Gary C. Evans	68	Chairman and CEO (PEO)
Lloyd Joseph Bardswich	81	EVP, Chief Mining Engineer and Director
Richard R. Isaak	58	SVP and Chief Financial Officer (PFO)
John C. Gustavsen	77	President of Antimony Division
Jeffrey R. Fink	41	VP & General Manager of Bear River Zeolite Company
Melissa M. Pagen	50	President of Bear River Zeolite Company
Dr. Blaise Aguirre	61	Director
Joseph A. Carrabba	73	Director
Michael A. McManus	83	Director
General John M. Keane	83	Director
Jon R. Marinelli	57	Director

Business Experience of Executive Officers and Directors

Gary C. Evans – Chairman & CEO – Gary C. Evans joined the Board of Directors in November 2022. Mr. Evans became Chairman of our Board in July 2023 and served as Chairman and Co-CEO from March 2024 to November 2024. Mr. Evans currently serves as our Chairman and CEO since December 2024. He is a serial entrepreneur and transformational leader. The Company is headquartered in Dallas, Texas where Mr. Evans resides.

Mr. Evans is also the Chairman and Chief Executive Officer of Evergreen Sustainable Enterprises, Inc. a “green” publicly held bitcoin mining company that owns a hydroelectric dam located in Costa Rica that serves as the power source for bitcoin mining. The Company is capitalizing on the intersection of sustainable energy and Bitcoin mining. Mr. Evans began investing in certain Bitcoin companies in early 2021 and is now deeply involved in the sector.

Mr. Evans previously led Magnum Hunter Resources Corporation for seven years, a NYSE listed multibillion dollar public energy company specializing in unconventional resource plays predominately in the Appalachian Basin and the Eagle Ford. These assets are now part of Southwestern Energy Co. (NYSE: SWN). Mr. Evans was also founder and CEO of Eureka Hunter Holdings, LLC, a mid-stream gas gathering company transporting and managing over 1 BCF of daily natural gas volumes from wells producing in West Virginia and Ohio on approximately 200 miles of newly constructed pipeline during the similar seven-year period.

Additionally, Mr. Evans previously founded and served as the Chairman and Chief Executive Officer of Magnum Hunter Resources Inc. (MHRI), a NYSE listed company, for twenty years before selling MHRI to Cimarex Energy for approximately $2.2 billion in June 2005. These assets are now part of Coterra Energy, Inc. (NYSE: CTRA). Later that year, Mr. Evans formed Wind Hunter Energy, LLC, a renewable energy company which was subsequently acquired in December 2006 by GreenHunter Energy, Inc., an emerging water resource company focusing on oil field water management and clean water technologies active in the Marcellus and Utica resource plays in Appalachia. As founder, Mr. Evans has served as Chairman and Chief Executive Officer of GreenHunter Energy, Inc. from December 2006 until May 2016, upon the sale of its assets to a private equity fund.

Throughout his career, Mr. Evans has raised various forms of capital on Wall Street that has exceeded $8 billion. Mr. Evans has previously served for 24 years, last serving as an independent director of Novavax Inc., a NASDAQ-listed (“NVAX”) vaccine biotechnology company that successfully reached commercialization of a critical Covid-19 Vaccine Nuvaxovid™ (also known as NVX-CoV2373), along with its Matrix-M™ adjuvant, a deployed malaria vaccine developed in collaboration with The University of Oxford. NVAX reached a market capitalization in excess of $20 billion during the pandemic. Mr. Evans previously also served as Chairman, CEO, and Lead Director of Novavax.

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

Mr. Evans serves on the Board of the Maguire Energy Institute at Southern Methodist University (“SMU”) and has historically lectured at SMU and currently speaks on the current affairs surrounding the antimony industry. Mr. Evans also periodically speaks at various industry conferences, on radio networks, podcasts, and national television programs.

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

Richard R. Isaak – SVP and Chief Financial Officer (PFO) – Richard R. Isaak has served as the Company’s SVP and Chief Financial Officer (PFO) since July 2023. Rick started his career at Ernst & Young as a CPA in the assurance and advisory business services area for 12 years with extensive experience with managing public company audits and SEC reporting primarily for large, multinational companies as well as with information technology audits related to companies in various industries and data centers. After Ernst & Young, Rick served in several senior leadership roles including CFO, Chief Accounting Officer, Controller, Treasurer, and Head of Investor Relations at four different companies over 20 years. In these senior level roles, Rick was very involved with strategic planning and execution and led large, company-wide transformational projects both domestically and internationally including projects in finance, operations, real estate, treasury, investor relations, and shared services.

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

Jeffrey Fink – VP & General Manager of Bear River Zeolite Company – Jeffrey Fink has served as VP & General Manager of Bear River Zeolite Company since January 2024. He recently worked at Enviva Biomass as Regional Director of Operations, responsible for all aspects of manufacturing operations for three pellet manufacturing mills with about 300 employees. Prior to Enviva, Jeff was Vice President of Operations at US Minerals where he led all manufacturing operations at five plants located throughout the U.S. Accomplishments included reducing direct per ton production costs and closing unprofitable businesses. Jeff holds a degree in Mechanical Engineering (Magna Cum Laude) and a master’s in business administration, both from Virginia Tech University. He also holds several relevant industry licenses.

Melissa Pagen – President & COO of Bear River Zeolite Company – Melissa Pagen was named President of Bear River Zeolite Company in January 2026. Prior to that, she served as SVP, Corporate Development and Governmental Relations since May 2024 and also served the Company with consulting services from April 2023 through December 2023. Ms. Pagen built over twenty years of professional and executive experience in managerial and officer positions in several industries and in both the private and public sectors with a demonstrated history in consumer goods, business development, investor relations, and industrial technologies within both the energy sector and water treatment sector. From 2019 to 2024, Melissa worked as Senior Vice President of Corporate Development under the leadership of Gary C. Evans at Evergreen Sustainable Enterprises, Inc. where she managed all marketing and investor relations, developed data center projects across the U.S. through relationships with utilities and private landowners, and branded, trademarked, and launched two consumer goods product lines. Melissa holds a BA from the University of California, Los Angeles (summa cum laude) with an emphasis in writing.

Dr. Blaise Aguirre – Director – Dr. Blaise Aguirre, who joined the Board of Directors in August 2019, is an Assistant Professor of Psychiatry at Harvard Medical School and is the founding Medical Director of 3East at McLean Hospital in Belmont, Massachusetts.

In 2011, Dr. Aguirre was elected to the Board of Directors at Investors Capital Holdings, Ltd, and remained on the board until it was sold to RCS Capital Corporation. In addition, Dr. Aguirre sits on the boards of various privately held companies. He has developed and maintained relationships with institutional money managers, venture capitalists, angel investors and has developed expertise as a small cap stock analyst as a broker with series 7 and 63 securities licenses. He received his Medical Doctor’s degree in 1989 from the University of Witwatersrand, Johannesburg, South Africa, and performed his residency at Boston University School of Medicine from 1991 to 1994.

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

General John M. (“Jack”) Keane – Director – General Jack Keane is a foreign policy and national security authority who provides nationwide analysis and commentary in speeches, articles, congressional testimony and through several hundred television and radio interviews annually. He serves as an advisor to presidents, cabinet officials, members of congress, international leaders, CEOs and business leaders. He is the Chairman of the Institute for the Study of War, a member of the prestigious Secretary of Defense Policy Board, having advised four Defense Secretaries and a member of the 2018 and 2022 Congressional Commission on the National Defense Strategy.

General Keane, a four-star general, completed 37 years of public service in December 2003, culminating in his appointment as acting Chief of Staff and Vice Chief of Staff of the U.S. Army. As the chief operating officer of the Army for over 4 years, he directed 1.5 million soldiers and civilians in 120 countries, with an annual operating budget of $110 Billion. General Keane was in the Pentagon on 9/11 and provided oversight and support for the wars in Afghanistan and Iraq. General Keane is a career infantry paratrooper, a combat veteran of the Vietnam War decorated for valor, who spent much of his military life in operational commands, including command of the famed 101st Airborne Division (Air Assault) and the legendary 18th Airborne Corps, the Army’s largest warfighting organization. General Keane holds a bachelor’s degree from Fordham University and a master’s degree from Western Kentucky University. He is a graduate of the Army War College and the Army Command and General Staff College. Among his awards, General Keane was the first military leader to be honored with the Ronald Reagan Peace Through Strength Award and the prestigious Bradley Prize. In March of 2020, General Keane was presented with the Presidential Medal of Freedom at the White House. General Keane’s numerous military service medals and citations include two Defense and two Army Distinguished Service Medals, five Legions of Merit, the Silver Star, Bronze Star, three Vietnam Service medals, Combat Infantryman Badge, Master Parachutist Badge and Ranger Tab.

Jon R. Marinelli – Director – Jon R. Marinelli is a seasoned financial executive and investment professional with more than 25 years of experience in capital markets, M&A, and strategic advisory roles, and has an early-career background in technology. He is the Founder and currently Principal of 1042 Capital Partners, where he manages public and private investments. Previously, he spent over 15 years at BMO Capital Markets where he served as Group Head and Managing Director of U.S. Energy. Before that he held senior roles in Deutsche Bank’s Global Banking-Natural Resources Group, the successor to Bankers Trust. Over his career, Mr. Marinelli has advised on more than $285 billion in M&A, public and private equity, and debt transactions. He holds an MBA from Rice University and a BS from Miami University.

Legal Proceedings

We are not aware of any involvement by our directors or executive officers during the past ten years in legal proceedings that are material to an evaluation of the ability or integrity of any director or executive officer.

Corporate Governance

Our Board directs the management of our business and affairs and conducts its business through meetings of the Board and standing committees. We have a standing audit committee, compensation committee, nominating and corporate governance committee, and finance committee. The Board has determined that five of our seven directors, Blaise Aguirre, Joseph Carrabba, Michael McManus, General Jack Keane, and Jon Marinelli are “independent” within the meaning of applicable NYSE and SEC standards for service on the Board of an NYSE listed company. During the year ended December 31, 2025, the Board of Directors held eight meetings. In November 2025, the Board appointed Jon Marinelli, who has extensive experience in investment banking and capital markets, as an independent director. The Board subsequently approved the formation of a Finance Committee, which will be established in 2026, with Mr. Marinelli expected to serve as Chair.

Audit Committee

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the requirements of the NYSE. The Audit Committee consists of Michael McManus, Blaise Aguirre, and Joseph Carrabba, each of whom is independent (in accordance with Rule 10A-3 of the Exchange Act and the requirements of Section 303A of the NYSE Company Guide) and financially sophisticated (pursuant to the requirements of Section 303A.07 of the NYSE Company Guide). Mr. McManus satisfies the requirement of an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K.

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

During the fiscal year ended December 31, 2025, the Audit Committee met four times. A copy of the Audit Committee charter is available on our website at www.usantimony.com.

Compensation Committee

Our Compensation Committee is composed of the following directors, each of whom is independent (under Section 303A of the NYSE Company Guide): Joseph Carrabba, Blaise Aguirre, Jon R. Marinelli, and Michael McManus.

We have a Compensation Committee charter that complies with the requirements of the NYSE. Our Compensation Committee is responsible for considering and authorizing terms of employment and compensation of executive officers and providing advice on compensation structures in the various jurisdictions in which we operate. Our Chief Executive Officer may not be present during the voting determination or deliberations of his or her compensation; however, our Compensation Committee does consult with our Chief Executive Officer in determining and recommending the compensation of directors and other executive officers.

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

During the fiscal year ended December 31, 2025, the Compensation Committee met seven times. A copy of the Compensation Committee charter is available on our website at www.usantimony.com.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is composed of the following directors, each of whom is independent as determined under Section 303A of the NYSE Company Guide: Joseph Carrabba, Michael McManus, and Blaise Aguirre.

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

The Nominating and Corporate Governance Committee considers diversity in the selection of nominees for directors as part of its overall selection strategy. In considering diversity of the Board as a criterion for selecting nominees, the Nominating and Corporate Governance Committee considers various factors and perspectives, including differences of viewpoint, professional experience, education, personal and professional skills and other individual qualities and attributes that contribute to Board heterogeneity, as well as race, gender and national origin. The Nominating and Corporate Governance Committee seeks individuals with leadership experience in many contexts. The Nominating and Corporate Governance Committee believes that this conceptualization of diversity is the most effective means to implement Board diversity. The Nominating and Corporate Governance Committee will assess the effectiveness of this approach as part of its annual review of its charter.

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

During the fiscal year ended December 31, 2025, the Nominating and Corporate Governance Committee met once. A copy of the Nominating and Corporate Governance Committee charter is available on our website at www.usantimony.com.

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

Based solely on our review of copies of Forms 3, 4 and 5 filed with the SEC during or relating to 2025 and written representations provided to the Company, the Company has determined that General Jack Keane and Jon R. Marinelli filed their Forms 3 late in an earlier fiscal period. The Company also determined that Gary C. Evans, Lloyd Joseph Bardswich, Jeffrey R. Fink, and Melissa M. Pagen, filed various Forms 4 late in an earlier fiscal period. All such delinquent reports were subsequently filed.

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

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. We comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for the last two completed fiscal years for our principal executive officer during the year ended December 31, 2025, the two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2025 and whose total compensation for 2025 exceeded $100,000, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2025. These officers are referred to as our named executive officers.

In 2025, our “named executive officers” and their positions were as follows:

●	Gary C. Evans, CEO and Chairman (PEO);
●	Lloyd Joseph Bardswich, EVP, Chief Mining Engineer and Director; and,
●	Richard R. Isaak, SVP, Chief Financial Officer (PFO).

Summary Compensation Table

The following table provides information related to compensation of our named executive officers:

				Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards (1)	Awards (2)	Compensation	Total
Gary C. Evans, Chairman and CEO (3)	2025	$314,769	$330,000	$2,295,000	$2,092,500	$6,219	$5,038,488
	2024	$—	$200,000	$165,000	$120,000	$167,084	$652,084

Lloyd Joseph Bardswich, EVP, Chief Mining Engineer & Director (4)	2025	$150,000	$200,000	$550,800	$627,750	$2,827	$1,531,377
	2024	$12,692	$100,000	$110,000	$80,000	$89,167	$391,859

Richard R. Isaak, SVP, Chief Financial Officer (5)	2025	$192,462	$170,000	$550,800	$558,000	$3,853	$1,475,115
	2024	$174,635	$150,000	$44,000	$64,000	$—	$432,635
(1)

The value represents the aggregate grant date fair value of Restricted Stock Units as computed in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. For information on the valuation assumptions used in calculating the grant-date fair value of the awards reported in this column, refer to Note 14, Stockholders’ Equity of the footnotes to the Company’s consolidated financial statements included in this 2025 Form 10-K.

(2)

The value represents the aggregate grant date fair value of stock options as computed in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. For information on the valuation assumptions used in calculating the grant-date fair value of the options reported in this column, refer to Note 14, Stockholders’ Equity of the footnotes to the Company’s consolidated financial statements included in this 2025 Form 10-K.

(3)	All other compensation in 2025 represents the Company’s contribution to the employee 401(k) retirement plan. All other compensation in 2024 represents fees paid for board service.
(4)	All other compensation in 2025 represents the Company’s contribution to the employee 401(k) retirement plan. All other compensation in 2024 represents fees paid for board service.

(5)	All other compensation in 2025 represents the Company’s contribution to the employee 401(k) retirement plan.

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

The following table provides information related to outstanding equity awards of our named executive officers as of December 31, 2025:

	Number of			Number of	Value of
	Securities			Shares or	Shares or
	Underlying			Units of	Units of
	Unexercised	Option	Option	Stock that	Stock that
	Options (#)	Exercise	Expiration	have not	have not
Name and Principal Position	unexercisable	Price ($)	Date	Vested (#)	Vested ($)
Gary C. Evans, Chairman and CEO	500,000	$0.22	3/1/2027	250,000	$1,255,000
	750,000	$2.57	5/27/2035	500,000	$2,510,000
Lloyd Joseph Bardswich, EVP, Chief Mining Engineer & Director	333,333	$0.22	3/1/2027	166,666	$836,663
	225,000	$2.57	5/27/2035	120,000	$602,400
Richard R. Isaak, SVP, Chief Financial Officer	266,667	$0.22	3/1/2027	66,667	$334,668
	200,000	$2.57	5/27/2035	120,000	$602,400

Equity Award Timing

The Board and compensation committee are responsible for approving stock grants for executive officers. Stock awards are typically granted at the start of employment with the Company and after the end of the calendar year. The purpose of these stock grants is to set performance expectations for the executive officer over the next several years for the financial and operational success of the Company, thereby advancing the Company’s interests and the interests of the Company’s shareholders. One of the Board and Compensation Committee’s considerations when approving stock grants is reviewing the timing of the grant in relation to potential upcoming events, especially if the potential event involves material nonpublic information. The intention of the Board and compensation committee is to avoid having disclosure of material nonpublic information affect the value of the stock grant. During the year ended December 31, 2025, stock grants were not awarded to a named executive officer in close proximity to a filing with the Securities and Exchange Commission that disclosed material nonpublic information.

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

Compensation of Directors

The following table provides information related to compensation of our directors for the year ended December 31, 2025:

	Fees Earned or
Name	Paid in Cash	Stock Awards (1)	Option Awards (1)	Total
Dr. Blaise Aguirre, Director	$124,000	$175,274	$69,564	$368,838
Joseph A. Carrabba, Director	$140,000	$175,274	$69,564	$383,338
Michael A. McManus, Director	$137,500	$175,274	$69,564	$382,338
General John M. Keane, Director	$34,780	$290,532	$115,258	$440,570
Jon R. Marinelli, Director	$9,181	$149,995	$74,999	$234,175
(1)

The amounts reported in the ‘Stock Awards’ and ‘Option Awards’ columns reflect the aggregate grant date fair value of awards granted during 2025, computed in accordance with FASB ASC Topic 718. As of December 31, 2025, the aggregate number of unvested stock awards and the aggregate number of option awards (vested and unvested) held by each non-employee director were as follows:

	Aggregate	Aggregate
	Unvested Stock	Unexercised
Name	Awards	Option Awards
Dr. Blaise Aguirre, Director	128,801	534,100
Joseph A. Carrabba, Director	87,133	284,100
Michael A. McManus, Director	128,801	367,433
General John M. Keane, Director	68,200	34,100
Jon R. Marinelli, Director	24,509	15,182

The fees earned by our directors follow the results of a study prepared an independent firm using peer data, among other things, to determine market pay for our directors and can be calculated as follows: $65,000 annual retainer for each Board member, $70,000 additional annual retainer for the chairman, $30,000 additional annual retainer for the lead director, which the Board does not have at this time, $20,000, $15,500, $13,500, and $13,500 additional annual retainers for the chairs of the audit, finance, compensation, and nominating and governance committees, respectively, $10,000, $7,500, $7,500, and $5,000 additional annual retainer for each member of the audit, finance, compensation, and nominating and governance committees, respectively, $2,500 for each Board member for attending each Board meeting, $2,000 for the audit committee chair for attending each audit committee meeting, $1,500 for the finance committee chair for attending each finance committee meeting $1,500 for each audit committee member for attending each audit committee meeting, $1,500 for each finance committee member for attending each finance committee meeting, and $1,500 for each compensation and nominating and governance committee chair and member for attending each compensation and nominating and governance committee meeting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 12, 2026 by (i) each person who is known by us to beneficially own more than 5% of our Series B and C preferred stock or common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise stated, each person’s address is c/o United States Antimony Corporation, 4438 W. Lovers Lane, Unit 100, Dallas, Texas 75209.

		Amount and
		Nature of			Percent of
Title of Class of	Name and Address of	Beneficial		Percent of	Voting
Stock	Beneficial Owner (1)	Ownership		Class (1)	Stock (1)
More than 5% owners:
Common Stock	State Street Corporation, One Congress Street, Suite 1, Boston, MA 02114	7,669,026		5.3%	5.3%
Common Stock	The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355	7,436,911		5.2%	5.2%
Common Stock	Creative Planning, LLC, 5454 W. 110th Street Overland Park, KS 66211	7,435,101		5.2%	5.2%
Series B Preferred	Excel Mineral Company, P.O. Box 3800 Santa Barbara, CA 93130	750,000	(2)	100.0%	N/A
Series C Preferred	Walter Maquire, Sr., PO Box 129, Keller, VA 23401	49,091	(3)	27.6%	—%
Series C Preferred	Richard A. Woods, 59 Penn Circle West Penn Plaza Apts. Pittsburgh, PA 15206	48,305	(3)	27.2%	—%
Series C Preferred	Dr. Warren A. Evans, 69 Ponfret Landing Road Brooklyn, CT 06234	48,305	(3)	27.2%	—%
Series C Preferred	Edward Robinson, 1007 Spruce Street, 1st floor Philadelphia, PA 19107	32,203	(3)	18.1%	—%
Directors and Executive Officers:
Common Stock	Dr. Blaise Aguirre	912,669		0.6%	0.6%
Common Stock	Lloyd Joseph Bardswich	1,065,210		0.7%	0.7%
Common Stock	Joseph A. Carrabba	321,034		0.2%	0.2%
Common Stock	Gary C. Evans	3,629,565		2.5%	2.5%
Common Stock	Jeffrey Fink	147,590		0.1%	0.1%
Common Stock	John C. Gustavsen	665,375		0.5%	0.5%
Common Stock	Richard R. Isaak	598,220		0.4%	0.4%
Common Stock	General John M. Keane	—		—%	—%
Common Stock	Jon R. Marinelli	—		—%	—%
Common Stock	Michael A. McManus	788,601		0.5%	0.5%
Common Stock	Melissa M. Pagen	163,829		0.1%	0.1%
Common Stock	All Directors and Executive Officers as a Group	8,292,093		5.7%	5.7%
Common and Preferred Voting Stock	All Directors and Executive Officers as a Group	8,292,093		5.7%	5.7%
(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, which includes the power to dispose of or to direct the disposition of the security or the right to acquire such powers within 60 days. In computing the number of shares of our common stock beneficially owned by a person or entity and the percentage ownership, we deem outstanding shares of our stock subject to options, warrants or other rights held by that person or entity that are currently exercisable or exercisable within 60 days of March 12, 2026. We do not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise indicated, and subject to applicable community property laws, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them. “Percent of Class” is based on 143,371,936 shares of common stock, 750,000 shares of Series B Preferred Stock and 177,904 shares of Series C Preferred Stock outstanding on March 12, 2026. “Percent of Voting Stock” is based on 143,549,840 shares, which is the total of all the common stock issued and all Series C Preferred Stock outstanding at March 12, 2026.
(2)	The outstanding Series B preferred shares carry voting rights only if the Company is in default in the payment of declared dividends. The Board of Directors has not declared any dividends as due and payable for the Series B preferred stock.
(3)	The outstanding Series C preferred shares carry voting rights equal to the same number of shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes equity compensation plans that were approved by our shareholders and equity compensation plans that were not approved by our shareholders as of December 31, 2025:

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan category	warrants and rights	warrants and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	5,635,748	$1.21	12,000,276
Equity compensation plans not approved by shareholders	—	—	—
	5,635,748	$1.21	12,000,276

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below, there were no transactions during 2025, and there are no currently proposed transactions, in which we were a party to and in which any director, executive officer or beneficial owner of five percent (5%) or more of any class of our voting securities or relatives of our directors, executive officers or five percent (5%) beneficial owners had a direct or indirect material interest.

Effective March 1, 2026, the Company hired Angel Beltran, the son-in-law of Gary C. Evans, the Company’s Chairman and Chief Executive Officer, in a position within the Company’s antimony operations. Mr. Beltran’s compensation is consistent with that of other employees with similar responsibilities and experience.

Item 14. Principal Accountant Fees and Services

Principal Accounting Fees and Services

The aggregate fees billed by Assure CPA, LLC (“Assure CPA”) for professional services rendered to us were as follows:

	Years ended December 31,
	2025	2024
Audit Fees (1)	$181,006	$175,219
Audit-Related Fees(2)	13,725	7,825
Tax Fees (3)	41,142	19,075
All Other Fees (4)	1,787	10,400
Total	$237,660	$212,519

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees relate to services for stock registrations.
(3)	Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.
(4)	All other fees consist of services on our legal entity structure and potential acquisitions.

Pre-Approval Policy

Our Board and Audit Committee review and approve audit and permissible non-audit services performed by Assure CPA, as well as the fees charged by Assure CPA for such services. In its review of non-audit service fees and its appointment of Assure CPA as our independent accountants, the Board considered whether the provision of such services is compatible with maintaining Assure CPA independence. All services provided by Assure CPA in 2025 and 2024 were pre-approved by the Board and the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. EXHIBITS

The exhibits listed in (b) below are filed as part of this Annual Report and incorporated herein by reference.

(b) Exhibits:

Exhibit Number	Description
3.1	Certificate of Formation (incorporated by reference as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on August 28, 2025).
3.2	Bylaws (incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2025).
4.1*	Description of Securities
4.2	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on Form 8-K on February 2, 2021).
4.3	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on Form 8-K on July 27, 2020).
10.1 *	Operating Agreement of US Americas Refining JV, LLC (Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K)
10.2*	Compensation Committee Charter
14.1*	Code of Ethics
14.2 *	Code of Conduct
19 *	Insider Trading Policy (included in Exhibit 14.1)
21.1 *	Subsidiaries of the Company
23.1 *	Consent of Independent Registered Public Accounting Firm, Assure CPA, LLP
31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
95 *	Mine Safety Disclosure
97 *	United States Antimony Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION
(Registrant)

By:	/s/ Richard R. Isaak	Date: March 19, 2026
Richard R. Isaak
SVP and Chief Financial Officer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gary C. Evans	Date:	March 19, 2026
Gary C. Evans, Chairman and CEO (principal executive officer)

By:	/s/ Lloyd Joseph Bardswich	Date:	March 19, 2026
Lloyd Joseph Bardswich, Executive Vice President, Chief Mining Engineer and Director

By:	/s/ Richard R. Isaak	Date:	March 19, 2026
Richard R. Isaak, SVP and Chief Financial Officer (principal financial officer and principal accounting officer)

By:	/s/ Rachel Hubert	Date:	March 19, 2026
Rachel Hubert, Controller

By:	/s/ Dr. Blaise Aguirre	Date:	March 19, 2026
Dr. Blaise Aguirre, Director

By:	/s/ Joseph A. Carrabba	Date:	March 19, 2026
Joseph A. Carrabba, Director

By:	/s/ General John M. Keane	Date:	March 19, 2026
General John M. Keane, Director

By:	/s/ Jon R. Marinelli	Date:	March 19, 2026
John R. Marinelli, Director

By:	/s/ Michael A. McManus	Date:	March 19, 2026
Michael A. McManus, Director