Form 10-Q
period 2026-03-31
UNITED STATES ANTIMONY CORP
filed 2026-05-14
CIK 101538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, there were 148,185,622 shares outstanding of the registrant’s $0.01 par value common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,220,400	$30,494,320
Investment in debt securities held to maturity	4,620,170	4,577,706
Accounts receivable, net	2,512,957	4,213,305
Government grant receivable	12,848,246	—
Inventories	22,026,820	12,522,009
Prepaid expenses and other current assets	734,552	434,842
Note receivable	2,445,762	2,500,000
Total current assets	48,408,907	54,742,182
Property, plant and equipment, net	46,668,672	42,374,839
Operating lease right-of-use assets	38,223	48,106
Investment in debt securities held to maturity - noncurrent	15,922,926	15,773,251
Investment in equity securities	36,432,898	40,494,328
Investment in joint venture	83,874	—
Restricted cash for reclamation bonds	163,778	162,756
Other assets, net	330,207	330,207
Total assets	$148,049,485	$153,925,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,672,375	$6,924,518
Accrued liabilities	3,388,210	2,937,842
Accrued liabilities - directors	140,958	143,931
Current portion of operating lease liabilities	27,477	34,103
Current portion of long-term debt	138,140	136,942
Total current liabilities	13,367,160	10,177,336
Operating lease liabilities, net of current portion	10,746	14,003
Long-term debt, net of current portion	23,495	58,483
Asset retirement obligations	2,753,172	2,720,658
Total liabilities	16,154,573	12,970,480
COMMITMENTS AND CONTINGENCIES (Note 5,9,15)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 50,000,000 shares authorized:
Series A - no shares issued and outstanding	—	—
Series B - 750,000 shares issued and outstanding (liquidation preference $984,375 and $982,500, respectively)	7,500	7,500
Series C - 177,904 shares issued and outstanding (liquidation preference $97,847 both periods)	1,779	1,779
Series D - no shares issued and outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 143,738,970 and 140,042,270 shares issued, respectively	1,437,390	1,400,423
Treasury stock (699,605 and 149,639 shares of common stock at cost, respectively)	(6,372,556)	(574,153)
Additional paid-in capital	193,603,838	185,608,189
Accumulated deficit	(56,783,039)	(45,488,549)
Total stockholders’ equity	131,894,912	140,955,189
Total liabilities and stockholders’ equity	$148,049,485	$153,925,669

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2026	2025

Revenues	$6,784,069		$7,000,005
Cost of revenues	5,674,602		4,628,275
Gross profit	1,109,467		2,371,730
Operating expenses:
General and administrative	1,331,969		550,595
Salaries and benefits	5,879,794		1,000,555
Professional fees	1,281,131		382,036
Gain on sale or disposal of property, plant and equipment, net	(1,900)		(500)
Other operating expenses	135,668		81,052
Total operating expenses	8,626,662		2,013,738
Income (loss) from operations	(7,517,195)		357,992
Other income (expense), net:
Interest and investment income	328,288		192,156
Unrealized loss on investment in equity securities	(4,061,430)		—
Other miscellaneous expense, net	(28,027)		(3,624)
Total other income (expense), net	(3,761,169)		188,532
Income (loss) before income taxes and equity in losses of joint venture	(11,278,364)		546,524
Income tax expense	—		—
Income (loss) before equity in losses of joint venture	(11,278,364)		546,524
Equity in losses of joint venture	(16,126)		—
Net income (loss)	(11,294,490)		546,524
Preferred dividends	(1,875)		(1,875)
Net income (loss) available to common shareholders	$(11,296,365)		$544,649

Net income (loss) per share:
Basic	$(0.08)	$	nil
Diluted	$(0.08)	$	nil
Weighted average shares outstanding:
Basic	141,612,253		113,703,415
Diluted	141,612,253		122,394,861

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the three months ended March 31, 2026 and 2025

	Preferred Stock		Common stock
					Additional			Total
					Paid-In	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity
Balance - December 31, 2025	927,904	$9,279	140,042,270	$1,400,423	$185,608,189	$(45,488,549)	$(574,153)	$140,955,189
Net loss	—	—	—	—	—	(11,294,490)	—	(11,294,490)
Share-based compensation	—	—	—	—	4,833,965	—	—	4,833,965
Issuance of common stock under equity incentive plan	—	—	2,006,621	20,066	844,327	—	(5,798,403)	(4,934,010)
Issuance of common stock for cash, net of issuance costs	—	—	126,436	1,264	1,338,182	—	—	1,339,446
Issuance of common stock upon exercise of warrants	—	—	1,563,643	15,637	979,175	—	—	994,812
Balance - March 31, 2026	927,904	$9,279	143,738,970	$1,437,390	$193,603,838	$(56,783,039)	$(6,372,556)	$131,894,912

	Total Preferred Stock		Common stock
					Additional		Total
					Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2024	927,904	$9,279	112,951,317	$1,129,512	$68,610,905	$(41,149,023)	$28,600,673
Net income	—	—	—	—	—	546,524	546,524
Share-based compensation	—	—	—	—	245,384	—	245,384
Issuance of common stock under equity incentive plan	—	—	1,101,231	11,013	(11,013)	—	—
Issuance of common stock for cash, net of issuance costs	—	—	1,107,923	11,079	2,381,238	—	2,392,317
Issuance of common stock upon exercise of warrants	—	—	948,750	9,488	796,950	—	806,438
Balance - March 31, 2025	927,904	$9,279	116,109,221	$1,161,092	$72,023,464	$(40,602,499)	$32,591,336

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,294,490)	$546,524
Adjustments to reconcile income (loss) to net cash used in operating activities:
Depreciation and amortization	410,459	281,970
Accretion of asset retirement obligation	32,514	19,483
Noncash operating lease expense	—	146,962
Share-based compensation	4,833,965	245,384
Accretion income from investment in debt securities held to maturity	(192,139)	—
Paid-in-kind interest from notes receivable	(45,762)	—
Gain on sale or disposal of property, plant and equipment, net	(1,900)	(500)
Equity in losses of joint venture	16,126	—
Write-down of inventory to net realizable value	161,456	—
Change in allowance for credit losses	156	—
Unrealized loss on investment in equity securities	4,061,430	—
Changes in operating assets and liabilities:
Accounts receivable	1,700,192	(816,722)
Inventories	(9,666,267)	(2,745,387)
Prepaid expenses and other current assets	(299,710)	(23,428)
IVA receivable and other assets	—	(267,993)
Accounts payable	(2,223,094)	1,660,372
Accrued liabilities	450,368	(757,919)
Accrued liabilities – directors	(2,973)	(18,037)
Net cash used in operating activities	(12,059,669)	(1,729,291)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	(100,000)	—
Proceeds from note receivable principal payment	100,000	—
Proceeds from sales of property, plant and equipment	1,900	500
Purchases of property, plant and equipment	(12,581,587)	(862,511)
Net cash used in investing activities	(12,579,687)	(862,011)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(33,790)	(32,632)
Proceeds from exercises of stock options	48,624	—
Treasury stock acquired	(4,982,634)	—
Proceeds from issuance of common stock, net of issuance costs	1,339,446	2,392,317
Proceeds from exercise of warrants	994,812	806,438
Net cash (used in) provided by financing activities	(2,633,542)	3,166,123
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(27,272,898)	574,821
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	30,657,076	18,270,898
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,384,178	$18,845,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$1,699	$2,937
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Recognition of operating lease liability and right-of-use asset	$—	$63,416
Property and equipment included in accounts payable	$4,970,951	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

NOTE 1 - NATURE OF OPERATIONS

United States Antimony Corporation and its subsidiaries in the U.S., Mexico, and Canada (“USAC,” the “Company,” “Our,” “Us,” or “We”) sell antimony, zeolite, and precious metals primarily in the U.S. and Canada. The Company mines, purchases and processes ore primarily into antimony oxide, antimony metal ingots, antimony trisulfide, and precious metals, primarily gold and silver, at its facilities located in Montana and Mexico. Antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Antimony metal ingots are used in bearings, storage batteries, and ordnance. Antimony trisulfide is used as a primer in ammunition. The Company also recovers precious metals, primarily gold and silver, at its Montana facility from third party ore. At its Bear River Zeolite (“BRZ”) facility located in Idaho, the Company mines and processes zeolite, a group of industrial minerals used in water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, soil amendment and fertilizer, and other miscellaneous applications. Beginning in 2024 and continuing in 2025 and 2026, the Company has acquired mining claims, real properties (patented claims) and leases located in Alaska, Montana and Ontario, Canada all of which are prospective for both antimony ore and other critical minerals. The antimony discovered has the potential to increase antimony ore throughput at the Company’s facilities, reduce the cost of third-party antimony ore purchases, expand the Company’s product offerings and diversify its mineral portfolio. The Company has also recently entered into an agreement to acquire exploration rights for mining properties located in the southeastern United States.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026, and its results of operations and cash flows for the three months ended March 31, 2026 and 2025. The Condensed Consolidated Balance Sheet as of December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

These unaudited interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 19, 2026.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three-month period ended March 31, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period’s presentation. These reclassifications have no effect on the results of operations, stockholders’ equity or cash flows as previously reported.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

Investment in Joint Venture

In February 2026, the Company entered into a joint venture (“JV”) agreement with Americas Gold and Silver Corporation (“Americas”) to construct and operate a hydrometallurgical processing facility. The JV is owned 51% by Americas and 49% by the Company. Because governance is shared through a management committee with equal representation and all significant decisions require unanimous approval, the Company does not have a controlling financial interest, however it does have the ability to exercise significant influence. As a result, the Company accounts for its investment in the JV under the equity method of accounting.

Under the equity method, the initial investment is recorded at cost and subsequently adjusted for the Company’s proportionate share of the JV’s net income or loss, additional capital contributions, and distributions received. The Company’s share of the JV’s results is recognized in “Equity in earnings (losses) of joint venture” in the Condensed Consolidated Statements of Operations, and the investment is presented within noncurrent assets on the Condensed Consolidated Balance Sheets. The Company periodically reassesses whether it has a controlling financial interest in the JV and evaluates the investment for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Recent Accounting Pronouncements

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants by Business Entities. This ASU provides guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. Under the new guidance, government grants are recognized when there is reasonable assurance that the Company will comply with the conditions of the grant and that the grant will be received. Grants related to income are presented either as other income or as a reduction of the related expense, while grants related to assets are recorded either as deferred income or as a reduction of the carrying amount of the related asset. The guidance in this ASU is effective for fiscal years beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If a business entity adopts the amendments in this ASU in an interim reporting period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. The Company early adopted this guidance effective January 1, 2026. See NOTE 8 – GOVERNMENT GRANT for further details.

The Company does not believe that issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on its condensed consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net income (loss) per share for the periods presented:

	Three months ended March 31,
	2026	2025
Numerator:
Net income (loss)	$(11,294,490)		$546,524
Preferred dividends	(1,875)		(1,875)
Net income (loss) available to common shareholders	$(11,296,365)		$544,649
Denominator:
Weighted average shares - basic	141,612,253		113,703,415
Add - dilutive effect of stock options	—		2,447,536
Add - dilutive effect of RSUs	—		1,090,270
Add - dilutive effect of warrants	—		5,153,640
Weighted average shares - diluted	141,612,253		122,394,861
Net income (loss) per share:
Basic	$(0.08)	$	nil
Diluted	$(0.08)	$	nil

The following table summarizes potentially dilutive common stock equivalents that were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

	Three months ended March 31,
	2026	2025
Warrants	1,270,250	—
Stock options and RSU awards	8,056,593	1,460,833
Total possible share dilution	9,326,843	1,460,833

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

March 31, 2026

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

The carrying amount of cash and cash equivalents approximates fair value because of its short-term nature. The estimated fair values of investments in debt securities held to maturity were based on Level 2 inputs. The carrying amount of restricted cash for reclamation bonds and the note receivable approximate fair value based on their contractual terms. The fair value of the Company’s debt is estimated to be face value based on the contractual terms of the underlying debt arrangements and market-based expectations. The Company’s investment in equity securities is classified as a Level 1 fair value measurement because it is valued each reporting period using readily available quoted market prices from the Australian Securities Exchange.

NOTE 5 – REVENUE

Products consist of the following:

●	Antimony: includes antimony oxide, antimony metal ingots, and antimony trisulfide.
●	Zeolite: includes coarse and fine zeolite crushed in various product sizes.
●	Precious metals: includes unrefined and refined gold and silver.

Sales by product were as follows:

	Three months ended March 31,
	2026	2025
Antimony	$5,554,943	$5,925,848
Zeolite	1,015,913	1,094,696
Precious metals	213,213	(20,539)
Total revenues	$6,784,069	$7,000,005

Domestic and foreign revenues were as follows:

	Three months ended March 31,
	2026	2025
Domestic	$6,426,137	$6,901,327
Canada	357,932	98,678
Total revenues	$6,784,069	$7,000,005

The Company’s trade accounts receivable balance related to contracts with customers was $2,512,957 at March 31, 2026 and $4,213,305 at December 31, 2025, which is net of an allowance for credit losses of $1,065 and $909 at March 31, 2026 and December 31, 2025, respectively. The Company’s products do not involve any warranty agreements and product returns are not typical.

In September 2025, the Company secured a five-year, sole-source Indefinite Delivery, Indefinite Quantity (IDIQ) contract with the U.S. Defense Logistics Agency (DLA) Strategic Materials, which is responsible for managing the National Defense Stockpile (NDS). The contract, with a maximum value of $245 million, is for the sale of antimony metal ingots (99.65% purity) to replenish the NDS through September 2030. Pricing is determined at the time each delivery order is placed based on prevailing market rates and each shipment will represent a separate performance obligation satisfied at a point in time. As a result, revenue will be recognized when each shipment of antimony metal ingots is delivered to the DLA’s depot and formally accepted by the government. Subsequent to entering into this agreement, the Company received sales orders pursuant to this contract totaling approximately $12 million. During the three months ended March 31, 2026, no revenue was recognized under this contract.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

In November 2025, the Company executed a five-year sales agreement with a new industrial customer for the sale of antimony trioxide. After completing the monthly delivery schedule through December 2026 specified in the agreement, subsequent deliveries, pricing (pursuant to semiannual market-based adjustments), and volume commitments are subject to mutual written agreement every six months. During the three months ended March 31, 2026, the Company recognized $2.7 million of revenue related to this contract.

In 2025, as part of an agreement with an international supplier for the purchase of antimony that meets specified quality standards over a period of approximately 36 months, the Company extended a promissory note to the supplier for $2,500,000. The interest rate on the note was the lesser of the highest non-usurious rate of interest, if any, permitted by applicable law or 10.0%. In March 2026, the supplier made an initial principal payment of $100,000 on the note, and the Company recognized $45,762 of paid-in-kind interest income. On April 1, 2026, the note was amended and restated, with an outstanding principal balance of $2,486,524 that included accrued interest of $40,762. The amended note bears interest at the lesser of the highest non-usurious rate of interest permitted by law or 10.0% per annum. Pursuant to the amended terms, the note requires monthly principal payments of $100,000, plus accrued interest, beginning July 1, 2026, with the remaining outstanding balance due at maturity on December 31, 2026. The amended note also provides for full payment due on demand by the Company. The loan proceeds were used by the supplier, subject to the Company’s approval, to purchase antimony concentrate and equipment. Payment of the promissory note is secured by substantially all assets of the borrower and is further supported by a personal guarantee from the borrower’s principal owner. Since the note receivable is scheduled to mature within twelve months of the reporting date, it is recorded as a current asset in the Condensed Consolidated Balance Sheet.

NOTE 6 – INVESTMENT IN DEBT SECURITIES HELD TO MATURITY

The following is a summary of the Company’s investment securities held to maturity as of March 31, 2026:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Held-to-maturity securities – current:
U.S. Treasury Strips	$4,620,170	$118	$(1,533)	$4,618,755
Held-to-maturity securities – noncurrent:
U.S. Treasury Strips	15,922,926	7,971	(37,343)	15,893,554
Total held-to-maturity securities	$20,543,096	$8,089	$(38,876)	$20,512,309

The following is a summary of the Company’s investment securities held to maturity as of December 31, 2025:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gain	Losses	Value
Held-to-maturity securities – current:
U.S. Treasury Strips	$4,577,706	$3,004	$—	$4,580,710
Held-to-maturity securities – noncurrent:
U.S. Treasury Strips	15,773,251	68,770	(2,144)	15,839,877
Total held-to-maturity securities	$20,350,957	$71,774	$(2,144)	$20,420,587

During the three months ended March 31, 2026, the Company recognized interest income from the accretion of its U.S. Treasury Strips of $192,139. There was no interest income accretion recognized in the first quarter of 2025 as the Company did not hold any U.S. Treasury Strips during that period.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

Consistent with the Company’s classification of its U.S. Treasury Strips as held to maturity, those securities scheduled to mature in the next twelve months after the reporting date are considered current assets and those having maturity dates more than twelve months after the reporting date are considered non-current assets. At March 31, 2026, the Company’s held to maturity securities were scheduled to mature as follows:

	Amortized	Estimated Fair
	Cost	Value
Maturing in next twelve months	$4,620,170	$4,618,755
Maturing in next one to five years	15,922,926	15,893,554
Total held-to-maturity securities	$20,543,096	$20,512,309

Margin Credit Line

In 2025, the Company secured a $19.0 million margin credit line with a national bank, which bears interest at one percent above the base commercial rate. The Company’s investment securities held to maturity, specifically its U.S. Treasury Strips, serve as collateral for the margin credit line. The Company had no borrowings outstanding under the margin credit line at March 31, 2026. Availability under the margin credit line is subject to customary margin requirements based on the value of the pledged securities.

NOTE 7 – INVENTORIES

Inventories at March 31, 2026 and December 31, 2025 consisted primarily of finished antimony metal ingots and antimony oxide products, antimony ore and concentrates, and finished zeolite products. Inventories are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products and finished zeolite products primarily include direct materials, direct labor, overhead, depreciation, and freight. Inventories by type were as follows:

	March 31,	December 31,
	2026	2025
Antimony oxide	$3,993,558	$577,000
Antimony metal ingots	8,733,688	2,242,881
Antimony ore and concentrates	8,962,227	9,196,257
Total antimony inventory	21,689,473	12,016,138
Zeolite	337,347	505,871
Total inventories	$22,026,820	$12,522,009

At March 31, 2026 and December 31, 2025, inventories were valued at cost, except for the portion of inventory that is valued at net realizable value because costs are greater than the amount the Company expects to receive on the sale of this inventory. During the three months ended March 31, 2026, the Company recorded a write-down of $161,456 to adjust antimony inventory to its NRV. There were no inventory NRV adjustments during the three months ended March 31, 2025.

Note 8 – GOVERNMENT GRANT

In March 2026, the Company was awarded a $27.0 million grant by the U.S. Department of War under Title III of the Defense Production Act (“DPA”) to support the expansion and modernization of its domestic antimony processing operations and to fund a portion of the Company’s Alaskan antimony operations. The award is administered through the Defense Industrial Base Consortium (“DIBC”), which is managed by Advanced Technology International.

The award is structured as a milestone-based, firm fixed-price arrangement, with $16.2 million representing currently obligated funding associated with initial project milestones and the remaining $10.8 million related to future phases subject to additional authorization by the U.S. government. Payments under the agreement are contingent upon the achievement and formal acceptance of specified milestones, as well as compliance with certain ongoing requirements, including environmental, reporting, and project execution obligations.

As part of those execution obligations, the Company is required to contribute approximately $3.9 million of the total project cost and is responsible for executing the expansion of its Thompson Falls, Montana facility, as well as advancing related mining integration activities in Alaska. The period of performance under the agreement extends through January 4, 2028.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

The Company has elected to early adopt ASU 2025-10, Government Grants (Topic 832), effective January 1, 2026, and account for the grant as a non-exchange transaction within the scope of ASC 832. Pursuant to this guidance, management evaluates the recognition of grant funding based on whether it is probable that the Company will comply with the substantive conditions of the agreement and that the grant will be received.

As of March 31, 2026, the Company received formal approval from the DIBC for the completion of three project milestones, representing $12.8 million of obligated funding. Based on this approval, management concluded that the recognition criteria under ASC 832 had been met, as the associated performance conditions were satisfied and collection of the funding was probable. Accordingly, the Company recognized a government grant receivable of $12.8 million as of March 31, 2026. These funds were received by the Company in April 2026.

Also, in accordance with the adoption of ASU 2025-10, the Company elected to apply the cost accumulation approach for grants related to long-lived assets, under which grant proceeds are recognized as a reduction of the carrying amount of the related assets. As of March 31, 2026, the Company recorded a $12.8 million grant receivable within Current Assets on the Condensed Consolidated Balance Sheet, with a reduction to the corresponding construction in progress amount associated with the Thompson Falls facility expansion included within Property, Plant, and Equipment. The Company tracks construction in progress by asset category and allocates recognized grant proceeds to the underlying depreciable asset types on a pro rata basis relative to the capitalized costs incurred.

There was no impact on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2026, as the related assets have not yet been placed in service. Upon completion of the expansion, which is expected to occur in the second quarter of 2026, the reduction in the asset’s carrying value will result in lower periodic depreciation expense recognized prospectively over its remaining estimated useful life. Cash, when received from the grant, will be classified as an investing activity in the Condensed Consolidated Statement of Cash Flows, consistent with the classification of the underlying capital expenditures the grant is intended to offset.

As of March 31, 2026, the Company has not recognized any amounts related to the remaining $14.2 million of the total award, as such amounts are either not yet authorized or remain subject to the achievement and approval of future milestones. The Company will continue to evaluate additional funding under the agreement as milestones are completed and approval is obtained.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

The major components of the Company’s property, plant and equipment (“PP&E”) by segment were as follows:

March 31, 2026	Antimony	Zeolite	All Other	Total
Plant and equipment	$14,849,384	$7,089,403	$2,455,970	$24,394,757
Buildings	1,106,303	1,705,893	5,619,396	8,431,592
Mineral rights and interests	—	16,753	8,460,384	8,477,137
Land	2,083,094	—	2,009,598	4,092,692
Construction in progress	15,755,793	563,012	99,900	16,418,705
Total property, plant and equipment	33,794,574	9,375,061	18,645,248	61,814,883
Accumulated depreciation	(10,461,451)	(4,259,874)	(424,886)	(15,146,211)
Property, plant and equipment, net	$23,333,123	$5,115,187	$18,220,362	$46,668,672

December 31, 2025	Antimony	Zeolite	All Other	TOTAL
Plant and equipment	$14,814,441	$7,031,403	$487,751	$22,333,595
Buildings	1,106,303	1,705,893	3,111,073	5,923,269
Mineral rights and interests	—	16,753	6,107,085	6,123,838
Land	2,083,094	—	1,530,782	3,613,876
Construction in progress	19,071,013	45,000	—	19,116,013
Total property, plant and equipment	37,074,851	8,799,049	11,236,691	57,110,591
Accumulated depreciation	(10,278,230)	(4,146,457)	(311,065)	(14,735,752)
Property, plant and equipment, net	$26,796,621	$4,652,592	$10,925,626	$42,374,839

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

In January 2026, the Company purchased substantially all assets associated with a precious metals milling facility located in Radersburg, Montana for total consideration of approximately $4,816,000, which included approximately $66,000 of direct transaction costs. The acquired assets included land, buildings and site improvements, and machinery and equipment. The transaction was accounted for as an asset acquisition, and the purchase price was allocated to the acquired assets based on their relative fair values. Following this allocation, machinery and equipment totaled approximately $1,722,000, buildings and improvements totaled approximately $2,615,000, and land totaled approximately $479,000. The acquired assets are included in property, plant and equipment and the “All Other” category for segment reporting. The acquired assets will be depreciated over their estimated remaining useful lives, which range from 1 to 10 years for machinery and equipment and 20 to 30 years for buildings and improvements.

Mineral rights and interests

In January 2026, the Company paid $1.3 million to purchase 36 federal mining claims located in the Koyukuk Mining District of Alaska (commonly referred to as Nolan Creek) that are prospective for both antimony and gold. This agreement does not require the Company to make any royalty payments.

In January 2026, the Company paid approximately $108,000 to repurchase 1% of the net smelter return royalty associated with 50 single-cell mining claims located in the Sudbury District of Ontario, Canada (commonly referred to as Fostung Tungsten). The royalty obligation originated from the Company’s June 2025 acquisition of this property which was originally subject to a 1.5% net smelter return royalty based on the value realized from ore mined from the property.

In March 2026, the Company completed a series of mineral rights purchases in Sanders County, Montana (commonly referred to as Stibnite Hill), including three patented lode mining claims and the surface rights associated with a fourth patented lode mining claim, for aggregate consideration of approximately $815,000. The acquisitions were completed through separate purchase agreements and provide the Company with fee simple title to the underlying mineral properties.

During 2024 and 2025, the Company entered into multiple agreements to acquire mining claims, leases, and exploration rights in Alaska, Canada, and the southeastern United States. Pursuant to the terms of these agreements, the Company is obligated as of March 31, 2026 to make aggregate payments to purchase these claims of approximately $5.75 million, payable as follows: approximately $250,000 in the remainder of 2026, $450,000 in 2027, $500,000 in 2028, $2.2 million in 2029, and $2.35 million in 2030. In addition to these fixed payment obligations, the agreements generally require the Company to pay net smelter royalties based on the value realized from future production, with certain agreements providing the Company with the option to repurchase a portion of such royalties. The agreements also include aggregate exploration and development spending commitments of approximately $4.9 million over periods ranging from approximately three to five years. Each of the agreements may be terminated by the Company without cause upon notice, which would relieve the Company of future payment and spending obligations.

All payments related to these mining claims and leases that became due on or before March 31, 2026 were made by the Company pursuant to the terms of the underlying agreements. The payments made to acquire these mining claims and leases are capitalized in the “Mineral rights and interests” component of PP&E in the Condensed Consolidated Balance Sheets and included in the “All Other” category for segment reporting.

NOTE 10 – LEASES

Philipsburg Operating Lease

In September 2024, the Company executed a contract to lease a metals concentration facility located in Philipsburg, Montana. The Company amended the lease in March 2025 extending the term of the agreement to September 2, 2026. As a result of the amendment in March 2025, the Company reduced the ROU asset and corresponding lease liability by $37,448. During the three months ended March 31, 2025, the Company recorded $176,962 of lease expense related to this lease in the Condensed Consolidated Statements of Operations. Lease payments were $30,000 during the three months ended March 31, 2025, which were included in operating cash flows. During the first quarter of 2026, there were no payments made or expense recorded for this lease since the agreement was terminated in September 2025.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

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

The lease liability related to this operating lease, which represents the present value of the lease payments, and ROU asset were both $63,416 at inception of the lease and $20,307 as of March 31, 2026. During the three months ended March 31, 2026 and 2025, the Company recognized $11,835 and $7,890, respectively, of lease expense related to this lease in “General and administrative” in the Condensed Consolidated Statements of Operations. Lease payments were $11,835 and $7,890 during the three months ended March 31, 2026 and 2025, respectively, which were included in operating cash flows. The Company made a security deposit payment of $3,945 at the inception of the lease.

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

During the first quarter of 2026, the Company recorded lease expense in U.S. dollars of $2,729 for this lease in “General and administrative” in the Condensed Consolidated Statements of Operations. Lease payments totaling $2,781 were made and included in operating cash flows. The Company also made a security deposit payment of $1,223 at the inception of the lease. There were no payments made or expense recorded for this lease in the first quarter of 2025.

The following table summarizes expense and cash payments for both operating leases during the periods noted:

	Three months ended
	March 31,
	2026	2025
Operating lease expense	$14,564	$184,852
Cash paid for operating lease liability	14,616	37,890
Cash paid for security deposit	—	3,945

At March 31, 2026, the weighted average remaining lease term of operating leases was 31 months and the weighted average discount rate for operating leases was 3.49%.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

The following table is a maturity analysis of the future minimum lease payments for operating leases as of March 31, 2026:

Twelve months ending March 31,	Total
2027	$50,383
2028	10,933
2029	10,933
2030	10,933
2031	5,466
Total operating lease payments	88,648
Less: discount on lease liability	(50,425)
Total operating lease liability	38,223
Less: current portion of operating lease liability	(27,477)
Noncurrent operating lease liability	$10,746

NOTE 11 – INVESTMENT IN EQUITY SECURITIES

In October 2025, the Company acquired 51.7 million, or approximately ten percent at that time, of the issued and outstanding shares of Larvotto Resources Limited (“Larvotto”) through twelve open-market cash purchases totaling $37,172,842 (measured in U.S. dollars). Larvotto is an Australian-based public company engaged in the exploration and development of critical minerals, particularly antimony and gold, whose shares are traded on the Australian Securities Exchange. Since the Company has less than a 20% ownership interest in Larvotto and does not exert significant influence through board representation, contractual governance rights, or other mechanisms that would allow participation in the financial or operational policy decisions of the business, the Company recorded this transaction as an investment in equity securities. The investment is measured at fair value each reporting period using readily available quoted market prices from the Australian Securities Exchange. As a result, the Company has classified the Larvotto investment as a Level 1 fair value measurement within the fair value hierarchy and all changes in its fair value are recorded as other income (expense), net, in the consolidated statements of operations. These changes in fair value may result from movements in Larvotto’s share price, changes in the Australian dollar (“AUD”) / U.S. dollar (“USD”) exchange rate, or a combination of both. The Company’s Larvotto investment is classified as a non-current asset in the consolidated balance sheets because it is considered a strategic investment that may be held long-term. At March 31, 2026, the fair value of the investment reflected in the condensed consolidated balance sheet was $36,432,898 and an unrealized loss of $4,061,430 was recorded as other income (expense) in the condensed consolidated statement of operations for the three months ended March 31, 2026.

NOTE 12 – INVESTMENT IN JOINT VENTURE

In February 2026, the Company entered into a joint venture agreement with Americas Gold and Silver Corporation (“Americas”) to construct and operate a new, state-of-the-art hydrometallurgical processing facility (the “JV”). The Company holds a 49% membership interest, with the remaining 51% held by Americas. While the Company is responsible for day-to-day activities of the JV, governance is shared through a management committee with equal representation from each member, and all significant decisions require unanimous approval. Accordingly, the Company does not have a controlling financial interest in the JV and accounts for its investment under the equity method of accounting.

The JV is expected to be funded in part through contributions of nonmonetary assets, including (i) rights to use proprietary hydrometallurgical processing technology to be contributed by the Company through a sublicense arrangement and (ii) rights to use and ultimately acquire the project site to be contributed by Americas through a staged lease-to-transfer structure. As of March 31, 2026, these nonmonetary contributions have not yet been made.

The Company has made an initial capital contribution to the JV of $100,000 and is required to fund its proportionate share of future capital expenditures in accordance with the JV agreement. The Company expects to continue to make additional contributions as the JV progresses through the construction and development phase of the project. The timing and amount of such contributions will depend on the JV’s approved budgets and project development schedule.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

The JV is currently in the early stages of organizational development and has not commenced any significant operational activities. For the three months ended March 31, 2026, the Company recognized equity in losses of the JV of $16,126, which primarily reflects organizational, development, and other pre-operating costs incurred by the JV. As of March 31, 2026, the carrying value of the Company’s investment in the JV was $83,874.

The Company has made a formal application to the Department of War for grant awards to fund the construction of this new hydrometallurgical processing facility. The likelihood of such future awards cannot yet be determined.

NOTE 13 – LONG-TERM DEBT

Long-term debt was as follows:

	March 31, 2026	December 31, 2025
Installment contract payable to Komatsu, bearing interest at 3.49%, payable in 36 monthly installments of $11,799 maturing May 2027; collateralized by the Wheel Loader	$161,635	$195,425
Less current portion of debt	(138,140)	(136,942)
Long-term debt, net	$23,495	$58,483

At March 31, 2026, principal payments on debt were due as follows:

Twelve months ending March 31,	Total
2027	$138,140
2028	23,495
Total	$161,635

NOTE 14 – TAX

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

In 2019, the Company was notified that SAT re-opened its assessment of USAMSA’s 2013 income tax return and, in November 2019, SAT assessed the Company $16.3 million pesos, which was approximately $865,000 USD as of December 31, 2019. Management reviewed the 2019 assessment notice from SAT and, similar to the earlier assessment, believed the findings have no merit. An appeal was filed by the Company in November 2019 suspending SAT from taking immediate action regarding the assessment. In August 2020, the Company filed a lawsuit against SAT for resolution of the process and, in December 2020, filed closing arguments. In 2022, the Mexican court ruled against the Company in the above matter, which was subsequently appealed by the Company. In March 2024, Mexico’s appellate court ruled in favor of the Company with no assessment due related to this audit of USAMSA’s 2013 income tax return by SAT and instructed the lower court to issue a new ruling. In May 2024, Mexico’s lower court issued a final ruling on this matter in favor of the Company but left open the possibility for the SAT to re-open their audit. Subsequent to this judgment, the Company requested a final ruling on whether SAT can re-open this matter.

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

March 31, 2026

no amounts due from the Company. This resolution had no impact on the Company’s consolidated financial statements, as no liability had been recorded in connection with this matter.

Mexico Import Value Added Tax

USAMSA recorded a receivable of $2,110,075 and $1,875,771 at March 31, 2026 and December 31, 2025, respectively, for the Import Value Added Tax (“IVA tax” or “VAT”) it pays on certain goods and services representing amounts to be reimbursed from the Mexican government. USAMSA recorded reserves against its IVA tax receivable balances of $2,110,075 and $1,875,771 at March 31, 2026 and December 31, 2025, respectively, resulting in net IVA tax receivables of zero at both period ends.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Historically, BRZ has been assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). During the first quarter of 2026, BRZ received four citations from MSHA, none of which were significant and substantial. All four citations were rectified by BRZ and terminated by MSHA either on the day the citations were issued or the day after. At March 31, 2026 and December 31, 2025, BRZ had no accrued liabilities relating to MSHA citations.

BRZ has a lease through December 31, 2034 with Zeolite, LLC that entitles BRZ to surface mine and process zeolite on property in Preston, Idaho, in exchange for an annual payment and a royalty payment, which is based on the amount of zeolite shipped from the leased property (“BRZ Lease”).

In April 2025, the Company contracted with engineering and construction firms to expand its existing smelting operating capacity located in Thompson Falls, Montana. Total capital expenditures associated with the expansion plans are estimated to be approximately $32 million, of which approximately $30 million has been formally agreed to with various third-party vendors. As of March 31, 2026, the Company has incurred approximately $16 million related to these commitments which is included in the “Construction in progress” component of PP&E in the Condensed Consolidated Balance Sheets.

As of March 31, 2026, the Company had outstanding purchase commitments for inventory with an aggregate estimated cost of approximately $7 million, which is not reflected in the Condensed Consolidated Balance Sheet. The Company expects to take delivery of this inventory during the remainder of 2026.

NOTE 16 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the three months ended March 31, 2026 and 2025, the Company issued 2,006,621 shares and 1,101,231 shares, respectively, of its common stock in conjunction with the vesting of RSUs and exercising of stock options. See the “Share-Based Compensation” section below for further details.

Sale of Common Stock

During the three months ended March 31, 2026, the Company sold 126,436 shares of its common stock in “at the market offerings” and received gross proceeds of $1,426,183 based on a weighted average price of $11.28 per share. The aggregate net proceeds received by the Company, after deducting direct issuance costs of $86,737, totaled $1,339,446. In the first quarter of 2025, the Company sold 1,107,923 shares of its common stock in “at the market offerings” and received gross proceeds of $2,437,375 based on a weighted average price of $2.20 per share. The aggregate net proceeds received by the Company, after deducting direct issuance costs of $45,058, totaled $2,392,317.

The Company also issued 1,563,643 shares of its common stock in the first quarter of 2026 related to the exercise of warrants. See the “Common Stock Warrants” section below for further details.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

Share-based compensation

In December 2023, shareholders approved the Company’s 2023 Equity Incentive Plan (“the Plan”), which provided for the grant of incentive stock options and non-qualified stock options and other types of awards. The general purpose of the Plan is to provide a means whereby eligible employees, officers, directors and other service providers develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our shareholders. On July 31, 2025, the Company’s shareholders approved the Amended and Restated 2023 Equity Incentive Plan (the “Amended Plan”) which increased the maximum number of shares of common stock available for issuance under the Amended Plan to 23,700,000 shares.

Share-based compensation expense for the periods noted was as follows:

	Three months Ended
	March 31,
	2026	2025
Stock options	$2,181,292	$152,512
RSUs	2,652,673	92,872
Total share-based compensation expense	$4,833,965	$245,384

The following table summarizes the aggregate non-cash stock-based compensation recognized in the Consolidated Statement of Operations for stock options and RSUs:

	Three months Ended
	March 31,
	2026	2025
General and administrative	$378,608	$67,708
Salaries and benefits	4,451,457	173,776
Professional fees	3,900	3,900
Total non-cash share-based compensation expense	$4,833,965	$245,384

Stock options

Stock options granted have either a 3-year or 10-year contractual term and are subject to either service or performance-based vesting conditions. The following table shows the weighted-average assumptions used to value options granted during the three months ended March 31, 2026:

Three Months Ended
Weighted-Average Grant Date Assumptions	March 31, 2026
Expected term (in years)	9.8
Risk-free interest rate	4.2%
Expected dividend yield	—%
Expected volatility	97.7%
Fair value per share	$7.45

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

Expected volatility – The expected volatility is based on the historical volatility of our stock price over the expected term of the stock option.

Activity with respect to stock options is summarized as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Options outstanding, December 31, 2025	5,635,748	$1.21	5.5	$21,526,399
Granted	945,606	8.30	—	—
Exercised	(946,924)	0.91	—	—
Forfeited	(116,667)	2.44	—	—
Expired	—	—	—	—
Options outstanding, March 31, 2026	5,517,763	$2.45	6.2	$34,677,113
Nonvested options, March 31, 2026	3,513,437	$3.01	6.6	$20,054,337
Vested and exercisable options, March 31, 2026	2,004,326	$1.43	5.4	$14,622,776

At March 31, 2026, total unrecognized share-based compensation expense related to stock options was $7,287,047, which is expected to be recognized over a weighted average remaining period of 0.9 years. During the three months ended March 31, 2026, 946,924 stock options were exercised to purchase shares of common stock. These exercises included 25,833 options for cash proceeds of $48,624 and cashless exercises where 254,368 shares of common stock were acquired by the Company as treasury stock to pay for the aggregate exercise price of the stock options and, in certain cases, to satisfy mandatory payroll tax withholding obligations, with 666,723 shares of common stock were issued to the award recipients. See the “Treasury Stock” section below for further details. The total intrinsic value of the 946,924 stock options exercised during the three months ended March 31, 2026 was $8,347,105.

During the three months ended March 31, 2025, 322,500 stock options were exercised to purchase shares of common stock in a cashless exercise pursuant to which 46,269 shares of common stock were acquired by the Company to pay for the aggregate exercise price of the stock options and 276,231 shares of common stock were issued. The total intrinsic value of the 322,500 stock options exercised during the three months ended March 31, 2025 was $475,533.

Restricted stock units

Activity with respect to RSUs is summarized as follows:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Share
RSUs outstanding at December 31, 2025	2,869,111	$1.86
Granted	790,106	8.30
Vested	(1,059,697)	1.72
Forfeited	(50,000)	1.65
RSUs outstanding at March 31, 2026	2,549,520	$3.92

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

At March 31, 2026, total unrecognized share-based compensation expense related to RSUs was $7,807,211, which is expected to be recognized over a weighted-average remaining period of 2.0 years. The weighted average remaining contractual term of the nonvested RSU shares was 1.7 years at March 31, 2026. During the three months ended March 31, 2026 and 2025, 1,070,387 and 825,000 shares of common stock, respectively, were issued upon the vesting of RSUs with a total fair value of $10,648,174 and $1,076,250, respectively. Also, during the three months ended March 31, 2026 and 2025, 295,598 and 46,269, respectively, of the newly issued common shares were acquired by the Company as treasury stock to satisfy the mandatory payroll tax withholding obligations resulting from the RSU vesting. See the “Treasury Stock” section below for further details.

Common stock warrants

During the three months ended March 31, 2026, the Company issued 1,563,643 shares of common stock related to the exercise of pre-existing warrants and received gross proceeds of $994,812 based on a weighted average exercise price of $0.64 per share. In the first quarter of 2025, the Company issued 948,750 shares of common stock related to the exercise of pre-existing warrants and received gross proceeds of $806,438 based on a weighted average exercise price of $0.85 per share. There were no warrants issued or that expired during the three months ended March 31, 2026 and 2025.

Following is a summary of the Company’s warrant activity during the three months ended March 31, 2026:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Balance at December 31, 2025	2,833,893	$0.73
Exercised	(1,563,643)	0.64
Balance at March 31, 2026	1,270,250	$0.85

Each warrant represents the right to receive one share of the Company’s common stock. The composition of the Company’s remaining warrants outstanding at March 31, 2026 was as follows:

Number of warrants	Exercise Price	Expiration Date	Remaining life (years)
1,270,250	$0.85	8/3/2026	0.34

Treasury Stock

The Company retains and holds shares of its common stock as treasury stock to manage the settlement of employee equity awards. Shares are retained primarily to cover the option exercise price and, if any, required tax withholding for cashless stock option exercises and to satisfy employees’ tax obligations upon RSU vesting. During the three months ended March 31, 2026, the Company withheld 254,368 shares of common stock, with an aggregate value of $2,710,403, in connection with certain stock option exercises. These shares were retained as treasury stock to satisfy the related exercise price and, where applicable, payroll tax withholding obligations. Also, 295,598 newly issued common shares with a cost of $3,088,000 were retained by the Company as treasury stock to satisfy the mandatory payroll tax obligations resulting from the vesting of RSUs. There were no common shares retained and transferred to treasury stock during the three months ended March 31, 2025.

NOTE 17 – BUSINESS SEGMENTS

The Company has two reportable segments: antimony and zeolite. Our antimony segment consists of:

●	Our facility located in the Burns Mining District of Sanders County in Montana that processes raw antimony ore primarily into antimony oxide, antimony metal ingots, antimony trisulfide, and precious metals, and
●	Our facilities in our USAMSA subsidiary located in Mexico that process raw antimony ore primarily into antimony metal ingots and a lower grade of antimony oxide.

Our zeolite segment consists of our facility located in Preston, Idaho that mines, processes, and sells zeolite.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

The following components of the Company’s business were not engaged in business activities at March 31, 2026 from which they generated revenue offset by related expenses: Los Juarez, Mexico in our ADM subsidiary, Ontario, Canada, Alaska, and the mining claims in Thompson Falls, Montana. Therefore, these components, along with the Company’s personal residence for a management employee, apartment complex in Thompson Falls, Montana for hourly employees, and flotation and concentration facility located in Radersburg, Montana, have been included in the “All Other” category for segment reporting. The Company’s chief operating decision maker is its chief executive officer.

Total assets by segment were as follows:

Total Assets	March 31, 2026	December 31, 2025
Antimony segment	$122,768,038	$137,013,360
Zeolite segment	6,427,617	5,733,666
All other	18,853,830	11,178,643
Total assets	$148,049,485	$153,925,669

Total capital expenditures by segment were as follows:

	Three months ended March 31,
Capital expenditures	2026	2025
Antimony segment	4,980,056	$176,282
Zeolite segment	192,975	56,229
All other	7,408,556	630,000
Total capital expenditures	12,581,587	$862,511

Selected segment operational information were as follows:

Three months ended March 31, 2026	Antimony	Zeolite	All Other	Total
Total revenues	$5,768,156	$1,015,913	$—	$6,784,069
Depreciation and amortization	189,749	113,417	107,293	410,459
Loss from operations	(5,694,046)	(870,570)	(952,579)	(7,517,195)
Other expense				(3,761,169)
Income tax expense				—
Equity in losses of joint venture				(16,126)
Net loss				$(11,294,490)

Three months ended March 31, 2025	Antimony	Zeolite	All Other	Total
Total revenues	$5,905,309	$1,094,696	$—	$7,000,005
Depreciation and amortization	167,551	107,356	7,063	281,970
Income (loss) from operations	1,143,840	(307,776)	(478,072)	357,992
Other income				188,532
Income tax expense				—
Net income				$546,524

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

Note 18 - SUBSEQUENT EVENTS

Sale of Common Stock

In April and May 2026, the Company sold 4,199,997 shares of its common stock in “at the market offerings” and received gross proceeds of $48,607,124 based on a weighted average price of $11.57 per share.

Equipment Financing Arrangement

On April 30, 2026, the Company entered into a secured equipment financing arrangement for the purchase of a wheel loader for approximately $238,000, payable in 48 monthly installments of approximately $4,958 through May 2030.

Interim Chief Financial Officer

On May 4, 2026, the Company announced that Richard Isaak, the Company’s Chief Financial Officer and principal financial officer, will commence a personal leave of absence effective immediately. During the leave, Mr. Isaak will not perform the duties of Chief Financial Officer or principal financial officer. Mr. Isaak is expected to return to his role following the conclusion of the leave, although the duration of the leave has not been determined.

In connection with Richard Isaak’s leave of absence, the Board of Directors of the Company appointed Shawn Winkler, age 50, to serve as Interim Chief Financial Officer and principal financial officer of the Company, effective May 4, 2026. In connection with his appointment as Interim Chief Financial Officer, Mr. Winkler will receive a monthly cash stipend of $20,000 during the period of his service in the interim role and a one-time equity award of stock purchase options.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes,” “expects” or “does not expect,” “is expected,” “outlook,” “anticipates” or “does not anticipate,” “plans,” “estimates,” “forecast,” “project,” “pro forma,” or “intends,” or stating that certain actions, events or results “may” or “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made and are subject to assumptions and uncertainties. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks related to:

●	The Company’s properties being in the exploration stage;
●	Macroeconomic factors;
●	The imposition of new tariffs, changes in trade policy or agreements, or the escalation of trade tensions between the United States and other countries or regions could have a material adverse impact on our business;
●	Continued operational losses;
●	Negative consequences related to mineral operations being subject to existing and new government regulations within and outside the United States;
●	The Company’s ability to obtain additional capital to develop the Company’s resources, if any;
●	Concentration of customers;
●	Increase in energy costs;
●	Mineral exploration and development activities;
●	Mineral estimates;
●	The Company’s insurance coverage for operating risks;
●	The fluctuation of prices for antimony and precious metals, such as gold and silver;
●	The competitive industry of mineral exploration;
●	The title and rights in the Company’s mineral properties;
●	Environmental hazards;
●	The possible dilution of the Company’s common stock from additional financing activities;
●	Metallurgical and other processing problems;
●	Unexpected geological formations;
●	Global economic and political conditions;
●	Staffing in remote locations;
●	Changes in product costing;
●	Inflation on operational costs and profitability;
●	Competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities);
●	Global pandemics, natural disasters, or civil unrest;
●	Mexican labor and other issues regarding safety and organized control over our properties;
●	The positions and associated outcomes of Mexican and other taxing authorities;

●	Cybersecurity and business disruptions;
●	Ineffective use of cash and cash equivalents, including proceeds from stock offerings;
●	Potential conflicts of interest with the Company’s management;
●	Mining exploration, development, and production not being economically viable;
●	Processing and selling ore from new suppliers and internal sources not being economically viable;
●	Mineral reserve estimates, including those prepared by “Qualified Persons” (as defined by SEC Regulation S-K 1300), are not guarantees of the volume or grade of ore that will ultimately be recovered;
●	Processing and selling ore from new suppliers and internal sources not being economically viable;
●	Risks associated with non-domestic supply of antimony ore that could negatively impact our financial condition and results of operations including, among others, receipt of ore later than expected or not at all, antimony content in ore being less than expected, higher costs than expected related to logistics, ore content making ore more difficult to process, more costly to process, and/or take more time to process than expected, and the inability to process ore due to its possible content of deleterious elements;
●	Not achieving revenue growth, revenue diversification, and/or additional profit expected from initiatives and changes in our business that have been implemented or are being implemented could cause a significant negative impact on our financial condition and results of operations;
●	Volatility in market prices related to the Company’s investment in equity securities could negatively impact our financial condition and results of operations;
●	The Company’s supply contracts, including its sole-source contract with the DLA for antimony metal ingots, expose it to a variety of risks that could adversely impact performance and financial results;
●	Not having the cash flow from operations or other sources or vehicles to fully fund and support the business, strategy, initiatives, changes, and operations, among others, could negatively impact our financial condition and results of operations;
●	A discrepancy between the number of outstanding shares of our common stock as determined by the Transfer Agent and the number of outstanding shares of our common stock as determined by the Depositary Trust Company could have a material adverse effect on our financial reporting processes, regulatory compliance, corporate actions, investor confidence, and the market price of our common stock;
●	Lack of personnel to execute the Company’s strategy could delay or derail the Company’s implementation of its strategy that could negatively impact our financial condition and results of operations;
●	The Company is subject to significant operational and performance risks as the managing member of a joint venture that could negatively impact our financial condition and results of operations;
●	The Company’s minority ownership position and capital funding obligations in the joint venture expose us to dilution, financing, and governance risks;
●	The Company’s ability to receive funding under its Department of War grant award is subject to the achievement of specified milestones and ongoing compliance with program requirements, and any failure to satisfy these conditions or obtain continued authorization could result in delays, reductions, or loss of funding and adversely affect the Company’s financial condition and liquidity; and
●	Fluctuations in the price of the Company’s common stock.

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

As used in this Quarterly Report, the terms “we,” “us,” “our,” “United States Antimony Corporation”, “US Antimony,” “USAC,” and the “Company” mean United States Antimony Corporation, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s consolidated financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

DESCRIPTION OF BUSINESS

Overview

United States Antimony Corporation began operations in Montana in January 1970 with an initial strategy centered around antimony mining and processing in Montana. Antimony mining ceased in the U.S. in the 1980’s, including our antimony mining operations in Montana, due to a significant increase of less expensive antimony ore being imported into the United States from foreign countries. However, the Company continued to process ore sourced from certain foreign suppliers into antimony oxide, metal, and trisulfide and into precious metals, primarily gold and silver, at its smelting facility in Montana. In 2025, the Company purchased certain surface rights to one of its mining claims in Montana and mined 840 tons of antimony ore. While still procuring antimony ore from foreign suppliers, the Company’s operation in Montana is once again vertically integrated with the mining of its own ore.

In the early 2000’s, the Company expanded its footprint with antimony and precious metals operations located in Mexico and zeolite operations located in Idaho. Our zeolite operations are vertically integrated from mining to selling zeolite products to its customers, which is the Company’s goal for its businesses.

Beginning in 2024 and continuing in 2025 and 2026, the Company has acquired mining claims, real properties (patented claims) and leases located in Alaska, Montana and Ontario, Canada prospective for both antimony ore and other critical minerals which have the potential to increase antimony ore throughput at the Company’s facilities, reduce the cost of third-party antimony ore purchases, expand the Company’s product offerings and diversify its mineral portfolio. The Company has also entered into certain agreements to acquire exploration rights for mining properties located in the southeastern United States. We have invested in these mining properties to further our strategy of vertical integration, expand the Company’s product portfolio, and to lower our ore cost compared to third-party antimony ore purchases. No active, revenue-producing operations have been conducted thus far in 2026 from the Company’s mining claims and leases located in Los Juarez, Mexico (our ADM subsidiary), Ontario, Canada, Alaska, and Thompson Falls, Montana. However, the Company has performed exploration activities and limited surface mining at several locations.

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

In January 2026, the Company paid $1.3 million to purchase 36 federal mining claims located in the Koyukuk Mining District of Alaska (commonly referred to as Nolan Creek) that are prospective for antimony and gold. This agreement does not require the Company to make any royalty payments.

In February 2026, the Company entered into a joint venture agreement with Americas Gold and Silver Corporation (“Americas”) to construct and operate a new, state-of-the-art hydrometallurgical processing facility. The Company holds a 49% membership interest, with the remaining 51% held by Americas. While the Company is responsible for managing the day-to-day activities of the joint venture, governance is shared through a management committee with equal representation from each member, and all significant decisions require unanimous approval.

On March 11, 2026, the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) and continued trading on NYSE Texas. Prior to that date, the Company’s common stock was listed on the NYSE American exchange and NYSE Texas.

In March 2026, the Company was awarded a $27.0 million grant from the U.S. Department of War under the Defense Production Act to support the expansion and modernization of its domestic antimony processing operations. The award is milestone-based, with $16.2 million currently obligated and additional funding subject to future authorization. As of March 31, 2026, the Company achieved and received approval for initial milestones representing $12.8 million, which was recorded as a grant receivable, with a corresponding reduction to construction in progress related to the Thompson Falls, Montana facility expansion.

In 2025, the Company acquired property located in the Sudbury District of Ontario, Canada, which included 50 single-cell tungsten mining claims (more commonly referred to as Fostung Tungsten). On April 10, 2026, the Company published an initial assessment technical report summary on its Fostung Tungsten project. This Initial Assessment-level Technical Report Summary, dated January 31, 2026 (the “Fostung TRS”), was prepared in accordance with the mining property disclosure rules specified in subpart 1300 of Regulation S-K. The full text of the Fostung TRS is an exhibit to the Form 8-K filed by the Company on April 10, 2026.

Operations

The Company has two reportable segments: antimony and zeolite. Antimony and zeolite are minerals used in a wide range of industrial, commercial, and governmental applications, and the Company supplies these minerals in processed forms suitable for end-use applications.

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

Antimony is a mineral that is included in many products that are used every day, both by the military and industrial customers. USAC can provide this mineral in a form that can be used in these products.

Antimony is used in many products as a fire-retardant and primer and is on the Critical Minerals List of the U.S. Government. Antimony mined from the ground, which is called antimony ore or ore, is typically not salable as a finished product primarily due to impurities in the ore, the ore size not being compatible with its intended use, and the percentage of antimony contained in the ore being too low. We process ore to remove impurities, refine the size, and increase the percentage of antimony contained in the ore to approximately 71.4% to make the finished product called antimony trisulfide, to approximately 83% to make the finished product called antimony oxide, and to approximately 99.65% to make the finished product called antimony metal. Antimony trisulfide, oxide, and metal can be sold as finished products to companies in many industries as well as government agencies. Antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Antimony metal is used in bearings, storage batteries, and ordnance. Antimony trisulfide is used as a primer in ammunition. The ore we purchase for our facility located in Montana contains antimony, gold, and silver. Our Montana facility processes this ore and sells the gold and silver to the company who sold us this ore, which represents all our precious metals sales, and sells the antimony to other companies in various industries. Our Mexico facilities have been processing ore primarily into antimony metal.

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

BRZ has a lease with Zeolite, LLC that entitles BRZ to surface mine and process zeolite on the property in Preston, Idaho, in exchange for an annual payment and a royalty payment, which is based on the amount of zeolite shipped from the leased property (“BRZ Lease”). The BRZ Lease, which was extended in 2025, currently ends on December 31, 2034. In addition, BRZ can surface mine and process zeolite on property owned by the U.S. Bureau of Land Management that is located adjacent to the Company’s Preston, Idaho property after obtaining required permits.

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

SELECTED FINANCIAL DATA.

Consolidated Statements of Operations Information:

	Three months ended March 31,
	2026	2025
Revenues	$6,784,069	$7,000,005
Costs of revenues	5,674,602	4,628,275
Gross profit	1,109,467	2,371,730
Total operating expenses	8,626,662	2,013,738
Income (loss) from operations	(7,517,195)	357,992
Total other income (expense)	(3,761,169)	188,532
Income tax expense	—	—
Equity in losses of joint venture	(16,126)	—
Net income (loss)	$(11,294,490)	$546,524

Consolidated Balance Sheet Information:

	March 31, 2026	December 31, 2025
Working capital	$35,041,747	$44,564,846
Total assets	148,049,485	153,925,669
Accumulated deficit	(56,783,039)	(45,488,549)
Total stockholders’ equity	131,894,912	140,955,189

Operational and Financial Performance of Continuing Operations by Segment:

Antimony

Financial and operational performance of our antimony business for the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
Antimony	2026	2025	$ Change	% Change
Revenue	$5,554,943	$5,925,848	$(370,905)	(6)%
Gross profit	$1,016,438	$2,423,616	$(1,407,178)	(58)%
Pounds of antimony sold	278,797	362,647	(83,850)	(23)%
Average sales price per pound	$19.92	$16.34	$3.58	22%
Average cost per pound	$16.28	$9.66	$6.62	69%
Average gross profit per pound	$3.65	$6.68	$(3.03)	(45)%
a)	Revenue from sales of gold and silver totaled $213,213 and $negative $(20,539) for the three months ended March 31, 2026 and 2025, respectively, which are excluded from Revenue and Gross profit in the table above but included in the antimony segment. Pounds of antimony sold in the table above exclude the sales related to gold and silver for both periods presented.

Antimony revenue decreased $370,905, or 6%, for the three months ended March 31, 2026, as compared to the prior year period, primarily due to lower sales volume which was mostly offset by an increase in the average sales price per pound. The decrease in sales volume was primarily attributable to the timing of shipments and order fulfillment between periods.

Gross profit decreased $1,407,178, or 58%, for the three months ended March 31, 2026, as compared to the prior year period. This decrease was primarily due to lower sales volumes coupled with an increase in the average cost per pound. The increase in cost per pound was driven in part by the recognition of higher-cost ore inventory through cost of sales, which outpaced the increase in the average sales price.

Zeolite

Financial and operational performance of our zeolite business for the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
Zeolite	2026	2025	$ Change	% Change
Revenue	$1,015,913	$1,094,696	$(78,783)	(7)%
Gross profit (loss)	$(100,096)	$179,086	$(279,182)	(156)%
Tons of zeolite sold	3,681	3,802	(121)	(3)%
Average sales price per ton	$276	$288	$(12)	(4)%
Average cost per ton	$303	$241	$62	26%
Average gross profit (loss) per ton	$(27)	$47	$(74)	(158)%

Zeolite revenue decreased $78,783, or 7%, for the three months ended March 31, 2026, as compared to the prior year period, primarily due to a 4% decrease in the average sales price per ton coupled with a modest decline in sales volumes.

Gross profit decreased $279,182 for the three months ended March 31, 2026, as compared to the prior year period, primarily due to decreases in sales volumes and average sales prices coupled with higher freight costs.

Capital Resources and Liquidity:

	March	December
Working Capital	31, 2026	31, 2025
Current assets	$48,408,907	$54,742,182
Current liabilities	(13,367,160)	(10,177,336)
Working capital	$35,041,747	$44,564,846

	Three months ended March 31,
Cash Flow Information	2026	2025
Net cash used in operating activities	$(12,059,669)	$(1,729,291)
Net cash used in investing activities	(12,579,687)	(862,011)
Net cash (used in) provided by financing activities	(2,633,542)	3,166,123
	$(27,272,898)	$574,821

Net cash used in operating activities was $12.1 million for the three months ended March 31, 2026, compared to $1.7 million in the prior year period. The increased use of operating cash was primarily driven by higher working capital requirements, including a $9.7 million increase in inventories reflecting the buildup of antimony inventory. Accounts payable increased by $2.8 million during the quarter; however, excluding $5.0 million of property and equipment additions included in accounts payable at period end, accounts payable decreased by $2.2 million. These two uses of cash were partially offset by a $1.7 million decrease in accounts receivable. Operating cash flow was further impacted by a net loss of $11.3 million in the current period, partially offset by non-cash items, including share-based compensation expense of $4.8 million and the unrealized loss on our investment in equity securities of $4.1 million.

Inventory by segment as of the date indicated was as follows:

	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Antimony inventory	$21,689,473	$12,016,138	$3,624,276	$744,550
Zeolite inventory	337,347	505,871	366,835	501,174
Total inventories	$22,026,820	$12,522,009	$3,991,111	$1,245,724

Net cash used in investing activities was $12.6 million for the three months ended March 31, 2026, compared to $0.9 million in the prior year period. Investing activities in the current period was driven by $12.6 million of capital expenditures, which included $4.8 million for the purchase of the Radersburg floatation mill, $4.6 million of construction in progress cash expenditures primarily associated with the expansion of our existing smelting operations located in Thompson Falls, Montana that will largely be reimbursed with proceeds from the approved $27.0 million award from the U.S. Department of War, and $3.2 million of other additions, which primarily related to additional mining claim investments.

Net cash used in financing activities was $2.6 million for the three months ended March 31, 2026, compared to $3.2 million of net cash provided by financing activities in the prior year. Significant financing activities in the first quarter of 2026 included $4.9 million of treasury stock purchases, offset in part by $1.3 million of net proceeds received from the sale of common stock in “at the market offerings” and $1.0 million of proceeds received from the exercise of pre-existing common stock warrants.

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

In 2025, the Company secured a $19.0 million margin credit line with a national bank, which bears interest at one percent above the base commercial rate. Borrowings under the facility are secured by the Company’s investment securities held to maturity, specifically its U.S. Treasury Strips, which are pledged as collateral. Availability under the margin credit line is subject to customary margin requirements based on the value of the pledged securities. As of March 31, 2026, the Company had no outstanding borrowings under the facility.

In March 2026, the Company was awarded a $27.0 million grant from the U.S. Department of War under the Defense Production Act to support the expansion and modernization of its domestic antimony processing operations. The award is milestone-based, with $16.2 million currently obligated and additional funding subject to future authorization. As of March 31, 2026, the Company achieved and received approval for initial milestones representing $12.8 million, which was recorded as a grant receivable, with a corresponding reduction to construction in progress related to the Thompson Falls, Montana facility expansion.

The Company could also receive additional funding from the U.S. Government for initiatives related to facility expansion and mining exploration and development. The Company has made formal applications in 2026 to several governmental agencies of $274 million. However, there is no assurance that additional U.S. Government funding will be accessible to the Company.

In addition, the Company continues to review each segment’s operational and financial results for opportunities to improve cash flow and to make informed decisions that benefit the Company overall.

As of March 31, 2026, the Company had cash and cash equivalents of $3.2 million and investments in debt securities of $20.5 million as available liquidity. We intend to fund our cash requirements with our cash and cash equivalents, cash generated from our operations, and capital raised from various investment vehicles and believe cash from these sources are sufficient to cover our requirements for the next 12 months. We intend to continue to invest in our employees, customers, infrastructure, and operations with the goals of increasing production, decreasing costs, and growing revenue profitably. We may also use our available cash to acquire businesses or additional properties. The nature of these investments and transactions, however, makes it difficult to predict the amount and timing of such future cash requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PFO have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our PEO and PFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management of the Company believes that these material weaknesses are more so due to the small size of the Company’s accounting staff. To continue to address this matter, in 2025 and 2026, the Company hired employees to lead Sarbanes-Oxley compliance, SEC reporting, accounts payable, payroll, finance and accounting in Mexico, information technology, and the joint venture. In addition, the Company hired a third-party firm in 2025 to assist with the implementation of new accounting software and to assist with gaining compliance with Sarbanes-Oxley, all of which is expected to be completed in 2026.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2026 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 19, 2026, except as described below.

The Company’s receipt of funds under its Department of War award is subject to significant conditions, and failure to satisfy these conditions or obtain continued authorization could adversely impact its operations and financial condition. In March 2026, the Company was awarded up to $27.0 million in funding from the U.S. Department of War under the Defense Production Act, administered through the Defense Industrial Base Consortium (“DIBC”), to support the expansion and modernization of its domestic antimony processing operations. The award is structured as a milestone-based arrangement, with $16.2 million currently obligated and the remaining $10.8 million subject to future authorization at the discretion of the U.S. government. Payments are contingent upon the Company achieving specified project milestones, obtaining formal government approval of such milestones, and complying with ongoing requirements, including environmental, reporting, and project execution obligations.

There can be no assurance that the Company will successfully complete all required milestones, maintain compliance with all applicable conditions, or receive approval for additional funding. Any failure to meet these requirements, delays in milestone achievement or approval, changes in government priorities, or termination or modification of the agreement could result in a delay, reduction, or forfeiture of expected funding. In addition, the Company is required to fund a portion of the project costs, and if anticipated grant proceeds are not received in a timely manner or at all, the Company may be required to obtain alternative sources of financing or delay planned capital expenditures.

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

ITEM 5. OTHER INFORMATION.

On March 23, 2026, Michael A. McManus, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. McManus’s plan covers the sale of up to 100,000 shares of the Company’s common stock between June 22, 2026 and December 31, 2026, subject to earlier termination in accordance with its terms. Transactions under the plan are based upon pre-established dates and stock price thresholds.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Formation (incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2025).
3.2	Bylaws (incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2025).
31.1 *	Rule 15d-14(a) Certification by Principal Executive Officer.
31.2 *	Rule 15d-14(a) Certification by Principal Financial Officer.
32.1 *	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
95 *	Mine Safety Disclosure.
96.1

Technical Report Summary and Initial Assessment on the Fostung Tungsten Property (incorporated by reference as Exhibit 99 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2026).

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

UNITED STATES ANTIMONY CORPORATION

Date: May 14, 2026	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman of the Board and CEO
(principal executive officer)

Date: May 14, 2026	By:	/s/ Shawn P. Winkler
Shawn P. Winkler
Interim Chief Financial Officer
(principal financial officer)