Form 10-Q
period 2026-06-30
UNITED STATES ANTIMONY CORP
filed 2026-08-11
CIK 101538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, there were 149,669,384 shares outstanding of the registrant’s $0.01 par value common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,434,379	$30,494,320
Investment in debt securities held to maturity	4,665,947	4,577,706
Accounts receivable, net	2,607,687	4,213,305
Inventories	21,605,870	12,522,009
Prepaid expenses and other current assets	2,312,590	434,842
Note receivable	4,000,000	2,500,000
Total current assets	76,626,473	54,742,182
Property, plant and equipment, net	53,449,214	42,374,839
Operating lease right-of-use assets	29,306	48,106
Investment in debt securities held to maturity - noncurrent	16,065,384	15,773,251
Investment in equity securities	43,219,151	40,494,328
Investment in joint venture	76,360	—
Restricted cash	820,619	162,756
Other assets, net	330,207	330,207
Total assets	$190,616,714	$153,925,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,938,384	$6,924,518
Accrued liabilities	2,377,849	2,937,842
Accrued liabilities - directors	128,875	143,931
Current portion of operating lease liabilities	19,937	34,103
Current portion of long-term debt	175,913	136,942
Total current liabilities	6,640,958	10,177,336
Operating lease liabilities, net of current portion	9,369	14,003
Long-term debt, net of current portion	158,862	58,483
Asset retirement obligations	2,785,687	2,720,658
Total liabilities	9,594,876	12,970,480
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 50,000,000 shares authorized:
Series A - no shares issued and outstanding	—	—
Series B - 750,000 shares issued and outstanding (liquidation preference $986,250 and $982,500, respectively)	7,500	7,500
Series C - 177,904 shares issued and outstanding (liquidation preference $97,847 both periods)	1,779	1,779
Series D - no shares issued and outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 150,521,555 and 140,042,270 shares issued, respectively	1,505,216	1,400,423
Treasury stock (1,050,186 and 149,639 shares of common stock at cost, respectively)	(9,418,009)	(574,153)
Additional paid-in capital	245,598,101	185,608,189
Accumulated deficit	(56,672,749)	(45,488,549)
Total stockholders’ equity	181,021,838	140,955,189
Total liabilities and stockholders’ equity	$190,616,714	$153,925,669

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026	2025

Revenues		$7,925,601		$10,525,123	$14,709,670	$17,525,128
Cost of revenues		7,342,304		7,687,578	13,016,906	12,315,853
Gross profit		583,297		2,837,545	1,692,764	5,209,275
Operating expenses:
General and administrative		1,610,257		842,951	2,942,226	1,393,546
Salaries and benefits		4,224,359		1,364,506	10,104,153	2,365,061
Professional fees		1,089,554		536,869	2,370,685	918,905
Gain on sale or disposal of property, plant and equipment, net		—		—	(1,900)	(500)
Other operating expenses		640,027		73,212	775,695	154,264
Total operating expenses		7,564,197		2,817,538	16,190,859	4,831,276
Income (loss) from operations		(6,980,900)		20,007	(14,498,095)	377,999
Other income (expense), net:
Interest and investment income		425,612		154,770	753,900	322,156
Unrealized gain on investment in equity securities		6,786,253		—	2,724,823	—
Other miscellaneous income (expense), net		(64,161)		6,778	(92,188)	27,924
Total other income (expense), net		7,147,704		161,548	3,386,535	350,080
Income (loss) before income taxes and equity in loss of joint venture		166,804		181,555	(11,111,560)	728,079
Income tax expense		—		—	—	—
Income (loss) before equity in losses of joint venture		166,804		181,555	(11,111,560)	728,079
Equity in losses of joint venture		(56,514)		—	(72,640)	—
Net income (loss)		110,290		181,555	(11,184,200)	728,079
Preferred dividends		(1,875)		(1,875)	(3,750)	(3,750)
Net income (loss) available to common shareholders		$108,415		$179,680	$(11,187,950)	$724,329

Net income (loss) per share:
Basic	$	nil	$	nil	$(0.08)	$0.01
Diluted	$	nil	$	nil	$(0.08)	$0.01
Weighted average shares outstanding:
Basic		146,607,277		118,261,366	144,123,564	115,994,982
Diluted		151,754,172		127,223,435	144,123,564	124,343,635

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the three and six months ended June 30, 2026 and 2025

	Preferred Stock		Common stock
					Additional			Total
					Paid-In	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity
Balance - December 31, 2025	927,904	$9,279	140,042,270	$1,400,423	$185,608,189	$(45,488,549)	$(574,153)	$140,955,189
Net loss	—	—	—	—	—	(11,294,490)	—	(11,294,490)
Share-based compensation	—	—	—	—	4,833,965	—	—	4,833,965
Issuance of common stock under equity incentive plan	—	—	2,006,621	20,066	844,327	—	(5,798,403)	(4,934,010)
Issuance of common stock for cash, net of issuance costs	—	—	126,436	1,264	1,338,182	—	—	1,339,446
Issuance of common stock upon exercise of warrants	—	—	1,563,643	15,637	979,175	—	—	994,812
Balance - March 31, 2026	927,904	$9,279	143,738,970	$1,437,390	$193,603,838	$(56,783,039)	$(6,372,556)	$131,894,912
Net income	—	—	—	—	—	110,290	—	110,290
Share-based compensation	—	—	—	—	2,904,927	—	—	2,904,927
Issuance of common stock under equity incentive plan	—	—	1,442,588	14,426	442,344	—	(3,045,453)	(2,588,683)
Issuance of common stock for cash, net of issuance costs	—	—	4,199,997	42,000	47,689,392	—	—	47,731,392
Issuance of common stock upon exercise of warrants	—	—	1,140,000	11,400	957,600	—	—	969,000
Balance - June 30, 2026	927,904	$9,279	150,521,555	$1,505,216	$245,598,101	$(56,672,749)	$(9,418,009)	$181,021,838

	Preferred Stock		Common stock
					Additional		Total
					Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2024	927,904	$9,279	112,951,317	$1,129,512	$68,610,905	$(41,149,023)	$28,600,673
Net income	—	—	—	—	—	546,524	546,524
Share-based compensation	—	—	—	—	245,384	—	245,384
Issuance of common stock under equity incentive plan	—	—	1,101,231	11,013	(11,013)	—	—
Issuance of common stock for cash, net of issuance costs	—	—	1,107,923	11,079	2,381,238	—	2,392,317
Issuance of common stock upon exercise of warrants	—	—	948,750	9,488	796,950	—	806,438
Balance - March 31, 2025	927,904	$9,279	116,109,221	$1,161,092	$72,023,464	$(40,602,499)	$32,591,336
Net income	—	—	—	—	—	181,555	181,555
Share-based compensation	—	—	—	—	586,913	—	586,913
Issuance of common stock under equity incentive plan	—	—	370,866	3,709	51,291	—	55,000
Issuance of common stock for cash, net of issuance costs	—	—	750,000	7,500	2,664,666	—	2,672,166
Issuance of common stock upon exercise of warrants	—	—	1,970,893	19,709	1,399,264	—	1,418,973
Balance - June 30, 2025	927,904	$9,279	119,200,980	$1,192,010	$76,725,598	$(40,420,944)	$37,505,943

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,184,200)	$728,079
Adjustments to reconcile income (loss) to net cash used in operating activities:
Depreciation and amortization	925,824	559,525
Accretion of asset retirement obligation	65,029	38,967
Noncash operating lease expense	—	244,510
Share-based compensation	7,738,892	832,297
Accretion income from investment securities held to maturity	(386,648)	(95,990)
Paid-in-kind interest from notes receivable	(127,276)	—
Gain on sale or disposal of property, plant and equipment, net	(1,900)	(500)
Equity in losses of joint venture	72,640	—
Write-down of inventory to net realizable value	161,456	—
Change in allowance for credit losses	436	884
Unrealized gain on investment in equity securities	(2,724,823)	—
Changes in operating assets and liabilities:
Accounts receivable	1,605,182	(1,387,733)
Inventories	(9,601,887)	(5,566,803)
Prepaid expenses and other current assets	(1,877,748)	(1,249,047)
IVA receivable and other assets	—	(483,360)
Accounts payable	(4,473,542)	4,201,001
Accrued liabilities	(896,562)	(126,279)
Accrued liabilities – directors	(15,056)	(52,537)
Net cash used in operating activities	(20,720,183)	(2,356,986)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of debt securities held to maturity	1,301,000	—
Purchases of debt securities held to maturity	(1,294,726)	(9,991,259)
Proceeds from note receivable principal payment	100,000	—
Additional advance under convertible note receivable	(1,116,154)	—
Proceeds from sales of property, plant and equipment	1,900	500
Investment in joint venture	(149,000)	—
Proceeds from government grant related to capital expenditures	12,848,246	—
Purchases of property, plant and equipment	(22,813,341)	(7,394,073)
Net cash used in investing activities	(11,122,075)	(17,384,832)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(71,777)	(65,550)
Proceeds from exercises of stock options	259,501	55,000
Treasury stock acquired	(7,782,194)	—
Proceeds from issuance of common stock, net of issuance costs	49,070,838	5,064,483
Proceeds from exercise of warrants	1,963,812	2,225,411
Net cash provided by financing activities	43,440,180	7,279,344
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	11,597,922	(12,462,474)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	30,657,076	18,270,898
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$42,254,998	$5,808,424

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$64,357	$5,243
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Recognition of operating lease liability and right-of-use asset	$—	$63,416
Equipment purchased with note payable	$211,127	$—
Property and equipment included in accounts payable / accrued liabilities	$1,823,977	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

NOTE 1 - NATURE OF OPERATIONS

United States Antimony Corporation and its subsidiaries in the U.S., Mexico, and Canada (“USAC,” the “Company,” “Our,” “Us,” or “We”) sell antimony, zeolite, and precious metals primarily in the U.S. and Canada. The Company mines, purchases and processes ore primarily into antimony oxide, antimony metal ingots, antimony trisulfide, and precious metals, primarily gold and silver, at its facilities located in Montana and Mexico. Antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Antimony metal ingots are used in bearings, storage batteries, and ordnance. Antimony trisulfide is used as a primer in ammunition. The Company also recovers precious metals, primarily gold and silver, at its Montana facility from third party ore. In April 1998, the Company formed US Antimony de Mexico, S.A. de C.V. (“USAMSA”) to produce antimony products in Mexico, and, in August 2005, the Company formed Antimonio de Mexico, S.A. de C.V. (“ADM”) to explore and develop antimony and precious metal deposits in Mexico. The Company formed Bear River Zeolite Company (“BRZ”) in 2000 where at its facility located in Idaho, the Company mines and processes zeolite, a group of industrial minerals used in water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, soil amendment and fertilizer, and other miscellaneous applications. Beginning in 2024 and continuing in 2025 and 2026, the Company has acquired mining claims, real properties (patented claims) and leases located in Alaska, Montana and Ontario, Canada all of which are prospective for both antimony ore and other critical minerals. These acquisitions have the potential to increase antimony ore throughput at the Company’s facilities, reduce the cost of third-party antimony ore purchases, provide reliability of supply, expand the Company’s product offerings and diversify its critical mineral portfolio. The Company has also entered into an agreement to acquire certain exploration rights for mining properties located in the southeastern United States.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2026, and its results of operations and cash flows for the three and six months ended June 30, 2026 and 2025. The Condensed Consolidated Balance Sheet as of December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period’s presentation. These reclassifications have no effect on the results of operations, stockholders’ equity or cash flows as previously reported.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

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

Under the equity method, the initial investment is recorded at cost and subsequently adjusted for the Company’s proportionate share of the JV’s net income or loss, additional capital contributions, and distributions received. The Company’s share of the JV’s results is recognized in “Equity in losses of joint venture” in the Condensed Consolidated Statements of Operations, and the investment is presented within noncurrent assets on the Condensed Consolidated Balance Sheets. The Company periodically reassesses whether it has a controlling financial interest in the JV and evaluates the investment for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the potential impact this update will have on its consolidated financial statements and expense disclosures in the notes to the consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants by Business Entities. This ASU provides guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. Under the new guidance, government grants are recognized when there is reasonable assurance that the Company will comply with the conditions of the grant and that the grant will be received. Grants related to income are presented either as other income or as a reduction of the related expense, while grants related to assets are recorded either as deferred income or as a reduction of the carrying amount of the related asset. The guidance in this ASU is effective for fiscal years beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If a business entity adopts the amendments in this ASU in an interim reporting period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. The Company early adopted this guidance effective January 1, 2026. See NOTE 9 – GOVERNMENT GRANT for further details.

The Company does not believe that issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on its condensed consolidated financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net income (loss) per share for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026	2025
Numerator:
Net income (loss)		$110,290		$181,555	$(11,184,200)	$728,079
Preferred dividends		(1,875)		(1,875)	(3,750)	(3,750)
Net income (loss) available to common shareholders		$108,415		$179,680	$(11,187,950)	$724,329
Denominator:
Weighted average shares - basic		146,607,277		118,261,366	144,123,564	115,994,982
Add - dilutive effect of stock options		3,649,484		2,499,367	—	2,412,816
Add - dilutive effect of RSUs		1,379,394		1,210,001	—	1,150,838
Add - dilutive effect of warrants		118,017		5,252,701	—	4,784,999
Weighted average shares - diluted		151,754,172		127,223,435	144,123,564	124,343,635
Net income (loss) per share:
Basic	$	nil	$	nil	$(0.08)	$0.01
Diluted	$	nil	$	nil	$(0.08)	$0.01

The following table summarizes potentially dilutive common stock equivalents that were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Warrants	—	—	130,250	—
Stock options and RSU awards	14,675	1,897,034	6,089,471	1,997,034
Total possible share dilution	14,675	1,897,034	6,219,721	1,997,034

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

June 30, 2026

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

NOTE 5 – REVENUE

Products consist of the following:

●	Antimony: includes antimony oxide, antimony metal ingots, and antimony trisulfide.
●	Zeolite: includes coarse and fine zeolite crushed in various product sizes.
●	Precious metals: includes unrefined and refined gold and silver.

Sales by product were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Antimony	$5,867,657	$9,636,842	$11,422,600	$15,562,690
Zeolite	1,860,964	888,281	2,876,877	1,982,977
Precious metals	196,980	—	410,193	(20,539)
Total revenues	$7,925,601	$10,525,123	$14,709,670	$17,525,128

Domestic and foreign revenues were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Domestic	$7,571,373	$10,344,931	$13,997,510	$17,246,258
Canada	354,228	180,192	712,160	278,870
Total revenues	$7,925,601	$10,525,123	$14,709,670	$17,525,128

The Company’s trade accounts receivable balance related to contracts with customers was $2,607,687 at June 30, 2026 and $4,213,305 at December 31, 2025, which is net of an allowance for credit losses of $1,345 and $909 at June 30, 2026 and December 31, 2025, respectively. The Company’s products do not involve any warranty agreements and product returns are not typical.

In September 2025, the Company secured a five-year, sole-source Indefinite Delivery, Indefinite Quantity (IDIQ) contract with the U.S. Defense Logistics Agency (DLA) Strategic Materials, which is responsible for managing the National Defense Stockpile (NDS). The contract, with a maximum value of $245 million, is for the sale of antimony metal ingots (99.65% purity) to replenish the NDS through September 2030. Pricing is determined at the time each delivery order is placed based on prevailing market rates along with certain specific fees and each shipment will represent a separate performance obligation satisfied at a point in time. As a result, revenue will be recognized when each shipment of antimony metal ingots is delivered to the DLA’s depot and formally accepted by the government. Subsequent to entering into this agreement, the Company received sales orders pursuant to this contract totaling approximately $12 million. During June 2026, the Company fulfilled its first two shipments under the contract with the DLA. These shipments, which consisted of approximately 82,000 pounds of antimony metal ingots, were formally accepted by the DLA in July 2026. Under the terms of the contract, control transfers to the DLA when formal acceptance has occurred. As a result, the Company recognized the $2.6 million of revenue related to these shipments in July 2026, which will be included in the Company’s third-quarter financial results.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

In November 2025, the Company executed a five-year sales agreement with a new industrial customer for the sale of antimony trioxide. Once the monthly delivery schedule through December 2026 specified in the agreement is completed, subsequent deliveries, pricing (pursuant to semiannual market-based adjustments), and volume commitments will be subject to mutual written agreement between the Company and the customer every six months. During the three and six months ended June 30, 2026, the Company recognized $1.0 million and $3.7 million, respectively, of revenue related to this contract.

NOTE 6 – INVESTMENT IN DEBT SECURITIES HELD TO MATURITY

The following is a summary of the Company’s investment securities held to maturity as of June 30, 2026:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Held-to-maturity securities – current:
U.S. Treasury Strips	$4,665,947	$—	$(3,539)	$4,662,408
Held-to-maturity securities – noncurrent:
U.S. Treasury Strips	16,065,384	1,993	(144,444)	15,922,933
Total held-to-maturity securities	$20,731,331	$1,993	$(147,983)	$20,585,341

The following is a summary of the Company’s investment securities held to maturity as of December 31, 2025:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gain	Losses	Value
Held-to-maturity securities – current:
U.S. Treasury Strips	$4,577,706	$3,004	$—	$4,580,710
Held-to-maturity securities – noncurrent:
U.S. Treasury Strips	15,773,251	68,770	(2,144)	15,839,877
Total held-to-maturity securities	$20,350,957	$71,774	$(2,144)	$20,420,587

During the three and six months ended June 30, 2026, the Company recognized interest income from the accretion of its U.S. Treasury Strips of $194,509 and $386,648, respectively. The Company recognized interest income accretion on its U.S. Treasury Strips of $95,990 during both the three and six months ended June 30, 2025.

Consistent with the Company’s classification of its U.S. Treasury Strips as held to maturity, those securities scheduled to mature in the next twelve months after the reporting date are considered current assets and those having maturity dates more than twelve months after the reporting date are considered non-current assets. At June 30, 2026, the Company’s held to maturity securities were scheduled to mature as follows:

	Amortized	Estimated Fair
	Cost	Value
Maturing in next twelve months	$4,665,947	$4,662,408
Maturing in next one to five years	16,065,384	15,922,933
Total held-to-maturity securities	$20,731,331	$20,585,341

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

Margin Credit Line

In 2025, the Company secured a $19.0 million margin credit line with a national bank, which bears interest at one percent above the base commercial rate. The Company’s U.S. Treasury Strips serve as collateral for the margin credit line. During the first and second quarters of 2026, the Company borrowed $5.0 million and $10.0 million, respectively, under the margin credit line, with each borrowing repaid prior to the end of the respective quarter. The Company had no outstanding borrowings under the margin credit line outstanding as of June 30, 2026 or December 31, 2025. Availability under the margin credit line is subject to customary margin requirements based upon a percentage of the value of the pledged securities.

NOTE 7 – INVENTORIES

Inventories at June 30, 2026 and December 31, 2025 consisted primarily of finished antimony metal ingots and antimony oxide products, antimony ore and concentrates, and finished zeolite products. Inventories are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products and finished zeolite products primarily include direct materials, direct labor, overhead, depreciation, and freight. Inventories by type were as follows:

	June 30,	December 31,
	2026	2025
Antimony oxide	$2,835,233	$577,000
Antimony metal ingots	11,129,643	2,242,881
Antimony ore and concentrates	7,415,227	9,196,257
Total antimony inventory	21,380,103	12,016,138
Zeolite	225,767	505,871
Total inventories	$21,605,870	$12,522,009

At June 30, 2026 and December 31, 2025, inventories were valued at cost, except for the portion of inventory that is valued at net realizable value because costs are greater than the amount the Company expects to receive on the sale of this inventory. During the six months ended June 30, 2026, the Company recorded a write-down of $161,456 to adjust antimony inventory to its NRV. There were no inventory NRV adjustments during the six months ended June 30, 2025.

NOTE 8 – NOTE RECEIVABLE

In 2025, as part of an international strategic supply agreement with a supplier for the purchase of processed antimony meeting specified quality standards over an approximate 36-month period, the Company extended a secured promissory note to the supplier in the original principal amount of $2,500,000. On February 1, 2026, the note was amended and restated to incorporate accrued interest into the outstanding principal balance. On April 1, 2026, the note was again amended and restated with an outstanding principal balance of $2,486,524, which included accrued interest. The amended note required monthly principal payments of $100,000 beginning July 1, 2026, with the remaining balance due on December 31, 2026. The amended note also included a demand feature permitting the Company to require immediate repayment.

During the second quarter of 2026, the parties entered into a new Convertible Promissory Note (the “Convertible Note”), which replaced the previously outstanding note receivable. The Company entered into the Convertible Note as part of its ongoing strategic commercial relationship with the supplier. The additional funding is intended to support the supplier’s continued development of its antimony processing capabilities and future product supply.

The Convertible Note has a principal balance of $4,000,000 and bears interest at 10.0% per annum. The principal balance of the Convertible Note includes the outstanding indebtedness under the most recent financing arrangement, $40,752 of accrued interest, $356,570 previously advanced for inventory that had not been received as of the date of the Convertible Note, and $1,116,154 of additional funding provided by the Company. The Convertible Note matures upon the earliest of (i) five days following written demand by the Company, (ii) the occurrence of an event of default, or (iii) May 29, 2028. The Convertible Note also grants the Company the right, at its election, to convert all or a portion of the outstanding indebtedness, including accrued and unpaid interest, into membership interests of the borrower which owns a hydrometallurgical processing facility located internationally. As a condition of the Convertible

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

Note, the Company received an exclusive license to this antimony processing technology for use in North America and Australia. In addition, the processed antimony being received from this supplier is below prevailing international market rates.

The Convertible Note is secured by substantially all of the assets of the borrower and is further supported by a personal guaranty from the borrower’s principal owner. The Convertible Note also contains mandatory prepayment provisions, setoff rights, and other customary creditor protections. Management evaluated the embedded conversion feature and concluded that separate derivative accounting was not required. The Company evaluated the collectability of the Convertible Note in accordance with its expected credit loss methodology and concluded that no allowance for expected credit losses was required after considering, among other factors, the pledged collateral, contractual demand rights, the borrower’s current operating status, expected future operating cash flows, and other credit enhancements associated with the financing arrangement. Because the Company has an unconditional contractual right to demand repayment at any time, the Convertible Note is classified as a current asset in the Condensed Consolidated Balance Sheet.

NOTE 9 – GOVERNMENT GRANT

In March 2026, the Company was awarded a $27.0 million grant by the U.S. Department of War under Title III of the Defense Production Act (“DPA”) to support the expansion and modernization of its domestic antimony processing operations and to fund a portion of the Company’s Alaskan antimony mining operations. The award is administered through the Defense Industrial Base Consortium (“DIBC”), which is managed by Advanced Technology International.

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

On March 25, 2026, the Company received formal approval from the DIBC confirming the achievement of three project milestones associated with $12.8 million of committed funding. Management concluded that the recognition criteria under ASC 832 had been satisfied because the related performance conditions had been met and receipt of the funding was probable. As a result, during the first quarter of 2026, the Company recognized a $12.8 million government grant receivable, which was collected in April 2026. Consistent with its election to apply the cost accumulation approach under ASU 2025-10 for grants related to long-lived assets, the Company recognized the corresponding grant proceeds as a reduction of the carrying amount of Property, Plant, and Equipment (“PP&E”) associated with the Thompson Falls facility expansion. Grant proceeds are allocated to the underlying depreciable asset categories on a pro rata basis relative to the capitalized costs incurred. The related cash inflow was classified as an investing activity in the Condensed Consolidated Statement of Cash Flows, consistent with the classification of the capital expenditures the grant was intended to offset.

The Thompson Falls facility expansion was substantially completed and $4.1 million of the related assets were placed in service late in the second quarter of 2026. The reduced carrying value of the depreciable assets is expected to result in lower depreciation expense prospectively over the remaining estimated useful lives of those assets.

As of June 30, 2026, the Company had not recognized any amounts related to $14.2 million of funding that remained subject to future milestone achievement and approval. This amount includes the $10.8 million portion of the award that has not yet been authorized by the U.S. government. The Company expects to receive additional funding under the agreement as further milestones are completed, and the related funding is subsequently approved.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT

The major components of the Company’s PP&E by segment were as follows:

June 30, 2026	Antimony	Zeolite	All Other	Total
Plant and equipment	$18,351,015	$7,113,783	$3,474,017	$28,938,815
Buildings	2,288,612	1,705,893	5,619,396	9,613,901
Mineral rights and interests	—	16,753	8,710,383	8,727,136
Land	2,083,094	—	2,009,598	4,092,692
Construction in progress	16,499,377	941,626	297,243	17,738,246
Total property, plant and equipment	39,222,098	9,778,055	20,110,637	69,110,790
Accumulated depreciation	(10,676,530)	(4,375,476)	(609,570)	(15,661,576)
Property, plant and equipment, net	$28,545,568	$5,402,579	$19,501,067	$53,449,214

December 31, 2025	Antimony	Zeolite	All Other	TOTAL
Plant and equipment	$14,814,441	$7,031,403	$487,751	$22,333,595
Buildings	1,106,303	1,705,893	3,111,073	5,923,269
Mineral rights and interests	—	16,753	6,107,085	6,123,838
Land	2,083,094	—	1,530,782	3,613,876
Construction in progress	19,071,013	45,000	—	19,116,013
Total property, plant and equipment	37,074,851	8,799,049	11,236,691	57,110,591
Accumulated depreciation	(10,278,230)	(4,146,457)	(311,065)	(14,735,752)
Property, plant and equipment, net	$26,796,621	$4,652,592	$10,925,626	$42,374,839

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

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

In May 2026, the Company executed an agreement to acquire the ownership rights to various mining claims located in the Fairbanks District of Alaska. Payments to acquire these claims have been or will be made by the Company on or around the payment dates indicated as follows:

Payment Date	Payment Amount
May 2026	$150,000
May 2027	150,000
May 2028	150,000
May 2029	1,079,000
Total	$1,529,000

This agreement requires net smelter royalty payments by the Company based on the value realized from minerals produced from the mining claims. The agreement can be terminated without cause at any time by the Company with thirty days’ written notice.

The Company has entered into multiple agreements to acquire mining claims, leases, and exploration rights in Alaska, Canada, and the southeastern United States. Pursuant to the terms of these agreements, the Company is obligated as of June 30, 2026 to make aggregate payments to purchase these claims of approximately $7.0 million, payable as follows: approximately $150,000 in the remainder of 2026, $600,000 in 2027, $650,000 in 2028, $3.3 million in 2029, and $2.35 million in 2030. In addition to these fixed payment obligations, the agreements generally require the Company to pay net smelter royalties based on the value realized from future production, with certain agreements providing the Company with the option to repurchase a portion of such royalties. The agreements also include aggregate exploration and development spending commitments of approximately $4.9 million over periods ranging from approximately three to five years. Each of the agreements may be terminated by the Company without cause upon notice, which would relieve the Company of future payment and spending obligations.

All payments related to these mining claims and leases that became due on or before June 30, 2026 were made by the Company pursuant to the terms of the underlying agreements. The payments made to acquire these mining claims and leases are capitalized in the “Mineral rights and interests” component of PP&E in the Condensed Consolidated Balance Sheets and included in the “All Other” category for segment reporting.

NOTE 11 – LEASES

Philipsburg Operating Lease

In September 2024, the Company executed a contract to lease a metals concentration facility located in Philipsburg, Montana. The Company amended the lease in March 2025 extending the term of the agreement to September 2, 2026. As a result of the amendment in March 2025, the Company reduced the ROU asset and corresponding lease liability by $37,448. During the three and six months ended June 30, 2025, the Company recorded $127,548 and $304,510, respectively, of lease expense related to this lease in the Condensed Consolidated Statements of Operations. During the first six months of 2026, there was no expense recorded for this lease since the agreement was terminated in September 2025. In the first quarter of 2026, the Company acquired a precious metals milling facility located in Radersburg, Montana, which replaced the Company’s need for the Philipsburg facility.

Dallas Operating Lease

In the first quarter of 2025, the Company executed a contract to lease office space for its corporate headquarters located in Dallas, Texas with a lease term of 24 months and total fixed payments during the term of $3,945 per month, or $94,680 in total. The Company is amortizing the lease on a straight-line basis over the term of the lease. The Company recorded the present value of the lease payments over the term as a lease liability and ROU asset. The Company used its incremental borrowing rate as the discount rate since the rate implicit in the lease was not readily determinable. The lease does not include any transfer of ownership of the office space at the end of the lease, nor any option to extend the lease or purchase the facility, nor any residual value guarantees. The Company cannot terminate the lease without cause and must provide the office space to the lessor at the end of the lease in the same condition as it was received.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

Canada Operating Lease

On October 1, 2025, the Company leased office space located in Sudbury, Ontario, Canada with a lease term of 60 months that expires on September 30, 2030. The Company is required to make monthly base rent payments of $1,050 in Canadian dollars which are converted to U.S. dollars using the spot exchange rate in effect on the payment date. The Company recorded $22,772 in U.S. dollars as the present value of the rent payments as a lease liability and corresponding ROU asset and is amortizing the lease on a straight-line basis over the term of the lease. Since the monthly rent payments are made in Canadian dollars, the lease liability was initially measured using the spot exchange rate in effect on the lease commencement date and is remeasured into U.S. dollars at each reporting date with any resulting foreign currency transaction gains or losses recognized in earnings. The Company’s incremental borrowing rate was used as the discount rate since the rate implicit in the lease was not readily determinable. The lease does not include any transfer of ownership of the office space at the end of the lease, nor any option to purchase the facility, nor any residual value guarantees. The Company has the option to renew or extend the lease for one additional term of five years, provided written notice is given to the landlord at least six months prior to the lease expiring. The Company did not consider the additional lease term covered by the renewal option in the initial lease liability since exercise of the renewal option was not reasonably certain at lease commencement.

The following table summarizes expense and cash payments for both operating leases during the periods noted:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease expense	$14,568	$139,383	$29,132	$324,235
Cash paid for operating lease liabilities	14,610	51,835	29,226	89,725
Cash paid for security deposit	—	—	—	3,945

At June 30, 2026, the weighted average remaining lease term of operating leases was 35 months and the weighted average discount rate for operating leases was 3.49%.

The following table is a maturity analysis of the future minimum lease payments for operating leases as of June 30, 2026:

Twelve months ending June 30,	Total
2027	$38,548
2028	10,933
2029	10,933
2030	10,933
2031	2,732
Total operating lease payments	74,079
Less: discount on lease liabilities	(44,773)
Total operating lease liabilities	29,306
Less: current portion of operating lease liabilities	(19,937)
Noncurrent operating lease liabilities	$9,369

NOTE 12 – INVESTMENT IN EQUITY SECURITIES

In October 2025, the Company acquired 51.7 million, or approximately ten percent at that time, of the issued and outstanding shares of Larvotto Resources Limited (“Larvotto”) through twelve open-market cash purchases totaling $37,172,842 (measured in U.S. dollars). Larvotto is an Australian-based public company engaged in the exploration and development of critical minerals, particularly antimony and gold, whose shares are traded on the Australian Securities Exchange. Since the Company has less than a 20% ownership interest in Larvotto and does not exert significant influence through board representation, contractual governance rights, or other mechanisms that would allow participation in the financial or operational policy decisions of the business, the Company recorded this transaction as an investment in equity securities. The investment is measured at fair value each reporting period using readily available quoted market prices from the Australian Securities Exchange. As a result, the Company has classified the Larvotto investment as a Level 1 fair value measurement within the fair value hierarchy and all changes in its fair value are recorded as other income (expense), net, in the condensed consolidated statements of operations. These changes in fair value may result from movements in Larvotto’s share price, changes in the

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

Australian dollar (“AUD”) / U.S. dollar (“USD”) exchange rate, or a combination of both. The Company’s Larvotto investment is classified as a non-current asset in the condensed consolidated balance sheets because it is considered a strategic investment that may be held long-term. As of June 30, 2026 and December 31, 2025, the fair value of the investment reflected in the condensed consolidated balance sheet was $43,219,151 and $40,494,328, respectively, and unrealized gains of $6,786,253 and $2,724,823 were recorded as other income (expense) in the condensed consolidated statement of operations for the three and six months ended June 30, 2026, respectively. There were no unrealized gains or losses recorded as other income (expense) during the three and six months ended June 30, 2025.

NOTE 13 – INVESTMENT IN JOINT VENTURE

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

The JV is expected to be funded in part through contributions of nonmonetary assets, including (i) rights to use proprietary hydrometallurgical processing technology to be contributed by the Company through a sublicense arrangement and (ii) rights to use and ultimately acquire the project site to be contributed by Americas through a staged lease-to-transfer structure. As of June 30, 2026, these nonmonetary contributions have not yet been made.

The Company has made capital contributions to the JV of $149,000 and is required to fund its proportionate share of future capital expenditures in accordance with the JV agreement. The Company expects to continue to make additional contributions as the JV progresses through the construction and development phase of the project. The timing and amount of such contributions will depend on the JV’s approved budgets and project development schedule which are in process.

The JV is currently in the early stages of organizational development and has not commenced any significant operational activities. For the three and six months ended June 30, 2026, the Company recognized equity in losses of the JV of $56,514 and $72,640, respectively, which primarily reflects organizational, development, and other pre-operating costs incurred by the JV. As of June 30, 2026, the carrying value of the Company’s investment in the JV was $76,360.

Earlier this year, the Company made a formal application on behalf of the JV to the Department of War for grant awards to fund the construction of this new hydrometallurgical processing facility. The likelihood of such future awards cannot yet be determined.

NOTE 14 – LONG-TERM DEBT

Long-term debt was as follows:

	June 30, 2026	December 31, 2025
Equipment financing - maturing May 2027	$127,550	$195,425
Equipment financing - maturing May 2030	207,225	—
Total debt	334,775	195,425
Less current portion of debt payments	(175,913)	(136,942)
Long-term debt, net of current portion	$158,862	$58,483

In May 2024, BRZ acquired a large front-end wheel loader pursuant to a financing arrangement with a total contractual obligation of approximately $425,000, payable in 36 monthly installments of $11,799 maturing in May 2027. The financing arrangement provided for a fixed rate of 3.49% per annum. The financing arrangement is secured by a purchase money security interest in the wheel loader and is guaranteed by the Company. As of June 30, 2026, the outstanding principal balance under the agreement was $127,550, all of which was classified as current portion of long-term debt.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

In April 2026, the Company acquired a mid-size front-end wheel loader to be used at its precious metals milling facility located in Radersburg, Montana pursuant to a financing arrangement with a total contractual obligation of approximately $238,000, payable in 48 monthly installments of $4,958 maturing in May 2030. The financing arrangement does not bear a stated rate of interest; accordingly, the Company recorded the equipment and related financing obligation at the present value of the future contractual payments using an imputed market interest rate of 6.0%. As a result, the Company recorded the equipment and debt at approximately $211,000 which is net of a debt discount of approximately $27,000, which is being amortized to interest expense over the term of the financing arrangement using the effective interest method. The financing obligation is secured by a purchase money security interest in the equipment. As of June 30, 2026, the outstanding principal balance consisted of $48,363 classified as current portion of long-term debt and $158,862 classified as long-term.

At June 30, 2026, principal payments on debt were due as follows:

Twelve months ending June 30,	Total
2027	$187,050
2028	59,500
2029	59,500
2030	54,542
2031	—
Total debt payments	360,592
Less: discount on debt	(25,817)
Total debt payments net of discount	334,775
Less: current portion of debt payments	(175,913)
Long-term debt, net of current portion	$158,862

NOTE 15 – TAX

Management estimates the Company’s 2026 effective tax rate to be 0% based on the Company’s year-to-date pretax loss, cumulative loss position, historical operating losses, and other available evidence supporting the continued need for a full valuation allowance against its net deferred tax assets. Although the Company reported net income for the second quarter of 2026, such income was the direct result of an unrealized gain on an equity investment that is reflected as a temporary difference for tax purposes. Accordingly, no income tax expense or benefit has been recorded for the three- and six-month periods ended June 30, 2026.

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

June 30, 2026

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

Mexico Import Value Added Tax

USAMSA recorded a receivable of $2,955,899 and $1,875,771 at June 30, 2026 and December 31, 2025, respectively, for the Import Value Added Tax (“IVA tax” or “VAT”) it pays on certain goods and services representing amounts to be reimbursed from the Mexican government. USAMSA recorded full reserves against its IVA tax receivable balances at June 30, 2026 and December 31, 2025, respectively, resulting in net IVA tax receivables of zero at both period ends.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Mine Safety Matters

Historically, BRZ has been assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). During the six months ended June 30, 2026, BRZ received four citations from MSHA, none of which were significant and substantial. All four citations were rectified by BRZ and terminated by MSHA either on the day the citations were issued or the day after. At June 30, 2026 and December 31, 2025, BRZ had no accrued liabilities relating to MSHA citations.

BRZ’s Zeolite Lease

BRZ has a lease through December 31, 2034 with Zeolite, LLC that entitles BRZ to surface mine and process zeolite on property in Preston, Idaho, in exchange for an annual payment and a royalty payment, which is based on the amount of zeolite shipped from the leased property (“BRZ Lease”).

Thompson Falls, Montana Facility Expansion

In April 2025, the Company engaged engineering and construction firms to expand its existing smelting operating capacity located in Thompson Falls, Montana. Total capital expenditures associated with the expansion plans are estimated to be approximately $39 million, of which approximately $37 million has been formally agreed to with various third-party vendors. As of June 30, 2026, the Company has incurred approximately $33 million related to these commitments. The Thompson Falls facility expansion was substantially completed during the second quarter of 2026, resulting in approximately $4 million of project costs being transferred from construction in progress to the appropriate PP&E asset categories as the related assets were placed in service late in the quarter. The remaining approximately $29 million of gross project costs are included in the “Construction in progress” component of PP&E in the Condensed Consolidated Balance Sheets presented net of the $12.8 million of grant funding received under the Company’s DIBC award, as discussed in NOTE 9 – GOVERNMENT GRANT.

Inventory Purchase Commitments

As of June 30, 2026, the Company had outstanding purchase commitments for antimony inventory with an aggregate estimated cost of approximately $5 million, which is not reflected in the Condensed Consolidated Balance Sheet. The Company expects to take delivery of this inventory during the remainder of 2026.

Legal Matters

The Company’s Mexican subsidiary USAMSA is a defendant in a commercial lawsuit relating to historical obligations under an agreement for certain services related to mining claims in Mexico. The action is in its initial stages with the plaintiff seeking approximately $339,000 in damages and $54,390 of associated value added tax. In connection with the litigation, a Mexican court issued a precautionary attachment order requiring the Company to restrict approximately $339,000 held in a bank account as security pending

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

resolution of the matter and until posting of a judicial surety bond to substitute for the attachment is completed. As a result, the Company has classified such amount as restricted cash in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2026. The Company intends to vigorously defend the action and, based on the information currently available and after consultation with legal counsel, management does not believe a loss is probable. Accordingly, no liability has been recorded as of June 30, 2026, although an adverse outcome remains reasonably possible. The Company has subsequently filed a countersuit against the same party in excess of the amounts described to recover amounts previously paid to the party for services subject to the disagreement.

The Company is from time to time involved in various other claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount that the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company.

NOTE 17 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the six months ended June 30, 2026 and 2025, the Company issued 3,449,209 shares and 1,472,097 shares, respectively, of its common stock in conjunction with the vesting of RSUs and exercising of stock options. See the “Share-Based Compensation” section below for further details.

Sale of Common Stock

During the six months ended June 30, 2026, the Company sold 4,326,433 shares of its common stock in “at the market offerings” and received gross proceeds of $50,033,307 based on a weighted average price of $11.56 per share. The aggregate net proceeds received by the Company, after deducting direct issuance costs of $962,469, totaled $49,070,838. During the first six months of 2025, the Company sold 1,857,923 shares of its common stock in “at the market offerings” and received gross proceeds of $5,158,787 based on a weighted average price of $2.78 per share. The aggregate net proceeds received by the Company, after deducting direct issuance costs of $94,304, totaled $5,064,483.

The Company also issued 2,703,643 shares of its common stock during the first six months of 2026 related to the exercise of warrants. See the “Common Stock Warrants” section below for further details.

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

Share-based compensation expense for the periods noted was as follows:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock options	$1,852,602	$251,571	$4,033,894	$404,083
RSUs	1,052,325	335,342	3,704,998	428,214
Total share-based compensation expense	$2,904,927	$586,913	$7,738,892	$832,297

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

The following table summarizes the aggregate non-cash stock-based compensation recognized in the Condensed Consolidated Statement of Operations for stock options and RSUs:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2026	2025	2026	2025
General and administrative	$218,435	$263,385	$597,043	$331,093
Salaries and benefits	2,682,591	319,627	7,134,048	493,403
Professional fees	3,901	3,901	7,801	7,801
Total non-cash share-based compensation expense	$2,904,927	$586,913	$7,738,892	$832,297

Stock options

Stock options granted typically have a 10-year contractual term and are subject to either service or performance-based vesting conditions. The following table shows the weighted-average assumptions used to value options granted during the six months ended June 30, 2026:

Six Months Ended
Weighted-Average Grant Date Assumptions	June 30, 2026
Expected term (in years)	9.8
Risk-free interest rate	4.2%
Expected dividend yield	—%
Expected volatility	97.7%
Fair value per share	$7.45

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

Expected volatility – The expected volatility is based on the historical volatility of our stock price over the expected term of the stock option.

Activity with respect to stock options is summarized as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Options outstanding, December 31, 2025	5,635,748	$1.21	5.5	$21,526,399
Granted	945,606	8.30	—	—
Exercised	(1,722,289)	0.77	—	—
Forfeited	(433,020)	2.98	—	—
Expired	—	—	—	—
Options outstanding, June 30, 2026	4,426,045	$2.72	6.3	$20,982,450
Nonvested options, June 30, 2026	2,960,929	$3.23	6.3	$12,844,596
Vested and exercisable options, June 30, 2026	1,465,116	$1.71	6.3	$8,137,854

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

At June 30, 2026, total unrecognized share-based compensation expense related to stock options was $4,188,207, which is expected to be recognized over a weighted average remaining period of 0.8 years. During the six months ended June 30, 2026, 1,722,289 stock options were exercised to purchase shares of common stock. These exercises included 421,797 options for cash proceeds of $259,501 and cashless exercises where 372,185 shares of common stock were acquired by the Company as treasury stock to pay for the aggregate exercise price of the stock options and, in certain cases, to satisfy mandatory payroll tax withholding obligations, where 928,307 shares of common stock were issued to the award recipients. See the “Treasury Stock” section below for further details. The total intrinsic value of the 1,722,289 stock options exercised during the six months ended June 30, 2026 was $14,560,523.

During the six months ended June 30, 2025, 622,500 stock options were exercised to purchase shares of common stock. These exercises included 250,000 options for cash proceeds of $55,000 and cashless exercises where 50,269 shares of common stock were surrendered to the Company to pay for the aggregate exercise price of the stock options and 322,231 shares of common stock were issued. The total intrinsic value of the 322,500 stock options exercised during the six months ended June 30, 2025 was $1,061,033.

Restricted stock units

Activity with respect to RSUs is summarized as follows:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Share
RSUs outstanding at December 31, 2025	2,869,111	$1.86
Granted	790,106	8.30
Vested	(1,726,920)	2.11
Forfeited	(263,871)	3.14
RSUs outstanding at June 30, 2026	1,668,426	$4.44

At June 30, 2026, total unrecognized share-based compensation expense related to RSUs was $6,009,654, which is expected to be recognized over a weighted-average remaining period of 1.7 years. The weighted average remaining contractual term of the nonvested RSU shares was 1.5 years at June 30, 2026. During the six months ended June 30, 2026 and 2025,1,726,920 and 899,866 shares of common stock, respectively, were issued upon the vesting of RSUs with a total fair value of $16,656,240 and $1,269,256, respectively. Also, during the six months ended June 30, 2026, 528,362 of the newly issued common shares were acquired by the Company as treasury stock to satisfy the mandatory payroll tax withholding obligations resulting from the RSU vesting. See the “Treasury Stock” section below for further details.

Common stock warrants

During the six months ended June 30, 2026, the Company issued 2,703,643 shares of common stock related to the exercise of pre-existing warrants and received gross proceeds of $1,963,812 based on a weighted average exercise price of $0.73 per share. In the first two quarters of 2025, the Company issued 2,919,643 shares of common stock related to the exercise of pre-existing warrants and received gross proceeds of $2,225,411 based on a weighted average exercise price of $0.76 per share. There were no warrants issued or that expired during the six months ended June 30, 2026 and 2025.

Following is a summary of the Company’s warrant activity during the six months ended June 30, 2026:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Balance at December 31, 2025	2,833,893	$0.73
Exercised	(2,703,643)	0.73
Balance at June 30, 2026	130,250	$0.85

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

Each warrant represents the right to receive one share of the Company’s common stock. The composition of the Company’s remaining warrants outstanding at June 30, 2026 was as follows:

Number of warrants	Exercise Price	Expiration Date	Remaining life (years)
130,250	$0.85	8/3/2026	0.09

Treasury Stock

The Company retains and holds shares of its common stock as treasury stock to manage the settlement of employee equity awards. Shares are retained primarily to cover the option exercise price and, if any, required tax withholding for cashless stock option exercises and to satisfy employees’ tax obligations upon RSU vesting. During the six months ended June 30, 2026, the Company withheld 372,185 shares of common stock, with an aggregate value of $3,654,449, in connection with certain stock option exercises. These shares were retained as treasury stock to satisfy the related exercise price and, where applicable, payroll tax withholding obligations. Also, during the six months ended June 30, 2026, 528,362 newly issued common shares with a cost of $5,189,407 were retained by the Company as treasury stock to satisfy the mandatory payroll tax obligations resulting from the vesting of RSUs. There were no common shares retained and transferred to treasury stock during the six months ended June 30, 2025.

NOTE 18 – BUSINESS SEGMENTS

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

The following components of the Company’s business were not engaged in business activities at June 30, 2026 from which they generated revenue offset by related expenses: Los Juarez, Mexico in our ADM subsidiary, Ontario, Canada, Alaska, and the mining claims in Thompson Falls, Montana. Therefore, these components, along with the Company’s personal residence for a management employee, apartment complex in Thompson Falls, Montana for hourly employees, and flotation and concentration facility located in Radersburg, Montana, have been included in the “All Other” category for segment reporting. The Company’s chief operating decision maker is its chief executive officer.

Total assets by segment were as follows:

Total Assets	June 30, 2026	December 31, 2025
Antimony segment	$162,840,666	$137,013,360
Zeolite segment	7,337,869	5,733,666
All other	20,438,179	11,178,643
Total assets	$190,616,714	$153,925,669

Total capital expenditures by segment were as follows:

	Three months ended June 30,		Six months ended June 30,
Capital expenditures	2026	2025	2026	2025
Antimony segment	$8,825,924	$1,269,129	$13,805,980	$1,445,411
Zeolite segment	786,031	25,970	979,006	82,199
All other	619,799	5,236,463	8,028,355	5,866,463
Total capital expenditures	$10,231,754	$6,531,562	$22,813,341	$7,394,073

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

Selected segment operational information were as follows:

Three months ended June 30, 2026	Antimony	Zeolite	All Other	Total
Total revenues	$6,064,637	$1,860,964	$—	$7,925,601
Depreciation and amortization	229,503	115,602	170,260	515,365
Loss from operations	(4,544,394)	(421,286)	(2,015,220)	(6,980,900)
Other income				7,147,704
Income tax expense				—
Equity in losses of joint venture				(56,514)
Net income				$110,290

Three months ended June 30, 2025	Antimony	Zeolite	All Other	Total
Total revenues	$9,636,842	$888,281	$—	$10,525,123
Depreciation and amortization	171,040	98,031	8,484	277,555
Income (loss) from operations	832,735	(122,252)	(690,476)	20,007
Other income				161,548
Income tax expense				—
Net income				$181,555

Six months ended June 30, 2026	Antimony	Zeolite	All Other	Total
Total revenues	$11,832,793	$2,876,877	$—	$14,709,670
Depreciation and amortization	419,252	229,019	277,553	925,824
Loss from operations	(10,238,440)	(1,291,856)	(2,967,799)	(14,498,095)
Other income				3,386,535
Income tax expense				—
Equity in losses of joint venture				(72,640)
Net loss				$(11,184,200)

Six months ended June 30, 2025	Antimony	Zeolite	All Other	Total
Total revenues	$15,542,151	$1,982,977	$—	$17,525,128
Depreciation and amortization	338,591	205,387	15,547	559,525
Income (loss) from operations	1,976,575	(430,028)	(1,168,548)	377,999
Other income				350,080
Income tax expense				—
Net income				$728,079

Note 19 - SUBSEQUENT EVENT

Shipments to DLA

During June 2026, the Company fulfilled its first two shipments under the contract with the DLA. These shipments, which consisted of approximately 82,000 pounds of antimony metal ingots, were formally accepted by the DLA in July 2026. Under the terms of the contract, control transfers to the DLA when formal acceptance has occurred. As a result, the Company recognized the $2.6 million of revenue related to these shipments in July 2026, which will be included in the Company’s third-quarter financial results.

Common Stock Warrants

In July 2026, the Company issued 130,250 shares of common stock and received gross proceeds of $110,713 related to the exercise of warrants, based on a weighted average exercise price of $0.85 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes,” “expects” or “does not expect,” “is expected,” “outlook,” “anticipates” or “does not anticipate,” “plans,” “estimates,” “forecast,” “project,” “pro forma,” or “intends,” or stating that certain actions, events or results “may” or “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made and are subject to assumptions and uncertainties. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks related to:

●	The Company’s properties being in the exploration stage;
●	Macroeconomic factors;
●	The imposition of new tariffs, changes in trade policy or agreements, or the escalation of trade tensions between the United States and other countries or regions could have a material adverse impact on our business;
●	Continued operational losses;
●	Negative consequences related to mineral operations being subject to existing and new government regulations within and outside the United States;
●	The Company’s ability to obtain additional capital to develop the Company’s resources, if any;
●	Concentration of customers;
●	Increase in energy costs;
●	Mineral exploration and development activities;
●	Mineral estimates;
●	The Company’s insurance coverage for operating risks;
●	The fluctuation of prices for antimony and precious metals, such as gold and silver;
●	The competitive industry of mineral exploration;
●	The title and rights in the Company’s mineral properties;
●	Environmental hazards;
●	The possible dilution of the Company’s common stock from additional financing activities;
●	Metallurgical and other processing problems;
●	Unexpected geological formations;
●	Global economic and political conditions;
●	Staffing in remote locations;
●	Changes in product costing;
●	Inflation on operational costs and profitability;
●	Competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities);
●	Global pandemics, natural disasters, or civil unrest;

●	Mexican labor and other issues regarding safety and organized control over our properties;
●	The positions and associated outcomes of Mexican and other taxing authorities;
●	Cybersecurity and business disruptions;
●	Ineffective use of cash and cash equivalents, including proceeds from stock offerings;
●	Potential conflicts of interest with the Company’s management;
●	Mining exploration, development, and production not being economically viable;
●	Processing and selling ore from new suppliers and internal sources not being economically viable;
●	Mineral reserve estimates, including those prepared by “Qualified Persons” (as defined by SEC Regulation S-K 1300), are not guarantees of the volume or grade of ore that will ultimately be recovered;
●	Risks associated with non-domestic supply of antimony ore that could negatively impact our financial condition and results of operations including, among others, receipt of ore later than expected or not at all, antimony content in ore being less than expected, higher costs than expected related to logistics, ore content making ore more difficult to process, more costly to process, and/or take more time to process than expected, and the inability to process ore due to its possible content of deleterious elements;
●	Not achieving revenue growth, revenue diversification, and/or additional profit expected from initiatives and changes in our business that have been implemented or are being implemented could cause a significant negative impact on our financial condition and results of operations;
●	Volatility in market prices related to the Company’s investment in equity securities could negatively impact our financial condition and results of operations;
●	The Company’s supply contracts, including its sole-source contract with the DLA for antimony metal ingots, expose it to a variety of risks that could adversely impact performance and financial results;
●	Not having the cash flow from operations or other sources or vehicles to fully fund and support the business, strategy, initiatives, changes, and operations, among others, could negatively impact our financial condition and results of operations;
●	A discrepancy between the number of outstanding shares of our common stock as determined by the Transfer Agent and the number of outstanding shares of our common stock as determined by the Depositary Trust Company could have a material adverse effect on our financial reporting processes, regulatory compliance, corporate actions, investor confidence, and the market price of our common stock;
●	Lack of personnel to execute the Company’s strategy could delay or derail the Company’s implementation of its strategy that could negatively impact our financial condition and results of operations;
●	The Company is subject to significant operational and performance risks as the managing member of a joint venture that could negatively impact our financial condition and results of operations;
●	The Company’s minority ownership position and capital funding obligations in the joint venture expose us to dilution, financing, and governance risks;
●	The Company’s ability to receive funding under its Department of War grant award is subject to the achievement of specified milestones and ongoing compliance with program requirements, and any failure to satisfy these conditions or obtain continued authorization could result in delays, reductions, or loss of funding and adversely affect the Company’s financial condition and liquidity;
●	The Company is exposed to credit and supply chain risks related to its $4.0 million Convertible Promissory Note and corresponding strategic relationship with a key international antimony supplier;
●	The Company’s significant inventory position in Mexico may expose us to operational, inventory valuation, and liquidity risks; and
●	Fluctuations in the price of the Company’s common stock.

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

In March 2026, the Company was awarded a $27.0 million grant from the U.S. Department of War under the Defense Production Act to support the expansion and modernization of its domestic antimony processing facilities and to fund a portion of the Company’s Alaskan antimony mining operations. The award is milestone-based, with $16.2 million currently obligated and an additional $10.8 million subject to future authorization by the U.S. government. On March 25, 2026, the Company received approval for three project milestones representing $12.8 million of committed funding for the Thompson Falls, Montana facility expansion. Based on the achievement and approval of the related milestones, the Company recognized the grant as a reduction of property, plant and equipment during the first quarter of 2026. The related cash proceeds were received in April 2026. Additional funding under the award is contingent upon the achievement and approval of future project milestones.

On April 10, 2026, the Company published an initial assessment technical report summary on its Fostung tungsten project. This Initial Assessment-level Technical Report Summary, dated January 31, 2026 (the “Fostung TRS”), was prepared in accordance with the mining property disclosure rules specified in subpart 1300 of Regulation S-K and filed as an exhibit to the Form 8-K filed by the Company on April 10, 2026. The Fostung project was acquired by the Company in 2025 and includes 50 single-cell tungsten mining claims located in the Sudbury District of Ontario. As noted, the Fostung TRS is an Initial Assessment-level report and, accordingly, does not establish any Mineral Reserves. The report does, however, estimate 14.8 million tons of inferred mineral resources containing approximately 54.2 million pounds of tungsten. Exploration of the deposit indicates potential to expand the resource further, and preliminary test work has demonstrated the ability to improve the grade of the tungsten-bearing material through sorting.

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

SELECTED FINANCIAL DATA.

Consolidated Statements of Operations Information:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues	$7,925,601	$10,525,123	$14,709,670	$17,525,128
Cost of revenues	7,342,304	7,687,578	13,016,906	12,315,853
Gross profit	583,297	2,837,545	1,692,764	5,209,275
Total operating expenses	7,564,197	2,817,538	16,190,859	4,831,276
Income (loss) from operations	(6,980,900)	20,007	(14,498,095)	377,999
Total other income, net	7,147,704	161,548	3,386,535	350,080
Income (loss) before income taxes and equity in loss of joint venture	166,804	181,555	(11,111,560)	728,079
Income tax expense	—	—	—	—
Income (loss) before equity in losses of joint venture	166,804	181,555	(11,111,560)	728,079
Equity in losses of joint venture	(56,514)	—	(72,640)	—
Net income (loss)	$110,290	$181,555	$(11,184,200)	$728,079

Consolidated Balance Sheet Information:

	June 30, 2026	December 31, 2025
Working capital	$69,985,515	$44,564,846
Total assets	190,616,714	153,925,669
Accumulated deficit	(56,672,749)	(45,488,549)
Total stockholders’ equity	181,021,838	140,955,189

Operational and Financial Performance of Continuing Operations by Segment:

Antimony

Financial and operational performance of our antimony business for the three months ended June 30, 2026 and 2025 was as follows:

	Three months ended June 30,
Antimony	2026	2025	$ Change	% Change
Revenue (a)	$5,867,657	$9,636,842	$(3,769,185)	(39)%
Gross profit (a)	$152,857	$2,881,083	$(2,728,226)	(95)%
Pounds of antimony sold (a)	428,425	340,305	88,120	26%
Average sales price per pound	13.70	28.32	$(14.62)	(52)%
Average cost per pound	13.34	19.85	$(6.51)	(33)%
Average gross profit per pound	0.36	8.47	(8.11)	(96)%
a)	Revenue from sales of gold and silver totaled $196,980 and $nil for the three months ended June 30, 2026 and 2025, respectively, which are excluded from Revenue and Gross profit in the table above but included in the antimony segment. Pounds of antimony sold in the table above exclude the sales related to gold and silver for both periods presented.

Financial and operational performance of our antimony business for the six months ended June 30, 2026 and 2025 was as follows:

	Six months ended June 30,
Antimony	2026	2025	$ Change	% Change
Revenue (a)	$11,422,600	$15,562,690	$(4,140,090)	(27)%
Gross profit (loss) (a)	$1,169,295	$5,304,699	$(4,135,404)	(78)%
Pounds of antimony sold (a)	707,222	702,952	4,270	1%
Average sales price per pound	16.15	22.14	$(5.99)	(27)%
Average cost per pound	14.50	14.59	$(0.09)	(1)%
Average gross profit (loss) per pound	1.65	7.55	$(5.90)	(78)%
a)	Revenue from sales of gold and silver totaled $410,193 and $(20,539) for the six months ended June 30, 2026 and 2025, respectively, which are excluded from Revenue and Gross profit in the table above but included in the antimony segment. Pounds of antimony sold in the table above exclude the sales related to gold and silver for both periods presented.

Antimony revenue decreased $3.8 million, or 39%, and $4.1 million, or 27%, for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year. These decreases were primarily attributable to lower market prices for antimony, which resulted in average sales prices per pound declining 52% and 27% during the three and six-month periods, respectively. The impact of lower selling prices was partially offset by a 26% increase in pounds of antimony sold during the three-month period, while sales volumes for the six-month period remained relatively consistent with the prior year.

Antimony gross profit decreased $2.7 million, or 95%, and $4.1 million, or 78%, for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year. These decreases were primarily attributable to lower average selling prices for antimony, which reduced average gross profit per pound by 96% and 78% during the three and six-month periods, respectively. Average cost per pound declined 33% during the three-month period and remained relatively consistent with the prior year during the six-month period. Gross margin during the first six months of 2026 did not benefit from any processing of the Company’s in-house antimony mined in Montana or from any antimony deliveries under the Company’s contract with the DLA.

During June 2026, the Company fulfilled its first two shipments under the contract with the DLA. These shipments, which consisted of approximately 82,000 pounds of antimony metal ingots, were formally accepted by the DLA in July 2026. Under the terms of the contract, control transfers to the DLA when formal acceptance has occurred. As a result, the Company recognized the $2.6 million of revenue related to these shipments in July 2026, which will be included in the Company’s third-quarter financial results.

Zeolite

Financial and operational performance of our zeolite business for the three months ended June 30, 2026 and 2025 was as follows:

	Three months ended June 30,
Zeolite	2026	2025	$ Change	% Change
Revenue	$1,860,964	$888,281	$972,683	110%
Gross profit (loss)	$353,603	$122,447	$231,156	189%
Tons of zeolite sold	6,609	3,084	3,525	114%
Average sales price per ton	$282	$288	$(6)	(2)%
Average cost per ton	$228	$248	$(20)	(8)%
Average gross profit (loss) per ton	$54	$40	$14	35%

Financial and operational performance of our zeolite business for the six months ended June 30, 2026 and 2025 was as follows:

	Six months ended June 30,
Zeolite	2026	2025	$ Change	% Change
Revenue	$2,876,877	$1,982,977	$893,900	45%
Gross profit (loss)	$253,507	$301,533	$(48,026)	(16)%
Tons of zeolite sold	10,290	6,886	3,404	49%
Average sales price per ton	$280	$288	$(8)	(3)%
Average cost per ton	$255	$244	$11	5%
Average gross profit (loss) per ton	$25	$44	$(19)	(43)%

Zeolite revenue increased $972,683, or 110%, and $893,900, or 45%, for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year. These increases were primarily attributable to tons of zeolite sold increasing 114% and 49% during the three and six-month periods, respectively, which reflected the Company’s expanded sales efforts, including additional penetration into the cattle market, as well as continued growth in its traditional industrial markets. The impact of increased sales volumes was partially offset by decreases in the average sales price per ton of 2% and 3% during the three and six-month periods, respectively.

Gross profit increased $231,156, or 189%, for the three months ended June 30, 2026, and decreased $48,026, or 16%, for the six months ended June 30, 2026, as compared to the corresponding prior-year periods. The increase in gross profit during the second quarter of 2026 was primarily attributable to the significant increase in sales volume combined with lower average production costs, which more than offset the impact of the modest decrease in the average sales price per ton. The decrease in gross profit for the six-month period was primarily attributable to higher freight costs associated with the Company’s expanded geographic distribution.

Consolidated Financial Performance:

Operating Expenses

Operating expenses increased $4.7 million and $11.4 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding prior-year periods. These increases were primarily attributable to higher non-cash share-based compensation resulting from equity awards granted following shareholder approval of the Amended and Restated 2023 Equity Incentive Plan in 2025, increased salaries and employee benefits to support the Company’s expanded operations and growth initiatives, and higher professional fees associated with various strategic initiatives.

Other Income, Net

Other income, net increased $7.0 million and $3.0 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding prior-year periods. These increases were primarily attributable to unrealized gains on the Company’s investment in Larvotto of $6.8 million during the second quarter of 2026 and $2.7 million for the six-month period. The remaining increases were primarily due to higher investment income resulting from increased cash balances invested in interest-bearing accounts and securities.

Capital Resources and Liquidity:

	June 30,	December 31,
Working Capital	2026	2025
Current assets	$76,626,473	$54,742,182
Current liabilities	(6,640,958)	(10,177,336)
Working capital	$69,985,515	$44,564,846

	Six months ended June 30,
Cash Flow Information	2026	2025
Net cash (used in) provided by operating activities	$(20,720,183)	$(2,356,986)
Net cash used in investing activities	(11,122,075)	(17,384,832)
Net cash provided by financing activities	43,440,180	7,279,344
	$11,597,922	$(12,462,474)

Net cash used in operating activities was $20.7 million for the six months ended June 30, 2026, compared to $2.4 million in the prior year period. The increased use of operating cash was primarily driven by higher working capital requirements, including a $9.6 million increase in inventories as the Company built up its antimony inventory and a $4.5 million decrease in accounts payable, after giving effect to $1.5 million of property and equipment additions included in accounts payable at period end. Operating cash flows were also affected by a net loss of $11.2 million, partially offset by non-cash charges, including $7.7 million of share-based compensation expense and $0.9 million of depreciation and amortization expense.

Inventory by segment as of the date indicated was as follows:

	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Antimony inventory	$21,380,103	$12,016,138	$6,427,717	$744,550
Zeolite inventory	225,767	505,871	384,810	501,174
Total inventories	$21,605,870	$12,522,009	$6,812,527	$1,245,724

Net cash used in investing activities was $11.1 million for the six months ended June 30, 2026, compared to $17.4 million in the prior year comparative period. Investing activities in the current period were primarily driven by $22.8 million of capital expenditures and $1.1 million of additional advances made to a strategic supplier under a new convertible note receivable. Capital expenditures were primarily attributable to ongoing construction associated with the expansion of the Company’s existing smelting operations in Thompson Falls, Montana, the acquisition of the Radersburg flotation mill, and other capital investments, including the acquisition of additional mining claims and machinery and equipment. These cash outflows were partially offset by $12.8 million of government grant proceeds received during the period as reimbursement for qualifying capital expenditures.

Net cash provided by financing activities was $43.4 million during the first six months of 2026 as compared to $7.3 million of net cash provided by financing activities for the prior year six-month period. Significant financing activities in 2026 have included $49.1 million of net proceeds received from the sale of common stock in “at the market offerings” and $2.0 million of proceeds received from the exercise of pre-existing common stock warrants, offset in part by $7.8 million of treasury stock purchases.

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

In 2025, the Company secured a $19.0 million margin credit line with a national bank, which bears interest at one percent above the base commercial rate. Borrowings under the facility are secured by the Company’s investment in U.S. Treasury Strips, which are pledged as collateral. During the first and second quarters of 2026, the Company borrowed $5.0 million and $10.0 million, respectively, under the margin credit line, with each borrowing repaid prior to the end of the respective quarter. The Company had no outstanding borrowings under the margin credit line as of June 30, 2026 or December 31, 2025. Availability under the margin credit line is subject to customary margin requirements based on a percentage of the value of the pledged securities.

In March 2026, the Company was awarded a $27.0 million grant from the U.S. Department of War under the Defense Production Act to support the expansion and modernization of its domestic antimony processing facilities and to fund a portion of the Company’s Alaskan antimony mining operations. The award is milestone-based, with $16.2 million currently obligated and an additional $10.8 million subject to future authorization by the U.S. government. On March 25, 2026, the Company received approval for three project milestones representing $12.8 million of committed funding for the Thompson Falls, Montana facility expansion. Based on the achievement and approval of the related milestones, the Company recognized the grant as a reduction of property, plant and equipment during the first quarter of 2026. The related cash proceeds were received in April 2026. Additional funding under the award is contingent upon the achievement and approval of future project milestones.

The Company could also receive additional funding from the U.S. Government for initiatives related to facility expansion and critical exploration and development mining. The Company has made formal applications in 2026 to several governmental agencies for a total of $274 million. However, there is no assurance that additional U.S. Government funding will be accessible to the Company.

In addition, the Company continues to review each segment’s operational and financial results for opportunities to improve cash flow and to make informed decisions that benefit the Company overall.

As of June 30, 2026, the Company had cash and cash equivalents of $41.4 million and investments in debt securities of $20.7 million as available liquidity. We intend to fund our cash requirements with our cash and cash equivalents, cash generated from our operations, and capital raised from various investment vehicles and believe cash from these sources are sufficient to cover our requirements for the next 12 months. We intend to continue to invest in our employees, customers, infrastructure, and operations with the goals of increasing production, decreasing costs, and growing revenue profitably. We may also use our available cash to acquire businesses or additional properties. The nature of these investments and transactions, however, makes it difficult to predict the amount and timing of such future cash requirements.

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

The conclusion that our disclosure controls and procedures were not effective as of June 30, 2026 is a result of the previously identified material weakness in internal control over financial reporting described in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which relates to insufficient qualified accounting personnel and the related design and operation of controls over the financial statement close and reporting process. Notwithstanding the material weakness, management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management of the Company has taken proactive steps to address this material weakness by hiring employees to lead Sarbanes-Oxley compliance, SEC reporting, accounts payable, payroll, finance and accounting in Mexico and at BRZ, information technology, and the joint venture. In addition, the Company hired a third-party firm in 2025 to assist with the implementation of new accounting software and to assist with gaining compliance with Sarbanes-Oxley, all of which is ongoing.

Changes in Internal Control over Financial Reporting

Other than the continued remediation efforts discussed above related to the design and implementation of sufficient controls and processes around internal controls over financial reporting, there have been no changes during the quarter ended June 30, 2026 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information regarding the Company’s legal proceedings is included in Note 16—COMMITMENTS AND CONTINGENCIES to the unaudited condensed consolidated financial statements included in this Quarterly Report.

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

The Company’s financing and commercial arrangement with a key antimony supplier exposes us to credit, operational, and supply chain risks. We have entered into a commercial antimony sourcing arrangement with a supplier as part of our strategy to support and expand our antimony supply chain. This arrangement is supported by a $4.0 million Convertible Promissory Note (the “Convertible Note”) that is secured by substantially all assets of the supplier and supported by a personal guaranty from the supplier’s principal owner. While these protections are intended to mitigate our credit exposure, there can be no assurance that the supplier will have sufficient liquidity, operational capacity, or financial resources to satisfy its obligations under the note or related commercial agreements.

If the international supplier experiences financial distress, operational difficulties, liquidity constraints, regulatory challenges, equipment failures, or other adverse developments, it may be unable to repay amounts owed to us, deliver anticipated antimony products, or otherwise perform under its contractual obligations. In such circumstances, we could incur losses associated with the note receivable, experience delays or disruptions in anticipated antimony supply, incur additional costs to obtain alternative sources of supply, or be required to devote additional resources to enforcing our contractual rights.

In addition, although the Convertible Note provides us with the right to convert indebtedness into membership interests of the supplier, it is a privately held company and there can be no assurance that any equity interests received upon conversion would have a readily realizable value or provide a recovery equivalent to the amounts owed under the note. Any of these events could adversely affect our business, financial condition, results of operations, cash flows, and growth strategy.

The Company’s significant inventory position in Mexico may expose us to operational, inventory valuation, and liquidity risks. The Company maintains a significant inventory of antimony materials at its facilities in Mexico. The ultimate realization of the value of this inventory depends upon our ability to efficiently process these materials into finished products that meet applicable customer specifications in a commercially acceptable and timely manner. Processing results may be affected by numerous factors, including the characteristics of the raw materials, recovery rates, production yields, equipment performance, operating efficiencies, and other manufacturing variables.

If we are unable to process these materials as anticipated, or if processing requires additional time, costs, or modifications to our production methods, the inventory may remain on hand longer than expected, resulting in increased carrying costs, reduced liquidity, and higher working capital requirements. In addition, if market prices for antimony continue to decline while such inventory remains on hand, or if the estimated net realizable value of the inventory falls below its carrying value for any reason, we may be required to recognize inventory write-downs, which could adversely affect our gross margins, operating results, financial condition, and cash flows.

Any significant delay or inability to convert this inventory into finished products that satisfy customer requirements could materially and adversely affect our business, financial condition, results of operations, and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2026, the Company withheld 117,817 shares of its common stock with an aggregate value of $1,021,550 to satisfy the exercise price of stock options exercised and, in certain cases, to satisfy mandatory payroll tax withholding obligations. In addition, the Company withheld 222,073 shares of its common stock with an aggregate value of $2,023,903 to satisfy employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were recorded as treasury stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Formation (incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2025).
3.2	Bylaws (incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2025).
31.1 *	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95 *	Mine Safety Disclosure.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION

Date: August 11, 2026	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman of the Board and CEO
(principal executive officer)

Date: August 11, 2026	By:	/s/ Shawn P. Winkler
Shawn P. Winkler
Interim Chief Financial Officer
(principal financial officer)