Form 10-Q
period 2026-09-30
UNITED STATES ANTIMONY CORP
filed 2026-11-12
CIK 101538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, there were 149,329,434 shares outstanding of the registrant’s $0.01 par value common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,053,201	$30,494,320
Investment in debt securities held to maturity	4,709,690	4,577,706
Accounts receivable, net	1,927,432	4,213,305
Inventories	28,126,132	12,522,009
Prepaid expenses and other current assets	2,781,399	434,842
Note receivable	4,000,000	2,500,000
Total current assets	71,597,854	54,742,182
Property, plant and equipment, net	61,865,400	42,374,839
Operating lease right-of-use assets	21,261	48,106
Investment in debt securities held to maturity - noncurrent	16,219,988	15,773,251
Investment in equity securities	39,373,225	40,494,328
Investment in joint venture	53,914	—
Restricted cash	821,612	162,756
Other assets, net	330,207	330,207
Total assets	$190,283,461	$153,925,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,886,135	$6,924,518
Accrued liabilities	3,170,289	2,937,842
Accrued liabilities - directors	153,875	143,931
Current portion of operating lease liabilities	13,134	34,103
Current portion of long-term debt	142,279	136,942
Total current liabilities	15,365,712	10,177,336
Operating lease liabilities, net of current portion	8,127	14,003
Long-term debt, net of current portion	146,287	58,483
Asset retirement obligations	2,818,200	2,720,658
Total liabilities	18,338,326	12,970,480
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value, 50,000,000 shares authorized:
Series A - no shares issued and outstanding	—	—
Series B - 750,000 shares issued and outstanding (liquidation preference $988,125 and $982,500, respectively)	7,500	7,500
Series C - 177,904 shares issued and outstanding (liquidation preference $97,847 both periods)	1,779	1,779
Series D - no shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 150,746,204 and 140,042,270 shares issued, respectively	1,507,462	1,400,423
Treasury stock (1,422,695 and 149,639 shares of common stock at cost, respectively)	(11,135,959)	(574,153)
Additional paid-in capital	247,763,158	185,608,189
Accumulated deficit	(66,198,805)	(45,488,549)
Total stockholders’ equity	171,945,135	140,955,189
Total liabilities and stockholders’ equity	$190,283,461	$153,925,669

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenues	$10,133,437	$8,701,951	$24,843,107	$26,227,079
Cost of revenues	5,839,295	6,688,509	18,856,201	19,004,362
Gross profit	4,294,142	2,013,442	5,986,906	7,222,717
Operating expenses:
General and administrative	1,852,801	882,909	4,795,027	2,276,455
Salaries and benefits	3,218,465	4,940,319	13,322,618	7,305,380
Professional fees	776,005	522,531	3,146,690	1,441,436
Mineral exploration	4,407,039	1,037,637	4,935,671	1,145,925
Gain on sale or disposal of property, plant and equipment, net	—	(8,216)	(1,900)	(8,716)
Gain on lease termination	—	(469,822)	—	(469,822)
Other operating expenses	23,177	25,266	270,240	71,242
Total operating expenses	10,277,487	6,930,624	26,468,346	11,761,900
Loss from operations	(5,983,345)	(4,917,182)	(20,481,440)	(4,539,183)
Other income (expense), net:
Interest and investment income	473,542	150,563	1,227,442	472,719
Unrealized loss on investment in equity securities	(3,845,926)	—	(1,121,103)	—
Other miscellaneous income (expense), net	18,719	(14,081)	(73,469)	13,843
Total other income (expense), net	(3,353,665)	136,482	32,870	486,562
Loss before income taxes and equity in losses of joint venture	(9,337,010)	(4,780,700)	(20,448,570)	(4,052,621)
Income tax expense	—	—	—	—
Loss before equity in losses of joint venture	(9,337,010)	(4,780,700)	(20,448,570)	(4,052,621)
Equity in losses of joint venture	(189,046)	—	(261,686)	—
Net loss	(9,526,056)	(4,780,700)	(20,710,256)	(4,052,621)
Preferred dividends	(1,875)	(1,875)	(5,625)	(5,625)
Net loss available to common shareholders	$(9,527,931)	$(4,782,575)	$(20,715,881)	$(4,058,246)

Net loss per share:
Basic	$(0.06)	$(0.04)	$(0.14)	$(0.03)
Diluted	$(0.06)	$(0.04)	$(0.14)	$(0.03)
Weighted average shares outstanding:
Basic	149,528,881	123,412,910	145,945,136	118,494,796
Diluted	149,528,881	123,412,910	145,945,136	118,494,796

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the three and nine months ended September 30, 2026 and 2025

	Preferred Stock		Common Stock
					Additional			Total
					Paid-In	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity
Balance - December 31, 2025	927,904	$9,279	140,042,270	$1,400,423	$185,608,189	$(45,488,549)	$(574,153)	$140,955,189
Net loss	—	—	—	—	—	(11,294,490)	—	(11,294,490)
Share-based compensation	—	—	—	—	4,833,965	—	—	4,833,965
Issuance of common stock under equity incentive plan	—	—	2,006,621	20,066	844,327	—	(5,798,403)	(4,934,010)
Issuance of common stock for cash, net of issuance costs	—	—	126,436	1,264	1,338,182	—	—	1,339,446
Issuance of common stock upon exercise of warrants	—	—	1,563,643	15,637	979,175	—	—	994,812
Balance - March 31, 2026	927,904	9,279	143,738,970	1,437,390	193,603,838	(56,783,039)	(6,372,556)	131,894,912
Net income	—	—	—	—	—	110,290	—	110,290
Share-based compensation	—	—	—	—	2,904,927	—	—	2,904,927
Issuance of common stock under equity incentive plan	—	—	1,442,588	14,426	442,344	—	(3,045,453)	(2,588,683)
Issuance of common stock for cash, net of issuance costs	—	—	4,199,997	42,000	47,689,392	—	—	47,731,392
Issuance of common stock upon exercise of warrants	—	—	1,140,000	11,400	957,600	—	—	969,000
Balance - June 30, 2026	927,904	9,279	150,521,555	1,505,216	245,598,101	(56,672,749)	(9,418,009)	181,021,838
Net loss	—	—	—	—	—	(9,526,056)	—	(9,526,056)
Share-based compensation	—	—	—	—	2,074,151	—	—	2,074,151
Issuance of common stock under equity incentive plan	—	—	94,399	944	(944)	—	(18,997)	(18,997)
Issuance of common stock for cash, net of issuance costs	—	—	—	—	(17,560)	—	—	(17,560)
Common stock repurchased	—	—	—	—	—	—	(1,698,953)	(1,698,953)
Issuance of common stock upon exercise of warrants	—	—	130,250	1,302	109,410	—	—	110,712
Balance - September 30, 2026	927,904	$9,279	150,746,204	$1,507,462	$247,763,158	$(66,198,805)	$(11,135,959)	$171,945,135

	Preferred Stock		Common Stock
					Additional			Total
					Paid-In	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity
Balance - December 31, 2024	927,904	$9,279	112,951,317	$1,129,512	$68,610,905	$(41,149,023)	$—	$28,600,673
Net income	—	—	—	—	—	546,524	—	546,524
Share-based compensation	—	—	—	—	245,384	—	—	245,384
Issuance of common stock under equity incentive plan	—	—	1,101,231	11,013	(11,013)	—	—	—
Issuance of common stock for cash, net of issuance costs	—	—	1,107,923	11,079	2,381,238	—	—	2,392,317
Issuance of common stock upon exercise of warrants	—	—	948,750	9,488	796,950	—	—	806,438
Balance - March 31, 2025	927,904	9,279	116,109,221	1,161,092	72,023,464	(40,602,499)	—	32,591,336
Net income	—	—	—	—	—	181,555	—	181,555
Share-based compensation	—	—	—	—	586,913	—	—	586,913
Issuance of common stock under equity incentive plan	—	—	370,866	3,709	51,291	—	—	55,000
Issuance of common stock for cash, net of issuance costs	—	—	750,000	7,500	2,664,666	—	—	2,672,166
Issuance of common stock upon exercise of warrants	—	—	1,970,893	19,709	1,399,264	—	—	1,418,973
Balance - June 30, 2025	927,904	9,279	119,200,980	1,192,010	76,725,598	(40,420,944)	—	37,505,943
Net loss	—	—	—	—	—	(4,780,700)	—	(4,780,700)
Share-based compensation	—	—	—	—	3,856,475	—	—	3,856,475
Issuance of common stock under equity incentive plan	—	—	628,602	6,286	95,143	—	(510,675)	(409,246)
Issuance of common stock for cash, net of issuance costs	—	—	7,655,435	76,555	33,299,558	—	—	33,376,113
Issuance of common stock upon exercise of warrants	—	—	2,853,179	28,531	2,173,814	—	—	2,202,345
Balance - September 30, 2025	927,904	$9,279	130,338,196	$1,303,382	$116,150,588	$(45,201,644)	$(510,675)	$71,750,930

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,710,256)	$(4,052,621)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1,696,441	839,353
Accretion of asset retirement obligation	97,542	58,449
Noncash operating lease expense	—	289,542
Share-based compensation	9,813,043	4,688,772
Accretion income from investment securities held to maturity	(584,995)	(222,440)
Paid-in-kind interest from notes receivable	(127,276)	—
Gain on sale or disposal of property, plant and equipment, net	(1,900)	(8,716)
Gain on lease termination	—	(469,822)
Equity in losses of joint venture	261,686	—
Write-down of inventory to net realizable value	268,369	—
Change in allowance for credit losses	762	5,798
Unrealized loss on investment in equity securities	1,121,103	—
Changes in operating assets and liabilities:
Accounts receivable	2,285,111	(804,211)
Inventories	(16,229,062)	(7,167,437)
Prepaid expenses and other current assets	(2,346,557)	(1,726,295)
IVA receivable and other assets	—	(500,128)
Accounts payable	(507,968)	2,672,335
Accrued liabilities	232,447	228,492
Accrued liabilities – directors	9,944	(51,757)
Net cash used in operating activities	(24,721,566)	(6,220,686)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of debt securities held to maturity	1,301,000	—
Purchases of debt securities held to maturity	(1,294,726)	(19,934,953)
Proceeds from note receivable principal payment	100,000	—
Additional advance under convertible note receivable	(1,116,154)	—
Proceeds from sales of property, plant and equipment	1,900	8,716
Investment in joint venture	(315,600)	—
Proceeds from government grant related to capital expenditures	12,848,246	—
Purchases of property, plant and equipment	(28,354,536)	(16,069,244)
Net cash used in investing activities	(16,829,870)	(35,995,481)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(117,986)	(98,756)
Proceeds from exercises of stock options	259,501	55,000
Treasury stock acquired	(9,500,144)	(409,246)
Proceeds from issuance of common stock, net of issuance costs	49,053,278	38,440,596
Proceeds from exercise of warrants	2,074,524	4,427,756
Net cash provided by financing activities	41,769,173	42,415,350
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	217,737	199,183
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	30,657,076	18,270,898
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$30,874,813	$18,470,081

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$71,532	$14,642
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Recognition of operating lease liability and right-of-use asset	$—	$63,416
Equipment purchased with note payable	$211,127	$—
Property and equipment included in accounts payable	$5,469,585	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

NOTE 1 - NATURE OF OPERATIONS

United States Antimony Corporation and its subsidiaries in the U.S., Mexico, and Canada (“USAC,” the “Company,” “Our,” “Us,” or “We”) sell antimony, zeolite, and precious metals primarily in the U.S. and Canada. The Company mines, purchases and processes ore primarily into antimony oxide, antimony metal ingots, antimony trisulfide, and precious metals at its facilities located in Montana and Mexico. Antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Antimony metal ingots are used in bearings, storage batteries, and ordnance. Antimony trisulfide is used as a primer in ammunition. The Company also recovers precious metals, primarily gold and silver, at its Montana facility from third party ore. In April 1998, the Company formed US Antimony de Mexico, S.A. de C.V. (“USAMSA”) to produce antimony products in Mexico, and, in August 2005, the Company formed Antimonio de Mexico, S.A. de C.V. (“ADM”) to explore and develop antimony and precious metal deposits in Mexico. The Company formed Bear River Zeolite Company (“BRZ”) in 2000 where at its facility located in Idaho, the Company mines and processes zeolite, a group of industrial minerals used in water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, soil amendment and fertilizer, and other miscellaneous applications. Beginning in 2024 and continuing in 2025 and 2026, the Company has acquired mining claims, real properties (patented claims) and leases located in Alaska, Montana and Ontario, Canada all of which are prospective for both antimony ore and other critical minerals. These acquisitions have the potential to increase antimony ore throughput at the Company’s facilities, reduce the cost of third-party antimony ore purchases, provide reliability of supply, expand the Company’s product offerings and diversify its critical mineral portfolio. The Company has also entered into an agreement to acquire certain exploration rights for mining properties located in the southeastern United States.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026, and its results of operations and cash flows for the three and nine months ended September 30, 2026 and 2025. The Condensed Consolidated Balance Sheet as of December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

These unaudited interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 19, 2026.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period’s presentation. These reclassifications have no effect on the results of operations, stockholders’ equity or cash flows as previously reported.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

Investment in Joint Venture

The Company uses the equity method to account for its investment in the joint venture (“JV”) with Americas Gold and Silver Corporation (“Americas”) because it has significant influence over, but does not control, the JV. The Company’s initial investment was recorded at cost and is subsequently adjusted for the Company’s proportionate share of the JV’s net income or loss, additional capital contributions, and distributions received. Since the JV is currently in the early stages of organizational development and has not commenced construction of its new state-of-the-art hydrometallurgical processing facility, there have been no significant operational activities recorded. The Company’s share of the JV’s results is recognized in “Equity in losses of joint venture” in the Condensed Consolidated Statements of Operations, and the investment is presented within noncurrent assets on the Condensed Consolidated Balance Sheets.

Government Grants

The Company early adopted ASU 2025-10, Government Grants (Topic 832), effective January 1, 2026. Government grants are recognized when it is probable that the Company will comply with the conditions of the grant and that the grant will be received. Grants related to long-lived assets are accounted for using the cost accumulation approach and are recognized as a reduction of the carrying amount of the related property, plant and equipment, allocated to the underlying depreciable asset categories on a pro rata basis relative to the capitalized costs incurred. Cash received from grants related to capital expenditures is classified as an investing activity in the Condensed Consolidated Statements of Cash Flows. See NOTE 9 – GOVERNMENT GRANT for further details.

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

September 30, 2026

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

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and net loss per share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(9,526,056)	$(4,780,700)	$(20,710,256)	$(4,052,621)
Preferred dividends	(1,875)	(1,875)	(5,625)	(5,625)
Net loss available to common shareholders	$(9,527,931)	$(4,782,575)	$(20,715,881)	$(4,058,246)
Denominator:
Weighted average shares - basic and diluted	149,528,881	123,412,910	145,945,136	118,494,796
Net loss per share:
Basic	$(0.06)	$(0.04)	$(0.14)	$(0.03)
Diluted	$(0.06)	$(0.04)	$(0.14)	$(0.03)

The following table summarizes potentially dilutive common stock equivalents that were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Warrants (1)	—	4,369,393	—	4,369,393
Stock options and RSU awards	5,692,005	8,726,834	5,692,005	8,726,834
Total possible share dilution	5,692,005	13,096,227	5,692,005	13,096,227
(1)	All common stock warrants were fully exercised prior to September 30, 2026, and no warrants remained outstanding at quarter-end.

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

September 30, 2026

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

NOTE 5 – REVENUE

Products consist of the following:

●	Antimony: includes antimony oxide, antimony metal ingots, and antimony trisulfide.
●	Zeolite: includes coarse and fine zeolite crushed in various product sizes.
●	Precious metals: includes unrefined and refined gold and silver.

Sales by product were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Antimony	$8,826,078	$8,030,005	$20,248,678	$23,592,695
Zeolite	1,040,518	671,946	3,917,395	2,654,923
Precious metals	266,841	—	677,034	(20,539)
Total revenues	$10,133,437	$8,701,951	$24,843,107	$26,227,079

Domestic and foreign revenues were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Domestic	$9,698,063	$8,542,248	$23,695,573	$25,788,506
Canada	435,374	159,703	1,147,534	438,573
Total revenues	$10,133,437	$8,701,951	$24,843,107	$26,227,079

Sales to customers representing more than 10% of our total year-to-date revenues were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Customer A	$5,128,282	$—	$5,128,282	$—
Customer B	1,684,147	1,654,653	4,526,124	6,239,058
Customer C	1,417,126	2,937,218	4,524,744	9,597,934
Customer D	—	2,532,000	3,765,200	4,710,800
Total customer revenues	$8,229,555	$7,123,871	$17,944,350	$20,547,792
Total customer revenues as a % of total revenues	81%	82%	72%	78%

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

Customer receivables representing more than 10% of our net accounts receivable balance were as follows:

	September 30,	December 31,
	2026	2025
Customer A	$—	$—
Customer B	379,632	1,008,384
Customer C	462,971	—
Customer D	—	2,592,400
Customer E	337,744	—
Total customer accounts receivable	$1,180,347	$3,600,784
Total customer receivables as a % of accounts receivable, net	61%	85%

The Company’s trade accounts receivable balance related to contracts with customers was $1,927,432 at September 30, 2026 and $4,213,305 at December 31, 2025, which is net of an allowance for credit losses of $1,671 and $909 at September 30, 2026 and December 31, 2025, respectively. The Company’s products do not involve any warranty agreements and product returns are not typical.

In September 2025, the Company secured a five-year, sole-source Indefinite Delivery, Indefinite Quantity (IDIQ) contract with the U.S. Defense Logistics Agency (DLA) Strategic Materials, which is responsible for managing the National Defense Stockpile (NDS). The contract, with a maximum value of $245 million, is for the sale of antimony metal ingots (99.65% purity) to replenish the NDS through September 2030. Pricing is determined at the time each delivery order is placed based on prevailing market rates along with certain specific fees and each shipment will represent a separate performance obligation satisfied at a point in time. As a result, revenue will be recognized when each shipment of antimony metal ingots is delivered to the DLA’s depot and formally accepted by the government. Since entering into this agreement, the Company has received sales orders pursuant to this contract totaling approximately $57 million. During the third quarter of 2026, the DLA formally accepted four shipments consisting of approximately 162,000 pounds of antimony metal ingots, resulting in the recognition of approximately $5.1 million in revenue.

In November 2025, the Company executed a five-year sales agreement with a new industrial customer for the sale of antimony trioxide. As called for in the agreement, once the monthly delivery schedule through December 2026 is completed, subsequent deliveries, pricing (pursuant to semiannual market-based adjustments), and volume commitments will be subject to mutual written agreement between the Company and the customer every six months. During the nine months ended September 30, 2026 and 2025, the Company recognized $3.8 million and $4.7 million, respectively, of revenue related to this customer.

NOTE 6 – INVESTMENT IN DEBT SECURITIES HELD TO MATURITY

The following is a summary of the Company’s investment securities held to maturity as of September 30, 2026:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Held-to-maturity securities – current:
U.S. Treasury Strips	$4,709,690	$—	$(5,667)	$4,704,023
Held-to-maturity securities – noncurrent:
U.S. Treasury Strips	16,219,988	—	(437,680)	15,782,308
Total held-to-maturity securities	$20,929,678	$—	$(443,347)	$20,486,331

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

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

Total recognized accretion income for these investments during the three and nine months ended September 30, 2026was $198,347 and $584,995, respectively. The Company also recognized interest income accretion on its U.S. Treasury Strips of $126,450 and $222,440 during the three and nine months ended September 30, 2025, respectively.

Consistent with the Company’s classification of its U.S. Treasury Strips as held to maturity, those securities scheduled to mature in the next twelve months after the reporting date are considered current assets and those having maturity dates more than twelve months after the reporting date are considered non-current assets. As of September 30, 2026, the Company’s held to maturity securities were scheduled to mature as follows:

	Amortized	Estimated Fair
	Cost	Value
Maturing in next twelve months	$4,709,690	$4,704,023
Maturing in next one to five years	16,219,988	15,782,308
Total held-to-maturity securities	$20,929,678	$20,486,331

Margin Credit Line

In 2025, the Company secured a $19.0 million margin credit line with a national bank that is collateralized by the Company’s U.S. Treasury Strips and bears interest at one percent above the base commercial rate. Borrowings of $5.0 million and $10.0 million during the first and second quarters of 2026, respectively, were repaid prior to the end of each quarter, and no borrowings were outstanding as of September 30, 2026 or December 31, 2025. Availability under the margin credit line is subject to customary margin requirements based upon a percentage of the value of the pledged securities.

NOTE 7 – INVENTORIES

Inventories as of September 30, 2026 and December 31, 2025 consisted primarily of finished antimony metal ingots and antimony oxide products, antimony ore and concentrates, and finished zeolite products. Inventories are stated at the lower of first-in, first-out cost or estimated net realizable value. Finished antimony products and finished zeolite products primarily include direct materials, direct labor, overhead, depreciation, and freight. Inventories by type were as follows:

	September 30,	December 31,
	2026	2025
Antimony oxide	$2,959,872	$577,000
Antimony metal ingots	17,757,192	2,242,881
Antimony ore and concentrates	7,081,917	9,196,257
Total antimony inventory	27,798,981	12,016,138
Zeolite	327,151	505,871
Total inventories	$28,126,132	$12,522,009

As of September 30, 2026 and December 31, 2025, inventories were valued at cost, except for the portion of inventory that was valued at net realizable value because costs were greater than the amount the Company expects to receive on the sale of this inventory. During the nine months ended September 30, 2026, the Company recorded write-downs totaling $268,369 to adjust antimony inventory to its NRV. There were no inventory NRV adjustments during the nine months ended September 30, 2025.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

NOTE 8 – NOTE RECEIVABLE

In 2025, as part of an international strategic supply agreement with a supplier for the purchase of processed antimony meeting specified quality standards over an approximate 36-month period, the Company extended a secured promissory note to the supplier in the original principal amount of $2,500,000. The note was amended and restated in February and April 2026 to incorporate accrued interest into the outstanding principal balance.

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

The Convertible Note has a principal balance of $4,000,000 and bears interest at 10.0% per annum. The principal balance of the Convertible Note includes the outstanding indebtedness under the most recent financing arrangement, $40,752 of accrued interest, $356,570 previously advanced for inventory that had not been received as of the date of the Convertible Note, and $1,116,154 of additional funding provided by the Company. The Convertible Note matures upon the earliest of (i) five days following written demand by the Company, (ii) the occurrence of an event of default, or (iii) May 29, 2028. The Convertible Note also grants the Company the right, at its election, to convert all or a portion of the outstanding indebtedness, including accrued and unpaid interest, into membership interests of the borrower which owns a hydrometallurgical processing facility located internationally. As a condition of the Convertible Note, the Company received an exclusive license to this antimony processing technology for use in North America and Australia. In addition, management believes the pricing of the processed antimony received from this supplier is more favorable relative to prevailing international market rates.

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

During the three and nine months ended September 30, 2026, the Company recognized interest income on the Convertible Note of $102,222 and $137,778, respectively.

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

During the third quarter of 2026, the DIBC modified the Project Sub-Agreement with the Company, resulting in $20.3 million of the $27.0 million award being currently authorized for payment and $6.7 million remaining subject to additional authorization by the U.S. government. The award is structured as a milestone-based, firm fixed-price arrangement, with payments contingent upon the achievement and formal acceptance of specified milestones, as well as compliance with certain ongoing requirements, including environmental, reporting, and project execution obligations.

As part of those obligations, the Company is responsible for executing the complete expansion of its Thompson Falls, Montana facility, as well as advancing related mining integration activities in the state of Alaska. The period of performance under the agreement extends through January 22, 2028.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

On March 25, 2026, the Company received formal approval from the DIBC confirming the achievement of three project milestones associated with $12.8 million of committed funding. Management concluded that the recognition criteria under ASC 832 had been satisfied because the related performance conditions had been met and receipt of the funding was probable. As a result, during the first quarter of 2026, the Company recognized a $12.8 million government grant receivable, which was collected in April 2026. In accordance with its accounting policy for government grants (see NOTE 2), the Company recognized the corresponding grant proceeds as a reduction of the carrying amount of Property, Plant, and Equipment (“PP&E”) associated with the Thompson Falls facility expansion.

In April 2025, the Company engaged engineering and construction firms to expand its existing smelting operating capacity located in Thompson Falls, Montana. This facility expansion was substantially completed during the second quarter of 2026, with $25.7 million, net of $12.8 million in grant proceeds, transferred from construction in progress to the appropriate PP&E asset categories during the second and third quarters of 2026 as the related assets were placed in service. The reduced carrying value of the depreciable assets is expected to result in lower depreciation expense prospectively over the remaining estimated useful lives of those assets.

As of September 30, 2026, the Company had not recognized any amounts related to the remaining $14.2 million of the award. Of this amount, $7.5 million was authorized for payment but remained subject to achievement and formal acceptance of the applicable milestones, and $6.7 million remained subject to future authorization by the U.S. government. The Company expects to receive additional funding under the agreement as further milestones are completed in the near future, and the related funding is subsequently approved.

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT

The major components of the Company’s PP&E by segment were as follows:

September 30, 2026	Antimony	Zeolite	All Other	Total
Plant and equipment	$34,472,088	$7,457,183	$4,068,921	$45,998,192
Buildings	7,881,667	1,705,893	6,437,320	16,024,880
Mineral rights and interests	—	16,753	8,810,383	8,827,136
Land	2,083,094	—	2,009,598	4,092,692
Construction in progress	2,136,539	1,093,046	125,108	3,354,693
Total property, plant and equipment	46,573,388	10,272,875	21,451,330	78,297,593
Accumulated depreciation	(11,073,499)	(4,491,374)	(867,320)	(16,432,193)
Property, plant and equipment, net	$35,499,889	$5,781,501	$20,584,010	$61,865,400

December 31, 2025	Antimony	Zeolite	All Other	TOTAL
Plant and equipment	$14,814,441	$7,031,403	$487,751	$22,333,595
Buildings	1,106,303	1,705,893	3,111,073	5,923,269
Mineral rights and interests	—	16,753	6,107,085	6,123,838
Land	2,083,094	—	1,530,782	3,613,876
Construction in progress	19,071,013	45,000	—	19,116,013
Total property, plant and equipment	37,074,851	8,799,049	11,236,691	57,110,591
Accumulated depreciation	(10,278,230)	(4,146,457)	(311,065)	(14,735,752)
Property, plant and equipment, net	$26,796,621	$4,652,592	$10,925,626	$42,374,839

In January 2026, the Company purchased substantially all assets associated with a precious metals milling facility located in Radersburg, Montana for total consideration of approximately $4,816,000, which included approximately $66,000 of direct transaction costs. The acquired assets included land, buildings and site improvements, and machinery and equipment. Following the acquisition, the facility was configured to allow for antimony flotation and concentration operations while retaining its precious metals processing capability, and the Company has subsequently added on-site laboratory capabilities. The transaction was accounted for as an asset acquisition, and the purchase price was allocated to the acquired assets based on their relative fair values. Following this allocation, machinery and equipment totaled approximately $1,722,000, buildings and improvements totaled approximately $2,615,000, and land totaled approximately $479,000. These assets are included in property, plant and equipment and the “All Other” category for segment reporting.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

The acquired assets are being depreciated over their estimated remaining useful lives, which range from 1 to 10 years for machinery and equipment and 20 to 30 years for buildings and improvements.

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

In March 2026, the Company completed a series of mineral rights purchases in Sanders County, Montana (commonly referred to as Stibnite Hill), including three patented lode mining claims and the surface rights associated with a fourth patented lode mining claim, for aggregate consideration of approximately $846,000. The acquisitions were completed through separate purchase agreements and provide the Company with fee simple title to the underlying mineral properties.

In May 2026, the Company executed an agreement to acquire the ownership rights to various mining claims located in the Fairbanks District of Alaska. Payments for these claims have been or will be made by the Company on or around the payment dates indicated as follows:

Payment Date	Payment Amount
May 2026	$150,000
May 2027	150,000
May 2028	150,000
May 2029	1,079,000
Total	$1,529,000

This agreement requires net smelter royalty payments by the Company based on the value realized from minerals produced from the mining claims. The agreement can be terminated without cause at any time by the Company with thirty days’ written notice.

The Company has entered into multiple agreements to acquire mining claims, leases, and exploration rights in Alaska, Canada, and the southeastern United States. Pursuant to the terms of these agreements, the Company is obligated as of September 30, 2026 to make aggregate payments to purchase these claims of approximately $6.8 million, payable as follows: approximately $550,000 in 2027, $575,000 in 2028, $3.3 million in 2029, and $2.35 million in 2030. In addition to these fixed payment obligations, the agreements generally require the Company to pay net smelter royalties based on the value realized from future production, with certain agreements providing the Company with the option to repurchase a portion of such royalties. The agreements also include aggregate exploration and development spending commitments of approximately $4.65 million over periods ranging from approximately three to five years. Each of the agreements may be terminated by the Company without cause upon notice, which would relieve the Company of future payment and spending obligations.

All payments related to these mining claims and leases that became due on or before September 30, 2026 were made by the Company pursuant to the terms of the underlying agreements. The payments made to acquire these mining claims and leases are capitalized in the “Mineral rights and interests” component of PP&E in the Condensed Consolidated Balance Sheets and included in the “All Other” category for segment reporting.

NOTE 11 – LEASES

Philipsburg Operating Lease

In September 2024, the Company executed a contract to lease a metals concentration facility located in Philipsburg, Montana. The lease was terminated in September 2025, and the Company’s need for the facility was replaced by its January 2026 acquisition of a precious

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

metals milling facility located in Radersburg, Montana. The Company recorded $85,032 and $389,542 of lease expense related to this lease during the three and nine months ended September 30, 2025, respectively, and no expense related to this lease in 2026.

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

The following table summarizes expense and cash payments for the Company’s operating leases during the periods noted:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease expense	$14,568	$96,867	$43,700	$421,102
Cash paid for operating lease liabilities	14,581	41,835	43,807	131,560
Cash paid for security deposit	—	—	—	3,945

At September 30, 2026, the weighted average remaining lease term of operating leases was 36 months and the weighted average discount rate for operating leases was 3.49%.

The following table is a maturity analysis of the future minimum lease payments for operating leases as of September 30, 2026:

Twelve months ending September 30,	Total
2027	$26,713
2028	10,933
2029	10,933
2030	10,933
2031	—
Total operating lease payments	59,512
Less: discount on lease liability	(38,251)
Total operating lease liability	21,261
Less: current portion of operating lease liability	(13,134)
Noncurrent operating lease liability	$8,127

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

NOTE 12 – INVESTMENT IN EQUITY SECURITIES

In October 2025, the Company acquired 51.7 million shares, or approximately ten percent at that time, of the issued and outstanding shares of Larvotto Resources Limited (“Larvotto”) through twelve open-market cash purchases totaling $37,172,842 (measured in U.S. dollars). Larvotto is an Australian-based public company engaged in the exploration and development of critical minerals, particularly antimony and gold, whose shares are traded on the Australian Securities Exchange. Since the Company has less than a 20% ownership interest in Larvotto and does not exert significant influence through board representation, contractual governance rights, or other mechanisms that would allow participation in the financial or operational policy decisions of the business, the Company recorded this transaction as an investment in equity securities. The investment is measured at fair value each reporting period using readily available quoted market prices from the Australian Securities Exchange. As a result, the Company has classified the Larvotto investment as a Level 1 fair value measurement within the fair value hierarchy and all changes in its fair value are recorded as other income (expense), net, in the Condensed Consolidated Statements of Operations. These changes in fair value may result from movements in Larvotto’s share price, changes in the Australian dollar (“AUD”) / U.S. dollar (“USD”) exchange rate, or a combination of both. The Company’s Larvotto investment is classified as a non-current asset in the Condensed Consolidated Balance Sheets because it is considered a strategic investment that may be held long-term.

The following table summarizes the changes in the fair value of the Company’s investment in Larvotto, which is measured using Level 1 inputs:

	Three months	Nine months
	Ended	Ended
	September 30,	September 30,
	2026	2026
Fair value of investment in Larvotto, beginning of period	$43,219,151	$40,494,328
Unrealized loss on investment in equity securities	(3,845,926)	(1,121,103)
Fair value of investment in Larvotto, end of period	$39,373,225	$39,373,225

There were no unrealized gains or losses on investments in equity securities recorded as other income (expense) during the three and nine months ended September 30, 2025.

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

The JV is expected to be funded in part through contributions of nonmonetary assets, including (i) rights to use proprietary hydrometallurgical processing technology to be contributed by the Company through a sublicense arrangement and (ii) rights to use and ultimately acquire the project site to be contributed by Americas through a staged lease-to-transfer structure. As of September 30, 2026, these nonmonetary contributions have not yet been made.

The Company has made capital contributions to the JV of $315,600 and is required to fund its proportionate share of future capital expenditures in accordance with the JV agreement. The Company expects to continue to make additional contributions as the JV progresses through the construction and development phase of the project. The timing and amount of such contributions will depend on the JV’s approved budgets and project development schedule which are in process.

The JV is currently in the early stages of organizational development and has not commenced any significant operational activities. For the three and nine months ended September 30, 2026, the Company recognized equity in losses of the JV of $189,046 and $261,686,

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

respectively, which primarily reflects organizational, development, and other pre-operating costs incurred by the JV. As of September 30, 2026, the carrying value of the Company’s investment in the JV was $53,914.

Earlier this year, the Company made a formal application on behalf of the JV to the Department of War for grant awards to fund the construction of this new hydrometallurgical processing facility. The likelihood of such future awards cannot yet be determined.

NOTE 14 – LONG-TERM DEBT

Long-term debt was as follows:

	September 30, 2026	December 31, 2025
Equipment financing - maturing May 2027	$93,167	$195,425
Equipment financing - maturing May 2030	195,399	—
Total debt	288,566	195,425
Less current portion of debt payments	(142,279)	(136,942)
Long-term debt, net of current portion	$146,287	$58,483

In May 2024, BRZ acquired a large front-end wheel loader pursuant to a financing arrangement with a total contractual obligation of approximately $425,000, payable in 36 monthly installments of $11,799 maturing in May 2027. The financing arrangement provided for a fixed rate of 3.49% per annum. The financing arrangement is secured by a purchase money security interest in the wheel loader and is guaranteed by the Company. As of September 30, 2026, the outstanding principal balance under the agreement was $93,167, all of which was classified as current portion of long-term debt.

In April 2026, the Company acquired a mid-size front-end wheel loader to be used at its Radersburg, Montana flotation and concentration facility located in Radersburg, Montana pursuant to a financing arrangement with a total contractual obligation of approximately $238,000, payable in 48 monthly installments of $4,958 maturing in May 2030. The financing arrangement does not bear a stated rate of interest; accordingly, the Company recorded the equipment and related financing obligation at the present value of the future contractual payments using an imputed market interest rate of 6.0%. This resulted in the Company recording the equipment and debt at approximately $211,000 which is net of a debt discount of approximately $27,000, which is being amortized to interest expense over the term of the financing arrangement using the effective interest method. The financing obligation is secured by a purchase money security interest in the equipment. As of September 30, 2026, the outstanding principal balance consisted of $49,112 classified as current portion of long-term debt and $146,287 classified as long-term.

At September 30, 2026, principal payments on debt were due as follows:

Twelve months ending September 30,	Total
2027	$152,667
2028	59,500
2029	59,500
2030	39,667
Total debt payments	311,334
Less: discount on debt	(22,768)
Total debt payments net of discount	288,566
Less: current portion of debt payments	(142,279)
Long-term debt, net of current portion	$146,287

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

NOTE 15 – TAX

Management estimates the Company’s 2026 effective tax rate to be 0% based on the Company’s year-to-date pretax loss, cumulative loss position, historical operating losses, and other available evidence supporting the continued need for a full valuation allowance against its net deferred tax assets. Accordingly, no income tax expense or benefit has been recorded for the three- and nine-month periods ended September 30, 2026.

Mexico Tax Assessment

In 2019, the Mexican tax authority (“SAT”) re-opened its audit of USAMSA’s 2013 income tax return and assessed the Company $16.3 million pesos, which was approximately $865,000 USD as of December 31, 2019, which the Company contested. In January 2026, the Federal Administrative Justice Court (Tribunal Federal de Justicia Administrativa) issued a final judgment in favor of the Company, declaring the underlying tax credit and related interest, penalties, and additional employee profit sharing invalid. As a result, the matter is resolved with no amounts due from the Company. This resolution had no impact on the Company’s consolidated financial statements, as no liability had been recorded in connection with this matter.

Mexico Import Value Added Tax

USAMSA recorded a receivable of $3,028,798 and $1,875,771 as of September 30, 2026 and December 31, 2025, respectively, for the Import Value Added Tax (“IVA tax” or “VAT”) it pays on certain goods and services representing amounts to be reimbursed from the Mexican government. USAMSA has recorded full reserves against its IVA tax receivable balances as of September 30, 2026 and December 31, 2025, respectively, resulting in net IVA tax receivables of zero at both period ends.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Mine Safety Matters

Historically, BRZ has been assessed fines and penalties by the Mine Safety and Health Administration (“MSHA”). During the nine months ended September 30, 2026, BRZ received six citations from MSHA and paid $1,928 in penalties. All six citations were rectified by BRZ and terminated by MSHA either on the day the citations were issued or within two days after. As of September 30, 2026 and December 31, 2025, BRZ had no accrued liabilities relating to MSHA citations.

BRZ’s Zeolite Lease

BRZ has a lease through December 31, 2034 with Zeolite, LLC that entitles BRZ to surface mine and process zeolite on property in Preston, Idaho, in exchange for an annual payment and a royalty payment, which is based on the amount of zeolite shipped from the leased property (“BRZ Lease”).

Inventory Purchase Commitments

As of September 30, 2026, the Company had outstanding purchase commitments for antimony inventory with an aggregate estimated cost of approximately $1 million, which is not reflected in the Condensed Consolidated Balance Sheet. The Company expects to take delivery of this inventory during the remainder of 2026.

Legal Matters

The Company’s Mexican subsidiary USAMSA is a defendant in a commercial lawsuit relating to historical obligations under an agreement for certain services related to mining claims in Mexico. The action is in its initial stages with the plaintiff seeking approximately $339,000 in damages and $54,390 of associated value added tax. In connection with the litigation, a Mexican court issued a precautionary attachment order requiring the Company to restrict approximately $339,000 held in a bank account as security pending resolution of the matter and until posting of a judicial surety bond to substitute for the attachment is completed. As a result, the Company has classified such amount as restricted cash in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2026.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

The Company intends to vigorously defend the action and, based on the information currently available and after consultation with legal counsel, management does not believe a loss is probable. Accordingly, no liability has been recorded as of September 30, 2026, although an adverse outcome remains reasonably possible. The Company has subsequently filed a countersuit against the same party in excess of the amounts described to recover amounts previously paid to the party for services subject to the disagreement. The Company does not believe a loss is probable at this time and has not accrued a loss contingency. The Company has assessed the reasonably possible loss under ASC 450-20-50 and does not expect any such loss to exceed the amounts claimed by the plaintiff set forth above.

The Company is the plaintiff in two civil actions filed in the U.S. District Court for the District of Montana, described in the following paragraphs. The Company has not recorded a loss accrual with respect to its own claims in either matter, as gain contingencies are not recognized until realized. The counterclaims asserted in the mining claim matter have been evaluated under ASC 450-20, and the Company has determined that a loss is neither probable nor reasonably estimable at this time; accordingly, no accrual has been recorded with respect to the counterclaims.

In September 2026, the Company filed an action seeking to quiet title to, and recover damages for trespass on, a group of unpatented lode mining claims previously staked by the Company in calendar year 2025 in Sanders County, Montana. The defendant has counterclaims, which the Company has answered and denied. The matter is in the early stages of discovery.

In October 2026, the Company filed an action against a vendor in the amount of $2.4 million arising out of a 2025 vendor contract for the design and fabrication of certain custom equipment for the Company’s Thompson Falls smelter expansion. The Company alleges that the vendor failed to deliver conforming equipment on the contracted schedule and seeks compensatory damages, interest, and attorneys’ fees. The matter is in the early stages of discovery.

The Company is from time to time involved in various other claims, legal proceedings, and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any such pending or threatened proceedings, or any amount that the Company might be required to pay by reason thereof, would have a material adverse effect on the financial condition or future results of the Company.

NOTE 17 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the nine months ended September 30, 2026 and 2025, the Company issued 3,543,608 shares and 2,100,699 shares, respectively, of its common stock in conjunction with the vesting of RSUs and exercising of stock options. See the “Share-Based Compensation” section below for further details.

Sale of Common Stock

During the nine months ended September 30, 2026, the Company sold 4,326,433 shares of its common stock in “at the market offerings” and received gross proceeds of $50,033,307 based on a weighted average price of $11.56 per share. The aggregate net proceeds received by the Company, after deducting direct issuance costs of $980,029, totaled $49,053,278.

During the first nine months of 2025, the Company sold 5,513,358 shares of its common stock in “at the market offerings” and received gross proceeds of $21,387,718 based on a weighted average price of $3.88 per share. The aggregate net proceeds received by the Company, after deducting direct issuance costs of $435,862, totaled $20,951,856.

In August 2025, the Company completed a registered direct offering with an institutional investor. The offering resulted in the sale of 4,000,000 shares of common stock at a purchase price of $4.50 per share for $18,000,000 in gross proceeds. For this offering, the Company incurred direct issuance costs of $511,260, which consisted primarily of placement agent commissions and various legal, accounting, and filing costs. The aggregate net proceeds received by the Company, after deducting offering fees and expenses, totaled $17,488,740.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

The Company also issued 2,833,893 shares of its common stock during the first nine months of 2026 related to the exercise of pre-existing warrants. See the “Common Stock Warrants” section below for further details.

Share-Based Compensation

In December 2023, shareholders approved the Company’s 2023 Equity Incentive Plan (“the Plan”), which provided for the grant of incentive stock options and non-qualified stock options and other types of awards. The general purpose of the Plan is to provide a means whereby eligible employees, officers, directors, and other service providers develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our shareholders. On July 31, 2025, the Company’s shareholders approved the Amended and Restated 2023 Equity Incentive Plan (the “Amended Plan”) which increased the maximum number of shares of common stock available for issuance under the Amended Plan to 23,700,000 shares. As of September 30, 2026, there were 11.5 million shares remaining for issuance under the Amended Plan.

Share-based compensation expense for the periods noted was as follows:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock options	$1,232,688	$2,083,722	$5,266,582	$2,487,805
RSUs	841,463	1,772,753	4,546,461	2,200,967
Total share-based compensation expense	$2,074,151	$3,856,475	$9,813,043	$4,688,772

The following table summarizes the aggregate non-cash stock-based compensation recognized in the Condensed Consolidated Statement of Operations for stock options and RSUs:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2026	2025	2026	2025
General and administrative	$218,441	$145,828	$831,339	$476,921
Salaries and benefits	1,851,809	3,706,746	8,970,002	4,200,149
Professional fees	3,901	3,901	11,702	11,702
Total non-cash share-based compensation expense	$2,074,151	$3,856,475	$9,813,043	$4,688,772

Stock Options

Stock options granted typically have a 10-year contractual term and are subject to either service or performance-based vesting conditions. The following table shows the weighted-average assumptions used to value options granted during the nine months ended September 30, 2026:

Nine Months Ended
Weighted-Average Grant Date Assumptions	September 30, 2026
Expected term (in years)	9.8
Risk-free interest rate	4.2%
Expected dividend yield	—%
Expected volatility	97.7%
Fair value per share	$7.45

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

September 30, 2026

Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant with an equivalent term approximating the expected term of the options.

Expected dividend yield—The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Expected volatility – The expected volatility is based on the historical volatility of our stock price over the expected term of the stock option.

Activity with respect to stock options is summarized as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Options outstanding, December 31, 2025	5,635,748	$1.21	5.5	$21,526,399
Granted	945,606	8.30	—	—
Exercised	(1,722,289)	0.77	—	—
Forfeited	(610,475)	2.52	—	—
Expired	—	—	—	—
Options outstanding, September 30, 2026	4,248,590	$2.78	6.0	$9,487,221
Nonvested options, September 30, 2026	2,749,607	$3.39	6.0	$5,711,850
Vested and exercisable options, September 30, 2026	1,498,983	$1.66	5.8	$3,775,371

As of September 30, 2026, total unrecognized share-based compensation expense related to stock options was $2,343,960, which is expected to be recognized over a weighted average remaining period of 0.7 years. During the nine months ended September 30, 2026, 1,722,289 stock options were exercised to purchase shares of common stock. These exercises included 421,797 options for cash proceeds of $259,501 and cashless exercises where 372,185 shares of common stock were acquired by the Company as treasury stock to pay for the aggregate exercise price of the stock options and, in certain cases, to satisfy mandatory payroll tax withholding obligations, where 928,307 shares of common stock were issued to the award recipients. See the “Treasury Stock” section below for further details. The total intrinsic value of the stock options exercised during the nine months ended September 30, 2026 was $14,778,570.

During the nine months ended September 30, 2025, 672,500 stock options were exercised to purchase shares of common stock. These exercises included 250,000 options for cash proceeds of $55,000 and cashless exercises where 52,461 shares of common stock were surrendered to the Company to pay for the aggregate exercise price of the stock options and 370,039 shares of common stock were issued. The total intrinsic value of the 672,500 stock options exercised during the nine months ended September 30, 2025 was $1,410,033.

Restricted Stock Units

Activity with respect to RSUs is summarized as follows:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Share
RSUs outstanding at December 31, 2025	2,869,111	$1.86
Granted	790,106	8.30
Vested	(1,821,319)	2.07
Forfeited	(394,483)	3.82
RSUs outstanding at September 30, 2026	1,443,415	$4.57

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

As of September 30, 2026, total unrecognized share-based compensation expense related to RSUs was $4,488,039, which is expected to be recognized over a weighted-average remaining period of 1.5 years. The weighted average remaining contractual term of the nonvested RSU shares was 1.3 years as of September 30, 2026. During the nine months ended September 30, 2026 and 2025, 1,821,319 and 1,428,199 shares of common stock, respectively, were issued upon the vesting of RSUs with a total fair value of $17,150,130 and $1,269,256, respectively. Shares retained by the Company as treasury stock to satisfy the related payroll tax withholding obligations are described in the “Treasury Stock” section below.

Common Stock Warrants

During the nine months ended September 30, 2026, the Company issued 2,833,893 shares of common stock related to the exercise of pre-existing warrants and received gross proceeds of $2,074,524 based on a weighted average exercise price of $0.73 per share. In the first nine months of 2025, the Company issued 5,772,822 shares of common stock related to the exercise of pre-existing warrants and received gross proceeds of $4,427,756 based on a weighted average exercise price of $0.77 per share. There were no warrants issued or that expired during the nine months ended September 30, 2026 and 2025.

Following is a summary of the Company’s warrant activity during the nine months ended September 30, 2026:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Balance at December 31, 2025	2,833,893	$0.73
Exercised	(2,833,893)	0.73
Balance at September 30, 2026	—	$—

Treasury Stock

The Company retains and holds shares of its common stock as treasury stock to manage the settlement of employee equity awards. Shares are retained primarily to cover the option exercise price and, if any, required tax withholding for cashless stock option exercises and to satisfy employees’ tax obligations upon RSU vesting. In addition, shares repurchased under the Company’s share repurchase program described below are held as treasury stock.

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

Treasury stock activity during the nine months ended September 30, 2026 was as follows:

	Shares	Cost
Balance at December 31, 2025	149,639	$574,153
Shares withheld upon cashless exercise of stock options	372,185	3,654,449
Shares withheld to satisfy payroll tax obligations upon vesting of RSUs	532,231	5,208,404
Shares repurchased under share repurchase program	368,640	1,698,953
Balance at September 30, 2026	1,422,695	$11,135,959

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

On August 19, 2026, the Company’s Board of Directors (the “Board”) approved and authorized a share repurchase program under which the Company may repurchase up to $100 million of its outstanding common stock. Repurchases may be made in the open market, in privately negotiated transactions, or otherwise, at the discretion of the Company’s chief executive officer as authorized by the Board and subject to applicable securities laws and market conditions. The Company may also, from time-to-time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. During the three months ended September 30, 2026, the Company repurchased 368,640 shares of common stock for an aggregate purchase price of $1.7 million under the share repurchase program. The repurchased shares are held as treasury stock. As of September 30, 2026, approximately $98.3 million remained available for future repurchases under the program. The program has no fixed expiration date and does not obligate the Company to repurchase any specific number or amount of shares and may be modified, suspended, or terminated at any time at the discretion of the Company’s Board.

NOTE 18 – BUSINESS SEGMENTS

The Company has two reportable segments: antimony and zeolite. The antimony segment includes our facility located in the Burns Mining District of Sanders County, Montana, which processes raw antimony ore primarily into antimony oxide, antimony metal ingots, antimony trisulfide, and precious metals, and facilities operated by our USAMSA subsidiary in Mexico, which process raw antimony ore primarily into antimony metal ingots and a lower grade of antimony oxide. The zeolite segment includes our facility located in Preston, Idaho, which mines, processes, and sells zeolite.

The following components of the Company’s business were not engaged in business activities as of September 30, 2026 from which they generated revenue offset by related expenses: Los Juarez, Mexico in our ADM subsidiary, Ontario, Canada, Alaska, and the mining claims in Thompson Falls, Montana. Therefore, these components, along with the Company’s personal residence for a management employee, apartment complex in Thompson Falls, Montana for hourly employees, and flotation and concentration facility located in Radersburg, Montana, have been included in the “All Other” category for segment reporting. The Company’s chief operating decision maker is its chief executive officer.

Total assets by segment were as follows:

Total Assets	September 30, 2026	December 31, 2025
Antimony segment	$160,970,973	$137,013,360
Zeolite segment	7,360,678	5,733,666
All other	21,951,810	11,178,643
Total assets	$190,283,461	$153,925,669

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

Total capital expenditures by segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
Capital expenditures	2026	2025	2026	2025
Antimony segment	$2,339,563	$7,928,732	$16,145,543	$9,374,143
Zeolite segment	494,820	284,833	1,473,826	367,032
All other	2,706,812	461,606	10,735,167	6,328,069
Total capital expenditures	$5,541,195	$8,675,171	$28,354,536	$16,069,244

Selected segment operational information was as follows:

Three months ended September 30, 2026	Antimony	Zeolite	All Other	Total
Total revenues	$9,092,919	$1,040,518	$—	$10,133,437
Depreciation and amortization	428,207	115,898	226,512	770,617
Income (loss) from operations	1,372,185	(343,416)	(7,012,114)	(5,983,345)
Other expense				(3,353,665)
Income tax expense				—
Equity in losses of joint venture				(189,046)
Net loss				$(9,526,056)

Three months ended September 30, 2025	Antimony	Zeolite	All Other	Total
Total revenues	$8,030,005	$671,946	$—	$8,701,951
Depreciation and amortization	170,813	98,678	10,337	279,828
Loss from operations	(3,646,313)	(236,420)	(1,034,449)	(4,917,182)
Other income				136,482
Income tax expense				—
Net loss				$(4,780,700)

Nine months ended September 30, 2026	Antimony	Zeolite	All Other	Total
Total revenues	$20,925,712	$3,917,395	$—	$24,843,107
Depreciation and amortization	847,459	344,917	504,065	1,696,441
Loss from operations	(8,866,255)	(1,635,272)	(9,979,913)	(20,481,440)
Other income				32,870
Income tax expense				—
Equity in losses of joint venture				(261,686)
Net loss				$(20,710,256)

Nine months ended September 30, 2025	Antimony	Zeolite	All Other	Total
Total revenues	$23,572,156	$2,654,923	$—	$26,227,079
Depreciation and amortization	509,404	304,065	25,884	839,353
Loss from operations	(1,669,738)	(666,448)	(2,202,997)	(4,539,183)
Other income				486,562
Income tax expense				—
Net loss				$(4,052,621)

UNITED STATES ANTIMONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

NOTE 19 - SUBSEQUENT EVENT

Shipments to DLA

In October 2026, the Company shipped to the DLA approximately 113,000 pounds of antimony metal ingots pursuant to three additional orders under its existing contract with the DLA. The related invoices totaled approximately $3.6 million. All three shipments were formally accepted by the DLA during October 2026, at which time control transferred to the DLA and the Company recognized the related revenue. The Company has also subsequently received payment in full for these shipments.

Note Receivable

On October 27, 2026, pursuant to the terms of the Convertible Note, the Company received written notice, subject to final negotiation of several items including potential security release, from the supplier of its intention to prepay the outstanding balance owed on the note. If finalized, the Supplier is to repay the outstanding principal balance of $4.0 million, together with accrued interest of approximately $177,000. The prepayment is not subject to any premium or penalty. As of the filing date of this Report, the prepayment had not yet been received from the supplier and the parties remained in ongoing discussions regarding the timing of the prepayment, which the Company understands remains in process. The Company’s exclusive long-term strategic supply agreement with the supplier for the purchase of processed antimony will remain in place. The Company’s exclusive license to the Supplier’s antimony processing technology for use in North America and Australia will also remain in place.

Share Repurchase Program

In October 2026, the Company repurchased 404,397 shares of common stock for an aggregate purchase price of $1.4 million under its share repurchase program. The repurchased shares are being held as treasury stock.

Nolan Creek Technical Report Summary

On October 26, 2026, the Company published an initial assessment technical report summary on the Nolan Creek property located in northern Alaska that was purchased by the Company in January 2026. This Initial Assessment-level Technical Report Summary (the “Nolan Creek TRS”) was prepared in accordance with the mining property disclosure rules specified in subpart 1300 of Regulation S-K and filed as an exhibit to the Form 8-K filed by the Company on October 26, 2026. The report provides an initial assessment of the property’s mineral resource potential; however, the report does not establish mineral resources or mineral reserves for the site in accordance with Regulation S-K Item 1300. Exploration activities at the Nolan Creek property began in October 2026 with excavation of a bulk sample of approximately 1,000 tons.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Readers should note that, in addition to the historical information contained herein, this Quarterly Report and the exhibits attached hereto contain “forward-looking statements” within the meaning of, and intended to be covered by, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon current expectations and beliefs concerning future developments and their potential effects on the Company including matters related to the Company’s operations, pending contracts and future revenues, financial performance and profitability, ability to execute on its increased production and installation schedules for planned capital expenditures, and the size of forecasted deposits. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which they are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. The reader is cautioned not to put undue reliance on these forward-looking statements, as these statements are subject to numerous factors and uncertainties.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes,” “expects” or “does not expect,” “is expected,” “outlook,” “anticipates” or “does not anticipate,” “plans,” “estimates,” “forecast,” “project,” “pro forma,” or “intends,” or stating that certain actions, events or results “may” or “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made and are subject to assumptions and uncertainties. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks related to:

●	The Company’s properties being in the exploration stage;
●	Macroeconomic factors;
●	The imposition of new tariffs, changes in trade policy or agreements, or the escalation of trade tensions between the United States and other countries or regions;
●	Continued operational losses;
●	Negative consequences related to mineral operations being subject to existing and new government regulations within and outside the United States;
●	The Company’s ability to obtain additional capital to develop the Company’s resources, if any;
●	Concentration of customers;
●	Increase in energy costs;
●	Mineral exploration and development activities;
●	Mineral estimates;
●	The Company’s insurance coverage for operating risks;
●	The fluctuation of prices for antimony and precious metals, such as gold and silver;
●	The competitive industry of mineral exploration;
●	The title and rights in the Company’s mineral properties;
●	Environmental hazards;
●	The possible dilution of the Company’s common stock from additional financing activities;
●	Metallurgical and other processing problems;
●	Unexpected geological formations;
●	Global economic and political conditions;
●	Staffing in remote locations;
●	Changes in product costing;
●	Inflation on operational costs and profitability;
●	Competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, flooding, landslides, power outages, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities);
●	Global pandemics, natural disasters, or civil unrest;
●	Mexican labor and other issues regarding safety and organized control over our properties;

●	The positions and associated outcomes of Mexican and other taxing authorities;
●	Cybersecurity and business disruptions;
●	Ineffective use of cash and cash equivalents, including proceeds from stock offerings;
●	Potential conflicts of interest with the Company’s management;
●	Mining exploration, development, and production not being economically viable;
●	Processing and selling ore from new suppliers and internal sources not being economically viable;
●	Mineral reserve estimates, including those prepared by “Qualified Persons” (as defined by SEC Regulation S-K 1300), which are not guarantees of the volume or grade of ore that will ultimately be recovered;
●	Risks associated with non-domestic supply of antimony ore including, among others, receipt of ore later than expected or not at all, antimony content in ore being less than expected, higher costs than expected related to logistics, ore content making ore more difficult to process, more costly to process, and/or take more time to process than expected, and the inability to process ore due to its possible content of deleterious elements;
●	Not achieving revenue growth, revenue diversification, and/or additional profit expected from initiatives and changes in our business that have been implemented or are being implemented;
●	Volatility in market prices related to the Company’s investment in equity securities;
●	Risks associated with the Company’s supply contracts, including its sole-source contract with the DLA for antimony metal ingots;
●	Not having the cash flow from operations or other sources or vehicles to fully fund and support the business, strategy, initiatives, changes, and operations, among others;
●	A discrepancy between the number of outstanding shares of our common stock as determined by the Transfer Agent and the number of outstanding shares of our common stock as determined by the Depositary Trust Company;
●	Lack of personnel to execute the Company’s strategy;
●	Operational and performance risks associated with the Company’s role as the managing member of a joint venture;
●	Dilution, financing, and governance risks associated with the Company’s minority ownership position and capital funding obligations in the joint venture;
●	The Company’s ability to achieve specified milestones, comply with program requirements, and obtain continued authorization in order to receive funding under its Department of War grant award;
●	Credit and supply chain risks related to the Company’s $4.0 million Convertible Promissory Note and strategic relationship with a key international antimony supplier;
●	Operational, inventory valuation, and liquidity risks associated with the Company’s significant inventory position in Mexico; and
●	Fluctuations in the price of the Company’s common stock.

This list is not an exhaustive list of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and under Part II, Item 1A, “Risk Factors” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United States Antimony Corporation disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. The Company advises readers to carefully review this Form 10-Q, the exhibits hereto, and the reports and documents incorporated by reference herein and filed with the Securities and Exchange Commission (the “SEC”).

You should read this report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect and from our historical results.

This report contains estimates, projections, and other information concerning our industry, our business and the markets for our products. We obtained the industry, market, and similar data set forth in this report from our own internal estimates and research and from industry research, publications, surveys, and studies conducted by third parties, including governmental agencies. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. While we believe that the data we use from third parties is reliable, we have not separately verified this data. You are cautioned not to give undue weight to any such information, projections, and estimates. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by forward-looking statements.

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

DESCRIPTION OF BUSINESS

Overview

United States Antimony Corporation began operations in Montana in January 1970 with an initial strategy centered around antimony mining and processing in Montana. Antimony mining ceased in the U.S. in the 1980’s, including our antimony mining operations in Montana, due to a significant increase of less expensive antimony ore being imported into the United States from foreign countries. However, the Company continued to process ore sourced from certain foreign suppliers into antimony oxide, metal, and trisulfide and into precious metals, primarily gold and silver, at its smelting facility in Montana. In 2025, the Company purchased certain surface rights to one of its mining claims in Montana and mined 840 tons of antimony ore. The Company has continued mining this location in 2026 and has transported additional quantities of high-grade stibnite ore to the Company’s Radersburg, Montana flotation mill. While still procuring antimony ore from foreign suppliers, the Company’s operation in Montana is once again vertically integrated with the mining of its own ore.

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

In January 2026, the Company completed the acquisition of a of a precious metals milling facility in Radersburg, Montana for total cash consideration of $4.8 million. The Company has since reconfigured the facility for antimony flotation and concentration operations while retaining its precious metals processing capability. The Radersburg property is expected to enhance midstream processing capacity and further vertically integrate the Company’s domestic antimony supply chain. During the first nine months of 2026, the Company has invested approximately $2.0 million in capital expenditures to modernize equipment and machinery and construct a new fully equipped metallurgical laboratory built on the Radersburg property.

In January 2026, the Company paid $1.3 million to purchase 36 federal mining claims located in the Koyukuk Mining District of Alaska (commonly referred to as Nolan Creek) that are prospective for antimony and gold. This agreement does not require the Company to make any royalty payments. During the fall of 2026, the Company staked an additional 48, 160-acre, State of Alaska mining claims that overlap the original Federal Mining Claims purchased in January.

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

In March 2026, the Company was awarded a $27.0 million grant from the U.S. Department of War under the Defense Production Act to support the expansion and modernization of its domestic antimony processing facilities and to fund a portion of the Company’s Alaskan antimony mining operations. The award, which is milestone-based, was modified by the DIBC during the third quarter of 2026, increasing the amount authorized for payment from $16.2 million to $20.3 million and reducing the amount subject to future authorization from $10.8 million to $6.7 million. On March 25, 2026, the Company received approval for three project milestones representing $12.8 million of committed funding for the Thompson Falls, Montana facility expansion. Based on the achievement and approval of these milestones, the Company recognized $12.8 million in the first quarter of 2026 as a grant receivable and a corresponding reduction of property, plant and equipment. The related cash proceeds were received in April 2026. Additional funding under the award is contingent upon the achievement and approval of future project milestones which are expected to occur in the near future.

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

On October 26, 2026, the Company published an initial assessment technical report summary on the Nolan Creek property located in northern Alaska that was purchased by the Company in January 2026. This Initial Assessment-level Technical Report Summary (the “Nolan Creek TRS”) was prepared in accordance with the mining property disclosure rules specified in subpart 1300 of Regulation S-K and filed as an exhibit to the Form 8-K filed by the Company on October 26, 2026. The report provides an initial assessment of the property’s mineral resource potential; however, the report does not establish mineral resources or mineral reserves for the site in accordance with Regulation S-K Item 1300. Exploration activities at the Nolan Creek property began in October 2026 with excavation of a bulk sample of approximately 1,000 tons.

Antimony Revenue Mix — Government and Industrial Customers Both Contributing

Through the first half of 2026, substantially all of the Company’s antimony-segment revenue consisted of antimony trioxide (“ATO”) sales to a diversified base of industrial customers across flame-retardant and specialty-chemical end markets. In the third quarter of 2026, the Company began recognizing deliveries under its five-year Indefinite Delivery, Indefinite Quantity contract with the U.S. Defense Logistics Agency (“DLA”) Strategic Materials, adding a government revenue stream alongside the Company’s continuing ATO industrial sales. As of September 30, 2026, antimony revenue is being generated across both channels concurrently, with the Thompson Falls facility supporting production for both. ATO shipments to industrial customers slowed in the third quarter of 2026 relative to the first half of the year, reflecting temporary feedstock availability constraints at the Company’s Thompson Falls facility and the timing of specific customer orders.

Diversified ATO Industrial Customer Base, Anchored by a Key Long-Term Contract

The Company sells ATO to a diversified portfolio of industrial customers across the United States. Within that customer base, in November 2025 the Company entered into a five-year sales agreement with a new industrial customer that specifies a contractually fixed monthly delivery schedule through December 2026, with subsequent six-month delivery periods, pricing (subject to semiannual market-based adjustments), and volume commitments established by mutual written agreement through the balance of the five-year term. This anchor contract provides forward contractual visibility for a defined portion of ATO production. The balance of ATO output continues to be sold on a non-committed basis to the Company’s broader industrial customer base, which has demonstrated continued demand through the first nine months of 2026. Third-quarter 2026 ATO shipment volumes to this customer base were below first-half 2026 levels due primarily to feedstock availability and order-timing factors discussed above. The Company’s ATO customer base, including the anchor contract customer, has indicated continued demand, and the Company expects ATO shipments to resume to pre-slowdown levels during the fourth quarter of 2026 and into 2027, subject to feedstock availability and seasonality of potential order timing.

Supportive Policy and Market Backdrop

The Company is one of a limited number of domestic antimony producers. Management believes that continued focus by federal and industrial customers on domestic sourcing of critical minerals, including antimony, is supportive of near-term and longer-term demand for the Company’s products. The Company is positioning Thompson Falls processing capacity to serve both expanding commercial industrial demand and continued federal procurement activity.

Operations

The Company has two reportable segments: antimony and zeolite. Antimony and zeolite are minerals used in a wide range of industrial, commercial, and governmental applications, and the Company supplies these minerals in processed forms suitable for end-use applications.

Antimony Segment

The antimony segment includes our facility located in the Burns Mining District of Sanders County, Montana, which processes raw antimony ore primarily into antimony oxide, antimony metal ingots, antimony trisulfide, and precious metals, and facilities operated by our USAMSA subsidiary in Mexico, which process raw antimony ore primarily into antimony metal and a lower grade of antimony oxide.

Antimony is a mineral included on the U.S. Government’s Critical Minerals List that is used in many products by both military and industrial customers. USAC processes antimony ore into finished products that can be used in these applications. Antimony mined from the ground, which is called antimony ore or ore, is typically not salable as a finished product primarily due to impurities in the ore, the ore size not being compatible with its intended use, and the percentage of antimony contained in the ore being too low. We process ore to remove impurities, refine the size, and increase the percentage of antimony contained in the ore to approximately 71.4% to make the finished product called antimony trisulfide, to approximately 83% to make the finished product called antimony oxide, and to approximately 99.65% to make the finished product called antimony metal. Antimony trisulfide, oxide, and metal can be sold as finished products to companies in many industries as well as government agencies. Antimony oxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Antimony metal is used in bearings, storage batteries, and ordnance. Antimony trisulfide is used as a primer in ammunition. The ore we purchase for our facility located in Montana contains antimony, gold, and silver. Our Montana facility processes this ore and sells the gold and silver back to the company from which the ore was purchased, representing all of our precious metals sales, while selling the antimony to other companies across various industries. Our Mexico facilities have been processing ore primarily into antimony metal.

We estimate (but have not independently confirmed) that our present share of the domestic and international markets for antimony oxide products is approximately 4% and less than 1%, respectively. We believe we are competitive due to the following:

●	To our knowledge, we are the only U.S. domestic operating, permitted processor of antimony products.
●	We can process ore quickly and have minimal shipping time to domestic customers.

●	We have a reputation for quality products delivered on a timely basis.
●	We believe our smelter in Coahuila, Mexico is the largest operating smelter for the processing of antimony products in Mexico.
●	We are a fully vertically integrated operation that includes mining, processing and selling antimony products. We believe there are few, if any, other companies outside of Russia and China that can make that claim.

Zeolite Segment

The zeolite segment includes our vertically integrated Bear River Zeolite (“BRZ”) facility located in Preston, Idaho that mines, processes, and sells zeolite. Zeolite is a mineral that is included in many products that are used every day. BRZ can provide these minerals in a form that can be used in these products. Our zeolite has been used for many purposes including water filtration, sewage treatment, nuclear waste and other environmental cleanup, odor control, gas separation, animal nutrition, soil amendment and fertilizer, and other miscellaneous applications.

On July 24, 2025, the Company published a technical report summary on its zeolite mineral deposit located in Preston, Idaho. This Technical Report Summary, dated July 2, 2025 (the “TRS”), on the Bear River Zeolite Project was prepared in accordance with the mining property disclosure rules specified in subpart 1300 of Regulation S-K. The TRS reported approximately 2.3 million short tons of proven mineral reserves and 2.8 million short tons of probable mineral reserves. The full text of the TRS is an exhibit to the Form 8-K filed by the Company on July 25, 2025.

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

SUMMARY FINANCIAL INFORMATION

Consolidated Statements of Operations Information:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues	$10,133,437	$8,701,951	$24,843,107	$26,227,079
Cost of revenues	5,839,295	6,688,509	18,856,201	19,004,362
Gross profit	4,294,142	2,013,442	5,986,906	7,222,717
Total operating expenses	10,277,487	6,930,624	26,468,346	11,761,900
Loss from operations	(5,983,345)	(4,917,182)	(20,481,440)	(4,539,183)
Total other income (expense), net	(3,353,665)	136,482	32,870	486,562
Loss before income taxes and equity in losses of joint venture	(9,337,010)	(4,780,700)	(20,448,570)	(4,052,621)
Income tax expense	—	—	—	—
Loss before equity in losses of joint venture	(9,337,010)	(4,780,700)	(20,448,570)	(4,052,621)
Equity in losses of joint venture	(189,046)	—	(261,686)	—
Net loss	$(9,526,056)	$(4,780,700)	$(20,710,256)	$(4,052,621)

Consolidated Balance Sheet Information:

	September 30, 2026	December 31, 2025
Working capital	$56,232,142	$44,564,846
Total assets	190,283,461	153,925,669
Accumulated deficit	(66,198,805)	(45,488,549)
Total stockholders’ equity	171,945,135	140,955,189

Consolidated Results of Operations:

Revenues increased $1.4 million, or 16%, to $10.1 million for the three months ended September 30, 2026, and decreased $1.4 million, or 5%, to $24.8 million for the nine months ended September 30, 2026, compared to the corresponding prior-year periods. Gross profit was $4.3 million, or 42% of revenues, for the three months ended September 30, 2026, compared to $2.0 million, or 23% of revenues, in the prior-year period, and $6.0 million, or 24% of revenues, for the nine months ended September 30, 2026, compared to $7.2 million, or 28% of revenues, in the prior-year period. Cost of revenues included write-downs of antimony inventory to net realizable value of $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, with no such write-downs in the prior-year periods. Revenues and gross profit by segment are discussed below.

Operational and Financial Performance of Continuing Operations by Segment:

Antimony

Financial and operational performance of our antimony business for the three months ended September 30, 2026 and 2025 was as follows:

	Three months ended September 30,
Antimony	2026	2025	$ Change	% Change
Revenue (a)	$8,826,078	$8,030,005	$796,073	10%
Gross profit (a)	$4,049,101	$2,189,229	$1,859,872	85%
Pounds of antimony sold (a)	468,842	279,607	189,235	68%
Average sales price per pound	$18.83	$28.72	$(9.89)	(34)%
Average cost per pound	$10.19	$20.89	$(10.70)	(51)%
Average gross profit per pound	$8.64	$7.83	$0.81	10%
Gross margin percentage	45.88%	27.26%	18.62%	68%
a)	Excludes revenue from sales of gold and silver of $266,841 and $nil for the three months ended September 30, 2026 and 2025, respectively, and the related gross profit and pounds, which are included in the antimony segment.

Financial and operational performance of our antimony business for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine months ended September 30,
Antimony	2026	2025	$ Change	% Change
Revenue (a)	$20,248,678	$23,592,695	$(3,344,017)	(14)%
Gross profit (a)	$5,218,396	$7,493,928	$(2,275,532)	(30)%
Pounds of antimony sold (a)	1,176,064	982,559	193,505	20%
Average sales price per pound	$17.22	$24.01	$(6.79)	(28)%
Average cost per pound	$12.78	$16.38	$(3.60)	(22)%
Average gross profit (loss) per pound	$4.44	$7.63	$(3.19)	(42)%
Gross margin percentage	25.77%	31.76%	(5.99)%	(19)%
a)	Excludes revenue from sales of gold and silver of $677,034 and $(20,539) for the nine months ended September 30, 2026 and 2025, respectively, and the related gross profit and pounds, which are included in the antimony segment.

Antimony revenue increased $796,000, or 10%, for the three months ended September 30, 2026, due in part to sales under the Company’s five-year, sole-source IDIQ contract with the DLA. During the third quarter of 2026, the DLA formally accepted shipments totaling approximately 162,000 pounds of antimony metal ingots, resulting in the recognition of approximately $5.1 million in revenue. The increase in quarterly revenue was partially offset by a 34% decrease in the average sales price per pound, while pounds of antimony sold increased 68% compared to the corresponding prior year period. The lower average sales price per pound primarily reflected the decline in antimony market prices from the elevated levels experienced in 2025, partially offset by the higher contract pricing on shipments to the DLA. For the nine months ended September 30, 2026, antimony revenue decreased $3.3 million, or 14%, primarily due to a 28% decrease in the average sales price per pound, partially offset by a 20% increase in pounds of antimony sold compared to the corresponding prior-year period. As described in Note 5, each individual DLA order is priced, subject to contractual pricing formula, at the prevailing market rate for antimony metal at the time the order is placed. The market price for antimony metal has declined through 2026, and as a result, DLA orders received by the Company through 2026 are at a lower realized price per pound than the inaugural DLA order that was partially fulfilled in the third quarter. Accordingly, the antimony gross margin recognized in the three months ended September 30, 2026 should not be considered indicative of gross margin to be recognized in future periods as lower priced DLA orders are fulfilled.

Antimony gross profit increased $1.9 million, or 85%, for the three months ended September 30, 2026 as compared to the corresponding prior year period, while gross profit decreased $2.3 million, or 30%, for the nine months ended September 30, 2026. Our gross margin percentage, which improved to 46% from 27% for the three-month period, was positively affected by higher pricing related to shipments made under the Company’s contract with the DLA. For the nine-month period, gross margin declined to 26% from 32% in the prior year, primarily attributable to lower average selling prices for antimony experienced during 2026, partially offset by lower average costs per pound. Lower average cost per pound has primarily been driven by lower market prices for feedstock.

Zeolite

Financial and operational performance of our zeolite business for the three months ended September 30, 2026 and 2025 was as follows:

	Three months ended September 30,
Zeolite	2026	2025	$ Change	% Change
Revenue	$1,040,518	$671,946	$368,572	55%
Gross profit (loss) (a)	$6,606	$(25,813)	$32,419	n/m
Tons of zeolite sold	3,824	2,491	1,333	54%
Average sales price per ton	$272	$270	$2	1%
Average cost per ton	$270	$280	$(10)	(4)%
Average gross profit (loss) per ton (a)	$2	$(10)	$12	n/m

(a) – n/m means not meaningful

Financial and operational performance of our zeolite business for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine months ended September 30,
Zeolite	2026	2025	$ Change	% Change
Revenue	$3,917,395	$2,654,923	$1,262,472	48%
Gross profit	$260,113	$275,720	$(15,607)	(6)%
Tons of zeolite sold	14,114	9,377	4,737	51%
Average sales price per ton	$278	$283	$(5)	(2)%
Average cost per ton	$260	$254	$6	2%
Average gross profit per ton	$18	$29	$(11)	(36)%

Zeolite revenue increased $368,572, or 55%, and $1.3 million, or 48%, for the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year. These increases were primarily attributable to tons of zeolite sold increasing 54% and 51% during the three and nine-month periods, respectively, which reflected the Company’s expanded sales efforts, including additional penetration into the cattle market, as well as continued growth in its traditional industrial markets. The impact of changes in the average sales price per ton was not significant during both the three- and nine-month periods, as the average sales price increased by 1% during the three-month period and decreased by 2% during the nine-month period.

Gross profit was $6,606 for the three months ended September 30, 2026, an increase of $32,419 compared to the corresponding prior-year period, and $260,113 for the nine months ended September 30, 2026, a decrease of $15,607 compared to the corresponding prior-year period. For both the three- and nine-month periods, the benefit of higher sales volumes and the related revenue growth was largely offset by higher freight costs associated with the Company’s expanded geographic distribution and increased production costs associated with the higher volumes. As a result, gross profit improved modestly for the three-month period and was relatively unchanged for the nine-month period.

Consolidated Financial Performance:

Operating Expenses

Operating expenses increased $3.3 million and $14.7 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding prior-year periods, primarily due to the following:

●	Mineral exploration expense increased $3.4 million and $3.8 million for the three and nine months, respectively, primarily due to exploration activities in Alaska.

●	Salaries and benefits decreased $1.7 million for the three months and increased $6.0 million for the nine months. Non-cash share-based compensation included in salaries and benefits was $1.9 million and $3.7 million for the three months ended September 30, 2026 and 2025, respectively, and $9.0 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively. The nine-month increase reflected additional personnel to support the Company’s expanded operations and growth initiatives and an increase in equity awards granted following shareholder approval of the Amended and Restated 2023 Equity Incentive Plan in 2025, while the third-quarter decrease reflected the timing of stock award vesting.
●	General and administrative expenses increased $1.0 million and $2.5 million for the three and nine months, respectively, to support the Company’s expanded operations and growth initiatives.
●	Professional fees increased $0.3 million and $1.7 million for the three and nine months, respectively, primarily due to various strategic initiatives.
●	The prior-year periods included a $0.5 million gain on the termination of the Philipsburg lease, which reduced operating expenses in those periods.

Other Income (Expense), Net

Other income (expense), net, decreased $3.5 million and $0.5 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding prior-year periods. These decreases were primarily attributable to unrealized losses on the Company’s equity investment in Larvotto of $3.8 million during the third quarter and $1.1 million for the nine-month period, partially offset by increased interest income during both periods resulting from higher cash balances invested in interest-bearing accounts and investment securities. These unrealized losses reflected both declines in Larvotto’s share price on the Australian Securities Exchange and a weakening of the Australian dollar relative to the U.S. dollar. Because the investment is measured at fair value each reporting period, the Company’s results of operations may continue to fluctuate with changes in Larvotto’s share price and the AUD/USD exchange rate.

Capital Resources and Liquidity:

	September 30,	December 31,
Working Capital	2026	2025
Current assets	$71,597,854	$54,742,182
Current liabilities	(15,365,712)	(10,177,336)
Working capital	$56,232,142	$44,564,846

	Nine months ended September 30,
Cash Flow Information	2026	2025
Net cash used in operating activities	$(24,721,566)	$(6,220,686)
Net cash used in investing activities	(16,829,870)	(35,995,481)
Net cash provided by financing activities	41,769,173	42,415,350
Net increase in cash and cash equivalents and restricted cash	$217,737	$199,183

Net cash used in operating activities was $24.7 million for the nine months ended September 30, 2026, compared to $6.2 million in the corresponding prior year period. The increased use of operating cash in 2026 was primarily driven by higher working capital requirements, including a $16.2 million increase in inventories as the Company built up its antimony inventory. Operating cash flows were also affected by a net loss of $20.7 million, partially offset by non-cash charges, including $9.8 million of share-based compensation expense, $1.7 million of depreciation and amortization, and a $1.1 million unrealized loss on the Company’s equity investment in Larvotto.

Inventory by segment as of the dates indicated was as follows:

	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Antimony inventory	$27,798,981	$12,016,138	$7,992,140	$744,550
Zeolite inventory	327,151	505,871	421,021	501,174
Total inventories	$28,126,132	$12,522,009	$8,413,161	$1,245,724

Net cash used in investing activities was $16.8 million for the nine months ended September 30, 2026, compared to $36.0 million in the prior year comparative period. Investing activities in the current period were primarily driven by $28.4 million of capital expenditures and $1.1 million of additional advances made to a strategic supplier under a new convertible note receivable. Capital expenditures were primarily attributable to ongoing construction associated with the expansion of the Company’s existing smelting operations in Thompson Falls, Montana, the acquisition of the Radersburg flotation mill, and other capital investments, including the acquisition of additional mining claims and machinery and equipment. These cash outflows were partially offset by $12.8 million of government grant proceeds received during the period as reimbursement for qualifying capital expenditures associated with the Thompson Falls expansion. Investing activities also included $1.3 million of proceeds from the maturity of U.S. Treasury Strips and $0.3 million of capital contributions to the JV. Investing activities in the first nine months of 2025 were comprised of $19.9 million for purchases of U.S. Treasury Strips and $16.1 million for capital expenditures.

Net cash provided by financing activities was $41.8 million during the first nine months of 2026 as compared to $42.4 million of net cash provided by financing activities for the prior year nine-month period. Significant financing activities in 2026 include $49.1 million of net proceeds received from the sale of common stock in “at the market offerings” and $2.1 million of proceeds received from the exercise of pre-existing common stock warrants. These increases were offset in part by $9.5 million of treasury stock acquired, consisting of $7.8 million of shares withheld to satisfy employee payroll tax withholding obligations in connection with the vesting of RSUs and the exercise of stock options and $1.7 million of common stock repurchases under the share repurchase program authorized by the Board. Significant financing activities in the first nine months of 2025 included $38.4 million of net proceeds received from the sale of common stock in “at the market offerings” and one direct offering with an institutional investor, and $4.4 million of proceeds received from the exercise of pre-existing common stock warrants.

The Company has historically funded its operations and growth in part through the sale or issuance of common stock, exercise of warrants, debt, and other investment vehicles, an approach the Company has successfully utilized in the past. However, our ability to access capital or raise funds when needed is not assured and, if financing is not available when needed, in the amounts and on the terms required, or is unavailable altogether the Company could be required to significantly curtail its operations, modify existing strategic plans, and/or dispose of certain operations or assets, which could materially harm our business, prospects, financial condition, and operating results.

In 2025, the Company secured a $19.0 million margin credit line with a national bank that is collateralized by the Company’s U.S. Treasury Strips and bears interest at one percent above the base commercial rate. Borrowings of $5.0 million and $10.0 million during the first and second quarters of 2026, respectively, were repaid prior to the end of each quarter, and no borrowings were outstanding as of September 30, 2026 or December 31, 2025. Availability under the margin credit line is subject to customary margin requirements based upon a percentage of the value of the pledged securities.

As discussed in Note 9, in March 2026 the Company was awarded a $27.0 million grant from the U.S. Department of War under the Defense Production Act, of which $12.8 million was received in April 2026. As of September 30, 2026, $7.5 million of the remaining award was authorized for payment subject to the achievement and formal acceptance of specified milestones, and $6.7 million remained subject to future authorization by the U.S. government.

The Company could also receive additional funding from the U.S. Government for initiatives related to facility expansion and critical exploration and development mining. The Company has made formal applications in 2026 to several governmental agencies for a total of $155 million. However, there is no assurance that additional U.S. Government funding will be accessible to the Company.

In addition, the Company continues to review each segment’s operational and financial results for opportunities to improve cash flow and to make informed decisions that benefit the Company overall.

Material Cash Requirements

As of September 30, 2026, the Company’s material cash requirements included (i) payments of approximately $6.8 million through 2030 to acquire mining claims, leases, and exploration rights (approximately $550,000 in 2027, $575,000 in 2028, $3.3 million in 2029, and $2.35 million in 2030) and exploration and development spending commitments of approximately $4.65 million over periods ranging from approximately three to five years, each of which may be terminated by the Company upon notice (see Note 10); (ii) future capital contributions to the JV in proportion to the Company’s 49% interest, the timing and amount of which depend on JV budgets and development schedules that are in process (see Note 13); (iii) inventory purchase commitments of approximately $1 million expected to be settled during the remainder of 2026 (see Note 16); and (iv) principal payments on equipment financing of approximately $0.3 million (see Note 14) and operating lease payments of approximately $0.1 million (see Note 11). The Company may also repurchase additional shares under its $100 million share repurchase program, which does not obligate the Company to repurchase any specific number or amount of shares.

In August 2026, the Board approved and authorized a share repurchase program under which the Company may repurchase up to $100 million of its outstanding common stock. During the three months ended September 30, 2026, the Company repurchased 368,640 shares of common stock that resulted in a cash outlay of approximately $1.7 million. As of September 30, 2026, approximately $98.3 million remained available for future repurchases under the program.

As of September 30, 2026, the Company had cash and cash equivalents of $30.1 million and investments in debt securities of $20.9 million as available liquidity. In addition, the Company had no borrowings outstanding under its $19.0 million margin credit line, availability under which is subject to customary margin requirements, and $7.5 million of grant funding authorized for payment upon the achievement and formal acceptance of specified milestones. Net cash used in operating activities was $24.7 million for the nine months ended September 30, 2026. We intend to fund our cash requirements with cash and cash equivalents, cash generated from operations, and capital raised from various investment vehicles and believe that cash from these sources will be sufficient to cover our requirements for the next 12 months. We intend to increase production, reduce costs, and grow revenue profitably by continuing to invest in our employees, customers, infrastructure, and operations. We may also use our available cash to acquire businesses or additional properties. The nature of these investments and transactions, however, makes it difficult to predict the amount and timing of future cash requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PFO have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our PEO and PFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective as of September 30, 2026 is a result of the previously identified material weakness in internal control over financial reporting described in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The material weakness related to insufficient qualified accounting personnel and the related design and operation of controls over the financial statement close and reporting process. Notwithstanding the material weakness, management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management has taken steps to address the previously identified material weakness, including hiring additional qualified personnel to lead the accounting department, Sarbanes-Oxley compliance, SEC reporting, accounts payable, payroll, and finance and accounting in Mexico and at BRZ, as well as information technology personnel. These additional personnel have strengthened the Company’s accounting and financial reporting capabilities; however, management has not completed the evaluation and testing necessary to conclude that the material weakness has been fully remediated. In addition, in 2025 the Company engaged a third-party accounting firm to assist with the implementation of new accounting software and with Sarbanes-Oxley compliance, both of which are ongoing.

Changes in Internal Control over Financial Reporting

Other than the continued remediation efforts discussed above related to the design and implementation of sufficient controls and processes around internal controls over financial reporting, there have been no changes during the quarter ended September 30, 2026 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting. During the third quarter of 2026, the Company completed the migration of its general ledger and core accounting records to the NetSuite ERP system. The NetSuite implementation introduces new system-based controls over data integrity, user access, segregation of duties, and workflow approvals, and management views this change as part of the ongoing remediation of the previously identified material weakness. The Company is continuing to evaluate the design of, and test the operating effectiveness of, its internal controls in the new ERP environment.

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

The Company’s receipt of funds under its Department of War award is subject to significant conditions, and failure to satisfy these conditions or obtain continued authorization could adversely impact its operations and financial condition. In March 2026, the Company was awarded up to $27.0 million in funding from the U.S. Department of War under the Defense Production Act, administered through the DIBC, to support the expansion and modernization of its domestic antimony processing operations. The award is structured as a milestone-based arrangement, with $20.3 million currently authorized for payment and the remaining $6.7 million subject to future authorization at the discretion of the U.S. government. Payments are contingent upon the Company achieving specified project milestones, obtaining formal government approval of such milestones, and complying with ongoing requirements, including environmental, reporting, and project execution obligations.

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

The Company’s financing and commercial arrangement with a key antimony supplier exposes us to credit, operational, and supply chain risks. We have entered into a commercial antimony sourcing arrangement with an international supplier as part of our strategy to support and expand our antimony supply chain. This arrangement is supported by a $4.0 million Convertible Promissory Note (the “Convertible Note”) that is secured by substantially all assets of the supplier and supported by a personal guaranty from the supplier’s principal owner. While these protections are intended to mitigate our credit exposure, there can be no assurance that the supplier will have sufficient liquidity, operational capacity, or financial resources to satisfy its obligations under the note or related commercial agreements.

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

The Company’s significant inventory position in Mexico may expose us to operational, inventory valuation, and liquidity risks. The Company maintains a significant inventory of antimony materials at its facilities in Mexico which is periodically being moved to and undergoing final processing at the Company’s Thompson Falls smelters. The ultimate realization of the value of this inventory depends upon our ability to efficiently process these materials into finished products that meet applicable customer specifications in a commercially acceptable and timely manner. Processing results may be affected by numerous factors, including the characteristics of the raw materials, recovery rates, production yields, equipment performance, operating efficiencies, and other manufacturing variables.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2026, the Company withheld 3,869 shares of its common stock with an aggregate value of $18,997 to satisfy employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were recorded as treasury stock.

The following table sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the third quarter of 2026:

Maximum
			Total number	number or
			purchased as	dollar value
			part of	that may yet be
			publicly	purchased
	Total number		announced	under the
	of shares	Average price	plans or	plans or
Period	purchased	paid per share	programs	programs
July 1–31, 2026	n/a	n/a	n/a	n/a
August 1–31, 2026	—	$—	—	$100,000,000
September 1–30, 2026	368,640	4.61	368,640	98,301,047
Total	368,640	$4.61	368,640	$98,301,047

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Formation (incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2025).
3.2	Bylaws (incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2025).
23.1 *	Consent of Thomas K. Bundtzen, Pacific Rim Geological Consulting, Inc.
31.1 *	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95 *	Mine Safety Disclosure.
96.1 *	Technical Report Summary and Initial Assessment on the Nolan Creek Property.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES ANTIMONY CORPORATION

Date: November 12, 2026	By:	/s/ Gary C. Evans
Gary C. Evans
Chairman of the Board and CEO
(principal executive officer)

Date: November 12, 2026	By:	/s/ Shawn P. Winkler
Shawn P. Winkler
Senior Vice President and Chief Financial Officer
(principal financial officer)